Form 10-Q
period 1996-06-30
NORTHWEST INDIANA BANCORP
filed 1996-08-05
CIK 919864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     --------------------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended JUNE 30, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from                  to
                                   ------------------  ---------------

     Commission File Number: 0-26128

                            NORTHWEST INDIANA BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Indiana                                      35-1927981
- - - ---------------------------------------------           ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                        Identification Number)

          9204 Columbia Avenue
             Munster, Indiana                                      46321
- - - ---------------------------------------                         -----------
(Address of principal executive office)                         (ZIP code)

Registrant's telephone number, including area code:  (219) 836-9690
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 689,777 shares of the registrant's Common Stock, without par value, outstanding at June 30, 1996.

                            NORTHWEST INDIANA BANCORP
                                      INDEX
                                      -----

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.  Consolidated Financial Statements

         Item 1.  Consolidated Financial Statements of  NorthWest Indiana Bancorp

                  Consolidated Balance Sheets, June 30, 1996 and December 31, 1995        1

                  Consolidated Statements of Income, Three Months and Six Months
                    Ended June 30, 1996 and 1995                                          2

                  Consolidated Statements of Changes in Stockholders' Equity, Three
                    Months and Six Months Ended June 30, 1996 and 1995                    3

                  Consolidated Statements of Cash Flow, Six Months Ended June 30,
                     1996 and 1995                                                        4

                  Notes to Consolidated Financial Statements                          5 - 6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                            7 - 13


PART II.  Other Information                                                              14

SIGNATURES                                                                               15

                            NORTHWEST INDIANA BANCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        June 30,       December  31,
                                                                          1996              1995
                                                                      -------------    -------------
ASSETS
Cash and non-interest bearing balances in financial institutions ..   $   6,962,512    $   6,952,377
Interest bearing balances in financial institutions ...............       2,658,835        6,151,327
Federal funds sold ................................................         615,000        1,840,000
                                                                      -------------    -------------

    Total cash and cash equivalents ...............................      10,236,347       14,943,704

Securities held-to-maturity (market value: June 30, 1996 -
  $43,151,000; December 31, 1995 - $36,682,000) ...................      43,683,776       36,404,381
Federal Home Loan Bank common stock
  (cost approximates market value) ................................       1,596,700        1,596,700
Loans held for sale ...............................................         307,294             --
Loans receivable ..................................................     233,956,966      222,292,700
Less: allowance for loan loss .....................................      (2,845,470)      (2,829,681)
                                                                      -------------    -------------
    Net loans receivable ..........................................     231,111,496      219,463,019
Accrued interest receivable .......................................       2,203,838        2,091,874
Premises and equipment ............................................       5,889,237        5,256,785
Foreclosed real estate ............................................         217,564           86,366
Other assets ......................................................       1,120,053        1,068,110
                                                                      -------------    -------------
    Total assets ..................................................   $ 296,366,305    $ 280,910,939
                                                                      =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing deposits ...................................   $  15,695,871    $  11,497,478
  Interest bearing deposits .......................................     244,179,699      236,447,211
                                                                      -------------    -------------
    Total deposits ................................................     259,875,570      247,944,689
Borrowed funds ....................................................       6,006,573        3,138,829
Accrued expenses and other liabilities ............................       2,568,876        2,623,293
                                                                      -------------    -------------
    Total liabilities .............................................     268,451,019      253,706,811

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred stock, no par or stated value;
  10,000,000 shares authorized, none outstanding ..................            --               --
Common stock, no par or stated value; 20,000,000 shares authorized;
  issued and outstanding; June 30, 1996 - 689,777 shares;
  December 31, 1995 - 689,718 shares ..............................         344,889          344,859
Additional paid-in capital ........................................       2,929,224        2,927,595
Retained earnings - substantially restricted ......................      24,641,173       23,931,674
                                                                      -------------    -------------
    Total stockholders' equity ....................................      27,915,286       27,204,128
                                                                      -------------    -------------
    Total liabilities and stockholders' equity ....................   $ 296,366,305    $ 280,910,939
                                                                      =============    =============


See accompanying notes to consolidated financial statements.

                                       (1)

                            NORTHWEST INDIANA BANCORP
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                    June 30,
                                                                 1996           1995          1996           1995
                                                              -----------    ----------   ------------    -----------
Interest income:
  Real estate loans .......................................   $ 4,311,462    $4,244,582   $  8,562,784    $ 8,493,403
  Commercial loans ........................................       395,778       360,043        750,224        709,949
  Consumer loans ..........................................        86,719        70,876        166,013        136,747
                                                              -----------    ----------   ------------    -----------
      Total loan interest .................................     4,793,959     4,675,501      9,479,021      9,340,099
  Securities held-to-maturity .............................       664,867       482,660      1,274,730        929,633
  Other interest earning assets ...........................        72,800       112,316        224,841        154,547
                                                              -----------    ----------   ------------    -----------
      Total interest income ...............................     5,531,626     5,270,477     10,978,592     10,424,279

Interest expense:
  Deposits ................................................     2,733,661     2,572,433      5,506,829      4,916,564
  Borrowed funds ..........................................        43,593        35,182         79,404         59,175
                                                              -----------    ----------   ------------    -----------
      Total interest expense ..............................     2,777,254     2,607,615      5,586,233      4,975,739

Net interest income .......................................     2,754,372     2,662,862      5,392,359      5,448,540
Provision for loan losses .................................        17,500        17,500         32,500         45,000
                                                              -----------    ----------   ------------    -----------
Net interest income after provision for loan losses .......     2,736,872     2,645,362      5,359,859      5,403,540

Noninterest income:
  Gain/(loss) on sale of interest earning assets ..........        (4,638)        3,149         (4,895)         5,926
  Fees and service charges ................................       107,454       101,552        238,968        214,908
  Trust operations ........................................        61,874        37,570        108,119         86,287
  Other ...................................................          --           2,571           --            3,521
                                                              -----------    ----------   ------------    -----------
      Total noninterest income ............................       164,690       144,842        342,192        310,642

Noninterest expense:
  Compensation and benefits ...............................       750,206       720,659      1,545,466      1,451,000
  Occupancy and equipment .................................       261,227       211,440        505,622        428,284
  Federal insurance premium ...............................       140,299       131,989        278,430        264,019
  Advertising .............................................        38,962        44,043         84,891         79,458
  Data processing .........................................        73,808        69,210        139,809        131,420
  Other ...................................................       367,230       373,445        706,396        733,422
                                                              -----------    ----------   ------------    -----------
      Total noninterest expense ...........................     1,631,732     1,550,786      3,260,614      3,087,603

Income before income taxes ................................     1,269,830     1,239,418      2,441,437      2,626,579
Income tax expense ........................................       506,600       493,425        973,200      1,047,000
                                                              -----------    ----------   ------------    -----------

Net income ................................................   $   763,230    $  745,993   $  1,468,237    $ 1,579,579
                                                              ===========    ==========   ============    ===========
Earnings per common and common equivalent share (Note 6):

Net Income ................................................   $      1.11    $     1.08   $       2.13    $      2.29
                                                              ===========    ==========   ============    ===========
Dividends declared per common share .......................   $      0.55    $     0.55   $       1.10    $      1.10


See accompanying notes to consolidated financial statements

                                       (2)

                            NORTHWEST INDIANA BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                       June 30,
                                                            1996            1995            1996            1995
                                                        ------------    ------------    ------------    ------------
Balance beginning of period .........................   $ 27,530,810    $ 26,063,948    $ 27,204,128    $ 25,606,009

    Stock option plan, 59 shares of common stock
      issued at $18.63 - $42.50 per share in 1996 and
      527 shares of common stock issued at $18.63 -
      $23.00 per share in 1995 ......................            624           6,872           1,660          10,198

    Cash dividends declared, $1.10 per share in
      1996 and 1995 .................................       (379,378)       (379,357)       (758,739)       (758,330)

    Net income ......................................        763,230         745,993       1,468,237       1,579,579
                                                        ------------    ------------    ------------    ------------
Balance end of period ...............................   $ 27,915,286    $ 26,437,456    $ 27,915,286    $ 26,437,456
                                                        ============    ============    ============    ============


See accompanying notes to consolidated financial statements.





                                     (3)

                            NORTHWEST INDIANA BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                  1996            1995
                                                                              ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................   $  1,468,237    $ 1,579,579
                                                                              ------------    -----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Origination of loans for sale ......................................       (580,400)      (255,100)
       Sale of loans originated for sale ..................................        268,211        307,426
       Depreciation and amortization, net of accretion ....................        244,945        190,664
       Net gains on sale of loans .........................................         (3,311)        (5,926)
       Net gains on sale of foreclosed real estate ........................           --             (196)
       Provision for loan losses ..........................................         32,500         45,000
       Unrealized losses on mortgage loans held for sale ..................          8,206           --
       Net change in unearned interest on loans ...........................          3,776        (10,039)
       Change in deferred loan fees .......................................         23,490        (34,717)
       Change in interest receivable ......................................       (111,964)        (9,398)
       Change in other assets .............................................        (51,943)      (143,126)
       Change in accrued expenses and other liabilities ...................        (54,417)      (620,284)
                                                                              ------------    -----------
         Total adjustments ................................................       (220,907)      (535,696)
                                                                              ------------    -----------
            Net cash from operating activities ............................      1,247,330      1,043,883
                                                                              ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in interest bearing time deposits in other financial institutions           --          493,472
   Proceeds from maturities of securities held-to-maturity ................      7,171,429      3,500,000
   Purchase of securities held-to-maturity ................................    (14,671,206)    (6,494,844)
   Purchase of Federal Home Loan Bank stock ...............................           --         (171,600)
   Principal collected on mortgage-backed securities ......................        235,437        236,984
   Loan participations purchased ..........................................           --          (33,440)
   Loans made net of payments received ....................................    (11,839,441)     1,857,142
   Purchase of property plant and equipment ...............................       (892,452)      (670,042)
   Proceeds from sale of foreclosed real estate ...........................           --           87,246
                                                                              ------------    -----------

      Net cash from investing activities ..................................    (19,996,233)    (1,195,082)
                                                                              ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in deposits .....................................................     11,930,881      5,234,277
   Change in borrowed funds ...............................................      2,867,744       (409,710)
   Proceeds from issuance of capital stock ................................          1,660         10,198
   Cash dividends paid ....................................................       (758,739)      (758,330)
                                                                              ------------    -----------
      Net cash from financing activities ..................................     14,041,546      4,076,435
                                                                              ------------    -----------
      Net change in cash and cash equivalents .............................     (4,707,357)     3,925,236
   Cash and cash equivalents at beginning of period .......................     14,943,704      5,743,060
                                                                              ------------    -----------
   Cash and cash equivalents at end of period .............................   $ 10,236,347    $ 9,668,296
                                                                              ============    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest ............................................................   $  5,569,437    $ 4,941,909
      Income taxes ........................................................   $    755,000    $ 1,103,000

See accompanying notes to consolidated financial statements

                                       (4)

                            NORTHWEST INDIANA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Company), its wholly-owned subsidiary, Peoples Bank SB (the
Bank), and the Bank's wholly-owned subsidiaries. The Company has no other business activity other than being a holding company for the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Company as of June 30, 1996 and December 31, 1995, and the statements of income and changes in stockholders' equity for the three months and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. The income reported for the three month and six month periods ended June 30, 1996 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         The Bank grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

NOTE 3 - RECLASSIFICATIONS

         Certain amounts reported in the December 31, 1995 consolidated financial statements have been reclassified to conform to the June 30, 1996 presentation. All reclassifications are of a normal recurring nature.

NOTE 4 - CONSOLIDATED BALANCE SHEETS

         The Balance Sheet of December 31, 1995 has been taken from the audited financial statements at that date.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Bank is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to make loans and standby letters of credit.

         Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policy to make such commitments as it uses for on-balance-sheet items.

         At June 30, 1996 and December 31, 1995, commitments to make loans totaled $29.8 million and $27.2 million, respectively and standby letters of credit totaled $486 thousand and $489 thousand, respectively. At June 30, 1996, $26.2 million (88%) of the commitments were at variable rates.

         Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.


                                      (5)

NOTE 6 - EARNINGS PER COMMON SHARE

         The weighted average number of shares used in the calculation of earnings per share during the three month periods ended June 30, 1996 and 1995 were 689,750 and 689,229, respectively. The weighted average number of shares used in the calculation of earnings per share during the six month periods ended June 30, 1996 and 1995 were 689,735 and 689,138, respectively. The effect of common stock equivalents is not material in these periods.



                                      (6)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         NorthWest Indiana Bancorp, an Indiana corporation (NWIB or the Company), is the holding company for Peoples Bank SB (the Bank), an Indiana stock savings bank. Peoples Bank SB is a wholly owned subsidiary of NWIB. The Company has no other business activity other than being the holding company for Peoples Bank SB. At June 30, 1996, the Company had total assets of $296.4 million and total deposits of $259.9 million. Stockholders' equity totaled $27.9 million or 9.4% of total assets, with book value per share at $40.47. Net income for the six months ended June 30, 1996, was $1.5 million, or $2.13 per share. The annualized return on average assets (ROA) was 1.03%, while the annualized return on average stockholders' equity (ROE) was 10.62%, for the six month period.

FINANCIAL CONDITION

         During the six months ended June 30, 1996, total assets increased by $15.5 million (5.5%), with interest-earning assets increasing by $14.5 million (5.4%). Total deposits and borrowed funds increased by $14.8 million (5.9%). At June 30, 1996, interest-earning assets totaled $282.8 million and represented 95.4% of total assets. Loans receivable and loans held for sale totaled $234.3 million and represented 82.8% of interest-earning assets, 79.0% of total assets and 90.1% of total deposits. The loan portfolio includes $11.3 million (4.8%) in construction and development loans, $148.5 million (63.4%) in residential mortgage loans, $53.0 million (22.6%) in commercial and multifamily real estate loans, $17.1 million (7.3%) in commercial business loans and $4.4 million (1.9%) in consumer loans. During the six months ended June 30, 1996, loans increased by $12.0 million (5.4%), as increased loan demand within the Bank's market area resulted in growth in the real estate, commercial business and consumer loan portfolios. Adjustable rate loans comprised 60% of the total investment in loans at June 30, 1996.

         The Bank is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold in the secondary market because of the additional exposure to interest rate risk associated with this product. The Bank retains the servicing on all loans sold in the secondary market. During the six months ending June 30, 1996, the Bank sold $265 thousand in fixed rate mortgage loans. The amount includes five loans. At June 30, 1996, the Bank had three loans, totaling $307 thousand, classified as held for sale.

         The primary objective of the investment portfolio is to provide for the liquidity needs of the Bank and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest-bearing deposits in other financial institutions, U.S. government securities and federal agency obligations. Investments are generally for terms ranging from one day to five years. At June 30, 1996, the investment portfolio totaled $45.3 million which included $43.7 million in securities held-to-maturity and $1.6 million in Federal Home Loan Bank (FHLB) of Indianapolis common stock. The investment portfolio consists of 64.0% in U.S. government agency debt securities, 27.7% in U.S. government debt securities, 4.8% in U.S. government agency mortgage-backed securities, and 3.5% in FHLB common stock. In addition, the Bank had $2.7 million in interest-bearing deposits at the FHLB and $615 thousand in federal funds. During the six months ended June 30, 1996, the size of the investment portfolio increased by $7.3 million (19.2%), while



                                      (7)
interest-bearing deposits and federal funds decreased by $4.7 million (59%). The increase in the investment portfolio was due to deposit growth and the investment of overnight funds into securities.

         Management believes that the credit risk profile of the earning asset portfolio is relatively low. At June 30, 1996, the Bank had $1.1 million in non-performing loans. The June 30, 1996, balance includes $403 thousand in loans accounted for on a non-accrual basis and $657 thousand in accruing loans which were contractually past due 90 days or more. The total of these non-performing loans represents 0.45% of the total loan portfolio and 0.36% of total assets. At June 30, 1996, the Bank had $218 thousand in foreclosed real estate. The total represents 0.07% of total assets.

         The table which follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000's).

                                                                             June 30,    December 31,
                                                                              1996            1995

                                                                          #   Amount    #     Amount
                                                                          -   ------    -     ------
Loans accounted for on a non-accrual basis:

Real estate loans:
     Residential                                                          7   $  238      11   $  361
     Commercial                                                           -      ---       -      ---
Commercial business loans                                                 5      119       -      ---
Consumer loans                                                            1       46       1       11
                                                                         --   ------    ----   ------
         Total                                                           13   $  403      12   $  372
                                                                         ==   ======    ====   ======


Accruing loans which are contractually past due 90 days or more:
Real estate loans:
     Residential                                                         15   $  650      19     $637
     Commercial                                                           -      ---       -      ---
Commercial business loans                                                 -      ---       -      ---
Consumer loans                                                            1        7       1       46
                                                                         --   ------    ----   ------

         Total                                                           16   $  657      20   $  683
                                                                         ==   ======    ====   ======

Total of non-accrual and 90 days or more past due loans                  29   $1,060      32   $1,055
                                                                         ==   ======    ====   ======

Foreclosed real estate                                                    4   $  218       2   $   86
                                                                         ==   ======    ====   ======

Ratio of non-performing loans to total assets                                   0.36%            0.38%
Ratio of non-performing loans to total loans                                    0.45%            0.47%
Ratio of foreclosed real estate to total assets                                 0.07%            0.03%
Ratio of non-performing assets to total assets                                  0.43%            0.41%


                                      (8)

         At June 30, 1996, $572 thousand of the Bank's loans were classified as substandard. The total represents 22 loans. There were no loans classified as doubtful or loss. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At June 30, 1996, there were no material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

         Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the six months ended June 30, 1996, additions to the ALL account totaled $32 thousand compared to $45 thousand for the six months ended June 30, 1995. Charge-offs net of recoveries totaled $17 thousand during the current period. The amount provided during the current six months was based on loan activity, current economic conditions and management's assessment of portfolio risk. At June 30, 1996, the balance in the ALL account totaled $2.8 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

         The table below sets forth the allocation of the ALL and related ratios on the dates indicated. The amounts are stated in thousands (000's).

                                      June 30, 1996   December 31, 1995
                                      -------------   -----------------
Real estate loans:
     Residential                       $  372    13%   $  372    13%
     Commercial                           865    30       860    30
     Construction & Development           137     5       130     5
Commercial business loans                 650    23       650    23
Consumer loans                            110     4       110     4
Unallocated                               711    25       708    25
                                       ------   ---    ------   ---
         Total                         $2,845   100%   $2,830   100%
                                       ======   ===    ======   ===
Ratio of ALL to loans outstanding              1.21%           1.27%
Ratio of ALL to non-performing loans          268.4%          268.3%

         At June 30, 1996, no portion of the ALL was allocated to impaired loan balances as the Bank had no loans considered to be impaired loans as of, or for the six months ended June 30, 1996. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date.

         Deposits are the major source of funds for lending and other investment purposes. At June 30, 1996, deposits totaled $259.9 million. During the six months ending June 30, 1996, savings accounts increased $2.1 million (5.1%), NOW accounts increased $3.7 million (17.5%), checking accounts increased $4.2 million (36.5%), money market deposit accounts (MMDA's) increased $1.4 million (6.4%) and certificates of deposit increased by $535 thousand (0.4%). At June 30, 1996, the deposit base was comprised of 16.9% savings accounts, 8.7% MMDA's, 9.6% NOW accounts, 6.0% checking accounts and 58.8% certificates of deposit. At


                                      (9)

June 30, 1996, repurchase agreements totaled $3.7 million. Other short-term borrowings totaled $2.3 million. The Company had no long-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity refers to the ability to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investment in interest-bearing deposits in other financial institutions, and the purchase and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bank offers repurchase agreements which generally mature within one year and has established a line of credit with the FHLB.

         During the six months ended June 30, 1996, there was a net decrease in cash and cash equivalents of $4.7 million. The reduction was due to the $4.7 million decrease in interest-bearing deposits in other financial institutions and federal funds, as funds were used for loan originations and the purchase of securities. The primary sources of cash were deposit growth which totaled $11.9 million and cash provided by operating activities of $1.2 million. The six months ended June 30, 1996, reflects a significant increase in loan originations and deposit growth compared to the six months ended June 30, 1995. Cash was also used for the payment of common stock dividends of $759 thousand and the construction of a new branch facility located in Merrillville, Indiana. The new facility represents the Company's commitment to quality service and community development, and provides opportunities to expand market share by attracting additional deposits and loans from the surrounding areas. The new facility is scheduled to open during the third quarter of 1996. The new facility is not expected to have a material impact on noninterest expense.

         At June 30, 1996, outstanding commitments to fund loans totaled $29.8 million. Approximately 88% of the commitments were at variable rates. The Bank has sufficient cash flow and borrowing capacity to fund outstanding commitments and to maintain proper levels of liquidity.

         Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. During the six months ended June 30, 1996, stockholders' equity increased by $711 thousand (2.6%). The increase resulted primarily from earnings of $1.5 million during the period. In addition, $2 thousand represents proceeds from the exercised rights of 60 stock options. The reduction of $759 thousand represents cash dividends for the six month period.

         The Company is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the FRB), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Company and the Bank, the FRB and FDIC capital requirements are substantially identical. The Company and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. In addition, the FRB and FDIC regulations provide for a minimum Tier I leverage ratio (Tier I capital to adjusted total assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other financial institutions are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least one to two percent.




                                      (10)

         The following table shows that, at June 30, 1996, the Company's capital exceeded all regulatory capital requirements. At June 30, 1996, the Company's and the Bank's regulatory capital ratios were identical.

                                                    Actual  Required
                                                    ------  --------
Tier I capital to risk-weighted  assets              15.4%   4.0%

Total risk-based capital to risk-weighted assets     16.7%   8.0%

Tier I capital leverage ratio                         9.4%   3.0%


RESULTS OF OPERATIONS - COMPARISON OF THE QUARTER ENDED JUNE 30, 1996 TO THE QUARTER ENDED JUNE 30, 1995

         The Company's earnings are dependent upon the earnings of the Bank. The Bank's earnings are primarily dependent upon net interest margin. The net interest margin is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowings stated as a percentage of average total assets. Net income for the quarter ended June 30, 1996, was $763 thousand compared to $746 thousand for the quarter ended June 30, 1995, an increase of $17 thousand (2.3%). The earnings represent a return on average assets of 1.05% for the current quarter compared to 1.10% for the quarter ended June 30, 1995. The return on average equity was 10.94% for the current quarter compared to 11.34% for the quarter ended June 30, 1995. The increase in earnings was due to the growth of interest-earning assets, a reduction in the cost of funds and increased noninterest income.

         Net interest income for the quarter ended June 30, 1996, increased by $92 thousand (3.4%) compared to the three months ended June 30, 1995. The improvement in net interest income was due to total interest income increasing by $261 thousand (5.0%) during the current period, while total interest expense increased by $169 thousand (6.5%). The net interest margin for the current quarter was 3.81%, compared to 3.93% for the three months ended June 30, 1995.

         During the three months ended June 30, 1996, interest income from loans increased by $261 thousand (5.0%) compared to the three months ended June 30, 1995. The weighted average yield on loans outstanding was 8.36% for the current quarter compared to 8.46% for the quarter ended June 30, 1995. Loan growth has contributed to the increase in interest income. During the three months ended June 30, 1996, interest income on investments and other deposits increased by $143 thousand (24.0%) compared to the quarter ended June 30, 1995. The increase was due to higher yields and portfolio growth during the current quarter. The weighted average yield on the investment portfolio for the quarter ended June 30, 1996, was 6.02% compared to 5.87% for the quarter ended June 30, 1995. The combined weighted average yield on total interest-earning assets was 7.95% for the quarter ended June 30, 1996, compared to 8.06% for the quarter ended June 30, 1995.

         Interest expense for deposits increased by $161 thousand (6.3%), during the current quarter compared to the three months ended June 30, 1995. The increase was due to deposit growth. The weighted average rate paid on deposits for the three months ended June 30, 1996, was 4.29% compared to 4.32% for the quarter ended June 30, 1995. Interest expense on short-term borrowings increased by $8 thousand during the current quarter due to higher average balances for repurchase agreements during the period. The combined weighted average



                                      (11)
rate paid on deposits and borrowings for the quarter ended June 30, 1995, was 4.29% compared to 4.33% for the quarter ended June 30, 1995. The impact of the 7.95% return on interest-earning assets and the 4.29% cost of funds resulted in an interest rate spread of 3.65% for the current quarter, compared to 3.73% for the quarter ended June 30, 1995.

         Noninterest income for the quarter ended June 30, 1996, was $20 thousand (13.7%) greater than that reported during the three months ended June 30, 1995. The improvement was due to increased Trust operations income of $24 thousand (64.7%) and increased income from fees and service charges of $6 thousand (5.8%). Noninterest expenses for the quarter ended June 30, 1996, increased by $81 thousand (5.2%) compared to the three months ended June 30, 1995. The increase in occupancy and equipment expense was due to the operation of the new East Chicago, Indiana, branch facility which opened during September 1995 and depreciation related to investments in technology. Other expense changes were due to standard increases in bank operations. Despite the increase in operating expenses, the Company's efficiency ratio for the quarter ended June 30, 1996, was 55.9%. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

         Income tax expenses for the three months ended June 30, 1996, totaled $507 thousand compared to $493 thousand for the three months ended June 30, 1995, an increase of $13 thousand (2.7%). The increase was due to an increase in pretax earnings during the current quarter.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995

         Net income for the six months ended June 30, 1996, was $1.5 million compared to $1.6 million for the six months ended June 30, 1995, a decrease of $111 thousand ( 7.1%). The earnings represent a return on average assets of 1.03% for the current six months compared to 1.18% for the six months ended June 30, 1995. The return on average equity was 10.62% for the current period compared to 12.14% for the six months ended June 30, 1995. The decrease in earnings was due to a decrease in net interest margin, caused by lower yields on interest-earning assets and a higher cost of funds during the current period.

         Net interest income for the six months ended June 30, 1996, decreased by $56 thousand (1.0%) compared to the six months ended June 30, 1995. While total interest income increased by $554 thousand (5.3%) during the period, total interest expense increased by $610 thousand (12.3%), causing the decrease in net interest income. The net interest margin for the current period was 3.77%, compared to 4.05% for the six months ended June 30, 1995.

         During the six months ended June 30, 1996, interest income from loans increased by $139 thousand (1.5%) compared to the six months ended June 30, 1995. The weighted average yield on loans outstanding was 8.38% for the current period compared to 8.42% for the six months ended June 30, 1995. Larger portfolio balances have contributed to the increase in interest income. During the six months ended June 30, 1996, interest income on investments and other deposits increased by $415 thousand (38.4%) compared to the six months ended June 30, 1995. The increase was due to higher yields and portfolio growth during the current period. The weighted average yield on the investment portfolio for the six months ended June 30, 1996, was 6.06% compared to 5.81% for the six months ended June 30, 1995. The combined weighted average yield on


                                      (12)
total interest-earning assets was 7.97% for the six months ended June 30, 1996, compared to 8.04% for the six months ended June 30, 1995.

         Interest expense for deposits increased by $590 thousand (12.0%), during the current six months compared to the six months ended June 30, 1995. The increase was due to the repricing of existing deposits at higher interest rates and deposit growth. The weighted average rate paid on deposits for the six months ended June 30, 1996, was 4.37% compared to 4.18% for the six months ended June 30, 1995. Interest expense on short-term borrowings increased by $20 thousand during the current six months due to higher average balances for repurchase agreements during the period. The combined weighted average rate paid on deposits and borrowings for the six months ended June 30, 1996, was 4.37% compared to 4.19% for the six months ended June 30, 1995. The impact of the 7.97% return on interest-earning assets and the 4.37% cost of funds resulted in an interest rate spread of 3.60% for the current six months, compared to 3.86% for the six months ended June 30, 1995.

         Noninterest income for the six months ended June 30, 1996, was $32 thousand (10.2%) greater than that reported during the six months ended June 30, 1995. The improvement was due to increased Trust operations income of $22 thousand (25.3%) and increased income from fees and service charges of $24 thousand (11.2%). Noninterest expenses for the six months ended June 30, 1996, increased by $173 thousand (5.6%) compared to the six months ended June 30, 1995. The increase in compensation and benefits was due to additional staffing and annual salary increases. The increase in occupancy and equipment expense was due to the operation of the new East Chicago, Indiana, branch facility which opened during September 1995 and depreciation related to investments in technology. Other expense changes were due to standard increases in bank operations. The Company's efficiency ratio for the six months ended June 30, 1996, was 56.9%. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

         Income tax expenses for the six months ended June 30, 1996, totaled $973 thousand compared to $1.0 million for the six months ended June 30, 1995, a decrease of $74 thousand (7.1%). The decrease was due to a decrease in pretax earnings during the current period.



                                      (13)

                           PART II - Other Information
                           ---------------------------

         Item 1.  Legal Proceedings
                  -----------------

                  The registrant is not party to any legal proceedings. No significant changes in legal proceedings of the Bank occurred during the quarter.

         Item 2.  Changes in Securities
                  ---------------------

                  Not Applicable.

         Item 3.  Defaults Upon Senior Securities
                  -------------------------------

                  Not Applicable.

         Item 4.  Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  NorthWest Indiana Bancorp held its annual meeting of shareholders on April 18, 1996. At this meeting the security holders:

                  1. Elected the following directors for the registrant, whose term of office continued after the meeting:

                                                                         Number of Votes
                                                                        For       Withheld
                                                                     ---------    --------

                                    James J. Crandall                 522,537       3,086
                                    Lourdes M. Dennison               522,537       3,086
                                    Gloria C. Gray                    522,537       3,086

                        Other directors whose term of office as a director continued after the meeting include:

                                    David A. Bochnowski                Leroy F. Cataldi
                                    Jerome F. Vrabel                   John J. Wadas, Jr.

                  2. Ratified the appointment of Crowe, Chizek and Company as the auditors for the registrant for the year ending December 31, 1996.

                                        Number of Votes
                                    For        Against     Abstain
                                    ---        -------     -------
                                    522,045        50           3,528

         Item 5.  Other Information
                  -----------------

                   Not Applicable.

         Item 6.  Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)  Exhibits.
                       --------
                       (27) Financial Data Schedule

                  (b)  Reports on Form 8-K.  None.
                       -------------------


                                     (14)

                                   SIGNATURES
                                   ----------

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NORTHWEST INDIANA BANCORP
                                 -------------------------

Date:    August 5, 1996   /s/ David A. Bochnowski
                          -------------------------------------------------
                          David A. Bochnowski
                          Chairman of the Board and Chief Executive Officer

Date:    August 5, 1996   /s/ Edward J. Furticella
                          -------------------------------------------------
                          Edward J. Furticella
                          Vice President, Chief Financial Officer and Treasurer


                                      (15)