Form 10-Q
period 1996-09-30
NORTHWEST INDIANA BANCORP
filed 1996-11-08
CIK 919864

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

      For the quarterly period ended SEPTEMBER 30, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from_______________ to _______________

      Commission File Number: 0-26128

                            NORTHWEST INDIANA BANCORP
                            -------------------------
             (Exact name of registrant as specified in its charter)

                 Indiana                                       35-1927981
---------------------------------------------               --------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                         Identification Number)

    9204 Columbia Avenue
      Munster, Indiana                                      46321
--------------------------------------                 -------------
(Address of principal executive office)                 (ZIP code)

Registrant's telephone number, including area code:  (219) 836-9690
                                                    -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 689,787 shares of the registrant's Common Stock, without par value, outstanding at September 30, 1996.

                            NORTHWEST INDIANA BANCORP
                                      INDEX
                                      -----

                                                                                              Page
                                                                                              Number
                                                                                              ------

PART I.  Consolidated Financial Statements
      Item 1.   Consolidated Financial Statements of  NorthWest Indiana Bancorp

                Consolidated Balance Sheets, September 30, 1996 and December 31, 1995            1

                Consolidated Statements of Income, Three Months and Nine Months
                   Ended September 30, 1996 and 1995                                             2

                Consolidated Statements of Changes in Stockholders' Equity, Three

                   Months and Nine Months Ended September 30, 1996 and 1995                      3

                Consolidated Statements of Cash Flow, Nine Months Ended September 30,
                   1996 and 1995                                                                 4

                Notes to Consolidated Financial Statements                                   5 - 6


      Item 2.   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                               7 - 14


PART II.  Other Information                                                                     15

SIGNATURES                                                                                      16

                            NORTHWEST INDIANA BANCORP
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       September 30,     December  31,
                                                                           1996              1995
                                                                      -------------    --------------
ASSETS

Cash and non-interest bearing balances in financial institutions ..   $   6,018,667    $   6,952,377
Interest bearing balances in financial institutions ...............         279,965        6,151,327
Federal funds sold ................................................         530,000        1,840,000
                                                                      -------------    -------------

    Total cash and cash equivalents ...............................       6,828,632       14,943,704

Securities held-to-maturity (market value: September 30, 1996 -
  $41,980,000; December 31, 1995 - $36,682,000) ...................      42,036,524       36,404,381
Federal Home Loan Bank common stock
  (cost approximates market value) ................................       1,596,700        1,596,700
Loans held for sale ...............................................         308,108             --
Loans receivable ..................................................     239,256,020      222,292,700
Less: allowance for loan loss .....................................      (2,868,395)      (2,829,681)
                                                                      -------------    -------------
    Net loans receivable ..........................................     236,387,625      219,463,019
Accrued interest receivable .......................................       2,262,055        2,091,874
Premises and equipment ............................................       6,937,703        5,256,785
Foreclosed real estate ............................................         188,684           86,366
Other assets ......................................................       1,648,246        1,068,110
                                                                      -------------    -------------

    Total assets ..................................................   $ 298,194,277    $ 280,910,939
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing deposits ...................................   $  15,324,947    $  11,497,478
  Interest bearing deposits .......................................     243,685,095      236,447,211
                                                                      -------------    -------------
    Total deposits ................................................     259,010,042      247,944,689
Borrowed funds ....................................................       7,775,502        3,138,829
Accrued expenses and other liabilities ............................       4,020,431        2,623,293
                                                                      -------------    -------------
    Total liabilities .............................................     270,805,975      253,706,811

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred stock, no par or stated value;
  10,000,000 shares authorized, none outstanding ..................            --               --
Common stock, no par or stated value; 20,000,000 shares authorized;
  issued and outstanding; September 30, 1996 - 689,787 shares;
  December 31, 1995 - 689,718 shares ..............................         344,894          344,859
Additional paid-in capital ........................................       2,929,406        2,927,595
Retained earnings - substantially restricted ......................      24,114,002       23,931,674
                                                                      -------------    -------------

    Total stockholders' equity ....................................      27,388,302       27,204,128
                                                                      -------------    -------------

    Total liabilities and stockholders' equity ....................   $ 298,194,277    $ 280,910,939
                                                                      =============    =============

See accompanying notes to consolidated financial statements.

                                       (1)

                            NORTHWEST INDIANA BANCORP
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)


                                                                Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,

                                                                1996          1995            1996            1995
                                                            -----------    -----------    ------------    -----------
Interest income:
  Real estate loans .....................................   $ 4,442,755    $ 4,256,305    $ 13,005,539    $12,749,708
  Commercial loans ......................................       359,593        340,145       1,109,817      1,050,094
  Consumer loans ........................................        95,827         81,746         261,840        218,493
                                                            -----------    -----------    ------------    -----------
      Total loan interest ...............................     4,898,175      4,678,196      14,377,196     14,018,295
  Securities held-to-maturity ...........................       680,672        555,113       1,955,402      1,484,746
  Other interest earning assets .........................        54,379         87,697         279,220        242,244
                                                            -----------    -----------    ------------    -----------

      Total interest income .............................     5,633,226      5,321,006      16,611,818     15,745,285

Interest expense:

  Deposits ..............................................     2,758,762      2,703,684       8,265,591      7,620,248
  Borrowed funds ........................................        59,073         25,618         138,477         84,793
                                                            -----------    -----------    ------------    -----------

      Total interest expense ............................     2,817,835      2,729,302       8,404,068      7,705,041

Net interest income .....................................     2,815,391      2,591,704       8,207,750      8,040,244
Provision for loan losses ...............................        22,500         15,000          55,000         60,000
                                                            -----------    -----------    ------------    -----------

Net interest income after provision for loan losses .....     2,792,891      2,576,704       8,152,750      7,980,244

Noninterest income:
  Gain/(loss) on sale of interest earning assets ........         1,130          2,934          (3,765)         8,860
  Gain on sale of foreclosed real estate ................         3,668            196           3,668            196
  Fees and service charges ..............................       116,872        109,631         355,840        324,539
  Trust operations ......................................        44,855         38,746         152,974        125,033
  Other .................................................          --            4,999            --            8,520
                                                            -----------    -----------    ------------    -----------

      Total noninterest income ..........................       166,525        156,506         508,717        467,148

Noninterest expense:
  Compensation and benefits .............................       756,684        728,596       2,302,150      2,179,596
  Occupancy and equipment ...............................       272,843        223,765         778,465        652,049
  Federal insurance premium .............................     1,702,723        136,431       1,981,153        400,450
  Advertising ...........................................        26,166         25,220         111,057        104,678
  Data processing .......................................        75,924         70,210         215,733        201,630
  Other .................................................       364,514        352,859       1,070,910      1,086,281
                                                            -----------    -----------    ------------    -----------

      Total noninterest expense .........................     3,198,854      1,537,081       6,459,468      4,624,684

Income before income taxes ..............................      (239,438)     1,196,129       2,201,999      3,822,708
Income tax expense/(benefit).............................       (91,650)       476,600         881,550      1,523,600
                                                            -----------    -----------    ------------    -----------

Net income/(loss)........................................   $  (147,788)   $   719,529    $  1,320,449    $ 2,299,108
                                                            -----------    -----------    ------------    -----------

Earnings per common and common equivalent share (Note 6):

Net Income/(loss)........................................   $      (0.22)  $      1.05    $       1.91    $      3.34
                                                            ============   ===========    ============    ===========

Dividends declared per common share .....................   $       0.55   $      0.55    $       1.65    $      1.65

See accompanying notes to consolidated financial statements

                                       (2)

                            NORTHWEST INDIANA BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                   1996             1995              1996              1995
                                                              ------------      ------------      ------------      ------------
Balance beginning of period ...............................   $ 27,915,286      $ 26,437,457      $ 27,204,128      $ 25,606,009

    Stock option plan, 69 shares of common stock
      issued at $18.63 - $42.50 per share in 1996
      and 666 shares of common stock issued at $18.63 -
      $23.00 per share in 1995 ............................            186             3,543             1,846            13,743

    Cash dividends declared, $1.65 per share in
      1996 and 1995 .......................................       (379,382)         (379,338)       (1,138,121)       (1,137,669)

    Net income/(loss)......................................       (147,788)          719,529         1,320,449         2,299,108
                                                              ------------      ------------      ------------      ------------

Balance end of period .....................................   $ 27,388,302      $ 26,781,191      $ 27,388,302      $ 26,781,191
                                                              ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                                      (3)

                            NORTHWEST INDIANA BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           1996                1995
                                                                                      ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................      $  1,320,449         $  2,299,108
                                                                                      ------------         ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
       Origination of loans for sale ...........................................          (699,900)            (826,800)
       Sale of loans originated for sale .......................................           388,028              819,260
       Depreciation and amortization, net of accretion .........................           395,377              287,072
       Net gains on sale of loans ..............................................            (3,628)              (8,860)
       Net gains on sale of foreclosed real estate .............................            (3,668)                (196)
       Provision for loan losses ...............................................            55,000               60,000
       Unrealized losses on mortgage loans held for sale .......................             7,392                 --
       Net change in unearned interest on loans ................................             3,776              (11,874)
       Change in deferred loan fees ............................................             1,362              (62,658)
       Change in interest receivable ...........................................          (170,181)            (136,265)
       Change in other assets ..................................................          (580,136)            (112,133)
       Change in accrued expenses and other liabilities ........................         1,397,138             (219,521)
                                                                                      ------------         ------------

         Total adjustments .....................................................           790,560             (211,975)
                                                                                      ------------         ------------

            Net cash from operating activities .................................         2,111,009            2,087,133
                                                                                      ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in interest bearing time deposits in other financial institutions ....              --                493,472
   Proceeds from maturities of securities held-to-maturity .....................         9,171,429            5,000,000
   Purchase of securities held-to-maturity .....................................       (15,164,019)         (12,271,852)
   Principal collected on mortgage-backed securities ...........................           363,070              356,567
   Loan participations purchased ...............................................              --                (33,440)
   Loans made net of payments received .........................................       (17,115,942)           2,251,373
   Purchase of property plant and equipment ....................................        (2,078,918)          (1,174,446)
   Proceeds from sale of foreclosed real estate ................................            32,548               87,246
                                                                                      ------------         ------------

      Net cash from investing activities .......................................       (24,791,832)          (5,291,080)
                                                                                      ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in deposits ..........................................................        11,065,353            9,505,659
   Change in borrowed funds ....................................................         4,636,673               26,605
   Proceeds from issuance of capital stock .....................................             1,846               13,743
   Cash dividends paid .........................................................        (1,138,121)          (1,137,669)
                                                                                      ------------         ------------

      Net cash from financing activities .......................................        14,565,751            8,408,338
                                                                                      ------------         ------------

      Net change in cash and cash equivalents ..................................        (8,115,072)           5,204,391
   Cash and cash equivalents at beginning of period ............................        14,943,704            5,743,060
                                                                                      ------------         ------------

   Cash and cash equivalents at end of period ..................................      $  6,828,632         $ 10,947,451
                                                                                      ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest .................................................................      $  8,427,215         $  7,647,014
      Income taxes .............................................................      $  1,445,000         $  1,539,000


See accompanying notes to consolidated financial statements.

                                      (4)

                            NORTHWEST INDIANA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Company), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank's wholly-owned subsidiaries. The Company has no other business activity other than being a holding company for the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Company as of September 30, 1996 and December 31, 1995, and the statements of income and changes in stockholders' equity for the three months and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. The income reported for the three month and nine month periods ended September 30, 1996 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

            The Bank grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

NOTE 3 - RECLASSIFICATIONS

            Certain amounts reported in the December 31, 1995 consolidated financial statements have been reclassified to conform to the September 30, 1996 presentation. All reclassifications are of a normal recurring nature.

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

            At September 30, 1996 and December 31, 1995, commitments to make loans totaled $26.8 million and $27.2 million, respectively and standby letters of credit totaled $530 thousand and $489 thousand, respectively. At September 30, 1996, $20.7 million (77%) of the commitments were at variable rates.

            Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is

                                      (5)
determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

NOTE 6 - EARNINGS PER COMMON SHARE

            The weighted average number of shares used in the calculation of earnings per share during the three month periods ended September 30, 1996 and 1995 were 689,777 and 689,621, respectively. The weighted average number of shares used in the calculation of earnings per share during the nine month periods ended September 30, 1996 and 1995 were 689,749 and 689,301, respectively. The effect of common stock equivalents is not material in these periods.

                                      (6)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

      NorthWest Indiana Bancorp, an Indiana corporation (NWIB or the Company), is the holding company for Peoples Bank SB (the Bank), an Indiana stock savings bank. Peoples Bank SB is a wholly owned subsidiary of NWIB. The Company has no other business activity other than being the holding company for Peoples Bank SB. The Bank's deposit accounts are insured by the Savings Association Insurance Fund (SAIF) which is administered by the Federal Deposit Insurance Corporation
(FDIC). On September 30, 1996, the President signed the Deposit Insurance Funds Act of 1996 which required a one-time special assessment on SAIF-assessable deposits to capitalize SAIF. The special assessment resulted in a pre-tax expense of $1.6 million for the current reporting period. As a result the Company reported a net loss for the three months ended September 30, 1996, of $148 thousand, or $0.22 per share. The annualized return on average assets (ROA) was -0.20%, while the annualized return on average stockholders' equity (ROE) was -2.12%, for the three month period. Net income for the nine months ended September 30, 1996, was $1.3 million, or $1.91 per share. The ROA was 0.61%, while the ROE was 6.35%, for the nine month period.

      Excluding the SAIF assessment, net income for the three months ended September 30, 1996, was $795 thousand, or $1.15 per share compared to $720 thousand, or $1.05 per share for the three months ended September 30, 1995. The ROA was 1.08%, while the ROE was 11.27% for the current three month period compared to a ROA of 1.05% and a ROE of 10.79% for the three months ended September 30, 1995. Excluding the SAIF assessment, net income for the nine months ended September 30, 1996 and 1995 was $2.3 million. Earnings per share were $3.28 for the current nine months compared to $3.34 for the nine months ended September 30, 1995. The ROA was 1.04%, while the ROE was 10.84%, for the nine months ended September 30, 1996 compared to a ROA of 1.13% and a ROE of 11.66% for the nine months ended September 30, 1995.

      At September 30, 1996, the Company had total assets of $298.2 million and total deposits of $259.0 million. Stockholders' equity totaled $27.4 million or 9.2% of total assets, with book value per share at $39.71.

FINANCIAL CONDITION

      During the nine months ended September 30, 1996, total assets increased by $17.3 million (6.2%), with interest-earning assets increasing by $15.7 million (5.9%). Total deposits and borrowed funds increased by $15.7 million (6.3%). At September 30, 1996, interest-earning assets totaled $284.0 million and represented 95.2% of total assets. Loans receivable and loans held for sale totaled $239.6 million and represented 84.4% of interest-earning assets, 80.30% of total assets and 92.5% of total deposits. The loan portfolio includes $13.4 million (5.6%) in construction and development loans, $151.0 million (62.9%) in residential mortgage loans, $55.4 million (23.1%) in commercial and multifamily real estate loans, $15.1 million (6.4%) in commercial business loans and $4.7 million (2.0%) in consumer loans. During the nine months ended September 30, 1996, loans increased by $17.3 million (7.8%), as increased loan demand within the Bank's market area resulted in growth in the real estate, commercial business and consumer loan portfolios. Adjustable rate loans comprised 62% of the total investment in loans at September 30, 1996.

      The Bank is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold in the secondary market because of the additional exposure to interest rate risk associated with this product. The Bank retains the servicing on all loans sold in

                                      (7)
the secondary market. During the nine months ending September 30, 1996, the Bank sold $384 thousand in fixed rate mortgage loans. The amount includes seven loans. At September 30, 1996, the Bank had three loans, totaling $308 thousand, classified as held for sale.

      The primary objective of the investment portfolio is to provide for the liquidity needs of the Bank and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest-bearing deposits in other financial institutions, U.S. government securities and federal agency obligations. Investments are generally for terms ranging from one day to five years. At September 30, 1996, the investment portfolio totaled $43.6 million which included $42.0 million in securities held-to-maturity and $1.6 million in Federal Home Loan Bank (FHLB) of Indianapolis common stock. The investment portfolio consists of 64.0% in U.S. government agency debt securities, 27.6% in U.S. government debt securities, 4.7% in U.S. government agency mortgage-backed securities, and 3.7% in FHLB common stock. In addition, the Bank had $280 thousand in interest-bearing deposits at the FHLB and $530 thousand in federal funds. During the nine months ended September 30, 1996, the size of the investment portfolio increased by $5.6 million (14.8%), while interest-bearing deposits and federal funds decreased by $7.2 million (89.9%). The increase in the investment portfolio was due to deposit growth and the investment of overnight funds into securities.

      Management believes that the credit risk profile of the earning asset portfolio is relatively low. At September 30, 1996, the Bank had $1.3 million in non-performing loans. The September 30, 1996, balance includes $318 thousand in loans accounted for on a non-accrual basis and $1.0 million in accruing loans which were contractually past due 90 days or more. The total of these non-performing loans represents 0.56% of the total loan portfolio and 0.45% of total assets. At September 30, 1996, the Bank had $188 thousand in foreclosed real estate. The total represents 0.06% of total assets.

                                      (8)

      The table which follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000's).


                                                                               September 30,            December 31,
                                                                                    1996                    1995

                                                                              #        Amount          #       Amount
                                                                             ---       ------         ---      ------
Loans accounted for on a non-accrual basis:

Real estate loans:
      Residential                                                            7         $  146         11        $  361
      Commercial                                                            --             --         --            --
Commercial business loans                                                    2            111         --            --
Consumer loans                                                               2             61          1            11
                                                                           ---         ------        ---        ------
            Total                                                           11         $  318         12        $  372
                                                                           ---         ------        ---        ------

Accruing loans which are contractually past due 90 days or more:

Real estate loans:
      Residential                                                           14         $  519         19        $  637
      Commercial                                                            --             --         --            --
Commercial business loans                                                    1            500         --            --
Consumer loans                                                              --             --          1            46
                                                                           ---         ------        ---        ------

            Total                                                           15         $1,019         20        $  683
                                                                           ---         ------        ---        ------

Total of non-accrual and 90 days or more past due loans                     26         $1,337         32        $1,055
                                                                           ---         ------        ---        ------

Foreclosed real estate                                                       3         $  188          2        $   86
                                                                           ---         ------        ---        ------

Ratio of non-performing loans to total assets                                            0.45%                    0.38%
Ratio of non-performing loans to total loans                                             0.56%                    0.47%
Ratio of foreclosed real estate to total assets                                          0.06%                    0.03%
Ratio of non-performing assets to total assets                                           0.51%                    0.41%

      At September 30, 1996, $540 thousand of the Bank's loans were classified as substandard. The total represents 20 loans. There were no loans classified as doubtful or loss. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At September 30, 1996, there were no material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

      Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the nine months ended September 30, 1996, additions to the ALL account totaled $55 thousand compared to $60 thousand for the nine months ended September 30, 1995. Charge-offs net of recoveries totaled $17 thousand during the current period. The amount


                                      (9)
provided during the current nine months was based on loan activity, current economic conditions and management's assessment of portfolio risk. At September 30, 1996, the balance in the ALL account totaled $2.9 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

      The table below sets forth the allocation of the ALL and related ratios on the dates indicated. The amounts are stated in thousands (000's).

                                      September 30, 1996      December 31, 1995
                                      ------------------      -----------------
Real estate loans:
      Residential                      $  372      13%        $  372        13%
      Commercial                          865      30            860        30
      Construction & Development          154       5            130         5
Commercial business loans                 650      23            650        23
Consumer loans                            110       4            110         4
Unallocated                               717      25            708        25
                                       ------     ---         ------       ---
            Total                      $2,868     100%        $2,830       100%
                                       ======     ===         ======       ===

Ratio of ALL to loans outstanding                1.20%                    1.27%
Ratio of ALL to non-performing loans            214.5%                   268.3%

      At September 30, 1996, no portion of the ALL was allocated to impaired loan balances as the Bank had no loans considered to be impaired loans as of, or for the nine months ended September 30, 1996. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date.

      Deposits are the major source of funds for lending and other investment purposes. At September 30, 1996, deposits totaled $259.0 million. During the nine months ending September 30, 1996, deposit growth totaled $11.1 million (4.5%). Savings accounts increased $2.7 million (6.4%), NOW accounts increased $2.6 million (12.3%), checking accounts increased $3.8 million (33.3%), money market deposit accounts (MMDA's) increased $1.5 million (7.1%) and certificates of deposit increased by $446 thousand (0.3%). At September 30, 1996, the deposit base was comprised of 17.2% savings accounts, 8.8% MMDA's, 9.2% NOW accounts, 5.9% checking accounts and 58.9% certificates of deposit. At September 30, 1996, repurchase agreements totaled $5.4 million. Other short-term borrowings totaled $2.4 million. The Company had no long-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity refers to the ability to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investment in interest-bearing deposits in other financial institutions, and the purchase and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition,


                                      (10)
the Bank offers repurchase agreements which generally mature within one year and has established a line of credit with the FHLB.

      During the nine months ended September 30, 1996, there was a net decrease in cash and cash equivalents of $8.1 million. The reduction was primarily due to the $7.2 million decrease in interest-bearing deposits in other financial institutions and federal funds, as funds were used for loan originations and the purchase of securities. The primary sources of cash were deposit growth which totaled $11.1 million and cash provided by operating activities of $2.1 million. The nine months ended September 30, 1996, reflects a significant increase in loan originations compared to the nine months ended September 30, 1995. Cash was also used for the payment of common stock dividends of $1.1 million and the construction of a new, full-service, branch facility located in Merrillville, Indiana. The new facility represents the Company's commitment to quality service and community development, and provides opportunities to expand market share by attracting additional deposits and loans from the surrounding areas. The new facility opened on September 27, 1996. The new facility is not expected to have a material impact on noninterest expense.

      At September 30, 1996, outstanding commitments to fund loans totaled $26.8 million. Approximately 77% of the commitments were at variable rates. The Bank has sufficient cash flow and borrowing capacity to fund outstanding commitments and to maintain proper levels of liquidity.

      Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. During the nine months ended September 30, 1996, stockholders' equity increased by $184 thousand (0.7%). The increase resulted primarily from earnings of $1.3 million during the period. In addition, $2 thousand represents proceeds from the exercised rights of 69 stock options. The reduction of $1.1 million represents cash dividends for the nine month period.

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

      The following table shows that, at September 30, 1996, the Company's capital exceeded all regulatory capital requirements. At September 30, 1996, the Company's and the Bank's regulatory capital ratios were identical.

                                                         Actual      Required
                                                         ------      --------

Tier I capital to risk-weighted  assets                  14.8%         4.0%

Total risk-based capital to risk-weighted assets         16.1%         8.0%

Tier I capital leverage ratio                             9.2%         3.0%




                                      (11)

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1996 TO THE QUARTER ENDED SEPTEMBER 30, 1995

      The Company reported a net loss of $148 thousand for the quarter ended September 30, 1996, compared to a net income of $720 thousand for the quarter ended September 30, 1995, a decrease of $867 thousand (120.5%). The net loss was the result of the one-time special assessment required by the Deposit Insurance Funds Act of 1996 on SAIF-assessable deposits to capitalize SAIF. The SAIF assessment resulted in a pre-tax expense of $1.6 million during the current quarter. The loss represents a ROA of -0.20% for the three months ended September 30, 1996 compared to 1.05% for the quarter ended September 30, 1995. The ROE was -2.12% for the current quarter compared to 10.79% for the quarter ended September 30, 1995. Excluding the SAIF assessment, net income for the three months ended September 30, 1996, was $795 thousand, representing a ROA of 1.08% and a ROE of 11.27%.

      Net interest income for the quarter ended September 30, 1996, increased by $224 thousand (8.6%) compared to the three months ended September 30, 1995. The improvement in net interest income was due to total interest income increasing by $312 thousand (5.9%) during the current period, while total interest expense increased by $89 thousand (3.2%). The net interest margin for the current quarter was 3.82%, compared to 3.79% for the three months ended September 30, 1995.

      During the three months ended September 30, 1996, interest income from loans increased by $220 thousand (4.7%) compared to the three months ended September 30, 1995. The weighted average yield on loans outstanding was 8.32% for the current quarter compared to 8.48% for the quarter ended September 30, 1995. Loan growth has contributed to the increase in interest income. During the three months ended September 30, 1996, interest income on investments and other deposits increased by $92 thousand (14.3%) compared to the quarter ended September 30, 1995. The increase was due to higher yields and portfolio growth during the current quarter. The weighted average yield on the investment portfolio for the quarter ended September 30, 1996, was 6.22% compared to 5.95% for the quarter ended September 30, 1995. The combined weighted average yield on total interest-earning assets was 7.97% for the quarter ended September 30, 1996, compared to 8.07% for the quarter ended September 30, 1995.

      Interest expense for deposits increased by $55 thousand (2.0%), during the current quarter compared to the three months ended September 30, 1995. The increase was due to deposit growth. The weighted average rate paid on deposits for the three months ended September 30, 1996, was 4.28% compared to 4.44% for the quarter ended September 30, 1995. Interest expense on short-term borrowings increased by $33 thousand during the current quarter due to higher average balances for repurchase agreements during the period. The combined weighted average rate paid on deposits and borrowings for the quarter ended September 30, 1996, was 4.28% compared to 4.44% for the quarter ended September 30, 1995. The impact of the 7.97% return on interest-earning assets and the 4.28% cost of funds resulted in an interest rate spread of 3.69% for the current quarter, compared to 3.63% for the quarter ended September 30, 1995.

      Noninterest income for the quarter ended September 30, 1996, was $10 thousand (6.4%) greater than that reported during the three months ended September 30, 1995. The improvement was due to increased Trust operations income of $6 thousand (15.8%) and increased income from fees and service charges of $7 thousand (6.6%). Noninterest expenses for the quarter ended September 30, 1996, increased by $1.7 million (108.1%) compared to the three months ended September 30, 1995. The increase was due primarily to the special SAIF assessment of $1.6 million. Excluding the SAIF assessment, results in an increase of noninterest expense of $103 thousand (6.7%) for the current quarter compared to the quarter ended September 30, 1995. The increase in occupancy and equipment expense was due to the operation of the new East Chicago, Indiana, branch facility which opened during September 1995 and


                                      (12)
depreciation related to investments in technology. Other expense changes were due to standard increases in bank operations. Despite the increase in operating expenses, the Company's efficiency ratio, excluding the SAIF assessment, for the quarter ended September 30, 1996, was 54.7% compared to 55.5% for the three months ended September 30, 1995. The ratio is determined by dividing total noninterest expense minus the SAIF assessment by the sum of net interest income and total noninterest income for the period.

      The Company reported an income tax benefit of $92 thousand for the three months ended September 30, 1996, compared to an income tax expense of $477 thousand for the three months ended September 30, 1995, a decrease of $568 thousand (120.5%). The decrease was due to a decrease in pretax earnings during the current quarter.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

      Net income for the nine months ended September 30, 1996, was $1.3 million compared to $2.3 million for the nine months ended September 30, 1995, a decrease of $979 thousand (42.6%). The earnings represent a ROA of 0.61% for the current nine months compared to 1.13% for the nine months ended September 30, 1995. The ROE was 6.35% for the current period compared to 11.66% for the nine months ended September 30, 1995. The decrease in earnings was due to the one-time special assessment required by the Deposit Insurance Funds Act of 1996 on SAIF-assessable deposits to capitalize SAIF. The SAIF assessment resulted in a pre-tax expense of $1.6 million during the current period. Excluding the SAIF assessment, net income for the nine months ended September 30, 1996, was $2.3 million, representing a ROA of 1.04% and a ROE of 10.84%.

      Net interest income for the nine months ended September 30, 1996, increased by $168 thousand (2.1%) compared to the nine months ended September 30, 1995. The improvement in net interest income was due to total interest income increasing by $867 thousand (5.5%) during the current period, while total interest expense increased by $699 thousand (9.1%). The net interest margin for the current period was 3.79%, compared to 3.97% for the nine months ended September 30, 1995.

      During the nine months ended September 30, 1996, interest income from loans increased by $359 thousand (2.6%) compared to the nine months ended September 30, 1995. The weighted average yield on loans outstanding was 8.36% for the current period compared to 8.44% for the nine months ended September 30, 1995. Larger portfolio balances have contributed to the increase in interest income. During the nine months ended September 30, 1996, interest income on investments and other deposits increased by $508 thousand (29.4%) compared to the nine months ended September 30, 1995. The increase was due to higher yields and portfolio growth during the current period. The weighted average yield on the investment portfolio for the nine months ended September 30, 1996, was 6.11% compared to 5.86% for the nine months ended September 30, 1995. The combined weighted average yield on total interest-earning assets was 7.97% for the nine months ended September 30, 1996, compared to 8.05% for the nine months ended September 30, 1995.

      Interest expense for deposits increased by $645 thousand (8.5%), during the current nine months compared to the nine months ended September 30, 1995. The increase was due to the repricing of existing deposits at higher interest rates and deposit growth. The weighted average rate paid on deposits for the nine months ended September 30, 1996, was 4.34% compared to 4.27% for the nine months ended September 30, 1995. Interest expense on short-term borrowings increased by $54 thousand during the current nine months due to higher average balances for repurchase agreements during the period. The combined weighted average rate paid on deposits and borrowings for the nine



                                  (13)
months ended September 30, 1996, was 4.34% compared to 4.28% for the nine months ended September 30, 1995. The impact of the 7.97% return on interest-earning assets and the 4.34% cost of funds resulted in an interest rate spread of 3.63% for the current nine months, compared to 3.77% for the nine months ended September 30, 1995.

      Noninterest income for the nine months ended September 30, 1996, was $42 thousand (8.9%) greater than that reported during the nine months ended September 30, 1995. The improvement was due to increased Trust operations income of $28 thousand (22.4%) and increased income from fees and service charges of $31 thousand (9.6%). Noninterest expenses for the nine months ended September 30, 1996, increased by $1.8 million (39.7%) compared to the nine months ended September 30, 1995. The increase was due primarily to the SAIF assessment of $1.6 million. Excluding the SAIF assessment, results in an increase of noninterest expense of $276 thousand (6.0%) for the current period compared to the nine months ended September 30, 1995. The increase in compensation and benefits was due to additional staffing and annual salary increases. The increase in occupancy and equipment expense was due to the operation of the new East Chicago, Indiana, branch facility which opened during September 1995 and depreciation related to investments in technology. Other expense changes were due to standard increases in bank operations. The Company's efficiency ratio, excluding the SAIF assessment, for the nine months ended September 30, 1996, was 55.8% compared to 53.7% for the nine months ended September 30, 1995. The ratio is determined by dividing total noninterest expense minus the SAIF assessment by the sum of net interest income and total noninterest income for the period.

      Income tax expenses for the nine months ended September 30, 1996, totaled $882 thousand compared to $1.5 million for the nine months ended September 30, 1995, a decrease of $642 thousand (42.1%). The decrease was due to a decrease in pretax earnings during the current period.





                                      (14)

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

 Item 2.     Changes in Securities
             ---------------------
             Not Applicable.

 Item 3.     Defaults Upon Senior Securities
             -------------------------------
             Not Applicable.

 Item 4.     Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
             Not Applicable.

 Item 5.     Other Information
             -----------------
               Not Applicable.

 Item 6.     Exhibits and Reports on Form 8-K
             --------------------------------

             (a)  Exhibits.
                  ---------
                    (27)  Financial Data Schedule

             (b)  Reports on Form 8-K.  None.
                             -------------------




                                      (15)

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NORTHWEST INDIANA BANCORP



Date:    November 8, 1996         /s/ David A. Bochnowski
                                  -------------------------------------------
                                  David A. Bochnowski
                                  Chairman of the Board and Chief Executive
                                  Officer


Date:    November 8, 1996          /s/ Edward J. Furticella
                                  -------------------------------------------
                                  Edward J. Furticella
                                  Vice President, Chief Financial Officer and
                                  Treasurer




                                      (16)