Form 10-K405
period 1996-12-31
NORTHWEST INDIANA BANCORP
filed 1997-03-21
CIK 919864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal ended DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transaction period from __________ to __________

                         Commission file number 0-26128

                            NORTHWEST INDIANA BANCORP
             (Exact name of registrant as specified in its charter)

             INDIANA                                   35-1927981
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   9204 COLUMBIA AVENUE                                    46321
        MUNSTER, INDIANA                                 (Zip Code)
(Address of principal executive offices)

                                 (219) 836-9690
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, WITHOUT PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the average bid and ask prices for the registrant's Common Stock at February 28, 1997, at that date, the aggregate market value of the voting stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates") was $27,456,096.

There were 1,380,846 shares of the registrant's Common Stock, without par value, outstanding at February 28, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

         1.  1996 Annual Report to Shareholders.  (Parts II and IV)

         2. Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         NorthWest Indiana Bancorp, an Indiana corporation (the "Company"), was incorporated on January 31, 1994, and is the holding company for Peoples Bank SB (the "Bank"), the resulting Indiana savings bank in the conversion of Peoples Bank from a federal stock savings bank to an Indiana stock savings bank. Pursuant to the conversion, on July 31, 1994, all of the outstanding stock of Peoples Bank was converted into shares of Common Stock, without par value, of the Company. As a result, Peoples Bank SB is a wholly owned subsidiary of the Company. The Company has no other business activity other than being the holding company for Peoples Bank SB.

         The Bank is primarily engaged in the business of attracting deposits from the general public and the origination of loans, mostly upon the security of single family residences, and to a lesser extent commercial real estate and construction loans, as well as various types of consumer loans and commercial business loans, within its primary market area of Lake County, in northwest Indiana. In addition, the Bank's trust department provides estate planning, guardianships, land trusts, retirement planning, self-directed IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts.

         The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC"), an agency of the federal government. As the holding company for the Bank, the Company is subject to comprehensive examination, supervision and regulation by the Board of Governors of the Federal Reserve System ("FRB"), while the Bank is subject to comprehensive examination, supervision and regulation by both the FDIC and the Indiana Department of Financial Institutions ("DFI"). The Bank is also subject to regulation by the FRB governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which is one of the twelve regional banks comprising the system of Federal Home Loan Banks ("FHLB System").

         The Company maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its seven branch locations. For further information, see "Properties."

FORWARD-LOOKING STATEMENTS

         Statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company cautions readers that forward-looking statements, including without limitation those relating to the Company's future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due, among other things, to factors identified in this filing, including the following:

         REGULATORY RISK. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. As discussed above, the Bank and Company are subject to regulation and supervision by the DFI, FDIC, and FRB. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The banking industry continues to lose market share to competitors. In addition, legislative reactions to the problems of the thrift industry have increased the regulatory and supervisory requirements for financial institutions, which have resulted and will continue to result in increased operating expenses, and which during 1996 resulted in a substantial deposit insurance assessment as described below.

         LEGISLATION. Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts under a unified charter, to combine regulatory agencies, to alter the statutory separation of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. Management cannot predict whether or in what form any of these proposals will be adopted or the extent to which the business of the Company or the Bank may be affected thereby.

         CREDIT RISK. One of the greatest risks facing lenders is credit risk, that is, the risk of losing principal and interest due to a borrower's failure to perform according to the terms of a loan agreement. While management attempts to provide an allowance for loan losses at a level adequate to cover losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

         EXPOSURE TO LOCAL ECONOMIC CONDITIONS. The Bank's primary market area for deposits and loans encompasses Lake County, in northwest Indiana, where all of its offices are located. Ninety-five percent of the Bank's business activities are within this area. This concentration exposes the Bank to risks resulting from changes in the local economy. A dramatic drop in local real estate values would, for example, adversely affect the quality of the Bank's loan portfolio.

         INTEREST RATE RISK. The Bank's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. While the Bank attempts to balance the maturities of the Bank's assets in relation to maturities of liabilities (gap management), gap management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Company. For example, as further discussed in Management's Discussion and Analysis to the Company's Annual Report to Shareholders, given the current gap, the Bank will be adversely affected by a rising or high interest rate environment.

         COMPETITION. The activities of the Company and the Bank in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to the Company. In addition, non-bank competitors are generally not subject to the extensive regulation applicable to the Company and the Bank.

LENDING ACTIVITIES

         GENERAL. Over the years, the Bank has directed its lending efforts toward the origination of loans with adjustable rates and/or shorter terms to maturity. Product offerings include adjustable rate residential and commercial mortgages, commercial business loans tied to the prime interest rate, variable rate home equity lines of credit and consumer loans. All programs are marketed aggressively and priced competitively. Fixed rate loans generally have a contractual maturity of fifteen years or less. These loans are made at rates of interest which exceed those of adjustable rate products thereby offering some protection against the possibility of escalating interest rates.

         The Bank is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold in the secondary market because of the additional exposure to interest rate risk associated with this product. All loan sales are made to the Federal Home Loan Mortgage Corporation ("FHLMC") using the Freddie Mac "Gold Cash Program". Sales within this program avoid issues relating to the valuation of excess servicing rights, as well as costs associated with asset securitization. Loans are sold in the secondary market with servicing retained by the Bank. All loans held for sale are recorded at the lower of cost or market value.

         Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its capital and unimpaired surplus (plus up to an additional 10% of capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities at December 31, 1996, under the 15% of capital and surplus limitation was approximately $4,605,000. At December 31, 1996, the Bank had no loans which exceeded the regulatory limitations.

         At December 31, 1996, there were no concentrations of loans in any type of industry which exceeded 10% of total loans that were not otherwise disclosed as a loan category.

         LOAN PORTFOLIO. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security at the end of each of the last five years. The amounts are in thousands (000's).

                                       1996      1995      1994      1993    1993(1)
                                     --------  --------  --------  --------  --------
Type of loan:
Conventional real estate loans:
  Construction and
    development loans                $ 13,248  $  8,913  $  8,451  $  4,893  $  5,870
  Loans on existing
    properties (2)                    208,601   194,779   196,468   182,571   179,299
Consumer loans                          4,890     3,527     3,172     3,833     3,912
Commercial business, other(3)          17,957    15,074    13,839    12,908    13,002
                                     --------  --------  --------  --------  --------
    Loans receivable(4)              $244,696  $222,293  $221,930  $204,205  $202,083
                                     ========  ========  ========  ========  ========

Type of security:
Real estate:
  1-to-4 family                      $164,590  $152,485  $152,208  $136,806  $132,106
  Other dwelling units, land
    and commercial real estate         57,259    51,207    52,711    50,658    53,063
Consumer loans                          4,619     3,335     2,960     3,370     3,587
Commercial business, other(3)          16,306    13,893    13,288    12,520    12,083
                                     --------  --------  --------  --------  --------
    Loans receivable (4)             $242,774  $220,920  $221,167  $203,354  $200,839
                                     ========  ========  ========  ========  ========

Average loans outstanding
  during the period (4)              $232,465  $221,352  $213,349  $202,106  $192,409
                                     ========  ========  ========  ========  ========

(1) During the fourth quarter of 1993, the Bank changed its fiscal year-end from June 30 to December 31.
(2) Includes construction loans converted to permanent loans and commercial real estate loans.

(3)  Includes government loans and overdrafts to deposit accounts.
(4)  Net of unearned income and deferred loan fees.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Set forth below is a table showing loan origination and sale activity for each of the last three years. The amounts are in thousands (000's).

                                         1996     1995      1994
                                       --------  -------   ------
Loans originated:
Conventional real estate loans:
  Construction and development loans  $ 16,244  $ 9,434   $13,685
  Loans on existing property            26,811   12,914    27,791
  Loans refinanced                      10,253   15,961    17,470
                                       -------  -------   -------
    Total conventional real estate
      loans originated                  53,308   38,309    58,946
Commercial business loans               53,580   41,844    34,657
Consumer loans                           7,290    4,690     2,505
                                      --------  -------   -------
    Total loans originated            $114,178  $84,843   $96,108
                                      ========  =======   =======

Loan participations purchased         $     --  $    33   $    94
                                      ========  =======   =======
Whole loans and participations sold   $  2,011  $ 2,986   $   933
                                      ========  =======   =======


         LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 1996, regarding the dollar amount of loans in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage and the loan is not repaid. The amounts are stated in thousand's (000's).

                                                Maturing
                             ----------------------------------------------
                                           After one
                                 Within    but within   After
                                one year   five years   five years   Total
                                --------  -----------  ----------- --------
  Real estate loans             $ 36,384  $    55,836  $  129,629  $221,849
  Consumer loans                   2,263        2,607          20     4,890
  Commercial business loans       11,761        5,336         860    17,957
                                --------  -----------  ----------  --------
    Total loans receivable      $ 50,408  $    63,779  $  130,509  $244,696
                                ========  ===========  ==========  ========

         The table below sets forth the dollar amount of all loans due after one year from December 31, 1996, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000's).

                               Predetermined    Floating or
                                 rates         adjustable rates     Total
                               -------------   ----------------   ---------

  Real estate loans              $65,756           $119,709        $185,465
  Consumer loans                   2,330                297           2,627
  Commercial business loans        2,542              3,654           6,196
                                 -------           --------        --------
    Total                        $70,628           $123,660        $194,288
                                 =======           ========        ========

         LENDING AREA. The primary lending area of the Bank encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bank is also an active lender in Porter, LaPorte, Newton and Jasper counties in Indiana. During the past 15 years, the communities of Munster, Highland, Crown Point, Dyer, St. John, Merrillville and Schererville have experienced rapid growth and, therefore, have provided the greatest lending opportunities. At December 31, 1996, the housing vacancy rate in Bank's primary lending area was below 5%.

         LOAN COMMITMENTS. At the present time, residential real estate loan commitments must be accepted within 14 days by the borrower(s) signing a commitment acceptance and paying required loan fees. Fixed rate loans must close within 45 days of the date of the application, while adjustable loans must close within 60 days of the date of the application. Days are measured by calendar days from the date on the commitment letter. Approximately 90% of all commitments issued are exercised by borrowers. Loan commitments on commercial real estate and non-mortgage loans are given under various terms and conditions as may be warranted by the project.

         LOAN ORIGINATION FEES. All loan origination and commitment fees, as well as incremental direct loan origination costs, are deferred and amortized into income as yield adjustments over the contractual lives of the related loans.

         LOAN ORIGINATION PROCEDURE. The primary sources for loan originations are referrals from real estate brokers and builders, solicitations by the Bank's lending staff, and advertising of loan programs and rates. The Bank employs no staff appraisers. All appraisals are performed by fee appraisers that have been approved by the Bank's Board of Directors and who meet all federal guidelines and state licensing and certification requirements.

         Designated officers of the Bank have authorities, established by the Bank's Board of Directors, to approve loans. Loans from $350,000 to $600,000 may be approved by a committee of senior officers of the Bank. All loans in excess of $600,000 must be approved by the Bank's Board of Directors or its Executive Committee. (All members of the Bank's Board of Directors and Executive Committee are also members of the Company's Board of Directors and Executive Committee, respectively.) Loans to executive officers of the Bank or the Company and their affiliated parties must be approved by a disinterested majority of the Bank's Board of Directors. Loans to directors and principal shareholders must be approved by a disinterested majority of the Bank's Board of Directors when the extension of credit exceeds $50,000 or, when the aggregated amount of all extensions of credit exceeds $500,000.

         All loans secured by personal property must be covered by insurance in an amount sufficient to cover the full amount of the loan. All loans secured by real estate must be covered by insurance in an amount sufficient to cover the full amount of the loan or restore the property to its original state. First mortgage loans must be covered by a lenders title insurance policy in the amount of the loan.

THE CURRENT LENDING PROGRAMS

         RESIDENTIAL MORTGAGE LOANS. The primary lending activity of the Bank has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes or construct new homes. The residential loan portfolio also includes loans on two-to-four family dwellings. Conventional loans are made up to a maximum of 95% of the appraised value of the property, or purchase price if lower than the appraisal. For loans made in excess of 80% of value, private mortgage insurance is required in an amount sufficient to reduce the Bank's exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 95% of value. During 1996, over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower's level of equity investment.

         All fixed-rate loans currently being originated conform to FHLMC guidelines for loans purchased under the 1-to-4 family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Thirty year fixed rate mortgage loans have been sold and/or classified as held for sale to control exposure to interest rate risk.

         The Bank has offered Adjustable Rate Mortgage Loans ("ARMs") since 1984. The "Mini-Fixed ARM" has been very popular with Bank customers. The "Mini-Fixed" mortgage reprices annually after a three or five year period. ARM originations totaled $26.1 million for 1996, $19.5 million for 1995, and $27.8 million during 1994. During 1996, ARMs represented 49% of total mortgage loan originations. The ability of the Bank to successfully market ARM's depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.

         The 15 year mortgage loan program has gained wide acceptance in the Bank's primary market area. As a result of the shortened maturity of the 15 year loan, the product has been priced an average of 50 basis points less than the comparable 30 year loan offering. Mortgage applicants for the 15 year loan tend to have a larger than normal down payment; this, coupled with the larger principal and interest payment amount, has caused the 15 year mortgage loan portfolio to consist, to a significant extent, of second time home buyers whose underwriting qualifications tend to be above average.

         CONSTRUCTION LOANS. Construction loans on residential properties are made primarily to individuals. The maximum loan to value ratio is 80% of either the current appraised value or the cost of construction, whichever is less. Residential construction loans are typically made for periods of six months to one year. Loans are also made for the construction of commercial properties. All such loans are made in accordance with well defined underwriting standards, subject to prior lease of the mortgaged property, and in most cases, are personally guaranteed by the borrower. In general, loans made do not exceed 75% of the appraised value of the property.

         COMMERCIAL REAL ESTATE LOANS. Commercial real estate loans are typically made to a maximum of 75% of the appraised value. Such loans are generally made on an adjustable rate basis. Loans are typically made for a maximum term of 25 years with a balloon feature calling for a full repayment within 7 to 10 years from the date of the loan, or for a term of 15 years with no balloon. The balloon feature affords the Bank the opportunity to restructure the loan if economic conditions so warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, commercial/industrial properties, and other retail and commercial developments.

         While commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending due to the concentration of principal in a limited number of loans and the effects of general economic conditions on real estate developers and managers, the Bank has endeavored to reduce this risk in several ways. In originating commercial real estate loans, the Bank considers the feasibility of the project, the financial strength of the borrowers and lessees, the managerial ability of the borrowers, the location of the project and the economic environment. Management evaluates the debt coverage ratio and analyzes the reliability of cash flows, as well as the quality of earnings. All such loans are made in accordance with well defined underwriting standards and are generally supported by personal guarantees.

         Loans for the construction of commercial retail properties and commercial real estate loans are generally located within an area permitting physical inspection and regular review of business records. Projects financed outside of the Bank's primary lending area generally involve borrowers and guarantors who are or were previous customers and residents of the Bank's immediate lending area.

         CONSUMER LOANS. The Bank offers consumer loans to individuals for most personal, household or family purposes. Consumer loans are either secured by adequate collateral, or unsecured. Unsecured loans are based on the strength of the applicant's financial condition. All borrowers must meet current underwriting standards. The consumer loan program includes both fixed and variable rate products. The Bank purchases indirect dealer paper from various well established businesses in its immediate banking area.

         HOME EQUITY LINE OF CREDIT. The Bank offers "Prime Line", a revolving line of credit secured by the equity in the borrower's home. The offering which is tied to the prime rate of interest requires borrowers to repay 1.5% of their outstanding balance each month. In most cases, Prime Line loans will require a second mortgage appraisal and a second mortgage lenders title insurance policy. Loans are made up to a maximum of 80% of the appraised value of the property less any outstanding liens.

         HOME IMPROVEMENT LOANS AND EQUITY LOANS--FIXED TERM. Home improvement and equity loans are made up to a maximum of 80% of the appraised value of the improved property, less any outstanding liens. These loans are offered on both a fixed and variable rate basis with a maximum term of 120 months. All home equity loans are made on a direct basis to borrowers.

         COMMERCIAL BUSINESS LOANS. Although the Bank's priority in extending various types of commercial business loans changes from time to time, the basic considerations in determining the makeup of the commercial business loan portfolio are economic factors, regulatory requirements and money market conditions. The Bank seeks commercial loan relationships from the local business community and from its present customers. Conservative lending policies based upon sound credit analysis govern the extension of commercial credit. The following loans, although not inclusive, are considered preferable for the Bank's commercial loan portfolio: loans collateralized by liquid assets; loans secured by general use machinery and equipment; secured short-term working capital loans to established businesses; short-term loans with established sources of repayment and secured by sufficient equity and real estate; and unsecured loans to customers whose character and capacity to repay are firmly established. Although conservative lending policies have been applied to commercial business loans, the Bank regards the exercise of its commercial lending authority as vital to its asset restructuring program.

NON-PERFORMING ASSETS, ASSET CLASSIFICATION AND PROVISION FOR LOAN  LOSSES

         Loans are reviewed on a regular basis and are generally placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are generally placed on non-accrual status when either principal or interest is 120 days or more past due. Consumer loans are generally placed on non-accrual status when the loan is 90 days or more past due. Consumer loans are generally charged off when the loan becomes over 120 days delinquent. Commercial business and commercial real estate loans are generally placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance, tax and insurance reserve, or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.

         The Bank's mortgage loan collection procedures provide that, when a mortgage loan is 15 days or more delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize financial affairs. If the loan continues in a delinquent status for 60 days, the Bank will generally initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bank. Foreclosed real estate is recorded at the lower of cost (the unpaid balance at date of acquisition plus foreclosure costs, costs related to the sale of the foreclosed real estate and other related costs) or fair value at the date of acquisition and carried at the lower of acquisition value or net realizable value subsequent to the date of acquisition. Any write-down of the property is charged to the allowance for loan losses. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Collection procedures for consumer loans provide that when a consumer loan becomes 10 days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may grant a payment deferral. If a loan continues delinquent after 90 days and all collection efforts have been exhausted, the Bank will initiate legal proceedings. Collection procedures for commercial business loans provide that when a commercial loan becomes 10 days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower pursuant to the commercial loan collection policy. In certain instances, the Bank may grant a payment deferral or restructure the loan. Once it has been determined that collection efforts are unsuccessful, the Bank will initiate legal proceedings.

         The table which follows sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. The amounts are stated in thousands (000's).

                                       At December 31,           At June 30,
                               ------------------------------   ------------
                                1996    1995    1994    1993       1993
                               ------  ------  ------  ------     ------
 Loans accounted for on a non-accrual basis:
  Real estate:
     Residential               $  583   $  361   $ 786   $ 146     $ 179
     Commercial                    45      ---      82      88        86
  Commercial business             111      ---     ---     ---       228
  Consumer                         49       11       6     ---        29
                               ------   ------   -----   -----     -----
         Total                 $  788   $  372   $ 874   $ 234     $ 522
                               ======   ======   =====   =====     =====

 Accruing loans which are contractually past due 90 days or more:
  Real estate:
     Residential               $  373   $  637   $ 575   $ 334     $  83
     Commercial                   ---      ---     ---     ---       ---
  Commercial business               5      ---     104     ---       ---
  Consumer                          1       46       6     ---         1
                               ------   ------   -----   -----     -----
         Total                 $  379   $  683   $ 685   $ 334     $  84
                               ======   ======   =====   =====     =====

 Total of non-accrual
  and 90 days past due         $1,167   $1,055  $1,559   $ 568     $ 606
                               ======   ======  ======   =====     =====

 Ratio of non-performing
  loans to total assets         0.39%    0.38%   0.59%   0.23%     0.25%
 Ratio of non-performing
  loans to total loans          0.48%    0.47%   0.70%   0.27%     0.30%

 Foreclosed real estate        $  189   $   86  $  160   $ 183     $  97
                               ======   ======  ======   =====     =====
 Ratio of foreclosed real
  estate to total assets        0.06%    0.03%   0.06%   0.07%     0.04%


         During 1996, gross interest income of $90,672 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $56,426.

         Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bank's total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in tier-one leverage ratio calculations, tier-one risk-based capital requirements, or in capital under Generally Accepted Accounting Principles ("GAAP"). Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. At December 31, 1996, $877 thousand of the Bank's loans were classified as substandard. The total represents 14 residential real estate loans, one commercial real estate loan, five commercial business loans and four consumer loans. There were no loans classified as doubtful or loss.

         Because some loans may not be repaid in accordance with contractual agreements, an allowance for loan losses ("ALL") is maintained. Because estimating the risk of loss and the amount of loss on any loan is necessarily subjective, the ALL is maintained by management at a level considered adequate to cover losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such estimations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial estimations. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date, with particular attention given to loans which have been classified as substandard, doubtful or loss. The allocation of the ALL during periods prior to December 31, 1993, was based on the relative size of the loan categories within the total loan portfolio.

         The table which follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans or commercial real estate loans during the periods presented. The amounts are in thousands (000's).

                                          At December 31,         At June 30,
                                -------------------------------- -----------
                                  1996    1995    1994    1993      1993
                                -------- ------- ------- -------   ------

Balance at beginning of period   $2,830  $2,751  $2,583  $2,317    $1,609
Loans charged-off:
  Real estate - residential         (28)      -       -       -        (8)
  Commercial business                 -       -      (7)    (30)        -
  Consumer                            -      (2)     (3)    (28)       (2)
                                -------  ------  ------  ------   -------
    Total charge-offs               (28)     (2)    (10)    (58)      (10)
Recoveries:
  Real estate - residential           -       -       -       -         -
  Commercial business                 -       -       1       -         -
  Consumer                            -       1      33       5         7
                                -------  ------  ------  ------   -------
    Total recoveries                  -       1      34       5         7
Net (charge-offs)/recoveries        (28)     (1)     24     (53)       (3)
                                -------  ------  ------  ------   -------
Provision for loan losses            85      80     144     319       711
                                -------  ------  ------  ------   -------
Balance at end of period         $2,887  $2,830  $2,751  $2,583    $2,317
                                =======  ======  ======  ======   =======

ALL to loans outstanding          1.18%   1.27%   1.24%   1.26%     1.15%
ALL to nonperforming loans       247.4%  268.3%  160.0%  454.8%    382.3%
Net charge-offs/recoveries
  to average loans out-
  standing during the period      0.01%   0.00%   0.01%   0.03%     0.00%

         The table below shows the allocation of the allowance for loan losses on the dates indicated. The dollar amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.

                                        At December 31,                      At June 30,
                            ----------------------------------------------- ------------
                                1996        1995        1994        1993       1993
                            ---------- ----------- ----------- -----------  ---------
                              $     %    $      %    $      %    $      %     $      %
                            ----  ---- ----   ---- ----   ---- ----   ----  -----  ----
Real estate loans:
  Residential                 372  61.8   372  64.6   387  64.8   280  64.6  1,224  62.5
  Commercial and
    other dwelling            880  23.4   860  23.0   834  23.8 1,225  24.8    522  26.3
  Construction and
    development               153   5.4   130   4.0   105   3.8   ---   2.4    ---   2.9
Consumer loans                110   2.0   110   1.6   111   1.4   132   1.9    105   1.9
Commercial business
  and other                   650   7.4   650   6.8   626   6.2   946   6.3    466   6.4
Unallocated                   722         708         688         ---          ---
                            ----- ----- ----- ----- ----- ----- ----- ----- ------ -----
  Total                     2,887 100.0 2,830 100.0 2,751 100.0 2,583 100.0  2,317 100.0
                            ===== ===== ===== ===== ===== ===== ===== ===== ====== =====

INVESTMENT ACTIVITIES

         The primary objective of the investment portfolio is to provide for the liquidity needs of the Bank and to contribute to profitability by providing a stable flow of dependable earnings. Securities will generally be classified as held to maturity at the time of purchase, as management has both the positive intent and the ability to hold securities to maturity. While securities may be classified as available for sale at the time of purchase, no securities will be classified as trading investments. At December 31, 1996, all investment securities were classified as held to maturity. It has been the policy of the Bank to invest its excess cash in U.S. government securities and federal agency obligations. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 1996, the Bank's investment portfolio totaled $40.0 million. In addition, the Bank had $1.0 million in interest-bearing balances at the FHLB of Indianapolis.

         The table below shows the carrying values of the components of the investment securities portfolio at the dates indicated. The amounts are in thousands (000's).

                                                            At December 31,
                                                      1996       1995       1994
                                                    -------    -------    -------

                  U.S. government securities        $11,549    $ 9,985    $ 9,486
                  U.S. government agencies           24,934     24,015     19,917
                  Mortgage-backed securities          1,944      2,404      2,850
                  FHLB stock                          1,597      1,597      1,425
                                                    -------    -------    -------
                           Totals                   $40,024    $38,001    $33,678
                                                    =======    =======    =======

         The contractual maturities and weighted average yields for the U.S. government securities, agency securities and mortgaged-backed securities at December 31, 1996, are summarized as follows. The amounts are in thousands (000's).

                    Within 1 Year    1-5 Years     5-10 Years     After 10 Years
                    -------------  -------------  -------------   --------------
                    Amount  Yield  Amount  Yield  Amount  Yield   Amount   Yield
                    ------  -----  ------  -----  ------  -----   ------   -----
U.S. government
 securities         $4,995  5.95%  $ 6,554  5.81% $   --     --%  $    --    --%
U.S. government
 agencies            2,247  5.90    19,687  6.08   3,000   6.27        --    --
Mortgaged-backed
 securities             --    --        24  8.41     305   8.50     1,615   8.34
                    ------  ----   -------  ----  ------   ----    ------   ----
  Totals            $7,242  5.93%  $26,265  6.01% $3,305   6.48%   $1,615   8.34%
                    ======  ====   =======  ====  ======   ====    ======   ====

 SOURCES OF FUNDS

         GENERAL. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Bank of Indianapolis and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer term basis for general business purposes. The Bank uses repurchase agreements and advances from the federal Home Loan Bank of Indianapolis for short-term borrowings. At December 31, 1996, the Bank had $4.0 million in repurchase agreements. Other short-term borrowings totaled $8.3 million, of which $7.0 million represents a variable rate advance. The Bank had no long-term borrowings.

         DEPOSITS. Retail and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including savings accounts, NOW and Super NOW accounts, checking accounts, money market type accounts, certificate accounts currently ranging in maturity from ten days to 42 months, and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. The deregulation of federal controls on insured deposits has allowed the Bank to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Bank does not obtain funds through brokers.

         The following table presents the average daily amount of deposits and rates paid on such for the years indicated. The amounts are in thousands (000's).

                                          1996              1995             1994
                                    ----------------  ---------------- ---------------
                                             Average          Average          Average
                                     Amount  rate %    Amount rate %    Amount rate %
                                    -------  -------  ------- -------  ------- -------

Demand deposits                     $ 13,122   0.00% $ 10,859   0.00%  $  8,787   0.00%
NOW accounts                          23,034   2.29    20,425   2.28     18,199   2.60
MMDA accounts                         22,495   3.27    23,294   3.26     32,914   2.78
Savings accounts                      43,521   3.02    42,189   3.01     44,480   3.02
Certificates of deposit              153,433   5.53   143,005   5.51    125,429   4.21
                                    -------- -------  ------- ------- --------- ------
  Total deposits                    $255,605   4.33% $239,772   4.32%  $229,809   3.49%
                                    ======== ======= ======== ======= ========= =======

         Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 1996 are summarized as follows. The amounts are in thousands (000's).

         3 months or less                            $14,305
         Over 3 months through 6 months                6,039
         Over 6 months through 12 months               3,807
         Over 12 months                                1,949
                                                     -------
           Total                                     $26,100
                                                     =======

         BORROWINGS. Borrowed money is used on a short term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through repurchase agreements and a line of credit with the FHLBI. Securities sold under agreements to repurchase mature within one year. Repurchase agreements are generally secured by FHLMC mortgage-backed securities or U.S. government securities under the Bank's control.

         The following table sets forth the balances in short-term borrowings on the dates indicated. The amounts are stated in thousands (000's).

                                             At December 31,
                                      --------------------------
                                        1996     1995     1994
                                      -------  -------  --------

Repurchase agreements                 $ 3,993  $ 2,403  $   697
Federal Home Loan Bank advance          7,000       --       --
Other    borrowings                     1,268      735    2,454
                                      -------  -------  -------
 Total borrowings                     $12,261  $ 3,138  $ 3,151
                                      =======  =======  =======


         The following table sets forth certain information regarding repurchase agreements by the Bank at the end of and during the periods indicated. The amounts are stated in thousands (000's).

                                                At December 31,
                                           -------------------------
                                            1996     1995     1994
                                           -------  -------  -------

Balance                                    $ 3,993  $ 2,403  $   697
Securities underlying the agreements:
 Ending book value                           5,572    3,364    1,051
 Ending market value                         5,559    3,538    1,008
Weighted average rate paid (1)               5.19%    5.60%    5.08%

                                           For year ended December 31,
                                           ---------------------------
                                             1996     1995      1994
                                           -------  -------   --------

Highest month-end balance                  $ 5,419  $ 2,403   $ 2,217
Approximate average outstanding balance      3,599    1,593     1,189
Approximate weighted average rate
paid on securities sold under
agreements to repurchase (2)                 5.27%    5.65%     4.62%

------------------------
(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.
(2) The weighted average rate is calculated by dividing the interest expense for the period by the average monthly balances of securities sold under agreements to repurchase outstanding for the period.

TRUST POWERS

         The activities of the trust department include the management of self-directed investments, IRA and Keogh plans, investment agency accounts, land trusts, serving as court-appointed executor of estates and as guardian or conservator of estates, and trustee with discretionary investment authority for revocable and irrevocable trusts. At December 31, 1996, the book value of the trust department's assets totaled $65.9 million.

ANALYSIS OF PROFITABILITY AND KEY OPERATING RATIOS

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL.

         The net earnings of the Bank depend primarily upon the "spread" (difference) between (a) the income it receives from its loan portfolio and other investments and (b) its cost of money, consisting principally of the interest paid on savings accounts and on other borrowings.

         The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and short-term borrowings, and the interest rate spread at December 31, 1996.

         Weighted average yield:
         Interest-bearing balances in financial institutions    6.95%
         Securities held-to-maturity                            6.24
         Net loans receivable                                   8.24
         Total interest-earning assets                          7.96
         Weighted average cost:
         Interest bearing deposits                              4.28
         Short-term borrowings                                  5.90
         Total interest-bearing liabilities                     4.36
         Interest rate spread:
         Weighted average yield on interest-earning
         assets minus the weighted average cost of
         interest-bearing deposits                              3.60

FINANCIAL RATIOS AND THE ANALYSIS OF CHANGES IN NET INTEREST INCOME

         The tables below set forth certain financial ratios of the Company for the periods indicated:

                                              Year ended December 31,
                                           ---------------------------

                                            1996       1995       1994
                                           ------    -------    ------
Return on average assets                    0.75%      1.14%      1.24%
Return on average equity                    7.90      11.74      13.04
Average equity-to-average
 assets ratio                               9.51       9.72       9.54
Dividend payout ratio                      72.17      48.92      46.94

                                                   At December 31,
                                            ---------------------------
                                             1996       1995       1994
                                            ------    -------     -----
Total stockholders' equity to
 total assets                               9.29%      9.68%      9.61%

         The table on the following page presents average balance sheet amounts, the related interest income or expense, and average rates earned or paid for the periods indicated.

        The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.  The amounts are stated in thousands (000's).

                                          ---------------------------------------------------------------------------------
                                             Year ended December 31, 1996                  Year ended December 31, 1995
                                          ------------------------------------          -----------------------------------
                                                       Interest                                      Interest
                                          Average       Income/     Average             Average       Income/     Average
                                          Balance       Expense       Rate              Balance       Expense       Rate
                                          ------------------------------------          -----------------------------------
    Assets:

    Interest bearing balances
      in financial institutions           $   3,846     $    266        6.92 %          $   4,520     $    278        6.15 %
    Federal funds sold                        1,068           58        5.43                1,131           66        5.84
    Securities                               42,513        2,605        6.13               35,139        2,055        5.85
                                          ---------     --------                        ---------     --------
      Total investments                      47,427        2,929        6.18               40,790        2,399        5.88
                                          ---------     --------                        ---------     --------

    Loans:*
    Real estate mortgage loans              212,161       17,523        8.26              203,709       17,015        8.35
    Commercial business loans                16,014        1,522        9.50               14,174        1,412        9.96
    Consumer loans                            4,290          363        8.46                3,469          297        8.56
                                          ---------     --------                        ---------     --------
      Total loans                           232,465       19,408        8.35              221,352       18,724        8.46
                                          ---------     --------                        ---------     --------
      Total interest-earning asset          279,892       22,337        7.98              262,142       21,123        8.06
                                                        --------                                      --------
    Allowance for loan losses                (2,854)                                       (2,792)
    Cash and due from banks                   4,994                                         4,576
    Premises and equipment                    6,153                                         4,662
    Other assets                              3,098                                         3,272
                                          ---------                                     ---------
      Total assets                        $ 291,283                                     $ 271,860
                                          =========                                     =========

    Liabilities:

    Demand deposit                        $  13,122         0.00        0.00 %          $  10,859         0.00        0.00 %
    NOW accounts                             23,034          528        2.29               20,425          465        2.28
    Money market demand accounts             22,495          736        3.27               23,294          759        3.26
    Savings accounts                         43,521        1,315        3.02               42,189        1,269        3.01
    Certificates of deposit                 153,433        8,487        5.53              143,005        7,874        5.51
                                          ---------     --------                        ---------     --------
      Total interest-bearing deposits       255,605       11,066        4.33              239,772       10,367        4.32
    Short-term borrowings                     4,780          221        4.62                2,479          117        4.72
                                          ---------     --------                        ---------     --------
      Total interest-bearing liabilities    260,385       11,287        4.33              242,251       10,484        4.33

    Other liabilities                         3,191                                         3,192
                                          ---------                                     ---------
      Total liabilities                     263,576                                       245,443

    Stockholders' equity                     27,707                                        26,417
     Total liabilities and
        stockholders' equity              $ 291,283       11,287        4.03 **         $ 271,860       10,484        4.00 **
                                          =========     ========                        =========     --------
      Net interest income                               $ 11,050        3.65 %                        $ 10,639        3.73 %
                                                        ========                                      ========


                                          -----------------------------------
                                             Year ended December 31, 1994
                                          -----------------------------------
                                                       Interest
                                          Average       Income/     Average
                                          Balance       Expense       Rate
                                          -----------------------------------
    Assets:

    Interest bearing balances
      in financial institutions           $   3,425     $    159        4.64 %
    Federal funds sold                          482           21        4.36
    Securities                               32,449        1,807        5.57
                                          ---------     --------
    Total investments                        36,356        1,987        5.47
                                          ---------     --------

    Loans:*
    Real estate mortgage loans              194,415       15,686        8.07
    Commercial business loans                15,114        1,148        7.60
    Consumer loans                            3,820          301        7.88
                                          ---------     --------
      Total loans                           213,349       17,135        8.03
                                          ---------     --------
      Total interest-earning asset          249,705       19,122        7.66
                                                        --------
    Allowance for loan losses                (2,669)
    Cash and due from banks                   5,437
    Premises and equipment                    3,855
    Other assets                              3,806
                                          ---------
      Total assets                        $ 260,134
                                          =========

    Liabilities:

    Demand deposit                        $   8,787         0.00        0.00 %
    NOW accounts                             18,199          473        2.60
    Money market demand accounts             32,914          914        2.78
    Savings accounts                         44,480        1,342        3.02
    Certificates of deposit                 125,429        5,282        4.21
                                          ---------     --------
      Total interest-bearing deposits       229,809        8,011        3.49
    Short-term borrowings                     1,694           68        4.01
                                          ---------     --------
      Total interest-bearing liabilities    231,503        8,079        3.49

    Other liabilities                         3,817
                                          ---------
      Total liabilities                     235,320

    Stockholders' equity                     24,814
                                          ---------
      Total liabilities and
        stockholders' equity              $ 260,134        8,079        3.24 **
                                          =========     --------
      Net interest income                               $ 11,043        4.17 %
                                                        ========

---------------------------------------------------------------------------
    *  Non-accruing loans have been included in the average balances.
    ** Total interest expense divided by total interest-earning assets.



RATE/VOLUME ANALYSIS

      The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (1) changes in volume ( change in volume multiplied by old rate) and (2) changes in rate (change in rate multiplied by old volume).  Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.  The amounts are stated in thousands (000's).

                                          Year Ended December 31,                 Year Ended December 31,
                                   ----------------------------------        ------------------------------------
                                      1996        vs.         1995              1995        vs.         1994
                                   ----------------------------------        ------------------------------------
                                           Increase/(Decrease)                    Increase/(Decrease)
                                                  Due To                                   Due To
                                   ----------------------------------        ------------------------------------
                                     Volume       Rate         Total           Volume        Rate          Total
                                   ---------     -------      -------        ---------     --------      --------
Interest income:
 Loans receivable                  $     930     $  (245)     $   685         $    657     $    931      $  1,588
 Securities                              448         102          550              154           94           248
 Other interest-earning assets           (48)         27          (21)              95           69           164
                                   ---------     -------      -------         --------     --------      --------

 Total interest-earning assets         1,330        (116)       1,214              906        1,094         2,000
                                   ---------     -------      -------         --------     --------      --------

Interest Expense:
 Deposits                                651          47          698              500        1,856         2,356
 Borrowings and Federal Home
  Loan Bank Advances                     106          (2)         104               36           12            48
                                   ---------     -------      -------         --------     --------      --------
Total interest-bearing
 liabilities                             757          45          802              536        1,868         2,404
                                   ---------     -------      -------         --------     --------      --------

Net change in net interest
 income/(expense)                  $     573     $  (161)     $   412         $    370     $   (774)     $   (404)
                                   =========     =======      =======         ========     ========      ========


                                         Year Ended December 31,
                                   ---------------------------------
                                     1994        vs.         1993
                                   ---------------------------------
                                          Increase/(Decrease)
                                                 Due To
                                   ---------------------------------
                                     Volume       Rate         Total
                                   ---------------------------------
Interest income:
 Loans receivable                  $   1,138     $  (675)     $   463
 Securities                              128        (106)          22
 Other interest-earning assets          (181)         18         (163)
                                   ---------     -------      -------
 Total interest-earning assets         1,085        (763)         322
                                   ---------     -------      -------

Interest Expense:
 Deposits                                359        (368)          (9)
 Borrowings and Federal Home
  Loan Bank Advances                      30          (7)          23
                                   ---------     -------      -------
Total interest-bearing
 liabilities                             389        (375)          14
                                   ---------     -------      -------

Net change in net interest
 income/(expense)                  $     696     $  (388)     $   308
                                   =========     =======      =======


BANK SUBSIDIARY  ACTIVITIES

         The Bank has two wholly-owned subsidiaries, which are incorporated under the laws of the State of Indiana. Peoples Service Corporation offered a securities brokerage/annuity program to customers from October 1987 to September 1990. It has been inactive since the discontinuance of the brokerage program. During the fiscal year ended June 30, 1993, Peoples Service Corporation received authority from the FDIC to sell insurance annuities. No activity has been reported in this area. The assets of Peoples Service Corporation consist of an intercompany savings account.

         PSA Insurance Corporation, another wholly-owned subsidiary, was incorporated in 1976 to act as an agent or broker for insurance companies, and to invest in other ventures and properties as it deemed to be in its best interests. During fiscal 1987, Peoples sold the insurance accounts of PSA Insurance Corporation. Since the sale, the assets of PSA Insurance Corporation consist of three real estate lots.

         At December 31, 1996, the Bank had investment balances of $10,000 and $44,950 in Peoples Service Corporation and PSA Insurance Corporation, respectively.

         The Consolidated Financial Statements of the Company include the assets, liabilities, net worth and results of operations of the Bank and its subsidiaries. Significant intercompany transactions have been eliminated in the consolidation. For further information on the Bank's subsidiaries, see Note 1 of Notes to Consolidated Financial Statements.

COMPETITION

         The Bank's primary market area for deposits and mortgage and other loans encompasses Lake County, in northwest Indiana, where all of its offices are located. Ninety-five percent of the Bank's business activities are within this area.

         The Bank faces strong competition in its primary market area for the attraction and retention of deposits and in the origination of loans. The Bank's most direct competition for deposits has historically come from commercial banks and from savings and loan associations located in its primary market area. Particularly in times of high interest rates, the Bank has had significant competition from money market mutual funds and other firms offering financial services. The Bank's competition for loans comes principally from savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other institutional lenders.

         The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and home builders. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, competitive interest rates, convenient branch locations, drive-up facilities, automatic teller machines, tax-deferred retirement programs and other miscellaneous services.

         The Bank believes that it has a minority share of the deposits and residential mortgage loan market within its primary market area.

PERSONNEL

         As of December 31, 1996, the Bank had 89 full-time and 21 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Company has four officers (listed below under "Executive Officers of the Company"), but has no other employees. The Company's officers also are full-time employees of the Bank, and are compensated by the Bank.

REGULATION AND SUPERVISION

         BANK HOLDING COMPANY REGULATION. As a registered bank holding company for the Bank, the Company is subject to the regulation and supervision of the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the FRB.

         Under the BHCA, without the prior approval of the FRB, the Company may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the Company is generally prohibited by the BHCA from engaging in any nonbanking business unless such business is determined by the FRB to be so closely related to banking as to be a proper incident thereto. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         Under FRB policy, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the FRB that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. This support may be required by the FRB at times when the Company may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

         SAVINGS BANK REGULATION. As an Indiana stock savings bank, the Bank is subject to federal regulation and supervision by the FDIC and to state regulation and supervision by the Indiana Department of Financial Institutions (the "DFI"). The Bank's deposit accounts are insured by the SAIF, which is administered by the FDIC. The Bank is not a member of the Federal Reserve System.

         Both federal and Indiana law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires savings banks, among other things, to make deposited funds available within specified time periods.

         Under FDICIA, insured state chartered banks are prohibited from engaging as principal in activities that are not permitted for national banks, unless: (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards. The Board of Directors does not believe that these restrictions will have a material adverse effect on the Bank.

         DEPOSIT INSURANCE AND THE BANKING INDUSTRY. The Bank's deposits are insured up to $100,000 per insured account by the SAIF. The Deposit Insurance Funds Act of 1996 (the "Funds Act") required the FDIC to take steps to recapitalize the SAIF and to change the basis on which funds are raised to make the scheduled payments on the FICO bonds issued in 1987 to replenish the Federal Savings and Loan Insurance Corporation. As part of the SAIF recapitalization, during 1996 the Bank paid a special assessment of $1.6 million. The Funds Act generally limited future SAIF assessments to the level required to maintain its capitalization. Accordingly, periodic SAIF insurance assessments have fallen toward the level paid by BIF members, thereby reducing a competitive advantage for BIF members. While SAIF members continue to face higher FICO bond assessments than BIF members, the disparity is small relative to the former disparity in insurance assessments.

         The Funds Act and recent legislative and regulatory initiatives propose changes to the regulatory structure of the banking industry, including proposals to reduce regulatory burdens and expand bank powers. It is not possible to predict whether, or in what form, the proposed changes will take effect or how they will affect the Company.

         BRANCHES AND AFFILIATES. The establishment of branches by the Bank is subject to approval of the DFI and FDIC and geographic limits established by state laws. In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"). This Act facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things,(i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, and (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. During 1996, Indiana "opted in" to the provisions described in clauses (ii) and (iii) above. The effect of this new law may be to increase competition in the Bank's market area, although the extent and timing of this increase cannot be predicted.

         TRANSACTIONS WITH AFFILIATES. Under Indiana law, the Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act which restrict financial transactions between banks and affiliated companies, such as the Company. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

         CAPITAL REQUIREMENTS. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines that are applicable to the Company and the Bank. These guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier I capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance.

         In addition to the risk-based capital guidelines, the Company and the Bank are subject to a Tier I (leverage) capital ratio which requires a minimum level of Tier I capital to average total consolidated assets of 3% in the case of financial institutions that have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other institutions are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

         FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA which, among other things, define the relevant capital measures for five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% of greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

         The following table shows that, at December 31, 1996, the Company's capital exceeded all regulatory capital requirements. At December 31, 1996, the Company's and the Bank's regulatory capital ratios were identical. At December 31, 1996, the Company and the Bank were categorized as well capitalized. The dollar amounts are in millions.

                                                          Required for       To be well
                                              Actual      adequate capital   capitalized
                                           -------------  ----------------   -------------
                                           Amount Ratio   Amount    Ratio    Amount  Ratio
                                           ------ ------  ------    ------   ------- -----
     Total risk-based capital
       risk-weighted assets                $30.2   16.0%   $15.1     8.0%    $18.9   10.0%
     Tier 1 capital
       to risk-weighted assets             $27.8   14.7%   $ 7.6     4.0%    $11.3    6.0%
     Tier I capital to
        total assets                       $27.8    9.3%   $ 9.0     3.0%    $15.0    5.0%


         Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. The Company is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

         DIVIDEND LIMITATIONS. The Company is a legal entity separate and distinct from the Bank. The source of the Company's cash flow, including cash flow to pay dividends on the Company's Common Stock, is the payment of dividends to the Company by the Bank. Under Indiana law, the Bank may pay dividends, no more often than quarterly, to the extent of its undivided profits (less losses, bad debts and expenses). However, DFI approval is required to pay dividends in any year in excess of the Bank's net profits for the current year and the prior two years. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, assets, quality, and overall financial condition.

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. As of the date of its most recent regulatory examination, the Bank was rated "outstanding" with respect to its CRA compliance.

         In May 1995, the FDIC and other Federal banking agencies amended their regulations concerning the CRA. Among other things, the revised regulations implement a new evaluation system that will rate banks based on their performance in meeting community financial needs. In particular, the revised system will evaluate the degree to which a bank is performing under tests and standards judged in the context of information about the institution, its community, its competitors and its peers with respect to (i) lending, (ii) service delivery systems and (iii) investments. The revised regulations also specify that a bank's CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application.

FEDERAL TAXATION

         Generally, financial institutions are taxed for federal income tax purposes like other corporations. There are special rules governing foreclosure on property securing loans, the dividends received deduction, and the bad debt deduction.

         No gain or loss is recognized, and no debt is considered worthless, or partially worthless, as the result of a financial institution having bid in at foreclosure or otherwise reduced to ownership or possession any property which was security for any loan. The basis of property so acquired is the basis of the loan for which the property was secured increased by costs of acquisition.

         The amount of the intercorporate dividends received deduction is reduced by the percentage of taxable income allowed as a bad debt deduction. The dividends received deduction is allocated between the portion of income subject to tax and the portion that is allocated as a bad debt reserve deduction.

         The Company files federal income tax returns on a calendar year basis. State chartered savings banks such as the Bank that meet certain definitional tests and other conditions prescribed by the Internal Revenue Code of 1986 (the "Code"), are allowed to make annual additions to a bad debt reserve that may, within specified limits, be taken as deductions in computing net taxable income for federal income tax purposes. The methods available for computing the amount of the bad debt reserve deduction for "qualifying real property loans" are based upon actual loss experience or a percentage of taxable income. The Bank has historically elected to use the percentage of taxable income method to compute its bad debt deduction for federal income tax purposes.

         With the passage of the Small Business Job Protection Act of 1996 on August 20, 1996, the availability of the percentage bad debt deduction was repealed for tax years beginning after December 1, 1995. For the first tax year beginning after December 31, 1995 and thereafter, thrift institutions, such as the Bank will be required to utilize the experience method referred to above in computing the tax bad debt deduction for qualifying and nonqualifying loans.

         In addition, thrift institutions such as the Bank are required to recapture the excess of the tax bad debt reserves for qualifying and nonqualifying loans as of the end of the last tax year beginning before

January 1, 1996 over the balance of those reserves as of the end of the "base year" into taxable income evenly over a six year period beginning with the first tax year that begins after December 31, 1995. The base tax year is the last tax year beginning before January 1, 1988. The balance of the tax bad debt reserves to be recaptured under the new law totaled approximately $2,500,000.

         If the institution meets the "Residential Loan Requirement" explained below, the reserve recapture can be deferred for the first or second tax year beginning after December 31, 1995, or both. However, in any case, the six year reserve recapture period must begin no later than the third tax year beginning after December 31, 1995.

         The Residential Loan Requirement is met for a particular year if the principal amount of home purchase and improvement loans originated in that year exceed the "base amount." The base amount is the average of such lending activity for the six most recent tax years beginning before January 1, 1996. For purposes of determining this average, the institution can elect to eliminate the years with the highest and lowest lending activity from the calculation.

         The rules described above requiring the recapture of a portion of the tax bad debt reserves in the event the institution fails to meet the 60% asset test have been repealed for tax years beginning after December 31, 1995. However, the above rules that require the recapture of the excess upon certain distributions to shareholders continue to apply to the portion of the excess contained in the base year reserves preserved by the new law. In addition, this portion of the excess must be recaptured into taxable income evenly over a period of six years if the Bank ceases the business of banking. The portion of the excess contained in the base year reserves of the bank that are preserved by the new law total approximately $6,000,000.

         In addition to the regular income tax, corporations are subject to the corporate minimum tax. Alternative minimum tax is imposed at a minimum tax rate of 20% on the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. Such tax preference items includes interest on certain tax-exempt bonds issued after August 7, 1986. For fiscal 1991, the computation was changed to use three-quarters of adjusted current earnings in place of one-half of book income. The alternative minimum taxable income that may be offset by net operating losses is limited to 90% thereof and, additionally, net operating losses available to offset minimum taxable income are themselves subject to certain modifications and adjustments before application of the 90% test. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may, under certain circumstances, be used as credits against regular tax liabilities in future years.

         In addition to the foregoing, the Code contains other changes from prior federal income tax law that affect the taxation of financial institutions. For example, effective for taxable years beginning after 1986, most corporations, including savings banks, are required to use the accrual method of accounting for tax purposes. Savings banks are entitled to deduct 80% of their interest expense allocable to the purchase or carrying of tax-exempt obligations acquired after 1982 and 100% of interest attributable to obligations acquired before 1983. Interest expense allocated to the purchase of carrying certain tax-exempt obligations acquired after August 7, 1986, is not deductible. The Company's federal income tax returns have not been examined by federal authorities since the fiscal year ending June 30, 1985.

         For information regarding federal taxes, see Note 6 of Notes to Consolidated Financial Statements.

STATE TAXATION

         The Company is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income" for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications, the most notable of which is the required addback of interest that is tax-free for federal income tax purposes.

ACCOUNTING FOR INCOME TAXES

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which changed how GAAP applies to the treatment of income taxes for financial statement purposes. Beginning on July 1, 1993, The Bank adopted the provisions of SFAS No. 109. Under SFAS No. 109, the Bank records income tax expense based on the amount of taxes due on its tax return, plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates. Previously the Bank computed deferred taxes for the tax effects of timing differences between financial reporting and tax return income. At December 31, 1996, the Bank's consolidated total deferred tax assets were $978 thousand and the consolidated total deferred tax liabilities were $272 thousand, resulting in a consolidated net deferred tax asset of $706 thousand. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.

ITEM 2.   PROPERTIES

         The Company maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank's seven banking locations. The Bank owns all of its office properties.

         The table below sets forth additional information with respect to the Bank's offices as of December 31, 1996. Net book value and total investment figures are for land, buildings, furniture and fixtures.

                         Year                     Approximate
                         facility    Net book       square      Total
Office location          opened      value          footage    investment
---------------          ------      ---------    -----------  ----------


9204 Columbia Avenue
Munster, In  46307         1985     $1,431,774      11,640     $2,476,832
141 W. Lincoln Highway

Schererville, In  46375    1990      1,308,954       9,444      1,903,619
7120 Indianapolis Blvd.

Hammond, In  46324         1978        335,586       2,600        678,570
1300 Sheffield

Dyer, In  46311            1976        231,316       2,100        570,869
7915 Taft

Merrillville, In  46410    1968        154,506       2,750        436,216
8600 Broadway

Merrillville, In 46410     1996      1,841,082       4,400      1,893,550
4901 Indianapolis Blvd.

East Chicago, In  46312    1995      1,274,487       4,300      1,434,145

         During 1995, the Company replaced its existing East Chicago, Indiana, office location with a new facility. During 1996, the Company opened a new full-service branch facility located in Merrillville, Indiana. The facilities represent the Company's commitment to quality service and community development, and provide opportunities to expand market share by attracting additional deposits and loans from surrounding areas. At December 31, 1996, the Bank had investments totaling $450 thousand in land which has been acquired for future branch development. The Bank's primary recordkeeping is accomplished through the use of microcomputer networks linked via data line to M&I Data Services, Inc., located in Brown Deer, Wisconsin. M&I provides real time services for mortgage and installment loans, savings, certificates, NOW accounts and general ledger transactions. In addition to the M&I System, the Bank utilizes a microcomputer network for the trust department operations.

         The net book value of the Bank's investment in property, premises and equipment totaled $7.1 million at December 31, 1996. For further information, see Note 5 of Notes to Consolidated Financial Statements in the Company's December 31, 1996, Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                        EXECUTIVE OFFICERS OF THE COMPANY

         Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Company's Proxy Statement for the 1997 Annual Meeting of
Shareholders:

         The executive officers of the Company are as follows:

                            AGE AT
                         DECEMBER 31,
                             1996                    POSITION
                         -------------               --------

David A. Bochnowski           51            Chairman and Chief Executive
                                            Officer

Joel Gorelick                 49            Vice President and Chief Lending Officer

Edward J. Furticella          49            Vice President, Chief Financial Officer
                                            and Treasurer

Frank J. Bochnowski           58            Senior Vice President and Secretary

         The following is a description of the principal occupation and employment of the executive officers of the Company during at least the past five years:

         David A. Bochnowski is chairman and chief executive officer of the Company and the Bank, and has held these positions with the Bank since 1981. He has been a director since 1977 and was the Bank's legal counsel from 1977 to 1981. Mr. Bochnowski is a director of America's Community Bankers and a member of the America's Community Bankers' Government Affairs Policy Committee. He is a director of the Northwest Indiana Forum and a Trustee of the Munster Community Hospital. He is a former chairman of the Indiana League of Savings Institutions and a former director of the Federal Home Loan Bank of Indianapolis. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds a Juris Doctor degree from Georgetown University and a Masters Degree from Howard University.

         Joel Gorelick is vice president of the Company and vice president and chief lending officer for the Bank. He is responsible for overseeing new business development and all loan functions of the Bank. Mr. Gorelick joined the Bank in November, 1983 as vice president of commercial lending. Mr. Gorelick is involved in many community service organizations and presently serves as president-elect of the Northwest Indiana Boys & Girls Club and chairman of the board of the Northwest Indiana Regional Development Corporation. He holds a Masters of Business Administration Degree from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

         Edward J. Furticella is vice president, chief financial officer and treasurer of the Company and the Bank. He is responsible for managing the Bank's investment portfolio and daily liquidity, as well as, overseeing the activities of accounting, systems processing and branch operations. Mr. Furticella has been with the Bank since 1981. Mr. Furticella holds a Masters of Education, Masters of Business Administration and a Masters of Science in Accountancy from DePaul University. Mr. Furticella is a Certified Public

Accountant (CPA) and a Certified Cash Manager (CCM). He is also a part-time finance instructor at Purdue University Calumet and a member of the Customer Advisory Group for the Federal Reserve Bank of Chicago.

         Frank J. Bochnowski is senior vice president and secretary for the Company and senior vice president, general counsel, trust officer and corporate secretary for the Bank. Mr. Bochnowski assumed his current responsibilities with the Bank as of November, 1984. He has been the Bank's attorney since 1981. Mr. Bochnowski is a director and president of the Munster, Indiana Rotary Club and a director and officer of the Lake County, Indiana Chapter of the American Red Cross. He holds a Juris Doctor degree from St. John's University and a Masters of Business Administration from Fairleigh Dickinson University. He is a graduate of the United States Military Academy and served for twenty-one years as an army officer, retiring in 1981 with the rank of lieutenant colonel. He is the first cousin of the Company's President.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information contained under the caption "Business" and "Market Information" in the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the table captioned "Selected Consolidated Financial Data" in the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements contained in the 1996 Annual Report to Shareholders, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no items reportable under this caption.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the section captioned "Election of Directors" and in the final paragraph under the section captioned "Security Ownership by Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Company's executive officers is included under the unnumbered item captioned "Executive Officers of the Company" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of a Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the section captioned "Compensation of and Transactions with Officers and Directors" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the section captioned "Security Ownership by Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the section captioned "Compensation of and Transactions with Officers and Directors" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, and in the footnote captioned "Related Party Transactions" in the 1996 Annual Report to Shareholders, is incorporated herein by reference. Additional information as required per Schedule I, "Indebtedness of and to related parties - not current", is not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)(1)   FINANCIAL STATEMENTS:

         The following financial statements of the Company are incorporated herein by reference to the 1996 Annual Report to Shareholders, filed as Exhibit 13 to this report:

                  (a)      Independent Auditor's Report

                  (b)      Consolidated Balance Sheets, December 31,
                           1996 and 1995

                  (c) Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

                  (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                  (e) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  (f)      Notes to Consolidated Financial Statements

         All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.

                  (3)      EXHIBITS:

EXHIBIT
NUMBER            DESCRIPTION

2. Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i. Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Company's Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii. By-Laws (incorporated herein by reference to Exhibit 3(i) to the Company's Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.iii. Amendment of By-Laws adopted July 27, 1994(incorporated herein by reference to Exhibit 3.iii to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.1. 1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy

         Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2. Employment Agreement, dated March 1, 1988, between Peoples Bank and David A. Bochnowski (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.3. Amendment, dated January 18, 1993, to the Employment Agreement referred to in Exhibit 10.2 above (incorporated herein by reference to Exhibit
         10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.4. Employee Stock Ownership Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.5. Unqualified Deferred Compensation Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

13.      1996 Annual Report to Shareholders.

21.      Subsidiaries of the Company.

27.      Financial Data Schedule.

         (4)      REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTHWEST INDIANA BANCORP

                                    By  /s/David A. Bochnowski
                                       ------------------------------
                                       David A. Bochnowski
                                       Chairman of the Board and
                                             Chief Executive Officer

Date:  March 19, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 21, 1996:

SIGNATURE                                     TITLE

Principal Executive Officer:

/s/David A. Bochnowski               Chairman of the Board and
------------------------------       Chief Executive Officer
David A. Bochnowski

Principal Financial Officer and
Principal Accounting Officer:

/s/Edward J. Furticella             Vice President, Chief Financial
------------------------------      Officer and Treasurer
Edward J. Furticella

The Board of Directors:

/s/Leroy F. Cataldi                 Director
------------------------------
Leroy F. Cataldi

/s/James J. Crandall                Director
------------------------------
James J. Crandall

/s/Lourdes M. Dennison              Director
------------------------------
Lourdes M. Dennison

/s/Gloria C. Gray                   Director
------------------------------
Gloria C. Gray

/s/Stanley E. Mize                  Director
------------------------------
Stanley E. Mize

/s/Jerome F. Vrabel                 Director
------------------------------
Jerome F. Vrabel

/s/John J. Wadas, Jr.               Director
------------------------------
John J. Wadas, Jr.

                                  EXHIBIT INDEX

Exhibit        Description                                                 Page


 13.            1996 Annual Report to Shareholders

 21.            Subsidiaries of the Company

 27.            Financial Data Schedule