Form 10-Q
period 1997-03-31
NORTHWEST INDIANA BANCORP
filed 1997-05-09
CIK 919864

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

     For the quarterly period ended MARCH 31, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from             to
                                       -------------  -----------

         Commission File Number: 0-26128

                            NORTHWEST INDIANA BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Indiana                                      35-1927981
---------------------------------------------           -----------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                         Identification Number)

           9204 Columbia Avenue
             Munster, Indiana                                   46321
--------------------------------------                        ----------
(Address of principal executive office)                       (ZIP code)

Registrant's telephone number, including area code:  (219) 836-9690
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,381,415 shares of the registrant's Common Stock, without par value, outstanding at March 31, 1997.

                            NORTHWEST INDIANA BANCORP
                                      INDEX
                                      -----
                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I.  Consolidated Financial Statements

         Item 1.  Consolidated Financial Statements of  NorthWest Indiana Bancorp

                  Consolidated Balance Sheets, March 31, 1997 and December 31, 1996                           1

                  Consolidated Statements of Income, Three Months Ended March 31, 1997 and 1996               2

                  Consolidated Statements of Changes in Stockholders' Equity, Three Months Ended
                    March 31, 1997 and 1996                                                                   3

                  Consolidated Statements of Cash Flows, Three Months Ended March 31, 1997 and
                    1996                                                                                      4

                  Notes to Consolidated Financial Statements                                              5 - 6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                7 - 12

PART II. Other Information                                                                                   13

SIGNATURES                                                                                                   14

                            NorthWest Indiana Bancorp
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                     March 31,        December 31,
                                                                                       1997               1996
                                                                                   -------------      ------------
ASSETS

Cash and non-interest bearing balances in financial institutions ...............   $   6,690,353      $  5,508,822
Interest bearing balances in financial institutions ............................               -         1,000,000
                                                                                   -------------      ------------
    Total cash and cash equivalents ............................................       6,690,353         6,508,822

Securities held-to-maturity (market value: March 31, 1997 -
  $35,655,000; December 31, 1996 - $39,909,000) ................................      36,018,763        38,427,292
Federal Home Loan Bank common stock
  (cost approximates market value) .............................................       1,596,700         1,596,700
Loans receivable ...............................................................     246,657,764       244,695,883
Less: allowance for loan losses ................................................      (2,930,805)       (2,887,005)
                                                                                   -------------      ------------
    Net loans receivable .......................................................     243,726,959       241,808,878
Accrued interest receivable ....................................................       2,202,850         2,152,672
Premises and equipment .........................................................       7,077,862         7,085,982
Foreclosed real estate .........................................................          82,433           188,886
Other assets ...................................................................       1,045,338         1,649,268
                                                                                   -------------      ------------
    Total assets ...............................................................    $298,441,258      $299,418,500
                                                                                   =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing deposits ................................................   $  15,381,051      $ 12,878,557
  Interest bearing deposits ....................................................     244,650,709       243,541,120
                                                                                   -------------      ------------
    Total deposits .............................................................     260,031,760       256,419,677
Borrowed funds .................................................................       6,662,094        12,260,507
Accrued expenses and other liabilities .........................................       3,517,370         2,923,079
                                                                                   -------------      ------------
    Total liabilities ..........................................................     270,211,224       271,603,263

Stockholders' Equity
Preferred stock, no par or stated value;
  10,000,000 shares authorized, none outstanding ...............................               -                 -
Common stock, no par or stated value; 20,000,000 shares authorized;
  issued and outstanding; March 31, 1997 - 1,381,415 shares;
  December 31, 1996 - 1,379,595 shares .........................................         345,354           344,899
Additional paid-in capital .....................................................       2,947,010         2,929,587
Retained earnings - substantially restricted ...................................      24,937,670        24,540,751
                                                                                   -------------      ------------
    Total stockholders' equity .................................................      28,230,034        27,815,237
                                                                                   -------------      ------------
    Total liabilities and stockholders' equity .................................   $ 298,441,258      $299,418,500
                                                                                   =============      ============


See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
                        Consolidated Statements of Income
                                   (unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                         1997          1996
                                                      -----------   -----------
Interest income:

  Real estate loans ...............................   $ 4,551,225   $ 4,251,322
  Commercial loans ................................       376,473       354,446
  Consumer loans ..................................       106,935        79,294
                                                      -----------   -----------
      Total loan interest .........................     5,034,633     4,685,062
  Securities held-to-maturity .....................       602,415       609,863
  Other interest earning assets ...................        31,631       152,041
                                                      -----------   -----------
      Total interest income .......................     5,668,679     5,446,966

Interest expense:
  Deposits ........................................     2,702,470     2,773,168
  Borrowed funds ..................................        87,640        35,811
                                                      -----------   -----------
      Total interest expense ......................     2,790,110     2,808,979

Net interest income ...............................     2,878,569     2,637,987
Provision for loan losses .........................        49,000        15,000
                                                      -----------   -----------
Net interest income after provision for loan losses     2,829,569     2,622,987

Noninterest income:
  Gain/(loss) on sale of interest earning assets ..         6,605          (257)
  Gain on sale of foreclosed real estate ..........        16,837             -
  Fees and service charges ........................       164,123       131,514
  Trust operations ................................        94,410        46,245
  Other ...........................................        57,960             -
                                                      -----------   -----------
      Total noninterest income ....................       339,935       177,502

Noninterest expense:
  Compensation and benefits .......................       864,842       795,260
  Occupancy and equipment .........................       314,568       244,395
  Federal insurance premium .......................        41,206       138,131
  Advertising .....................................        45,117        45,929
  Data processing .................................        82,589        66,001
  Other ...........................................       423,004       339,166
                                                      -----------   -----------
      Total noninterest expense ...................     1,771,326     1,628,882

Income before income taxes ........................     1,398,178     1,171,607
Income tax expense/(benefit) ......................       559,200       466,600
                                                      -----------   -----------
Net income/(loss) .................................   $   838,978   $   705,007
                                                      ===========   ===========
Earnings per common and common equivalent share:

Net Income/(loss) .................................   $      0.61   $      0.51
                                                      ===========   ===========
Dividends declared per common share ...............   $      0.32   $      0.28

See accompanying notes to consolidated financial statements

                            NorthWest Indiana Bancorp
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           1997           1996
                                                       ------------    ------------
Balance beginning of period ........................   $ 27,815,237    $ 27,204,128

    Stock option plan, 1,820 shares of common stock
      issued at $9.31 - $21.25 per share in 1997 and
      30 shares of common stock issued at $9.31 -
      $21.25 per share in 1996 .....................         17,878           1,036

    Cash dividends declared, $.32 per share in 1997
      and $.275 per share in 1996 ..................       (442,059)       (379,361)

    Net income .....................................        838,978         705,007
                                                       ------------    ------------
Balance end of period ..............................   $ 28,230,034    $ 27,530,810
                                                       ============    ============

See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                               1997            1996
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................   $    838,978    $    705,007
                                                                           ------------    ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
       Origination of loans for sale ...................................       (563,400)       (424,500)
       Sale of loans originated for sale ...............................        567,024         225,221
       Depreciation and amortization, net of accretion .................        168,569          96,308
       Net gains on sale of loans ......................................         (6,605)         (2,621)
       Net gain on sale of fixed assets ................................        (41,051)              -
       Net gains on sale of foreclosed real estate .....................        (16,837)              -
       Provision for loan losses .......................................         49,000          15,000
       Unrealized losses on mortgage loans held for sale ...............              -           2,877
       Net change in unearned interest on loans ........................         (1,341)          3,074
       Change in deferred loan fees ....................................        (10,896)         28,128
       Change in interest receivable ...................................        (50,178)         (2,153)
       Change in other assets ..........................................        603,930         (11,801)
       Change in accrued expenses and other liabilities ................        594,291         155,385
                                                                           ------------    ------------
         Total adjustments .............................................      1,292,506          84,918
                                                                           ------------    ------------
            Net cash from operating activities .........................      2,131,484         789,925
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities held-to-maturity .............      2,328,571       4,171,429
   Purchase of securities held-to-maturity .............................              -      (6,611,797)
   Principal collected on mortgage-backed securities ...................         67,389         117,548
   Loans made net of payments received .................................     (1,951,443)     (3,061,633)
   Purchase of property plant and equipment ............................       (106,829)       (410,859)
   Proceeds from sale of foreclosed real estate ........................        122,870               -
                                                                           ------------    ------------
      Net cash from investing activities ...............................        460,558      (5,795,312)
                                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in deposits ..................................................      3,612,083       6,507,896
   Repayment of FHLB advances ..........................................     (7,000,000)              -
   Change in other borrowed funds ......................................      1,401,587         558,889
   Proceeds from issuance of capital stock .............................         17,878           1,036
   Cash dividends paid .................................................       (442,059)       (379,361)
                                                                           ------------    ------------
      Net cash from financing activities ...............................     (2,410,511)      6,688,460
                                                                           ------------    ------------
      Net change in cash and cash equivalents ..........................        181,531       1,683,073
   Cash and cash equivalents at beginning of period ....................      6,508,822      14,943,704
                                                                           ------------    ------------
   Cash and cash equivalents at end of period ..........................   $  6,690,353    $ 16,626,777
                                                                           ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest .........................................................   $  2,774,537    $  2,787,843
      Income taxes .....................................................              -    $     60,000

See accompanying notes to consolidated financial statements.

                            NORTHWEST INDIANA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Company), its wholly-owned subsidiary, Peoples Bank SB (the
Bank), and the Bank's wholly-owned subsidiaries. The Company has no other business activity other than being a holding company for the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Company as of March 31, 1997 and December 31, 1996, and the statements of income and changes in stockholders' equity for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996. The income reported for the three month period ended March 31, 1997 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         The Bank grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

NOTE 3 - RECLASSIFICATIONS

         Certain amounts reported in the December 31, 1996 consolidated financial statements have been reclassified to conform to the March 31, 1997 presentation. All reclassifications are of a normal recurring nature.

NOTE 4 - CONSOLIDATED BALANCE SHEETS

         The balance sheet of December 31, 1996 has been taken from the audited financial statements at that date.

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

         At March 31, 1997 and December 31, 1996, commitments to make loans totaled $41.4 million and $34.1 million, respectively and standby letters of credit totaled $532 thousand and $519 thousand, respectively. At March 31, 1997, $35.8 million (86%) of the commitments were at variable rates.

         Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

NOTE 6 - EARNINGS PER COMMON SHARE

         The weighted average number of shares used in the calculation of earnings per share during the three months ended March 31, 1997 and 1996 were 1,380,280 and 1,379,440, respectively. The effect of common stock equivalents is not material in these periods.

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

     At March 31, 1997, the Company had total assets of $298.4 million and total deposits of $260.0 million. Stockholders' equity totaled $28.2 million or 9.5% of total assets, with book value per share at $20.44. The annualized return on average assets (ROA) was 1.14%, while the annualized return on average stockholders' equity (ROE) was 11.87%, for the three month period.

FINANCIAL CONDITION

         During the three months ended Mach 31, 1997, total assets decreased by $978 thousand (0.3%), with interest-earning assets decreasing by $1.5 million (0.5%). The decrease was due primarily to the $3.4 million reduction in securities held-to-maturity and interest bearing balances in financial institutions as funds were used to reduce short-term borrowings by $5.6 million. Total loans increased by $2.0 million (0.8%) while total deposits increased by $3.6 million (1.4%). At March 31, 1997, interest-earning assets totaled $284.3 million and represented 95.3% of total assets. Loans receivable totaled $246.7 million and represented 86.8% of interest-earning assets, 82.6% of total assets and 94.9% of total deposits. The loan portfolio includes $13.4 million (5.4%) in construction and development loans, $151.7 million (61.5%) in residential mortgage loans, $59.3 million (24.1%) in commercial and multifamily real estate loans, $5.3 million (2.2%) in consumer loans, and $17.0 million (6.8%) in commercial business and other loans. Adjustable rate loans comprised 63% of the total investment in loans at March 31, 1997.

         The Bank is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold in the secondary market because of the additional exposure to interest rate risk associated with this product. The Bank retains the servicing on all loans sold in the secondary market. During the three months ending March 31, 1997, the Bank sold $563 thousand in fixed rate mortgage loans. The amount includes 5 loans. Net gains realized from the sales totaled $7 thousand. Mortgage loan servicing income totaled $5 thousand. At March 31, 1997, the Bank had no loans classified as held for sale.

         The primary objective of the investment portfolio is to provide for the liquidity needs of the Bank and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest-bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLBI). Investments are generally for terms ranging from one day to five years. At March 31, 1997, the investment portfolio totaled $37.6 million and was invested as follows: 62.8% in U.S. government agency debt securities, 28.0% in U.S. government debt securities, 5.0% in U.S. government agency mortgage-backed securities, and

4.2% in FHLB common stock. During the three months ended March 31, 1997, investment securities decreased by $2.4 million (6.0%) as funds were used to reduce short-term borrowings and provide funding for loan portfolio growth.

         Management believes that the credit risk profile of the earning asset portfolio is relatively low. At March 31, 1997, the Bank had $1.2 million in non-performing loans. The March 31, 1997 balance includes $806 thousand in loans accounted for on a non-accrual basis and $378 thousand in accruing loans which were contractually past due 90 days or more. The total of these non-performing loans represents 0.48% of the total loan portfolio and 0.40% of total assets. At March 31, 1997, the Bank had $82 thousand in foreclosed real estate. The total represents 0.03% of total assets.

         The table which follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000's).

                                                                       March 31, 1997 December 31, 1996
                                                                       #    Amount        #   Amount
                                                                       --   ------       --   ------
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential                                                            14   $  630       14   $  583
Commercial                                                              1       45        1       45
Commercial business loans                                               2       80        2      111
Consumer loans                                                          4       51        2       49
                                                                       --   ------       --   ------
Total                                                                  21   $  806       19   $  788
                                                                       ==   ======       ==   ======
Accruing loans which are contractually past due 90 days or more:
Real estate loans:
Residential                                                            10   $  320        5   $  373
Commercial                                                              1       52       --       --
Commercial business loans                                              --       --        1        5
Consumer loans                                                          1        6        1        1
                                                                       --   ------       --   ------
Total                                                                  12   $  378        7   $  379
                                                                       ==   ======       ==   ======
Total of non-accrual and 90 days or more past due loans                33   $1,184       26   $1,167
                                                                       ==   ======       ==   ======
Foreclosed real estate                                                  2   $   82        3   $  189
                                                                       ==   ======       ==   ======

Ratio of non-performing loans to total assets                                 0.40%             0.39%
Ratio of non-performing loans to total loans                                  0.48%             0.48%
Ratio of foreclosed real estate to total assets                               0.03%             0.06%
Ratio of non-performing assets to total assets                                0.42%             0.45%

         At March 31, 1997, $1.1 million of the Bank's loans were classified as substandard. The total represents 21 loans. There were no loans classified as doubtful or loss. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At March 31, 1997, there were no material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

         Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the three months ended March 31, 1997, additions to the ALL account totaled $49 thousand compared to $15 thousand for the three months ended March 31, 1996. Charge-offs net of recoveries totaled $5 thousand during the current period. The amount provided during the current three months was based on loan activity, current economic conditions and management's assessment of portfolio risk. At March 31, 1997, the balance in the ALL account totaled $2.9 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

         The table below sets forth the allocation of the ALL and related ratios on the dates indicated. The amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.

                                            March 31, 1997   December 31, 1996
                                            --------------   -----------------
 Real estate loans:
     Residential                            $  372    61.5%   $  372    61.8%
     Commercial                                913    24.1       880    23.4
     Construction & Development                153     5.4       153     5.4
Consumer loans                                 110     2.2       110     2.0
Commercial business loans and other loans      650     6.8       650     7.4
Unallocated                                    733               722
                                            ------   -----    ------   -----
         Total                              $2,931   100.0%   $2,887   100.0%
                                            ======   =====    ======   =====

Ratio of ALL to loans outstanding                     1.19%             1.18%
Ratio of ALL to non-performing loans                 247.6%            247.4%


         At March 31, 1997, no portion of the ALL was allocated to impaired loan balances as the Bank had no loans considered to be impaired loans as of, or for the three months ended March 31, 1997. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date.

         Deposits are the major source of funds for lending and other investment purposes. At March 31, 1997, deposits totaled $260.0 million . During the three months ending March 31, 1997, deposit growth totaled $3.6 million ( 1.4%). Savings accounts increased $688 thousand (1.6%), NOW accounts decreased $876 thousand (3.7%), checking accounts increased $2.5 million (19.4%), money market deposit accounts (MMDA's) increased $1.1 million (5.2%) and certificates of deposit increased by $139 thousand (0.1%). At March 31, 1997, the deposit base was comprised of 17.1% savings accounts, 9.0% MMDA's, 8.9% NOW accounts, 5.9% checking accounts and 59.1% certificates of deposit. At

March 31, 1997, repurchase agreements totaled $4.0 million. Other short-term borrowings totaled $2.7 million. The Company had no long-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity refers to the ability to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals and pay operating expenses. Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investment in interest-bearing deposits in other financial institutions, and the purchase and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bank utilizes short-term borrowings, i.e., repurchase agreements and advances from the FHLBI as a source of funds.

         During the three months ended March 31, 1997, cash and cash equivalents increased by $182 thousand compared to $1.7 million for the three months ended March 31, 1996. The primary sources of cash were deposit growth and cash provided by operating activities. The primary uses of cash were the funding of loan growth, the reduction of short-term borrowings, and the payment of common stock dividends. During the current quarter cash provided by operating activities totaled $2.1 million compared to $790 thousand for the three months ended March 31, 1996. Cash flows from investing activities totaled $461 thousand as the proceeds from maturing securities were used to fund loan growth and reduce short-term borrowings. Cash flows from financing activities totaled ($2.4) million as deposit growth was used to reduce short-term borrowings.

         At March 31, 1997, outstanding commitments to fund loans totaled $41.4 million. Approximately 86% of the commitments were at variable rates. The Bank has sufficient cash flow and borrowing capacity to fund outstanding commitments and to maintain proper levels of liquidity.

         Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. During the three months ended March 31, 1997, stockholders' equity increased by $415 thousand (1.5%). The increase resulted primarily from earnings of $839 thousand during the period. In addition, $18 thousand represents proceeds from the exercise of 1,820 stock options. The reduction of $442 thousand represents cash dividends for the three month period.

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

         The following table shows that, at March 31, 1997, the Company's capital exceeded all regulatory capital requirements. At March 31, 1997, the Company's and the Bank's regulatory capital ratios were identical. The dollar amounts are in millions.

                                                                          Required for          To be well
                                                        Actual          adequate capital        capitalized
                                                     ------------       ----------------       ------------
                                                     Amount Ratio         Amount  Ratio        Amount Ratio
                                                     ------------       ---------  -----       ------ -----
         Total risk-based capital
           to risk-weighted assets                   $30.6    16.1%       $15.2    8.0%      $ 19.0  10.0%
         Tier 1 capital
           to risk-weighted assets                   $28.2    14.8%       $ 7.6    4.0%      $ 11.4   6.0%
         Tier I capital to
           total assets                              $28.2     9.5%       $ 9.0    3.0%      $ 14.9   5.0%


RESULTS OF OPERATIONS - COMPARISON OF THE QUARTER ENDED MARCH 31, 1997 TO THE QUARTER ENDED MARCH 31, 1996

         Net income for the three months ended March 31, 1997 was $839 thousand compared to $705 thousand for the quarter ended March 31, 1996, an increase of $134 thousand (19.0%). The earnings represent a ROA of 1.14% for the current quarter compared to 1.00% for the quarter ended March 31, 1996. The ROE was 11.87% for the current quarter compared to 10.29% for the quarter ended March 31, 1996.

         Net interest income for the three months ended March 31, 1997 was $2.9 million, up $241 thousand (9.1%) from $2.8 million for the three months ended March 31, 1996. The increase in net interest income was due to the growth in average interest-earning assets, stable yields on interest-earning assets and a lower cost of funds. Interest-earning assets averaged $282.6 million for the current quarter, up $9.7 million (3.6%) from $272.9 million for the three months ended March 31, 1996. The net interest margin for the current quarter was 3.90% compared to 3.73% for the three months ended March 31, 1996. The increase was due to higher yields on interest-earning assets and a lower cost of funds. During the current quarter total interest income increased by $222 thousand (4.1%) while total interest expense decreased by $19 thousand (0.7%).

         During the three months ended March 31, 1997, interest income from loans increased by $350 thousand (7.5%) compared to the three months ended March 31, 1996. The weighted average yield on loans outstanding was 8.31% for the current quarter compared to 8.40% for the three months ended March 31, 1996. Higher average loan balances have contributed to the increase in interest income as loans averaged $242.3 million for the current quarter, up $19.3 million (8.7%) from $223.0 for the three months ended March 31, 1996. During the three months ended March 31, 1997, interest income on investments and other deposits decreased by $128 thousand (16.8%) compared to the quarter ended March 31, 1996. The decrease was due to lower average balances as maturing securities and short-term investments were used to fund loan growth. Securities and other deposits averaged $40.3 million for the current quarter, down $9.6 million (19.2%) from $49.9 million for the three months ended March 31, 1996. The weighted average yield on investments and other deposits was 6.30% for the quarter ended March 31, 1997 compared to 6.10% for the quarter ended March 31, 1996. The increase in yield was due to a reduction in the average balances for federal funds sold and interest bearing balances in financial institutions. The combined weighted average yield on total interest-earning assets was 8.02% for the quarter ended March 31, 1997 compared to 7.98% for the quarter ended March 31, 1996.

         Interest expense for deposits decreased by $71 thousand (2.6%) during the current quarter compared to the three months ended March 31, 1996. The decrease was due to a lower cost of deposits. The weighted average rate paid on deposits for the three months ended March 31, 1997 was 4.20% compared to 4.44% for the quarter ended March 31, 1996. Deposit balances averaged $257.2 million for the current quarter, up $7.4 million (3.0%) from $249.8 for the quarter ended March 31, 1996. Interest expense on short-term borrowings increased by $52 thousand (144.7%) during the current quarter due to increased cost and higher average balances. Borrowed funds averaged $7.1 million during the quarter ended March 31, 1997, up $4.1 million (136.7%) from $3.0 million for the quarter ended March 31, 1996. The weighted average cost of short-term borrowings was 4.91% for the current quarter compared to 4.81% for the three months ended March 31, 1996. The combined weighted average rate paid on deposits and borrowings for the quarter ended March 31, 1997 was 4.22% compared to 4.45% for the quarter ended March 31, 1996. The impact of the 8.02% return on interest-earning assets and the 4.22% cost of funds resulted in an interest rate spread of 3.80% for the current quarter compared to 3.53% for the quarter ended March 31, 1996.

         Noninterest income for the quarter ended March 31, 1997 was $340 thousand, up $162 thousand (91.5%) from $178 thousand for the three months ended March 31, 1996. The increase was due to gains from the sale of fixed rate loans, foreclosed real estate and other real estate properties held by the Bank. In addition, income from fees and service charges increased $33 thousand (24.8%), while income from Trust operations increased by $48 thousand (104.2%).

         Noninterest expense for the quarter ended March 31, 1997 was $1.8 million, up $142 thousand (8.7%) from $1.6 million for the three months ended March 31, 1996. In general, increases in noninterest expense have resulted from the expansion of the Bank's operations and the investment in new technologies. The increase in compensation and benefits was due to additional staffing and annual salary increases. The increase in occupancy and equipment expense was due to the operation of the new Merrillville, Indiana, branch facility which opened during September 1996, and depreciation related to investments in technology. Other expense changes were due to standard increases in bank operations. The decrease in the federal insurance premium reflects lower premiums for Savings Association Insurance Fund (SAIF) deposits due to the recapitalization of SAIF during 1996. The Company's efficiency ratio, for the current quarter was 55.0% compared to 57.9% for the quarter ended March 31, 1996. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

         Income tax expenses for the three months ended March 31, 1997 totaled $559 thousand compared to $467 thousand for the three months ended March 31, 1996, an increase of $93 thousand (19.9%). The increase was due to an increase in pretax earnings during the current quarter.

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

                  (b)  Reports on Form 8-K.  None.
                       --------------------

                                   SIGNATURES
                                   ----------

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        NORTHWEST INDIANA BANCORP

Date:    May 9, 1997    /s/ David A Bochnowski
                        ------------------------------

                        David A. Bochnowski
                        Chairman of the Board and Chief Executive Officer


Date:    May 9, 1997    /s/ Edward J. Furticella
                        ------------------------------

                        Edward J. Furticella
                        Vice President, Chief Financial Officer and Treasurer