Form 10-Q
period 1997-06-30
NORTHWEST INDIANA BANCORP
filed 1997-08-08
CIK 919864

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

         For the quarterly period ended  JUNE 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from ______________to____________

         Commission File Number: 0-26128

                            NORTHWEST INDIANA BANCORP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Indiana                                         35-1927981
---------------------------------------------              ----------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                         Identification Number)

         9204 Columbia Avenue
             Munster, Indiana                                        46321
---------------------------------------                           ----------
(Address of principal executive office)                           (ZIP code)


Registrant's telephone number, including area code:  (219) 836-9690
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,381,438 shares of the registrant's Common Stock, without par value, outstanding at June 30, 1997.

                            NORTHWEST INDIANA BANCORP
                                      INDEX
                                      -----

                                                                        Page
                                                                        Number
                                                                        ------

PART I.  Consolidated Financial Statements

         Item 1.  Consolidated Financial Statements of
                      NorthWest Indiana Bancorp

                  Consolidated Balance Sheets, June 30, 1997 and
                      December 31, 1996                                       1

                  Consolidated Statements of Income, Three Months and
                      Six Months Ended June 30, 1997 and 1996                 2

                  Consolidated Statements of Changes in Stockholders'
                      Equity, Three Months and Six Months Ended June 30,
                      1997 and 1996                                           3

                  Consolidated Statements of Cash Flows, Three Months
                      and Six Months Ended June 30, 1997 and 1996             4

                  Notes to Consolidated Financial Statements               5 - 6


         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 7 - 14

PART II.  Other Information                                                  15

SIGNATURES                                                                   16

                            NorthWest Indiana Bancorp
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                     June 30,        December 31,
                                                                                       1997             1996
                                                                                 -------------      -------------
ASSETS

Cash and non-interest bearing balances in financial institutions ...........     $   7,236,928      $   5,508,822
Interest bearing balances in financial institutions ........................           865,000          1,000,000
                                                                                 -------------      -------------

    Total cash and cash equivalents ........................................         8,101,928          6,508,822

Securities held-to-maturity (market value: June 30, 1997 -
  $32,773,000; December 31, 1996 - $39,909,000) ............................        32,888,491         38,427,292
Federal Home Loan Bank common stock
  (cost approximates market value) .........................................         1,646,000          1,596,700
Loans receivable ...........................................................       253,659,732        244,695,883
Less: allowance for loan losses ............................................        (2,962,805)        (2,887,005)
                                                                                 -------------      -------------
    Net loans receivable ...................................................       250,696,927        241,808,878
Accrued interest receivable ................................................         2,163,274          2,152,672
Premises and equipment .....................................................         6,976,728          7,085,982
Foreclosed real estate .....................................................           316,620            188,886
Other assets ...............................................................         1,074,879          1,649,268
                                                                                 -------------      -------------

    Total assets ...........................................................     $ 303,864,847      $ 299,418,500
                                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing deposits ............................................     $  15,544,318      $  12,878,557
  Interest bearing deposits ................................................       245,212,053        243,541,120
                                                                                 -------------      -------------
    Total deposits .........................................................       260,593,104        256,419,677
Borrowed funds .............................................................        11,853,817         12,260,507
Accrued expenses and other liabilities .....................................         2,785,842          2,923,079
                                                                                 -------------      -------------
    Total liabilities ......................................................       275,232,763        271,603,263

Stockholders' Equity
Preferred stock, no par or stated value;
  10,000,000 shares authorized, none outstanding ...........................              --                 --
Common stock, no par or stated value; 20,000,000 shares authorized;
  issued and outstanding; June 30, 1997 - 1,381,438 shares;
  December 31, 1996 - 1,379,595 shares .....................................           345,360            344,899
Additional paid-in capital .................................................         2,947,241          2,929,587
Retained earnings - substantially restricted ...............................        25,339,483         24,540,751
                                                                                 -------------      -------------

    Total stockholders' equity .............................................        28,632,084         27,815,237
                                                                                 -------------      -------------

    Total liabilities and stockholders' equity .............................     $ 303,864,847      $ 299,418,500
                                                                                 =============      =============


See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
                        Consolidated Statements of Income
                                   (unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                              June 30,                          June 30,

                                                                        1997            1996               1997            1996
                                                                   ------------     ------------      ------------     ------------
Interest income:
  Real estate loans ..........................................     $  4,705,379     $  4,311,462      $  9,256,604     $  8,562,784
  Commercial loans ...........................................          420,239          395,778           796,712          750,224
  Consumer loans .............................................          115,501           86,719           222,436          166,013
                                                                   ------------     ------------      ------------     ------------
      Total loan interest ....................................        5,241,119        4,793,959        10,275,752        9,479,021
  Securities held-to-maturity ................................          584,044          664,867         1,186,459        1,274,730
  Other interest earning assets ..............................           28,484           72,800            60,115          224,841
                                                                   ------------     ------------      ------------     ------------

      Total interest income ..................................        5,853,647        5,531,626        11,522,326       10,978,592

Interest expense:
  Deposits ...................................................        2,806,423        2,733,661         5,508,893        5,506,829
  Borrowed funds .............................................           91,236           43,593           178,876           79,404
                                                                   ------------     ------------      ------------     ------------

      Total interest expense .................................        2,897,659        2,777,254         5,687,769        5,586,233

Net interest income ..........................................        2,955,988        2,754,372         5,834,557        5,392,359
Provision for loan losses ....................................           32,000           17,500            81,000           32,500
                                                                   ------------     ------------      ------------     ------------

Net interest income after provision for loan losses ..........        2,923,988        2,736,872         5,753,557        5,359,859

Noninterest income:
  Gain/(loss) on sale of interest earning assets .............            6,927           (4,638)           13,532           (4,895)
  Gain on sale of foreclosed real estate .....................                0             --              16,837             --
  Fees and service charges ...................................          147,629          107,454           311,752          238,968
  Trust operations ...........................................           60,251           61,874           154,661          108,119
  Other ......................................................            1,200             --              59,160             --
                                                                   ------------     ------------      ------------     ------------

      Total noninterest income ...............................          216,007          164,690           555,942          342,192

Noninterest expense:
  Compensation and benefits ..................................          841,506          750,206         1,706,348        1,545,466
  Occupancy and equipment ....................................          326,984          261,227           641,552          505,622
  Federal insurance premium ..................................           40,972          140,299            82,178          278,430
  Advertising ................................................           39,353           38,962            84,470           84,891
  Data processing ............................................           87,560           73,808           170,149          139,809
  Other ......................................................          409,547          367,230           832,551          706,396
                                                                   ------------     ------------      ------------     ------------

      Total noninterest expense ..............................        1,745,922        1,631,732         3,517,248        3,260,614

Income before income taxes ...................................        1,394,073        1,269,830         2,792,251        2,441,437
Income tax expense/(benefit) .................................          550,200          506,600         1,109,400          973,200
                                                                   ------------     ------------      ------------     ------------

Net income/(loss) ............................................     $    843,873     $    763,230      $  1,682,851     $  1,468,237
                                                                   ============     ============      ============     ============

Earnings per common and common equivalent share:

Net Income/(loss) ............................................     $       0.61     $       0.56      $       1.22     $       1.07
                                                                   ============     ============      ============     ============

Dividends declared per common share ..........................     $       0.32     $       0.28      $       0.64     $       0.55


See accompanying notes to consolidated financial statements

                            NorthWest Indiana Bancorp
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                                           Three Months Ended                Six Months Ended
                                                                                June 30,                          June 30,

                                                                           1997            1996            1997            1996
                                                                       -------------   ------------    ------------    ------------

Balance beginning of period ........................................   $ 28,230,034    $ 27,530,810    $ 27,815,237    $ 25,606,009

    Stock option plan, 1,844 shares of common stock
      issued at $9.31 - $21.25 per share in 1997 and
      1,054 shares of common stock issued at $9.31 -
      $11.50 per share in 1996 .....................................            237             624          18,115          10,198

    Cash dividends declared, $.64 per share in 1997
      and $.55 per share in 1996 ...................................       (442,060)       (379,378)       (884,119)       (758,330)

    Net income .....................................................        843,873         763,230       1,682,851       1,579,579
                                                                       ------------    ------------    ------------    ------------

Balance end of period ..............................................   $ 28,632,084    $ 27,915,286    $ 28,632,084    $ 26,437,456
                                                                       ============    ============    ============    ============

See accompanying notes to consolidated financial statements.


                            NorthWest Indiana Bancorp
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                              1997                  1996
                                                                                          ------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................................         $  1,682,851          $  1,468,237
                                                                                          ------------          ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
       Origination of loans for sale ............................................             (916,500)             (580,400)
       Sale of loans originated for sale ........................................              927,051               268,211
       Depreciation and amortization, net of accretion ..........................              284,788               244,945
       Net gains on sale of loans ...............................................              (13,532)               (3,311)
       Net gain on sale of fixed assets .........................................              (41,051)                 --
       Net gains on sale of foreclosed real estate ..............................              (16,837)                 --
       Provision for loan losses ................................................               81,000                32,500
       Unrealized losses on mortgage loans held for sale ........................                 --                   8,206
       Net change in unearned interest on loans .................................               (2,146)                3,776
       Change in deferred loan fees .............................................              (21,519)               23,490
       Change in interest receivable ............................................              (10,602)             (111,964)
       Change in other assets ...................................................              574,389               (51,943)
       Change in accrued expenses and other liabilities .........................             (137,237)              (54,417)
                                                                                          ------------          ------------

         Total adjustments ......................................................              707,804              (220,907)
                                                                                          ------------          ------------

            Net cash from operating activities ..................................            2,390,655             1,247,330
                                                                                          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities held-to-maturity ......................            5,328,571             7,171,429
   Purchase of securities held-to-maturity ......................................                 --             (14,671,206)
   Purchase of Federal Home Loan Bank common stock ..............................              (49,300)                 --
   Principal collected on mortgage-backed securities ............................              185,442               235,437
   Loans made net of payments received ..........................................           (9,176,170)          (11,839,441)
   Purchase of property plant and equipment .....................................             (109,695)             (892,452)
   Proceeds from sale of foreclosed real estate .................................              122,870                  --
                                                                                          ------------          ------------

      Net cash from investing activities ........................................           (3,698,282)          (19,996,233)
                                                                                          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in deposits ...........................................................            4,173,427            11,930,881
   Change in other borrowed funds ...............................................             (406,690)            2,867,744
   Proceeds from issuance of capital stock ......................................               18,115                 1,660
   Cash dividends paid ..........................................................             (884,119)             (758,739)
                                                                                          ------------          ------------

      Net cash from financing activities ........................................            2,900,733            14,041,546
                                                                                          ------------          ------------

      Net change in cash and cash equivalents ...................................            1,593,106            (4,707,357)
   Cash and cash equivalents at beginning of period .............................            6,508,822            14,943,704
                                                                                          ------------          ------------

   Cash and cash equivalents at end of period ...................................         $  8,101,928          $ 10,236,347
                                                                                          ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest ..................................................................         $  5,664,629          $  5,569,437
      Income taxes ..............................................................              970,000          $    755,000

See accompanying notes to consolidated financial statements.

                            NORTHWEST INDIANA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Company), its wholly-owned subsidiary, Peoples Bank SB (the
Bank), and the Bank's wholly-owned subsidiaries. The Company has no other business activity other than being a holding company for the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Company as of June 30, 1997 and December 31, 1996, and the statements of income and changes in stockholders' equity for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996. The income reported for the six month period ended June 30, 1997 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         The Bank grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

NOTE 3 - RECLASSIFICATIONS

         Certain amounts reported in the December 31, 1996 consolidated financial statements have been reclassified to conform to the June 30, 1997 presentation. All reclassifications are of a normal recurring nature.

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

         At June 30, 1997 and December 31, 1996, commitments to make loans totaled $42.3 million and $34.1 million, respectively and standby letters of credit totaled $323 thousand and $519 thousand, respectively. At June 30, 1997, $32.4 million (77%) of the commitments were at variable rates.

         Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

NOTE 6 - EARNINGS PER COMMON SHARE

         The weighted average number of shares used in the calculation of earnings per share during the three months ended June 30, 1997 and 1996 were 1,381,421 and 1,379,500, respectively. The weighted average number of shares used in the calculation of earnings per share during the six months ended June 30, 1997 and 1996 were 1,380,851 and 1,379,470, respectively. The effect of common stock equivalents is not material in these periods.

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

     At June 30, 1997, the Company had total assets of $303.9 million and total deposits of $260.6 million. Stockholders' equity totaled $28.6 million or 9.4% of total assets, with book value per share at $20.73. The annualized return on average assets (ROA) was 1.13%, while the annualized return on average stockholders' equity (ROE) was 11.83%, for the six month period.

FINANCIAL CONDITION

         During the six months ended June 30, 1997, total assets increased by $4.4 million (1.5%), with interest-earning assets increasing by $3.3 million (1.2%). Total loans increased by $9.0 million (3.7%). The increase in loans was funded with deposit growth of $4.2 million (1.6%) and maturing securities as the securities held-to-maturity portfolio decreased $5.5 million (13.7%). At June 30, 1997, interest-earning assets totaled $289.1 million and represented 95.1% of total assets. Loans receivable totaled $253.7 million and represented 87.8% of interest-earning assets, 83.5% of total assets and 97.3% of total deposits. The loan portfolio includes $15.2 million (6.0%) in construction and development loans, $153.6 million (60.6%) in residential mortgage loans, $60.5 million (23.8%) in commercial and multifamily real estate loans, $5.5 million (2.2%) in consumer loans, and $18.9 million (7.4%) in commercial business and other loans. Adjustable rate loans comprised 64% of the total investment in loans at June 30, 1997.

         The Bank is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold in the secondary market because of the additional exposure to interest rate risk associated with this product. The Bank retains the servicing on all loans sold in the secondary market. During the six months ending June 30, 1997, the Bank sold $917 thousand in fixed rate mortgage loans. The amount includes 10 loans. Net gains realized from the sales totaled $14 thousand. Mortgage loan servicing income totaled $10 thousand. At June 30, 1997, the Bank had no loans classified as held for sale.

         The primary objective of the investment portfolio is to provide for the liquidity needs of the Bank and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest-bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLBI). Investments are generally for terms ranging from one day to five years. At June 30, 1997, the investment portfolio totaled $34.5 million and was invested as follows: 64.0% in U.S. government agency debt securities, 26.2% in U.S. government debt securities, 5.0% in U.S. government agency mortgage-backed securities, and 4.8% in FHLB common stock. During the six months ended June 30, 1997, investment securities decreased by $5.5 million (13.7%) as funds were used to provide funding for loan portfolio growth.

         Management believes that the credit risk profile of the earning asset portfolio is relatively low. At June 30, 1997, the Bank had $1.4 million in non-performing loans. The June 30, 1997 balance includes $726 thousand in loans accounted for on a non-accrual basis and $668 thousand in accruing loans which were contractually past due 90 days or more. The total of these non-performing loans represents 0.55% of the total loan portfolio and 0.46% of total assets. At June 30, 1997, the Bank had $317 thousand in foreclosed real estate. The total represents 0.10% of total assets.

         The table which follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000's).

                                                                             June 30, 1997            December 31, 1996
                                                                            #        Amount             #        Amount
                                                                           ---       ------            ---       ------
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential                                                                 16        $  636            14       $  583
Commercial                                                                   1            66             1           45
Commercial business loans                                                    1            14             2          111
Consumer loans                                                               4            10             2           49
                                                                            --        ------            --       ------
Total                                                                       22        $  726            19       $  788
                                                                            ==        ======            ==       ======

Accruing loans which are contractually past due 90 days or more:
Real estate loans:
Residential                                                                 13        $  581             5       $  373
Commercial                                                                   -            --             -           --
Commercial business loans                                                    -            --             1            5
Consumer loans                                                               3            87             1            1
                                                                            --        ------            --       ------
Total                                                                       16        $  668             7       $  379
                                                                            ==        ======            ==       ======

Total of non-accrual and 90 days or more past due loans                     38        $1,394            26       $1,167
                                                                            ==        ======            ==       ======

Foreclosed real estate                                                       5        $  317             3       $  189
                                                                            ==        ======            ==       ======

Ratio of non-performing loans to total assets                                         0.46%                       0.39%
Ratio of non-performing loans to total loans                                          0.55%                       0.48%
Ratio of foreclosed real estate to total assets                                       0.10%                       0.06%
Ratio of non-performing assets to total assets                                        0.56%                       0.45%

         At June 30, 1997, $1.1 million of the Bank's loans were classified as substandard. The total represents 29 loans. Two loans totaling $20 thousand were classified as doubtful. There were no loans classified as loss. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At June 30, 1997, there were no material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

         Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the six months ended June 30, 1997, additions to the ALL account totaled $81 thousand compared to $33 thousand for the six months ended June 30, 1996. Charge-offs net of recoveries totaled $5 thousand during the current period. The amount provided during the current period was based on loan activity, current economic conditions and management's assessment of portfolio risk. At June 30, 1997, the balance in the ALL account totaled $3.0 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

         The table below sets forth the allocation of the ALL and related ratios on the dates indicated. The amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.

                                                June 30, 1997     December  31,  1996
                                            -------------------   -------------------
Real estate loans:
       Residential                          $  372        60.6%   $  372       61.8%
       Commercial & Multifamily                913        23.8       880       23.4
       Construction & Development              151         6.0       153        5.4
Consumer loans                                 125         2.2       110        2.0
Commercial business loans and other loans      661         7.4       650        7.4
Unallocated                                    741                   722
                                            ------       -----    ------      -----
              Total                         $2,963       100.0%   $2,887      100.0%
                                            ======       =====    ======      =====

Ratio of ALL to loans outstanding                         1.17%                1.18%
Ratio of ALL to non-performing loans                     212.6%               247.4%


         At June 30, 1997, no portion of the ALL was allocated to impaired loan balances as the Bank had no loans considered to be impaired loans as of, or for the six months ended June 30, 1997. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date.

         Deposits are the major source of funds for lending and other investment purposes. At June 30, 1997, deposits totaled $260.6 million . During the six months ending June 30, 1997, deposit growth totaled $4.2 million ( 1.6%). Savings accounts decreased $16 thousand (0.0%), checking accounts increased $1.2 million (3.3%), money market deposit accounts (MMDA's) increased $597 thousand (2.7%) and certificates of deposit increased by $2.4 million (1.5%). At June 30, 1997, the deposit base was comprised of 16.7% savings accounts, 8.8% MMDA's, 14.6% checking accounts and 59.9% certificates of deposit. At June 30, 1997, repurchase agreements totaled $3.5 million. Other short-term borrowings totaled $8.4 million, of which $7.0 million represents a variable rate advance from the FHLBI. The Company had no long-term borrowings.

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

         During the six months ended June 30, 1997, cash and cash equivalents increased by $1.6 million compared to a decrease in cash and cash equivalents of $4.7 million for the six months ended June 30, 1996. The primary sources of cash were proceeds from maturities of securities held-to-maturity, deposit growth and cash provided by operating activities. The primary uses of cash were the funding of loan growth, the payment of common stock dividends and the reduction of short-term borrowings. During the current period cash provided by operating activities totaled $2.4 million compared to $1.2 million for the six months ended June 30, 1996. Cash outflows from investing activities totaled $3.7 million reflecting the increase in loan originations during the period. Cash flows from financing activities totaled $2.9 million as deposit growth was used to fund loan growth.

         At June 30, 1997, outstanding commitments to fund loans totaled $42.3 million. Approximately 77% of the commitments were at variable rates. The Bank has sufficient cash flow and borrowing capacity to fund outstanding commitments and to maintain proper levels of liquidity.

         Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. During the six months ended June 30, 1997, stockholders' equity increased by $817 thousand (2.9%). The increase resulted primarily from earnings of $1.7 million during the period. In addition, $18 thousand represents proceeds from the exercise of 1,844 stock options. The reduction of $884 thousand represents cash dividends for the six month period.

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

         The following table shows that, at June 30, 1997, the Company's capital exceeded all regulatory capital requirements. At June 30, 1997, the Company's and the Bank's regulatory capital ratios were identical. The dollar amounts are in millions.

                                                                           Required for       To be well
                                                         Actual          adequate capital     capitalized
                                                     -------------     ------------------     -----------
                                                     Amount Ratio         Amount  Ratio       Amount Ratio
                                                     ------------         ------  -----       ------------
         Total risk-based capital
           to risk-weighted assets                   $31.1    15.7%       $15.8    8.0%      $19.8  10.0%
         Tier 1 capital
           to risk-weighted assets                   $28.6    14.5%       $ 7.9    4.0%      $11.9   6.0%
         Tier I capital to
           total assets                              $28.6     9.4%       $ 9.1    3.0%      $15.2   5.0%


RESULTS OF OPERATIONS - COMPARISON OF THE QUARTER ENDED JUNE 30, 1997 TO THE QUARTER ENDED JUNE 30, 1996

         Net income for the three months ended June 30, 1997 was $844 thousand compared to $763 thousand for the quarter ended June 30, 1996, an increase of $81 thousand (10.6%). The earnings represent a ROA of 1.12% for the current quarter compared to 1.05% for the quarter ended June 30, 1996. The ROE was 11.94% for the current quarter compared to 10.94% for the quarter ended June 30, 1996.

         Net interest income for the three months ended June 30, 1997 was $3.0 million, up $202 thousand (7.3%) from $2.8 million for the three months ended June 30, 1996. The increase in net interest income was due to the growth in average interest-earning assets, increasing yields on interest-earning assets and a stable cost of funds. Interest-earning assets averaged $287.2 million for the current quarter, up $8.8 million (3.1%) from $278.4 million for the three months ended June 30, 1996. The net interest margin for the current quarter was 3.94% compared to 3.81% for the three months ended June 30, 1996. The increase was due to higher yields on interest-earning assets and a stable cost of funds. During the current quarter total interest income increased by $321 thousand (5.8%) while total interest expense increased by $120 thousand (4.3%).

         During the three months ended June 30, 1997, interest income from loans increased by $447 thousand (9.3%) compared to the three months ended June 30, 1996. The increase was due to an increase in yield and an increase in average daily balances for the loan portfolio. The weighted average yield on loans outstanding was 8.40% for the current quarter compared to 8.36% for the three months ended June 30, 1996. Higher average loan balances have contributed to the increase in interest income as loans averaged $249.7 million for the current quarter, up $20.3 million (8.9%) from $229.4 for the three months ended June 30, 1996. During the three months ended June 30, 1997, interest income on investments and other deposits decreased by $126 thousand (17.1%) compared to the quarter ended June 30, 1996. The decrease was due to lower average balances as maturing securities and short-term investments were used to fund loan growth. Securities and other deposits averaged $37.4 million for the current quarter, down $11.6 million (23.6%) from $49.0 million for the three months ended June 30, 1996. The weighted average yield on investments and other deposits was 6.54% for the quarter ended June 30, 1997 compared to 6.02% for the quarter ended June 30, 1996. The combined weighted average yield on total interest-earning assets was 8.15% for the quarter ended June 30, 1997 compared to 7.95% for the quarter ended June 30, 1996.

         Interest expense for deposits increased by $72 thousand (2.6%) during the current quarter compared to the three months ended June 30, 1996. The increase was due to an increase in average daily balances. The weighted average rate paid on deposits for the three months ended June 30, 1997 was 4.30% compared to 4.29% for the quarter ended June 30, 1996. Deposit balances averaged $261.3 million for the current quarter, up $6.4 million (2.5%) from $254.9 for the quarter ended June 30, 1996. Interest expense on short-term borrowings increased by $48 thousand (111.6%) during the current quarter due to increased cost and higher average daily balances. The weighted average cost of short-term borrowings was 5.11% for the current quarter compared to 4.50% for the three months ended June 30, 1996. Borrowed funds averaged $7.1 million during the quarter ended June 30, 1997, up $3.2 million (82.1%) from $3.9 million for the quarter ended June 30, 1996. The combined weighted average rate paid on deposits and borrowings for the quarter ended June 30, 1997 was 4.31% compared to 4.30% for the quarter ended June 30, 1996. The impact of the 8.15% return on interest-earning assets and the 4.31% cost of funds resulted in an interest rate spread of 3.84% for the current quarter compared to 3.65% for the quarter ended June 30, 1996.

         Noninterest income for the quarter ended June 30, 1997 was $216 thousand, up $51 thousand (30.9%) from $165 thousand for the three months ended June 30, 1996. The increase was due to gains from the sale of fixed rate loans and increased income from fees and service charges.

         Noninterest expense for the quarter ended June 30, 1997 was $1.7 million, up $114 thousand (7.0%) from $1.6 million for the three months ended June 30, 1996. In general, increases in noninterest expense have resulted from the expansion of the Bank's operations and the investment in new technologies. The increase in compensation and benefits was due to additional staffing and annual salary increases. The increase in occupancy and equipment expense was due to the operation of the new Merrillville, Indiana, branch facility which opened during September 1996, and depreciation related to investments in technology. Other expense changes were due to standard increases in bank operations. The decrease in the federal insurance premium reflects lower premiums for Savings Association Insurance Fund (SAIF) deposits due to the recapitalization of SAIF during 1996. The Company's efficiency ratio, for the current quarter was 55.0% compared to 55.9% for the quarter ended June 30, 1996. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

         Income tax expenses for the three months ended June 30, 1997 totaled $550 thousand compared to $507 thousand for the three months ended June 30, 1996, an increase of $43 thousand (8.5%). The increase was due to an increase in pretax earnings during the current quarter.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

         Net income for the six months ended June 30, 1997 was $1.7 million compared to $1.5 million for the six months ended June 30, 1996, an increase of $215 thousand (14.6%). The earnings represent a ROA of 1.13% for the current period compared to 1.03% for the six months ended June 30, 1996. The ROE was 11.83% for the current period compared to 10.62% for the six months ended June 30, 1996.

         Net interest income for the six months ended June 30, 1997 was $5.8 million, up $442 thousand (8.2%) from $5.4 million for the six months ended June 30, 1996. The increase in net interest income was due to the growth in average interest-earning assets, increasing yields on interest-earning assets and a lower cost of funds. Interest-earning assets averaged $284.9 million for the current period, up $9.2 million (3.3%) from $275.7 million for the six months ended June 30, 1996. The net interest margin for the current period was 3.92% compared to 3.77% for the six months ended June 30, 1996. The increase was due to higher yields on interest-earning assets and a lower cost of funds. During the current six months total interest income increased by $543 thousand (4.9%) while total interest expense increased by $101 thousand (1.8%).

         During the six months ended June 30, 1997, interest income from loans increased by $797 thousand (8.4%) compared to the six months ended June 30, 1996. The increase was due to an increase in average daily balances for the loan portfolio. The weighted average yield on loans outstanding was 8.35% for the current period compared to 8.38% for the six months ended June 30, 1996. Higher average loan balances have contributed to the increase in interest income as loans averaged $246.0 million for the current period, up $19.8 million (8.8%) from $226.2 for the six months ended June 30, 1996. During the six months ended June 30, 1997, interest income on investments and other deposits decreased by $254 thousand (16.9%) compared to the six months ended June 30, 1996. The decrease was due to lower average balances as maturing securities and short-term investments were used to fund loan growth. Securities and other deposits averaged $38.8 million for the current period, down $10.7 million (21.6%) from $49.5 million for the six months ended June 30, 1996. The weighted average yield on investments and other deposits was 6.42% for the six months ended June 30, 1997 compared to 6.06% for the six months ended June 30, 1996. The combined weighted average yield on total interest-earning assets was 8.09% for the six months ended June 30, 1997 compared to 7.97% for the six months ended June 30, 1996.

         Interest expense for deposits remained stable, increasing by $1 thousand (0.0%) during the current period compared to the six months ended June 30, 1996. The weighted average rate paid on deposits for the six months ended June 30, 1997 was 4.27% compared to 4.37% for the six months ended June 30, 1996. Deposit balances averaged $259.3 million for the current period, up $7.0 million (2.8%) from $252.3 for the six months ended June 30, 1996. Interest expense on short-term borrowings increased by $100 thousand (126.6%) during the current period due to increased cost and higher average daily balances. The weighted average cost of short-term borrowings was 5.01% for the current six months compared to 4.63% for the six months ended June 30, 1996. Borrowed funds averaged $7.1 million during the six months ended June 30, 1997, up $3.7 million (108.8%) from $3.4 million for the six months ended June 30, 1996. The combined weighted average rate paid on deposits and borrowings for the six months ended June 30, 1997 was 4.27% compared to 4.37% for the six months ended June

30, 1996. The impact of the 8.09% return on interest-earning assets and the 4.27% cost of funds resulted in an interest rate spread of 3.82% for the current six months compared to 3.60% for the six months ended June 30, 1996.

         Noninterest income for the six months ended June 30, 1997 was $556 thousand, up $214 thousand (62.6%) from $342 thousand for the six months ended June 30, 1996. During the current period income from fees and service charges increased $72 thousand (30.1%), while income from Trust operations increased by $47 thousand (43.5%). In addition, gains from the sale of fixed rate loans, foreclosed real estate and other real estate properties held by the Bank contributed to the increase in noninterest income.

         Noninterest expense for the six months ended June 30, 1997 was $3.5 million, up $257 thousand (7.9%) from $3.3 million for the six months ended June 30, 1996. The increase in compensation and benefits was due to additional staffing and annual salary increases. The increase in occupancy and equipment expense was due to the operation of the new Merrillville, Indiana, branch facility which opened during September 1996, and depreciation related to investments in technology. Other expense changes were due to standard increases in bank operations. The decrease in the federal insurance premium reflects lower premiums for Savings Association Insurance Fund (SAIF) deposits due to the recapitalization of SAIF during 1996. The Company's efficiency ratio, for the current six months was 55.0% compared to 56.9% for the six months ended June 30, 1996.

         Income tax expenses for the six months ended June 30, 1997 totaled $1.1 million compared to $1.0 million for the six months ended June 30, 1996, an increase of $136 thousand (14.0%). The increase was due to an increase in pretax earnings during the current six months.

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

 Item 2.  Changes in Securities
          ---------------------
          Not Applicable.

 Item 3.  Defaults Upon Senior Securities
          -------------------------------
          Not Applicable.

 Item 4.  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          NorthWest Indiana Bancorp held its annual meeting of shareholders on April 17, 1997. At this meeting the security holders:

          1. Elected the following directors for the registrant, whose term of office continued after the meeting:

                                                  Number of Votes
                                                 For        Withheld
                                                 ---        --------

                   David A. Bochnowski          980,403          835
                   Jerome F. Vrabel             980,203        1,035

              Other directors whose term of office as a director continued after the meeting include:

                   James J. Crandall      Leroy F. Cataldi      Gloria C. Gray
                   Lourdes M. Dennison    John J. Wadas, Jr.    Stanley E. Mize

          2. Ratified the appointment of Crowe, Chizek and Company LLP as the auditors for the registrant for the year ending December 31, 1997.

                    Number of Votes:      For        Against     Abstain
                                          ---        -------     -------
                                        976,086         0         5,152

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

                                     NORTHWEST INDIANA BANCORP




Date:    August 8, 1997              /s/ David A. Bochnowski
                                     ---------------------------------------

                                     David A. Bochnowski
                                     Chairman of the Board and Chief Executive
                                     Officer

Date:    August 8, 1997              /s/ Edward J. Furticella
                                     ---------------------------------------

                                     Edward J. Furticella
                                     Vice President, Chief Financial Officer
                                     and Treasurer