Form 10-Q
period 1997-09-30
NORTHWEST INDIANA BANCORP
filed 1997-11-12
CIK 919864

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

         For the quarterly period ended  SEPTEMBER 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from ___________ to ___________

         Commission File Number: 0-26128

                            NORTHWEST INDIANA BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Indiana                                       35-1927981
---------------------------------------------            -----------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                         Identification Number)

      9204 Columbia Avenue
        Munster, Indiana                                          46321
---------------------------------------                         ----------
(Address of principal executive office)                         (ZIP code)

Registrant's telephone number, including area code:  (219) 836-9690
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,381,456 shares of the registrant's Common Stock, without par value, outstanding at September 30, 1997.

                            NORTHWEST INDIANA BANCORP
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  Consolidated Financial Statements

         Item 1.  Consolidated Financial Statements of  NorthWest Indiana Bancorp

                  Consolidated Balance Sheets, September 30, 1997 and December 31, 1996              1

                  Consolidated Statements of Income, Three Months and Nine Months Ended
                    September 30, 1997 and 1996                                                      2

                  Consolidated Statements of Changes in Stockholders' Equity, Three Months and
                    Nine Months Ended September 30, 1997 and 1996                                    3

                  Consolidated Statements of Cash Flows, Nine Months Ended
                    September 30, 1997 and 1996                                                      4

                  Notes to Consolidated Financial Statements                                         5


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                          6 - 13


PART II.  Other Information                                                                          14

SIGNATURES                                                                                           15


                            NorthWest Indiana Bancorp
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                         September 30,        December 31,
                                                                              1997                1996
                                                                         -------------       -------------
ASSETS

Cash and non-interest bearing balances in financial institutions ..      $   6,919,930       $   5,508,822
Interest bearing balances in financial institutions ...............                -             1,000,000
                                                                         -------------       -------------

    Total cash and cash equivalents ...............................          6,919,930           6,508,822

Securities held-to-maturity (market value: September 30, 1997 -
  $28,904,000; December 31, 1996 - $39,909,000) ...................         28,810,681          38,427,292
Federal Home Loan Bank common stock
  (cost approximates market value) ................................          1,646,000           1,596,700
Loans held for sale ...............................................            239,000                 -
Loans receivable ..................................................        262,473,228         244,695,883
Less: allowance for loan losses ...................................         (2,997,597)         (2,887,005)
                                                                         -------------       -------------
    Net loans receivable ..........................................        259,475,631         241,808,878
Accrued interest receivable .......................................          2,144,960           2,152,672
Premises and equipment ............................................          6,888,976           7,085,982
Foreclosed real estate ............................................            283,212             188,886
Other assets ......................................................          1,113,893           1,649,268
                                                                         -------------       -------------

    Total assets ..................................................      $ 307,522,283       $ 299,418,500
                                                                         =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing deposits ...................................      $  17,037,730       $  12,878,557
  Interest bearing deposits .......................................        249,705,979         243,541,120
                                                                         -------------       -------------
    Total deposits ................................................        266,743,709         256,419,677
Borrowed funds ....................................................          8,687,639          12,260,507
Accrued expenses and other liabilities ............................          3,061,009           2,923,079
                                                                         -------------       -------------
    Total liabilities .............................................        278,492,357         271,603,263

Stockholders' Equity
Preferred stock, no par or stated value;
  10,000,000 shares authorized, none outstanding ..................                -                   -
Common stock, no par or stated value; 20,000,000 shares authorized;
  issued and outstanding; September 30, 1997 - 1,381,456 shares;
  December 31, 1996 - 1,379,595 shares ............................            345,364             344,899
Additional paid-in capital ........................................          2,947,432           2,929,587
Retained earnings - substantially restricted ......................         25,737,130          24,540,751
                                                                         -------------       -------------

    Total stockholders' equity ....................................         29,029,926          27,815,237
                                                                         -------------       -------------

    Total liabilities and stockholders' equity ....................      $ 307,522,283       $ 299,418,500
                                                                         =============       =============


See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
                        Consolidated Statements of Income
                                   (unaudited)


                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                             1997            1996               1997             1996
                                                         ----------      -----------       -----------      ------------
Interest income:
  Real estate loans                                      $4,845,618      $ 4,442,755       $14,102,222      $ 13,005,539
  Commercial loans                                          487,474          359,593         1,284,186         1,109,817
  Consumer loans                                            118,147           95,827           340,583           261,840
                                                         ----------      -----------       -----------      ------------
      Total loan interest                                 5,451,239        4,898,175        15,726,991        14,377,196
  Securities held-to-maturity                               498,791          680,672         1,685,250         1,955,402
  Other interest earning assets                              28,207           54,379            88,322           279,220
                                                         ----------      -----------       -----------      ------------

      Total interest income                               5,978,237        5,633,226        17,500,563        16,611,818

Interest expense:
  Deposits                                                2,854,694        2,758,762         8,363,587         8,265,591
  Borrowed funds                                            108,216           59,073           287,092           138,477
                                                         ----------      -----------       -----------      ------------

      Total interest expense                              2,962,910        2,817,835         8,650,679         8,404,068

Net interest income                                       3,015,327        2,815,391         8,849,884         8,207,750
Provision for loan losses                                    55,000           22,500           136,000            55,000
                                                         ----------      -----------       -----------      ------------

Net interest income after provision for loan losses       2,960,327        2,792,891         8,713,884         8,152,750

Noninterest income:
  Gain/(loss) on sale of interest earning assets              1,311            1,130            14,843            (3,765)
  Gain on sale of foreclosed real estate                     11,012            3,668            27,849             3,668
  Fees and service charges                                  170,253          116,872           482,005           355,840
  Trust operations                                           62,111           44,855           216,772           152,974
  Other                                                       1,800              -              60,960               -
                                                         ----------      -----------       -----------      ------------

      Total noninterest income                              246,487          166,525           802,429           508,717

Noninterest expense:
  Compensation and benefits                                 856,820          756,684         2,563,168         2,302,150
  Occupancy and equipment                                   354,903          272,843           996,455           778,465
  Federal insurance premium                                  40,215        1,702,723           122,393         1,981,153
  Advertising                                                29,573           26,166           114,043           111,057
  Data processing                                            89,650           75,924           259,799           215,733
  Other                                                     436,340          364,514         1,268,891         1,070,910
                                                         ----------      -----------       -----------      ------------

      Total noninterest expense                           1,807,501        3,198,854         5,324,749         6,459,468

Income before income taxes                                1,399,313         (239,438)        4,191,564         2,201,999
Income tax expense/(benefit)                                559,600          (91,650)        1,669,000           881,550
                                                         ----------      -----------       -----------      ------------

Net income/(loss)                                        $  839,713      $  (147,788)      $ 2,522,564      $  1,320,449
                                                         ==========      ===========       ===========      ============

Earnings per common and common equivalent share:

Net Income/(loss)                                        $     0.61      $     (0.11)      $      1.83      $       0.96
                                                         ==========      ===========       ===========      ============

Dividends declared per common share                      $     0.32      $     0.275       $      0.96      $      0.825
                                                         ==========      ===========       ===========      ============


See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)


                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                    September 30,
                                                                        1997           1996               1997            1996
                                                                    ------------   ------------       ------------   ------------

Balance at beginning of period ...............................      $ 28,632,083   $ 27,915,286       $ 27,815,237   $ 27,204,128

    Stock option plan shares issued, 1,861 shares
      at $9.31 - $21.25 per share and
      138 shares at $9.31 - $11.50 per share for the nine months
      ended September 30, 1997 and 1996 ......................               196            186             18,310          1,846

    Cash dividends declared, $.96 per share
      and $.825 per share for the nine months
      ended September 30, 1997 and 1996 ......................          (442,066)      (379,382)        (1,326,185)    (1,138,121)

    Net income ...............................................           839,713       (147,788)         2,522,564      1,320,449
                                                                    ------------   ------------       ------------   ------------

Balance at end of period .....................................      $ 29,029,926   $ 27,388,302       $ 29,029,926   $ 27,388,302
                                                                    ============   ============       ============   ============


See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                  1997               1996
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................      $  2,522,564       $  1,320,449
                                                                              ------------       ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
       Origination of loans for sale ...................................        (1,264,000)          (699,900)
       Sale of loans originated for sale ...............................         1,036,862            388,028
       Depreciation and amortization, net of accretion .................           459,006            395,377
       Net gains on sale of loans ......................................           (14,843)            (3,628)
       Net gain on sale of fixed assets ................................           (41,051)               -
       Net gains on sale of foreclosed real estate .....................           (27,849)            (3,668)
       Provision for loan losses .......................................           136,000             55,000
       Unrealized losses on mortgage loans held for sale ...............               -                7,392
       Net change in unearned interest on loans ........................            (3,937)             3,776
       Change in deferred loan fees ....................................           (15,283)             1,362
       Change in interest receivable ...................................             7,712           (170,181)
       Change in other assets ..........................................           535,375           (580,136)
       Change in accrued expenses and other liabilities ................           137,930          1,397,138
                                                                              ------------       ------------

         Total adjustments .............................................           945,922            790,560
                                                                              ------------       ------------

            Net cash from operating activities .........................         3,468,486          2,111,009
                                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities held-to-maturity .............         9,248,571          9,171,429
   Purchase of securities held-to-maturity .............................               -          (15,164,019)
   Purchase of Federal Home Loan Bank common stock .....................           (49,300)               -
   Principal collected on mortgage-backed securities ...................           331,034            363,070
   Loan participation's purchased ......................................           (88,000)               -
   Loans made net of payments received .................................       (18,036,816)       (17,115,942)
   Purchase of premises and equipment ..................................          (283,610)        (2,078,918)
   Sale of premises and equipment ......................................            99,667                -
   Proceeds from sale of foreclosed real estate ........................           277,787             32,548
                                                                              ------------       ------------

      Net cash from investing activities ...............................        (8,500,667)       (24,791,832)
                                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in deposits ..................................................        10,324,032         11,065,353
   Proceeds from FHLB advances .........................................         3,279,207                -
   Repayment of FHLB advances ..........................................        (7,000,000)               -
   Change in other borrowed funds ......................................           147,925          4,636,673
   Proceeds from issuance of capital stock .............................            18,310              1,846
   Cash dividends paid .................................................        (1,326,185)        (1,138,121)
                                                                              ------------       ------------

      Net cash from financing activities ...............................         5,443,289         14,565,751
                                                                              ------------       ------------

      Net change in cash and cash equivalents ..........................           411,108         (8,115,072)
   Cash and cash equivalents at beginning of period ....................         6,508,822         14,943,704
                                                                              ------------       ------------

   Cash and cash equivalents at end of period ..........................      $  6,919,930       $  6,828,632
                                                                              ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest .........................................................      $  8,603,781       $  8,427,215
      Income taxes .....................................................      $  1,470,000       $  1,445,000

4

See accompanying notes to consolidated financial statements.

                            NORTHWEST INDIANA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Company), its wholly-owned subsidiary, Peoples Bank SB (the
Bank), and the Bank's wholly-owned subsidiaries. The Company has no other business activity other than being a holding company for the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Company as of September 30, 1997 and December 31, 1996, and the statements of income and changes in stockholders' equity for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996. The income reported for the nine month period ended September 30, 1997 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         The Bank grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

NOTE 3 - RECLASSIFICATIONS

         Certain amounts reported in the December 31, 1996 consolidated financial statements have been reclassified to conform to the September 30, 1997 presentation.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

         At September 30, 1997 and December 31, 1996, commitments to make loans totaled $41.9 million and $34.1 million, respectively and standby letters of credit totaled $433 thousand and $519 thousand, respectively. At September 30, 1997, $33.8 million (81%) of the commitments were at variable rates.

         Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

NOTE 5 - EARNINGS PER COMMON SHARE

         The weighted average number of shares used in the calculation of earnings per share during the three months ended September 30, 1997 and 1996 were 1,381,439 and 1,379,554, respectively. The weighted average number of shares used in the calculation of earnings per share during the nine months ended September 30, 1997 and 1996 were 1,381,049 and 1,379,498, respectively. The effect of common stock equivalents is not material in these periods.

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

     At September 30, 1997, the Company had total assets of $307.5 million and total deposits of $266.7 million. Stockholders' equity totaled $29.0 million or 9.4% of total assets, with book value per share at $21.01. The annualized return on average assets (ROA) was 1.11%, while the annualized return on average stockholders' equity (ROE) was 11.61%, for the nine month period.

FINANCIAL CONDITION

         During the nine months ended September 30, 1997, total assets increased by $8.1 million (2.7%), with interest-earning assets increasing by $7.5 million (2.6%). Total loans increased by $18.0 million (7.4%). The increase in loans was funded with deposit growth of $10.3 million (4.0%) and maturing securities as the securities held-to-maturity portfolio decreased $9.6 million (23.9%). At September 30, 1997, interest-earning assets totaled $293.2 million and represented 95.3% of total assets. Loans receivable and loans held for sale totaled $262.7 million and represented 89.6% of interest-earning assets, 85.4% of total assets and 98.5% of total deposits. The loan portfolio includes $21.5 million (8.2%) in construction and development loans, $154.8 million (59.7%) in residential mortgage loans, $61.2 million (23.3%) in commercial and multifamily real estate loans, $5.6 million (2.1%) in consumer loans, and $19.6 million (6.7%) in commercial business and other loans. Adjustable rate loans comprised 65% of the total investment in loans at September 30, 1997.

         The Bank is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold in the secondary market because of the additional exposure to interest rate risk associated with this product. The Bank retains the servicing on all loans sold in the secondary market. During the nine months ending September 30, 1997, the Bank sold $1.0 million in fixed rate mortgage loans. Net gains realized from the sales totaled $15 thousand. Mortgage loan servicing income totaled $15 thousand. At September 30, 1997, the Bank had $239 thousand in loans classified as held for sale.

         The primary objective of the investment portfolio is to provide for the liquidity needs of the Bank and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest-bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLBI). Investments are generally for terms ranging from one day to five years. At September 30, 1997, the investment portfolio totaled $30.5 million and was invested as follows: 62.9% in U.S. government agency debt securities, 26.4% in U.S. government debt securities, 5.3% in U.S. government agency mortgage-backed securities, and 5.4% in FHLB common stock. During the nine months ended September 30, 1997, investment securities decreased by $9.6 million (23.9%) as funds were used to provide funding for loan portfolio growth.

         Management believes that the credit risk profile of the earning asset portfolio is relatively low. The table which follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000's).


                                                                               September 30, 1997       December 31, 1996
                                                                                  #       Amount        #          Amount
                                                                                  -       ------        -          ------
          Loans accounted for on a non-accrual basis:
          Real estate loans:
          Residential                                                             14        $545        14        $  583
          Commercial                                                               2         181         1            45
          Commercial business loans                                                -         ---         2           111
          Consumer loans                                                           5          90         2            49
                                                                                  --        ----        --        ------
          Total                                                                   21        $816        19        $  788
                                                                                  ==        ====        ==        ======

          Accruing loans which are contractually past due 90 days or more:
          Real estate loans:
          Residential                                                              4        $ 74         5        $  373
          Commercial                                                               -         ---         -           ---
          Commercial business loans                                                -         ---         1             5
          Consumer loans                                                           -         ---         1             1
                                                                                  --        ----        --        ------
          Total                                                                    4        $ 74         7        $  379
                                                                                  ==        ====        ==        ======

          Total of non-accrual and accruing loans 90 days or more
             past due loans                                                       25        $890        26        $1,167
                                                                                  ==        ====        ==        ======

          Foreclosed real estate                                                   6        $283         3        $  189
                                                                                  ==        ====        ==        ======

         Ratio of non-performing loans to total assets                                      0.29%                   0.39%
         Ratio of non-performing loans to total loans                                       0.34%                   0.48%
         Ratio of foreclosed real estate to total assets                                    0.09%                   0.06%
         Ratio of non-performing assets to total assets                                     0.38%                   0.45%

         At September 30, 1997, $1.0 million of the Bank's loans were classified as substandard. The total represents 23 loans. There were no loans classified as doubtful or loss. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources.

         Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the nine months ended September 30, 1997, additions to the ALL account totaled $136 thousand compared to $55 thousand for the nine months ended September 30, 1996. Charge-offs net of recoveries totaled $25 thousand during the nine months ended September 30, 1997. The amount provided during the current nine months was based on loan activity, current economic conditions and management's assessment of portfolio risk. At September 30, 1997, the balance in the ALL account totaled $3.0 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

         The table below sets forth the allocation of the ALL and related ratios on the dates indicated. The amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.


                                                             September 30, 1997          December 31, 1996
                                                             ------------------          -----------------
           Real estate loans:
               Residential                                 $  372           59.7%      $  372           61.8%
               Commercial & Multifamily                       913           23.3          880           23.4
               Construction & Development                     149            8.2          153            5.4
          Consumer loans                                      154            2.1          110            2.0
          Commercial business loans and other loans           661            6.7          650            7.4
          Unallocated                                         749                         722
                                                           ------          -----       ------          -----
                   Total                                   $2,998          100.0%      $2,887          100.0%
                                                           ======          =====       ======          =====

         Ratio of ALL to loans outstanding                                  1.14%                       1.18%
         Ratio of ALL to non-performing loans                              336.9%                      247.4%

         At September 30, 1997, no portion of the ALL was allocated to impaired loan balances as the Bank had no loans considered to be impaired loans as of, or for the nine months ended September 30, 1997. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been evaluated on a pooled basis.

         Deposits are the major source of funds for lending and other investment purposes. At September 30, 1997, deposits totaled $266.7 million . During the nine months ending September 30, 1997, deposit growth totaled $10.3 million (4.0%). Savings accounts increased $63 thousand (0.1%), checking accounts increased $3.2 million (8.6%), money market deposit accounts (MMDA's) increased $124 thousand (0.6%) and certificates of deposit increased by $7.0 million (4.5%). At September 30, 1997, the deposit base was comprised of 16.4% savings accounts, 8.4% MMDA's, 15.0% checking accounts and 60.2% certificates of deposit. At September 30, 1997, repurchase agreements totaled $4.6 million. Other short-term borrowings totaled $4.0 million, of which $3.3 million represents a variable rate advance from the FHLBI. The Company had no long-term borrowings.

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

         During the nine months ended September 30, 1997, cash and cash equivalents increased by $411 thousand compared to a decrease in cash and cash equivalents of $8.1 million for the nine months ended September 30, 1996. The primary sources of cash were proceeds from maturities of securities held-to-maturity, deposit growth and cash provided by operating activities. The primary uses of cash were the funding of loan growth, the payment of common stock dividends and the reduction of short-term borrowings. During the current nine months cash provided by operating activities totaled $3.5 million compared to $2.1 million for the nine months ended September 30, 1996. Cash outflows from investing activities totaled $8.5 million reflecting the increase in loan originations during the period. Cash flows from financing activities totaled $5.4 million as deposit growth was used to fund loan growth and reduce borrowed funds.

         At September 30, 1997, outstanding commitments to fund loans totaled $41.9 million. Approximately 81% of the commitments were at variable rates. The Bank has sufficient cash flow and borrowing capacity to fund outstanding commitments and to maintain proper levels of liquidity.

         Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. During the nine months ended September 30, 1997, stockholders' equity increased by $1.2 million (4.4%). The increase resulted primarily from earnings of $2.5 million during the period. In addition, $18 thousand represents proceeds from the exercise of 1,861 stock options. The reduction of $1.3 million represents cash dividends for the nine month period.

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

         The following table shows that, at September 30, 1997, the Company's capital exceeded all regulatory capital requirements. At September 30, 1997, the Company's and the Bank's regulatory capital ratios were identical. The dollar amounts are in millions.


                                                                  Required for         To be well
                                               Actual           adequate capital       capitalized
                                            ------------        ----------------       -----------
                                            Amount Ratio          Amount Ratio         Amount Ratio
                                            ------------          ------------         ------------
          Total risk-based capital
            to risk-weighted assets      $  31.6      15.4%    $  16.4      8.0%    $  20.5      10.0%
          Tier 1 capital
            to risk-weighted assets      $  29.0      14.2%    $   8.2      4.0%    $  12.3       6.0%
          Tier I capital to
            total assets                 $  29.0       9.4%    $   9.2      3.0%    $  15.4       5.0%


RESULTS OF OPERATIONS - COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1997 TO THE QUARTER ENDED SEPTEMBER 30, 1996

         Net income for the three months ended September 30, 1997 was $840 thousand compared to a net loss of $148 thousand for the quarter ended September 30, 1996, an increase of $988 thousand. The earnings represent a ROA of 1.11% for the current quarter compared to -0.20% for the quarter ended September 30, 1996. The ROE was 11.61% for the current quarter compared to -2.12% for the quarter ended September 30, 1996.

         The net loss for 1996 was the result of the one-time special assessment required by the Deposit Insurance Funds Act of 1996 on deposits of all financial institutions insured under the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC) to capitalize SAIF. The SAIF assessment resulted in a pre-tax expense of $1.6 million. Excluding the SAIF assessment, net income for the three months ended September 30, 1996, was $795 thousand, representing a ROA of 1.08% and a ROE of 11.27%.

         Net interest income for the three months ended September 30, 1997 was $3.0 million, up $200 thousand (7.1%) from $2.8 million for the three months ended September 30, 1996. The increase in net interest income was due to the growth in average interest-earning assets, increasing yields on interest-earning assets and a stable cost of funds. Interest-earning assets averaged $290.5 million for the current quarter, up $7.6 million (2.7%) from $282.9 million for the three months ended September 30, 1996. The net interest margin for the current quarter was 3.97% compared to 3.82% for the three months ended September 30, 1996. During the current quarter total interest income increased by $345 thousand (6.1%) while total interest expense increased by $145 thousand (5.2%).

         During the three months ended September 30, 1997, interest income from loans increased by $553 thousand (11.3%) compared to the three months ended September 30, 1996. The increase was due to an increase in yield and an increase in average daily balances for the loan portfolio. The weighted average yield on loans outstanding was 8.47% for the current quarter compared to 8.32% for the three months ended September 30, 1996.

Higher average loan balances have contributed to the increase in interest income as loans averaged $257.3 million for the current quarter, up $21.7 million (9.2%) from $235.6 for the three months ended September 30, 1996. During the three months ended September 30, 1997, interest income on investments and other deposits decreased by $208.1 thousand (28.3%) compared to the quarter ended September 30, 1996. The decrease was due to lower average balances as maturing securities and short-term investments were used to fund loan growth and reduce borrowed funds. Securities and other deposits averaged $33.2 million for the current quarter, down $14.1 million (29.8%) from $47.3 million for the three months ended September 30, 1996. The weighted average yield on investments and other deposits was 6.35% for the quarter ended September 30, 1997 compared to 6.22% for the quarter ended September 30, 1996. The combined weighted average yield on total interest-earning assets was 8.23% for the quarter ended September 30, 1997 compared to 7.97% for the quarter ended September 30, 1996.

         Interest expense for deposits increased by $96 thousand (3.5%) during the current quarter compared to the three months ended September 30, 1996. The increase was due to a higher cost of funds and an increase in average daily balances. The weighted average rate paid on deposits for the three months ended September 30, 1997 was 4.34% compared to 4.28% for the quarter ended September 30, 1996. Deposit balances averaged $263.1 million for the current quarter, up $5.2 million (2.0%) from $257.9 for the quarter ended September 30, 1996. Interest expense on short-term borrowings increased by $49 thousand (83.2%) during the current quarter due to increased cost and higher average daily balances. The weighted average cost of short-term borrowings was 5.19% for the current quarter compared to 4.37% for the three months ended September 30, 1996. Borrowed funds averaged $8.3 million during the quarter ended September 30, 1997, up $2.9 million (53.7%) from $5.4 million for the quarter ended September 30, 1996. The combined weighted average rate paid on deposits and borrowings for the quarter ended September 30, 1997 was 4.37% compared to 4.28% for the quarter ended September 30, 1996. The impact of the 8.23% return on interest-earning assets and the 4.37% cost of funds resulted in an interest rate spread of 3.86% for the current quarter compared to 3.69% for the quarter ended September 30, 1996.

         Noninterest income for the quarter ended September 30, 1997 was $247 thousand, up $80 thousand (48.0%) from $167 thousand for the three months ended September 30, 1996. The improvement was due to increased income from fees and service charges of $53 thousand (45.7%) and increased Trust operations income of $17 thousand (38.5%). In addition, gains from the sale of foreclosed real estate were $11 thousand during the current quarter compared to $4 thousand for the three months ended September 30, 1996.

         Noninterest expense for the quarter ended September 30, 1997 was $1.8 million, down $1.4 million (43.5%) from $3.2 million for the three months ended September 30, 1996. The decrease was due to the special SAIF assessment of $1.6 million during the three months ended September 30, 1996. Excluding the SAIF assessment, results in an increase of noninterest expense during the current quarter of $168 thousand (10.2%). In general, increases in noninterest expense have resulted from the operation of the new Merrillville, Indiana, branch facility which opened during September 1996, and depreciation related to investments in new technologies. The increase in compensation and benefits was due to the additional staffing for the new location and annual salary increases. Other expense changes were due to standard increases in bank operations. The decrease in the federal insurance premium reflects lower premiums for SAIF deposits due to the recapitalization of SAIF during 1996. The Company's efficiency ratio, for the current quarter was 55.4% compared to 107.3% for the quarter ended September

30, 1996. The 1996 efficiency ratio reflects the special SAIF assessment. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

         Income tax expenses for the three months ended September 30, 1997 totaled $560 thousand compared to -$92 thousand for the three months ended September 30, 1996, an increase of $651 thousand (710.6%). The increase was primarily due to the impact of the SAIF assessment not recurring in 1997.


RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net income for the nine months ended September 30, 1997 was $2.5 million compared to $1.3 million for the nine months ended September 30, 1996, an increase of $1.2 million (91.0%). The earnings represent a ROA of 1.12% for the current period compared to 0.61% for the nine months ended September 30, 1996. The ROE was 11.77% for the current period compared to 6.35% for the nine months ended September 30, 1996.

         The net income for 1996 reflects the one-time special assessment required by the Deposit Insurance Funds Act of 1996 on deposits of all financial institutions insured under the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC) to capitalize SAIF. The SAIF assessment resulted in a pre-tax expense of $1.6 million. Excluding the SAIF assessment, net income for the nine months ended September 30, 1996, was $2.3 million, representing a ROA of 1.04% and a ROE of 10.84%.

         Net interest income for the nine months ended September 30, 1997 was $8.8 million, up $642 thousand (7.8%) from $8.2 million for the nine months ended September 30, 1996. The increase in net interest income was due to the growth in average interest-earning assets, increasing yields on interest-earning assets and a lower cost of funds. Interest-earning assets averaged $286.8 million for the current period, up $8.7 million (3.1%) from $278.1 million for the nine months ended September 30, 1996. The net interest margin for the current period was 3.94% compared to 3.79% for the nine months ended September 30, 1996. During the current nine months total interest income increased by $889 thousand (5.4%) while total interest expense increased by $247 thousand (2.9%).

         During the nine months ended September 30, 1997, interest income from loans increased by $1.3 million (9.4%) compared to the nine months ended September 30, 1996. The increase was due to an increase in yield and an increase in average daily balances for the loan portfolio. The weighted average yield on loans outstanding was 8.39% for the current period compared to 8.36% for the nine months ended September 30, 1996. Higher average loan balances have contributed to the increase in interest income as loans averaged $249.8 million for the current period, up $20.5 million (8.9%) from $229.3 for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, interest income on investments and other deposits decreased by $461 thousand (20.6%) compared to the nine months ended September 30, 1996. The decrease was due to lower average balances as maturing securities and short-term investments were used to fund loan growth and reduce borrowed funds. Securities and other deposits averaged $37.0 million for the current period, down $11.7 million (24.0%) from $48.7 million for the nine months ended September 30, 1996. The weighted average yield on investments and other deposits was 6.40% for the nine months ended September 30, 1997 compared to 6.11% for the nine months ended September 30, 1996. The combined weighted average yield on total interest-earning assets was 8.14% for the nine months ended September 30, 1997 compared to 7.97% for the nine months ended September 30, 1996.

         Interest expense for deposits increased by $98 thousand (1.2%) during the current period compared to the nine months ended September 30, 1996. The weighted average rate paid on deposits for the nine months ended September 30, 1997 was 4.28% compared to 4.34% for the nine months ended September 30, 1996. Deposit balances averaged $260.5 million for the current period, up $6.3 million (2.5%) from $254.2 for the nine months ended September 30, 1996. Interest expense on short-term borrowings increased $149 thousand (107.3%) during the current period due to increased cost and higher average daily balances. The weighted average cost of short-term borrowings was 5.07% for the current nine months compared to 4.51% for the nine months ended September 30, 1996. Borrowed funds averaged $7.5 million during the nine months ended September 30, 1997, up $3.4 million (82.9%) from $4.1 million for the nine months ended September 30, 1996. The combined weighted average rate paid on deposits and borrowings for the nine months ended September 30, 1997 was 4.30% compared to 4.34% for the nine months ended September 30, 1996. The impact of the 8.14% return on interest-earning assets and the 4.30% cost of funds resulted in an interest rate spread of 3.84% for the current nine months compared to 3.63% for the nine months ended September 30, 1996.

         Noninterest income for the nine months ended September 30, 1997 was $802 thousand, up $293 thousand (57.7%) from $509 thousand for the nine months ended September 30, 1996. During the current period income from fees and service charges increased $126 thousand (35.5%), while income from Trust operations increased by $64 thousand (41.7%). In addition, gains from the sale of fixed rate loans, foreclosed real estate and other real estate properties held by the Bank contributed to the increase in noninterest income.

         Noninterest expense for the nine months ended September 30, 1997 was $5.3 million, down $1.1 million (17.6%) from $6.4 million for the nine months ended September 30, 1996. The decrease was due to the special SAIF assessment of $1.6 million during 1996. Excluding the SAIF assessment, results in an increase of noninterest expense during the current nine months of $425 thousand (8.7%). In general, increases in noninterest expense have resulted from the operation of the new Merrillville, Indiana, branch facility which opened during September 1996, and depreciation related to investments in new technologies. The increase in compensation and benefits was due to the additional staffing for the new location and annual salary increases. Other expense changes were due to standard increases in bank operations. The decrease in the federal insurance premium reflects lower premiums for SAIF deposits due to the recapitalization of SAIF during 1996. The Company's efficiency ratio, for the current nine months was 55.2% compared to 74.1% for the nine months ended September 30, 1996. The 1996 efficiency ratio reflects the special SAIF assessment.

         Income tax expenses for the nine months ended September 30, 1997 totaled $1.7 million compared to $882 thousand for the nine months ended September 30, 1996, an increase of $787 thousand (89.3%). The increase was due to the impact of the SAIF assessment not recurring in 1997 and an increase in pretax earnings compared to the nine months ended September 30, 1996.

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



                              NORTHWEST INDIANA BANCORP




Date:  November 10, 1997      /s/ David A. Bochnowski
                              -------------------------------

                              David A. Bochnowski
                              Chairman of the Board and Chief Executive Officer


Date:  November 10, 1997      /s/ Edward J. Furticella
                              -------------------------------

                              Edward J. Furticella
                              Vice President, Chief Financial Officer and
                              Treasurer