Form 10-K
period 1997-12-31
NORTHWEST INDIANA BANCORP
filed 1998-03-25
CIK 919864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transaction period from __________ to __________

                         Commission file number 0-26128

                            NORTHWEST INDIANA BANCORP
             (Exact name of registrant as specified in its charter)

          INDIANA                                         35-1927981
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the average bid and ask prices for the registrant's Common Stock at February 28, 1998, at that date, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates") was $35,997,822.

There were 1,381,512 shares of the registrant's Common Stock, without par value, outstanding at February 28, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

         1.  1997 Annual Report to Shareholders.  (Parts II and IV)

         2. Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders. (Part III)

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         NorthWest Indiana Bancorp, an Indiana corporation (the "Bancorp"), was incorporated on January 31, 1994, and is the holding company for Peoples Bank SB (the "Bank"), the resulting Indiana savings bank in the conversion of Peoples Bank from a federal stock savings bank to an Indiana stock savings bank. Pursuant to the conversion, on July 31, 1994, all of the outstanding stock of Peoples Bank was converted into shares of Common Stock, without par value, of the Bancorp. As a result, Peoples Bank SB is a wholly owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for Peoples Bank SB.

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

         The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC"), an agency of the federal government. As the holding company for the Bank, the Bancorp is subject to comprehensive examination, supervision and regulation by the Board of Governors of the Federal Reserve System ("FRB"), while the Bank is subject to comprehensive examination, supervision and regulation by both the FDIC and the Indiana Department of Financial Institutions ("DFI"). The Bank is also subject to regulation by the FRB governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which is one of the twelve regional banks comprising the system of Federal Home Loan Banks ("FHLB System").

         The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its seven branch locations. For further information, see "Properties."

FORWARD-LOOKING STATEMENTS

         Statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp's future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due, among other things, to factors identified in this filing, including the following:

         REGULATORY RISK. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. As discussed above, the Bank and Bancorp are subject to regulation and supervision by the DFI, FDIC, and FRB. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The banking industry continues to lose market share to competitors.

         LEGISLATION. Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts under a unified charter, to combine regulatory agencies, to alter the statutory separation of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. Management cannot predict whether or in what form any of these proposals will be adopted or the extent to which the business of the Bancorp or the Bank may be affected thereby.

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

         INTEREST RATE RISK. The Bank's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. While the Bank attempts to balance the maturities of the Bank's assets in relation to maturities of liabilities (gap management), gap management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Bancorp. To moderate unfavorable operating results in periods of rising or high interest rates, the Bank restructures its asset-liability mix on an ongoing basis. Increasing the amount of interest-earning assets that are rate sensitive, extending the maturities of customer deposits, increasing the balances of NOW/checking accounts and utilizing cost effective borrowings are all part of management's commitment toward reducing the Bank's overall vulnerability to interest rate risk. While these steps may reduce the overall vulnerability to interest rate risk, the Bank will still be adversely affected by a rising or high interest rate environment, and is beneficially affected by a falling or low interest rate environment because rate sensitive liabilities exceed rate sensitive assets within a one year time period.

         At December 31, 1997, the Bank's one year unadjusted GAP; i.e., the difference between interest-earning assets maturing or repricing during the next twelve months and interest-bearing liabilities maturing in the same period as a percentage of total assets, was -41.19%. The GAP position incorporates the Bank's internal data as related to the maturity/repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. The Bank has not experienced material earnings volatility as a result of the unadjusted GAP, because a significant portion of the Bank's deposits do not reprice on a contractual basis.

         As is common in the banking industry, management makes adjustments to the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior and exposure to interest rate risk. These adjustments include assumptions on rate/volume elasticity for checking and non-interest bearing deposits, NOW accounts, money market accounts and savings accounts. The table which follows is first presented without adjustment for expected repricing behavior. Then, as presented in the management adjustment line, these balances have been distributed over a number of periods to reflect those portions of such accounts that are expected to reprice over the respective periods. The distribution of the balances over the repricing periods represents an aggregation of allocations. A core amount of transaction and savings account balances has been calculated by reviewing historical data on short-term interest rates and account balance activity. The core balance is considered non-rate sensitive and is classified as due/repricing between one and five years. Management expects to continue the same methodology in response to future market rate changes; however, management adjustments may change as customer preferences and competitive market conditions change. All management adjustments are reflected in the cumulative management adjusted GAP line. The cumulative GAP reflects sensitivity to interest rate changes over time. The Bank's management believes that the Bank's adjusted one year GAP of -11.00% has been maintained within an acceptable range in view of the prevailing interest rate environment. There can be no assurance that the assets and liabilities will have the projected maturities used in developing this table. The GAP position is a static indicator and is not a predictor of net interest income for a dynamic business in a rapidly changing environment. Further discussion of interest rate risk can be found under the caption "Quantitative and Qualitative Disclosures about Market Risk" in the Bancorp's 1997 Annual Report to Shareholders.

GAP Position at December 31, 1997
---------------------------------

                              0-3           4-12         1-5       Over 5
                             months        months       years       years       Total
                            -------        ------     ---------    --------    --------
                                              (dollars in thousands)
Real estate loans.......   $ 43,310       $49,165     $107,900     $42,548     $242,923
Consumer loans .........      1,545         1,358        2,685          73        5,661
Commercial business
  loans and other ......     18,729         2,453        2,436          11       23,629
Securities held-to-
  maturity .............      1,501         6,990       15,715       5,156       29,362
Interest-bearing balances
  and federal funds ....      3,570           ---          ---         ---        3,570
                            -------        ------     ---------    --------    --------
    Total ..............     68,655        59,967      128,735      47,788      305,145
                            -------        ------     ---------    --------    --------

Certificates of deposit.     66,081        79,318       20,456         ---      165,855
Checking and non-interest
  bearing deposits ....      16,685           ---          ---         ---       16,685
NOW accounts ...........     23,656           ---          ---         ---       23,656
Money market accounts ..     22,235           ---          ---         ---       22,235
Savings accounts .......     43,659           ---          ---         ---       43,659
Borrowed funds .........      3,208         5,420        6,000         ---       14,628
                            -------        -------    ---------    --------     -------
    Total ..............    175,524        84,738       26,456         ---      286,718
                            -------        -------    ---------    --------     -------

At December 31, 1997:

GAP ....................   (106,869)     ( 24,771)     102,279      47,788
                          ---------     ---------     --------     -------
Cumulative GAP .........  $(106,869)    $(131,640)    $(29,361)    $18,427
                          =========     =========     ========     =======
Cumulative GAP as a per-
  cent of total assets..     -33.44%       -41.19%       -9.19%       5.77%
                          =========     =========     ========     =======

Management adjustments..  $ 102,059     $  96,476     $    ---     $   ---

Cumulative management
   adjusted GAP ........  $  (4,810)    $ (35,164)    $(29,361)    $18,427
                          ==========    ==========    =========    =======
Cumulative management
   adjusted GAP/total
   assets ..............      -1.50%       -11.00%       -9.19%       5.77%
                          ==========    ==========    =========    =======


         COMPETITION. The activities of the Bancorp and the Bank in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to the Bancorp. In addition, non-bank competitors are generally not subject to the extensive regulation applicable to the Bancorp and the Bank.

LENDING ACTIVITIES

         GENERAL. Over the years, the Bank has directed its lending efforts toward the origination of loans with adjustable rates and/or shorter terms to maturity. Product offerings include adjustable rate residential and commercial mortgages, commercial business loans tied to the prime interest rate, variable rate home equity lines of credit and consumer loans. It is management's goal that all programs are marketed aggressively and priced competitively.

         The Bank is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold in the secondary market because of the additional exposure to interest rate risk associated with this product. All loan sales are made to the Federal Home Loan Mortgage Corporation ("FHLMC"). Loans are sold in the secondary market with servicing retained by the Bank. All loans held for sale are recorded at the lower of cost or market value.

         Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its capital and unimpaired surplus (plus up to an additional 10% of capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities at December 31, 1997, under the 15% of capital and surplus limitation was approximately $4,883,000. At December 31, 1997, the Bank had no loans which exceeded the regulatory limitations.

         At December 31, 1997, there were no concentrations of loans in any type of industry which exceeded 10% of total loans that were not otherwise disclosed as a loan category.

         LOAN PORTFOLIO. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are in thousands (000's).


                                       1997      1996      1995      1994       1993
                                     --------  --------  --------  --------  --------
Type of loan:
Conventional real estate loans:
  Construction and
    development loans                $ 21,440  $ 13,248  $  8,913  $  8,451  $  4,893
  Loans on existing
    properties (1)                    221,482   208,601   194,779   196,468   182,571
Consumer loans                          5,661     4,890     3,527     3,172     3,833
Commercial business, other(2)          23,630    17,957    15,074    13,839    12,908
                                     --------  --------  --------  --------  --------
    Loans receivable(3)              $272,213  $244,696  $222,293  $221,930  $204,205
                                     ========  ========  ========  ========  ========

Type of collateral:
Real estate:
  1-to-4 family                      $178,091  $164,590  $152,485  $152,208  $136,806
  Other dwelling units, land
    and commercial real estate         64,831    57,259    51,207    52,711    50,658
Consumer loans                          5,410     4,619     3,335     2,960     3,370
Commercial business, other(2)          21,712    16,306    13,893    13,288    12,520
                                     --------  --------  --------  --------  --------
    Loans receivable (4)             $270,044   242,774  $220,920  $221,167  $203,354
                                     ========  ========  ========  ========  ========

Average loans outstanding
  during the period (3)              $254,219  $232,465  $221,352  $213,349  $202,106
                                     ========  ========  ========  ========  ========


(1) Includes construction loans converted to permanent loans and commercial real estate loans.
(2)  Includes government loans and overdrafts to deposit accounts.
(3)  Net of unearned income and deferred loan fees.
(4) Net of unearned income and deferred loan fees. Does not include unsecured loans.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Set forth below is a table showing loan origination and sale activity for each of the last three years. The amounts are in thousands (000's).


                                         1997      1996      1995
                                       -------   -------   -------
Loans originated:
Conventional real estate loans:
  Construction and development loans  $ 13,168  $ 16,244   $ 9,434
  Loans on existing property            23,461    26,811    12,914
  Loans refinanced                      14,824    10,253    15,961
                                       -------   -------   -------
    Total conventional real estate
      loans originated                  51,453    53,308    38,309
Commercial business loans               60,944    53,580    41,844
Consumer loans                           4,591     7,290     4,690
                                      --------  --------   -------
    Total loans originated            $116,988  $114,178   $84,843
                                      ========  ========   =======

Loan participations purchased         $  3,240  $     --   $    33
                                      ========  ========   =======
Whole loans and participations sold   $  1,820  $  2,011   $ 2,986
                                      ========  ========   =======

         LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 1997, regarding the dollar amount of loans in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage and the loan is not repaid. The amounts are stated in thousand's (000's).


                                               Maturing
                             -------------------------------------------
                                        After one
                              Within    but within     After
                             one year   five years  five years   Total
                             --------  -----------  ----------  --------
  Real estate loans          $ 35,946  $    63,106  $  143,870  $242,922
  Consumer loans                2,702        2,886          73     5,661
  Commercial business loans    16,388        5,707       1,535    23,630
                             --------  -----------  ----------  --------
    Total loans receivable   $ 55,036  $    71,699  $  145,478  $272,213
                             ========  ===========  ==========  ========

         The table below sets forth the dollar amount of all loans due after one year from December 31, 1997, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000's).


                              Predetermined   Floating or
                                  rates      adjustable rates   Total
                              -------------  ----------------   -----
  Real estate loans              $72,688         $134,288      $206,976
  Consumer loans                   2,758              201         2,959
  Commercial business loans        1,713            5,529         7,242
                                 -------         --------      --------
    Total                        $77,159         $140,018      $217,177
                                 =======         ========      ========

         LENDING AREA. The primary lending area of the Bank encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bank is also an active lender in Porter, LaPorte, Newton and Jasper counties in Indiana. During the past 15 years, the communities of Munster, Highland, Crown Point, Dyer, St. John, Merrillville and Schererville have experienced rapid growth and, therefore, have provided the greatest lending opportunities. At December 31, 1997, the housing vacancy rate in the Bank's primary lending area was below 5%.

         LOAN COMMITMENTS. At the present time, residential real estate loan commitments must be accepted within 14 days by the borrower(s) signing a commitment acceptance and paying required loan fees. Fixed rate loans must close within 45 days of the date of the application, while adjustable rate loans must close within 60 days of the date of the application. Days are measured by calendar days from the date on the commitment letter. Approximately 90% of all commitments issued are exercised by borrowers. Loan commitments on commercial real estate and non-mortgage loans are given under various terms and conditions as may be warranted by the project.

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

         Designated officers of the Bank have authorities, established by the Bank's Board of Directors, to approve loans. Loans from $600,000 to $1,000,000 are approved by the loan officers loan committee. Loans from $1,000,000 to $1,250,000 are approved by the senior officers loan committee. All loans in excess of $1,250,000, up to the legal lending limit of the Bank, must be approved by the Bank's Board of Directors or its Executive Committee.

(All members of the Bank's Board of Directors and Executive Committee are also members of the Bancorp's Board of Directors and Executive Committee, respectively.) Loans to executive officers of the Bank or the Bancorp and their affiliated parties must be approved by a disinterested majority of the Bank's Board of Directors. Loans to directors and principal shareholders must be approved by a disinterested majority of the Bank's Board of Directors when the extension of credit exceeds $50,000 or, when the aggregated amount of all extensions of credit exceeds $500,000.

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

THE CURRENT LENDING PROGRAMS

         RESIDENTIAL MORTGAGE LOANS. The primary lending activity of the Bank has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes or construct new homes. The residential loan portfolio also includes loans on two-to-four family dwellings. Conventional loans are made up to a maximum of 97% of the appraised value of the property, or purchase price if lower than the appraisal. For loans made in excess of 80% of value, private mortgage insurance is required in an amount sufficient to reduce the Bank's exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 95% of value. During 1997, over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower's level of equity investment.

         All fixed-rate loans currently being originated conform to FHLMC guidelines for loans purchased under the 1-to-4 family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Thirty year fixed rate mortgage loans have been sold and/or classified as held for sale to control exposure to interest rate risk.

         The Bank has offered Adjustable Rate Mortgage Loans ("ARMs") since 1984. The "Mini-Fixed ARM" has been very popular with Bank customers. The "Mini-Fixed" mortgage reprices annually after a three, five or seven year period. ARM originations totaled $23.6 million for 1997, $26.1 million for 1996, and $19.5 million during 1995. During 1997, ARMs represented 46% of total mortgage loan originations. The ability of the Bank to successfully market ARM's depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.

         The 15 year mortgage loan program has gained wide acceptance in the Bank's primary market area. As a result of the shortened maturity of the 15 year loan, the product has been priced below the comparable 30 year loan offering. Mortgage applicants for the 15 year loan tend to have a larger than normal down payment; this, coupled with the larger principal and interest payment amount, has caused the 15 year mortgage loan portfolio to consist, to a significant extent, of second time home buyers whose underwriting qualifications tend to be above average.

         CONSTRUCTION LOANS. Construction loans on residential properties are made primarily to individuals and residential contractors who are under contract with individual purchasers. In most cases, these loans are personally guaranteed by the borrower. The maximum loan to value ratio is 80% of either the current appraised value or the cost of construction, whichever is less. Residential construction loans are typically made for periods of six months to one year.

         Loans are also made for the construction of commercial properties. All such loans are made in accordance with well defined underwriting standards, subject to prior lease of the mortgaged property and a confirmed loan takeout. In most cases, these loans are personally guaranteed by the borrower. In general, loans made do not exceed 75% of the appraised value of the property. Commercial construction loans are typically made for periods of one year.

         COMMERCIAL REAL ESTATE LOANS. Commercial real estate loans are typically made to a maximum of 75% of the appraised value. Such loans are generally made on an adjustable rate basis. These loans are typically made for terms of 15 to 20 years. Loans exceeding twenty years have a balloon feature calling for a full repayment within 7 to 10 years from the date of the loan. The balloon feature affords the Bank the opportunity to restructure the loan if economic conditions so warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, commercial/industrial properties, and other retail and commercial developments.

         While commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending due to the concentration of principal in a limited number of loans and the effects of general economic conditions on real estate developers and managers, the Bank has endeavored to reduce this risk in several ways. In originating commercial real estate loans, the Bank considers the feasibility of the project, the financial strength of the borrowers and lessees, the managerial ability of the borrowers, the location of the project and the economic environment. Management evaluates the debt coverage ratio and analyzes the reliability of cash flows, as well as the quality of earnings. All such loans are made in accordance with well defined underwriting standards and are generally supported by personal guarantees which represent a secondary source of repayment.

         Loans for the construction of commercial retail properties and commercial real estate loans are generally located within an area permitting physical inspection and regular review of business records. Projects financed outside of the Bank's primary lending area generally involve borrowers and guarantors who are or were previous customers of the Bank.

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

NON-PERFORMING ASSETS, ASSET CLASSIFICATION AND PROVISION FOR LOAN  LOSSES

         Loans are reviewed on a regular basis and are generally placed on a non-accrual status when, in the opinion of management, serious doubt exists as to the collectibility of a loan. Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Consumer loans are generally charged off when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance, tax and insurance reserve, or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         The Bank's mortgage loan collection procedures provide that, when a mortgage loan is 15 days or more delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs. If the loan continues in a delinquent status for 60 days, the Bank will generally initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bank. Foreclosed real estate is recorded at the lower of cost (the unpaid balance at date of acquisition plus foreclosure costs, costs related to the sale of the foreclosed real estate and other related costs) or fair value at the date of acquisition and carried at the lower of acquisition value or net realizable value subsequent to the date of acquisition. Any write-down of the property is charged to the allowance for loan losses. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Collection procedures for consumer loans provide that when a consumer loan becomes 10 days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may grant a payment deferral. If a loan continues delinquent after 90 days and all collection efforts have been exhausted, the Bank will initiate legal proceedings. Collection procedures for commercial business loans provide that when a commercial loan becomes 10 days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower pursuant to the commercial loan collection policy. In certain instances, the Bank may grant a payment deferral or restructure the loan. Once it has been determined that collection efforts are unsuccessful, the Bank will initiate legal proceedings.

         The table which follows sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. The amounts are stated in thousands (000's).


                                              At December 31,
                              ----------------------------------------------
                               1997      1996      1995      1994      1993
                              ------    ------    ------    ------    ------
Loans accounted for on
 a non-accrual basis:
 Real estate:
    Residential               $  715    $  583    $  361    $  786    $  146
    Commercial                    44        45      ---         82        88
 Commercial business              56       111      ---       ---       ---
 Consumer                        151        49        11         6      ---
                              ------    ------    ------    ------    ------
        Total                 $  966    $  788    $  372    $  874    $  234
                              ======    ======    ======    ======    ======

Accruing loans which are
 contractually past due 90
 days or more: Real estate:
    Residential               $  220    $  373    $  637    $  575    $  334
    Commercial                  ---       ---       ---       ---       ---
 Commercial business            ---          5      ---        104      ---
 Consumer                          6         1        46         6      ---
                              ------    ------    ------    ------    ------
        Total                 $  226    $  379    $  683    $  685    $  334
                              ======    ======    ======    ======    ======

Total of non-accrual
 and 90 days past due         $1,192    $1,167    $1,055    $1,559    $  568
                              ======    ======    ======    ======    ======

Ratio of non-performing
 loans to total assets          0.37%     0.39%     0.38%     0.59%     0.23%
Ratio of non-performing
 loans to total loans           0.44%     0.48%     0.47%     0.70%     0.27%

Foreclosed real estate        $  259    $  189    $   86    $  160    $  183
                              ======    ======    ======    ======    ======
Ratio of foreclosed real
 estate to total assets         0.08%     0.06%     0.03%     0.06%     0.07%

         During 1997, gross interest income of $111,374 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $53,198.

         Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bank's total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in tier-one leverage ratio calculations, tier-one risk-based capital requirements, or in capital under Generally Accepted Accounting Principles ("GAAP"). Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. At December 31, 1997, $1.3 million of the Bank's loans were classified as substandard. The total represents 10 residential real estate loans, 2 commercial real estate loans, 5 commercial business loans and 6 consumer loans. There was one consumer loan for $5 thousand classified as doubtful. No loans were classified as loss.

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

         At December 31, 1997, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or restructured loans.

         Also, at December 31, 1997, there are no other interest bearing assets that would be required to be disclosed as nonaccrual, past due, restructured or potential problem if such assets were loans.

         The table which follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans or commercial real estate loans during the periods presented. The amounts are in thousands (000's).


                                             At December 31,
                                ----------------------------------------
                                  1997    1996    1995    1994    1993
                                -------  ------  ------  ------  ------

Balance at beginning of period   $2,887  $2,830  $2,751  $2,583  $2,317
Loans charged-off:
  Real estate - residential          (9)    (28)      -       -       -
  Commercial business               (19)      -       -      (7)    (30)
  Consumer                           (6)      -      (2)     (3)    (28)
                                -------  ------  ------  ------  ------
    Total charge-offs               (34)    (28)     (2)    (10)    (58)
Recoveries:
  Real estate - residential           -       -       -       -       -
  Commercial business                 -       -       -       1       -
  Consumer                            -       -       1      33       5
                                -------  ------  ------  ------  ------
    Total recoveries                  -       -       1      34       5
Net (charge-offs)/recoveries        (34)    (28)     (1)     24     (53)
                                -------  ------  ------  ------  ------
Provision for loan losses           221      85      80     144     319
                                -------  ------  ------  ------  ------
Balance at end of period         $3,074  $2,887  $2,830  $2,751  $2,583
                                =======  ======  ======  ======  ======

ALL to loans outstanding           1.13%   1.18%   1.27%   1.24%   1.26%
ALL to nonperforming loans        257.8%  247.4%  268.3%  160.0%  454.8%
Net charge-offs/recoveries
  to average loans out-
  standing during the period       0.01%   0.01%   0.00%   0.01%   0.03%

         The table below shows the allocation of the allowance for loan losses on the dates indicated. The dollar amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.


                                                  At December 31,
                    ---------------------------------------------------------------------
                        1997          1996          1995          1994          1993
                    ------------  ------------  ------------  ------------  -------------
                      $      %      $      %      $      %      $      %      $       %
                    -----  -----  -----  -----  -----  -----  -----  -----  -----   -----
Real estate loans:
  Residential         322   57.5    372   61.8    372   64.6    387   64.8    280    64.6
  Commercial and
    other dwelling    932   23.8    880   23.4    860   23.0    834   23.8  1,225    24.8
  Construction and
    development       268    7.9    153    5.4    130    4.0    105    3.8    ---     2.4
Consumer loans        153    2.1    110    2.0    110    1.6    111    1.4    132     1.9
Commercial business
  and other           630    8.7    650    7.4    650    6.8    626    6.2    946     6.3
Unallocated           769           722           708           688           ---
                    -----  -----  -----  -----  -----  -----  -----  -----  -----   -----
  Total             3,074  100.0  2,887  100.0  2,830  100.0  2,751  100.0  2,583   100.0
                    =====  =====  =====  =====  =====  =====  =====  =====  =====   =====

INVESTMENT ACTIVITIES

         The primary objective of the investment portfolio is to provide for the liquidity needs of the Bank and to contribute to profitability by providing a stable flow of dependable earnings. Securities will generally be classified as held to maturity at the time of purchase, as management has both the positive intent and the ability to hold securities to maturity. While securities may be classified as available for sale at the time of purchase, no securities will be classified as trading investments. At December 31, 1997, all investment securities were classified as held to maturity. It has been the policy of the Bank to invest its excess cash in U.S. government securities and federal agency obligations. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 1997, the Bank's investment portfolio totaled $29.4 million. In addition, the Bank had $3.6 million in interest-bearing balances at the FHLB of Indianapolis.

         The table below shows the carrying values of the components of the investment securities portfolio at the dates indicated. The amounts are in thousands (000's).

                                                    At December 31,
                                              1997       1996       1995
                                           --------   --------   --------

          U.S. government securities       $  6,537   $ 11,549    $ 9,985
          U.S. government agencies           19,648     24,934     24,015
          Mortgage-backed securities          1,531      1,944      2,404
          FHLB stock                          1,646      1,597      1,597
                                           --------   --------   --------
                   Totals                  $ 29,362   $ 40,024   $ 38,001
                                           ========   ========   ========

         The contractual maturities and weighted average yields for the U.S. government securities, agency securities and mortgaged-backed securities at December 31, 1997, are summarized as follows. The amounts are in thousands (000's).


                     Within 1 Year        1-5 Years        5-10 Years     After 10 Years
                     ------------       -------------    -------------    --------------
                     Amount  Yield      Amount  Yield    Amount  Yield    Amount   Yield
U.S. government
 securities          $1,990 5.68%      $ 4,546  6.14%    $  --    --%      $  --     -- %
U.S. government
 agencies             6,501  5.47       11,148  6.25      2,000  7.04         --     --
Mortgaged-backed
 securities              --    --           21  7.18        263  7.46       1,247   8.54
                     ------  ----      -------  ----     ------  ----      ------   ----
  Totals             $8,491  5.52%     $15,715  6.22%    $2,263  7.09%     $1,247   8.54%
                     ======  ====      =======  ====     ======  ====      ======   ====

 SOURCES OF FUNDS

         GENERAL. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Bank of Indianapolis (FHLBI) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer term basis for general business purposes. The Bank uses repurchase agreements and advances from the FHLBI for borrowings. At December 31, 1997, the Bank had $4.5 million in repurchase agreements. Other borrowings totaled $10.1 million, of which $8.0 million represents FHLBI advances.

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


                                  1997                1996                1995
                          ------------------   ------------------   ------------------
                                     Average              Average              Average
                           Amount     rate %    Amount     rate %    Amount     rate %
                          --------    ------   --------   -------   --------   -------
Demand deposits           $ 16,685     0.00    $ 13,122     0.00%   $ 10,859     0.00%
NOW accounts                23,656     2.13      23,034     2.29      20,425     2.28
MMDA accounts               22,235     3.30      22,495     3.27      23,294     3.26
Savings accounts            43,659     3.01      43,521     3.02      42,189     3.01
Certificates of deposit    165,855     5.52     153,433     5.53     143,005     5.51
                          --------    ------   --------   -------   --------   -------
  Total deposits          $272,090     4.30    $255,605     4.33%   $239,772     4.32%
                          ========    ======   ========   =======   ========   =======

         Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 1997 are summarized as follows. The amounts are in thousands (000's).


         3 months or less                     $19,533
         Over 3 months through 6 months        12,949
         Over 6 months through 12 months        5,077
         Over 12 months                         2,107
                                              -------
           Total                              $39,666
                                              =======

         BORROWINGS. Borrowed money is used on a short term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through repurchase agreements, as well as, through a line of credit and advances from the FHLBI. FHLBI advances with maturities ranging from one to five years are used to fund securities and loans of comparable duration, as well as, to reduce the impact that movements in short-term interest rates have on the Bank's overall cost of funds. Securities sold under agreements to repurchase mature within one year. Repurchase agreements are generally secured by FHLMC mortgage-backed securities or U.S. government securities under the Bank's control. The Bank does not obtain funds through brokers.

         The following table sets forth the balances in short-term borrowings on the dates indicated. The amounts are stated in thousands (000's).


                                           At December 31,
                                      -------------------------
                                        1997     1996     1995
                                      -------  -------  -------
Repurchase agreements                 $ 4,541  $ 3,993  $ 2,403
Federal Home Loan Bank advances         8,000    7,000       --
Other    borrowings                     2,087    1,268      735
                                      -------  -------  -------
 Total borrowings                     $14,628  $12,261  $ 3,138
                                      =======  =======  =======

         The following table sets forth certain information regarding repurchase agreements by the Bank at the end of and during the periods indicated. The amounts are stated in thousands (000's).


                                                At December 31,
                                         -----------------------------
                                          1997       1996       1995
                                         ------     ------     -------
Balance                                  $4,541     $3,993     $2,403
Securities underlying the agreements:
 Ending book value                        7,988      5,572      3,364
 Ending market value                      8,014      5,559      3,538
Weighted average rate paid (1)             5.54%      5.19%      5.60%

                                           For year ended December 31,
                                         -----------------------------
                                          1997       1996        1995
                                         ------     ------     -------
Highest month-end balance                $4,975     $5,419     $2,403
Approximate average outstanding balance   4,308      3,599      1,593
Approximate weighted average rate
paid on securities sold under
agreements to repurchase (2)               5.43%      5.27%      5.65%

----------
(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase outstanding for the period.

TRUST POWERS

         The activities of the trust department include the management of self-directed investments, IRA and Keogh plans, investment agency accounts, land trusts, serving as court-appointed executor of estates and as guardian or conservator of estates, and trustee with discretionary investment authority for revocable and irrevocable trusts. At December 31, 1997, the market value of the trust department's assets totaled $129.2 million.

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

         The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread at December 31, 1997.


         Weighted average yield:
         Interest-bearing balances in financial institutions    5.70%
         Securities held-to-maturity                            6.23
         Net loans receivable                                   8.35
         Total interest-earning assets                          8.11
         Weighted average cost:
         Interest bearing deposits                              4.32
         Borrowed funds                                         5.62
         Total interest-bearing liabilities                     4.38
         Interest rate spread:
         Weighted average yield on interest-earning
         assets minus the weighted average cost of
         interest-bearing funds                                 3.73

FINANCIAL RATIOS AND THE ANALYSIS OF CHANGES IN NET INTEREST INCOME

         The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

                                            Year ended December 31,
                                          ----------------------------
                                           1997       1996       1995
                                          ------    -------     ------
Return on average assets                   1.13%      0.75%      1.14%
Return on average equity                  11.87       7.90      11.74
Average equity-to-average
 assets ratio                              9.49       9.51       9.72
Dividend payout ratio                     51.76      72.17      48.92


                                                  At December 31,
                                          ----------------------------
                                           1997       1996       1995
                                          ------    -------     ------
Total stockholders' equity to
 total assets                              9.22%      9.29%      9.68%

         The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000's).


                                      --------------------------------------------------------------------------------------------
                                      Year ended December 31, 1997    Year ended December 31, 1996   Year ended December 31, 1995
                                      -----------------------------  -----------------------------   -----------------------------
                                                   Interest                       Interest                        Interest
                                        Average    Income/  Average    Average    Income/  Average     Average    Income/  Average
                                        Balance    Expense    Rate     Balance    Expense    Rate      Balance    Expense  Rate
                                      -----------------------------  -----------------------------   -----------------------------
Assets:

Interest bearing balances
  in financial institutions           $   2,282    $    139   6.%9   $   3,846    $    266    6.92%  $   4,520    $    278    6.15%
Federal funds sold                          102           5   5.32       1,068          58    5.43       1,131          66    5.84
Securities                               33,454       2,155   6.44      42,513       2,605    6.13      35,139       2,055    5.85
                                     -----------   ---------         ----------   ---------          ----------   ---------
  Total investments                      35,838       2,299   6.42      47,427       2,929    6.18      40,790       2,399    5.88
                                     -----------   ---------         ----------   ---------          ----------   ---------

Loans:*
Real estate mortgage loans              230,420      19,128   8.30     212,161      17,523    8.26     203,709      17,015    8.35
Commercial business loans                18,380       1,780   9.68      16,014       1,522    9.50      14,174       1,412    9.96
Consumer loans                            5,419         462   8.52       4,290         363    8.46       3,469         297    8.56
                                     -----------   ---------         ----------   ---------          ----------   ---------
  Total loans                           254,219      21,370   8.41     232,465      19,408    8.35     221,352      18,724    8.46
                                     -----------   ---------         ----------   ---------          ----------   ---------
  Total interest-earning assets         290,057      23,669   8.16     279,892      22,337    7.98     262,142      21,123    8.06
                                                   ---------                      ---------                       ---------
Allowance for loan losses                (2,959)                        (2,854)                         (2,792)
Cash and due from banks                   6,005                          4,994                           4,576
Premises and equipment                    6,992                          6,153                           4,662
Other assets                              3,220                          3,098                           3,272
                                     -----------                     ----------                      ----------
  Total assets                        $ 303,315                      $ 291,283                       $ 271,860
                                     ===========                     ==========                      ==========

Liabilities:

Demand deposit                        $  14,836           -   0.00%  $  13,122           -    0.00%  $  10,859           -    0.00%
NOW accounts                             23,451         500   2.13      23,034         528    2.29      20,425         465    2.28
Money market demand accounts             23,115         762   3.30      22,495         736    3.27      23,294         759    3.26
Savings accounts                         43,673       1,315   3.01      43,521       1,315    3.02      42,189       1,269    3.01
Certificates of deposit                 158,041       8,730   5.52     153,433       8,487    5.53     143,005       7,874    5.51
                                     -----------   ---------         ----------   ---------          ----------   ---------
  Total interest-bearing deposits       263,116      11,307   4.30     255,605      11,066    4.33     239,772      10,367    4.32
Borrowed funds                            8,082         414   5.13       4,780         221    4.62       2,479         117    4.72
                                     -----------   ---------         ----------   ---------          ----------   ---------
  Total interest-bearing liabilities    271,198      11,721   4.32     260,385      11,287    4.32     242,251      10,484    4.33

Other liabilities                         3,343                          3,191                           3,192
                                     -----------                     ----------                      ----------
  Total liabilities                     274,541                        263,576                         245,443

Stockholders' equity                     28,774                         27,707                          26,417
                                     -----------                     ----------                      ----------
  Total liabilities and
    stockholders' equity              $ 303,315                      $ 291,283                       $ 271,860
                                     ===========   ---------         ==========   ---------          ==========   ---------
  Net interest income                              $ 11,948                       $ 11,050                        $ 10,639
                                                   =========                      =========                       =========
  Net interest spread                                         3.84%                            3.66%                          3.73%
  Net interest margin**                                       3.94%                            3.79%                          3.91%
---------------------------------------------------------------------

*  Non-accruing loans have been included in the average balances.
** Net interest income divided by average total assets.


RATE/VOLUME ANALYSIS


         The table below sets forth certain information regarding changes in interest income and interest expense of the Bancorp for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (1) changes in volume ( change in volume multiplied by old rate) and (2) changes in rate (change in rate multiplied by old volume). Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate. The amounts are stated in thousands (000's).



                                     Year Ended December 31,          Year Ended December 31,        Year Ended December 31,
                                 -----------------------------    -----------------------------    -----------------------------
                                  1997        vs.        1996       1996        vs.       1995       1995       vs.       1994
                                 -----------------------------    -----------------------------    ----------------------------
                                       Increase/(Decrease)             Increase/(Decrease)             Increase/(Decrease)
                                            Due To                           Due To                          Due To
                                 -----------------------------    -----------------------------    ----------------------------
                                  Volume     Rate       Total     Volume      Rate       Total      Volume    Rate      Total
                                 -------    -------    -------    -------    -------    -------    -------   -------    -------

Interest income:
 Loans receivable                $ 1,840    $   122    $ 1,962    $   947    $  (263)   $   684    $   657   $   931    $ 1,588
 Securities                         (578)       128       (450)       448        102        550        154        94        248
 Other interest-earning assets      (146)       (34)      (180)       (48)        28        (20)        95        69        164
                                 -------    -------    -------    -------    -------    -------    -------   -------    -------
 Total interest-earning assets     1,116        216      1,332      1,347       (133)     1,214        906     1,094      2,000
                                 -------    -------    -------    -------    -------    -------    -------   -------    -------

Interest Expense:
 Deposits                            289        (48)       241        651         48        699        500     1,856      2,356
 Borrowings and Federal Home
  Loan Bank Advances                 167         26        193        106         (2)       104         36        12         48
                                 -------    -------    -------    -------    -------    -------    -------   -------    -------
Total interest-bearing
 liabilities                         456        (22)       434        757         46        803        536     1,868      2,404
                                 -------    -------    -------    -------    -------    -------    -------   -------    -------

Net change in net interest
 income/(expense)                $   660    $   238    $   898    $   590    $  (179)   $   411    $   370   $  (774)   $  (404)
                                 =======    =======    =======    =======    =======    =======    =======   =======    =======

BANK SUBSIDIARY  ACTIVITIES

         The Bank has two wholly-owned subsidiaries, which are incorporated under the laws of the State of Indiana. Peoples Service Corporation is inactive. At December 31, 1997, the Bank had an investment balance of $10,000 in Peoples Service Corporation. During 1997, PSA Insurance Corporation was dissolved.

         The Consolidated Financial Statements of the Bancorp include the assets, liabilities, net worth and results of operations of the Bank and its subsidiaries. Significant intercompany transactions have been eliminated in the consolidation.

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

PERSONNEL

         As of December 31, 1997, the Bank had 94 full-time and 21 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under "Executive Officers of the Bancorp"), but has no other employees. The Bancorp's officers also are full-time employees of the Bank, and are compensated by the Bank.

REGULATION AND SUPERVISION

         BANK HOLDING COMPANY REGULATION. As a registered bank holding company for the Bank, the Bancorp is subject to the regulation and supervision of the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the FRB.

         Under the BHCA, without the prior approval of the FRB, the Bancorp may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the Bancorp is generally prohibited by the BHCA from engaging in any nonbanking business unless such business is determined by the FRB to be so closely related to banking as to be a proper incident thereto. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         Under FRB policy, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the FRB that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. This support may be required by the FRB at times when the Bancorp may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

         The Funds Act and recent legislative and regulatory initiatives propose changes to the regulatory structure of the banking industry, including proposals to reduce regulatory burdens and expand bank powers. It is not possible to predict whether, or in what form, the proposed changes will take effect or how they will affect the Bancorp.

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

         TRANSACTIONS WITH AFFILIATES. Under Indiana law, the Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act which restrict financial transactions between banks and affiliated companies, such as the Bancorp. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

         CAPITAL REQUIREMENTS. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines that are applicable to the Bancorp and the Bank. These guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier I capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the allowance for loan losses.

         In addition to the risk-based capital guidelines, the Bancorp and the Bank are subject to a Tier I (leverage) capital ratio which requires a minimum level of Tier I capital to average total consolidated assets of 3% in the case of financial institutions that have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other institutions are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

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

         The following table shows that, at December 31, 1997, the Bancorp's capital exceeded all regulatory capital requirements. At December 31, 1997, the Bancorp's and the Bank's regulatory capital ratios were substantially the same. At December 31, 1997, the Bancorp and the Bank were categorized as well capitalized.
The dollar amounts are in millions.


                                                  Required for    To be well
                                      Actual    adequate capital  capitalized
                                  -------------  -------------   -------------
                                  Amount  Ratio  Amount  Ratio   Amount  Ratio
                                  ------  -----  ------  -----   ------  -----
     Total capital
       risk-weighted assets       $32.2   15.0%   $17.1   8.0%   $21.4  10.0%
     Tier I capital
       to risk-weighted assets    $29.5   13.8%   $ 8.6   4.0%   $12.8   6.0%
     Tier I capital to
        adjusted assets           $29.5    9.2%   $ 9.6   3.0%   $16.0   5.0%

         Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

         DIVIDEND LIMITATIONS. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp's cash flow, including cash flow to pay dividends on the Bancorp's Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends, no more often than quarterly, to the extent of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses). However, DFI approval is required to pay dividends in any year in excess of the Bank's net profits for the current year and retained net profits for the prior two years. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, assets, quality, and overall financial condition.

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

         In May 1995, the FDIC and other Federal banking agencies amended their regulations concerning the CRA. Among other things, the revised regulations implemented a new evaluation system that rates banks based on their performance in meeting community financial needs. In particular, the revised system evaluates the degree to which a bank is performing under tests and standards judged in the context of information about the institution, its community, its competitors and its peers with respect to (i) lending, (ii) service delivery systems and (iii) investments. The regulations also specify that a bank's CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application.

FEDERAL AND STATE TAXATION

         Savings institutions such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         Since 1987, the percentage of specially-computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Under changes in federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995. Accordingly, this method has not been available for the Bank for its tax years ending December 31, 1996 and thereafter.

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for qualifying real property loans to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for non-qualifying equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1995, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank.

         The federal tax legislation enacted in August 1996 also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Bank, the base-year reserves are the balances as of December 31, 1987. Recapture of the excess reserves will occur over a six-year period which will begin for the Bank for its tax year ending December 31, 1998. Commencement of the recapture period was delayed for two years because the Bank met certain residential lending requirements. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

         Also, under the August 1996 legislation, the Bank's base-year federal bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Bank pays a dividend in excess of the greater of its current or accumulated earnings and profits, redeems any of its stock, or is liquidated. The Bank has not established a deferred federal tax liability under SFAS No. 109 for its base-year federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environment tax equal to 0.12% of the excess alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         The tax returns of the Bank or Bancorp have not been examined by the Internal Revenue Service since its year ended June 30, 1985. In the opinion of management, any examinations of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bancorp.

         For additional information regarding federal taxation, see Notes to Consolidated Financial Statements included in the 1997 Annual Report to Stockholders attached hereto as Exhibit 13.

         The Bancorp is subject to Indiana's Financial Institutions Franchise Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income" for purposes of FIT, begins with taxable income tax defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications, the most notable of which is the required addback of interest that is tax-free for federal income tax purposes.

ACCOUNTING FOR INCOME TAXES

         At December 31, 1997, the Bank's consolidated total deferred tax assets were $1,068 thousand and the consolidated total deferred tax liabilities were $274 thousand, resulting in a consolidated net deferred tax asset of $794 thousand. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.

ITEM 2.   PROPERTIES

         The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank's seven banking locations. The Bank owns all of its office properties.

         The table below sets forth additional information with respect to the Bank's offices as of December 31, 1997. Net book value and total investment figures are for land, buildings, furniture and fixtures.


                          Year                    Approximate
                          facility   Net book     square        Total
Office location           opened     value        footage       investment
---------------           ------     -----        -------       ----------
9204 Columbia Avenue
Munster, In  46307         1985    $1,331,494      11,640      $2,587,049
141 W. Lincoln Highway
Schererville, In  46375    1990     1,324,643       9,444       2,048,783
7120 Indianapolis Blvd.
Hammond, In  46324         1978       354,969       2,600         741,943
1300 Sheffield
Dyer, In  46311            1976       207,692       2,100         575,479
7915 Taft
Merrillville, In  46410    1968       178,075       2,750         501,080
8600 Broadway
Merrillville, In 46410     1996     1,789,526       4,400       1,956,746
4901 Indianapolis Blvd.
East Chicago, In  46312    1995     1,184,318       4,300       1,437,164

         During 1995, the Bancorp replaced its existing East Chicago, Indiana, office location with a new facility. During 1996, the Bancorp opened a new full-service branch facility located in Merrillville, Indiana. The facilities represent the Bancorp's commitment to quality service and community development, and provide opportunities to expand market share by attracting additional deposits and loans from surrounding areas. At December 31, 1997, the Bank had investments totaling $450 thousand in land which has been acquired for future branch development. The Bank's primary recordkeeping is accomplished through the use of microcomputer networks linked via data line to M&I Data Services, Inc., located in Brown Deer, Wisconsin. M&I provides real time services for mortgage and installment loans, savings, certificates, NOW accounts and general ledger transactions. In addition to the M&I System, the Bank utilizes a microcomputer network for the trust department operations.

         The net book value of the Bank's investment in property, premises and equipment totaled $6.8 million at December 31, 1997. For further information, see Note 5 of Notes to Consolidated Financial Statements in the Bancorp's December 31, 1997, Annual Report to Shareholders.


ITEM 3.  LEGAL PROCEEDINGS

         The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                        EXECUTIVE OFFICERS OF THE BANCORP
                        ---------------------------------

         Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp's Proxy Statement for the 1997 Annual Meeting of
Shareholders:

         The executive officers of the Bancorp are as follows:


                         AGE AT
                       DECEMBER 31,
                          1997                    POSITION
                       ------------               --------

David A. Bochnowski        52           Chairman and Chief Executive
                                         Officer
Joel Gorelick              50           Vice President and Chief Lending Officer
Edward J. Furticella       50           Vice President, Chief Financial Officer
                                         and Treasurer
Frank J. Bochnowski        59           Senior Vice President and Secretary

         The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

         David A. Bochnowski is chairman and chief executive officer of the Bancorp and the Bank, and has held these positions with the Bank since 1981. He has been a director since 1977 and was the Bank's legal counsel from 1977 to 1981. Mr. Bochnowski is a director of America's Community Bankers (ACB)and chairman of ACB Partners, Inc., the operating subsidiaries of America's Community Banker. He is a director of the Northwest Indiana Forum and a trustee of the Munster Community Hospital. He is a former chairman of the Indiana League of Savings Institutions and a former director of the Federal Home Loan Bank of Indianapolis. Mr. Bochnowski serves on the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds a Juris Doctor degree from Georgetown University and a Masters Degree from Howard University.

         Joel Gorelick is vice president of the Bancorp and vice president and chief lending officer for the Bank. He is responsible for overseeing new business development and all loan functions of the Bank. Mr. Gorelick joined the Bank in November, 1983 as vice president of commercial lending. Mr. Gorelick is involved in many community service organizations and has most recently served as president of the Northwest Indiana Boys & Girls Club and chairman of the board of the Northwest Indiana Regional Development Corporation. Mr. Gorelick has been appointed as a board member for the United States Selected Service System. Mr. Gorelick is also a volunteer for numerous youth related sports activities. He holds a Masters of Business Administration Degree from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

         Edward J. Furticella is vice president, chief financial officer and treasurer of the Bancorp and the Bank. He is responsible for managing the Bank's investment portfolio and daily liquidity, as well as, overseeing the activities of accounting, systems processing and branch operations. Mr. Furticella has been with the Bank since 1981. Mr. Furticella holds a Masters of Education, Masters of Business Administration and a Masters of Science in Accountancy from DePaul University. Mr. Furticella is a Certified Public Accountant (CPA) and a Certified Cash Manager (CCM). He is also a part-time finance instructor at Purdue University Calumet and a member of the Customer Advisory Group for the Federal Reserve Bank of Chicago.

         Frank J. Bochnowski is senior vice president and secretary for the Bancorp and senior vice president, general counsel, trust officer and corporate secretary for the Bank. Mr. Bochnowski assumed his current responsibilities with the Bank as of November, 1984. He has been the Bank's attorney since 1981. Mr. Bochnowski is a member and past president of the Munster, Indiana Rotary Club and a former director and officer of the Lake County, Indiana Chapter of the American Red Cross. He holds a Juris Doctor degree from St. John's University and a Masters of Business Administration from Fairleigh Dickinson University. He is a graduate of the United States Military Academy and served for twenty-one years as an army officer, retiring in 1981 with the rank of lieutenant colonel. He is the first cousin of the Bancorp's President.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information contained under the caption "Business" and "Market Information" in the 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the table captioned "Selected Consolidated Financial Data" in the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements contained in the 1997 Annual Report to Shareholders, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no items reportable under this caption.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the section captioned "Election of Directors" and in the final paragraph under the section captioned "Security Ownership by Certain Beneficial Owners and Management" in the Bancorp's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp's executive officers is included under the unnumbered item captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of a Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the section captioned "Compensation of and Transactions with Officers and Directors" in the Bancorp's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the section captioned "Security Ownership by Certain Beneficial Owners and Management" in the Bancorp's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the section captioned "Compensation of and Transactions with Officers and Directors" in the Bancorp's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, and in the footnote captioned "Related Party Transactions" in the 1997 Annual Report to Shareholders, is incorporated herein by reference. Additional information as required per Schedule I, "Indebtedness of and to related parties - not current", is not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)(1)   FINANCIAL STATEMENTS:
                           ---------------------

         The following financial statements of the Bancorp are incorporated herein by reference to the 1997 Annual Report to Shareholders, filed as Exhibit 13 to this report:

                  (a)      Report of Independent Auditors

                  (b)      Consolidated Balance Sheets, December 31, 1997 and
                           1996

                  (c) Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                  (e) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  (f)      Notes to Consolidated Financial Statements

         All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.

                  (3)      EXHIBITS:
                           ---------
EXHIBIT
NUMBER   DESCRIPTION
------   -----------

2. Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp's Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i. Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp's Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii. By-Laws (incorporated herein by reference to Exhibit 3(i) to the Bancorp's Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.iii. Amendment of By-Laws adopted July 27, 1994(incorporated herein by reference to Exhibit 3.iii to the Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994).

10.1. 1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp's Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2. Employment Agreement, dated March 1, 1988, between Peoples Bank and David A. Bochnowski (incorporated herein by reference to Exhibit 10.2 to the Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994).

10.3. Amendment, dated January 18, 1993, to the Employment Agreement referred to in Exhibit 10.2 above (incorporated herein by reference to Exhibit
         10.3 to the Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994).

10.4. Employee Stock Ownership Plan of Peoples Bank(incorporated herein by reference to Exhibit 10.4 to the Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994).

10.5. Unqualified Deferred Compensation Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp's Annual Report on Form 10-K for the year ended December 31, 1996).

13.      1997 Annual Report to Shareholders.

21.      Subsidiaries of the Bancorp.

27.      Financial Data Schedule.

         (4)      REPORTS ON FORM 8-K:
                  --------------------

         No reports on Form 8-K were filed during the fourth quarter of 1997.

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

                                        NORTHWEST INDIANA BANCORP


                                        By  /s/David A. Bochnowski
                                           -------------------------------
                                           David A. Bochnowski
                                           Chairman of the Board and
                                                 Chief Executive Officer

Date:  March 23, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 18, 1998:


SIGNATURE                              TITLE
---------                              -----


Principal Executive Officer:


/s/David A. Bochnowski              Chairman of the Board and
-------------------------------     Chief Executive Officer
David A. Bochnowski

Principal Financial Officer and
Principal Accounting Officer:


/s/Edward J. Furticella             Vice President, Chief Financial
-------------------------------     Officer and Treasurer
Edward J. Furticella


The Board of Directors:


/s/Leroy F. Cataldi                 Director
-------------------------------
Leroy F. Cataldi


/s/James J. Crandall                Director
-------------------------------
James J. Crandall

/s/Lourdes M. Dennison              Director
-------------------------------
Lourdes M. Dennison


/s/Gloria C. Gray                   Director
-------------------------------
Gloria C. Gray


/s/Stanley E. Mize                  Director
-------------------------------
Stanley E. Mize


/s/Jerome F. Vrabel                 Director
-------------------------------
Jerome F. Vrabel


/s/John J. Wadas, Jr.               Director
-------------------------------
John J. Wadas, Jr.

                                  EXHIBIT INDEX


Exhibit  Description                                                 Page

13.      1997 Annual Report to Shareholders

21.      Subsidiaries of the Bancorp

27.      Financial Data Schedule