Form 10-Q
period 1998-03-31
NORTHWEST INDIANA BANCORP
filed 1998-05-13
CIK 919864

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

         For the quarterly period ended  MARCH 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from ____________to___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,381,529 shares of the registrant's Common Stock, without par value, outstanding at March 31, 1998.

                            NORTHWEST INDIANA BANCORP
                                      INDEX
                                      -----

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I.  Consolidated Financial Statements

         Item 1.  Consolidated Financial Statements of  NorthWest Indiana Bancorp

                  Consolidated Balance Sheets, March 31, 1998 and December 31, 1997                    1

                  Consolidated Statements of Income, Three Months Ended March 31, 1998 and 1997        2

                  Consolidated Statements of  Comprehensive Income, Three Months Ended
                      March 31, 1998 and 1997                                                          2

                  Consolidated Statements of Changes in Stockholders' Equity, Three Months Ended
                     March 31, 1998 and 1997                                                           3

                  Consolidated Statements of Cash Flows, Three Months Ended
                      March 31, 1998 and 1997                                                          4

                  Notes to Consolidated Financial Statements                                          5 - 6


         Item 2   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                             7 - 13


PART II.  Other Information                                                                           14

SIGNATURES                                                                                            15

                            NorthWest Indiana Bancorp
                           Consolidated Balance Sheets
                                   (unaudited)


                                                                                     March 31,      December 31,
(Dollars in thousands)                                                                  1998           1997
                                                                                     ---------      -------
ASSETS

Cash and non-interest bearing balances in financial institutions .................   $   8,176       $7,083
Interest bearing balances in financial institutions ..............................       6,836        3,570
Federal funds sold ...............................................................       3,425          -
                                                                                     ---------      -------

    Total cash and cash equivalents ..............................................      18,437       10,653

Available-for-sale securities ....................................................       4,175        1,646
Held-to-maturity securities (fair value: March 31, 1998 - $27,365;
    December 31, 1997 - $27,852) .................................................     279,210      279,716
Loans receivable .................................................................     272,164      272,213
Less: allowance for loan losses ..................................................      (3,101)      (3,074)
                                                                                     ---------      -------
  Net loans receivable ...........................................................     269,063      269,139
Accrued interest receivable ......................................................       2,168        2,195
Premises and equipment ...........................................................       6,652        6,820
Foreclosed real estate ...........................................................         273          259
Other assets .....................................................................       1,101        1,181
                                                                                     ---------      -------
    Total assets .................................................................   $ 329,079    $ 319,609
                                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing ...........................................................   $  18,249    $  16,685
  Interest bearing ...............................................................     260,433      255,405
                                                                                     ---------      -------
    Total ........................................................................      78,682      272,090
Borrowed funds ...................................................................      16,980       14,628
Accrued expenses and other liabilities ...........................................       3,555       32,409
                                                                                     ---------      -------
    Total liabilities ............................................................     299,217      290,127


Stockholders'Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding...................................
Common stock, no par or stated value; 20,000,000 shares authorized;
  issued and outstanding: March 31, 1998 - 1,381,529 shares;
  December 31, 1997 - 1,381,472 shares ...........................................         345          345
Additional paid in capital .......................................................       2,949        2,948
Retained earnings - substantially restricted .....................................      26,571       26,189
Net unrealized loss on available-for-sale securities .............................          (3)         -

    Total stockholders' equity ...................................................      29,862       29,482
                                                                                     ---------      -------

    Total liabilities and stockholders' equity....................................   $ 329,079    $ 319,609
                                                                                     =========    =========


See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp

                        Consolidated Statements of Income
                                   (unaudited)

                                                              Three Months Ended
      (Dollars in thousands, except per share data)                March 31,
                                                               1998     1997
                                                              ------   ------
      Interest income:
        Loans receivable
        Real estate loans .................................   $5,024   $4,551
        Commercial loans ..................................      526      376
        Consumer loans ....................................      134      108
                                                              ------   ------
           Total loan interest ............................    5,684    5,035
         Securities .......................................      453      602
         Other interest earning assets ....................      127       32
                                                              ------   ------
           Total interest income ..........................    6,264    5,669
                                                              ------   ------

        Interest expense:
         Deposits .........................................    2,881    2,702
         Borrowed funds ...................................      224       88
                                                              ------   ------
           Total interest expense .........................    3,105    2,790
                                                              ------   ------

        Net interest income ...............................    3,159    2,879
        Provision for loan losses .........................       25       49
                                                              ------   ------
        Net interest income after provision for loan losses    3,134    2,830
                                                              ------   ------

        Noninterest income:
         Gain on sale of loans, net .......................        3        7
         Gain on sale of foreclosed real estate ...........        3       17
         Fees and service charges .........................      227      164
         Trust operations .................................       87       94
         Other ............................................     --         58
                                                              ------   ------
           Total noninterest income .......................      320      340
                                                              ------   ------

        Noninterest expense:
         Compensation and benefits ........................      962      865
         Occupancy and equipment ..........................      354      315
         Federal insurance premium ........................       41       41
         Advertising ......................................       50       45
         Data processing ..................................      102       83
         Other ............................................      458      423
                                                              ------   ------
           Total noninterest expense  .....................    1,967    1,772
                                                              ------   ------

        Income before income tax expenses .................    1,487    1,398
        Income tax expenses ...............................      593      559
                                                              ------   ------
        Net income ........................................   $  894   $  839
                                                              ======   ======
        Earnings per common share .........................   $ 0.65   $ 0.61
                                                              ======   ======
        Earnings per common share, assuming dilution ......   $ 0.64   $ 0.60
                                                              ======   ======
        Dividend declared per common share ................   $ 0.37   $ 0.32
                                                              ======   ======

                            NorthWest Indiana Bancorp

                 Consolidated Statements of Comprehensive Income
                                   (unaudited)
                                          Three Months Ended
(Dollars in thousands)                          March 31,
                                            1998     1997
                                           -----    -----

Net Income .............................   $ 894    $ 839
 Other comprehensive income, net of tax:
 Change in unrealized loss on securities      (3)    --
                                           -----    -----
Comprehensive income ...................   $ 891    $ 839
                                           =====    =====

           See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
      Consolidated Statements of Changes in Stockholders'Equity
                                  (unaudited)

                                                                         Three Months Ended
(Dollars in thousands, except per share data)                                   March 31,
                                                                          1998        1997
                                                                      --------    --------

Balance at beginning of period .....................................  $ 29,482    $ 27,815

  Stock option plan shares issued, 57 shares at $11.50 - $21.25 per share and 1,820 shares at $9.31 - $11.50 per share for the three
   months ended March 31, 1998 and 1997 ............................         1          18

  Cash dividends declared, $.37 per share
   and $.32 per share for the three months
   ended March 31, 1998 and 1997 ...................................      (512)       (442)

  Net unrealized gain/(loss)
   on available-for-sale securities ................................        (3)       --

  Net income .......................................................       894         839
                                                                      --------    --------
Balance at end of period ...........................................  $ 29,862    $ 28,230
                                                                      ========    ========


          See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                Three Months Ended
(Dollars in thousands)                                               March 31,
                                                                1998        1997
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................   $    894    $    839
                                                            --------    --------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Origination of loans for sale .......................       (380)       (563)
    Sale of loans originated for sale ...................        383         567
    Depreciation and amortization, net of accretion .....        199         169
    Net gains on sale of loans ..........................         (3)         (7)
    Net gains on sale of fixed assets ...................       --           (41)
    Net gains on sale of foreclosed real estate .........         (3)        (17)
    Provision for loan losses ...........................         25          49
    Net change in unearned interest on loans ............       --            (1)
    Change in deferred loan fees ........................         (2)        (11)
    Change in interest receivable .......................         27         (50)
    Change in other assets ..............................         80         604
    Change in accrued expenses and other liabilities ....        146         594
                                                            --------    --------

       Total adjustments ................................        472       1,293
                                                            --------    --------

       Net cash from operating activities ...............      1,366       2,132
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of securities available-for-sale .............     (2,533)       --
  Proceeds from maturities of securities held-to-maturity      2,500       2,329
  Purchase of securities held-to-maturity ...............     (2,158)       --
  Principal collected on mortgage-backed securities .....        151          67
  Net change in loans receivable ........................        (76)     (1,953)
  Purchase of premises and equipment ....................        (17)       (107)
  Proceeds from sale of foreclosed real estate ..........        118         123
                                                            --------    --------

    Net cash from investing activities ..................     (2,015)        459
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in deposits ....................................      6,592       3,612
  Proceeds from FHLB advances ...........................      2,000        --
  Repayment of FHLB advances ............................       --        (7,000)
  Change in other borrowed funds ........................        352       1,402
  Proceeds from issuance of capital stock ...............          1          18
  Dividends paid ........................................       (512)       (442)
                                                            --------    --------

    Net cash from financing activities ..................      8,433      (2,410)
                                                            --------    --------

    Net change in cash and cash equivalents .............      7,784         181
  Cash and cash equivalents at beginning of period ......     10,653       6,509
                                                            --------    --------

  Cash and cash equivalents at end of period ............   $ 18,437    $  6,690
                                                            ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest ............................................   $  3,126    $  2,780

  Income taxes ..........................................   $    261    $   --
  Transfers from loans to foreclosed real estate ........   $    129    $   --

           See accompanying notes to consolidated financial statements.

                            NORTHWEST INDIANA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Company), its wholly-owned subsidiary, Peoples Bank SB (the
Bank), and the Bank's wholly-owned subsidiaries. The Company has no other business activity other than being a holding company for the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Company as of March 31, 1998 and December 31, 1997, and the statements of income, statements of comprehensive income and changes in stockholders' equity for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. The income reported for the three month period ended March 31, 1998 is not necessarily indicative of the results to be expected for the full year.

Note 2 - CONCENTRATIONS OF CREDIT RISK

        The Bank grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

NOTE 3 - RECLASSIFICATIONS

        Certain amounts reported in the December 31, 1997 consolidated financial statements have been reclassified to conform to the March 31, 1998 presentation.

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

        At March 31, 1998 and December 31, 1997, commitments to make loans totaled $42.8 million and $41.7 million, respectively and standby letters of credit totaled $731 thousand and $501 thousand, respectively. At March 31, 1998, $38.1 million (90%) of the commitments were at variable rates.

        Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitments is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

NOTE 5 - EARNINGS PER SHARE

         The weighted average number of shares used in the calculation of earnings per share is presented below:

                                                             Three Months Ended
                                                                  March 31,
                                                            1998          1997
                                                            ----          ----
Earnings Per Common Share:
    Weighted average common shares outstanding .......   1,381,491      1,380,280
                                                         =========      =========

Earnings Per Common Share, Assuming Dilution:
    Weighted average diluted common shares outstanding   1,396,243      1,391,938
                                                         =========      =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     NorthWest Indiana Bancorp, an Indiana corporation (the Bancorp), is the holding company for Peoples Bank SB (the Bank), an Indiana savings bank. Peoples Bank SB is a wholly owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for Peoples Bank SB.

     At March 31, 1998, the Bancorp had total assets of $329.1 million and total deposits of $278.7 million. Stockholders' equity totaled $29.9 million or 9.1% of total assets, with book value per share at $21.62. The annualized return on average assets (ROA) was 1.10%, while the annualized return on average stockholders' equity (ROE) was 12.00%, for the three months ended March 31, 1998.

FINANCIAL CONDITION

         During the three months ended March 31, 1998, total assets increased by $9.5 million (3.0%), with interest-earning assets increasing by $8.7 million (2.8%). At March 31, 1998, interest-earning assets totaled $313.8 million and represented 95.4% of total assets.

         Loans receivable totaled $272.2 million which represented 86.7% of interest-earning assets, 82.7% of total assets and 97.7% of total deposits. The loan portfolio includes $18.3 million (6.7%) in construction and development loans, $155.5 million (57.1%) in residential mortgage loans, $68.7 million (25.3%) in commercial and multifamily real estate loans, $7.8 million (2.8%) in consumer loans, and $21.9 million (8.1%) in commercial business and other loans. Adjustable rate loans comprised 68% of the total investment in loans at March 31, 1998. During the current quarter loan portfolio balances remained stable reflecting the normal residential and commercial construction cycle.

         The Bank is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bank's efforts to manage interest rate risk. The Bank retains the servicing on all loans sold in the secondary market. During the three months ending March 31, 1998, the Bank sold $380 thousand in fixed rate mortgage loans. Net gains realized from the sales totaled $3 thousand. Mortgage loan servicing income totaled $5 thousand. At March 31, 1998, the Bank had no loans classified as held for sale.

         The primary objective of the investment portfolio is to provide for the liquidity needs of the Bank and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest-bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLBI). Investments are generally for terms ranging from one day to five years. At March

31, 1998, the investment portfolio totaled $31.4 million and was invested as follows: 64.7% in U.S. government agency debt securities, 25.6% in U.S. government debt securities, 4.4% in U.S. government agency mortgage-backed securities, and 5.3% in FHLB common stock. During the three months ended March 31, 1998, investment securities increased by $2.0 million (6.9%). At March 31, 1998, the Bank had $3.3 million in interest-bearing balances at the FHLBI and $3.4 million in federal funds.

         Management believes that the credit risk profile of the earning asset portfolio is relatively low. The table which follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000's).



                                                                         March 31, 1998       December 31, 1997
                                                                          #      Amount         #      Amount
                                                                        ------   ------    ------      ------
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential                                                                 22    $1,006        15   $  715
Commercial                                                                   1        44         1       44
Commercial business loans                                                 --        --           1       56
Consumer loans                                                               2        81         3      151
                                                                        ------    ------    ------   ------
Total                                                                       25    $1,131        20   $  966
                                                                        ======    ======    ======   ======

Accruing loans which are contractually past due 90 days or more:
Real estate loans:
Residential                                                                  7    $  320         3   $  220
Commercial                                                                --        --        --       --
Commercial business loans                                                 --        --        --       --
Consumer loans                                                               2         3         2        6
                                                                        ------    ------    ------   ------
Total                                                                        9    $  323         5   $  226
                                                                        ======    ======    ======   ======

Total of non-accrual and accruing loans 90 days or more
   past due loans                                                           34    $1,454        25   $1,192
                                                                        ======    ======    ======   ======

Foreclosed real estate                                                       5    $  273         5   $  259
                                                                        ======    ======    ======   ======

Ratio of non-performing loans to total assets                                 0.44%               0.37%
Ratio of non-performing loans to total loans                                  0.53%               0.44%
Ratio of foreclosed real estate to total assets                               0.08%               0.08%
Ratio of non-performing assets to total assets                                0.52%               0.45%

         At March 31, 1998, $1.4 million of the Bank's loans were classified as substandard. The total represents 30 loans. There were no loans classified as doubtful or loss. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources.


         Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the three months ended March 31, 1998, additions to the ALL account totaled $25 thousand compared to $49 thousand for the three months ended March 31, 1997. Recoveries net of charge-offs totaled $2 thousand during the three months ended March 31, 1998. The amount provided during the current three months was based on loan activity, changes within the loan portfolio mix, current economic conditions and resulting changes in management's assessment of portfolio risk. At March 31, 1998, the balance in the ALL account totaled $3.1 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

         The table below sets forth the allocation of the ALL and related ratios on the dates indicated. The amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.

                                             March 31, 1998       December  31, 1997
                                            ------------------  --------------------
 Real estate loans:
     Residential                            $  322        57.1% $  322       57.5%
     Commercial and other dwelling             953        25.3     932       23.8
     Construction and development              268         6.7     268        7.9
Consumer loans                                 153         2.8     153        2.1
Commercial business loans and other loans      630         8.1     630        8.7
Unallocated                                    775                            769
                                            ------      ------  ------      ------
Total                                       $3,101       100.0% $3,074      100.0%
                                            ======      ======   =====      ======

Ratio of ALL to loans outstanding                  1.14%              1.13%
Ratio of ALL to non-performing loans              213.3%             257.8%

         At March 31, 1998, no portion of the ALL was allocated to impaired loan balances as the Bank had no loans considered to be impaired loans as of, or for the three months ended March 31, 1998. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been evaluated on a pooled basis.

         Deposits are the major source of funds for lending and other investment purposes. At March 31, 1998, deposits totaled $278.7 million . During the three months ending March 31, 1998, deposit growth totaled $6.6 million (2.4%). Savings accounts increased $2.0 million (4.5%), checking accounts increased $6.1 million (15.2%), money market deposit accounts (MMDA's) increased $1.1 million (4.9%) while certificates of deposit decreased by $2.5 million (1.6%). At March 31, 1998, the deposit base was comprised of 16.4% savings accounts, 8.4% MMDA's, 16.6% checking accounts and 58.6% certificates of deposit. At March 31, 1998, repurchase agreements totaled $6.1 million. Other short-term borrowings totaled $910 thousand. The Bancorp had $10 million in FHLBI advances with a weighted average maturity of 3.5 years.

LIQUIDITY AND CAPITAL RESOURCES

         For the Bancorp, liquidity management refers to the ability to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals, and pay dividends and operating expenses. The Bank's primary goal for liquidity management is to ensure that at all times it can meet the cash demands of its depositors and its loan customers. A secondary purpose of liquidity management is profit management. Because profit and liquidity are often conflicting objectives, management attempts to maximize the Bank's net interest margin by making adequate, but not excessive, liquidity provisions. Finally, because the Bank is subject to legal reserve requirements under Federal Reserve Regulation D, liquidity is managed to ensure that the Bank maintains an adequate level of legal reserves.

         Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in financial institutions, and the purchase and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bank utilizes borrowings, i.e., repurchase agreements and advances from the FHLBI as a source of funds.

         During the three months ended March 31, 1998, cash and cash equivalents increased by $7.8 million compared to $181 thousand for the three months ended March 31, 1997. The primary sources of cash were deposit growth, proceeds from FHLBI advances and cash provided by operating activities. The primary uses of cash were the purchase of securities and the payment of common stock dividends. During the current three months cash provided by operating activities totaled $1.4 million compared to $2.1 million for the three months ended March 31, 1997. Cash outflows from investing activities totaled $2.0 million representing the purchase of securities, as loan portfolio balances remained stable. Cash flows from financing activities totaled $8.4 million which includes deposit growth of $6.6 million and increases in FHLBI advances of $2.0 million.

         At March 31, 1998, outstanding commitments to fund loans totaled $42.8 million. Approximately 90% of the commitments were at variable rates. The Bank has sufficient cash flow and borrowing capacity to fund outstanding commitments and to maintain proper levels of liquidity.

         Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. During the three months ended March 31, 1998, stockholders' equity increased by $380 thousand (1.3%). The increase resulted primarily from earnings of $894 thousand during the period. In addition, $1 thousand represents proceeds from the exercise of 57 stock options. The Bancorp paid $512 thousand in cash dividends during the three month period. The change in net unrealized losses on available-for-sale securities totaled $3 thousand for the period.

         The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the FRB), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially identical. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. In addition, the FRB and FDIC regulations provide for a minimum Tier I leverage ratio (Tier I capital to adjusted total assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other financial institutions are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least one to two percent.

         The following table shows that, at March 31, 1998, the Bancorp's capital exceeded all regulatory capital requirements. At March 31, 1998, the Bancorp's and the Bank's regulatory capital ratios were substantially the same. The dollar amounts are in millions.


                                                             Required for      To be well
                                              Actual       adequate capital   capitalized
                                              ------       ----------------   -----------
                                            Amount Ratio    Amount  Ratio     Amount Ratio
                                            ------ -----    ------- -----     ------ -----

Total capital to risk-weighted assets    $  32.6   15.0%   $  17.3   8.0%   $  21.6   10.0%

Tier I capital to risk-weighted assets   $  29.9   13.8%   $   8.7   4.0%   $  13.0    6.0%

Tier I capital to total assets           $  29.9    9.1%   $   9.9   3.0%   $  16.5    5.0%


RESULTS OF OPERATIONS - COMPARISON OF THE QUARTER ENDED MARCH 31, 1998 TO THE QUARTER ENDED MARCH 31, 1997

         Net income for the three months ended March 31, 1998 was $894 thousand compared to $839 thousand for the quarter ended March 31, 1997, an increase of $55 thousand (6.6%). The earnings represent a ROA of 1.10% for the current quarter compared to 1.14% for the quarter ended March 31, 1997. The ROE was 12.00% for the current quarter compared to 11.87% for the quarter ended March 31, 1997.

         Net interest income for the three months ended March 31, 1998 was $3.2 million, up $280 thousand (6.6%) from $2.7 million for the three months ended March 31, 1997. The increase in net interest income was due to the growth in average interest-earning assets and increasing yields on interest-earning assets. Interest-earning assets averaged $309.6 million for the current quarter, up $27.0 million (9.6%) from $282.6 million for the three months ended March 31, 1997. The weighted average yield on interest-earning assets was 8.09% for the three months ended March 31, 1998 compared to 8.02% for the three months ended
March 31, 1997. The weighted average cost of funds for the quarter ended March 31, 1998, was 4.28% compared to 4.22% for the quarter ended March 31, 1997. The impact of the 8.09% return on interest-earning assets and the 4.28% cost of funds resulted in an interest rate spread of 3.81% for the current quarter compared to 3.80% for the quarter ended March 31, 1997. During the current quarter total interest income increased by $595 thousand (10.5%) while total interest expense increased by $315 thousand (11.3%). The net interest margin was 3.90% for the three months ended March 31, 1998 and 1997.

         During the three months ended March 31, 1998, interest income from loans increased by $649 thousand (12.9%) compared to the three months ended March 31, 1997. The increase was due to an increase in yield and an increase in average daily balances for the loan portfolio. The weighted average yield on loans outstanding was 8.37% for the current quarter compared to 8.31% for the three months ended March 31, 1997. Higher average loan balances have contributed to the increase in interest income as loans averaged $271.7 million for the current quarter, up $29.4 million (12.1%) from $242.3 for the three months ended March 31, 1997. During the three months ended March 31, 1998, interest income on investments and other deposits decreased by $54 thousand (8.5%) compared to the quarter ended March 31, 1997. The decrease was due to lower yields and lower average daily balances. The weighted average yield on securities and other deposits was 6.13% for the current quarter compared to 6.30% for the three months ended March 31, 1997. Securities and other deposits averaged $37.8 million for the current quarter, down $2.5 million (6.2%) from $40.3 million for the three months ended March 31, 1997, as maturing securities were used to provide funding for loan growth. During 1998, the average daily balance for securities should increase as the Bank expects to fund loan growth with a mix of deposits and borrowed funds.

         Interest expense for deposits increased by $179 thousand (6.6%) during the current quarter compared to the three months ended March 31, 1997. The increase was due to an increase in average daily balances. Deposit balances averaged $273.6 million for the current quarter, up $16.4 million (6.4%) from $257.2 for the quarter ended March 31, 1997. The weighted average rate paid on deposits for the three months ended March 31, 1998 was 4.21% compared to 4.20% for the quarter ended March 31, 1997. Interest expense on borrowed funds increased by $136 thousand (154.5%) during the current quarter due to the increased cost of borrowed funds and higher average balances. The weighted average cost of borrowed funds was 5.33% for the current quarter compared to 4.91% for the three months ended March 31, 1997. The increase was due to lengthening the maturities of borrowed funds. Borrowed funds averaged $16.8 million during the quarter ended March 31, 1998, up $9.7 million (136.6%) from $7.1 million for the quarter ended March 31, 1997. Borrowed funds have provided a cost effective supplement to certificates of deposit, as deposit pricing within the Bank's local market area has been very competitive.

         Noninterest income for the quarter ended March 31, 1998 was $320 thousand, down $20 thousand (5.9%) from $340 thousand for the three months ended March 31, 1997. The decrease was due to a $76 thousand reduction in gains from the sale of fixed rate loans, foreclosed real estate and other real estate properties during the three months ended March 31, 1998. During the current quarter, income from fees and service charges increased $63 thousand (38.4%) due to an increase in the number of account relationships and the implementation of additional fee and service charge pricing schedules and procedures.

         Noninterest expense for the quarter ended March 31, 1998 was $2.0 million, up $195 thousand (11.0%) from $1.8 million for the three months ended March 31, 1997. The increase in compensation and benefits was due to the additional staffing and annual salary increases. The increases in occupancy and equipment, and data processing reflect investments in technology and new products and services. Other expense changes were due to standard increases in bank operations. The Bancorp's efficiency ratio, for the current quarter was 56.6% compared to 55.0% for the quarter ended March 31, 1997. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

         Income tax expenses for the three months ended March 31, 1998 totaled $593 thousand compared to $559 thousand for the three months ended March 31, 1997, an increase of $34 thousand (6.1%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp were 40% for the three months ended March 31, 1998 and 1997.

YEAR 2000

         The year 2000 problem stems from computer programs that identify the year with two digits instead of four. The problem with this code is that in the year 2000, `00' may be interpreted as 1900 or not processed at all. The year 2000 problem is not limited to one type of software or hardware. Machines and programs affected include mainframes, personal computers, networks, ATMs, and other items such as elevators, infrastructures, and telephone systems.

         The Bancorp has implemented an action plan to address the century date change issue so that service and business operations will not be interrupted in the year 2000. A project leader, a team of employees and a consulting group have analyzed daily operations, business forms, software, hardware and equipment for year 2000 compliance. Due to the Bancorp's reliance upon external parties for business operations, ongoing communication with third party vendors has been established to monitor their year 2000 efforts. All systems and interfaces will be tested internally to confirm reported compliance. The Bancorp does not expect the cost of year 2000 compliance to have a material effect on its business, financial position or results of operations.

                           PART II - OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS
                  The registrant is not party to any legal proceedings. No significant changes in legal proceedings of the Bank occurred during the quarter.

         Item 2.  CHANGES IN SECURITIES
                  Not Applicable.

         Item 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not Applicable.

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not Applicable.

         Item 5.  OTHER INFORMATION
                   Not Applicable.

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  (a)  EXHIBITS.
                         (27)  Financial Data Schedule
                  (b)  REPORTS ON FORM 8-K.  None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          NORTHWEST INDIANA BANCORP
                          -------------------------



Date:    May 13, 1998     /s/ David A. Bochnowski
                          ------------------------------------

                          David A. Bochnowski
                          Chairman of the Board and Chief Executive Officer


Date:    May 13, 1998     /s/ Edward J. Furticella
                          -------------------------------------

                          Edward J. Furticella
                          Vice President, Chief Financial Officer and Treasurer