Form 10-Q
period 1998-06-30
NORTHWEST INDIANA BANCORP
filed 1998-08-06
CIK 919864

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

         For the quarterly period ended  JUNE 30, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from_____________to____________

         Commission File Number: 0-26128

                            NORTHWEST INDIANA BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Indiana                                           35-1927981
---------------------------------------------                  ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                         Identification Number)

         9204 Columbia Avenue
             Munster, Indiana                                    46321
 --------------------------------------                          -----
(Address of principal executive office)                        (ZIP code)

Registrant's telephone number, including area code:  (219) 836-9690
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,381,545 shares of the registrant's Common Stock, without par value, outstanding at June 30, 1998.

                            NORTHWEST INDIANA BANCORP
                                      INDEX



                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I.  Consolidated Financial Statements
         Item 1.  Consolidated Financial Statements of  NorthWest Indiana Bancorp

                  Consolidated Balance Sheets, June 30, 1998 and December 31, 1997                           1

                  Consolidated Statements of Income, Three Months and Six Months Ended
                      June 30, 1998 and 1997                                                                 2

                  Consolidated Statements of Changes in Stockholders' Equity, Three Months and
                      Six Months Ended  June 30, 1998 and 1997                                               3

                  Consolidated Statements of Cash Flows, Three Months and Six Months Ended
                      June 30, 1998 and 1997                                                                 4

                  Notes to Consolidated Financial Statements                                             5 - 6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                             7 - 15


PART II.  Other Information                                                                                 16

SIGNATURES                                                                                                  17



                                                                           NorthWest Indiana Bancorp
                                                                          Consolidated Balance Sheets
                                                                                  (unaudited)

                                                                                     June 30,              December 31,
(Dollars in thousands)                                                                 1998                    1997
                                                                                -------------------     --------------------

ASSETS

Cash and non-interest bearing balances in financial institutions ...............           $ 9,722                  $ 7,083
Interest bearing balances in financial institutions ............................             1,480                    3,570
                                                                                -------------------     --------------------

    Total cash and cash equivalents ............................................            11,202                   10,653

Available-for-sale securities ..................................................             6,739                    1,646
Held-to-maturity securities (fair value: June 30, 1998 - $26,717;
     December 31, 1997 - $27,852) ..............................................            26,567                   27,716
Loans held for sale  ...........................................................               118                        -
Loans receivable ...............................................................           270,890                  272,213
Less: allowance for loan losses ................................................            (3,114)                  (3,074)
                                                                                -------------------     --------------------
    Net loans receivable .......................................................           267,776                  269,139
Accrued interest receivable ....................................................             2,262                    2,195
Premises and equipment .........................................................             6,589                    6,820
Foreclosed real estate .........................................................               401                      259
Other assets ...................................................................             1,808                    1,181
                                                                                -------------------     --------------------

    Total assets ...............................................................          $323,462                 $319,609
                                                                                ===================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing .........................................................          $ 19,128                 $ 16,685
  Interest bearing .............................................................           256,737                  255,405
                                                                                -------------------     --------------------
    Total ......................................................................           275,865                  272,090
Borrowed funds .................................................................            13,873                   14,628
Accrued expenses and other liabilities .........................................             3,437                    3,409
                                                                                -------------------     --------------------

    Total liabilities ..........................................................           293,175                  290,127

Stockholders' Equity:
Preferred stock, no par or stated value;
  10,000,000 shares authorized, none outstanding ...............................                 -                        -
Common stock, no par or stated value; 20,000,000 shares authorized;
  issued and outstanding: June 30, 1998 - 1,381,545 shares;
  December 31, 1997 - 1,381,472 shares .........................................               345                      345
Additional paid in capital .....................................................             2,949                    2,948
Retained earnings - substantially restricted ...................................            26,992                   26,189
Net unrealized gains on available-for-sale securities ..........................                 1                        -
                                                                                -------------------     --------------------

    Total stockholders' equity .................................................            30,287                   29,482
                                                                                -------------------     --------------------

    Total liabilities and stockholders' equity .................................          $323,462                 $319,609
                                                                                ===================     ====================


See accompanying notes to consolidated financial statements.


                                                      NorthWest Indiana Bancorp
                                                  Consolidated Statements of Income
                                                             (unaudited)

                                                                    Three Months Ended               Six Months Ended
(Dollars in thousands, except per share data)                           June 30,                          June 30,
                                                                  1998            1997             1998               1997
                                                             ------------      ----------     ------------      --------------
Interest income:
  Loans receivable
    Real estate loans ......................................  $    4,984       $   4,705       $    10,008       $      9,257
    Commercial loans .......................................         512             420             1,038                797
    Consumer loans .........................................         174             116               308                222
                                                             ------------     -----------     -------------     --------------
      Total loan interest ..................................       5,670           5,241            11,354             10,276
  Securities ...............................................         503             584               956              1,186
  Other interest earning assets ............................         149              28               276                 60
                                                             ------------     -----------     -------------     --------------
      Total interest income ................................       6,322           5,853            12,586             11,522
                                                             ------------     -----------     -------------     --------------

Interest expense:
  Deposits .................................................       2,898           2,806             5,779              5,509
  Borrowed funds ...........................................         220              91               444                178
                                                             ------------     -----------     -------------     --------------
      Total interest expense ...............................       3,118           2,897             6,223              5,687
                                                             ------------     -----------     -------------     --------------

Net interest income ........................................       3,204           2,956             6,363              5,835
Provision for loan losses ..................................          15              32                40                 81
                                                             ------------     -----------     -------------     --------------
Net interest income after provision for loan losses ........       3,189           2,924             6,323              5,754
                                                             ------------     -----------     -------------     --------------

Noninterest income:
  Gain on sale of loans, net ...............................          51               7                54                 13
  Gain on sale of foreclosed real estate ...................           7               -                10                 17
  Fees and service charges .................................         219             148               446                312
  Trust operations .........................................          76              60               163                155
  Other ....................................................           3               1                 3                 59
                                                             ------------     -----------     -------------     --------------
      Total noninterest income .............................         356             216               676                556
                                                             ------------     -----------     -------------     --------------

Noninterest expense:
  Compensation and benefits ................................       1,008             897             2,030              1,815
  Occupancy and equipment ..................................         369             327               723                642
  Federal insurance premium ................................          42              41                83                 82
  Advertising ..............................................          40              39                90                 84
  Data processing ..........................................         106              88               208                170
  Other ....................................................         437             354               835                725
                                                             ------------     -----------     -------------     --------------
      Total noninterest expense ............................       2,002           1,746             3,969              3,518
                                                             ------------     -----------     -------------     --------------

Income before income tax expenses ..........................       1,543           1,394             3,030              2,792
Income tax expenses ........................................         612             550             1,205              1,109
                                                             ------------     -----------     -------------     --------------
Net income .................................................  $      931       $     844       $     1,825       $      1,683
                                                             ============     ===========     =============     ==============

Earnings per common share ..................................  $     0.67       $    0.61       $      1.32       $       1.22
                                                             ============     ===========     =============     ==============
Earnings per common share, assuming dilution .............    $     0.67       $    0.61       $      1.31       $       1.21
                                                             ============     ===========     =============     ==============
Dividend declared per common share .........................  $     0.37       $    0.32       $      0.74       $       0.64
                                                             ============     ===========     =============     ==============


                                                      NorthWest Indiana Bancorp
                                                  Statement of Comprehensive Income
                                                             (unaudited)

                                                                 Three Months Ended                  Six Months Ended
(Dollars in thousands)                                                June 30,                           June 30,
                                                                 1998             1997            1998              1997
                                                             ------------     -----------     -------------     --------------

Net Income ................................................. $       931      $      844      $      1,825      $       1,683
Other comprehensive income, net of tax:
  Unrealized gains on securities ...........................           3               -                 1                  -
                                                             ------------     -----------     -------------     --------------
Comprehensive income ....................................... $       934      $      844      $      1,826      $       1,683
                                                             ============     ===========     =============     ==============


See accompanying notes to consolidated financial statements.


                                                      NorthWest Indiana Bancorp
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                             (unaudited)

                                                                           Three Months Ended          Six Months Ended
(Dollars in thousands, except per share data)                                  June 30,                     June 30,
                                                                        1998           1997           1998             1997
                                                                    ------------   ------------  -------------    -------------

Balance at beginning of period .....................................   $ 29,862        $28,230        $29,482         $27,815

    Stock option plan shares issued, 73 shares at $11.50 - $21.25 per share and
      1,844 shares at $9.31 - $21.25 per share for the six months
      ended June 30, 1998 and 1997 .................................          -              -              1              18

    Cash dividends declared, $.74 per share
      and $.64 per share for the six months
      ended June 30, 1998 and 1997 .................................       (511)          (442)        (1,022)           (884)

    Net unrealized gains
      on available-for-sale securities .............................          5              -              1               -

    Net income .....................................................        931            844          1,825           1,683
                                                                    ------------   ------------  -------------    ------------

Balance at end of period ...........................................   $ 30,287        $28,632        $30,287         $28,632
                                                                    ============   ============  =============    ============


See accompanying notes to consolidated financial statements.


                                                      NorthWest Indiana Bancorp
                                                Consolidated Statements of Cash Flows
                                                             (unaudited)

                                                                               Six Months Ended
(Dollars in thousands)                                                            June 30,
                                                                              1998                1997
                                                                       --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................         $ 1,825        $1,683
                                                                       --------------  ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
       Origination of loans for sale ...............................          (1,388)         (917)
       Sale of loans originated for sale ...........................           1,282           927
       Depreciation and amortization, net of accretion .............             416           285
       Net gains on sale of loans ..................................             (54)          (13)
       Net gains on sale of fixed assets ...........................               -           (41)
       Net gains on sale of foreclosed real estate .................             (10)          (17)
       Provision for loan losses ...................................              40            81
       Net change in unearned interest on loans ....................               -            (2)
       Change in deferred loan fees ................................             (29)          (23)
       Change in interest receivable ...............................             (67)          (11)
       Change in other assets ......................................            (627)          574
       Change in accrued expenses and other liabilities ............              28          (135)
                                                                       --------------  ------------

            Total adjustments ......................................            (409)          708
                                                                       --------------  ------------

            Net cash from operating activities .....................           1,416         2,391
                                                                       --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of securities available-for-sale .......................          (5,097)          (49)
   Proceeds from maturities of securities held-to-maturity .........           4,500         5,329
   Purchase of securities held-to-maturity .........................          (3,670)            -
   Principal collected on mortgage-backed securities ...............             294           185
   Net change in loans receivable ..................................           1,013        (9,176)
   Purchase of premises and equipment ..............................            (155)         (110)
   Proceeds from sale of foreclosed real estate.....................             249           123
                                                                       --------------  ------------

      Net cash from investing activities ...........................          (2,866)       (3,698)
                                                                       --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in deposits ..............................................           3,775         4,173
   Proceeds from FHLB advances .....................................           2,000         7,000
   Repayment of FHLB advances ......................................               -        (7,000)
   Change in other borrowed funds ..................................          (2,755)         (407)
   Proceeds from issuance of capital stock .........................               1            18
   Dividends paid ..................................................          (1,022)         (884)
                                                                       --------------  ------------

      Net cash from financing activities ...........................           1,999         2,900
                                                                       --------------  ------------

      Net change in cash and cash equivalents ......................             549         1,593
   Cash and cash equivalents at beginning of period ................          10,653         6,509
                                                                       --------------  ------------

   Cash and cash equivalents at end of period ......................         $11,202        $8,102
                                                                       ==============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
      Interest .....................................................         $ 6,303        $5,665
      Income taxes .................................................         $ 1,470         $ 970
   Transfers from loans to foreclosed real estate ..................           $ 381         $ 238

See accompanying notes to consolidated financial statements.

                            NORTHWEST INDIANA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Company), its wholly-owned subsidiary, Peoples Bank SB (the
Bank), and the Bank's wholly-owned subsidiaries. The Company has no other business activity other than being a holding company for the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Company as of June 30, 1998 and December 31, 1997, and the statements of income and changes in stockholders' equity for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. The income reported for the six month period ended June 30, 1998 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         The Bank grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

NOTE 3 - RECLASSIFICATIONS

         Certain amounts reported in the December 31, 1997 consolidated financial statements have been reclassified to conform to the June 30, 1998 presentation.

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

         At June 30, 1998 and December 31, 1997, commitments to make loans totaled $46.2 million and $41.7 million, respectively and standby letters of credit totaled $911 thousand and $501 thousand, respectively. At June 30, 1998, $42.4 million (92%) of the commitments were at variable rates.

         Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

NOTE 5 - EARNINGS PER SHARE

         The weighted average number of shares used in the calculation of earnings per share is presented below:

                                                              Three Months Ended                Six Months Ended
                                                                    June 30,                        June 30,
                                                               1998         1997               1998           1997
                                                               ----         ----               ----           ----
Earnings Per Common Share:
Weighted average common shares outstanding ............     1,381,531    1,381,421          1,825,484      1,380,851
                                                            =========    =========          =========      =========


Earnings Per Common Share, Assuming Dilution:
Weighted average diluted common shares outstanding  ...     1,396,199    1,391,938          1,396,116      1,391,451
                                                            =========    =========          =========      =========


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

     At June 30, 1998, the Bancorp had total assets of $323.5 million and total deposits of $275.9 million. Stockholders' equity totaled $30.3 million or 9.4% of total assets, with book value per share at $21.92. The annualized return on average assets (ROA) was 1.12%, while the annualized return on average stockholders' equity (ROE) was 12.16%, for the six months ended June 30, 1998.

FINANCIAL CONDITION

         During the six months ended June 30, 1998, total assets increased by $3.9 million (1.2%), with interest-earning assets increasing by $649 thousand (0.2%). At June 30, 1998, interest-earning assets totaled $305.8 million and represented 94.5% of total assets.

         Loans receivable and loans held for sale totaled $271.0 million which represented 88.6% of interest-earning assets, 83.8% of total assets and 98.2% of total deposits. The loan portfolio includes $17.7 million (6.5%) in construction and development loans, $155.0 million (57.2%) in residential mortgage loans, $67.8 million (25.0%) in commercial and multifamily real estate loans, $8.7 million (3.2%) in consumer loans, and $21.8 million (8.1%) in commercial business and other loans. Adjustable rate loans comprised 66% of the total investment in loans at June 30, 1998.

         The Bank is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bank's efforts to manage interest rate risk. The Bank retains the servicing on all loans sold in the secondary market. During the six months ending June 30, 1998, the Bank sold $1.3 million in fixed rate mortgage loans. Net gains realized from the sales totaled $54 thousand. Mortgage loan servicing income totaled $8 thousand. At June 30, 1998, the Bank had one loan for $118 thousand classified as held for sale.

         The primary objective of the investment portfolio is to provide for the liquidity needs of the Bank and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest-bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank
(FHLB). Investments are generally for terms ranging from one day to five years. At June 30, 1998, the investment portfolio totaled $33.3 million and was invested as follows: 67.0% in U.S. government agency debt securities, 24.2% in U.S. government debt securities, 3.7% in U.S. government agency mortgage-backed securities, and 5.1% in FHLB common stock. During the six months ended June 30, 1998, investment securities increased by $3.9 million (13.4%). At June 30, 1998, the Bank had $1.5 million in interest-bearing balances at the FHLB.

         Management believes that the credit risk profile of the earning asset portfolio is relatively low. The table which follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000's).


                                                                                       June 30, 1998       December 31, 1997
                                                                                        #      Amount         #      Amount
                                                                                       ---     ------        ---     ------
         Loans accounted for on a non-accrual basis:
         Real estate loans:
          Residential                                                                   21     $  732         15    $  715
          Commercial                                                                     1         43          1        44
          Commercial business loans                                                     --         --          1        56
          Consumer loans                                                                --         --          3       151
                                                                                    ------     ------     ------    ------

          Total                                                                         22     $  775         20    $  966
                                                                                    ======     ======     ======    ======

          Accruing loans which are contractually past due 90 days or more:
          Real estate loans:
          Residential                                                                    1     $   21          3    $  220
          Commercial                                                                    --         --         --        --
          Commercial business loans                                                      1        140         --        --
          Consumer loans                                                                 3         29          2         6
                                                                                    ------     ------     ------    ------
          Total                                                                          5     $  190          5    $  226
                                                                                    ======     ======     ======    ======

          Total of non-accrual and accruing loans 90 days or more
             past due loans                                                             27     $  965         25    $1,192
                                                                                    ======     ======     ======    ======

          Foreclosed real estate                                                         6     $  401          5    $  259
                                                                                    ======     ======     ======    ======

          Ratio of non-performing loans to total assets                                   0.30%                  0.37%
          Ratio of non-performing loans to total loans                                    0.36%                  0.44%
          Ratio of foreclosed real estate to total assets                                 0.12%                  0.08%
          Ratio of non-performing assets to total assets                                  0.42%                  0.45%

         At June 30, 1998, $1.2 million of the Bank's loans were classified as substandard. The total represents 23 loans. One loan totaling $3 thousand was classified as doubtful. No loans were classified as loss. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources.

         Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the six months ended June 30, 1998, additions to the ALL account totaled $40 thousand compared to $81 thousand for the six months ended June 30, 1997. Recoveries and charge-offs each totaled $6 thousand during the six months ended June 30, 1998. The amount provided during the current six months was based on loan activity, changes within the loan portfolio mix, current economic conditions and resulting changes in management's assessment of portfolio risk. At June 30, 1998, the balance in the ALL account totaled $3.1 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

         The table below sets forth the allocation of the ALL and related ratios on the dates indicated. The amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.

                                                                      June 30, 1998       December  31,  1997
                                                                      -------------       -------------------
          Real estate loans:
               Residential                                          $  322     57.2%     $  322         57.5%
               Commercial and other dwelling                           953     25.0         932         23.8
               Construction and development                            268      6.5         268          7.9
          Consumer loans                                               162      3.2         153          2.1
          Commercial business loans and other loans                    630      8.1         630          8.7
          Unallocated                                                  779                               769
                                                                    ------   ------      ------       ------
          Total                                                     $3,114    100.0%     $3,074        100.0%
                                                                    ======   ======      ======       ======

          Ratio of ALL to loans outstanding                               1.15%                  1.13%
          Ratio of ALL to non-performing loans                           228.0%                 257.8%

         At June 30, 1998, no portion of the ALL was allocated to impaired loan balances as the Bank had no loans considered to be impaired loans as of, or for the six months ended June 30, 1998. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been evaluated on a pooled basis.

         Deposits are the major source of funds for lending and other investment purposes. At June 30, 1998, deposits totaled $275.9 million . During the six months ending June 30, 1998, deposit growth totaled $3.8 million (1.4%). Savings accounts increased $2.6 million (6.0%), checking accounts increased $3.1 million (7.7%), money market deposit accounts (MMDA's) increased $6.9 million (30.9%) while certificates of deposit decreased by $8.8 million (5.3%). The decrease in certificates of deposit was due to maturing public funds which were replaced by FHLB advances with longer maturities and lower rates. At June 30, 1998, the deposit base was comprised of 16.8% savings accounts, 10.6% MMDA's, 15.7% checking accounts and 56.9% certificates of deposit. At June 30, 1998, repurchase agreements totaled $2.6 million. Other short-term borrowings totaled $1.3 million. The Bancorp had $10 million in FHLB advances with a weighted average maturity of 3.2 years.

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

         Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in financial institutions, and the purchase and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bank utilizes borrowings, i.e., repurchase agreements and advances from the FHLB as a source of funds.

         During the six months ended June 30, 1998, cash and cash equivalents increased by $549 thousand compared to $1.6 million for the six months ended June 30, 1997. The primary sources of cash were deposit growth, proceeds from FHLB advances, proceeds from maturities of securities and cash provided by operating activities. The primary uses of cash were the purchase of securities, reductions in other borrowed funds and the payment of common stock dividends. During the current six months cash provided by operating activities totaled $1.4 million. Cash outflows from investing activities totaled $2.9 million representing the purchase of securities, as loan portfolio balances decreased during the period. Cash flows from financing activities totaled $2.0 million which includes deposit growth of $3.8 million and increases in FHLB advances of $2.0 million.

         At June 30, 1998, outstanding commitments to fund loans totaled $46.2 million. Approximately 92% of the commitments were at variable rates. The Bank has sufficient cash flow and borrowing capacity to fund outstanding commitments and to maintain proper levels of liquidity.

         Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. During the six months ended June 30, 1998, stockholders' equity increased by $805 thousand (2.7%). The increase resulted primarily from earnings of $1.8 million during the period. In addition, $1 thousand represents proceeds from the exercise of 73 stock options. The Bancorp paid $1.0 million in cash dividends during the six month period. The change in net unrealized gains on available-for-sale securities totaled $1 thousand for the period.

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

         The following table shows that, at June 30, 1998, the Bancorp's capital exceeded all regulatory capital requirements. At June 30, 1998, the Bancorp's and the Bank's regulatory capital ratios were substantially the same. The dollar amounts are in millions.


                                                                       Required for      To be well
                                                         Actual      adequate capital   capitalized
                                                         ------      ----------------   -----------
                                                     Amount Ratio      Amount  Ratio    Amount Ratio
                                                     ------ -----      ------  -----    ------------

         Total capital to risk-weighted assets       $33.0   15.3%      $17.2   8.0%    $21.5  10.0%

         Tier I capital to risk-weighted assets      $30.3   14.1%      $ 8.6   4.0%    $12.9   6.0%

         Tier I capital to total assets              $30.3    9.4%      $ 9.7   3.0%    $16.2   5.0%


RESULTS OF OPERATIONS - COMPARISON OF THE QUARTER ENDED JUNE 30, 1998 TO THE QUARTER ENDED JUNE 30, 1997

         Net income for the three months ended June 30, 1998 was $931 thousand compared to $844 thousand for the quarter ended June 30, 1997, an increase of $87 thousand (10.3%). The earnings represent a ROA of 1.14% for the current quarter compared to 1.12% for the quarter ended June 30, 1997. The ROE was 12.34% for the current quarter compared to 11.94% for the quarter ended June 30, 1997.

         Net interest income for the three months ended June 30, 1998 was $3.2 million, up $248 thousand (8.4%) from $3.0 million for the three months ended June 30, 1997. The increase in net interest income was due to the growth in average interest-earning assets and a lower cost of funds. Interest-earning assets averaged $313.3 million for the current quarter, up $26.1 million (9.1%) from $287.2 million for the three months ended June 30, 1997. The weighted average yield on interest-earning assets was 8.07% for the three months ended June 30, 1998 compared to 8.15% for the three months ended June 30, 1997. The weighted average cost of funds for the quarter ended June 30, 1998, was 4.24% compared to 4.31% for the quarter ended June 30, 1997. The impact of the 8.15% return on interest-earning assets and the 4.24% cost of funds resulted in an interest rate spread of 3.83% for the current quarter compared to 3.84% for the quarter ended June 30, 1997. During the current quarter total interest income increased by $469 thousand (8.0%) while total interest expense increased by $221 thousand (7.6%). The net interest margin was 3.91% for the three months ended June 30, 1998 compared to 3.94% for the quarter ended June 30, 1997.

         During the three months ended June 30, 1998, interest income from loans increased by $429 thousand (8.2%) compared to the three months ended June 30, 1997. The increase was due to an increase in average daily balances for the loan portfolio. The weighted average yield on loans outstanding was 8.36% for the current quarter compared to 8.40% for the three months ended June 30, 1997. Higher average loan balances have contributed to the increase in interest income as loans averaged $271.3 million for the current quarter, up $21.6 million (8.7%) from $249.7 for the three months ended June 30, 1997. During the three months ended June 30, 1998, interest income on investments and other deposits increased by $40 thousand (6.5%) compared to the quarter ended June 30, 1997. The increase was due to higher average daily balances. The weighted average yield on securities and other deposits was 6.22% for the current quarter compared to 6.54% for the three months ended June 30, 1997. Securities and other deposits averaged $42.0 million for the current quarter, up $4.6 million (12.3%) from $37.4 million for the three months ended June 30, 1997. During 1998, the average daily balance for securities should continue to increase as the Bank expects to fund loan growth with a mix of deposits and borrowed funds.

         Interest expense for deposits increased by $92 thousand (3.3%) during the current quarter compared to the three months ended June 30, 1997. The increase was due to an increase in average daily balances. The weighted average rate paid on deposits for the three months ended June 30, 1998 was 4.18% compared to 4.30% for the quarter ended June 30, 1997. Deposit balances averaged $277.5 million for the current quarter, up $16.2 million (6.2%) from $261.3 for the quarter ended June 30, 1997. Interest expense on borrowed funds increased by $129 thousand (141.8%) during the current quarter due to the increased cost of borrowed funds and higher average balances. The weighted average cost of borrowed funds was 5.32% for the current quarter compared to 5.11% for the three months ended June 30, 1997. The increase was due to lengthening the maturities of borrowed funds. Borrowed funds averaged $16.6 million during the quarter ended June 30, 1998, up $9.5 million (133.8%) from $7.1 million for the quarter ended June 30, 1997. Borrowed funds have provided a cost effective supplement to certificates of deposit, as deposit pricing within the Bank's local market area has been very competitive.

         Noninterest income for the quarter ended June 30, 1998 was $356 thousand, up $140 thousand (64.8%) from $216 thousand for the three months ended June 30, 1997. During the current quarter, income from fees and service charges increased $71 thousand (48.0%) while income from Trust operations increased $16 thousand (26.7%). The increases in fees and service charges and Trust income were due to an increase in the number of account relationships and the implementation of additional fee and service charge pricing schedules and procedures. During the current quarter, net gains on the sale of loans totaled $51 thousand compared to $7 thousand during the three months ended June 30, 1997.

         Noninterest expense for the quarter ended June 30, 1998 was $2.0 million, up $256 thousand (14.7%) from $1.7 million for the three months ended June 30, 1997. The increase in compensation and benefits was due to additional staffing, annual salary increases and the increased cost of employee benefits. The increases in occupancy and equipment, and data processing reflect investments in technology and new products and services. Other expense changes were due to standard increases in bank operations. The Bancorp's efficiency ratio, for the current quarter was 56.2% compared to 55.0% for the quarter ended June 30, 1997. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

         Income tax expenses for the three months ended June 30, 1998 totaled $612 thousand compared to $550 thousand for the three months ended June 30, 1997, an increase of $62 thousand (11.3%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp were 40% for the three months ended June 30, 1998 and 1997.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

         Net income for the six months ended June 30, 1998 was $1.8 million compared to $1.7 million for the six months ended June 30, 1997, an increase of $142 thousand (8.4%). The earnings represent a ROA of 1.12% for the current six months compared to 1.13% for the six months ended June 30, 1997. The ROE was 12.16% for the current six months compared to 11.83% for the six months ended June 30, 1997.

         Net interest income for the six months ended June 30, 1998 was $6.4 million, up $528 thousand (9.0%) from $5.8 million for the six months ended June 30, 1997. The increase in net interest income was due to the growth in average interest-earning assets. Interest-earning assets averaged $311.4 million for the current six months, up $26.5 million (9.3%) from $284.9 million for the six months ended June 30, 1997. The weighted average yield on interest-earning assets was 8.08% for the six months ended June 30, 1998 compared to 8.09% for the six months ended June 30, 1997. The weighted average cost of funds for the six months ended June 30, 1998, was 4.26% compared to 4.27% for the six months ended June 30, 1997. The impact of the 8.08% return on interest-earning assets and the 4.26% cost of funds resulted in an interest rate spread of 3.82% for both the current six months and the six months ended June 30, 1997. During the current six months total interest income increased by $1.1 million (9.2%) while total interest expense increased by $536 thousand (9.4%). The net interest margin was 3.90% for the six months ended June 30, 1998 compared to 3.92% for the six months ended June 30, 1997.

         During the six months ended June 30, 1998, interest income from loans increased by $1.1 million (10.5%) compared to the six months ended June 30, 1997. The increase was due to an increase in average daily balances for the loan portfolio. The weighted average yield on loans outstanding was 8.36% for the current six months compared to 8.35% for the six months ended June 30, 1997. Higher average loan balances have contributed to the increase in interest income as loans averaged $271.5 million for the current six months, up $25.5 million (10.4%) from $246.0 for the six months ended June 30, 1997. During the six months ended June 30, 1998, interest income on investments and other deposits decreased by $14 thousand (1.1%) compared to the six months ended June 30, 1997. The decrease was due to lower yields. The weighted average yield on securities and other deposits was 6.17% for the current six months compared to 6.42% for the six months ended June 30, 1997. Securities and other deposits averaged $39.9 million for the current six months, up $1.1 million (2.8%) from $38.8 million for the six months ended June 30, 1997.

         Interest expense for deposits increased by $270 thousand (4.9%) during the current six months compared to the six months ended June 30, 1997. The increase was due to an increase in average daily balances. The weighted average rate paid on deposits for the six months ended June 30, 1998 was 4.19% compared to 4.27% for the six months ended June 30, 1997. Deposit balances averaged $275.5 million for the current six months, up $16.2 million (6.2%) from $259.3 for the six months ended June 30, 1997. Interest expense on borrowed funds increased by $266 thousand (149.4%) during the current six months due to the increased cost of borrowed funds and higher average balances. The weighted average cost of borrowed funds was 5.33% for the current six months compared to 5.01% for the six months ended June 30, 1997. The increase was due to lengthening the maturities of borrowed funds. Borrowed funds averaged $16.7 million during the six months ended June 30, 1998, up $9.6 million (135.2%) from $7.1 million for the six months ended June 30, 1997. Borrowed funds have provided a cost effective supplement to certificates of deposit, as deposit pricing within the Bank's local market area has been very competitive.

         Noninterest income for the six months ended June 30, 1998 was $676 thousand, up $120 thousand (21.6%) from $556 thousand for the six months ended June 30, 1997. During the current six months, income from fees and service charges increased $134 thousand (42.9%) while income from Trust operations increased $8 thousand (5.2%). The increases in fees and service charges and Trust income were due to an increase in the number of account relationships and the implementation of additional fee and service charge pricing schedules and procedures. During the current six months, net gains on the sale of loans totaled $54 thousand compared to $13 thousand during the six months ended June 30, 1997.

         Noninterest expense for the six months ended June 30, 1998 was $4.0 million, up $451 thousand (12.8%) from $3.5 million for the six months ended June 30, 1997. The increase in compensation and benefits was due to additional staffing, annual salary increases and the increased cost of employee benefits. The increases in occupancy and equipment, and data processing reflect investments in technology and new products and services. Other expense changes were due to standard increases in bank operations. The Bancorp's efficiency ratio, for the current six months was 56.4% compared to 55.0% for the six months ended June 30, 1997.

         Income tax expenses for the six months ended June 30, 1998 totaled $1.2 million compared to $1.1 million for the six months ended June 30, 1997, an increase of $96 thousand (8.7%). The increase was due to an increase in pretax earnings during the current six months. The combined effective federal and state tax rates for the Bancorp were 40% for the six months ended June 30, 1998 and 1997.

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

Item 2.  Changes in Securities
         ---------------------
         Not Applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         NorthWest Indiana Bancorp held its annual meeting of shareholders on April 22, 1998. At this meeting the security holders:

         1. Elected the following directors for the registrant, whose term of office continued after the meeting:


                                                         Number of Votes
                                                        For        Withheld
                                                     ---------     --------

                    Leroy F. Cataldi                 1,045,652      8,075
                    Stanley E. Mize                  1,044,872      8,855
                    John J. Wadas, Jr.               1,045,652      8,075

              Other directors whose term of office as a director continued after the meeting include:

                    David A. Bochnowski    James J. Crandall    Jerome F. Vrabel
                    Lourdes M. Dennison    Gloria C. Gray

         2. Ratified the appointment of Crowe, Chizek and Company LLP as the auditors for the registrant for the year ending December 31, 1998.

                    Number of Votes:      For         Against       Abstain
                                       ---------      -------       -------
                                       1,047,889         0           5,838

Item 5.  Other Information
         -----------------
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits.
              --------
              (27)  Financial Data Schedule
         (b)  Reports on Form 8-K.  None.
              -------------------