Form 10-Q/A
period 1998-06-30
NORTHWEST INDIANA BANCORP
filed 1998-08-11
CIK 919864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                 FORM 10-Q/A

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



                           NORTHWEST INDIANA BANCORP




Date:  August 4, 1998       /s/ David A. Bochnowski
                           -------------------------------------------------
                           David A. Bochnowski
                           Chairman of the Board and Chief Executive Officer


Date:  August 4, 1998      /s/ Edward J. Furticella
                           -------------------------------------------------

                           Edward J. Furticella
                           Vice President, Chief Financial Officer and Treasurer