Form 10-Q
period 1998-09-30
NORTHWEST INDIANA BANCORP
filed 1998-11-12
CIK 919864

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

     For the quarterly period ended SEPTEMBER 30, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from________to________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,381,561 shares of the registrant's Common Stock, without par value, outstanding at September 30, 1998.

                            NORTHWEST INDIANA BANCORP
                                      INDEX
                                      -----

                                                                                                          Page
                                                                                                           Number
                                                                                                           ------
PART I.  Consolidated Financial Statements

         Item 1.  Consolidated Financial Statements of NorthWest Indiana Bancorp

                  Consolidated Balance Sheets, September 30, 1998 and December 31, 1997                      1

                  Consolidated Statements of Income, Three Months and Nine Months Ended
                      September 30, 1998 and 1997                                                            2

                  Consolidated Statements of Changes in Stockholders' Equity, Three Months and
                      Nine Months Ended September 30, 1998 and 1997                                          3

                  Consolidated Statements of Cash Flows, Three Months and Nine Months Ended
                      September 30, 1998 and 1997                                                            4

                  Notes to Consolidated Financial Statements                                             5 - 6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                             7 - 14


PART II.  Other Information                                                                                 15

SIGNATURES                                                                                                  16

                            NorthWest Indiana Bancorp
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                         September 30, December 31,
(Dollars in thousands)                                                        1998         1997
                                                                         ------------ ------------
ASSETS
Cash and non-interest bearing balances in financial institutions .....   $      7,623 $      7,083
Interest bearing balances in financial institutions ..................          8,603        3,570
Federal funds sold ...................................................          2,310         --
                                                                         ------------ ------------

    Total cash and cash equivalents ..................................         18,536       10,653

Available-for-sale securities ........................................          6,856        1,646
Held-to-maturity securities (fair value: September 30, 1998 - $26,341;
     December 31, 1997 - $27,852) ....................................         25,971       27,716
Loans held for sale ..................................................            167         --
Loans receivable .....................................................        272,175      272,213
Less: allowance for loan losses ......................................         (3,087)      (3,074)
                                                                         ------------ ------------
    Net loans receivable .............................................        269,088      269,139
Accrued interest receivable ..........................................          2,252        2,195
Premises and equipment ...............................................          6,694        6,820
Foreclosed real estate ...............................................            183          259
Other assets .........................................................          1,586        1,181
                                                                         ------------ ------------

    Total assets .....................................................   $    331,333 $    319,609
                                                                         ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing ...............................................   $     20,197 $     16,685
  Interest bearing ...................................................        259,854      255,405
                                                                         ------------ ------------
    Total ............................................................        280,051      272,090
Borrowed funds .......................................................         16,840       14,628
Accrued expenses and other liabilities ...............................          3,649        3,409
                                                                         ------------ ------------

    Total liabilities ................................................        300,540      290,127

Stockholders' Equity:
Preferred stock, no par or stated value;
  10,000,000 shares authorized, none outstanding .....................           --           --
Common stock, no par or stated value; 20,000,000 shares authorized;
  issued and outstanding: September 30, 1998 - 1,381,561 shares;
  December 31, 1997 - 1,381,472 shares ...............................            345          345
Additional paid in capital ...........................................          2,950        2,948
Retained earnings - substantially restricted .........................         27,425       26,189
Net unrealized gains on available-for-sale securities ................             73         --
                                                                         ------------ ------------

    Total stockholders' equity .......................................         30,793       29,482
                                                                         ------------ ------------

    Total liabilities and stockholders' equity .......................   $    331,333 $    319,609
                                                                         ============ ============


See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
                        Consolidated Statements of Income
                                   (unaudited)

                                                                  Three Months Ended           Nine Months Ended
(Dollars in thousands, except per share data)                         September 30,               September 30,
                                                                    1998        1997           1998          1997
                                                                 ----------   ----------   ----------   ----------
Interest income:
  Loans receivable
    Real estate loans ........................................   $    4,933   $    4,846   $   14,941   $   14,102
    Commercial loans .........................................          529          487        1,567        1,284
    Consumer loans ...........................................          199          118          507          341
                                                                 ----------   ----------   ----------   ----------
      Total loan interest ....................................        5,661        5,451       17,015       15,727
  Securities .................................................          522          499        1,478        1,685
  Other interest earning assets ..............................          157           28          433           89
                                                                 ----------   ----------   ----------   ----------
      Total interest income ..................................        6,340        5,978       18,926       17,501
                                                                 ----------   ----------   ----------   ----------

Interest expense:
  Deposits ...................................................        2,868        2,855        8,647        8,364
  Borrowed funds .............................................          230          108          674          287
                                                                 ----------   ----------   ----------   ----------
      Total interest expense .................................        3,098        2,963        9,321        8,651
                                                                 ----------   ----------   ----------   ----------

Net interest income ..........................................        3,242        3,015        9,605        8,850
Provision for loan losses ....................................           25           55           65          136
                                                                 ----------   ----------   ----------   ----------
Net interest income after provision for loan losses ..........        3,217        2,960        9,540        8,714
                                                                 ----------   ----------   ----------   ----------

Noninterest income:
  Gain on sale of loans, net .................................           26            1           80           15
  Gain on sale of foreclosed real estate .....................            5           11           15           28
  Fees and service charges ...................................          197          170          643          482
  Trust operations ...........................................           72           62          235          217
  Other ......................................................         --              2            3           60
                                                                 ----------   ----------   ----------   ----------
      Total noninterest income ...............................          300          246          976          802
                                                                 ----------   ----------   ----------   ----------
Noninterest expense:
  Compensation and benefits ..................................        1,049          914        3,079        2,729
  Occupancy and equipment ....................................          366          355        1,089          996
  Federal insurance premium ..................................           41           40          124          122
  Advertising ................................................           22           30          112          114
  Data processing ............................................          107           90          315          260
  Other ......................................................          361          378        1,196        1,103
                                                                 ----------   ----------   ----------   ----------
      Total noninterest expense ..............................        1,946        1,807        5,915        5,324
                                                                 ----------   ----------   ----------   ----------

Income before income tax expenses ............................        1,571        1,399        4,601        4,192
Income tax expenses ..........................................          626          559        1,831        1,669
                                                                 ----------   ----------   ----------   ----------
Net income ...................................................   $      945   $      840   $    2,770   $    2,523
                                                                 ==========   ==========   ==========   ==========

Earnings per common share ....................................   $     0.69   $     0.61   $     2.01   $     1.83
                                                                 ==========   ==========   ==========   ==========
Earnings per common share, assuming dilution .................   $     0.67   $     0.60   $     1.98   $     1.81
                                                                 ==========   ==========   ==========   ==========
Dividend declared per common share ...........................   $     0.37   $     0.32   $     1.11   $     0.96
                                                                 ==========   ==========   ==========   ==========

                            NorthWest Indiana Bancorp
                        Statement of Comprehensive Income
                                   (unaudited)

                                                                   Three Months Ended         Nine Months Ended
(Dollars in thousands)                                               September 30,              September 30,
                                                                    1998        1997         1998         1997
                                                                 ----------   ----------   ----------   ----------
Net Income ...................................................   $      945   $      840   $    2,770   $    2,523
Other comprehensive income, net of tax:
  Unrealized gains on securities .............................           73         --             73         --
                                                                 ----------   ----------   ----------   ----------
Comprehensive income .........................................   $    1,018   $      840   $    2,843   $    2,523
                                                                 ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                                           Three Months Ended           Nine Months Ended
(Dollars in thousands, except per share data)                 September 30,               September 30,
                                                           1998           1997         1998           1997
                                                        ----------    ----------    ----------    ----------
Balance at beginning of period ......................   $   30,287    $   28,632    $   29,482    $   27,815

    Stock option plan shares issued, 90 shares
      at $11.50 - $21.25 per share and 1,861 shares
      at $9.31 - $21.25 per share for the nine months
      ended September 30, 1998 and 1997 .............         --            --               2            18

    Cash dividends declared, $1.11 per share
      and $.96 per share for the nine months
      ended September 30, 1998 and 1997 .............         (511)         (442)       (1,534)       (1,326)

    Net unrealized gains
      on available-for-sale securities ..............           72          --              73          --

    Net income ......................................          945           840         2,770         2,523
                                                        ----------    ----------    ----------    ----------

Balance at end of period ............................   $   30,793    $   29,030    $   30,793    $   29,030
                                                        ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                  Nine Months Ended
(Dollars in thousands)                                              September 30,
                                                                 1998          1997
                                                             ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................   $    2,770    $    2,523
                                                             ----------    ----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Origination of loans for sale .....................       (2,004)       (1,264)
       Sale of loans originated for sale .................        1,856         1,037
       Depreciation and amortization, net of accretion ...          644           459
       Net gains on sale of loans ........................          (79)          (15)
       Net gains on sale of fixed assets .................         --             (41)
       Net gains on sale of foreclosed real estate .......          (15)          (28)
       Provision for loan losses .........................           65           136
       Net change in unearned interest on loans ..........           (1)           (4)
       Change in deferred loan fees ......................          (24)          (15)
       Change in interest receivable .....................          (57)            8
       Change in other assets ............................         (454)          535
       Change in accrued expenses and other liabilities ..          240           137
                                                             ----------    ----------

            Total adjustments ............................          171           945
                                                             ----------    ----------

            Net cash from operating activities ...........        2,941         3,468
                                                             ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of securities available-for-sale .............       (5,097)          (49)
   Proceeds from maturities of securities held-to-maturity        8,000         9,249
   Purchase of securities held-to-maturity ...............       (6,667)         --
   Principal collected on mortgage-backed securities .....          375           331
   Loan participation's purchased ........................         (500)          (88)
   Net change in loans receivable ........................          180       (18,037)
   Purchase of premises and equipment ....................         (472)         (284)
   Sale of premises and equipment ........................         --             100
   Proceeds from sale of foreclosed real estate ..........          482           278
                                                             ----------    ----------

      Net cash from investing activities .................       (3,699)       (8,500)
                                                             ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in deposits ....................................        7,961        10,324
   Proceeds from FHLB advances ...........................        4,000         3,279
   Repayment of FHLB advances ............................         --          (7,000)
   Change in other borrowed funds ........................       (1,788)          148
   Proceeds from issuance of capital stock ...............            2            18
   Dividends paid ........................................       (1,534)       (1,326)
                                                             ----------    ----------

      Net cash from financing activities .................        8,641         5,443
                                                             ----------    ----------

      Net change in cash and cash equivalents ............        7,883           411
   Cash and cash equivalents at beginning of period ......       10,653         6,509
                                                             ----------    ----------

   Cash and cash equivalents at end of period ............   $   18,536    $    6,920
                                                             ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest ...........................................   $    9,360    $    8,598
      Income taxes .......................................   $    2,053    $    1,470
   Transfers from loans to foreclosed real estate ........   $      391    $      346

See accompanying notes to consolidated financial statements.

                            NORTHWEST INDIANA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Company), its wholly-owned subsidiary, Peoples Bank SB (the
Bank), and the Bank's wholly-owned subsidiaries. The Company has no other business activity other than being a holding company for the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Company as of September 30, 1998 and December 31, 1997, and the statements of income and changes in stockholders' equity for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. The income reported for the nine month period ended September 30, 1998 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         The Bank grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

NOTE 3 - RECLASSIFICATIONS

         Certain amounts reported in the December 31, 1997 consolidated financial statements have been reclassified to conform to the September 30, 1998 presentation.

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

         At September 30, 1998 and December 31, 1997, commitments to make loans totaled $42.8 million and $41.7 million, respectively and standby letters of credit totaled $1,288 thousand and $501 thousand, respectively. At September 30, 1998, $36.7 million (86%) of the commitments were at variable rates.

         Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

NOTE 5 - EARNINGS PER SHARE

         The weighted average number of shares used in the calculation of earnings per share is presented below:

                                                                 Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                                 1998         1997                1998        1997
                                                                 ----         ----                ----        ----
Earnings Per Common Share:
Weighted average common shares outstanding ................    1,381,545    1,381,439          1,381,522   1,381,049
                                                               =========    =========          =========   =========

Earnings Per Common Share, Assuming Dilution:
Weighted average diluted common shares outstanding  .......    1,396,280    1,396,115          1,396,153   1,393,082
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

     At September 30, 1998, the Bancorp had total assets of $331.3 million and total deposits of $280.1 million. Stockholders' equity totaled $30.8 million or 9.3% of total assets, with book value per share at $22.29. The annualized return on average assets (ROA) was 1.13%, while the annualized return on average stockholders' equity (ROE) was 12.21%, for the nine months ended September 30, 1998.

FINANCIAL CONDITION

     During the nine months ended September 30, 1998, total assets increased by $11.7 million (3.7%), with interest-earning assets increasing by $10.9 million (3.6%). At September 30, 1998, interest-earning assets totaled $316.1 million and represented 95.4% of total assets.

     Loans receivable and loans held for sale totaled $272.3 million which represented 86.2% of interest-earning assets, 82.2% of total assets and 97.2% of total deposits. The loan portfolio includes $19.4 million (7.1%) in construction and development loans, $154.1 million (56.7%) in residential mortgage loans, $65.4 million (24.0%) in commercial and multifamily real estate loans, $10.1 million (3.7%) in consumer loans, and $23.3 million (8.5%) in commercial business and other loans. Adjustable rate loans comprised 65% of the total investment in loans at September 30, 1998.

     The Bank is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bank's efforts to manage interest rate risk. The Bank retains the servicing on all loans sold in the secondary market. During the nine months ending September 30, 1998, the Bank sold $1.8 million in fixed rate mortgage loans. Net gains realized from the sales totaled $80 thousand. Mortgage loan servicing income totaled $12 thousand. At September 30, 1998, the Bank had two loans for $167 thousand classified as held for sale.

     The primary objective of the investment portfolio is to provide for the liquidity needs of the Bank and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank
(FHLB). Investments are generally for terms ranging from one day to five years. At September 30, 1998, the investment portfolio totaled $32.8 million and was invested as follows: 69.5% in U.S. government agency debt securities, 21.7% in U.S. government debt securities, 3.6% in U.S. government agency mortgage-backed securities, and 5.2% in FHLB common stock. During the nine months ended September 30, 1998, investment securities increased by $3.5 million (11.8%). At September 30, 1998, the Bank had $8.6 million in interest-bearing balances at the FHLB and $2.3 million in federal funds.

     Management believes that the credit risk profile of the earning asset portfolio is relatively low. The table which follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000's).

                                                                    September 30, 1998      December 31, 1997
                                                                         #      Amount         #      Amount
                                                                       ---   --------        ---   -------
         Loans accounted for on a non-accrual basis:
         Real estate loans:
         Residential                                                    16   $    645         15   $   715
         Commercial                                                      1         41          1        44
         Commercial business loans                                       -         --          1        56
         Consumer loans                                                  4         27          3       151
                                                                       ---   --------        ---   -------
         Total                                                          21   $    713         20   $   966
                                                                       ===   ========        ===   =======

         Accruing loans which are contractually past due 90 days or more:
         Real estate loans:
         Residential                                                     7   $    239          3   $   220
         Commercial                                                      1         65          -        --
         Commercial business loans                                       0         --          -        --
         Consumer loans                                                  0         --          2         6
                                                                       ---   --------        ---   -------
         Total                                                           8   $    304          5   $   226
                                                                       ===   ========        ===   =======

         Total of non-accrual and accruing loans 90 days or more
            past due loans                                              29   $  1,017         25   $ 1,192
                                                                       ===   ========        ===   =======

         Foreclosed real estate                                          3        183          5   $   259
                                                                       ===   ========        ===   =======

         Ratio of non-performing loans to total assets                     0.31%                 0.37%
         Ratio of non-performing loans to total loans                      0.37%                 0.44%
         Ratio of foreclosed real estate to total assets                   0.06%                 0.08%
         Ratio of non-performing assets to total assets                    0.36%                 0.45%

     At September 30, 1998, $1.1 million of the Bank's loans were classified as substandard. The total represents 22 loans. No loans were classified as doubtful or loss. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources.

     Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the nine months ended September 30, 1998, additions to the ALL account totaled $65 thousand compared to $136 thousand for the nine months ended September 30, 1997. Charge-offs net of recoveries totaled $52 thousand during the nine months ended September 30, 1998. The amount provided during the current nine months was based on loan activity, changes within the loan portfolio mix, current economic conditions and resulting changes in management's assessment of portfolio risk. At

September 30, 1998, the balance in the ALL account totaled $3.1 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

     The table below sets forth the allocation of the ALL and related ratios on the dates indicated. The amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.

                                                      September 30, 1998     December 31, 1997
                                                      ------------------     -----------------
          Real estate loans:
              Residential                              $   302    56.7%      $   322    57.5%
              Commercial and other dwelling                953    24.0           932    23.8
              Construction and development                 268     7.1           268     7.9
         Consumer loans                                    162     3.7           153     2.1
         Commercial business loans and other loans         630     8.5           630     8.7
         Unallocated                                       772                   769
                                                       -------   -----        ------   -----
         Total                                         $ 3,087   100.0%       $3,074   100.0%
                                                       =======   =====        ======   =====

         Ratio of ALL to loans outstanding                  1.13%                 1.13%
         Ratio of ALL to non-performing loans              303.5%                257.8%

     At September 30, 1998, no portion of the ALL was allocated to impaired loan balances as the Bank had no loans considered to be impaired loans as of, or for the nine months ended September 30, 1998. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been evaluated on a pooled basis.

     Deposits are the major source of funds for lending and other investment purposes. At September 30, 1998, deposits totaled $280.1 million. During the nine months ending September 30, 1998, deposit growth totaled $8.0 million (2.9%). Savings accounts increased $3.8 million (8.6%), checking accounts increased $9.2 million (22.9%), money market deposit accounts (MMDA's) increased $5.7 million (25.4%) while certificates of deposit decreased by $10.7 million (6.5%). The decrease in certificates of deposit was due to maturing public funds, which were replaced by FHLB advances with longer maturities and lower rates. At September 30, 1998, the deposit base was comprised of 16.9% savings accounts, 10.0% MMDA's, 17.7% checking accounts and 55.5% certificates of deposit. At September 30, 1998, repurchase agreements totaled $4.1 million. Other short-term borrowings totaled $757 thousand. The Bancorp had $12 million in FHLB advances with a weighted-average maturity of 4.1 years.

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

     During the nine months ended September 30, 1998, cash and cash equivalents increased by $7.9 million compared to $411 thousand for the nine months ended September 30, 1997. The primary sources of cash were deposit growth, proceeds from FHLB advances, proceeds from maturities of securities and cash provided by operating activities. The primary uses of cash were the purchase of securities, reductions in other borrowed funds and the payment of common stock dividends. During the current nine months cash provided by operating activities totaled $2.9 million. Cash outflows from investing activities totaled $3.7 million representing the purchase of securities, as loan portfolio balances remained stable during the period. Cash flows from financing activities totaled $8.6 million, which includes deposit growth of $8.0 million and increases in FHLB advances of $4.0 million.

     At September 30, 1998, outstanding commitments to fund loans totaled $42.8 million. Approximately 86% of the commitments were at variable rates. The Bank has sufficient cash flow and borrowing capacity to fund outstanding commitments and to maintain proper levels of liquidity.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 1998, stockholders' equity increased by $1.3 million (4.4%). The increase resulted primarily from earnings of $2.8 million during the period. In addition, $2 thousand represents proceeds from the exercise of 90 stock options. The Bancorp paid $1.5 million in cash dividends during the nine-month period. The change in net unrealized gains on available-for-sale securities totaled $73 thousand for the period.

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

     The following table shows that, at September 30, 1998, the Bancorp's capital exceeded all regulatory capital requirements. At September 30, 1998, the Bancorp's and the Bank's regulatory capital ratios were substantially the same. The dollar amounts are in millions.

                                                                           Required for       To be well
                                                         Actual          adequate capital     capitalized
                                                         ------          ----------------     -----------
                                                      Amount Ratio         Amount Ratio      Amount Ratio
                                                      ------------         ------------      ------------
         Total capital to risk-weighted assets       $33.4    15.4%       $17.4    8.0%      $21.8  10.0%

         Tier I capital to risk-weighted assets      $30.7    14.1%       $ 8.7    4.0%      $13.1   6.0%

         Tier I capital to total assets              $30.7     9.3%       $ 9.9    3.0%      $16.6   5.0%


RESULTS OF OPERATIONS - COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1998 TO THE QUARTER ENDED SEPTEMBER 30, 1997

     Net income for the three months ended September 30, 1998 was $945 thousand compared to $840 thousand for the quarter ended September 30, 1997, an increase of $105 thousand (12.5%). The earnings represent a ROA of 1.15% for the current quarter compared to 1.11% for the quarter ended September 30, 1997. The ROE was 12.33% for the current quarter compared to 11.61% for the quarter ended September 30, 1997.

     Net interest income for the three months ended September 30, 1998 was $3.2 million, up $227 thousand (7.5%) from $3.0 million for the three months ended September 30, 1997. The increase in net interest income was due to the growth in average interest-earning assets and a lower cost of funds. Interest-earning assets averaged $313.9 million for the current quarter, up $23.4 million (8.1%) from $290.5 million for the three months ended September 30, 1997. The weighted-average yield on interest-earning assets was 8.08% for the three months ended September 30, 1998 compared to 8.23% for the three months ended September 30, 1997. The weighted-average cost of funds for the quarter ended September 30, 1998, was 4.21% compared to 4.37% for the quarter ended September 30, 1997. The impact of the 8.08% return on interest-earning assets and the 4.21% cost of funds resulted in an interest rate spread of 3.87% for the current quarter compared to 3.86% for the quarter ended September 30, 1997. During the current quarter total interest income increased by $362 thousand (6.1%) while total interest expense increased by $135 thousand (4.6%). The net interest margin was 3.95% for the three months ended September 30, 1998 compared to 3.97% for the quarter ended September 30, 1997.

     During the three months ended September 30, 1998, interest income from loans increased by $210 thousand (3.9%) compared to the three months ended September 30, 1997. The increase was due to an increase in average daily balances for the loan portfolio. The weighted-average yield on loans outstanding was 8.38% for the current quarter compared to 8.47% for the three months ended September 30, 1997. Higher average loan balances have contributed to the increase in interest income as loans averaged $270.3 million for the current quarter, up $13.0 million (5.1%) from $257.3 for the three months ended September 30, 1997. During the three months ended September 30, 1998, interest income on investments and other deposits increased by $152 thousand (28.8%) compared to the quarter ended September 30, 1997. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 6.22% for the current quarter compared to 6.35% for the three months ended September 30, 1997. Securities and other deposits averaged $43.7 million for the current quarter, up $10.5 million (31.6%) from $33.2 million for the three months ended September 30, 1997.

     Interest expense for deposits increased by $13 thousand (0.5%) during the current quarter compared to the three months ended September 30, 1997. The increase was due to an increase in average daily balances. The weighted-average rate paid on deposits for the three months ended September 30, 1998 was 4.13% compared to 4.30% for the quarter ended September 30, 1997. Deposit balances averaged $277.7 million for the current quarter, up $14.6 million (5.5%) from $263.1 for the quarter ended September 30, 1997. Interest expense on borrowed funds increased by $122 thousand (113.0%) during the current quarter due to the increased cost of borrowed funds and higher average balances. The weighted-average cost of borrowed funds was 5.55% for the current quarter compared to 5.11% for the three months ended September 30, 1997. The increase was due to lengthening the maturities of borrowed funds. Borrowed funds averaged $16.5 million during the quarter ended September 30, 1998, up $8.2 million (98.8%) from $8.3 million for the quarter ended September 30, 1997. Borrowed funds have provided a cost-effective supplement to certificates of deposit, as deposit pricing within the Bank's local market area has been very competitive.

     Noninterest income for the quarter ended September 30, 1998 was $300 thousand, up $54 thousand (22.0%) from $246 thousand for the three months ended September 30, 1997. During the current quarter, income from fees and service charges increased $27 thousand (15.9%) while income from Trust operations increased $10 thousand (16.1%). The increases in fees and service charges and Trust income were due to an increase in the number of account relationships and the implementation of additional fee and service charge pricing schedules and procedures. During the current quarter, net gains on the sale of loans totaled $26 thousand compared to $1 thousand during the three months ended September 30, 1997.

     Noninterest expense for the quarter ended September 30, 1998 was $1.9 million, up $139 thousand (7.7%) from $1.8 million for the three months ended September 30, 1997. The increase in compensation and benefits was due to additional staffing, annual salary increases and the increased cost of employee benefits. The increases in occupancy and equipment, and data processing reflect investments in technology and new products and services. The Bancorp's efficiency ratio was 55.0% for the quarters ended September 30, 1998 and 1997. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended September 30, 1998 totaled $626 thousand compared to $559 thousand for the three months ended September 30, 1997, an increase of $67 thousand (12.0%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp were 40% for the three months ended September 30, 1998 and 1997.

RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net income for the nine months ended September 30, 1998 was $2.8 million compared to $2.5 million for the nine months ended September 30, 1997, an increase of $247 thousand (9.8%). The earnings represent a ROA of 1.13% for the current nine months compared to 1.12% for the nine months ended September 30, 1997. The ROE was 12.21% for the current nine months compared to 11.77% for the nine months ended September 30, 1997.

     Net interest income for the nine months ended September 30, 1998 was $9.6 million, up $755 thousand (8.5%) from $8.9 million for the nine months ended September 30, 1997. The increase in net interest income was due to the growth in average interest-earning assets and a decrease in the cost of funds. Interest-earning assets averaged $312.3 million for the current nine months, up $25.5 million (8.9%) from $286.8 million for the nine months ended September 30, 1997. The weighted-average yield on interest-earning assets was 8.08% for the nine months ended September 30, 1998 compared to 8.14% for the nine months ended September 30, 1997. The weighted-average cost of funds for the nine months ended September 30, 1998, was 4.24% compared to 4.30% for the nine months ended September 30, 1997. The impact of the 8.08% return on interest-earning assets and the 4.24% cost of funds resulted in an interest rate spread of 3.84% for both the current nine months and the nine months ended September 30, 1997. During the current nine months total interest income increased by $1.4 million (8.1%) while total interest expense increased by $670 thousand (7.7%). The net interest margin was 3.92% for the nine months ended September 30, 1998 compared to 3.94% for the nine months ended September 30, 1997.

     During the nine months ended September 30, 1998, interest income from loans increased by $1.3 million (8.2%) compared to the nine months ended September 30, 1997. The increase was due to an increase in average daily balances for the loan portfolio. The weighted-average yield on loans outstanding was 8.37% for the current nine months compared to 8.39% for the nine months ended September 30, 1997. Higher average loan balances have contributed to the increase in interest income as loans averaged $271.1 million for the current nine months, up $21.3 million (8.5%) from $249.8 for the nine months ended September 30, 1997. During the nine months ended September 30, 1998, interest income on investments and other deposits increased by $137 thousand (7.7%) compared to the nine months ended September 30, 1997. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 6.19% for the current nine months compared to 6.40% for the nine months ended September 30, 1997. Securities and other deposits averaged $41.2 million for the current nine months, up $4.2 million (11.4%) from $37.0 million for the nine months ended September 30, 1997.

     Interest expense for deposits increased by $283 thousand (3.4%) during the current nine months compared to the nine months ended September 30, 1997. The increase was due to an increase in average daily balances. The weighted-average rate paid on deposits for the nine months ended September 30, 1998 was 4.17% compared to 4.28% for the nine months ended September 30, 1997. Deposit balances averaged $276.3 million for the current nine months, up $15.8 million (6.1%) from $260.5 for the nine months ended September 30, 1997. Interest expense on borrowed funds increased by $387 thousand (134.8%) during the current nine months due to the increased cost of borrowed funds and higher average balances. The weighted-average cost of borrowed funds was 5.40% for the current nine months compared to 5.07% for the nine months ended September 30, 1997. The increase was due to lengthening the maturities of borrowed funds. Borrowed funds averaged $16.6 million during the nine months ended September 30, 1998, up $7.9 million (90.8%) from $8.7 million for the nine months ended September 30, 1997. Borrowed funds have provided a cost-effective supplement to certificates of deposit, as deposit pricing within the Bank's local market area has been very competitive.

     Noninterest income for the nine months ended September 30, 1998 was $976 thousand, up $174 thousand (21.7%) from $802 thousand for the nine months ended September 30, 1997. During the current nine months, income from fees and service charges increased $161 thousand (33.4%) while income from Trust operations increased $18 thousand (8.3%). The increases in fees and service charges and Trust income were due to an increase in the number of account relationships and the implementation of additional fee and service charge pricing schedules and procedures. During the current nine months, net gains on the sale of loans totaled $80 thousand compared to $15 thousand during the nine months ended September 30, 1997.

     Noninterest expense for the nine months ended September 30, 1998 was $5.9 million, up $591thousand (11.1%) from $5.3 million for the nine months ended September 30, 1997. The increase in compensation and benefits was due to additional staffing, annual salary increases and the increased cost of employee benefits. The increases in occupancy and equipment, and data processing reflect investments in technology and new products and services. Other expense changes were due to standard increases in bank operations. The Bancorp's efficiency ratio, for the current nine months was 55.9% compared to 55.2% for the nine months ended September 30, 1997.

     Income tax expenses for the nine months ended September 30, 1998 totaled $1.8 million compared to $1.7 million for the nine months ended September 30, 1997, an increase of $162 thousand (9.7%). The increase was due to an increase in pretax earnings during the current nine months. The combined effective federal and state tax rates for the Bancorp were 40% for the nine months ended September 30, 1998 and 1997.

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

     The Bancorp has implemented an action plan to address the century date change issue so that service and business operations will not be interrupted in the year 2000. A project leader and a team of employees have analyzed daily operations, business forms, software, hardware and equipment for year 2000 compliance. Due to the Bancorp's reliance upon external parties for business operations, ongoing communication with third party vendors has been established to monitor their year 2000 efforts. Management has assessed the impact of the year 2000 problem and is currently renovating and testing systems and interfaces to achieve year 2000 compliance. The Bancorp does not expect the cost of year 2000 compliance to have a material effect on its business, financial position or results of operations.

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

         Item 2.  Changes in Securities
                  ---------------------
                  Not applicable.

         Item 3.  Defaults Upon Senior Securities
                  -------------------------------
                  Not applicable.

         Item 4.  Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not applicable.

         Item 5.  Other Information
                  -----------------
                   Not applicable.

         Item 6.  Exhibits and Reports on Form 8-K
                  (a)  Exhibits.
                       ---------
                         (27)  Financial Data Schedule
                  (b)  Reports on Form 8-K.  None.
                       -------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           NORTHWEST INDIANA BANCORP


Date:  November 5, 1998                                       /s/ David A. Bochnowski
                                                              -----------------------

                                                              David A. Bochnowski
                                                              Chairman of the Board and Chief Executive Officer



Date:  November 5, 1998                                       /s/ Edward J. Furticella
                                                              ------------------------

                                                              Edward J. Furticella
                                                              Vice President, Chief Financial Officer and Treasurer