Form 10-K
period 1998-12-31
NORTHWEST INDIANA BANCORP
filed 1999-03-19
CIK 919864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended DECEMBER 31, 1998
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the average bid and ask prices for the registrant's Common Stock at February 28, 1999, at that date, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are
"affiliates") was $41,109,054.

There were 2,763,156 shares of the registrant's Common Stock, without par value, outstanding at February 28, 1999 (as adjusted to reflect a two-for-one stock split effected as a share dividend to shareholders of record as of that date).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

         1.  1998 Annual Report to Shareholders.  (Parts II and IV)

         2. Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders. (Part III)

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

         INTEREST RATE RISK. The Bank's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. While the Bank attempts to balance the maturities of the Bank's assets in relation to maturities of liabilities (gap management), gap management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Bancorp. To moderate unfavorable operating results in periods of rising or high interest rates, the Bank restructures its asset-liability mix on an ongoing basis. Increasing the amount of interest-earning assets that are rate sensitive, extending the maturities of customer deposits, increasing the balances of checking/NOW accounts and utilizing cost effective borrowings are all part of management's commitment toward reducing the Bank's overall vulnerability to interest rate risk. While these steps may reduce the overall vulnerability to interest rate risk, the Bank will still be adversely affected by a rising or high interest rate environment, and is beneficially affected by a falling or low interest rate environment because rate sensitive liabilities exceed rate sensitive assets within a one year time period. Further discussion of interest rate risk can be found under the caption "Asset/Liability Management and Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Bancorp's 1998 Annual Report to Shareholders.

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

LENDING ACTIVITIES

         GENERAL. The Bancorp's product offerings include residential mortgage loans, construction loans, commercial real estate loans, consumer loans and commercial business loans. Over the years, the Bancorp has directed its lending efforts toward the origination of loans with adjustable rates and/or shorter terms to maturity. Product offerings include adjustable rate residential and commercial mortgages, commercial business loans tied to the prime interest rate, variable rate home equity lines of credit and consumer loans. It is management's goal that all programs are marketed aggressively and priced competitively.

         The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp's efforts to manage interest rate risk. All loan sales are made to the Federal Home Loan Mortgage Corporation ("FHLMC"). Loans are sold in the secondary market with servicing retained by the Bancorp. All loans held for sale are recorded at the lower of cost or market value.

         Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities at December 31, 1998, under the 15% of capital and surplus limitation was approximately $5,167,000. At December 31, 1998, the Bank had no loans that exceeded the regulatory limitations.

         At December 31, 1998, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

         LOAN PORTFOLIO. The following table sets forth selected data relating to the composition of the Bancorp's loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are in thousands (000's).

                                            1998            1997            1996            1995             1994
                                          --------       --------         --------        --------        --------
Type of loan:
Conventional real estate loans:
  Construction and
    development loans                     $ 19,211        $ 21,440        $ 13,248        $  8,913        $  8,451
  Loans on existing
    properties (1)                         220,755         221,482         208,601         194,779         196,468
Consumer loans                              10,187           5,661           4,890           3,527           3,172
Commercial business, other(2)               23,280          23,630          17,957          15,074          13,839
                                          --------        --------        --------        --------        --------
  Loans receivable(3)                     $273,433        $272,213        $244,696        $222,293        $221,930
                                          ========        ========        ========        ========        ========

Type of collateral:
Real estate:
  1-to-4 family                           $172,949        $178,091        $164,590        $152,485        $152,208
  Other dwelling units, land
    and commercial real estate              67,018          64,831          57,259          51,207          52,711
Consumer loans                               9,887           5,410           4,619           3,335           2,960
Commercial business, other(2)               21,433          21,712          16,306          13,893          13,288
                                          --------        --------        --------        --------        --------
    Loans receivable (4)                  $271,287        $270,044        $242,774        $220,920        $221,167
                                          ========        ========        ========        ========        ========

Average loans outstanding
  during the period (3)                   $271,406        $254,219        $232,465        $221,352        $213,349
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

         LOAN ORIGINATIONS, PURCHASES AND SALES. Set forth below is a table showing loan origination, purchase and sale activity for each of the last three years.
The amounts are in thousands (000's).

                                         1998       1997       1996
                                       --------   --------   --------
Loans originated:
Conventional real estate loans:
  Construction and development loans   $  9,683   $ 13,168   $ 16,244
  Loans on existing property             29,448     23,461     26,811
  Loans refinanced                       10,961     14,824     10,253
                                       --------   --------   --------
    Total conventional real estate
      loans originated                   50,092     51,453     53,308
Commercial business loans                59,646     60,944     53,580
Consumer loans                            6,519      4,591      7,290
                                       --------   --------   --------
    Total loans originated             $116,257   $116,988   $114,178
                                       ========   ========   ========

Loan participations purchased          $  5,238   $  3,240   $   --
                                       ========   ========   ========
Whole loans and participations sold    $  3,785   $  1,820   $  2,011
                                       ========   ========   ========

         LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 1998, regarding the dollar amount of loans in the Bancorp's portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage and the loan is not repaid. The amounts are stated in thousand's (000's).

                                                  Maturing
                             ---------------------------------------------
                                       After one
                             Within    but within      After
                            one year   five years   five years       Total
                            --------   ----------   ----------     --------
Real estate loans           $ 39,110   $ 57,587      $143,270      $239,967
Consumer loans                 6,986      2,997           204        10,187
Commercial business loans     13,879      7,620         1,780        23,279
                            --------   --------      --------      --------
  Total loans receivable    $ 59,975   $ 68,204      $145,254      $273,433
                            ========   ========      ========      ========

         The table below sets forth the dollar amount of all loans due after one year from December 31, 1998, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000's).

                                               Floating or
                              Predetermined    adjustable
                                   rates          rates          Total
                              -------------    -----------     --------
  Real estate loans              $ 92,868        $107,990      $200,858
  Consumer loans                    3,192               8         3,200
  Commercial business loans         5,015           4,385         9,400
                                 --------        --------      --------
    Total                        $101,075        $112,383      $213,458
                                 ========        ========      ========

         LENDING AREA. The primary lending area of the Bancorp encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter, LaPorte, Newton and Jasper counties in Indiana. During the past 15 years, the communities of Munster, Highland, Crown Point, Dyer, St. John, Merrillville and Schererville have experienced rapid growth and, therefore, have provided the greatest lending opportunities. At December 31, 1998, the housing vacancy rate in the Bancorp's primary lending area was below 5%.

         LOAN ORIGINATION FEES. All loan origination and commitment fees, as well as incremental direct loan origination costs, are deferred and amortized into income as yield adjustments over the contractual lives of the related loans.

         LOAN ORIGINATION PROCEDURE. The primary sources for loan originations are referrals from commercial customers, real estate brokers and builders, solicitations by the Bancorp's lending staff, and advertising of loan programs and rates. The Bancorp employs no staff appraisers. All appraisals are performed by fee appraisers that have been approved by the Board of Directors and who meet all federal guidelines and state licensing and certification requirements.

         Designated officers have authorities, established by the Board of Directors, to approve loans. Loans from $600,000 to $1,000,000 are approved by the loan officers loan committee. Loans from $1,000,000 to $1,250,000 are approved by the senior officers loan committee. All loans in excess of $1,250,000, up to the legal lending limit of the Bank, must be approved by the Bank's Board of Directors or its Executive Committee. (All members of the Bank's Board of Directors and Executive Committee are also members of the Bancorp's Board of Directors and Executive Committee, respectively.) Loans to executive officers of the Bank or the Bancorp and their affiliated parties must be approved by a disinterested majority of the Board of Directors. Loans to directors and principal shareholders must be approved by a disinterested majority of the Board of Directors when the extension of credit exceeds $50,000 or, when the aggregated amount of all extensions of credit exceeds $500,000.

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

THE CURRENT LENDING PROGRAMS

         RESIDENTIAL MORTGAGE LOANS. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes or construct new homes. The residential loan portfolio also includes loans on two-to-four family dwellings. Conventional loans are made up to a maximum of 97% of the appraised value of the property, or purchase price if lower than the appraisal. For loans made in excess of 80% of value, private mortgage insurance is required in an amount sufficient to reduce the Bancorp's exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 1998, over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower's level of equity investment.

         Fixed-rate loans currently being originated, generally conform to FHLMC guidelines for loans purchased under the 1-to-4 family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Thirty year fixed rate mortgage loans have been sold and/or classified as held for sale to control exposure to interest rate risk.

         The 15 year mortgage loan program has gained wide acceptance in the Bancorp's primary market area. As a result of the shortened maturity of the 15 year loan, the product has been priced below the comparable 30 year loan offering. Mortgage applicants for the 15 year loan tend to have a larger than normal down payment; this, coupled with the larger principal and interest payment amount, has caused the 15 year mortgage loan portfolio to consist, to a significant extent, of second time home buyers whose underwriting qualifications tend to be above average.

         The Bancorp has offered Adjustable Rate Mortgage Loans ("ARMs") since 1984. The "Mini-Fixed ARM" has been very popular with Bancorp customers. The "Mini-Fixed" mortgage reprices annually after a three, five or seven year period. ARM originations totaled $16.9 million for 1998, $23.6 million for 1997, and $26.1 million during 1996. During 1998, ARMs represented 34% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM's depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.

         CONSTRUCTION LOANS. Construction loans on residential properties are made primarily to individuals and contractors who are under contract with individual purchasers. These loans are personally guaranteed by the borrower. The maximum loan to value ratio is 80% of either the current appraised value or the cost of construction, whichever is less. Residential construction loans are typically made for periods of six months to one year.

         Loans are also made for the construction of commercial properties. All such loans are made in accordance with well defined underwriting standards, subject to prior lease of the mortgaged property and a confirmed end-loan takeout. In most cases, these loans are personally guaranteed by the borrower. In general, loans made do not exceed 75% of the appraised value of the property. Commercial construction loans are typically made for periods of one year.

         COMMERCIAL REAL ESTATE LOANS. Commercial real estate loans are typically made to a maximum of 75% of the appraised value. Such loans are generally made on an adjustable rate basis. These loans are typically made for terms of 15 to 20 years. Loans with an amortizing term exceeding twenty years normally have a balloon feature calling for a full repayment within 7 to 10 years from the date of the loan. The balloon feature affords the Bancorp the opportunity to restructure the loan if economic conditions so warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, commercial/industrial properties, and other retail and commercial developments.

         While commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending due to the concentration of principal in a limited number of loans and the effects of general economic conditions on real estate developers and managers, the Bancorp has endeavored to reduce this risk in several ways. In originating commercial real estate loans, the Bancorp considers the feasibility of the project, the financial strength of the borrowers and lessees, the managerial ability of the borrowers, the location of the project and the economic environment. Management evaluates the debt coverage ratio and analyzes the reliability of cash flows, as well as the quality of earnings. All such loans are made in accordance with well defined underwriting standards and are generally supported by personal guarantees which represent a secondary source of repayment.

         Loans for the construction of commercial retail properties and commercial real estate loans are generally located within an area permitting physical inspection and regular review of business records. Projects financed outside of the Bancorp's primary lending area generally involve borrowers and guarantors who are or were previous customers of the Bancorp.

         CONSUMER LOANS. The Bancorp offers consumer loans to individuals for most personal, household or family purposes. Consumer loans are either secured by adequate collateral, or unsecured. Unsecured loans are based on the strength of the applicant's financial condition. All borrowers must meet current underwriting standards. The consumer loan program includes both fixed and variable rate products. The Bancorp purchases indirect dealer paper from various well established businesses in its immediate banking area.

         HOME EQUITY LINE OF CREDIT. The Bancorp offers "Prime Line", a revolving line of credit secured by the equity in the borrower's home. The offering, which is tied to the prime rate of interest, requires borrowers to repay 1.5% of their outstanding balance each month. In most cases, Prime Line loans will require a second mortgage appraisal and a second mortgage lenders title insurance policy. Loans are made up to a maximum of 80% of the appraised value of the property less any outstanding liens.

         HOME IMPROVEMENT LOANS AND EQUITY LOANS--FIXED TERM. Home improvement and equity loans are made up to a maximum of 80% of the appraised value of the improved property, less any outstanding liens. These loans are offered on both a fixed and variable rate basis with a maximum term of 120 months. All home equity loans are made on a direct basis to borrowers.

         COMMERCIAL BUSINESS LOANS. Although the Bancorp's priority in extending various types of commercial business loans changes from time to time, the basic considerations in determining the makeup of the commercial business loan portfolio are economic factors, regulatory requirements and money market conditions. The Bancorp seeks commercial loan relationships from the local business community and from its present customers. Conservative lending policies based upon sound credit analysis governs the extension of commercial credit. The following loans, although not inclusive, are considered preferable for the Bancorp's commercial loan portfolio: loans collateralized by liquid assets; loans secured by general use machinery and equipment; secured short-term working capital loans to established businesses; short-term loans with established sources of repayment and secured by sufficient equity and real estate; and unsecured loans to customers whose character and capacity to repay are firmly established.

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

         The Bancorp's mortgage loan collection procedures provide that, when a mortgage loan is 15 days or more delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs. If the loan continues in a delinquent status for 60 days, the Bancorp will generally initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bancorp. Foreclosed real estate is recorded at the lower of cost (the unpaid balance at date of acquisition plus foreclosure costs, costs related to the sale of the foreclosed real estate and other related costs) or fair value at the date of acquisition and carried at the lower of acquisition value or net realizable value subsequent to the date of acquisition. At foreclosure, any write-down of the property is charged to the allowance for loan losses. Subsequent gains or losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Collection procedures for consumer loans provide that when a consumer loan becomes 10 days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp may grant a payment deferral. If a loan continues delinquent after 90 days and all collection efforts have been exhausted, the Bancorp will initiate legal proceedings. Collection procedures for commercial business loans provide that when a commercial loan becomes 10 days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower pursuant to the commercial loan collection policy. In certain instances, the Bancorp may grant a payment deferral or restructure the loan. Once it has been determined that collection efforts are unsuccessful, the Bancorp will initiate legal proceedings.

         The table that follows sets forth information with respect to the Bancorp's non-performing assets at December 31, for the periods indicated. During the periods shown, the Bancorp had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. The amounts are stated in thousands (000's).

                                   1998      1997      1996      1995      1994
                                  ------    ------    ------    ------    ------

 Loans accounted for on a non-accrual basis:
  Real estate:
   Residential                      $636      $715      $583      $361      $786
   Commercial                        131        44        45       --         82
Commercial business                   69        56       111       --        --
Consumer                              18       151        49        11         6
                                    ----      ----      ----      ----      ----
       Total                        $854      $966      $788      $372      $874
                                    ====      ====      ====      ====      ====

 Accruing loans which are contractually past due 90 days or more:
 Real estate:
    Residential                  $  429    $  220    $  373    $  637    $  575
    Commercial                     --        --        --        --        --
 Commercial business                188      --           5      --         104
 Consumer                          --           6         1        46         6
                                 ------    ------    ------    ------    ------
        Total                    $  617    $  226    $  379    $  683    $  685
                                 ======    ======    ======    ======    ======

Total of non-accrual
 and 90 days past due            $1,471    $1,192    $1,167    $1,055    $1,559
                                 ======    ======    ======    ======    ======

Ratio of non-performing
 loans to total assets             0.43%     0.37%     0.39%     0.38%     0.59%
Ratio of non-performing
 loans to total loans              0.54%     0.44%     0.48%     0.47%     0.70%

Foreclosed real estate           $   32    $  259    $  189    $   86    $  160
                                 ======    ======    ======    ======    ======
Ratio of foreclosed real
 estate to total assets            0.01%     0.08%     0.06%     0.03%     0.06%

         During 1998, gross interest income of $109,888 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $69,068.

         Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp's total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in tier-one leverage ratio calculations, tier-one risk-based capital requirements, or in capital under Generally Accepted Accounting Principles ("GAAP"). Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. At December 31, 1998, $1.2 million of the Bancorp's loans were classified as substandard. The total represents 26 loans. There was 1 loan for $4 thousand classified as doubtful. No loans were classified as loss.

         Because some loans may not be repaid in accordance with contractual agreements, an allowance for loan losses ("ALL") is maintained. Because estimating the risk of loss and the amount of loss on any loan is necessarily subjective, the ALL is maintained by management at a level considered adequate to cover losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such estimations, future adjustments to the ALL may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial estimations. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date, with particular attention given to loans which have been classified as substandard, doubtful or loss.

         At December 31, 1998, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or restructured loans.

         Also, at December 31, 1998, there are no other interest bearing assets that would be required to be disclosed as nonaccrual, past due, restructured or potential problem if such assets were loans.

         The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans or commercial real estate loans during the periods presented. The amounts are in thousands (000's).

                                   1998       1997       1996       1995       1994
                                 -------    -------    -------    -------    -------

Balance at beginning of period   $ 3,074     $ 2,887     $ 2,830     $ 2,751     $ 2,583
Loans charged-off:
  Real estate - residential          (38)         (9)        (28)       --          --
  Commercial business                (20)        (19)       --          --            (7)
  Consumer                           (10)         (6)       --            (2)         (3)
                                 -------     -------     -------     -------     -------
    Total charge-offs                (68)        (34)        (28)         (2)        (10)
Recoveries:
  Commercial business                  9        --          --          --             1
  Consumer                             7        --          --             1          33
                                 -------     -------     -------     -------     -------
    Total recoveries                  16        --          --             1          34
Net (charge-offs)/recoveries         (52)        (34)        (28)         (1)         24
                                 -------     -------     -------     -------     -------
Provision for loan losses            110         221          85          80         144
                                 -------     -------     -------     -------     -------
Balance at end of period         $ 3,132     $ 3,074     $ 2,887     $ 2,830     $ 2,751
                                 =======     =======     =======     =======     =======

ALL to loans outstanding            1.14%       1.13%       1.18%       1.27%       1.24%
ALL to nonperforming loans         212.9%      257.8%      247.4%      268.3%      160.0%
Net charge-offs/recoveries
  to average loans out-
  standing during the period        0.02%       0.01%       0.01%       0.00%       0.01%

         The table below shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.

                                1998           1997               1996             1995            1994
                          --------------   --------------   --------------   --------------   --------------
                             $       %       $        %       $        %       $        %       $        %
                          -----    -----   -----    -----   -----    -----   -----    -----   -----    -----
Real estate loans:
  Residential               302     56.7     322     57.5     372     61.8     372     64.6     387     64.8
  Commercial and
    other dwelling          953     24.0     932     23.8     880     23.4     860     23.0     834     23.8
  Construction and
    development             268      7.1     268      7.9     153      5.4     130      4.0     105      3.8
Consumer loans              196      3.7     153      2.1     110      2.0     110      1.6     111      1.4
Commercial business
  and other                 630      8.5     630      8.7     650      7.4     650      6.8     626      6.2
Unallocated                 783              769              722              708              688
                          -----    -----   -----    -----   -----    -----   -----    -----   -----    -----
  Total                   3,132    100.0   3,074    100.0   2,887    100.0   2,830    100.0   2,751    100.0
                          =====    =====   =====    =====   =====    =====   =====    =====   =====    =====

INVESTMENT ACTIVITIES

         The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading investments. At December 31, 1998, AFS securities totaled $20.5 million or 56.3% of total securities. The AFS portfolio permits the active management of the Bancorp's liquidity position. On October 1, 1998, the Bancorp adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and as permitted transferred $12.2 million from the HTM portfolio to the AFS portfolio. During 1998, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by SFAS No. 133. It has been the policy of the Bancorp to invest its excess cash in U.S. government securities and federal agency obligations. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 1998, the Bancorp's investment portfolio totaled $36.4 million. In addition, the Bancorp had $10.1 million in interest-bearing balances at the FHLB and $4.5 million in federal funds sold.

         The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are in thousands (000's).

                                                  1998      1997      1996
                                                --------  -------   -------

               U.S. government securities:
                 Available-for-sale             $ 7,669   $  --     $  --
                 Held-to-maturity                  --       6,537    11,549
               U.S. government agencies:
                 Available-for-sale              12,853      --        --
                 Held-to-maturity                13,074    19,648    24,934
               Mortgage-backed securities (1)     1,059     1,531     1,944
               FHLB stock                         1,695     1,646     1,597
                                                -------   -------   -------
                        Totals                  $36,350   $29,362   $40,024
                                                =======   =======   =======

               (1) Mortgage-backed securities are classified as held-to-maturity.

         The contractual maturities and weighted average yields for the U.S. government securities, agency securities and mortgaged-backed securities at December 31, 1998, are summarized as follows. The carrying values are in thousands (000's).

                           Within 1 Year     1-5 Years        5-10 Years        After 10 Years
                        Amount    Yield   Amount    Yield    Amount    Yield    Amount     Yield
                        ------    -----   ------    -----    ------    -----    ------     -----
U.S. government
 Securities:
    AFS                $ 3,037   6.03%   $ 4,632     5.54%   $  --       -%     $  --        -%
U.S. government
 Agencies:
    AFS                  3,532   5.86      9,321     5.69       --      --         --        --
    HTM                     --     --     13,074     6.18       --      --         --        --
Mortgaged-backed
 securities                 --     --          3     7.04      888    7.98        168     10.52
                       -------   ------  -------   ------    -----    ----      -----     -----
  Totals               $ 6,569   5.94%   $27,030     5.90%   $ 888    7.98%     $ 168     10.52%
                       =======   ======  =======   ======    =====    ====      =====     =====

 SOURCES OF FUNDS

         GENERAL. Deposits are the major source of the Bancorp's funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Bank of Indianapolis
(FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements and advances from the FHLB for borrowings. At December 31, 1998, the Bancorp had $3.9 million in repurchase agreements. Other borrowings totaled $13.4 million, of which $12.0 million represents FHLB advances.

         DEPOSITS. Retail and commercial deposits are attracted principally from within the Bancorp's primary market area through the offering of a broad selection of deposit instruments including savings accounts, NOW accounts, checking accounts, money market type accounts, certificate accounts currently ranging in maturity from ten days to 42 months, and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. The deregulation of federal controls on insured deposits has allowed the Bancorp to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Bancorp does not obtain funds through brokers.

         The following table presents the average daily amount of deposits and average rates paid on such for the years indicated. The amounts are in thousands (000's).

                                     1998                 1997                   1996
                             -------------------- -------------------    -------------------
                              Amount     rate %    Amount      rate %     Amount       rate %
                              ------    -------   --------    -------    --------     ------
Demand deposits              $ 18,957     --      $ 14,836       --      $ 13,122       --
NOW accounts                   26,290    1.96       23,451      2.13       23,034      2.29
MMDA accounts                  26,898    3.49       23,115      3.30       22,495      3.27
Savings accounts               46,179    2.86       43,673      3.01       43,521      3.02
Certificates of deposit       160,805    5.37      158,041      5.52      153,433      5.53
                             --------    ----     --------      ----     --------      ----
  Total deposits             $279,129    4.09     $263,116      4.30     $255,605      4.33
                             ========    ====     ========      ====     ========      ====

         Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 1998 are summarized as follows. The amounts are in thousands (000's).

          3 months or less                                     $16,795
          Over 3 months through 6 months                         9,944
          Over 6 months through 12 months                        6,784
          Over 12 months                                         2,791
                                                               -------
            Total                                              $36,314
                                                               =======

         BORROWINGS. Borrowed money is used on a short-term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through repurchase agreements, as well as, through a line of credit and advances from the FHLB. Repurchase agreements generally mature within one year and are generally secured by U.S. government securities or U.S. agency securities, under the Bancorp's control. FHLB advances with maturities ranging from one year to ten years are used to fund securities and loans of comparable duration, as well as, to reduce the impact that movements in short-term interest rates have on the Bancorp's overall cost of funds. Fixed rate advances are payable at maturity, with a prepayment penalty. Putable advances are fixed for a period of one to three years and then may adjust quarterly to the three-month London Interbank Offered Rate (LIBOR) until maturity. Once the putable advance interest rate adjusts, the Bancorp has the option to prepay the advance on specified quarterly interest rate reset dates without prepayment penalty.

         The following table sets forth the balances in borrowed funds at December 31, on the dates indicated. The amounts are stated in thousands (000's).

                                                1998         1997          1996
                                              --------     --------      --------
Repurchase agreements                          $ 3,937      $ 4,541      $ 3,993
FHLB line of credit                               --           --          7,000
Fixed rate advances from the FHLB                4,000        4,000         --
Putable advances from the FHLB                   8,000        4,000         --
Limited partnership obligation                     500         --           --
Other borrowings                                   883        2,087        1,268
                                               -------      -------      -------
 Total borrowings                              $17,320      $14,628      $12,261
                                               =======      =======      =======


         The limited partnership obligation represents an investment interest in a partnership formed for the construction, ownership and management of affordable housing projects. The amount of the note is $500,000 with funding to begin during 1999 and to continue over a nine year period. Payments are required within ten days of written demand. The obligation to make payment is absolute and unconditional. The note requires no payment of interest.

         The following table sets forth certain information regarding repurchase agreements by the Bancorp at the end of and during the periods indicated. The amounts are stated in thousands (000's).

                                                         At December 31,
                                                  ----------------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
Balance                                          $3,937      $4,541      $3,993
Securities underlying the agreements:
 Ending book value                                6,460       7,988       5,572
 Ending market value                              6,483       8,014       5,559
Weighted average rate paid (1)                     5.13%       5.54%       5.19%

                                                    For year ended December 31,
                                                  -----------------------------
                                                  1998        1997        1996
                                                  ----        ----        ----
Highest month-end balance                          $6,154     $4,975     $5,419
Approximate average outstanding balance             4,693      4,308      3,599
Approximate weighted average rate
paid on securities sold under
agreements to repurchase (2)                         5.62%      5.43%      5.27%

------------------
(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

TRUST POWERS

         The activities of the Trust Department include the management of self-directed investments, IRA and Keogh plans, investment agency accounts, land trusts, serving as court-appointed executor of estates and as guardian or conservator of estates, and trustee with discretionary investment authority for revocable and irrevocable trusts. At December 31, 1998, the market value of the trust department's assets totaled $111.4 million.

ANALYSIS OF PROFITABILITY AND KEY OPERATING RATIOS

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL.

         The net earnings of the Bancorp depend primarily upon the "spread" (difference) between (a) the income it receives from its loan portfolio and other investments and (b) its cost of money, consisting principally of the interest paid on savings accounts and on other borrowings.

         The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread at December 31, 1998.

         Weighted average yield:
         Interest-bearing balances in financial institutions    4.64%
         Securities                                             6.22
         Net loans receivable                                   8.31
         Total interest-earning assets                          7.91
         Weighted average cost:
         Interest bearing deposits                              3.76
         Borrowed funds                                         5.38
         Total interest-bearing liabilities                     3.85
         Interest rate spread:
         Weighted average yield on interest-earning
         assets minus the weighted average cost of
         interest-bearing funds                                 4.06


FINANCIAL RATIOS AND THE ANALYSIS OF CHANGES IN NET INTEREST INCOME

         The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

                                                      Year ended December 31,
                                                ----------------------------------
                                                  1998          1997         1996
                                                --------     --------       ------
Return on average assets                          1.14%         1.13%         0.75%
Return on average equity                         12.35         11.87          7.90
Average equity-to-average
 assets ratio                                     9.23          9.49          9.51
Dividend payout ratio                            54.33         51.76         72.17

                                                           At December 31,
                                                ----------------------------------
                                                  1998          1997         1996
                                                --------      --------      ------
Total stockholders' equity to
  total assets                                    9.07%         9.22%         9.29%


         The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000's).


                                        -----------------------------------------------------------------------------------------
                                                Year ended December 31, 1998                    Year ended December 31, 1997
                                        ---------------------------------------------  ------------------------------------------
                                                           Interest                                    Interest
                                            Average        Income/      Average             Average    Income/           Average
                                            Balance        Expense        Rate              Balance    Expense            Rate
                                        ---------------------------------------------   -----------------------------------------
Assets:

Interest bearing balances
  in financial institutions                 $ 7,867          $ 505        6.42%           $ 2,282         $ 139          6.09%
Federal funds sold                            3,844            206        5.36                102             5          5.32
Securities                                   32,199          1,981        6.15             33,454         2,155          6.44
                                        ------------    -----------                  -------------   -----------
  Total investments                          43,910          2,692        6.13             35,838         2,299          6.42
                                        ------------    -----------                  -------------   -----------

Loans:*
Real estate mortgage loans                  240,670         19,747        8.21            230,420        19,128          8.30
Commercial business loans                    22,350          2,071        9.27             18,380         1,780          9.68
Consumer loans                                8,386            725        8.65              5,419           462          8.52
                                        ------------    -----------                  -------------   -----------
  Total loans                               271,406         22,543        8.31            254,219        21,370          8.41
                                        ------------    -----------                  -------------   -----------
  Total interest-earning assets             315,316         25,235        8.00            290,057        23,669          8.16
                                                        -----------                                  -----------
Allowance for loan losses                    (3,101)                                       (2,959)
Cash and due from banks                       7,616                                         6,005
Premises and equipment                        6,722                                         6,992
Other assets                                  3,603                                         3,220
                                        ------------                                 -------------
  Total assets                            $ 330,156                                     $ 303,315
                                        ============                                 =============

Liabilities:

Demand deposit                             $ 18,957              -        0.00%          $ 14,836             -          0.00%
NOW accounts                                 26,290            515        1.96             23,451           500          2.13
Money market demand accounts                 26,898            940        3.49             23,115           762          3.30
Savings accounts                             46,179          1,321        2.86             43,673         1,315          3.01
Certificates of deposit                     160,805          8,629        5.37            158,041         8,730          5.52
                                        ------------    -----------                  -------------   -----------
  Total interest-bearing deposits           279,129         11,405        4.09            263,116        11,307          4.30
Borrowed funds                               16,736            905        5.41              8,082           414          5.13
                                        ------------    -----------                  -------------   -----------
  Total interest-bearing liabilities        295,865         12,310        4.16            271,198        11,721          4.32

Other liabilities                             3,807                                         3,343
                                        ------------                                 -------------
  Total liabilities                         299,672                                       274,541

Stockholders' equity                         30,484                                        28,774
                                        ------------                                 -------------
  Total liabilities and
    stockholders' equity                  $ 330,156                                     $ 303,315
                                        ============    -----------                  =============   -----------
  Net interest income                                     $ 12,925                                     $ 11,948
                                                        ===========                                  ===========
  Net interest spread                                                     3.84%                                          3.84%
  Net interest margin**                                                   3.91%                                          3.94%




                                      -----------------------------------------------
                                                 Year ended December 31, 1996
                                      -----------------------------------------------
                                                           Interest
                                           Average         Income/        Average
                                           Balance         Expense          Rate
                                      -----------------------------------------------
Assets:
Interest bearing balances
  in financial institutions                 $ 3,846           $ 266         6.92%
Federal funds sold                            1,068              58         5.43
Securities                                   42,513           2,605         6.13
                                      --------------   -------------
  Total investments                          47,427           2,929         6.18
                                      --------------   -------------

Loans:*
Real estate mortgage loans                  212,161          17,523         8.26
Commercial business loans                    16,014           1,522         9.50
Consumer loans                                4,290             363         8.46
                                      --------------   -------------
  Total loans                               232,465          19,408         8.35
                                      --------------   -------------
  Total interest-earning assets             279,892          22,337         7.98
                                                       -------------
Allowance for loan losses                    (2,854)
Cash and due from banks                       4,994
Premises and equipment                        6,153
Other assets                                  3,098
                                      --------------
  Total assets                            $ 291,283
                                      ==============

Liabilities:

Demand deposit                             $ 13,122               -         0.00%
NOW accounts                                 23,034             528         2.29
Money market demand accounts                 22,495             736         3.27
Savings accounts                             43,521           1,315         3.02
Certificates of deposit                     153,433           8,487         5.53
                                      --------------   -------------
  Total interest-bearing deposits           255,605          11,066         4.33
Borrowed funds                                4,780             221         4.62
                                      --------------   -------------
  Total interest-bearing liabilities        260,385          11,287         4.32

Other liabilities                             3,191
                                      --------------
  Total liabilities                         263,576

Stockholders' equity                         27,707
                                      --------------
  Total liabilities and
    stockholders' equity                  $ 291,283
                                      ==============   -------------
  Net interest income                                      $ 11,050
                                                       =============
  Net interest spread                                                       3.66%
  Net interest margin**                                                     3.79%
----------------------------------------------------------------------------------------------

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


                                                 Year Ended December 31,                         Year Ended December 31,
                                    --------------------------------------------      -----------------------------------------
                                        1998              vs.              1997           1997            vs.             1996
                                    --------------------------------------------      -----------------------------------------
                                                     Increase/(Decrease)                             Increase/(Decrease)
                                                        Due To                                           Due To
                                    --------------------------------------------      -----------------------------------------
                                       Volume          Rate          Total                Volume        Rate         Total
                                    ------------   ------------   --------------      ------------   ---------   --------------
Interest income:
 Loans receivable                       $ 1,430         $ (257)       $ 1,173             $ 1,840       $ 122          $ 1,962
 Securities                                 (79)           (95)          (174)               (578)        128             (450)
 Other interest-earning assets              566              1            567                (146)        (34)            (180)
                                    ------------   ------------   ------------        ------------   ---------   --------------
 Total interest-earning assets            1,917           (351)         1,566               1,116         216            1,332
                                    ------------   ------------   ------------        ------------   ---------   --------------

Interest Expense:
 Deposits                                   669           (571)            98                 289         (48)             241
 Federal Home Loan Bank Advances
   and other borrowings                     467             24            491                 167          26              193
                                    ------------   ------------   ------------        ------------   ---------   --------------
Total interest-bearing
 liabilities                              1,136           (547)           589                 456         (22)             434
                                    ------------   ------------   ------------        ------------   ---------   --------------

Net change in net interest
 income/(expense)                         $ 781          $ 196          $ 977               $ 660       $ 238            $ 898
                                    ============   ============   ============        ============   =========   ==============




                                                  Year Ended December 31,
                                    ------------------------------------------------
                                        1996              vs.             1995
                                    ------------------------------------------------
                                                     Increase/(Decrease)
                                                        Due To
                                    ------------------------------------------------
                                       Volume            Rate             Total
                                    --------------   --------------   --------------
Interest income:
 Loans receivable                           $ 930           $ (245)           $ 685
 Securities                                   448              102              550
 Other interest-earning assets                (48)              27              (21)
                                    --------------   --------------   --------------
 Total interest-earning assets              1,330             (116)           1,214
                                    --------------   --------------   --------------

Interest Expense:
 Deposits                                     651               47              698
 Federal Home Loan Bank Advances
   and other borrowings                       106               (2)             104
                                    --------------   --------------   --------------
Total interest-bearing
 liabilities                                  757               45              802
                                    --------------   --------------   --------------

Net change in net interest
 income/(expense)                           $ 573           $ (161)           $ 412
                                    ==============   ==============   ==============













INSERT TABLE

BANK SUBSIDIARY  ACTIVITIES

         The Bank's wholly owned subsidiary Peoples Service Corporation which is incorporated under the laws of the State of Indiana, is inactive. At December 31, 1998, the Bank had an investment balance of $10,000 in Peoples Service Corporation. During 1997, the Bank dissolved its wholly owned subsidiary PSA Insurance Corporation, which had been inactive.

         The Consolidated Financial Statements of the Bancorp include the assets, liabilities, net worth and results of operations of the Bank and its subsidiaries. Significant intercompany transactions have been eliminated in the consolidation.

COMPETITION

         The Bancorp's primary market area for deposits and mortgage and other loans encompasses Lake County, in northwest Indiana, where all of its offices are located. Ninety-five percent of the Bancorp's business activities are within this area.

         The Bancorp faces strong competition in its primary market area for the attraction and retention of deposits and in the origination of loans. The Bancorp's most direct competition for deposits has historically come from commercial banks and from savings associations located in its primary market area. Particularly in times of high interest rates, the Bancorp has had significant competition from mutual funds and other firms offering financial services. The Bancorp's competition for loans comes principally from savings associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other institutional lenders.

         The Bancorp competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and homebuilders. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, competitive interest rates, convenient branch locations, drive-up facilities, automatic teller machines, tax-deferred retirement programs, electronic banking and other miscellaneous services.

         The Bancorp believes that it has a minority share of the deposits and residential mortgage loan market within its primary market area.

PERSONNEL

         As of December 31, 1998, the Bank had 98 full-time and 23 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under "Executive Officers of the Bancorp"), but has no other employees. The Bancorp's officers also are full-time employees of the Bank, and are compensated by the Bank.

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

         Under FRB policy, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the FRB that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. This support may be required by the FRB at times when the Bancorp may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), a bank holding company is required to provide limited guarantee of the compliance by any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

         SAVINGS BANK REGULATION. As an Indiana stock savings bank, the Bank is subject to federal regulation and supervision by the FDIC and to state regulation and supervision by the Indiana Department of Financial Institutions (the "DFI"). The Bank's deposit accounts are insured by the SAIF, which is administered by the FDIC. The Bank is not a member of the Federal Reserve System.

         Both federal and Indiana law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires savings banks, among other things, to make deposited funds available within specified time periods.

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

         BRANCHES AND AFFILIATES. The establishment of branches by the Bancorp is subject to approval of the DFI and FDIC and geographic limits established by state laws. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things,(i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, subject to the right of individual states to "opt out" of this authority, and (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. The effect of this law may be to increase competition in the Bancorp's market area, although the extent and timing of this increase cannot be predicted.

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

         FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA, which, among other things, define the relevant capital measures for five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

         The following table shows that, at December 31, 1998, the Bancorp's capital exceeded all regulatory capital requirements. At December 31, 1998, the Bancorp's and the Bank's regulatory capital ratios were substantially the same. At December 31, 1998, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are in millions.

                                                        Required for        To be well
                                          Actual      adequate capital     capitalized
                                     Amount   Ratio    Amount    Ratio     Amount Ratio
                                     ------   -----    ------    -----   ---------------
Total capital to
  risk-weighted assets              $  34.1   15.3%    $  17.8   8.0%    $  22.3   10.0%
Tier I capital
  to risk-weighted assets           $  31.3   14.1%    $   8.9   4.0%    $  13.4    6.0%
Tier I capital to
   adjusted average assets          $  31.3    9.2%    $  10.2   3.0%    $  17.0    5.0%

         Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

         DIVIDEND LIMITATIONS. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp's cash flow, including cash flow to pay dividends on the Bancorp's Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank's Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years (approximately $3,863,000 at December 31, 1998). For this purpose, "retained net income" means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, assets, quality, and overall financial condition.

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank's CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, the Bank was rated "satisfactory" with respect to its CRA compliance.

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

         Since 1987, the percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction). Under changes in federal tax law enacted in August 1996, the percentage bad debt deduction has been eliminated for tax years beginning after December 31, 1995. Accordingly, this method has not been available for the Bancorp for its tax years ending December 31, 1996 and thereafter.

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for qualifying real property loans to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for non-qualifying equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1995, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bancorp.

         The federal tax legislation enacted in August 1996 also imposes a requirement to recapture into taxable income the portion of the qualifying and non-qualifying loan reserves in excess of the "base-year" balances of such reserves. For the Bancorp, the base-year reserves are the balances as of December 31, 1987. Recapture of the excess reserves will occur over a six-year period that began for the Bancorp for its tax year ending December 31, 1998. Commencement of the recapture period was delayed for two years because the Bancorp met certain residential lending requirements. The Bancorp previously established, and will continue to maintain, a deferred tax liability with respect to its federal tax bad debt reserves in excess of the base-year balances; accordingly, the legislative changes will have no effect on total income tax expense for financial reporting purposes.

         Also, under the August 1996 legislation, the Bancorp's base-year federal bad debt reserves are "frozen" and subject to current recapture only in very limited circumstances. Generally, recapture of all or a portion of the base-year reserves will be required if the Bancorp pays a dividend in excess of the greater of its current or accumulated earnings and profits, redeems any of its stock, or is liquidated. The Bancorp has not established a deferred federal tax liability under SFAS No. 109 for its base-year federal tax bad debt reserves, as it does not anticipate engaging in any of the transactions that would cause such reserves to be recaptured.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         The tax returns of the Bank or Bancorp have not been examined by the Internal Revenue Service since its year ended June 30, 1985. In the opinion of management, any examinations of open returns would not result in a deficiency that could have a material adverse effect on the financial condition of the Bancorp.

         For additional information regarding federal taxation, see Notes to Consolidated Financial Statements included in the 1998 Annual Report to Stockholders attached hereto as Exhibit 13.

         The Bancorp is subject to Indiana's Financial Institutions Franchise Tax ("FIT"), that is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income" for purposes of FIT, begins with taxable income tax defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications, the most notable of which is the required addback of interest that is tax-free for federal income tax purposes.

ACCOUNTING FOR INCOME TAXES

         At December 31, 1998, the Bancorp's consolidated total deferred tax assets were $1,240 thousand and the consolidated total deferred tax liabilities were $363 thousand, resulting in a consolidated net deferred tax asset of $877 thousand. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.

ITEM 2.   PROPERTIES

         The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank's seven banking locations. The Bancorp owns all of its office properties.

         The table below sets forth additional information with respect to the Bank's offices as of December 31, 1998. Net book value and total investment figures are for land, buildings, furniture and fixtures.

                         Year                     Approximate
                         facility   Net book      square        Total
Office location          opened     value         footage       investment
---------------          ------    ----------     -----------   ----------
9204 Columbia Avenue
Munster, In  46307         1985    $1,204,175      11,640      $2,342,776
141 W. Lincoln Highway
Schererville, In  46375    1990     1,275,079       9,444       1,942,781
7120 Indianapolis Blvd.
Hammond, In  46324         1978       308,675       2,600         738,136
1300 Sheffield
Dyer, In  46311            1976       185,733       2,100         575,730
7915 Taft
Merrillville, In  46410    1968       133,921       2,750         485,792
8600 Broadway
Merrillville, In 46410     1996     2,058,808       8,800       2,526,030
4901 Indianapolis Blvd.
East Chicago, In  46312    1995     1,098,703       4,300       1,429,280

         During 1996, the Bancorp opened a new full-service branch facility located in Merrillville, Indiana. The facilities represent the Bancorp's commitment to quality service and community development, and provide opportunities to expand market share by attracting additional deposits and loans from surrounding areas. At December 31, 1998, the Bank had investments totaling $450 thousand in land which has been acquired for future branch development. The Bank's primary recordkeeping is accomplished through the use of microcomputer networks linked via data lines to M&I Data Services, Inc., located in Brown Deer, Wisconsin. M&I provides real time services for mortgage and installment loans, savings, certificates, NOW accounts and general ledger transactions. In addition to the M&I System, the Bank utilizes a microcomputer network for the trust department operations.

         The net book value of the Bank's investment in property, premises and equipment totaled $6.7 million at December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

         The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                        EXECUTIVE OFFICERS OF THE BANCORP

         Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp's Proxy Statement for the 1999 Annual Meeting of
Shareholders:

         The executive officers of the Bancorp are as follows:

                             AGE AT
                          DECEMBER 31,
                              1998                             POSITION
                          -----------                          --------

David A. Bochnowski           53            Chairman and Chief Executive
                                              Officer
Joel Gorelick                 51            Vice President and Chief Lending Officer
Edward J. Furticella          51            Vice President, Chief Financial Officer
                                              and Treasurer
Frank J. Bochnowski           60            Senior Vice President and Secretary

         The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

         David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank, and has held these positions with the Bank since 1981. He has been a director since 1977 and was the Bank's legal counsel from 1977 to 1981. Mr. Bochnowski is the Second Vice-Chairman of America's Community Bankers
(ACB) and a director of ACB Partners, Inc., the operating subsidiaries of America's Community Banker. He is a trustee of the Munster Community Hospital. He is a former chairman of the Indiana League of Savings Institutions and a former director of the Federal Home Loan Bank of Indianapolis. Mr. Bochnowski serves on the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds a Juris Doctor degree from Georgetown University and a Masters Degree from Howard University.

         Joel Gorelick is Vice President of the Bancorp and Vice President and Chief Lending Officer for the Bank. He is responsible for overseeing new business development and all loan functions of the Bank. Mr. Gorelick joined the Bank in November, 1983 as vice president of commercial lending. Mr. Gorelick is involved in many community service organizations and has recently served as president of the Northwest Indiana Boys & Girls Club and chairman of the board of the Northwest Indiana Regional Development Corporation. Mr. Gorelick has been appointed as a board member for the United States Selected Service System. Mr. Gorelick is also a volunteer for numerous youth related sports activities. He holds a Masters of Business Administration Degree from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

         Edward J. Furticella is Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for managing the Bank's investment portfolio and daily liquidity, as well as, overseeing the activities of accounting, systems processing and branch operations. Mr. Furticella has been with the Bank since 1981. Mr. Furticella holds a Masters of Education, Masters of Business Administration and a Masters of Science in Accountancy from DePaul University. Mr. Furticella is a Certified Public Accountant (CPA) and a Certified Cash Manager (CCM). He is also a part-time finance instructor and member of the School of Management's Advisory Group at Purdue University Calumet and a member of the Customer Advisory Group for the Federal Reserve Bank of Chicago.

         Frank J. Bochnowski is Senior Vice President and Secretary for the Bancorp and Senior Vice President, General Counsel, Trust Officer and Corporate Secretary for the Bank. Mr. Bochnowski assumed his current responsibilities with the Bank as of November, 1984. He has been the Bank's attorney since 1981. Mr. Bochnowski is a member and past president of the Munster, Indiana Rotary Club and a former director and officer of the Lake County, Indiana Chapter of the American Red Cross. He holds a Juris Doctor degree from St. John's University and a Masters of Business Administration from Fairleigh Dickinson University. He is a graduate of the United States Military Academy and served for twenty-one years as an army officer, retiring in 1981 with the rank of lieutenant colonel. He is the first cousin of the Bancorp's Chairman and Chief Executive Officer.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information contained under the captions "Business" and "Market Information" in the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the table captioned "Selected Consolidated Financial Data" in the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained in the section captioned "Asset/Liability Management and Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements contained in the 1998 Annual Report to Shareholders, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no items reportable under this caption.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the section captioned "Election of Directors" and under the section captioned "Security Ownership by Certain Beneficial Owners and Management -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Bancorp's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp's executive officers is included under the unnumbered item captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of a Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the section captioned "Compensation of and Transactions with Officers and Directors" in the Bancorp's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the section captioned "Security Ownership by Certain Beneficial Owners and Management" in the Bancorp's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the section captioned "Compensation of and Transactions with Officers and Directors" in the Bancorp's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and in the footnote captioned "Related Party Transactions" in the 1998 Annual Report to Shareholders, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)(1)   FINANCIAL STATEMENTS:

         The following financial statements of the Bancorp are incorporated herein by reference to the 1998 Annual Report to Shareholders, filed as Exhibit 13 to this report:

                  (a)      Report of Independent Auditors

                  (b)      Consolidated Balance Sheets, December 31, 1998 and
                           1997

                  (c) Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

                  (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

                  (e) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

 3.iv.           Amendment of By-Laws adopted January 21, 1999.

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

13.              1998 Annual Report to Shareholders.

21.               Subsidiaries of the Bancorp.

27.               Financial Data Schedule.

                  (4)      REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORTHWEST INDIANA BANCORP


                                           By  /s/David A. Bochnowski
                                              --------------------------------
                                              David A. Bochnowski
                                              Chairman of the Board and
                                                    Chief Executive Officer

Date:  March 19, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 23, 1999:


SIGNATURE                                                     TITLE


Principal Executive Officer:


/s/David A. Bochnowski                      Chairman of the Board and
----------------------------                Chief Executive Officer
David A. Bochnowski

Principal Financial Officer and
Principal Accounting Officer:


/s/Edward J. Furticella                     Vice President, Chief Financial
----------------------------                Officer and Treasurer
Edward J. Furticella


The Board of Directors:


/s/Leroy F. Cataldi                         Director
----------------------------
Leroy F. Cataldi


/s/James J. Crandall                        Director
----------------------------
James J. Crandall

/s/Lourdes M. Dennison                      Director
----------------------------
Lourdes M. Dennison


/s/Gloria C. Gray                           Director
----------------------------
Gloria C. Gray


/s/Stanley E. Mize                          Director
----------------------------
Stanley E. Mize


/s/Jerome F. Vrabel                         Director
----------------------------
Jerome F. Vrabel


/s/James L. Wieser                          Director
----------------------------
James L. Wieser

                                  EXHIBIT INDEX


Exhibit           Description                                              Page

3.iv.             Amendment of By-Laws adopted January 21, 1999

13.               1998 Annual Report to Shareholders

21.               Subsidiaries of the Bancorp

27.               Financial Data Schedule