Form 10-Q
period 1999-03-31
NORTHWEST INDIANA BANCORP
filed 1999-05-10
CIK 919864

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

         For the quarterly period ended MARCH 31, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from _____________ to _________________

         Commission File Number: 0-26128

                            NORTHWEST INDIANA BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Indiana                                        35-1927981
---------------------------------------------           ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                        Identification Number)

         9204 Columbia Avenue
             Munster, Indiana                                        46321
---------------------------------------                           ----------
(Address of principal executive office)                           (ZIP code)

Registrant's telephone number, including area code:  (219) 836-9690
                                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 2,766,470 shares of the registrant's Common Stock, without par value, outstanding at March 31, 1999.



                            NORTHWEST INDIANA BANCORP
                                      INDEX



                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I.  Consolidated Financial Statements

    Item 1.  Consolidated Financial Statements of NorthWest Indiana Bancorp

             Consolidated Balance Sheets, March 31, 1999 and December 31, 1998                          1

             Consolidated Statements of Income, Three Months Ended March 31, 1999 and 1998              2

             Consolidated Statements of Changes in Stockholders' Equity, Three Months
                 Ended March 31, 1999 and 1998                                                          3

             Consolidated Statements of Cash Flows, Three Months March 31, 1999 and 1998                4

             Notes to Consolidated Financial Statements                                             5 - 6


    Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                             7 - 14


PART II.  Other Information                                                                            15

SIGNATURES                                                                                             16




                                                            NorthWest Indiana Bancorp
                                                           Consolidated Balance Sheets
                                                                   (unaudited)

                                                                                         March 31,         December 31,
(Dollars in thousands)                                                                     1999                1998
                                                                                       -----------         -------------

ASSETS

Cash and non-interest bearing balances in financial institutions ....................    $  10,253            $  12,729
Interest bearing balances in financial institutions .................................        4,262               10,111
Federal funds sold ..................................................................        2,800                4,500
                                                                                         ---------            ---------

    Total cash and cash equivalents .................................................       17,315               27,340

Securities available-for-sale .......................................................       22,671               20,522
Securities held-to-maturity (fair value: March 31, 1999 - $13,042;
     December 31, 1998 - $14,236) ...................................................       13,047               14,133
Loans held for sale .................................................................           99                  598
Loans receivable ....................................................................      284,900              273,433
Less: allowance for loan losses .....................................................       (3,176)              (3,132)
                                                                                         ---------            ---------
    Net loans receivable ............................................................      281,724              270,301
Federal Home Loan Bank stock ........................................................        1,695                1,695
Accrued interest receivable .........................................................        2,287                2,298
Premises and equipment ..............................................................        6,668                6,715
Foreclosed real estate ..............................................................           32                   32
Other assets ........................................................................        1,745                1,783
                                                                                         ---------            ---------

    Total assets ....................................................................    $ 347,283            $ 345,417
                                                                                         =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing ..............................................................    $  25,581            $  22,346
  Interest bearing ..................................................................      268,676              270,876
                                                                                         ---------            ---------
    Total ...........................................................................      294,257              293,222
Borrowed funds ......................................................................       17,877               17,320
Accrued expenses and other liabilities ..............................................        3,535                3,559
                                                                                         ---------            ---------

    Total liabilities ...............................................................      315,669              314,101

Commitments and contingencies .......................................................         --                   --

Stockholders' Equity:
Preferred stock, no par or stated value;
  10,000,000 shares authorized, none outstanding ....................................         --                   --
Common stock, no par or stated value; 10,000,000 shares authorized;
  issued and outstanding: March 31, 1999 - 2,766,470 shares;
  December 31, 1998 - 2,763,156 shares ..............................................          346                  345
Additional paid in capital ..........................................................        2,965                2,950
Accumulated other comprehensive income ..............................................           19                  114
Retained earnings - substantially restricted ........................................       28,284               27,907
                                                                                         ---------            ---------

    Total stockholders' equity ......................................................       31,614               31,316
                                                                                         ---------            ---------

    Total liabilities and stockholders' equity ......................................    $ 347,283            $ 345,417
                                                                                         =========            =========


See accompanying notes to consolidated financial statements.



                                                                NorthWest Indiana Bancorp
                                                            Consolidated Statements of Income
                                                                       (unaudited)
                                                                                      Three Months Ended
(Dollars in thousands, except per share data)                                               March 31,
                                                                                 1999                     1998
                                                                              ----------               ----------
Interest income:
  Loans receivable
    Real estate loans .......................................................    $4,792                 $5,024
    Commercial loans ........................................................       487                    526
    Consumer loans ..........................................................       204                    134
                                                                                 ------                 ------
      Total loan interest ...................................................     5,483                  5,684
  Securities ................................................................       542                    453
  Other interest earning assets .............................................       143                    127
                                                                                 ------                 ------
      Total interest income .................................................     6,168                  6,264
                                                                                 ------                 ------

Interest expense:
  Deposits ..................................................................     2,569                  2,881
  Borrowed funds ............................................................       221                    224
                                                                                 ------                 ------
      Total interest expense ................................................     2,790                  3,105
                                                                                 ------                 ------

Net interest income .........................................................     3,378                  3,159
Provision for loan losses ...................................................        49                     25
                                                                                 ------                 ------
Net interest income after provision for loan losses .........................     3,329                  3,134
                                                                                 ------                 ------

Noninterest income:
  Fees and service charges ..................................................       220                    217
  Trust operations ..........................................................        88                     87
  Gain on sale of earning assets, net .......................................        30                      3
  Gain on sale of foreclosed real estate ....................................      --                        3
                                                                                 ------                 ------
      Total noninterest income ..............................................       338                    310
                                                                                 ------                 ------

Noninterest expense:
  Compensation and benefits .................................................     1,086                  1,022
  Occupancy and equipment ...................................................       392                    354
  Data processing ...........................................................       120                    102
  Advertising ...............................................................        49                     50
  Federal insurance premium .................................................        42                     41
  Other .....................................................................       388                    388
                                                                                 ------                 ------
      Total noninterest expense .............................................     2,077                  1,957
                                                                                 ------                 ------

Income before income tax expenses ...........................................     1,590                  1,487
Income tax expenses .........................................................       633                    593
                                                                                 ------                 ------
Net income ..................................................................    $  957                 $  894
                                                                                 ======                 ======

Earnings per common share ...................................................    $ 0.35                 $ 0.33
                                                                                 ======                 ======
Earnings per common share, assuming dilution ................................    $ 0.34                 $ 0.32
                                                                                 ======                 ======
Dividend declared per common share ..........................................    $ 0.21                 $0.185
                                                                                 ======                 ======


See accompanying notes to consolidated financial statements.



                                        NorthWest Indiana Bancorp
                       Consolidated Statements of Changes in Stockholders' Equity
                                               (unaudited)

                                                                                          Three Months Ended
(Dollars in thousands, except per share data)                                                  March 31,
                                                                                       1999                   1998
                                                                                  ------------            -----------

Balance at beginning of period ................................................    $ 31,316                $ 29,482

Accumulated other comprehensive income:
   Net income .................................................................         957                     894
   Net unrealized gain/(loss) on securities
      available-for-sale, net of tax effects ..................................         (95)                     (3)
                                                                                   --------                --------
         Comprehensive income .................................................         862                     891

Issuance of shares of common stock:
   3,314 shares at $4.66 - $10.63 per share and
   114 shares at $5.75 - $10.63 per share for the
   three months ended March 31, 1999 and 1998 .................................          17                       1

Cash dividends:
   $0.21 per share and $0.185 per share for the
   three months ended March 31, 1999 and 1998 .................................        (581)                   (512)
                                                                                   --------                --------

Balance at end of period ......................................................    $ 31,614                $ 29,862
                                                                                   ========                ========


See accompanying notes to consolidated financial statements.



                                               NorthWest Indiana Bancorp
                                         Consolidated Statements of Cash Flows
                                                      (unaudited)
                                                                                                         Three Months Ended
(Dollars in thousands)                                                                                       March 31,
                                                                                                      1999               1998
                                                                                                   ---------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................................           $    957            $    894
                                                                                                   --------            --------
   Adjustments to reconcile net income to net cash provided by operating activities:
       Origination of loans for sale ...................................................               (608)               (380)
       Sale of loans originated for sale ...............................................              1,110                 383
       Depreciation and amortization, net of accretion .................................                223                 199
       Amortization of mortgage servicing rights .......................................                  2                --
       Net gains on sale of loans ......................................................                (22)                 (3)
       Net gains on sale of foreclosed real estate .....................................               --                    (3)
       Provision for loan losses .......................................................                 49                  25
       Net change in:
          Interest receivable ..........................................................                 11                  27
          Other assets .................................................................                117                  80
          Accrued expenses and other liabilities .......................................                (24)                146
                                                                                                   --------            --------

            Total adjustments ..........................................................                858                 474
                                                                                                   --------            --------

            Net cash from operating activities .........................................              1,815               1,368
                                                                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available-for-sale ...........................              1,660                --
   Purchase of securities available-for-sale ...........................................             (3,992)             (2,533)
   Proceeds from maturities of securities held-to-maturity .............................              2,500               2,500
   Purchase of securities held-to-maturity .............................................             (1,497)             (2,158)
   Principal collected on mortgage-backed securities ...................................                 92                 151
   Loan participations purchased .......................................................               (300)               --
   Net change in loans receivable ......................................................            (11,171)                (78)
   Purchase of premises and equipment, net .............................................               (160)                (17)
   Proceeds from sale of foreclosed real estate ........................................               --                   118
                                                                                                   --------            --------

      Net cash from investing activities ...............................................            (12,868)             (2,017)
                                                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in deposits ..................................................................              1,035               6,592
   Proceeds from FHLB advances .........................................................               --                 2,000
   Change in other borrowed funds ......................................................                557                 352
   Proceeds from issuance of capital stock .............................................                 17                   1
   Dividends paid ......................................................................               (581)               (512)
                                                                                                   --------            --------

      Net cash from financing activities ...............................................              1,028               8,433
                                                                                                   --------            --------

      Net change in cash and cash equivalents ..........................................            (10,025)              7,784
   Cash and cash equivalents at beginning of period ....................................             27,340              10,653
                                                                                                   --------            --------

   Cash and cash equivalents at end of period ..........................................           $ 17,315            $ 18,437
                                                                                                   ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest .........................................................................           $  2,786            $  3,126
      Income taxes .....................................................................           $    378            $    261
   Transfers from loans to foreclosed real estate ......................................           $   --              $    129


See accompanying notes to consolidated financial statements.

                            NORTHWEST INDIANA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the
Bank), and the Bank's wholly-owned subsidiary. The Bancorp has no other business activity other than being a holding company for the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of March 31, 1999 and December 31, 1998, and the statements of income and changes in stockholders' equity for the three ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. The income reported for the three month period ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

NOTE 3 - RECLASSIFICATIONS

         Certain amounts reported in the December 31, 1998 consolidated financial statements have been reclassified to conform to the March 31, 1999 presentation.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to make loans and standby letters of credit.

         Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Bancorp uses the same credit policy to make such commitments as it uses for on-balance-sheet items.

         At March 31, 1999 and December 31, 1998, commitments to make loans totaled $45.9 million and $40.0 million, respectively and standby letters of credit totaled $1.9 million for both periods. At March 31, 1999, $39.1 million (85%) of the commitments were at variable rates.

         Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

NOTE 5 - EARNINGS PER SHARE

         The weighted-average number of shares used in the calculation of earnings per share is presented below:

                                                            Three Months Ended
                                                                March 31,
                                                            1999          1998
                                                            ----          ----
Basic Earnings Per Common Share:
  Weighted-average common shares outstanding .......     2,763,515     2,762,982
                                                         =========     =========

Diluted Earnings Per Common Share:
  Weighted-average common shares outstanding .......     2,792,956     2,792,486
                                                         =========     =========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

      NorthWest Indiana Bancorp (the Bancorp) is a bank holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB (the Bank), an Indiana savings bank, is a wholly owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for Peoples Bank SB.

     On February 28, 1999, he Bancorp effected a two-for-one common stock split as a share dividend. Earnings and dividends per share and other share related information is restated for the stock split.

     At March 31, 1999, the Bancorp had total assets of $347.3 million and total deposits of $294.3 million. Stockholders' equity totaled $31.6 million or 9.1% of total assets, with book value per share at $11.43. The annualized return on average assets (ROA) was 1.12%, while the annualized return on average stockholders' equity (ROE) was 12.11%, for the three months ended
March 31, 1999.

FINANCIAL CONDITION

     During the three months ended March 31, 1999, total assets increased by $1.9 million (0.5%), with interest-earning assets increasing by $4.5 million (1.4%). At March 31, 1999, interest-earning assets totaled $329.5 million and represented 94.9% of total assets.

     Loans receivable totaled $284.9 million which represented 86.5% of interest-earning assets, 82.0% of total assets and 96.8% of total deposits. The loan portfolio includes $17.0 million (6.0%) in construction and development loans, $155.4 million (54.5%) in residential mortgage loans, $77.6 million (27.3%) in commercial and multifamily real estate loans, $10.0 million (3.5%) in consumer loans, and $24.9 million (8.7%) in commercial business and other loans. Adjustable rate loans comprised 54% of the total investment in loans at March 31, 1999. During the three months ended March 31, 1999, loans increased by $11.5 million (4.2%). The growth is a result of a strong local economy, favorable interest rates and aggressive marketing and call programs.

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp's efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the three months ended March 31, 1999, the Bancorp sold $1.1 million in fixed rate mortgage loans. The amount includes 9 loans. Net gains realized from the sales totaled $22 thousand. Mortgage loan servicing income totaled $4 thousand. At March 31, 1999, the Bancorp had one loan for $99 thousand classified as held for sale.

     The primary objective of the Bancorp's investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLB). Investments are generally for terms ranging from one day to five years. At March 31, 1999, the investment portfolio totaled $35.7 million and was invested as follows: 76.0% in U.S. government agency debt securities, 21.3% in U.S. government debt securities, and 2.7% in U.S. government agency mortgage-backed securities. At March 31, 1999, securities available-for-sale totaled $22.7 million or 63.6% of total securities. The available-for-sale portfolio permits the active management of the Bancorp's liquidity position. During the three months ended March 31, 1999, investment securities increased by $1.1 million (3.1%). At March 31, 1999, the Bancorp had $4.3 million in interest-bearing balances at the FHLB and $2.8 million in federal funds sold.

     Management believes that the credit risk profile of the earning asset portfolio is relatively low. The table which follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000's).

                                                                                      March 31, 1999         December 31, 1998
                                                                                     #         Amount          #         Amount
                                                                                    ---        ------         ---        ------
              Loans accounted for on a non-accrual basis:
              Real estate loans:
                 Residential                                                         19         $  784         15        $  636
                 Commercial                                                           2            130          2           131
              Commercial business loans                                               3            461          1
                                                                                                                             69
              Consumer loans                                                          1             13          1            18
                                                                                    ---         ------        ---        ------
              Total                                                                  25         $1,388         19        $  854
                                                                                    ===         ======         ==        ======
              Accruing loans which are contractually past due 90 days or more:
              Real estate loans:
                 Residential                                                         11         $  368         11        $  429
                 Commercial                                                           1             57        --           --
              Commercial business loans                                               0           --            1
                                                                                                                            188
              Consumer loans                                                          0           --           --          --
                                                                                    ---         ------        ---        ------
              Total                                                                  12         $  425          5        $  617
                                                                                    ===         ======        ===        ======

              Total of non-accrual and accruing loans 90 days or more
                 past due loans                                                      37         $1,813         31        $1,471
                                                                                    ===         ======        ===        ======

              Foreclosed real estate                                                  1         $   32          1        $   32
                                                                                    ===         ======        ===        ======

              Ratio of non-performing loans to total assets                               0.52%                        0.43%
              Ratio of non-performing loans to total loans                                0.64%                        0.54%
              Ratio of foreclosed real estate to total assets                             0.01%                        0.01%
              Ratio of non-performing assets to total assets                              0.53%                        0.44%




     At March 31, 1999, $1.3 million of the Bancorp's loans were classified as substandard. The total represents 29 loans. No loans were classified as doubtful or loss. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At March 31, 1999, there were no material credits that would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

     Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the three months ended March 31, 1999, additions to the ALL account totaled $49 thousand compared to $25 thousand for the three months ended March 31, 1998. Charge-offs net of recoveries totaled $5 thousand during the three months ended March 31, 1999. The amount provided during the current three months was based on loan activity, changes within the loan portfolio mix, and resulting changes in management's assessment of portfolio risk. At March 31, 1999, the balance in the ALL account totaled $3.2 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

     The table below sets forth the allocation of the ALL and related ratios on the dates indicated. The amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.

                                                                       March 31, 1999         December  31,  1998
                                                                     ------------------      ---------------------

          Real estate loans:
               Residential                                       $  302            54.5%     $  302           56.3%
               Commercial and other dwelling                      1,063            27.3         953           24.5
               Construction and development                         275             6.0         268            7.0
          Consumer loans                                            200             3.5         196            3.7
          Commercial business loans and other loans                 860             8.7         630            8.5
          Unallocated                                               476                         783
                                                                 ------          ------      ------         ------

          Total                                                  $3,176           100.0%     $3,132          100.0%
                                                                 ======          ======      ======         ======

          Ratio of ALL to loans outstanding                              1.11%                     1.14%
          Ratio of ALL to non-performing loans                          175.2%                    212.9%

     At March 31, 1999, no portion of the ALL was allocated to impaired loan balances as the Bancorp had no individual loans considered to be impaired loans as of, or for the three months ended March 31, 1999. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been evaluated on a pooled basis. During the three months ended March 31, 1999, additions to the ALL were allocated to the commercial real estate loans and commercial business loans due to the growth in these portfolios and the additional risk related to these products.

     Deposits are the major source of funds for lending and other investment purposes. At March 31, 1999, deposits totaled $294.3 million. During the three months ended March 31, 1999, deposit growth totaled $1.0 million (0.4%). Savings accounts increased $322 thousand (0.7%), checking accounts increased $3.5 million (7.1%), money market deposit accounts (MMDA's) decreased $644 thousand (1.9%) while certificates of deposit decreased by $2.2 million (1.4%). The growth in core deposits (checking and savings accounts) was a result of competitive product offerings and an aggressive marketing program. The decrease in certificates of deposit was caused by management's decision to let high dollar, high cost funds mature. At March 31, 1999, the deposit base was comprised of 16.8% savings accounts, 11.1% MMDA's, 18.4% checking accounts and 53.7% certificates of deposit. At March 31, 1999, repurchase agreements totaled $3.9 million. Other short-term borrowings totaled $2.0 million. The Bancorp had $12 million in FHLB advances with a weighted-average maturity of 3.6 years.

LIQUIDITY AND CAPITAL RESOURCES

     For the Bancorp, liquidity management refers to the ability to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals, and pay dividends and operating expenses. The Bancorp's primary goal for liquidity management is to ensure that at all times it can meet the cash demands of its depositors and its loan customers. A secondary purpose of liquidity management is profit management. Because profit and liquidity are often conflicting objectives, management attempts to maximize the Bancorp's net interest margin by making adequate, but not excessive, liquidity provisions. Finally, because the Bank is subject to legal reserve requirements under Federal Reserve Regulation D, liquidity is managed to ensure that the Bank maintains an adequate level of legal reserves.

     Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in financial institutions, and the purchase and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bancorp utilizes borrowings (i.e., repurchase agreements and advances from the FHLB) as a source of funds.

     During the three months ended March 31, 1999, cash and cash equivalents decreased by $10.0 million compared to a $7.8 million increase for the three months ended March 31, 1998. The decrease reflects the reduction of interest bearing balances in financial institutions, as funds were used for loan originations. The primary sources of cash were deposit growth, proceeds from maturities of securities and cash provided by operating activities. The primary uses of cash were the loan originations, purchase of securities and the payment of common stock dividends. During the current three months cash provided by operating activities totaled $1.8 million compared to $1.4 million for the three months ended March 31, 1998. The increase was due to increased earnings and cash flows from loan sales. Cash outflows from investing activities reflect strong loan demand during the three months ended March 31, 1999. The net change in loans receivable totaled $11.2 million compared to $78 thousand for the three months ended March 31, 1998. Cash flows from financing activities totaled $1.0 million during the current period compared to $8.4 million for the three months ended March 31, 1998. During the current period the Bancorp paid dividends on common stock of $581 thousand. Deposit growth totaled $1.0 million compared to $6.6 million for the three months ended March 31, 1998, while borrowed funds and proceeds from FHLB advances increased by $557 thousand compared to $2.4 million for the three months ended March 31, 1998.

     At March 31, 1999, outstanding commitments to fund loans totaled $45.9 million. Approximately 85% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund outstanding commitments and to maintain proper levels of liquidity.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 1999, stockholders' equity increased by $298 thousand (1.0%). The increase resulted primarily from earnings of $957 thousand during the period. In addition, $17 thousand represents proceeds from the exercise of 3,314 stock options. The Bancorp paid $581 thousand in cash dividends during the three month period. The net unrealized loss on available-for-sale securities was $95 thousand for the period.

     The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the FRB), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially identical. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. In addition, the FRB and FDIC regulations provide for a minimum Tier I leverage ratio (Tier I capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other financial institutions are required to maintain a Tier I leverage ratio of 3% plus an additional cushion of at least one to two percent.

     The following table shows that, at March 31, 1999, the Bancorp's capital exceeded all regulatory capital requirements. At March 31, 1999, the Bancorp's and the Bank's regulatory capital ratios were substantially the same. The dollar amounts are in millions.


                                                                          Required for          To be well
                                                         Actual         adequate capital      capitalized
                                                         ------         ----------------      -----------
                                                     Amount Ratio         Amount  Ratio       Amount Ratio
                                                     ------------         ------  -----       ------------

         Total capital to risk-weighted assets       $34.6    14.9%      $ 18.5    8.0%      $23.2   10.0%

         Tier I capital to risk-weighted assets      $31.7    13.7%      $  9.3    4.0%      $13.9    6.0%

         Tier I capital to adjusted average assets   $31.7     9.3%      $ 10.3    3.0%      $17.1    5.0%

RESULTS OF OPERATIONS - COMPARISON OF THE QUARTER ENDED MARCH 31, 1999 TO THE QUARTER ENDED MARCH 31, 1998

     Net income for the three months ended March 31, 1999 was $957 thousand compared to $894 thousand for the quarter ended March 31, 1998, an increase of $63 thousand (7.0%). The earnings represent a ROA of 1.12% for the current quarter compared to 1.10% for the quarter ended March 31, 1998. The ROE was 12.11% for the current quarter compared to 12.00% for the quarter ended March 31, 1998.

     Net interest income for the three months ended March 31, 1999 was $3.4 million, up $219 thousand (6.9%) from $3.2 million for the three months ended March 31, 1998. The increase in net interest income was due to a lower cost of funds. The weighted-average yield on interest-earning assets was 7.58% for the three months ended March 31, 1999 compared to 8.09% for the three months ended March 31, 1998. The weighted-average cost of funds for the quarter ended March 31, 1999, was 3.64% compared to 4.28% for the quarter ended March 31, 1998. The impact of the 7.58% return on interest-earning assets and the 3.64% cost of funds resulted in an interest rate spread of 3.94% for the current quarter compared to 3.81% for the quarter ended March 31, 1998. During the current quarter total interest income decreased by $96 thousand (1.5%) while total interest expense decreased by $315 thousand (10.1%). The net interest margin was 3.95% for the three months ended March 31, 1999 compared to 3.90% for the quarter ended March 31, 1998.

     During the three months ended March 31, 1999, interest income from loans decreased by $201 thousand (3.5%) compared to the three months ended March 31, 1998. The decrease was due to a decrease in the loan portfolio yield. The weighted-average yield on loans outstanding was 7.88% for the current quarter compared to 8.37% for the three months ended March 31, 1998. Loan balances averaged $278.5 million for the current quarter, up $6.8 million (2.5%) from $271.7 million for the three months ended March 31, 1998. During the three months ended March 31, 1999, interest income on investments and other deposits increased by $105 thousand (18.1%) compared to the quarter ended March 31, 1998. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 5.83% for the current quarter compared to 6.13% for the three months ended March 31, 1998. Securities and other deposits averaged $47.0 million for the current quarter, up $9.2 million (24.3%) from $37.8 million for the three months ended March 31, 1998.

     Interest expense for deposits decreased by $312 thousand (10.8%) during the current quarter compared to the three months ended March 31, 1998. The decrease was due to a lower cost of funds. The weighted-average rate paid on deposits for the three months ended March 31, 1999 was 3.55% compared to 4.21% for the quarter ended March 31, 1998. The lower cost of funds was due to growth in core deposits (checking accounts, savings accounts and money market accounts). Core deposits averaged $129.8 million for the current quarter, up $20.6 million (18.9%) from $109.2 million for the quarter ended March 31, 1998. Total deposit balances averaged $289.4 million for the current quarter, up $15.8 million (5.8%) from $273.6 for the quarter ended March 31, 1998. Interest expense on borrowed funds decreased by $3 thousand (1.3%) during the current quarter due to a decrease in the cost of borrowed funds. The weighted-average cost of borrowed funds was 5.05% for the current quarter compared to 5.33% for the three months ended March 31, 1998. Borrowed funds averaged $17.5 million during the quarter ended March 31, 1999, up $700 thousand (4.2%) from $16.8 million for the quarter ended March 31, 1998.

     Noninterest income for the quarter ended March 31, 1999 was $338 thousand, up $28 thousand (9.0%) from $310 thousand for the three months ended March 31, 1998. During the current quarter, net gains on the sale of earning assets totaled $30 thousand compared to $3 thousand during the three months ended March 31, 1998.

     Noninterest expense for the quarter ended March 31, 1999 was $2.1 million, up $120 thousand (6.1%) from $2.0 million for the three months ended March 31, 1998. The increase in compensation and benefits was due to additional staffing, annual salary increases and the increased cost of employee benefits. The increases in occupancy and equipment, and data processing reflect investments in technology and new products and services. The Bancorp's efficiency ratio was 55.9% for the quarter ended March 31, 1999 compared to 56.6% for the three months ended March 31, 1998. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended March 31, 1999 totaled $633 thousand compared to $593 thousand for the three months ended March 31, 1998, an increase of $40 thousand (6.7%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp were 40% for the three months ended March 31, 1999 and 1998.

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

         The Federal Financial Institutions Examination Council (FFIEC) has outlined five phases for institutions to effectively manage the Year 2000 challenge.

         Awareness - Gain executive support and commit resources to the Year 2000 challenge.

         Assessment - Identify all critical business processes and elements of information technology (IT) and non-IT systems that must be modified.

         Renovation - Convert, replace or eliminate software and databases as necessary, according to the risk-based priorities established during assessment.

         Validation - Test and verify systems, databases and utilities by simulating data conditions for the Year 2000.

         Implementation - Put renovated systems, databases and utilities into production.

         In April 1997, the Bancorp implemented an action plan to address the century date change issue so that service and business operations will not be interrupted in the year 2000. This plan meets all FFIEC guidelines and the Bancorp is on schedule to meet all plan deadlines. A project leader and a team of employees have analyzed daily operations, business forms, software, hardware and equipment for year 2000 compliance.


         At March 31, 1999 the awareness and assessment phases have been completed. Validation has been completed for mission critical systems. The renovation and implementation phases for mission critical systems are in process and will be completed within the FFIEC guidelines. In addition, management has assessed its credit and liquidity risk by evaluating the Year 2000 preparedness of significant customers. At this time, management believes that the overall risk rating for deposit and loan customers is low. Management has identified customers of moderate or high risk and is monitoring their efforts to be Year 2000 ready.

         The current estimate of total Year 2000 program costs is approximately $300 thousand. Management expects to invest approximately $225 thousand in new computers and software that will provide significantly enhanced functionality over the systems that are currently being used. The remaining $75 thousand represents the modification and upgrades to existing systems and equipment. Purchased hardware and software will be capitalized in accordance with Bancorp policy while other remediation costs will be expensed as incurred. The Bancorp does not expect the cost of Year 2000 compliance to have a material effect on its business, financial position or results of operations.

         The Bancorp relies heavily on computer technology and third party vendors for computer processing and its business activities. The Year 2000 issue has created risk for the Bancorp from unforeseen problems that could arise internally, as well as, from third parties whom the Bancorp uses to process information. If not adequately addressed, the failure of the Bancorp's computer systems and/or third party's computer systems could have a material impact of the Bancorp's ability to conduct its business. To mitigate this risk, the Board of Directors and management have made a total commitment to resolving all Year 2000 issues. Ongoing communication with third party vendors has been established to monitor their year 2000 efforts. The Bancorp's primary third party processors have stated that they have completed the renovation and testing of their systems for Year 2000 readiness. All systems and interfaces are being tested internally to confirm reported compliance.

         The Bancorp has designed its contingency plan to mitigate risks associated with the failure of systems, equipment and forms. The plan identifies and prioritizes systems, equipment and forms needed for Bancorp operations and customer service; lists individuals responsible for monitoring Year 2000 efforts for each operational area of the Bancorp; lists alternative actions available for systems failing to achieve Year 2000 readiness; provides for target dates for implementation of contingency strategies; assesses the risk of various components of the plan; and provides for independent review of the plan. The Board of Directors and management understand in a recovery situation, the Bancorp may not be able to continue operations at the same level that it currently maintains. However, because the Board of Directors and management have been proactive in their involvement with the Year 2000 project, the Bancorp believes it is well positioned to make timely decisions related to the need to invoke the contingency plan and avoid disruptions to customer service and business operations.

                           PART II - Other Information
                           ---------------------------

         Item 1.  Legal Proceedings
                  -----------------
                  The registrant is not party to any legal proceedings. No significant changes in legal proceedings of the Bancorp occurred during the quarter.

         Item 2.  Changes in Securities
                  ---------------------
                  Not applicable.

         Item 3.  Defaults Upon Senior Securities
                  -------------------------------
                  Not applicable.

         Item 4.  Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not applicable.

         Item 5.  Other Information
                  ------------------
                   Not applicable.

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




                                    NORTHWEST INDIANA BANCORP



Date:  May 10, 1999                 /s/ David A. Bochnowski
                                    -----------------------

                                    David A. Bochnowski
                                    Chairman of the Board and Chief Executive
                                    Officer



Date:  May 10, 1999                 /s/ Edward J. Furticella
                                    ------------------------

                                    Edward J. Furticella
                                    Vice President, Chief Financial Officer and
                                    Treasurer