Form 10-Q
period 1999-06-30
NORTHWEST INDIANA BANCORP
filed 1999-08-12
CIK 919864

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

    For the quarterly period ended  JUNE 30, 1999, or

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
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 2,766,504 shares of the registrant's Common Stock, without par value, outstanding at June 30, 1999.

                            NORTHWEST INDIANA BANCORP
                                      INDEX
                                      -----



                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.  Consolidated Financial Statements

         Item 1.  Consolidated Financial Statements of NorthWest Indiana Bancorp

                  Consolidated Balance Sheets, June 30, 1999 and December 31, 1998                          1

                  Consolidated Statements of Income, Three Months and Six Months Ended
                      June 30, 1999 and 1998                                                                2


                  Consolidated Statements of Changes in Stockholders' Equity,  Six Months Ended
                  June 30, 1999 and 1998                                                                    3

                  Consolidated Statements of Cash Flows, Six Months Ended June 30, 1999 and 1998            4

                  Notes to Consolidated Financial Statements                                             5- 6

                  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                              7-16


PART II.  Other Information                                                                                17

SIGNATURES                                                                                                 18


                            NorthWest Indiana Bancorp
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                       June 30,   December 31,
(Dollars in thousands)                                                   1999         1998
                                                                      ---------    ---------

ASSETS

Cash and non-interest bearing balances in financial institutions ..   $  10,806    $  12,729
Interest bearing balances in financial institutions ...............       4,314       10,111
Federal funds sold ................................................       2,500        4,500
                                                                      ---------    ---------

    Total cash and cash equivalents ...............................      17,620       27,340

Securities available-for-sale .....................................      25,431       20,522
Securities held-to-maturity (fair value: June 30, 1999 - $13,480;
     December 31, 1998 - $14,236) .................................      13,610       14,133
Loans held for sale ...............................................         615          598
Loans receivable ..................................................     286,740      273,433
Less: allowance for loan losses ...................................      (3,227)      (3,132)
                                                                      ---------    ---------
    Net loans receivable ..........................................     283,513      270,301
Federal Home Loan Bank stock ......................................       1,695        1,695
Accrued interest receivable .......................................       2,363        2,298
Premises and equipment ............................................       6,609        6,715
Foreclosed real estate ............................................          62           32
Other assets ......................................................       1,894        1,783
                                                                      ---------    ---------

    Total assets ..................................................   $ 353,412    $ 345,417
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing ............................................   $  26,935    $  22,346
  Interest bearing ................................................     273,609      270,876
                                                                      ---------    ---------
    Total .........................................................     300,544      293,222
Borrowed funds ....................................................      17,539       17,320
Accrued expenses and other liabilities ............................       3,348        3,559
                                                                      ---------    ---------

    Total liabilities .............................................     321,431      314,101

Commitments and contingencies .....................................          --           --

Stockholders' Equity:
Preferred stock, no par or stated value;
  10,000,000 shares authorized, none outstanding ..................          --           --
Common stock, no par or stated value; 10,000,000 shares authorized;
  issued and outstanding: June 30, 1999 - 2,766,504 shares;
  December 31, 1998 - 2,763,156 shares ............................         346          345
Additional paid in capital ........................................       2,965        2,950
Accumulated other comprehensive income ............................        (100)         114
Retained earnings - substantially restricted ......................      28,770       27,907
                                                                      ---------    ---------

    Total stockholders' equity ....................................      31,981       31,316
                                                                      ---------    ---------

    Total liabilities and stockholders' equity ....................   $ 353,412    $ 345,417
                                                                      =========    =========


See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
                        Consolidated Statements of Income
                                   (unaudited)


                                                      Three Months Ended   Six Months Ended
(Dollars in thousands, except per share data)              June 30,            June 30,
                                                        1999      1998     1999       1998
                                                      -------   -------   -------   -------
Interest income:
  Loans receivable
    Real estate loans .............................   $ 4,854   $ 4,984   $ 9,646   $10,008
    Commercial loans ..............................       563       512     1,050     1,038
    Consumer loans ................................       211       174       415       308
                                                      -------   -------   -------   -------
      Total loan interest .........................     5,628     5,670    11,111    11,354
  Securities ......................................       561       503     1,103       956
  Other interest earning assets ...................       214       149       357       276
                                                      -------   -------   -------   -------
      Total interest income .......................     6,403     6,322    12,571    12,586
                                                      -------   -------   -------   -------

Interest expense:
  Deposits ........................................     2,570     2,898     5,139     5,779
  Borrowed funds ..................................       216       220       437       444
                                                      -------   -------   -------   -------
      Total interest expense ......................     2,786     3,118     5,576     6,223
                                                      -------   -------   -------   -------

Net interest income ...............................     3,617     3,204     6,995     6,363
Provision for loan losses .........................        51        15       100        40
                                                      -------   -------   -------   -------
Net interest income after provision for loan losses     3,566     3,189     6,895     6,323
                                                      -------   -------   -------   -------

Noninterest income:
  Fees and service charges ........................       305       210       525       427
  Trust operations ................................        90        76       178       163
  Gain on sale of earning assets, net .............        18        51        48        54
  Gain on sale of foreclosed real estate ..........        --         7        --        10
  Other ...........................................         3         3         3         3
                                                      -------   -------   -------   -------
      Total noninterest income ....................       416       347       754       657
                                                      -------   -------   -------   -------

Noninterest expense:
  Compensation and benefits .......................     1,120     1,008     2,206     2,030
  Occupancy and equipment .........................       379       369       771       723
  Data processing .................................       124       106       244       208
  Advertising .....................................        35        40        84        90
  Federal insurance premium .......................        42        42        84        83
  Other ...........................................       508       428       896       816
                                                      -------   -------   -------   -------
      Total noninterest expense ...................     2,208     1,993     4,285     3,950
                                                      -------   -------   -------   -------

Income before income tax expenses .................     1,774     1,543     3,364     3,030
Income tax expenses ...............................       706       612     1,339     1,205
                                                      -------   -------   -------   -------
Net income ........................................   $ 1,068   $   931   $ 2,025   $ 1,825
                                                      =======   =======   =======   =======

Earnings per common share:
    Basic .........................................   $  0.38   $  0.34   $  0.73   $  0.66
                                                      =======   =======   =======   =======
    Diluted .......................................   $  0.38   $  0.34   $  0.72   $  0.66
                                                      =======   =======   =======   =======
Dividend declared per common share ................   $  0.21   $ 0.185   $  0.42   $  0.37
                                                      =======   =======   =======   =======


See accompanying notes to consolidated financial statements.

                            NorthWest Indiana Bancorp
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)


                                                      Six Months Ended
(Dollars in thousands, except per share data)             June 30,
                                                      1999        1998
                                                    --------    --------
Balance at beginning of period ..................   $ 31,316    $ 29,482
Accumulated other comprehensive income:
   Net income ...................................      2,025       1,825
   Net unrealized gain/(loss) on securities
      available-for-sale, net of tax effects ....       (214)          1
                                                    --------    --------
         Comprehensive income ...................      1,811       1,826

Issuance of shares of common stock:
   3,348 shares at $4.66 - $10.63 per share and
   146 shares at $5.75 - $10.63 per share for the
   six months ended June 30, 1999 and 1998 ......         16           1

Cash dividends:
   $0.42 per share and $0.37 per share for the
   six months ended June 30, 1999 and 1998 ......     (1,162)     (1,022)
                                                    --------    --------

Balance at end of period ........................   $ 31,981    $ 30,287
                                                    ========    ========


See accompanying notes to consolidated financial statements.

                           NorthWest Indiana Bancorp
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                 Six Months Ended
(Dollars in thousands)                                               June 30,
                                                                 1999        1998
                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................   $  2,025    $  1,825
                                                               --------    --------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Origination of loans for sale .......................     (2,274)     (1,388)
       Sale of loans originated for sale ...................      2,255       1,282
       Depreciation and amortization, net of accretion .....        466         416
       Amortization of mortgage servicing rights ...........          5          --
       Net gains on available-for-sale securities ..........         (1)         --
       Net gains on held-to-maturity securities ............         (9)         --
       Net gains on sale of loans ..........................        (38)        (54)
       Net gains on sale of foreclosed real estate .........         --         (10)
       Provision for loan losses ...........................        100          40
       Net change in:
          Interest receivable ..............................        (65)        (67)
          Other assets .....................................         67        (627)
          Accrued expenses and other liabilities ...........       (211)         28
                                                               --------    --------

            Total adjustments ..............................        295        (380)
                                                               --------    --------

            Net cash from operating activities .............      2,320       1,445
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available-for-sale      3,660          --
   Purchase of securities available-for-sale ...............     (8,980)     (5,097)
   Proceeds from maturities of securities held-to-maturity .      5,095       4,500
   Purchase of securities held-to-maturity .................     (4,731)     (3,670)
   Principal collected on mortgage-backed securities .......        171         294
   Loan participations purchased ...........................       (300)         --
   Net change in loans receivable ..........................    (13,042)        984
   Purchase of premises and equipment, net .................       (308)       (155)
   Proceeds from sale of foreclosed real estate ............         --         249
                                                               --------    --------

      Net cash from investing activities ...................    (18,435)     (2,895)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in deposits ......................................      7,322       3,775
   Proceeds from FHLB advances .............................         --       2,000
   Change in other borrowed funds ..........................        219      (2,755)
   Proceeds from issuance of capital stock .................         16           1
   Dividends paid ..........................................     (1,162)     (1,022)
                                                               --------    --------

      Net cash from financing activities ...................      6,395       1,999
                                                               --------    --------

      Net change in cash and cash equivalents ..............     (9,720)        549
   Cash and cash equivalents at beginning of period ........     27,340      10,653
                                                               --------    --------

   Cash and cash equivalents at end of period ..............   $ 17,620    $ 11,202
                                                               ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest .............................................   $  5,636    $  6,303
      Income taxes .........................................   $  1,595    $  1,470
   Transfers from loans to foreclosed real estate ..........   $     62    $    381



See accompanying notes to consolidated financial statements.

                            NORTHWEST INDIANA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the
Bank), and the Bank's wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp's earnings are dependent upon the earnings of the Bank. Peoples Service Corporation is inactive. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of June 30, 1999 and December 31, 1998, and the statements of income for the three and six months ended June 30, 1999 and 1998, and changes in stockholders' equity and cash flows for the six months ended June 30, 1999 and 1998. The income reported for the six month period ended June 30, 1999 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

NOTE 3 - RECLASSIFICATIONS

         Certain amounts reported in the December 31, 1998 consolidated financial statements have been reclassified to conform to the June 30, 1999 presentation.

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

         At June 30, 1999 and December 31, 1998, commitments to make loans totaled $53.8 million and $40.0 million, respectively and standby letters of credit totaled $1.6 million and $1.9 million, respectively. At June 30, 1999, $48.4 million (90%) of the commitments were at variable rates.

         Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

NOTE 5 - EARNINGS PER SHARE

         On February 28, 1999, the Bancorp effected a two-for-one common stock split as a share dividend. Earnings and dividends per share and other share related information is restated for the stock split.

         A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations is presented:


                                                       Three Months Ended        Six Months Ended
                                                            June  30,               June 30,
                                                        1999        1998        1999         1998
                                                        ----        ----        ----         ----
Basic Earnings Per Common Share:
   Net income available to common stockholders ..   $1,068,000   $  931,000   $2,025,000   $1,825,000
                                                    ==========   ==========   ==========   ==========

   Weighted-average common shares outstanding ...    2,766,471    2,763,062    2,765,011    2,763,022
                                                    ==========   ==========   ==========   ==========

   Basic earnings per common share ..............   $     0.38   $     0.34   $     0.73   $     0.66
                                                    ==========   ==========   ==========   ==========

Diluted Earnings Per Common Share:
   Net income available to common stockholders ..   $1,068,000   $  931,000   $2,025,000   $1,825,000
                                                    ==========   ==========   ==========   ==========

   Weighted-average common shares outstanding ...    2,766,471    2,763,062    2,765,011    2,763,022

   Add: dilutive effect of assumed stock
     option exercises ...........................       27,938       29,336       30,060       29,210
                                                    ----------   ----------   ----------   ----------

   Weighted-average common and dilutive potential
     common shares outstanding ..................    2,794,409    2,792,398    2,795,071    2,792,232
                                                    ==========   ==========   ==========   ==========

   Diluted earnings per common share ............   $     0.38   $     0.34   $     0.72   $     0.66
                                                    ==========   ==========   ==========   ==========

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

     At June 30, 1999, the Bancorp had total assets of $353.4 million and total deposits of $300.5 million. Stockholders' equity totaled $32.0 million or 9.1% of total assets, with book value per share at $11.56. The annualized return on average assets (ROA) was 1.16%, while the annualized return on average stockholders' equity (ROE) was 12.72%, for the six months ended June 30, 1999.

FINANCIAL CONDITION

     During the six months ended June 30, 1999, total assets increased by $8.0 million (2.3%), with interest-earning assets increasing by $9.9 million (3.1%). At June 30, 1999, interest-earning assets totaled $334.9 million and represented 94.8% of total assets.

     Loans receivable totaled $286.7 million which represented 85.6% of interest-earning assets, 81.1% of total assets and 95.4% of total deposits. The loan portfolio includes $15.0 million (5.2%) in construction and development loans, $157.5 million (54.9%) in residential mortgage loans, $77.6 million (27.1%) in commercial and multifamily real estate loans, $10.6 million (3.7%) in consumer loans, and $26.0 million (9.1%) in commercial business and other loans. Adjustable rate loans comprised 54% of total loans at June 30, 1999. During the six months ended June 30, 1999, loans increased by $13.3 million (4.9%). The growth is a result of a strong local economy, favorable interest rates and aggressive marketing and call programs.

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp's efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the six months ended June 30, 1999, the Bancorp sold $2.3 million in fixed rate mortgage loans. Net gains realized from the sales totaled $38 thousand. Mortgage loan servicing income totaled $9 thousand. At June 30, 1999, the Bancorp had $615 thousand classified as loans held for sale.

     The primary objective of the Bancorp's investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLB). Investments are generally for terms ranging from one day to five years. At June 30, 1999, the investment portfolio totaled $39.0 million and was invested as follows: 79.6% in U.S. government agency debt securities, 18.1% in U.S. government debt securities, and 2.3% in U.S. government agency mortgage-backed securities. At June 30, 1999, securities available-for-sale
                                       7
totaled $25.4 million or 65.1% of total securities. The available-for-sale portfolio permits the active management of the Bancorp's liquidity position. During the six months ended June 30, 1999, investment securities increased by $4.4 million (12.7%). At June 30, 1999, the Bancorp had $4.3 million in interest-bearing balances at the FHLB and $2.5 million in federal funds sold.

     Management believes that the credit risk profile of the earning asset portfolio is relatively low. The table which follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000's).



                                                                        June 30, 1999   December 31, 1998
                                                                         #      Amount      #     Amount
                                                                       ------   ------   ------   ------
    Loans accounted for on a non-accrual basis:
    Real estate loans:
       Residential                                                         12   $  584       15   $  636
       Commercial                                                           1       39        2      131
    Commercial business loans                                               3       69        1       69
    Consumer loans                                                          1        8        1       18
                                                                       ------   ------   ------   ------
    Total                                                                  17   $  700       19   $  854
                                                                       ======   ======   ======   ======

    Accruing loans which are contractually past due 90 days or more:
    Real estate loans:
       Residential                                                          7   $  164       11   $  429
       Commercial                                                          --       --       --       --
    Commercial business loans                                              --       --        1      188
    Consumer loans                                                         --       --       --       --
                                                                       ------   ------   ------   ------
    Total                                                                   7   $  164        5   $  617
                                                                       ======   ======   ======   ======

    Total of non-accrual and accruing loans 90 days or more
       past due loans                                                      24   $  864       31   $1,471
                                                                       ======   ======   ======   ======

    Foreclosed real estate                                                  3   $   62        1   $   32
                                                                       ======   ======   ======   ======

             Ratio of non-performing loans to total assets                    0.24%           0.43%
             Ratio of non-performing loans to total loans                     0.30%           0.54%
             Ratio of foreclosed real estate to total assets                  0.02%           0.01%
             Ratio of non-performing assets to total assets                   0.26%           0.44%




     At June 30, 1999, $1.1 million of the Bancorp's loans were classified as substandard. The total represents 20 loans. No loans were classified as doubtful or loss. Classified loans include nonperforming loans disclosed in the previous table. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At June 30, 1999, there were no material credits that would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

     Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the six months ended June 30, 1999, additions to the ALL account totaled $100 thousand compared to $40 thousand for the six months ended June 30, 1998. Charge-offs net of recoveries totaled $5 thousand during the six months ended June 30, 1999. The amount provided during the current six months was based on loan activity, changes within the loan portfolio mix, and resulting changes in management's assessment of portfolio risk. At June 30, 1999, the balance in the ALL account totaled $3.2 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

     The table below sets forth the allocation of the ALL and related ratios on the dates indicated. The amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.


                                                  June 30, 1999       December 31, 1998
                                                  -------------       -----------------
     Real estate loans:
         Residential                            $  302      54.9%     $  302      56.3%
         Commercial and other dwelling           1,106      27.1         953      24.5
         Construction and development              275       5.2         268       7.0
    Consumer loans                                 200       3.7         196       3.7
    Commercial business loans and other loans      860       9.1         630       8.5
    Unallocated                                    484                   783
                                                ------     -----      ------     -----
    Total                                       $3,227     100.0%     $3,132     100.0%
                                                ======     =====      ======     =====

             Ratio of ALL to loans outstanding         1.13%                1.14%
             Ratio of ALL to non-performing loans     373.5%               212.9%

     At June 30, 1999, no portion of the ALL was allocated to impaired loan balances as the Bancorp had no individual loans considered to be impaired loans as of, or for the six months ended June 30, 1999. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been evaluated on a pooled basis. During the six months ended June 30, 1999, additions to the ALL were allocated to the commercial real estate loans and commercial business loans due to the growth in these portfolios and the additional risk related to these products.

     Deposits are the major source of funds for lending and other investment purposes. At June 30, 1999, deposits totaled $300.5 million. During the six months ended June 30, 1999, deposit growth totaled $7.3 million (2.5%). Savings accounts decreased $366 thousand (0.7%), checking accounts increased $5.2 million (10.3%), money market deposit accounts (MMDA's) increased $10.8 million (32.5%) while certificates of deposit decreased by $8.3 million (5.2%). The growth in core deposits (checking accounts and MMDA's ) was a result of competitive product offerings and an aggressive marketing program. The decrease in certificates of deposit was caused by management's decision to let high dollar, high cost funds mature. At June 30, 1999, the deposit base was comprised of 16.2% savings accounts, 14.6% MMDA's, 18.6% checking accounts and 50.6% certificates of deposit. At June 30, 1999, repurchase agreements totaled $3.1 million. Other short-term borrowings totaled $2.4 million. The Bancorp had $12.0 million in FHLB advances with a weighted-average maturity of 3.4 years.

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

     During the six months ended June 30, 1999, cash and cash equivalents decreased by $9.7 million compared to a $549 thousand increase for the six months ended June 30, 1998. The decrease reflects the reduction of interest bearing balances in financial institutions and federal funds sold, as funds were used for loan originations. The primary sources of cash were deposit growth, proceeds from maturities of securities and cash provided by operating activities. The primary uses of cash were the loan originations, purchase of securities and the payment of common stock dividends. During the current six months cash provided by operating activities totaled $2.3 million compared to $1.4 million for the six months ended June 30, 1998. The increase was due to increased earnings and cash flows from loan sales. Cash outflows from investing activities reflect strong loan demand during the six months ended June 30, 1999. The increase in loans receivable and loan participations purchased totaled $13.3 million compared to a $984 thousand decrease for the six months ended June 30, 1998. Cash flows from financing activities totaled $6.4 million during the current period compared to $2.0 million for the six months ended June 30, 1998. During the current period the Bancorp paid dividends on common stock of $1.2 million. Deposit growth totaled $7.3 million compared to $3.8 million for the six months ended June 30, 1998, while borrowed funds and proceeds from FHLB advances increased by $219 thousand compared to a $2.8 million decrease for the six months ended June 30, 1998.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 1999, stockholders' equity increased by $665 thousand (2.1%). The increase resulted primarily from earnings of $2.0 million during the period. In addition, $16 thousand represents proceeds from the exercise of 3,348 stock options. The Bancorp paid $1.2 million in cash dividends during the six month period. The net unrealized loss on available-for-sale securities was $214 thousand for the period.

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

     The following table shows that, at June 30, 1999, the Bancorp's capital exceeded all regulatory capital requirements. At June 30, 1999, the Bancorp's and the Bank's regulatory capital ratios were substantially the same. The dollar amounts are in millions.


                                                                          Required for       To be well
                                                         Actual         adequate capital     capitalized
                                                     --------------     ----------------    -------------
                                                     Amount   Ratio      Amount   Ratio     Amount  Ratio
                                                     ------   -----      ------   -----     ------  -----

         Total capital to risk-weighted assets       $35.0    14.9%       $18.8    8.0%      $23.5  10.0%

         Tier I capital to risk-weighted assets      $32.1    13.7%       $ 9.4    4.0%      $14.1   6.0%

         Tier I capital to adjusted average assets   $32.1     9.0%       $10.7    3.0%      $17.8   5.0%



RESULTS OF OPERATIONS - COMPARISON OF THE QUARTER ENDED JUNE 30, 1999 TO THE QUARTER ENDED JUNE 30, 1998

     Net income for the three months ended June 30, 1999 was $1.1 million compared to $931 thousand for the quarter ended June 30, 1998, an increase of $137 thousand (14.7%). The earnings represent a ROA of 1.20% for the current quarter compared to 1.14% for the quarter ended June 30, 1998. The ROE was 13.35% for the current quarter compared to 12.34% for the quarter ended June 30, 1998.

     Net interest income for the three months ended June 30, 1999 was $3.6 million, up $413 thousand (12.9%) from $3.2 million for the three months ended June 30, 1998. The increase in net interest income was due to a lower cost of funds. The weighted-average yield on interest-earning assets was 7.55% for the three months ended June 30, 1999 compared to 8.07% for the three months ended June 30, 1998. The weighted-average cost of funds for the quarter ended June 30, 1999, was 3.46% compared to 4.24% for the quarter ended June 30, 1998. The impact of the 7.55% return on interest-earning assets and the 3.46% cost of funds resulted in an interest rate spread of 4.09% for the current quarter compared to 3.83% for the quarter ended June 30, 1998. During the current quarter total interest income increased by $81 thousand (1.3%) while total interest expense decreased by $332 thousand (10.6%). The net interest margin was 4.06% for the three months ended June 30, 1999 compared to 3.91% for the quarter ended June 30, 1998.

     During the three months ended June 30, 1999, interest income from loans decreased by $42 thousand (0.7%) compared to the three months ended June 30, 1998. The decrease was due to a decrease in the loan portfolio yield. The weighted-average yield on loans outstanding was 7.90% for the current quarter compared to 8.36% for the three months ended June 30, 1998. Loan balances averaged $285.0 million for the current quarter, up $13.7 million (5.0%) from $271.3 million for the three months ended June 30, 1998. During the three months ended June 30, 1999, interest income on investments and other deposits increased by $123 thousand (18.9%) compared to the quarter ended June 30, 1998. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 5.70% for the current quarter compared to 6.22% for the three months ended June 30, 1998. Securities and other deposits averaged $54.3 million for the current quarter, up $12.3 million (29.3%) from $42.0 million for the three months ended June 30, 1998.

     Interest expense for deposits decreased by $328 thousand (11.3%) during the current quarter compared to the three months ended June 30, 1998. The decrease was due to a lower cost of funds. The weighted-average rate paid on deposits for the three months ended June 30, 1999 was 3.38% compared to 4.18% for the quarter ended June 30, 1998. The lower cost of funds was due to growth in core deposits (checking accounts, savings accounts and money market accounts). Core deposits averaged $142.0 million for the current quarter, up $26.1 million (22.5%) from $115.9 million for the quarter ended June 30, 1998. Total deposit balances averaged $304.3 million for the current quarter, up $26.8 million (9.7%) from $277.5 for the quarter ended June 30, 1998. Interest expense on borrowed funds decreased by $4 thousand (1.8%) during the current quarter due to a decrease in the cost of borrowed funds. The weighted-average cost of borrowed funds was 4.99% for the current quarter compared to 5.32% for the three months ended June 30, 1998. Borrowed funds averaged $17.2 million during the quarter ended June 30, 1999, up $600 thousand (3.6%) from $16.6 million for the quarter ended June 30, 1998.

     Noninterest income for the quarter ended June 30, 1999 was $416 thousand, up $69 thousand (19.9%) from $347 thousand for the three months ended June 30, 1998. During the current quarter, fees and service charges increased $95 thousand (45.2%) and income from Trust operations increased $14 thousand (18.4%) compared to the three months ended June 30, 1998.

     Noninterest expense for the quarter ended June 30, 1999 was $2.2 million, up $215 thousand (10.8%) from $2.0 million for the three months ended June 30, 1998. The increase in compensation and benefits was due to additional staffing and the increased cost of employee benefits. The increases in occupancy and equipment, and data processing reflect investments in technology and new products and services. The Bancorp's efficiency ratio was 54.8% for the quarter ended June 30, 1999 compared to 56.1% for the three months ended June 30, 1998. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended June 30, 1999 totaled $706 thousand compared to $612 thousand for the three months ended June 30, 1998, an increase of $94 thousand (15.4%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp were 40% for the three months ended June 30, 1999 and 1998.

RESULTS OF OPERATIONS - COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

     Net income for the six months ended June 30, 1999 was $2.0 million compared to $1.8 million for the six months ended June 30, 1998, an increase of $200 thousand (11.0%). The earnings represent a ROA of 1.16% for the current six months compared to 1.12% for the six months ended June 30, 1998. The ROE was 12.72% for the current six months compared to 12.16% for the six months ended June 30, 1998.

     Net interest income for the six months ended June 30, 1999 was $7.0 million, up $632 thousand (9.9%) from $6.4 million for the six months ended June 30, 1998. The increase in net interest income was due to a lower cost of funds. The weighted-average yield on interest-earning assets was 7.56% for the six months ended June 30, 1999 compared to 8.08% for the six months ended June 30, 1998. The weighted-average cost of funds for the six months ended June 30, 1999, was 3.55% compared to 4.26% for the six months ended June 30, 1998. The impact of the 7.56% return on interest-earning assets and the 3.55% cost of funds resulted in an interest rate spread of 4.01% for the current six months compared to 3.82% for the six months ended June 30, 1998. During the current six months total interest income decreased by $15 thousand (0.1%) while total interest expense decreased by $647 thousand (10.4%). The net interest margin was 4.00% for the six months ended June 30, 1999 compared to 3.90% for the six months ended June 30, 1998.

     During the six months ended June 30, 1999, interest income from loans decreased by $243 thousand (2.1%) compared to the six months ended June 30, 1998. The decrease was due to a decrease in the loan portfolio yield. The weighted-average yield on loans outstanding was 7.89% for the current six months compared to 8.36% for the six months ended June 30, 1998. Loan balances averaged $281.8 million for the current six months, up $10.3 million (3.8%) from $271.5 million for the six months ended June 30, 1998. During the six months ended June 30, 1999, interest income on investments and other deposits increased by $228 thousand (18.5%) compared to the six months ended June 30, 1998. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 5.76% for the current six months compared to 6.17% for the six months ended June 30, 1998. Securities and other deposits averaged $50.7 million for the current six months, up $10.8 million (27.1%) from $39.9 million for the six months ended June 30, 1998.

     Interest expense for deposits decreased by $640 thousand (11.1%) during the current six months compared to the six months ended June 30, 1998. The decrease was due to a lower cost of funds. The weighted-average rate paid on deposits for the six months ended June 30, 1999 was 3.46% compared to 4.19% for the six months ended June 30, 1998. The lower cost of funds was due to growth in core deposits (checking accounts, savings accounts and money market accounts). Core deposits averaged $136.0 million for the current six months, up $23.4 million (20.8%) from $112.6 million for the six months ended June 30, 1998. Total deposit balances averaged $296.9 million for the current six months, up $21.4 million (7.8%) from $275.5 for the six months ended June 30, 1998. Interest expense on borrowed funds decreased by $7 thousand (1.6%) during the current six months due to a decrease in the cost of borrowed funds. The weighted-average cost of borrowed funds was 5.03% for the current six months compared to 5.33% for the six months ended June 30, 1998. Borrowed funds averaged $17.4 million during the six months ended June 30, 1999, up $700 thousand (4.2%) from $16.7 million for the six months ended June 30, 1998.

     Noninterest income for the six months ended June 30, 1999 was $754 thousand, up $97 thousand (14.8%) from $657 thousand for the six months ended June 30, 1998. During the current six months, fees and service charges increased $98 thousand (23.0%) and income from Trust operations increased $15 thousand (9.2%) compared to the six months ended June 30, 1998.

     Noninterest expense for the six months ended June 30, 1999 was $4.3 million, up $335 thousand (8.5%) from $4.0 million for the six months ended June 30, 1998. The increase in compensation and benefits was due to additional staffing, annual salary increases and the increased cost of employee benefits. The increases in occupancy and equipment, and data processing reflect investments in technology and new products and services. The Bancorp's efficiency ratio was 55.3% for the six months ended June 30, 1999 compared to 56.3% for the six months ended June 30, 1998.

     Income tax expenses for the six months ended June 30, 1999 totaled $1.3 million compared to $1.2 million for the six months ended June 30, 1998, an increase of $134 thousand (11.1%). The increase was due to an increase in pretax earnings during the current six months. The combined effective federal and state tax rates for the Bancorp were 40% for the six months ended June 30, 1999 and 1998.

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

         At June 30, 1999 the awareness, assessment, renovation, validation and implementation phases have been completed. Management has assessed its credit and liquidity risk by evaluating the Year 2000 preparedness of significant customers. At this time, management believes that the overall risk rating for deposit and loan customers is low. Management has identified customers of moderate or high risk and is monitoring their efforts to be Year 2000 ready.

         The current estimate of total Year 2000 program costs is approximately $300 thousand. Management expects to invest approximately $225 thousand in new computers and software that will provide significantly enhanced functionality over the systems that are currently being used. The remaining $75 thousand represents the modification and upgrades to existing systems and equipment. Purchased hardware and software will be capitalized in accordance with Bancorp policy while other remediation costs will be expensed as incurred. Expenditures reported during 1998 totaled $163 thousand. During the six months ended June 30, 1999, expenditures for new computers, system modifications and upgrades totaled $49 thousand. The Bancorp does not expect the cost of Year 2000 compliance to have a material effect on its business, financial position or results of operations.

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

         The Bancorp has designed its Business Contingency Plan to minimize the risk of financial loss for the Bancorp due to disruptions, and ensure timely and orderly resumption of the Bancorp's operations in the event of a disruption. The plan identifies and prioritizes systems, equipment and forms needed for Bancorp operations and customer service; lists individuals responsible for monitoring Year 2000 efforts for each operational area of the Bancorp; lists alternative actions available for systems failing to achieve Year 2000 readiness; provides for target dates for implementation of contingency strategies; assesses the risk of various components of the plan; and provides for independent review of the plan. The Board of Directors and management understand in a recovery situation, the Bancorp may not be able to continue operations at the same level that it currently maintains. However, because the Board of Directors and management have been proactive in their involvement with the Year 2000 project, the Bancorp believes it is well positioned to make timely decisions related to the need to invoke the contingency plan and avoid disruptions to customer service and business operations.

     FORWARD-LOOKING STATEMENTS

           When used in this report and in future filings by the Bancorp with the Securities and Exchange Commission, in the Bancorp's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Bancorp's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bancorp's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

         The Bancorp wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Bancorp's financial performance and could cause the Bancorp's actual results for future periods to differ materially from those anticipated or projected.

         The Bancorp does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                           PART II - Other Information
                           ---------------------------

         Item 1.  LEGAL PROCEEDINGS
                  The registrant is not party to any material legal proceedings. No significant changes in legal proceedings of the Bancorp occurred during the quarter.

         Item 2.  CHANGES IN SECURITIES
                  Not applicable.

         Item 3.  DEFAULTS UPON SENIOR SECURITIES
                  Not applicable.

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NorthWest Indiana Bancorp held its annual meeting of shareholders on April 21, 1999. At this meeting the security holders:

                  1. Elected the following directors for the registrant, whose term of office continued after the meeting:

                                                           Number of Votes
                                                         For          Withheld
                                                       ---------      --------

                         Frank J. Bochnowski           2,008,900        3,000
                         Lourdes M. Dennison           2,011,900            0
                         Gloria C. Gray                2,008,900        3,000

                      Other directors whose term of office as a director continued after the meeting include:

                         David A. Bochnowski  Jerome F. Vrabel   James L. Wieser
                         Leroy F. Cataldi     Stanley E. Mize

                  2. Ratified the appointment of Crowe, Chizek and Company LLP as the auditors for the registrant for the year ending December 31, 1999.

                                              For          Against      Abstain
                                           ---------       -------      -------
                         Numbr of Votes:   2,024,696           0         3,066

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




                           NORTHWEST INDIANA BANCORP



Date: August 11, 1999      /s/ David A. Bochnowski
                           -----------------------------------------------------

                           David A. Bochnowski
                           Chairman of the Board and Chief Executive Officer



Date: August 11, 1999      /s/ Edward J. Furticella
                           -----------------------------------------------------

                           Edward J. Furticella
                           Vice President, Chief Financial Officer and Treasurer