Form 10-Q
period 1999-09-30
NORTHWEST INDIANA BANCORP
filed 1999-11-10
CIK 919864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     --------------------------------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended SEPTEMBER 30, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from____________ to ______________

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
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 2,761,516 shares of the registrant's Common Stock, without par value, outstanding at September 30, 1999.




                            NORTHWEST INDIANA BANCORP
                                      INDEX



                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I.  Consolidated Financial Statements

         Item 1.  Consolidated Financial Statements of NorthWest Indiana Bancorp

                  Consolidated Balance Sheets, September 30, 1999 and December 31, 1998                  1

                  Consolidated Statements of Income, Three Months and Nine Months Ended
                      September 30, 1999 and 1998                                                        2


                  Consolidated Statements of Changes in Stockholders' Equity, Nine Months Ended
                      September 30, 1999 and 1998                                                        3

                  Consolidated Statements of Cash Flows,
                      Nine Months Ended September 30, 1999 and 1998                                      4

                  Notes to Consolidated Financial Statements                                           5-6

                  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                            7-16


PART II.  Other Information                                                                              17

SIGNATURES                                                                                               18



                                                      NorthWest Indiana Bancorp
                                                     Consolidated Balance Sheets
                                                             (unaudited)

                                                                                  September 30,        December 31,
(Dollars in thousands)                                                                1999                 1998
                                                                                   ---------            ---------

ASSETS

Cash and non-interest bearing balances in financial institutions ..............    $  11,471            $  12,729
Interest bearing balances in financial institutions ...........................        4,690               10,111
Federal funds sold ............................................................        2,500                4,500
                                                                                   ---------            ---------

    Total cash and cash equivalents ...........................................       18,661               27,340

Securities available-for-sale .................................................       24,825               20,522
Securities held-to-maturity (fair value: September 30, 1999 - $15,358;
     December 31, 1998 - $14,236) .............................................       15,543               14,133
Loans held for sale ...........................................................          606                  598
Loans receivable ..............................................................      289,470              273,433
Less: allowance for loan losses ...............................................       (3,295)              (3,132)
                                                                                   ---------            ---------
    Net loans receivable ......................................................      286,175              270,301
Federal Home Loan Bank stock ..................................................        1,777                1,695
Accrued interest receivable ...................................................        2,252                2,298
Premises and equipment ........................................................        6,484                6,715
Foreclosed real estate ........................................................           69                   32
Other assets ..................................................................        1,906                1,783
                                                                                   ---------            ---------

    Total assets ..............................................................    $ 358,298            $ 345,417
                                                                                   =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Non-interest bearing ........................................................    $  26,660            $  22,346
  Interest bearing ............................................................      275,152              270,876
                                                                                   ---------            ---------
    Total .....................................................................      301,812              293,222
Borrowed funds ................................................................       20,572               17,320
Accrued expenses and other liabilities ........................................        3,576                3,559
                                                                                   ---------            ---------

    Total liabilities .........................................................      325,960              314,101

Commitments and contingencies .................................................         --                   --

Stockholders' Equity:
Preferred stock, no par or stated value;
  10,000,000 shares authorized, none outstanding ..............................         --                   --
Common stock, no par or stated value; 10,000,000 shares authorized;
  shares issued:  September 30, 1999 - 2,767,416,
                      December 31, 1998  - 2,763,156;
  shares outstanding:  September 30, 1999 - 2,761,516,
                           December 31, 1998 - 2,763,156 ......................          346                  345
Additional paid in capital ....................................................        2,970                2,950
Accumulated other comprehensive income ........................................         (145)                 114
Retained earnings - substantially restricted ..................................       29,293               27,907
Treasury stock: September 30, 1999 - 5,900 common shares at cost ..............         (126)                --
                                                                                   ---------            ---------

    Total stockholders' equity ................................................       32,338               31,316
                                                                                   ---------            ---------

    Total liabilities and stockholders' equity ................................    $ 358,298            $ 345,417
                                                                                   =========            =========


See accompanying notes to consolidated financial statements.



                                                      NorthWest Indiana Bancorp
                                                  Consolidated Statements of Income
                                                             (unaudited)

                                                                                Three Months Ended              Nine Months Ended
(Dollars in thousands, except per share data)                                    September 30,                     September 30,
                                                                               1999            1998            1999            1998
                                                                             -------         -------         -------         -------
Interest income:
  Loans receivable
    Real estate loans ..............................................         $ 4,953         $ 4,933         $14,599         $14,941
    Commercial loans ...............................................             578             529           1,628           1,567
    Consumer loans .................................................             223             199             638             507
                                                                             -------         -------         -------         -------
      Total loan interest ..........................................           5,754           5,661          16,865          17,015
  Securities .......................................................             614             522           1,717           1,478
  Other interest earning assets ....................................             102             157             459             433
                                                                             -------         -------         -------         -------
      Total interest income ........................................           6,470           6,340          19,041          18,926
                                                                             -------         -------         -------         -------

Interest expense:
  Deposits .........................................................           2,537           2,868           7,676           8,647
  Borrowed funds ...................................................             237             230             674             674
                                                                             -------         -------         -------         -------
      Total interest expense .......................................           2,774           3,098           8,350           9,321
                                                                             -------         -------         -------         -------

Net interest income ................................................           3,696           3,242          10,691           9,605
Provision for loan losses ..........................................              75              25             175              65
                                                                             -------         -------         -------         -------
Net interest income after provision for loan losses ................           3,621           3,217          10,516           9,540
                                                                             -------         -------         -------         -------

Noninterest income:
  Fees and service charges .........................................             339             216             864             643
  Trust operations .................................................              91              72             269             235
  Gain on sale of earning assets, net ..............................               0              26              48              80
  Gain on sale of foreclosed real estate ...........................              15               5              15              15
  Other ............................................................               1            --                 4               3
                                                                             -------         -------         -------         -------
      Total noninterest income .....................................             446             319           1,200             976
                                                                             -------         -------         -------         -------

Noninterest expense:
  Compensation and benefits ........................................           1,190           1,049           3,396           3,079
  Occupancy and equipment ..........................................             391             366           1,162           1,089
  Data processing ..................................................             128             107             372             315
  Advertising ......................................................              25              22             109             112
  Federal insurance premium ........................................              42              41             126             124
  Other ............................................................             462             380           1,358           1,196
                                                                             -------         -------         -------         -------
      Total noninterest expense ....................................           2,238           1,965           6,523           5,915
                                                                             -------         -------         -------         -------

Income before income tax expenses ..................................           1,829           1,571           5,193           4,601
Income tax expenses ................................................             726             626           2,065           1,831
                                                                             -------         -------         -------         -------
Net income .........................................................         $ 1,103         $   945         $ 3,128         $ 2,770
                                                                             =======         =======         =======         =======

Earnings per common share:
    Basic ..........................................................         $  0.40         $  0.34         $  1.13         $  1.01
                                                                             =======         =======         =======         =======
    Diluted ........................................................         $  0.40         $  0.34         $  1.12         $  1.00
                                                                             =======         =======         =======         =======
Dividend declared per common share .................................         $  0.21         $ 0.185         $  0.63         $ 0.555
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



                                                      NorthWest Indiana Bancorp
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                             (unaudited)

                                                                                            Nine Months Ended
(Dollars in thousands, except per share data)                                                  September 30,
                                                                                        1999                    1998
                                                                                      --------                --------

Balance at beginning of period ..............................................         $ 31,316                $ 29,482

Accumulated other comprehensive income:
   Net income ...............................................................            3,128                   2,770
   Net unrealized gain/(loss) on securities
      available-for-sale, net of tax effects ................................             (259)                     73
                                                                                      --------                --------
         Comprehensive income ...............................................            2,869                   2,843

Issuance of shares of common stock:
   4,260 shares at $4.66 - $10.63 per share and
   180 shares at $5.75 - $10.63 per share for the
   nine months ended September 30, 1999 and 1998 ............................               21                       2

Cash dividends:
   $0.63 per share and $0.555 per share for the
   nine months ended September 30, 1999 and 1998 ............................           (1,742)                 (1,534)

Purchase of 5,900 shares of treasury stock ..................................             (126)                   --
                                                                                      --------                --------

Balance at end of period ....................................................         $ 32,338                $ 30,793
                                                                                      ========                ========


See accompanying notes to consolidated financial statements.



                                                                  NorthWest Indiana Bancorp
                                                            Consolidated Statements of Cash Flows
                                                                         (unaudited)
                                                                                              Nine Months Ended
(Dollars in thousands)                                                                           September 30,
                                                                                           1999                1998
                                                                                         --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................................    $  3,128            $  2,770
                                                                                         --------            --------
   Adjustments to reconcile net income to net cash provided by operating activities:
       Origination of loans for sale ................................................      (2,466)             (2,004)
       Sale of loans originated for sale ............................................       2,449               1,856
       Depreciation and amortization, net of accretion ..............................         690                 644
       Amortization of mortgage servicing rights ....................................           8                   4
       Net gains on available-for-sale securities ...................................          (1)               --
       Net gains on held-to-maturity securities .....................................         (11)               --
       Net gains on sale of loans ...................................................         (34)                (79)
       Net gains on sale of foreclosed real estate ..................................         (15)                (15)
       Provision for loan losses ....................................................         175                  65
       Net change in:
          Interest receivable .......................................................          46                 (57)
          Other assets ..............................................................          85                (483)
          Accrued expenses and other liabilities ....................................          17                 240
                                                                                         --------            --------

            Total adjustments .......................................................         943                 171
                                                                                         --------            --------

            Net cash from operating activities ......................................       4,071               2,941
                                                                                         --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in loans receivable ...................................................     (15,902)                180
   Purchase of:
      Securities available-for-sale .................................................     (10,969)             (5,048)
      Securities held-to-maturity ...................................................      (7,229)             (6,667)
      Federal Home Loan Bank stock ..................................................         (82)                (49)
      Loan participations purchased .................................................        (300)               (500)
      Premises and equipment, net ...................................................        (390)               (472)
   Proceeds from:
      Maturities of securities available-for-sale ...................................       6,160                --
      Maturities of securities held-to-maturity .....................................       5,595               8,000
      Principal collected on mortgage-backed securities .............................         241                 375
      Sale of foreclosed real estate ................................................         131                 482
                                                                                         --------            --------

            Net cash from investing activities ......................................     (22,745)             (3,699)
                                                                                         --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in deposits ...............................................................       8,590               7,961
   Proceeds from FHLB advances ......................................................       6,000               4,000
   Repayment of FHLB advances .......................................................      (2,000)               --
   Change in other borrowed funds ...................................................        (748)             (1,788)
   Proceeds from issuance of common stock ...........................................          21                   2
   Dividends paid ...................................................................      (1,742)             (1,534)
   Purchase of treasury stock .......................................................        (126)               --
                                                                                         --------            --------

      Net cash from financing activities ............................................       9,995               8,641
                                                                                         --------            --------

      Net change in cash and cash equivalents .......................................      (8,679)              7,883
   Cash and cash equivalents at beginning of period .................................      27,340              10,653
                                                                                         --------            --------

   Cash and cash equivalents at end of period .......................................    $ 18,661            $ 18,536
                                                                                         ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest ......................................................................    $  8,394            $  9,360
      Income taxes ..................................................................    $  2,309            $  2,053
   Transfers from loans to foreclosed real estate ...................................    $    121            $    391

See accompanying notes to consolidated financial statements.

                            NORTHWEST INDIANA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the
Bank), and the Bank's wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp's earnings are dependent upon the earnings of the Bank. Peoples Service Corporation is inactive. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of September 30, 1999 and December 31, 1998, and the statements of income for the three and nine months ended September 30, 1999 and 1998, and changes in stockholders' equity and cash flows for the nine months ended September 30, 1999 and 1998. The income reported for the nine month period ended September 30, 1999 is not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK

         The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

NOTE 3 - RECLASSIFICATIONS

         Certain amounts reported in the December 31, 1998 consolidated financial statements have been reclassified to conform to the September 30, 1999 presentation.

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

         At September 30, 1999 and December 31, 1998, commitments to make loans totaled $61.4 million and $40.0 million, respectively and standby letters of credit totaled $1.3 million and $1.9 million, respectively. At September 30, 1999, $50.7 million (83%) of the commitments were at variable rates.

         Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

NOTE 5 - STOCK REPURCHASE PROGRAM

         On August 18, 1999, the Board of Directors authorized a stock repurchase program for 50,000 shares of the Bancorp's Common Stock, representing approximately 1.8% of the total shares outstanding. As of September 30, 1999, the Bancorp repurchased 5,900 shares of common stock at an average price of $21.33 per share.

NOTE 6 - EARNINGS PER SHARE

         On February 28, 1999, the Bancorp effected a two-for-one common stock split as a share dividend. Earnings and dividends per share and other share related information is restated for the stock split.

         A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations is presented below:

                                                                             Three Months Ended              Nine Months Ended
                                                                               September 30,                     September 30,
                                                                           1999             1998             1999            1998
                                                                           ----             ----             ----            ----
Basic Earnings Per Common Share:
     Net income available to common stockholders ...............       $1,103,000       $  945,000       $3,128,000       $2,770,000
                                                                       ==========       ==========       ==========       ==========

     Weighted-average common shares outstanding ................        2,766,562        2,763,090        2,765,527        2,763,044
                                                                       ==========       ==========       ==========       ==========

     Basic earnings per common share ...........................       $     0.40       $     0.34       $     1.13       $     1.01
                                                                       ==========       ==========       ==========       ==========

Diluted Earnings Per Common Share:
     Net income available to common stockholders ...............       $1,103,000       $  945,000       $3,128,000       $2,770,000
                                                                       ==========       ==========       ==========       ==========

     Weighted-average common shares outstanding ................        2,766,562        2,763,090        2,765,527        2,763,044

     Add: dilutive effect of assumed stock
         option exercises ......................................           26,808           29,470           29,746           29,262
                                                                       ----------       ----------       ----------       ----------

     Weighted-average common and dilutive potential
         common shares outstanding .............................        2,793,370        2,792,560        2,795,273        2,792,306
                                                                       ==========       ==========       ==========       ==========

     Diluted earnings per common share .........................       $     0.40       $     0.34       $     1.12       $     1.00
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

         At September 30, 1999, the Bancorp had total assets of $358.3 million and total deposits of $301.8 million. Stockholders' equity totaled $32.3 million or 9.0% of total assets, with book value per share at $11.71. The annualized return on average assets (ROA) was 1.19%, while the annualized return on average stockholders' equity (ROE) was 13.03%, for the nine months ended September 30, 1999.

FINANCIAL CONDITION

         During the nine months ended September 30, 1999, total assets increased by $12.9 million (3.7%), with interest-earning assets increasing by $14.4 million (4.4%). At September 30, 1999, interest-earning assets totaled $339.4 million and represented 94.7% of total assets.

         Loans receivable totaled $289.5 million which represented 85.3% of interest-earning assets, 80.8% of total assets and 95.9% of total deposits. The loan portfolio includes $14.7 million (5.1%) in construction and development loans, $160.2 million (55.3%) in residential mortgage loans, $78.8 million (27.2%) in commercial and multifamily real estate loans, $10.7 million (3.7%) in consumer loans, and $25.1 million (8.7%) in commercial business and other loans. Adjustable rate loans comprised 52% of total loans at September 30, 1999. During the nine months ended September 30, 1999, loans increased by $16.0 million (5.9%). The growth is a result of a strong local economy, favorable interest rates and aggressive marketing and call programs.

         The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of thirty years. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp's efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the nine months ended September 30, 1999, the Bancorp sold $2.4 million in fixed rate mortgage loans. Net gains realized from the sales totaled $34 thousand. Mortgage loan servicing income totaled $13 thousand. At September 30, 1999, the Bancorp had $606 thousand classified as loans held for sale.

         The primary objective of the Bancorp's investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLB). Investments are generally for terms ranging from one day to five years. At September 30, 1999, the investment portfolio totaled $40.4 million and was invested as follows: 83.0% in U.S. government agency debt securities, 14.9% in U.S. government debt securities, and 2.0% in U.S. government agency mortgage-backed securities. At September 30, 1999, securities available-for-sale totaled $24.8 million or 61.4% of total securities. The available-for-sale portfolio permits the active management of the Bancorp's liquidity position. During the nine months ended September 30, 1999, investment securities increased by $5.7 million (16.5%). At September 30, 1999, the Bancorp had $4.7 million in interest-bearing balances at the FHLB and $2.5 million in federal funds sold.


         Management believes that the credit risk profile of the earning asset portfolio is relatively low. The table which follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000's).

                                                                                September 30, 1999        December 31, 1998
                                                                                     #      Amount         #      Amount
                                                                                  ------    ------       ------   ------
               Loans accounted for on a non-accrual basis:
               Real estate loans:
                  Residential                                                         10    $  563           15   $  636
                  Commercial                                                        --        --              2      131
               Commercial business loans                                            --        --              1       69
               Consumer loans                                                          3        54            1       18
                                                                                  ------    ------       ------   ------
               Total                                                                  14    $  617           19   $  854
                                                                                  ======    ======       ======   ======

               Accruing loans which are contractually past due 90 days or more: Real estate loans:
                  Residential                                                         10    $  292           11   $  429
                  Commercial                                                           1        41         --       --
               Commercial business loans                                            --        --              1      188
               Consumer loans                                                          1         4         --       --
                                                                                  ------    ------       ------   ------

               Total                                                                  12    $  337            5   $  617
                                                                                  ======    ======       ======   ======

               Total of non-accrual and accruing loans 90 days or more
                  past due loans                                                      26    $  954           31   $1,471
                                                                                  ======    ======       ======   ======

               Foreclosed real estate                                                  1    $   69            1   $   32
                                                                                  ======    ======       ======   ======

               Ratio of non-performing loans to total assets                             0.27%                 0.43%
               Ratio of non-performing loans to total loans                              0.33%                 0.54%
               Ratio of foreclosed real estate to total assets                           0.02%                 0.01%
               Ratio of non-performing assets to total assets                            0.29%                 0.44%


         At September 30, 1999, $707 thousand of the Bancorp's loans were internally classified as substandard. The total represents 19 loans. Two consumer loans totaling $13 thousand were classified as doubtful. No loans were classified as loss. Classified loans include nonperforming loans disclosed in the previous table. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At September 30, 1999, other than the credits identified above there was no material credit that would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.


         Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the nine months ended September 30, 1999, additions to the ALL account totaled $175 thousand compared to $65 thousand for the nine months ended September 30, 1998. Charge-offs net of recoveries totaled $12 thousand during the nine months ended September 30, 1999. The amount provided during the current nine months was based on loan activity, changes within the loan portfolio mix, and resulting changes in management's assessment of portfolio risk. At September 30, 1999, the balance in the ALL account totaled $3.3 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

         The table below sets forth the allocation of the ALL and related ratios on the dates indicated. The amounts are in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.

                                                                          September 30, 1999       December  31,  1998
                                                                          ------------------       -------------------
               Real estate loans:
                    Residential                                         $  302           55.3%    $  302          56.3%
                    Commercial and other dwelling                        1,106           27.2        953          24.5
                    Construction and development                           275            5.1        268           7.0
               Consumer loans                                              200            3.7        196           3.7
               Commercial business loans and other loans                   918            8.7        630           8.5
               Unallocated                                                 494                       783
                                                                        ------       --------     ------      --------
               Total                                                    $3,295          100.0%    $3,132         100.0%
                                                                        ======       ========     ======      ========

               Ratio of ALL to loans outstanding                                1.14%                    1.14%
               Ratio of ALL to non-performing loans                             345.4%                  212.9%

         At September 30, 1999, no portion of the ALL was allocated to impaired loan balances as the Bancorp had no individual loans considered to be impaired loans as of, or for the nine months ended September 30, 1999. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been evaluated on a pooled basis. During the nine months ended September 30, 1999, additions to the ALL were allocated to the commercial real estate loans and commercial business loans due to the growth in these portfolios and the additional risk related to these products.

         Deposits are the major source of funds for lending and other investment purposes. At September 30, 1999, deposits totaled $301.8 million. During the nine months ended September 30, 1999, deposit growth totaled $8.6 million (2.9%). Savings accounts remained stable, increasing by $24 thousand (0.0%), checking accounts increased $5.8 million (11.5%), money market deposit accounts (MMDA's) increased $10.8 million (32.5%) while certificates of deposit decreased by $8.0 million (5.0%). The growth in core deposits (checking accounts and MMDA's ) was a result of competitive product offerings and an aggressive marketing program. The decrease in certificates of deposit was caused by management's decision to let high dollar, high cost funds mature. At September 30, 1999, the deposit base was comprised of 16.3% savings accounts, 14.6% MMDA's, 18.7% checking accounts and 50.4% certificates of deposit. At September 30, 1999, repurchase agreements totaled $3.1 million. Other short-term borrowings totaled $1.5 million. The Bancorp had $16.0 million in FHLB advances with a weighted-average maturity of 3.0 years.

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

         During the nine months ended September 30, 1999, cash and cash equivalents decreased by $8.7 million compared to a $7.9 million increase for the nine months ended September 30, 1998. The decrease reflects the reduction of interest bearing balances in financial institutions and federal funds sold, as funds were used for loan originations. The primary sources of cash were deposit growth, proceeds from maturities of securities and cash provided by operating activities. The primary uses of cash were the loan originations, purchase of securities and the payment of common stock dividends. During the current nine months cash provided by operating activities totaled $4.1 million compared to $2.9 million for the nine months ended September 30, 1998. The increase was due primarily to increased earnings. Cash outflows from investing activities reflect strong loan demand during the nine months ended September 30, 1999. The increase in loans receivable and loan participations purchased totaled $16.2 million compared to a $320 thousand decrease for the nine months ended September 30, 1998. Cash flows from financing activities totaled $10.0 million during the current period compared to $8.6 million for the nine months ended September 30, 1998. During the current period the Bancorp paid dividends on common stock of $1.7 million. Deposit growth totaled $8.6 million compared to $8.0 million for the nine months ended September 30, 1998, while borrowed funds and proceeds from FHLB advances increased by $3.3 million compared to a $2.2 million for the nine months ended September 30, 1998.

         On August 18, 1999, the Board of Directors authorized a stock repurchase program for 50,000 shares of the Bancorp's Common Stock, representing approximately 1.8% of the total shares outstanding. As of September 30, 1999, the Bancorp repurchased 5,900 shares of common stock at an average price of $21.33 per share.



                                      `10

         Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 1999, stockholders' equity increased by $1.0 million (3.3%). The increase resulted primarily from earnings of $3.1 million during the period. In addition, $21 thousand represents proceeds from the exercise of 4,260 stock options. The Bancorp paid $1.7 million in cash dividends and $126 thousand for the repurchase of common stock during the nine month period. The net unrealized loss on available-for-sale securities was $259 thousand for the period.

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

         The following table shows that, at September 30, 1999, the Bancorp's capital exceeded all regulatory capital requirements. At September 30, 1999, the Bancorp's and the Bank's regulatory capital ratios were substantially the same. The dollar amounts are in millions.


                                                                                          Required for         To be well
                                                                           Actual        adequate capital      capitalized
                                                                           ------        ----------------      -----------
                                                                       Amount Ratio      Amount  Ratio        Amount Ratio
                                                                       ------------      ------  -----        ------------

          Total capital to risk-weighted assets                     $  35.4     15.0%   $  18.9     8.0%   $  23.6     10.0%

          Tier I capital to risk-weighted assets                    $  32.5     13.7%   $   9.4     4.0%   $  14.1      6.0%

          Tier I capital to adjusted average assets                 $  32.5      9.2%   $  10.6     3.0%   $  17.7      5.0%


RESULTS OF OPERATIONS - COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1999 TO THE QUARTER ENDED SEPTEMBER 30, 1998

         Net income for the three months ended September 30, 1999 was $1.1 million compared to $945 thousand for the quarter ended September 30, 1998, an increase of $158 thousand (16.7%). The earnings represent a ROA of 1.24% for the current quarter compared to 1.15% for the quarter ended September 30, 1998. The ROE was 13.54% for the current quarter compared to 12.33% for the quarter ended September 30, 1998.

         Net interest income for the three months ended September 30, 1999 was $3.7 million, up $454 thousand (14.0%) from $3.2 million for the three months ended September 30, 1998. The increase in net interest income was due to a lower cost of funds. The weighted-average yield on interest-earning assets was 7.68% for the three months ended September 30, 1999 compared to 8.08% for the three months ended September 30, 1998. The weighted-average cost of funds for the quarter ended September 30, 1999, was 3.49% compared to

4.21% for the quarter ended September 30, 1998. The impact of the 7.68% return on interest-earning assets and the 3.49% cost of funds resulted in an interest rate spread of 4.19% for the current quarter compared to 3.87% for the quarter ended September 30, 1998. During the current quarter total interest income increased by $130 thousand (2.1%) while total interest expense decreased by $324 thousand (10.5%). The net interest margin was 4.18% for the three months ended September 30, 1999 compared to 3.95% for the quarter ended September 30, 1998.

         During the three months ended September 30, 1999, interest income from loans increased by $93 thousand (1.6%) compared to the three months ended September 30, 1998. The increase was due to higher average daily balances. The weighted-average yield on loans outstanding was 7.95% for the current quarter compared to 8.38% for the three months ended September 30, 1998. Loan balances averaged $289.7 million for the current quarter, up $19.4 million (7.2%) from $270.3 million for the three months ended September 30, 1998. During the three months ended September 30, 1999, interest income on investments and other deposits increased by $37 thousand (5.4%) compared to the quarter ended September 30, 1998. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 6.05% for the current quarter compared to 6.22% for the three months ended September 30, 1998. Securities and other deposits averaged $47.4 million for the current quarter, up $3.7 million (8.5%) from $43.7 million for the three months ended September 30, 1998.

         Interest expense for deposits decreased by $331 thousand (11.5%) during the current quarter compared to the three months ended September 30, 1998. The decrease was due to a lower cost of funds. The weighted-average rate paid on deposits for the three months ended September 30, 1999 was 3.39% compared to 4.13% for the quarter ended September 30, 1998. The lower cost of funds was due to growth in core deposits (checking accounts, savings accounts and money market accounts). Core deposits averaged $147.6 million for the current quarter, up $25.3 million (20.7%) from $122.3 million for the quarter ended September 30, 1998. Total deposit balances averaged $299.7 million for the current quarter, up $22.0 million (7.9%) from $277.7 for the quarter ended September 30, 1998. Interest expense on borrowed funds increased by $7 thousand (3.0%) during the current quarter due to increases in average daily balances. The weighted-average cost of borrowed funds was 5.23% for the current quarter compared to 5.55% for the three months ended September 30, 1998. Borrowed funds averaged $18.2 million during the quarter ended September 30, 1999, up $1.7 million (10.3%) from $16.5 million for the quarter ended September 30, 1998.

         Noninterest income for the quarter ended September 30, 1999 was $446 thousand, up $127 thousand (39.8%) from $319 thousand for the three months ended September 30, 1998. During the period the Bancorp continued to implement initiatives focused on improving income from Bank operations. As a result, fees and service charges increased $123 thousand (56.9%) and income from Trust operations increased $19 thousand (26.4%) compared to the three months ended September 30, 1998.

         Noninterest expense for the quarter ended September 30, 1999 was $2.2 million, up $273 thousand (13.9%) from $2.0 million for the three months ended September 30, 1998. The increase in compensation and benefits was due to additional staffing and the increased cost of employee benefits. The increases in occupancy and equipment, and data processing reflect investments in technology and new products and services. The Bancorp's efficiency ratio was 54.2% for the quarter ended September 30, 1999 compared to 55.0% for the three months ended September 30, 1998. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

         Income tax expenses for the three months ended September 30, 1999 totaled $726 thousand compared to $626 thousand for the three months ended September 30, 1998, an increase of $100 thousand (16.0%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp were 40% for the three months ended September 30, 1999 and 1998.


RESULTS OF OPERATIONS - COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net income for the nine months ended September 30, 1999 was $3.1 million compared to $2.8 million for the nine months ended September 30, 1998, an increase of $358 thousand (12.9%). The earnings represent a ROA of 1.19% for the current nine months compared to 1.13% for the nine months ended September 30, 1998. The ROE was 13.03% for the current nine months compared to 12.21% for the nine months ended September 30, 1998.

         Net interest income for the nine months ended September 30, 1999 was $10.7 million, up $1.1 million (11.3%) from $9.6 million for the nine months ended September 30, 1998. The increase in net interest income was due to a lower cost of funds. The weighted-average yield on interest-earning assets was 7.60% for the nine months ended September 30, 1999 compared to 8.08% for the nine months ended September 30, 1998. The weighted-average cost of funds for the nine months ended September 30, 1999, was 3.53% compared to 4.24% for the nine months ended September 30, 1998. The impact of the 7.60% return on interest-earning assets and the 3.53% cost of funds resulted in an interest rate spread of 4.07% for the current nine months compared to 3.84% for the nine months ended September 30, 1998. During the current nine months total interest income increased by $115 thousand (0.6%) while total interest expense decreased by $971 thousand (10.4%). The net interest margin was 4.06% for the nine months ended September 30, 1999 compared to 3.92% for the nine months ended September 30, 1998.

         During the nine months ended September 30, 1999, interest income from loans decreased by $150 thousand (0.9%) compared to the nine months ended September 30, 1998. The decrease was due to a decrease in the loan portfolio yield. The weighted-average yield on loans outstanding was 7.91% for the current nine months compared to 8.37% for the nine months ended September 30, 1998. Loan balances averaged $284.4 million for the current nine months, up $13.3 million (4.9%) from $271.1 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, interest income on investments and other deposits increased by $265 thousand (12.2%) compared to the nine months ended September 30, 1998. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 5.86% for the current nine months compared to 6.19% for the nine months ended September 30, 1998. Securities and other deposits averaged $49.6 million for the current nine months, up $8.4 million (20.4%) from $41.2 million for the nine months ended September 30, 1998.

         Interest expense for deposits decreased by $971 thousand (11.2%) during the current nine months compared to the nine months ended September 30, 1998. The decrease was due to a lower cost of funds. The weighted-average rate paid on deposits for the nine months ended September 30, 1999 was 3.44% compared to 4.17% for the nine months ended September 30, 1998. The lower cost of funds was due to growth in core deposits (checking accounts, savings accounts and money market accounts). Core deposits averaged $139.8 million for the current nine months, up $23.9 million (20.6%) from $115.9 million for the nine months ended September 30, 1998. Total deposit balances averaged $297.8 million for the current nine months, up $21.5 million (7.8%) from $276.3 for the nine months ended September 30, 1998. Interest expense on borrowed funds was $674 thousand for both nine month periods. The weighted-average cost of borrowed funds was 5.10% for the current nine months compared to 5.40% for the nine months ended September 30, 1998. Borrowed funds averaged $17.6 million during the nine months ended September 30, 1999, up $1 million (6.0%) from $16.6 million for the nine months ended September 30, 1998.

         Noninterest income for the nine months ended September 30, 1999 was $1.2 million, up $224 thousand (23.0%) from $976 thousand for the nine months ended September 30, 1998. During the period the Bancorp continued to implement initiatives focused on improving income from Bank operations. As a result, fees and service charges increased $221 thousand (34.4%) and income from Trust operations increased $34 thousand (14.5%) compared to the nine months ended September 30, 1998.

         Noninterest expense for the nine months ended September 30, 1999 was $6.5 million, up $608 thousand (10.3%) from $5.9 million for the nine months ended September 30, 1998. The increase in compensation and benefits was due to additional staffing, annual salary increases and the increased cost of employee benefits. The increases in occupancy and equipment, and data processing reflect investments in technology and new products and services. The Bancorp's efficiency ratio was 54.9% for the nine months ended September 30, 1999 compared to 55.9% for the nine months ended September 30, 1998.

         Income tax expenses for the nine months ended September 30, 1999 totaled $2.1 million compared to $1.8 million for the nine months ended September 30, 1998, an increase of $234 thousand (12.8%). The increase was due to an increase in pretax earnings during the current nine months. The combined effective federal and state tax rates for the Bancorp were 40% for the nine months ended September 30, 1999 and 1998.

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

         In April 1997, the Bancorp implemented an action plan to address the century date change issue so that service and business operations will not be interrupted in the year 2000. This plan meets all FFIEC guidelines and the Bancorp has met all plan deadlines. A project leader and a team of employees have analyzed daily operations, business forms, software, hardware and equipment for year 2000 compliance.

         At September 30, 1999 the awareness, assessment, renovation, validation and implementation phases have been completed. Management has assessed its credit and liquidity risk by evaluating the Year 2000 preparedness of significant customers. At this time, management believes that the overall risk rating for deposit and loan customers is low.

         The current estimate of total Year 2000 program costs is approximately $300 thousand. Management expects to invest approximately $225 thousand in new computers and software that will provide significantly enhanced functionality over the systems that are currently being used. The remaining $75 thousand represents the modification and upgrades to existing systems and equipment. Purchased hardware and software will be capitalized in accordance with Bancorp policy while other remediation costs will be expensed as incurred. Expenditures reported during 1998 totaled $163 thousand. During the nine months ended September 30, 1999, expenditures for new computers, system modifications and upgrades totaled $116 thousand. The Bancorp does not expect the cost of Year 2000 compliance to have a material effect on its business, financial position or results of operations.

         The Bancorp relies heavily on computer technology and third party vendors for computer processing and its business activities. The Year 2000 issue has created risk for the Bancorp from unforeseen problems that could arise internally, as well as, from third parties whom the Bancorp uses to process information. If not adequately addressed, the failure of the Bancorp's computer systems and/or third party's computer systems could have a material impact of the Bancorp's ability to conduct its business. To mitigate this risk, the Board of Directors and management have made a total commitment to resolving all Year 2000 issues. Ongoing communication with third party vendors has been established to monitor their year 2000 efforts. The Bancorp's primary third party processors have stated that they have completed the renovation and testing of their systems for Year 2000 readiness. All systems and interfaces have been tested internally to confirm reported compliance.

         The Bancorp has designed its Business Contingency Plan to minimize the risk of financial loss for the Bancorp due to disruptions, and ensure timely and orderly resumption of the Bancorp's operations in the event of a disruption. The plan identifies and prioritizes systems, equipment and forms needed for Bancorp operations and customer service; lists individuals responsible for monitoring Year 2000 efforts for each operational area of the Bancorp; lists alternative actions available for systems failing to achieve Year 2000 readiness; provides for target dates for implementation of contingency strategies; and assesses the risk of various components of the plan. As of September 30,1999, an independent review of the plan had been completed by the Bancorp's Internal Auditor. The Board of Directors and management understand in a recovery situation, the Bancorp may not be able to continue operations at the same level that it currently maintains. However, because the Board of Directors and management have been proactive in their involvement with the Year 2000 project, the Bancorp believes it is well positioned to make timely decisions related to the need to invoke the contingency plan and avoid disruptions to customer service and business operations.


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

Item 2.           Changes in Securities
                  ---------------------
                  Not applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not applicable.

Item 5.           Other Information
                  -----------------
                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  ---------------------

                  (a)  Exhibits.
                       --------
                       (27)  Financial Data Schedule
                  (b)  Reports On Form 8-K.
                       --------------------
                       NorthWest Indiana Bancorp filed one Form 8-K during the quarter ended September 30, 1999.

                            Date of report:   August 19, 1999
                            Items reported: On August 18, 1999, the Registrant's Board of Directors authorized a stock repurchase program for 50,000 shares relating to the Registrant's Common Stock. The amount represents approximately 1.8% of the total shares outstanding.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      NORTHWEST INDIANA BANCORP



Date:  November 9, 1999               /s/ David A. Bochnowski
                                      ----------------------------------------

                                      David A. Bochnowski
                                      Chairman of the Board and Chief Executive
                                        Officer



Date:  November 9, 1999               /s/ Edward J. Furticella
                                      ------------------------------------------

                                      Edward J. Furticella
                                      Vice President, Chief Financial Officer
                                        and Treasurer