Form 10-K
period 1999-12-31
NORTHWEST INDIANA BANCORP
filed 2000-03-16
CIK 919864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the average bid and ask prices for the registrant's Common Stock at February 29, 2000, at that date, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are "affiliates") was $40,887,259.

There were 2,727,403 shares of the registrant's Common Stock, without par value, outstanding at February 29, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

          1.   1999 Annual Report to Shareholders. (Parts II and IV)

          2. Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders. (Part III)

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

         The Bank is primarily engaged in the business of attracting deposits from the general public and the origination of loans, mostly upon the security of single family residences and commercial real estate, as well as, construction loans and various types of consumer loans and commercial business loans, within its primary market area of Lake County, in northwest Indiana. In addition, the Bank's trust department provides estate administration, estate planning, guardianships, land trusts, retirement planning, self-directed IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts.

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

FORWARD-LOOKING STATEMENTS

         Statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are also intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp's future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this filing, including the following:

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

         LEGISLATION. Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts under a unified charter, to combine regulatory agencies, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. Management cannot predict whether or in what form any of these proposals will be adopted or the extent to which the business of the Bancorp or the Bank may be affected thereby.

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

         INTEREST RATE RISK. The Bancorp's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk (IRR) is the risk that the earnings and capital will be adversely affected by changes in interest rates. While the Bancorp attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, IRR management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Bancorp. To moderate unfavorable operating results in periods of rising or high interest rates, the Bancorp restructures its asset-liability mix on an ongoing basis. Increasing the amount of interest-earning assets that are rate sensitive, extending the maturities of customer deposits, increasing the balances of checking/NOW accounts and utilizing cost effective borrowings are all part of management's commitment toward reducing the Bancorp's overall vulnerability to interest rate risk. While these steps may reduce the overall vulnerability to interest rate risk, the Bancorp will still be adversely affected by a rising or high interest rate environment, and is beneficially affected by a falling or low interest rate environment because rate sensitive liabilities exceed rate sensitive assets within a one year time period. Further discussion of interest rate risk can be found under the caption "Asset/Liability Management and Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Bancorp's 1999 Annual Report to Shareholders.

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

         The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of twenty-five years or longer. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp's efforts to manage interest rate risk. All loan sales are made to the Federal Home Loan Mortgage Corporation ("FHLMC"). Loans are sold in the secondary market with servicing retained by the Bancorp. All loans held for sale are recorded at the lower of cost or market value.

         Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities at December 31, 1999, under the 15% of capital and surplus limitation was approximately $5,367,000. At December 31, 1999, the Bank had no loans that exceeded the regulatory limitations.

         At December 31, 1999, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

         LOAN PORTFOLIO. The following table sets forth selected data relating to the composition of the Bancorp's loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000's).

                                                  1999            1998           1997           1996           1995
                                               ---------       ---------      ---------      ---------      ---------
Type of loan:
Conventional real estate loans:
  Construction and
    development loans                          $  14,847       $  19,211      $  21,440      $  13,248      $   8,913
  Loans on existing
    properties (1)                               240,862         220,755        221,482        208,601        194,779
Consumer loans                                    10,449          10,187          5,661          4,890          3,527
Commercial business, other(2)                     29,655          23,280         23,630         17,957         15,074
                                               ---------       ---------      ---------      ---------      ---------
    Loans receivable(3)                        $ 295,813       $ 273,433      $ 272,213      $ 244,696      $ 222,293
                                               =========       =========      =========      =========      =========
Type of collateral:
Real estate:
  1-to-4 family                                $ 175,963       $ 172,949      $ 178,091      $ 164,590      $ 152,485
  Other dwelling units, land
    and commercial real estate                    79,746          67,018         64,831         57,259         51,207
Consumer loans                                    10,177           9,887          5,410          4,619          3,335
Commercial business, other(2)                     27,374          21,433         21,712         16,306         13,893
                                               ---------       ---------      ---------      ---------      ---------
    Loans receivable    (4)                    $ 293,260       $ 271,287      $ 270,044      $ 242,774      $ 220,920
                                               =========       =========      =========      =========      =========

Average loans outstanding
  during the period (3)                        $ 286,580       $ 271,406      $ 254,219      $ 232,465      $ 221,352
                                               =========       =========      =========      =========      =========

(1) Includes construction loans converted to permanent loans and commercial real estate loans.
(2) Includes government loans and overdrafts to deposit accounts.
(3) Net of unearned income and deferred loan fees.
(4) Net of unearned income and deferred loan fees.  Does not include unsecured loans.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Set forth below is a table showing loan origination, purchase and sale activity for each of the last three years. The amounts are stated in thousands (000's).

                                                       1999                 1998                 1997
                                                     --------             --------             --------
  Loans originated:
  Conventional real estate loans:
      Construction and development loans             $ 13,128             $  9,683             $ 13,168
      Loans on existing property                       43,335               29,448               23,461
      Loans refinanced                                  7,981               10,961               14,824
                                                     --------             --------             --------
           Total conventional real estate
                loans originated                       64,444               50,092               51,453
Commercial business loans                              84,854               59,646               60,944
Consumer loans                                          5,829                6,519                4,591
                                                     --------             --------             --------
           Total loans originated                    $155,127             $116,257             $116,988
                                                     ========             ========             ========

Loan participations purchased                        $    300             $  5,238             $  3,240
                                                     ========             ========             ========
Whole loans and participations sold                  $  3,214             $  3,785             $  1,820
                                                     ========             ========             ========

         LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 1999 regarding the dollar amount of loans in the Bancorp's portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousand's (000's).

                                                               Maturing
                                   --------------------------------------------------------------------
                                                      After one
                                    Within            but within           After
                                   one year           five years          five years            Total
                                   --------            --------            --------            --------
Real estate loans                  $ 40,124            $ 67,608            $147,977            $255,709
Consumer loans                        6,537               3,642                 270              10,449
Commercial business loans            18,582               8,006               3,067              29,655
                                   --------            --------            --------            --------
  Total loans receivable           $ 65,243            $ 79,256            $151,314            $295,813
                                   ========            ========            ========            ========


         The table below sets forth the dollar amount of all loans due after one year from December 31, 1999 which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000's).
                             Predetermined     Floating or
                                  rates       adjustable rates       Total
                             -------------    ----------------    --------
  Real estate loans              $103,234        $112,351         $215,585
  Consumer loans                    3,910               2            3,912
  Commercial business loans         4,963           6,110           11,073
                                 --------        --------         --------
    Total                        $112,107        $118,463         $230,570
                                 ========        ========         ========

         LENDING AREA. The primary lending area of the Bancorp encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter, LaPorte, Newton and Jasper counties in Indiana. During the past 15 years, the communities of Munster, Highland, Crown Point, Dyer, St. John, Merrillville and Schererville have experienced rapid growth and, therefore, have provided the greatest lending opportunities. At December 31, 1999 the housing vacancy rate in the Bancorp's primary lending area was below 5%.

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

         Designated officers have authorities, established by the Board of Directors, to approve loans. Loans from $600,000 to $1,000,000 are approved by the loan officers loan committee. Loans from $1,000,000 to $2,000,000 are approved by the senior officers loan committee. All loans in excess of $2,000,000, up to the legal lending limit of the Bank, must be approved by the Bank's Board of Directors or its Executive Committee. (All members of the Bank's Board of Directors and Executive Committee are also members of the Bancorp's Board of Directors and Executive Committee, respectively.) Peoples Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

THE CURRENT LENDING PROGRAMS

         RESIDENTIAL MORTGAGE LOANS. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. The residential loan portfolio also includes loans on two-to-four family dwellings. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is required in an amount sufficient to reduce the Bancorp's exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 1999 over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower's level of equity investment.

         Fixed-rate loans currently being originated, generally conform to FHLMC guidelines for loans purchased under the one-to-four family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans with contractual maturities of twenty-five years or longer have been sold and/or classified as held for sale to control exposure to interest rate risk.

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

         The Bancorp has offered Adjustable Rate Mortgage Loans ("ARMs") since 1984. The "Mini-Fixed ARM" has been very popular with Bancorp customers. The "Mini-Fixed" mortgage reprices annually after a three, five or seven year period. ARM originations totaled $24.9 million for 1999, $16.9 million for 1998, and $23.6 million for 1997. During 1999, ARMs represented 48% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM's depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.

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

         Loans are also made for the construction of commercial properties. All such loans are made in accordance with well defined underwriting standards, subject to prior lease of the mortgaged property and a confirmed end-loan takeout. In most cases, these loans are personally guaranteed by the borrower. In general, loans made do not exceed 75% of the appraised value of the property. Commercial construction loans are typically made for periods not to exceed two years or date of occupancy, whichever is less.

         COMMERCIAL REAL ESTATE LOANS. Commercial real estate loans are typically made to a maximum of 75% of the appraised value. Such loans are generally made on an adjustable rate basis. These loans are typically made for terms of 15 to 20 years. Loans with an amortizing term exceeding 20 years normally have a balloon feature calling for a full repayment within seven to ten years from the date of the loan. The balloon feature affords the Bancorp the opportunity to restructure the loan if economic conditions so warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, commercial/industrial properties, and other retail and commercial developments.

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

         Loans for the construction of commercial properties are generally located within an area permitting physical inspection and regular review of business records. Projects financed outside of the Bancorp's primary lending area generally involve borrowers and guarantors who are or were previous customers of the Bancorp.

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

         The Bancorp's mortgage loan collection procedures provide that, when a mortgage loan is 15 days or more delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs. If the loan continues in a delinquent status for 60 days, the Bancorp will generally initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bancorp. Foreclosed real estate is recorded at fair value at the date of foreclosure. At foreclosure, any write-down of the property is charged to the allowance for loan losses. Costs relating to improvement of property are capitalized, whereas holding costs are expensed. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less selling costs. Subsequent gains or losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Collection procedures for consumer loans provide that when a consumer loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp may grant a payment deferral. If a loan continues delinquent after 90 days and all collection efforts have been exhausted, the Bancorp will initiate legal proceedings. Collection procedures for commercial business loans provide that when a commercial loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower pursuant to the commercial loan collection policy. In certain instances, the Bancorp may grant a payment deferral or restructure the loan. Once it has been determined that collection efforts are unsuccessful, the Bancorp will initiate legal proceedings.

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

                                           1999            1998            1997            1996            1995
                                          ------          ------          ------          ------          ------
 Loans accounted for on a non-accrual basis:
  Real estate:
     Residential                          $  565          $  636          $  715          $  583          $  361
     Commercial                             --               131              44              45            --
  Commercial business                       --                69              56             111            --
  Consumer                                  --                18             151              49              11
                                          ------          ------          ------          ------          ------
         Total                            $  565          $  854          $  966          $  788          $  372
                                          ======          ======          ======          ======          ======

 Accruing loans which are contractually past due 90 days or more:
  Real estate:
     Residential                          $  235          $  429          $  220          $  373          $  637
     Commercial                                3            --              --              --              --
  Commercial business                       --               188            --                 5            --
  Consumer                                  --              --                 6               1              46
                                          ------          ------          ------          ------          ------
         Total                            $  238          $  617          $  226          $  379          $  683
                                          ======          ======          ======          ======          ======

 Total of non-accrual
  and 90 days past due                    $  803          $1,471          $1,192          $1,167          $1,055
                                          ======          ======          ======          ======          ======

 Ratio of non-performing
  loans to total assets                     0.22%           0.43%           0.37%           0.39%           0.38%
 Ratio of non-performing
  loans to total loans                      0.27%           0.54%           0.44%           0.48%           0.47%

 Foreclosed real estate                   $ --            $   32          $  259          $  189          $   86
                                          ======          ======          ======          ======          ======
 Ratio of foreclosed real
  estate to total assets                    0.00%           0.01%           0.08%           0.06%           0.03%

         During 1999, gross interest income of $69,687 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $27,981.

         Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp's total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in tier-one leverage ratio calculations, tier-one risk-based capital requirements, or in capital under Generally Accepted Accounting Principles ("GAAP"). Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. At December 31, 1999, $689 thousand of the Bancorp's loans were classified as substandard. The total represents 18 loans. No loans were classified as doubtful or loss.

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

         At December 31, 1999, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or restructured loans.

         Also, at December 31, 1999, there are no other interest bearing assets that would be required to be disclosed as nonaccrual, past due, restructured or potential problem if such assets were loans.

         The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans or commercial real estate loans during the periods presented. The amounts are stated in thousands (000's).


                                               1999             1998             1997             1996            1995
                                             -------          -------          -------          -------          -------

Balance at beginning of period               $ 3,132          $ 3,074          $ 2,887          $ 2,830          $ 2,751
Loans charged-off:
  Real estate - residential                      (16)             (38)              (9)             (28)            --
  Commercial business                           --                (20)             (19)            --               --
  Consumer                                       (17)             (10)              (6)            --                 (2)
                                             -------          -------          -------          -------          -------
    Total charge-offs                            (33)             (68)             (34)             (28)              (2)
Recoveries:
  Commercial business                             10                9             --               --               --
  Consumer                                      --                  7             --               --                  1
                                             -------          -------          -------          -------          -------
    Total recoveries                              10               16             --               --                  1
Net (charge-offs)/recoveries                     (23)             (52)             (34)             (28)              (1)
                                             -------          -------          -------          -------          -------
Provision for loan losses                        200              110              221               85               80
                                             -------          -------          -------          -------          -------
Balance at end of period                     $ 3,309          $ 3,132          $ 3,074          $ 2,887          $ 2,830
                                             =======          =======          =======          =======          =======

ALL to loans outstanding                        1.12%            1.14%            1.13%            1.18%            1.27%
ALL to nonperforming loans                     412.1%           212.9%           257.8%           247.4%           268.3%
Net charge-offs/recoveries
  to average loans out-
  standing during the period                    0.01%            0.02%            0.01%            0.01%            0.00%

         The table below shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000's). The percent columns represent the percentage of loans in each category to total loans.

                                           1999                1998               1997                1996                1995
                                     ---------------     --------------     ---------------     ---------------     ---------------
                                       $          %        $        %         $         %         $         %         $         %
                                     -----     -----     -----    -----     -----     -----     -----     -----     -----     -----
Real estate loans:
  Residential                          302      54.5     302       56.7     322        57.5     372        61.8     372        64.6
  Commercial and
    other dwelling                   1,106      27.0     953       24.0     932        23.8     880        23.4     860        23.0
  Construction and
    development                        275       5.0     268        7.1     268         7.9     153         5.4     130         4.0
Consumer loans                         200       3.5     196        3.7     153         2.1     110         2.0     110         1.6
Commercial business
  and other                            932      10.0     630        8.5     630         8.7     650         7.4     650         6.8
Unallocated                            494               783                769                 722                 708
                                     -----   -------   -----    -------   -----     -------   -----     -------   -----     -------
  Total                              3,309     100.0   3,132      100.0   3,074       100.0   2,887       100.0   2,830       100.0
                                     =====   =======   =====    =======   =====     =======   =====     =======   =====     =======

INVESTMENT ACTIVITIES

         The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase.

No securities are classified as trading investments. At December 31, 1999, AFS securities totaled $24.2 million or 60.2% of total securities. The AFS portfolio permits the active management of the Bancorp's liquidity position. On October 1, 1998, the Bancorp adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. During 1999, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by SFAS No. 133. It has been the policy of the Bancorp to invest its excess cash in U.S. government securities and federal agency obligations. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 1999, the Bancorp's investment portfolio totaled $40.2 million. In addition, the Bancorp had $1.8 million in FHLB stock.

         The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000's).

                                            1999              1998          1997
                                          -------           -------        -------
U.S. government securities:
  Available-for-sale                      $ 4,993           $ 7,669        $  --
  Held-to-maturity                           --                --            6,537
U.S. government agencies:
  Available-for-sale                       19,178            12,853           --
  Held-to-maturity                         15,228            13,074         19,648
Mortgage-backed securities(1)                 755             1,059          1,531
                                          -------           -------        -------
           Totals                         $40,154           $34,655        $27,716
                                          =======           =======        =======

     (1)  Mortgage-backed securities are classified as held-to-maturity.

         The contractual maturities and weighted average yields for the U.S. government securities, agency securities and mortgaged-backed securities at December 31, 1999, are summarized as follows. The carrying values are stated in thousands (000's).

                              Within 1 Year              1-5 Years              5-10 Years             After 10 Years
                           ------------------       -----------------      ------------------       ------------------
                            Amount      Yield       Amount      Yield       Amount     Yield        Amount      Yield
                           -------      -----       -------     -----      -------     ------       ------      ------
U.S. government
 Securities:
    AFS                    $ 2,504      6.11%      $ 2,489      5.35%      $  --        -- %        $  --         -- %
U.S. government
 Agencies:
    AFS                      2,509      6.17        16,669      5.75          --        --             --         --
    HTM                        499      5.74        14,729      6.09          --        --             --         --
Mortgaged-backed
 securities                   --        --              19      8.10           735      8.39             1      15.50
                           -------      ----       -------      ----       -------      ----       -------      -----
  Totals                   $ 5,512      5.94%      $33,906      5.90%      $   735      8.39%      $     1      15.50%
                           =======      ====       =======      ====       =======      ====       =======      =====

 SOURCES OF FUNDS

         GENERAL. Deposits are the major source of the Bancorp's funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis
(FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements and advances from the FHLB for borrowings. At December 31, 1999, the Bancorp had $3.1 million in repurchase agreements. Other borrowings totaled $18.6 million, of which $14.0 million represents FHLB advances.

         DEPOSITS. Retail and commercial deposits are attracted principally from within the Bancorp's primary market area through the offering of a broad selection of deposit instruments including checking accounts, NOW accounts, savings accounts, money market deposit accounts, certificate accounts currently ranging in maturity from ten days to 42 months, and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. The deregulation of federal controls on insured deposits has allowed the Bancorp to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Bancorp does not obtain funds through brokers.

         The following table presents the average daily amount of deposits and average rates paid on such for the years indicated. The amounts are stated in thousands (000's).

                                         1999                          1998                              1997
                               ------------------------      ------------------------         ------------------------
                                Amount           Rate %       Amount           Rate %          Amount           Rate %
                               --------         -------      --------         -------         --------         -------
Demand deposits                $ 23,577            --        $ 18,957            --           $ 14,836            --
NOW accounts                     29,649            1.18        26,290            1.96           23,451            2.13
MMDA accounts                    39,511            3.39        26,898            3.49           23,115            3.30
Savings accounts                 48,704            2.10        46,179            2.86           43,673            3.01
Certificates of deposit         158,937            4.81       160,805            5.37          158,041            5.52
                               --------         -------      --------         -------         --------         -------
Total deposits                 $300,378            3.45      $279,129            4.09         $263,116            4.30
                               ========         =======      ========         =======         ========         =======

         Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 1999 are summarized as follows. The amounts are stated in thousands (000's).

         3 months or less                            $24,769
         Over 3 months through 6 months                8,491
         Over 6 months through 12 months               5,856
         Over 12 months                                3,961
                                                     -------
           Total                                     $43,077
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

         The following table sets forth the balances in borrowed funds at December 31, on the dates indicated. The amounts are stated in thousands (000's).

                                               1999                  1998                  1997
                                             -------               -------               -------
Repurchase agreements                        $ 3,051               $ 3,937               $ 4,541
Variable rate advances from the FHLB           1,000                  --                    --
Fixed rate advances from the FHLB               --                   4,000                 4,000
Putable advances from the FHLB                13,000                 8,000                 4,000
Limited partnership obligation                   500                   500                  --
Other borrowings                               1,056                   883                 2,087
                                             -------               -------               -------
 Total borrowings                            $18,607               $17,320               $14,628
                                             =======               =======               =======

         The limited partnership obligation represents an investment interest in a partnership formed for the construction, ownership and management of affordable housing projects. The amount of the note is $500,000. Funding is expected to begin during 2000 and will continue over a seven year period. Payments are required within ten days of written demand. The obligation to make payment is absolute and unconditional. The note requires no payment of interest.

         The following table sets forth certain information regarding repurchase agreements by the Bancorp at the end of and during the periods indicated. The amounts are stated in thousands (000's).

                                                                     At December 31,
                                                   ------------------------------------------------
                                                    1999                 1998                 1997
                                                   ------               ------               ------
Balance                                            $3,051               $3,937               $4,541
Securities underlying the agreements:
 Ending book value                                  4,998                6,460                7,988
 Ending market value                                4,895                6,483                8,014
Weighted average rate paid (1)                       5.30%                5.13%                5.54%

                                                              For year ended December 31,
                                                   ------------------------------------------------
                                                    1999                 1998                 1997
                                                   ------               ------               ------
Highest month-end balance                          $3,927               $6,154               $4,975
Approximate average outstanding balance             3,369                4,693                4,308
Approximate weighted average rate
paid on securities sold under
agreements to repurchase (2)                         5.01%                5.62%                5.43%

(1)      The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.
(2)      The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

TRUST POWERS

         The activities of the Trust Department include the management of self-directed investments, IRA and Keogh plans, investment agency accounts, land trusts, serving as court-appointed executor of estates and as guardian or conservator of estates, and trustee with discretionary investment authority for revocable and irrevocable trusts. At December 31, 1999, the market value of the trust department's assets totaled $120.0 million.

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

         The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread at December 31, 1999.

         Weighted average yield:
              Securities                                            6.00%
              Loans receivable                                      7.86
              Loans held for sale                                   7.32
              Federal Home Loan Bank stock                          8.00
              Total interest-earning assets                         7.64
         Weighted average cost:
              Interest bearing deposits                             3.56
              Borrowed funds                                        5.45
              Total interest-bearing liabilities                    3.67
         Interest rate spread:
              Weighted average yield on interest-earning
              assets minus the weighted average cost of
              interest-bearing funds                                3.97


FINANCIAL RATIOS AND THE ANALYSIS OF CHANGES IN NET INTEREST INCOME

         The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

                                                                         Year ended December 31,
                                                            ---------------------------------------------------
                                                              1999                  1998                  1997
                                                            --------              --------               ------
Return on average assets                                      1.20%                 1.14%                 1.13%
Return on average equity                                     13.17                 12.35                 11.87
Average equity-to-average assets ratio                        9.08                  9.23                  9.49
Dividend payout ratio                                        54.75                 54.33                 51.76

                                                                                At December 31,
                                                            ---------------------------------------------------
                                                              1999                  1998                  1997
                                                            -------               -------               -------
Total stockholders' equity to
 total assets                                                 8.98%                 9.07%                 9.22%


    The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000's).


                                          ----------------------------------------------------------------------------------------
                                                Year ended December 31, 1999                Year ended December 31, 1998
                                          --------------------------------------     ---------------------------------------------
                                                            Interest                                   Interest
                                              Average        Income/    Average           Average       Income/           Average
                                              Balance        Expense      Rate            Balance       Expense            Rate
                                          --------------------------------------     ---------------------------------------------
Assets:

Interest bearing balances
  in financial institutions               $     7,950    $      477      6.00 %       $     7,867    $     505             6.42 %
Federal funds sold                              2,504           121      4.83               3,844          206             5.36
Securities                                     39,495         2,358      5.97              32,199        1,981             6.15
                                          ------------   -----------                  ------------   ----------
  Total investments                            49,949         2,956      5.92              43,910        2,692             6.13
                                          ------------   -----------                  ------------   ----------

Loans:*
Real estate mortgage loans                    250,734        19,541      7.79             240,670       19,747             8.21
Commercial business loans                      25,422         2,248      8.84              22,350        2,071             9.27
Consumer loans                                 10,424           862      8.27               8,386          725             8.65
                                          ------------   -----------                  ------------   ----------
  Total loans                                 286,580        22,651      7.90             271,406       22,543             8.31
                                          ------------   -----------                  ------------   ----------
  Total interest-earning assets               336,529        25,607      7.61             315,316       25,235             8.00
                                                         -----------                                 ----------
Allowance for loan losses                      (3,225)                                     (3,101)
Cash and due from banks                        10,342                                       7,616
Premises and equipment                          6,625                                       6,722
Other assets                                    3,889                                       3,603
                                          ------------                                ------------
  Total assets                            $   354,160                                 $   330,156
                                          ============                                ============

Liabilities:

Demand deposit                            $    23,577           --       0.00 %       $    18,957           --             0.00 %
NOW accounts                                   29,649           350      1.18              26,290          515             1.96
Money market demand accounts                   39,511         1,338      3.39              26,898          940             3.49
Savings accounts                               48,704         1,024      2.10              46,179        1,321             2.86
Certificates of deposit                       158,937         7,646      4.81             160,805        8,629             5.37
                                          ------------   -----------                  ------------   ----------
  Total interest-bearing deposits             300,378        10,358      3.45             279,129       11,405             4.09
Borrowed funds                                 18,049           923      5.11              16,736          905             5.41
                                          ------------   -----------                  ------------   ----------
  Total interest-bearing liabilities          318,427        11,281      3.54             295,865       12,310             4.16

Other liabilities                               3,569                                       3,807
                                          ------------                                ------------
  Total liabilities                           321,996                                     299,672

Stockholders' equity                           32,164                                      30,484
                                          ------------                                ------------
  Total liabilities and
    stockholders' equity                  $   354,160                                 $   330,156
                                          ============   ----------                   ===========    ----------
  Net interest income                                    $   14,326                                  $  12,925
                                                         ===========                                 ==========
  Net interest spread                                                    4.07 %                                            3.84 %
  Net interest margin**                                                  4.04 %                                            3.91 %

                                          ---------------------------------------
                                                Year ended December 31, 1997
                                          ---------------------------------------
                                                            Interest
                                              Average        Income/    Average
                                              Balance        Expense      Rate
                                          ---------------------------------------
Assets:

Interest bearing balances
  in financial institutions               $     2,282    $      139      6.09 %
Federal funds sold                                102             5      5.32
Securities                                     33,454         2,155      6.44
                                          ------------   -----------
  Total investments                            35,838         2,299      6.42
                                          ------------   -----------

Loans:*
Real estate mortgage loans                    230,420        19,128      8.30
Commercial business loans                      18,380         1,780      9.68
Consumer loans                                  5,419           462      8.52
                                          ------------   -----------
  Total loans                                 254,219        21,370      8.41
                                          ------------   -----------
  Total interest-earning assets               290,057        23,669      8.16
                                          ------------   -----------
Allowance for loan losses                      (2,959)
Cash and due from banks                         6,005
Premises and equipment                          6,992
Other assets                                    3,220
                                          ------------
  Total assets                            $   303,315
                                          ============

Liabilities:

Demand deposit                            $    14,836           --       0.00 %
NOW accounts                                   23,451           500      2.13
Money market demand accounts                   23,115           762      3.30
Savings accounts                               43,673         1,315      3.01
Certificates of deposit                       158,041         8,730      5.52
                                          ------------    ----------
  Total interest-bearing deposits             263,116        11,307      4.30
Borrowed funds                                  8,082           414      5.13
                                          ------------    ----------
  Total interest-bearing liabilities          271,198        11,721      4.32

Other liabilities                               3,343
                                          ------------
  Total liabilities                           274,541

Stockholders' equity                           28,774
                                          ------------
  Total liabilities and
    stockholders' equity                  $   303,315
                                          =============   -----------
  Net interest income                                     $   11,948
                                                          ============
  Net interest spread                                                    3.84 %
  Net interest margin**                                                  3.94 %




---------------------------------------------------------------------------------------------------------------------------------
* Non-accruing loans have been included in the average balances.
** Net interest income divided by average total assets.

RATE/VOLUME ANALYSIS


     The table below sets forth certain information regarding changes in interest income and interest expense of the Bancorp for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (1) changes in volume (change in volume multiplied by old rate) and (2) changes in rate (change in rate multiplied by old volume). Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate. The amounts are stated in thousands (000's).


                                        Year Ended December 31,         Year Ended December 31,          Year Ended December 31,
                                    -----------------------------    ----------------------------     -----------------------------
                                        1999     vs.   1998              1998     vs.   1997            1997       vs.       1996
                                    -----------------------------    ----------------------------     -----------------------------
                                           Increase/(Decrease)             Increase/(Decrease)            Increase/(Decrease)
                                                Due To                           Due To                          Due To
                                    -----------------------------    -----------------------------    ------------------------------
                                     Volume      Rate      Total      Volume     Rate       Total      Volume      Rate      Total
                                    -------    -------    -------    -------    -------    -------    -------    -------    -------

Interest income:
 Loans receivable                   $ 1,228    $(1,120)   $   108    $ 1,430    $  (257)   $ 1,173    $ 1,840    $   122    $ 1,962
 Securities                             437        (60)       377        (79)       (95)      (174)      (578)       128       (450)
 Other interest-earning assets          (74)       (39)      (113)       566          1        567       (146)       (34)      (180)
                                    -------    -------    -------    -------    -------    -------    -------    -------    -------
 Total interest-earning assets        1,591     (1,219)       372      1,917       (351)     1,566      1,116        216      1,332
                                    -------    -------    -------    -------    -------    -------    -------    -------    -------

Interest Expense:
 Deposits                               824     (1,871)    (1,047)       669       (571)        98        289        (48)       241
 Federal Home Loan Bank Advances
   and other borrowings                  69        (51)        18        467         24        491        167         26        193
                                    -------    -------    -------    -------    -------    -------    -------    -------    -------
Total interest-bearing
 liabilities                            893     (1,922)    (1,029)     1,136       (547)       589        456        (22)       434
                                    -------    -------    -------    -------    -------    -------    -------    -------    -------

Net change in net interest
 income/(expense)                   $   698    $   703    $ 1,401    $   781    $   196    $   977    $   660    $   238    $   898
                                    =======    =======    =======    =======    =======    =======    =======    =======    =======


BANK SUBSIDIARY  ACTIVITIES

         The Bank's wholly owned subsidiary Peoples Service Corporation, which is incorporated under the laws of the State of Indiana, is inactive. At December 31, 1999, the Bank had an investment balance of $10,000 in Peoples Service Corporation. During 1997, the Bank dissolved its wholly owned subsidiary PSA Insurance Corporation, which had been inactive.

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

PERSONNEL

         As of December 31, 1999, the Bank had 105 full-time and 26 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under "Executive Officers of the Bancorp"), but has no other employees. The Bancorp's officers also are full-time employees of the Bank, and are compensated by the Bank.

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

         In addition to the risk-based capital guidelines, the Bancorp and the Bank are subject to a Tier I (leverage) capital ratio which requires a minimum level of Tier I capital to adjusted average assets of 3% in the case of financial institutions that have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other institutions are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

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

         The following table shows that, at December 31, 1999, the Bancorp's capital exceeded all regulatory capital requirements. At December 31, 1999, the Bancorp's and the Bank's regulatory capital ratios were substantially the same. At December 31, 1999, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.



                                                                        Required for                To be well
                                              Actual                  adequate capital              capitalized
                                         --------------------        -------------------        --------------------
                                         Amount         Ratio        Amount        Ratio        Amount         Ratio
                                         ------         -----        ------        -----        ------         -----
Total capital to
  risk-weighted assets                  $  35.7         14.8%       $  19.3         8.0%       $  24.2         10.0%
Tier I capital
  to risk-weighted assets               $  32.7         13.5%       $   9.7         4.0%       $  14.5          6.0%
Tier I capital to
   adjusted average assets              $  32.7          9.0%       $  10.9         3.0%       $  18.2          5.0%

         Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

         DIVIDEND LIMITATIONS. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp's cash flow, including cash flow to pay dividends on the Bancorp's Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank's Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years (approximately $4,778,000 at December 31, 1999). For this purpose, "retained net income" means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, assets, quality, and overall financial condition.

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

         RECENT LEGISLATION. The Gramm-Leach-Bliley Act ("Gramm-Leach") was signed into law on November 12, 1999 and enables combinations among banks, securities firms and insurance companies beginning March 12, 2000. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.

         In order to engage in these new financial activities, a bank holding company must qualify and register with the FRB as a "financial holding company" by demonstrating that each of its bank subsidiaries is well capitalized, well managed, and has at least a satisfactory rating under the CRA.

         Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

          Gramm-Leach does not significantly alter the regulatory regime under which the Bancorp and the Bank currently operate, as described above. While certain business combinations not currently permissible will be possible after March 11, 2000, the Bancorp cannot predict at this time resulting changes in the competitive environment. The Bancorp has no current intention to elect to become a financial holding company under Gramm-Leach.

         Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced. This legislation may change banking statutes and the operating environment of the Bancorp and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Bancorp cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of the Bancorp or the Bank.

FEDERAL TAXATION

         Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, In August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occurring over a six-year period, the commencement of which began with the Bank's taxable year ending December 31, 1998, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i)the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The total amount of bad debt to be recaptured is approximately $2,500,000.

         Depending on the composition of its items of income and expense, a savings bank may be subject to the alternative minimum tax. A savings bank must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

         For federal income tax purposes, the Bank reports its income and expenses on the accrual method of accounting. The Bancorp and the Bank file a consolidated federal income tax return for each fiscal year ending December 31. The federal income tax returns filed by the Bank have not been audited in the last five years.

STATE TAXATION

         The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

         The Bank's state income tax returns have not been audited in the last five years.

ACCOUNTING FOR INCOME TAXES

         At December 31, 1999, the Bancorp's consolidated total deferred tax assets were $1,673 thousand and the consolidated total deferred tax liabilities were $306 thousand, resulting in a consolidated net deferred tax asset of $1,367 thousand. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.


ITEM 2.   PROPERTIES

         The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank's seven banking locations. The Bancorp owns all of its office properties.

         The table below sets forth additional information with respect to the Bank's offices as of December 31, 1999. Net book value and total investment figures are for land, buildings, furniture and fixtures.

                         Year                     Approximate
                         facility   Net book      square        Total
Office location          opened     value         footage       investment
---------------          --------   ----------    -----------   ----------
9204 Columbia Avenue
Munster, In  46307         1985    $1,332,368      11,640      $2,583,542
141 W. Lincoln Highway
Schererville, In  46375    1990     1,196,620       9,444       2,117,554
7120 Indianapolis Blvd.
Hammond, In  46324         1978       269,413       2,600         706,066
1300 Sheffield
Dyer, In  46311            1976       244,692       2,100         604,425
7915 Taft
Merrillville, In  46410    1968       124,009       2,750         481,673
8600 Broadway
Merrillville, In 46410     1996     1,894,781       4,400       2,399,392
4901 Indianapolis Blvd.
East Chicago, In  46312    1995     1,009,956       4,300       1,543,849

         At December 31, 1999, the Bank had investments totaling $450 thousand in land which has been acquired for a state-of-the-art branch facility in Hobart, Indiana. The Hobart facility will open during 2000 and will cost approximately $1.8 million. The new facility provides opportunities to expand market share for products and services in Hobart and the surrounding areas. The Bank's primary recordkeeping is accomplished through the use of microcomputer networks linked via data lines to M&I Data Services, Inc., located in Brown Deer, Wisconsin. M&I provides real time services for mortgage and installment loans, savings, certificates, NOW accounts and general ledger transactions. In addition to the M&I System, the Bank utilizes a microcomputer network for the trust department operations.

         The net book value of the Bank's investment in property, premises and equipment totaled $6.5 million at December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

         The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                        EXECUTIVE OFFICERS OF THE BANCORP

         Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp's Proxy Statement for the 2000 Annual Meeting of
Shareholders:

         The executive officers of the Bancorp are as follows:

                            AGE AT
                          DECEMBER 31,
                             1999                     POSITION
                          ------------                --------

David A. Bochnowski           54            Chairman and Chief Executive
                                                Officer
Joel Gorelick                 52            Vice President and Chief Lending Officer
Edward J. Furticella          52            Vice President, Chief Financial Officer
                                                and Treasurer
Frank J. Bochnowski           61            Executive Vice President and Secretary

         The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

         David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank's legal counsel from 1977 to 1981. Mr. Bochnowski is the Vice-Chairman of America's Community Bankers (ACB) and Chairman of ACB's Strategic Planning Committee. He is a director of the Northwest Indiana Local Initiative Support Corporation (LISC), a trustee of the Munster Community Hospital, and a Commissioner of the Chicago-Gary Airport Authority. He is a former chairman of the Indiana League of Savings Institutions, a former director of the Federal Home Loan Bank of Indianapolis and a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds a Juris Doctor degree from Georgetown University and a Masters Degree from Howard University.

         Joel Gorelick is Vice President of the Bancorp and Vice President and Chief Lending Officer for the Bank. He is responsible for overseeing new business development and all loan functions of the Bank. Mr. Gorelick joined the Bank in November, 1983 as vice president of commercial lending. Mr. Gorelick is involved in many community service organizations and has recently served as president of the Northwest Indiana Boys & Girls Club and chairman of the board of the Northwest Indiana Regional Development Corporation. Mr. Gorelick received recognition as the Small Business advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program. Mr. Gorelick has been appointed as a board member for the United States Selected Service System. Mr. Gorelick is also a volunteer for numerous youth related sports activities. He holds a Masters of Business Administration Degree from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

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

         Frank J. Bochnowski is Executive Vice President and Secretary for the Bancorp and Executive Vice President, General Counsel, Trust Officer and Corporate Secretary for the Bank. Mr. Bochnowski assumed his current responsibilities with the Bank as of November 1984. He has been the Bank's attorney since 1981. He was elected as a director in 1999. Mr. Bochnowski is a member and past president of the Munster, Indiana Rotary Club and a former director and officer of the Lake County, Indiana Chapter of the American Red Cross. He holds a Juris Doctor degree from St. John's University and a Masters of Business Administration from Fairleigh Dickinson University. He is a graduate of the United States Military Academy and served for twenty-one years as an army officer, retiring in 1981 with the rank of lieutenant colonel. He is the first cousin of the Bancorp's Chairman and Chief Executive Officer.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information contained under the captions "Business" and "Market Information" in the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained in the table captioned "Selected Consolidated Financial Data" in the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained in the section captioned "Asset/Liability Management and Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements contained in the 1999 Annual Report to Shareholders, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no items reportable under this caption.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the section captioned "Election of Directors" and under the section captioned "Security Ownership by Certain Beneficial Owners and Management -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Bancorp's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp's executive officers is included under the unnumbered item captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of a Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the section captioned "Compensation of and Transactions with Officers and Directors" in the Bancorp's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the section captioned "Security Ownership by Certain Beneficial Owners and Management" in the Bancorp's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the section captioned "Compensation of and Transactions with Officers and Directors" in the Bancorp's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, and in the footnote captioned "Related Party Transactions" in the 1999 Annual Report to Shareholders, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)(1)   FINANCIAL STATEMENTS:
                           ---------------------

         The following financial statements of the Bancorp are incorporated herein by reference to the 1999 Annual Report to Shareholders, filed as Exhibit 13 to this report:

                  (a)      Report of Independent Auditors

                  (b)      Consolidated Balance Sheets, December 31, 1999 and
                           1998

                  (c) Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

                  (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

                  (e) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

3.iii. Amendment of By-Laws adopted July 27, 1994 (incorporated herein by reference to Exhibit 3.iii to the Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994).

3.iv. Amendment of By-Laws adopted January 21, 1999 (incorporated herein by reference to Exhibit 3.iv. to the Bancorp's Annual Report on Form 10-K for the year ended December 31, 1998).

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

10.4. Employee Stock Ownership Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.4 to the Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994).

10.5. Unqualified Deferred Compensation Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp's Annual Report on Form 10-K for the year ended December 31, 1996).

10.6            Supplemental Executive Retirement Plan of Peoples Bank.

13.             1999 Annual Report to Shareholders.

21.             Subsidiaries of the Bancorp.

27.             Financial Data Schedule.

                (4)      REPORTS ON FORM 8-K:
                         --------------------

         No reports on Form 8-K were filed during the fourth quarter of 1999.

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

                                             NORTHWEST INDIANA BANCORP


                                             By  /s/David A. Bochnowski
                                                -------------------------------
                                                David A. Bochnowski
                                                Chairman of the Board and
                                                      Chief Executive Officer

Date:  March 15, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 15, 2000:


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


Principal Executive Officer:


/s/David A. Bochnowski                      Chairman of the Board and
-------------------------------             Chief Executive Officer
David A. Bochnowski

Principal Financial Officer and
Principal Accounting Officer:


/s/Edward J. Furticella                     Vice President, Chief Financial
-------------------------------             Officer and Treasurer
Edward J. Furticella


The Board of Directors:

/s/Frank J. Bochnowski                      Director
-------------------------------
Frank J. Bochnowski


/s/Leroy F. Cataldi                         Director
-------------------------------
Leroy F. Cataldi

/s/Lourdes M. Dennison                     Director
-------------------------------
Lourdes M. Dennison


/s/Gloria C. Gray                          Director
-------------------------------
Gloria C. Gray


/s/Stanley E. Mize                         Director
-------------------------------
Stanley E. Mize


/s/Jerome F. Vrabel                        Director
-------------------------------
Jerome F. Vrabel


/s/James L. Wieser                         Director
------------------------------
James L. Wieser

                                  EXHIBIT INDEX


Exhibit       Description                                                  Page

10.6.         Supplemental Executive Retirement Plan of Peoples Bank

13.           1999 Annual Report to Shareholders

21.           Subsidiaries of the Bancorp

27.           Financial Data Schedule