Form 10-Q
period 2000-03-31
NORTHWEST INDIANA BANCORP
filed 2000-05-11
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2000, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________ to _________

Commission File Number: 0-26128

NorthWest Indiana Bancorp

(Exact name of registrant as specified in its charter)

Indiana	35-1927981

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9204 Columbia Avenue Munster, Indiana	46321

(Address of principal executive office)	(ZIP code)

Registrant’s telephone number, including area code: (219) 836-9690

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 2,723,535 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2000.

NorthWest Indiana Bancorp
Index

Page
Number

PART I. Consolidated Financial Statements

Item 1. Consolidated Financial Statements of NorthWest Indiana Bancorp

Consolidated Balance Sheets, March 31, 2000 and December 31, 1999	1

Consolidated Statements of Income, Three Months Ended March 31, 2000 and 1999	2

Consolidated Statements of Changes in Stockholders’

Equity, Three Months Ended March 31, 2000 and 1999	3

Consolidated Statements of Cash Flows, Three Months Ended March 31, 2000 and 1999	4

Notes to Consolidated Financial Statements	5-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-14

PART II. Other Information	15

SIGNATURES	16

NorthWest Indiana Bancorp
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(Dollars in thousands)	2000	1999

ASSETS

Cash and cash equivalents	$15,442	$14,633

Securities available-for-sale	22,447	24,171

Securities held-to-maturity (fair value: March 31, 2000 - $15,556; December 31, 1999 - $15,718)	15,924	15,983

Loans held for sale	591	597

Loans receivable	306,074	295,813

Less: allowance for loan losses	(3,349)	(3,309)

Net loans receivable	302,725	292,504

Federal Home Loan Bank stock	1,777	1,777

Accrued interest receivable	2,389	2,408

Premises and equipment	6,537	6,522

Foreclosed real estate	98	—

Other assets	2,849	3,124

Total assets	$370,779	$361,719

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Non-interest bearing	$27,212	$22,709

Interest bearing	287,288	283,938

Total	314,500	306,647

Borrowed funds	20,543	18,607

Accrued expenses and other liabilities	3,553	3,994

Total liabilities	338,596	329,248

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—

Common stock, no par or stated value; 10,000,000 shares authorized;

shares issued: March 31, 2000 - 2,772,135, December 31, 1999 - 2,767,503,

shares outstanding: March 31, 2000 - 2,723,535, December 31, 1999 - 2,746,403	347	346

Additional paid in capital	3,015	2,970

Accumulated other comprehensive income/(loss)	(345)	(222)

Retained earnings — substantially restricted	30,207	29,824

Treasury stock, common shares at cost: March 31, 2000 - 48,600; December 31, 1999 - 21,100	(1,041)	(447)

Total stockholders’ equity	32,183	32,471

Total liabilities and stockholders’ equity	$370,779	$361,719

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,

	2000	1999

Interest income:

Loans receivable

Real estate loans	$5,123	$4,792

Commercial loans	675	487

Consumer loans	224	204

Total loan interest	6,022	5,483

Securities	619	542

Other interest earning assets	29	143

Total interest income	6,670	6,168

Interest expense:

Deposits	2,767	2,569

Borrowed funds	274	221

Total interest expense	3,041	2,790

Net interest income	3,629	3,378

Provision for loan losses	39	49

Net interest income after provision for loan losses	3,590	3,329

Noninterest income:

Fees and service charges	357	220

Trust operations	95	88

Gain/(loss) on sale of loans, net	(4)	21

Gain on sale of securities, net	—	9

Total noninterest income	448	338

Noninterest expense:

Compensation and benefits	1,267	1,086

Occupancy and equipment	394	392

Data processing	141	120

Federal insurance premium	16	42

Marketing	64	49

Other	467	388

Total noninterest expense	2,349	2,077

Income before income tax expenses	1,689	1,590

Income tax expenses	653	633

Net income	$1,036	$957

Earnings per common share:

Basic	$0.38	$0.35

Diluted	$0.38	$0.34

Dividends declared per common share	$0.24	$0.21

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,

	2000	1999

Balance at beginning of period	$32,471	$31,316

Comprehensive income:

Net income	1,036	957

Net unrealized gain/(loss) on securities available-for-sale, net of tax effects	(123)	(95)

Comprehensive income	913	862

Issuance of shares of common stock:

4,632 shares at $5.75 - $10.63 per share and 3,314 shares at $4.66 - $10.63 per share for the three months ended March 31, 2000 and 1999	46	17

Cash dividends:

$0.24 per share and $0.21 per share for the three months ended March 31, 2000 and 1999	(653)	(581)

Purchase of treasury stock:

March 31, 2000 - 27,500 shares at $21.00 - $21.75 per share	(594)	—

Balance at end of period	$32,183	$31,614

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,036	$957

Adjustments to reconcile net income to net cash provided by operating activities:

Origination of loans for sale	—	(608)

Sale of loans originated for sale	—	1,110

Depreciation and amortization, net of accretion	224	232

Amortization of mortgage servicing rights	3	2

Amortization of investment in real estate limited partnerships	11	3

Net gains on securities	—	(9)

Net (gains)/losses on sale of loans	4	(22)

Provision for loan losses	39	49

Net change in:

Interest receivable	19	11

Other assets	344	114

Accrued expenses and other liabilities	(441)	(24)

Total adjustments	203	858

Net cash from operating activities	1,239	1,815

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities available-for-sale	1,505	1,660

Purchase of securities available-for-sale	—	(3,992)

Proceeds from maturities of securities held-to-maturity	—	2,500

Purchase of securities held-to-maturity	—	(1,497)

Principal collected on mortgage-backed securities	61	92

Loan participations purchased	—	(300)

Net change in loans receivable	(10,356)	(11,171)

Purchase of premises and equipment, net	(228)	(160)

Net cash from investing activities	(9,018)	(12,868)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in deposits	7,853	1,035

Proceeds from FHLB advances	3,000	—

Repayment of FHLB advances	(6,000)	—

Change in other borrowed funds	4,936	557

Proceeds from issuance of common stock	46	17

Dividends paid	(653)	(581)

Treasury stock purchased	(594)	—

Net cash from financing activities	8,588	1,028

Net change in cash and cash equivalents	809	(10,025)

Cash and cash equivalents at beginning of period	14,633	27,340

Cash and cash equivalents at end of period	$15,442	$17,315

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$2,996	$2,786

Income taxes	$355	$378

SUPPLEMENTAL NONCASH INFORMATION:

Transfers from loans to foreclosed real estate	$98	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

      The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation is inactive. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of March 31, 2000 and December 31, 1999, and the statements of income, changes in stockholders’ equity and cash flows for the three months ended March 31, 2000 and 1999. The income reported for the three month period ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year.

Note 2 — Use of Estimates

      Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilites at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of financial instruments and status of contingencies are particular susceptible to material change in the near term.

Note 3 — Concentrations of Credit Risk

      The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

Note 4 — Reclassifications

      Certain amounts reported in the December 31, 1999 consolidated financial statements have been reclassified to conform to the March 31, 2000 presentation.

Note 5 — Commitments and Contingencies

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

      At March 31, 2000 and December 31, 1999, commitments to make loans totaled $69.3 million and $61.3 million, and standby letters of credit totaled $1.1 million at the end of both periods. At March 31, 2000, $56.1 million (81%) of the commitments were at variable rates.

      Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

Note 6 — Earnings per Share

      A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations is presented below:

	Three Months Ended
	March 31,
	2000	1999

Basic Earnings Per Common Share:

Net income available to common stockholders	$1,036,000	$957,000

Weighted-average common shares outstanding	2,732,678	2,763,515

Basic earnings per common share	$0.38	$0.35

Diluted Earnings Per Common Share:

Net income available to common stockholders	$1,036,000	$957,000

Weighted-average common shares outstanding	2,732,678	2,763,515

Add: dilutive effect of assumed stock option exercises	26,705	29,441

Weighted-average common and dilutive potential common shares outstanding	2,759,383	2,792,956

Diluted earnings per common share	$0.38	$0.34

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Summary

      NorthWest Indiana Bancorp (the Bancorp) is a bank holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB (the Bank), an Indiana savings bank, is a wholly owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for Peoples Bank SB.

      At March 31, 2000, the Bancorp had total assets of $370.8 million and total deposits of $314.5 million. Stockholders’ equity totaled $32.2 million or 8.7% of total assets, with book value per share at $11.82. Net income for the three months ended March 31, 2000, was $1.0 million, or $.38 per common share for both basic and diluted calculations. The annualized return on average assets (ROA) was 1.14%, while the annualized return on average stockholders’ equity (ROE) was 12.74%, for the three months ended March 31, 2000.

Financial Condition

      During the three months ended March 31, 2000, total assets increased by $9.1 million (2.5%), with interest-earning assets increasing by $8.5 million (2.5%). At March 31, 2000, interest-earning assets totaled $346.8 million and represented 93.5% of total assets.

      Loans receivable totaled $306.1 million at March 31, 2000, compared to $295.8 million at December 31, 1999. At March 31, 2000, loans receivable represented 88.3% of interest-earning assets, 82.5% of total assets and 97.3% of total deposits. The loan portfolio includes $13.8 million (4.5%) in construction and development loans, $163.7 million (53.5%) in residential mortgage loans, $10.7 million (3.5%) in multifamily loans, $75.6 million (24.7%) in commerci al real estate loans, $10.7 million (3.5%) in consumer loans, and $31.6 million (10.3%) in commercial business and other loans. Adjustable rate loans comprised 53% of total loans at March 31, 2000. During the three months ended March 31, 2000, loans increased by $10.3 million (3.5%). Growth during the current quarter was a result of a strong local economy and aggressive marketing and call programs. Assuming the continuation of the current strength of the local economy and an aggressive marketing and call program effort, management believes that loan growth should remain strong throughout 2000 despite a rising interest rate environment and increased price competition within the Bancorp’s market area. Management expects to fund loan growth with a mix of deposits and borrowed funds.

      The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of twenty-five years or longer. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. No loans were sold during the three months ended March 31, 2000. At March 31, 2000, the Bancorp had $591 thousand classified as loans held for sale.

      The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLB). Investments are generally for terms ranging from one day to five years. At March 31, 2000, the investment portfolio totaled $38.4 million and was invested as follows: 86.5% in U.S. government agency debt securities, 11.7% in U.S. government debt securities, and 1.8% in U.S. government agency mortgage-backed securities. At March 31, 2000, securities available-for-sale totaled $22.4 million or 58.5% of total securities. The available-for-sale portfolio permits the active management of the Bancorp’s liquidity position. During the three months ended March 31, 2000, investment securities decreased by $1.8 million (4.4%). At March 31, 2000, the Bancorp had $1.8 million in FHLB stock.

      Management believes that the credit risk profile of the earning asset portfolio is relatively low. The table that follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	March 31, 2000		December 31, 1999

	#	Amount	#	Amount

Loans accounted for on a non-accrual basis:

Real estate loans:

Residential	10	$443	13	$565

Commercial	—	—	0	—

Commercial business loans	4	240	0	—

Consumer loans	3	15	0	—

Total	17	$698	13	$565

Accruing loans that are contractually past due 90 days or more:

Real estate loans:

Residential	2	$61	6	$235

Commercial	—	—	1	3

Commercial business loans	—	—	—	—

Consumer loans	—	—	—	—

Total	2	$61	7	$238

Total of non-accrual and accruing loans 90 days or more

past due loans	19	$759	20	$803

Foreclosed real estate	1	$98	—	$—

Ratio of non-performing loans to total assets	0.20%		0.22%

Ratio of non-performing loans to total loans	0.25%		0.27%

Ratio of foreclosed real estate to total assets	0.03%		0.00%

Ratio of non-performing assets to total assets	0.23%		0.22%

      At March 31, 2000, $590 thousand of the Bancorp’s loans were internally classified as substandard. The total represents 18 loans. No loans were classified as doubtful or loss. Classified loans include nonperforming loans disclosed in the previous table. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At March 31, 2000, except as described above, there were no material credits that would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

      At March 31, 2000, the Bancorp had $98 thousand in foreclosed real estate. The total includes one residential property and represents 0.03% of total assets.

      Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the three months ended March 31, 2000, additions to the ALL account totaled $39 thousand compared to $49 thousand for the three months ended March 31, 1999. Recoveries totaled $1 thousand during the three months ended March 31, 2000. There were no charge-offs during the current quarter. The amount provided during the current three months was based on loan activity, changes within the loan portfolio mix, and resulting changes in management’s assessment of portfolio risk. At March 31, 2000, the balance in the ALL account totaled $3.3 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

      The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been evaluated on a pooled basis. During the three months ended March 31, 2000, additions to the ALL were allocated to the commercial real estate loans and commercial business loans due to the growth in these portfolios and the additional risk related to these products. At March 31, 2000, no portion of the ALL was allocated to impaired loan balances as the Bancorp had no individual loans considered to be impaired loans as of, or for the three months ended March 31, 2000.

      Deposits are the major source of funds for lending and other investment purposes. At March 31, 2000, deposits totaled $314.5 million. During the three months ended March 31, 2000, deposit growth totaled $7.9 million (2.6%). Checking accounts increased $4.1 million (7.8%), money market deposit accounts (MMDA’s) increased $2.1 million (4.9%), savings accounts increased $1.3 million (2.8%), and certificates of deposit increased $370 thousand (0.2%). The growth in core deposits (checking accounts and MMDA’s) was a result of competitive product offerings and an aggressive marketing program. At March 31, 2000, the deposit base was comprised of 17.9% checking accounts, 14.1% MMDA’s, 15.3% savings accounts and 52.7% certificates of deposit. Deposit growth has not kept pace with asset growth principally due to a low rate of personal savings by households and competition for depositor funds from higher-yielding investment alternatives. The Bancorp has used borrowings to help fund loan growth. During the three months ended March 31, 2000, borrowings increased $1.9 million (10.4%). At March 31, 2000, borrowed funds totaled $20.5 million. Repurchase agreements totaled $3.1 million, FHLB advances totaled $15.1 million, and other short-term borrowings totaled $2.3 million.

Quantitative and Qualitative Disclosures About Market Risk

      The Bancorp’s primary market risk exposure is interest rate risk. Interest rate risk is the risk that the Bancorp’s earnings and capital will be adversely affected by changes in interest rates. The primary approach to interest rate risk management is one that focuses on adjustments to the Bancorp’s asset/liability mix in order to limit the magnitude of interest rate risk. The Board of Directors has delegated the responsibility for measuring, monitoring and controlling interest rate risk to the Bancorp’s asset/liability management committee (ALCO). The ALCO is responsible for developing and implementing interest rate risk management strategies, establishing and maintaining a system of limits and controls, and establishing and utilizing an interest rate risk measurement system. The ALCO, which is made up of members of senior management, generally meets monthly with board presentations occurring quarterly.

      Performance from an interest rate risk perspective can be measured in many ways. Methodologies used by the Bancorp focus on net interest income and the net economic value of equity. Net interest income is defined as interest income less interest expense. Variability in net interest income arises because its components — interest income and interest expense — do not change equally as rates vary. This mismatch occurs because individual assets and liabilities reprice differently as rates change. Factors which affect net interest income include changes in the level of interest rates, changes in the relationship between Bancorp yield rates and interest costs, changes in the volume of assets and liabilities outstanding, and changes in the composition or mix of assets and liabilities. Management uses rate shock (i.e., instantaneous and sustained parallel shifts in the yield curve in 1% increments up and down 2%) for stress testing the net interest income under several rate change levels. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends. Net economic value of equity is the net present value of the Bancorp’s portfolio of assets and liabilities. By marking-to-market the components of the balance sheet, management can compute the net economic value of equity. As rates change over time, the market values of Bancorp assets and liabilities will change, with longer-term products fluctuating more than short-term products. In most cases, rate-sensitive assets and liabilities will not have the same maturity characteristics. Therefore, as rates vary, the market value of the rate-sensitive assets will not change equally with the market value of rate-sensitive liabilities. This will cause the net economic value of equity to vary. The focus of the net economic value of equity is to determine the percentage decline in the net economic value of equity caused by a 2% increase or decrease in interest rates, whichever produces the larger decline. A large value indicates a large percentage decline in the net economic value of equity due to changes in interest rates and, thus, high interest rate sensitivity. A low value indicates a small percentage decline in the net economic value of equity due to changes in interest rates and, thus, low interest rate sensitivity. As with net interest income, the results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends.

      Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of March 31, 2000. The table incorporates the Bancorp’s internal system generated data as related to the maturity, repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

Interest Rate Risk at March 31, 2000

	Net Interest Income			Net Economic Value of Equity

Change in rates	Amount	% Chg.	Policy Limit %	Amount	% Chg.	Policy Limit %
2%	$12,719	-6.9	-20	$44,638	-14.1	-30

1%	$13,217	-3.2	-10	$48,355	-7.0	-15

0%	$13,658	0.0		$51,986	0.0

-1%	$13,885	1.7	-10	$54,514	4.9	-15

-2%	$13,803	1.1	-20	$55,446	6.7	-30

      The table shows that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At March 31, 2000, an increase in interest rates of 2% would have resulted in a 6.9% decrease in net interest income and a 14.1% decrease in the net economic value of equity.

Liquidity and Capital Resources

      For the Bancorp, liquidity management refers to the ability to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals, and pay dividends and operating expenses. The Bancorp’s primary goal for liquidity management is to ensure that at all times it can meet the cash demands of its depositors and its loan customers. A secondary purpose of liquidity management is profit management. Because profit and liquidity are often conflicting objectives, management attempts to maximize the Bancorp’s net interest margin by making adequate, but not excessive, liquidity provisions. Finally, because the Bank is subject to legal reserve requirements under Federal Reserve Regulation D, liquidity is managed to ensure that the Bank maintains an adequate level of legal reserves.

      Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in financial institutions, and the purchase and maturity of investment securities. Financing activities focus primarily on the generation of customer deposits. In addition, the Bancorp utilizes borrowings (i.e., repurchase agreements and advances from the FHLB) as a source of funds.

      During the three months ended March 31, 2000, cash and cash equivalents increased $809 thousand compared to a $10.0 million decrease for the three months ended March 31, 1999. The primary sources of cash were deposit growth, borrowed funds, proceeds from maturities of securities and cash provided by operating activities. The primary uses of cash were the loan originations, the payment of common stock dividends and the purchase of treasury stock. During the current three months cash provided by operating activities totaled $1.2 million compared to $1.8 million for the three months ended March 31, 1999, reflecting a decrease in loan sales during the current period. Cash outflows from investing activities reflect strong loan demand during the three months ended March 31, 2000 and 1999. The increase in loans receivable and loan participations purchased totaled $10.4 million during the current period compared to $11.5 million for the three months ended March 31, 1999. Cash flows from financing activities totaled $8.6 million during the current period compared to $1.0 million for the three months ended March 31, 1999. The increase reflects higher deposit growth during the current period and additional borrowings. The funds were used for loan originations. Deposit growth totaled $7.9 million compared to $1.0 million for the three months ended March 31, 1999, while borrowed funds and proceeds from FHLB advances increased by $1.9 million compared to $557 thousand for the three months ended March 31, 1999. The Bancorp paid dividends on common stock of $653 thousand during the current three months compared to $581 thousand for the three months ended March 31, 1999. The Bancorp purchased $594 thousand of treasury stock during the current quarter. The Board of Directors authorized a stock repurchase program for 50,000 shares of the Bancorp’s Common Stock, representing approximately 1.8% of the total shares outstanding on August 18, 1999. As of March 31, 2000, the Bancorp purchased 48,600 shares of treasury stock at $21.00 — $21.75 per share for $1.0 million.

      During 2000, the Bancorp will open a state-of-the-art branch facility in Hobart, Indiana. The facility is not anticipated to have a material impact on noninterest expense during 2000. The new facility provides opportunities to expand market share for the Bancorp’s products and services in Hobart and the surrounding areas.

      At March 31, 2000, outstanding commitments to fund loans totaled $69.3 million. Approximately 81% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

      During the three months ended March 31, 2000, stockholders’ equity decreased by $288 thousand (0.9%). The change in stockholders’ equity reflects earnings of $1.0 million during the period. In addition, $46 thousand represents proceeds from the exercise of 4,632 stock options. The Bancorp paid $653 thousand in cash dividends and $594 thousand for the purchase of treasury stock during the three month period. The net unrealized loss on available-for-sale securities was $123 thousand for the period. At March 31, 2000, book value per share was $11.82 compared to $11.43 at March 31, 1999.

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

      The following table shows that, at March 31, 2000, the Bancorp’s capital exceeded all regulatory capital requirements. At March 31, 2000, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$35.7	14.2%	$20.1	8.0%	$25.1	10.0%

Tier I capital to risk-weighted assets	$32.5	13.0%	$10.0	4.0%	$15.1	6.0%

Tier I capital to adjusted average assets	$32.5	9.0%	$10.9	3.0%	$18.1	5.0%

      Results of Operations — Comparison of the Quarter Ended March 31, 2000 to the Quarter Ended March 31, 1999

      Net income for the three months ended March 31, 2000 was $1.036 million compared to $957 thousand for the quarter ended March 31, 1999, an increase of $79 thousand (8.3%). The earnings represent a ROA of 1.14% for the current quarter compared to 1.12% for the quarter ended March 31, 1999. The ROE was 12.74% for the current quarter compared to 12.11% for the quarter ended March 31, 1999.

      Net interest income for the three months ended March 31, 2000 was $3.6 million, up $251 thousand (7.4%) from $3.4 million for the three months ended March 31, 1999. The increase in net interest income was due to higher yields on interest-earning assets and growth in average daily balances for loans. The weighted-average yield on interest-earning assets was 7.75% for the three months ended March 31, 2000 compared to 7.58% for the three months ended March 31, 1999. The weighted-average cost of funds for the quarter ended March 31, 2000, was 3.73% compared to 3.64% for the quarter ended March 31, 1999. The impact of the 7.75% return on interest-earning assets and the 3.73% cost of funds resulted in an interest rate spread of 4.02% for the current quarter compared to 3.94% for the quarter ended March 31, 1999. During the current quarter, total interest income increased by $502 thousand (8.1%) while total interest expense increased by $251 thousand (9.0%). The net interest margin was 4.01% for the three months ended March 31, 2000 compared to 3.95% for the quarter ended March 31, 1999.

      During the three months ended March 31, 2000, interest income from loans increased by $539 thousand (9.8%) compared to the three months ended March 31, 1999. The increase was due to higher yields and higher average daily balances. The weighted-average yield on loans outstanding was 7.95% for the current quarter compared to 7.88% for the three months ended March 31, 1999. Loan balances averaged $302.8 million for the current quarter, up $24.3 million (8.7%) from $278.5 million for the three months ended March 31, 1999. During the three months ended March 31, 2000, interest income on investments and other deposits decreased by $37 thousand (5.4%) compared to the quarter ended March 31, 1999. The decrease was due to lower average daily balances. The weighted-average yield on securities and other deposits was 6.22% for the current quarter compared to 5.83% for the three months ended March 31, 1999. Securities and other deposits averaged $41.7 million for the current quarter, down $5.3 million (11.3%) from $47.0 million for the three months ended March 31, 1999.

      Interest expense for deposits increased by $198 thousand (7.7%) during the current quarter compared to the three months ended March 31, 1999. The increase was due to a higher cost of funds and growth in average daily balances. The weighted-average rate paid on deposits for the three months ended March 31, 2000 was 3.63% compared to 3.55% for the quarter ended March 31, 1999. The higher cost of funds reflects a rising interest rate environment. Total deposit balances averaged $305.1 million for the current quarter, up $15.7 million (5.4%) from $289.4 for the quarter ended March 31, 1999. Interest expense on borrowed funds increased by $53 thousand (24.0%) during the current quarter due to higher rates and increases in average daily balances. The weighted-average cost of borrowed funds was 5.22% for the current quarter compared to 5.05% for the three months ended March 31, 1999. Borrowed funds averaged $21.0 million during the quarter ended March 31, 2000, up $3.5 million (20.0%) from $17.5 million for the quarter ended March 31, 1999.

      Noninterest income for the quarter ended March 31, 2000 was $448 thousand, up $110 thousand (32.5%) from $338 thousand for the three months ended March 31, 1999. During the period the Bancorp continued to implement initiatives focused on improving income from Bank operations. As a result, fees and service charges increased $137 thousand (62.3%) and income from Trust operations increased $7 thousand (8.0%) compared to the three months ended March 31, 1999.

      Noninterest expense for the quarter ended March 31, 2000 was $2.3 million, up $272 thousand (13.1%) from $2.1 million for the three months ended March 31, 1999. The increase in compensation and benefits was due to additional staffing for current operations and in preparation for the Hobart facility that is expected to open during the fall of 2000. The increase in data processing reflects investments in technology and new products and services. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 57.6% for the quarter ended March 31, 2000 compared to 55.9% for the three months ended March 31, 1999. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

      Income tax expenses for the three months ended March 31, 2000 totaled $653 thousand compared to $633 thousand for the three months ended March 31, 1999, an increase of $20 thousand (3.2%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp was 38.7% for the three months ended March 31, 2000 compared to 39.8% for the three months ended March 31, 1999. The reduction during the current period is a result of investments in low-income housing tax credits.

Forward-Looking Statements

      When used in this report and in future filings by the Bancorp with the Securities and Exchange Commission, in the Bancorp’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Bancorp’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bancorp’s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

      The Bancorp wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Bancorp’s financial performance and could cause the Bancorp’s actual results for future periods to differ materially from those anticipated or projected.

      The Bancorp does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART II — Other Information

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

NorthWest Indiana Bancorp

Date: May 9, 2000	/s/ David A. Bochnowski

David A. Bochnowski

Chairman of the Board and Chief Executive Officer

Date: May 9, 2000	/s/ Edward J. Furticella

Edward J. Furticella

Vice President, Chief Financial Officer and Treasurer