Form 10-Q
period 2000-06-30
NORTHWEST INDIANA BANCORP
filed 2000-08-10
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2000, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to ;

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 2,707,611 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2000.

NorthWest Indiana Bancorp
Index

			Page
			Number

PART I Consolidated Financial Statements

	Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp

		Consolidated Balance Sheets, June 30, 2000 and December 31, 1999	1

		Consolidated Statements of Income, Three Months and Six Months Ended June 30, 2000 and 1999	2

		Consolidated Statements of Changes in Stockholders’ Equity, Three Months and Six Months Ended June 30, 2000 and 1999	3

		Consolidated Statements of Cash Flows, Six Months Ended June 30, 2000 and 1999	4

		Notes to Consolidated Financial Statements	5-6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-16

PART II Other Information			17-18

SIGNATURES			19

NorthWest Indiana Bancorp
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(Dollars in thousands)	2000	1999

ASSETS

Cash and cash equivalents	$16,350	$14,633

Securities available-for-sale	20,999	24,171

Securities held-to-maturity (fair value: June 30, 2000 - $15,556; December 31, 1999 - $15,718)	15,879	15,983

Loans held for sale	710	597

Loans receivable	317,679	295,813

Less: allowance for loan losses	(3,228)	(3,309)

Net loans receivable	314,451	292,504

Federal Home Loan Bank stock	1,927	1,777

Accrued interest receivable	2,427	2,408

Premises and equipment	6,644	6,522

Foreclosed real estate	100	—

Other assets	2,996	3,124

Total assets	$382,483	$361,719

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Non-interest bearing	$27,832	$22,709

Interest bearing	287,564	283,938

Total	315,396	306,647

Borrowed funds	31,391	18,607

Accrued expenses and other liabilities	3,336	3,994

Total liabilities	350,123	329,248

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—

Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: June 30, 2000 - 2,772,275,
December 31, 1999 - 2,767,503,

shares outstanding: June 30, 2000 - 2,707,611,

December 31, 1999 - 2,746,403	346	346

Additional paid in capital	3,018	2,970

Accumulated other comprehensive loss	(308)	(222)

Retained earnings — substantially restricted	30,674	29,824

Treasury stock, common shares at cost: June 30, 2000 - 64,664; December 31, 1999 - 21,100	(1,370)	(447)

Total stockholders’ equity	32,360	32,471

Total liabilities and stockholders’ equity	$382,483	$361,719

See accompanying notes to unaudited consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2000	1999	2000	1999

Interest income:

Loans receivable
Real estate loans	$5,308	$4,854	$10,431	$9,646

Commercial loans	788	563	1,463	1,050

Consumer loans	239	211	463	415

Total loan interest	6,335	5,628	12,357	11,111

Securities	600	561	1,219	1,103

Other interest earning assets	7	195	19	324

Total interest income	6,942	6,384	13,595	12,538

Interest expense:

Deposits	2,940	2,570	5,707	5,139

Borrowed funds	293	216	567	437

Total interest expense	3,233	2,786	6,274	5,576

Net interest income	3,709	3,598	7,321	6,962

Provision for loan losses	45	51	84	100

Net interest income after provision for loan losses	3,664	3,547	7,237	6,862

Noninterest income:

Fees and service charges	382	324	756	558

Trust operations	100	90	195	178

Gain/(loss) on sale of loans, net	2	17	(2)	38

Gain on sale of securities, net	—	1	—	10

Other	—	3	—	3

Total noninterest income	484	435	949	787

Noninterest expense:

Compensation and benefits	1,260	1,120	2,527	2,206

Occupancy and equipment	381	379	775	771

Data processing	138	124	279	244

Marketing	57	35	121	84

Federal insurance premium	15	42	31	84

Other	465	508	932	896

Total noninterest expense	2,316	2,208	4,665	4,285

Income before income tax expenses	1,832	1,774	3,521	3,364

Income tax expenses	712	706	1,365	1,339

Net income	$1,120	$1,068	$2,156	$2,025

Earnings per common share:

Basic	$0.41	$0.38	$0.79	$0.73

Diluted	$0.40	$0.38	$0.78	$0.72

Dividends declared per common share	$0.24	$0.21	$0.48	$0.42

See accompanying notes to unaudited consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2000	1999	2000	1999

Balance at beginning of period	$32,183	$31,614	$32,471	$31,316

Comprehensive income:

Net income	1,120	1,068	2,156	2,025

Net unrealized gain/(loss) on securities available-for-sale, net of tax effects	37	(119)	(86)	(214)

Comprehensive income	1,157	949	2,070	1,811

Issuance of shares of common stock:

4,772 shares at $5.75 - $21.13 per share and 3,348 shares at $4.66 - $10.63 per share for the six months ended June 30, 2000 and 1999	2	—	48	16

Cash dividends:

$0.48 per share and $0.42 per share for the six months ended June 30, 2000 and 1999	(653)	(582)	(1,306)	(1,162)

Purchase of treasury stock:

43,564 shares at $20.50 - $21.75 per share for the six months ended June 30, 2000	(329)	—	(923)	—

Balance at end of period	$32,360	$31,981	$32,360	$31,981

See accompanying notes to unaudited consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,156	$2,025

Adjustments to reconcile net income to net cash provided by operating activities:

Origination of loans for sale	(120)	(2,274)

Sale of loans originated for sale	—	2,255

Depreciation and amortization, net of accretion	445	466

Amortization of mortgage servicing rights	6	5

Amortization of investment in real estate limited partnerships	23	7

Net gains on securities	—	(10)

Net (gains)/losses on sale of loans	2	(38)

Provision for loan losses	84	100

Net change in:

Interest receivable	(19)	(65)

Other assets	157	60

Accrued expenses and other liabilities	(658)	(211)

Total adjustments	(80)	295

Net cash from operating activities	2,076	2,320

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities available-for-sale	3,005	3,660

Purchase of securities available-for-sale	—	(8,980)

Proceeds from maturities of securities held-to-maturity	—	5,095

Purchase of securities held-to-maturity	—	(4,731)

Principal collected on mortgage-backed securities	109	171

Purchase of Federal Home Loan Bank Stock	(150)	—

Loan participations purchased	(4,060)	(300)

Net change in loans receivable	(18,067)	(13,042)

Purchase of premises and equipment, net	(548)	(308)

Net cash from investing activities	(19,711)	(18,435)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in deposits	8,749	7,322

Proceeds from FHLB advances	6,250	—

Repayment of FHLB advances	(9,250)	—

Change in other borrowed funds	15,784	219

Proceeds from issuance of common stock	48	16

Dividends paid	(1,306)	(1,162)

Treasury stock purchased	(923)	—

Net cash from financing activities	19,352	6,395

Net change in cash and cash equivalents	1,717	(9,720)

Cash and cash equivalents at beginning of period	14,633	27,340

Cash and cash equivalents at end of period	$16,350	$17,620

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$6,277	$5,636

Income taxes	$1,505	$1,595

SUPPLEMENTAL NONCASH INFORMATION:

Transfers from loans to foreclosed real estate	$100	$62

See accompanying notes to unaudited consolidated financial statements.

Northwest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

      The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation is inactive. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of June 30, 2000 and December 31, 1999, and the statements of income and changes in stockholders’ equity for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. The income reported for the six month period ended June 30, 2000 is not necessarily indicative of the results to be expected for the full year.

Note 2 – Use of Estimates

      Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilites at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

Note 3 – Concentrations of Credit Risk

      The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

Note 4 – Reclassifications

      Certain amounts reported in the December 31, 1999 consolidated financial statements and the June 30, 1999 Form 10-Q have been reclassified to conform to the June 30, 2000 presentation.

Note 5 – Commitments and Contingencies

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

      At June 30, 2000 and December 31, 1999, commitments to make loans totaled $69.5 million and $61.3 million, and standby letters of credit totaled $1.2 million and $1.1 million. At June 30, 2000, $57.1 million (82%) of the commitments were at variable rates.

      Since commitments to make loans may expire without being used, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

Note 6 – Earnings per Share

      A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Basic Earnings Per Common Share:

Net income available to common stockholders	$1,120,000	$1,068,000	$2,156,000	$2,025,000

Weighted-average common shares outstanding	2,719,362	2,766,471	2,726,020	2,765,011

Basic earnings per common share	$0.41	$0.38	$.79	$.73

Diluted Earnings Per Common Share:

Net income available to common stockholders	$1,120,000	$1,068,000	$2,156,000	$2,025,000

Weighted-average common shares outstanding	2,719,362	2,766,471	2,726,020	2,765,011

Add: dilutive effect of assumed stock option exercises	23,366	27,938	26,027	30,060

Weighted-average common and dilutive potential common shares outstanding	2,742,728	2,794,409	2,752,047	2,795,071

Diluted earnings per common share	$0.40	$0.38	$.78	$.72

      Stock options for 25,570 common shares for the three and six months ended June 30, 2000, were not considered in computing diluted earnings per common share because they were anti-dilutive.

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

      At June 30, 2000, the Bancorp had total assets of $382.5 million and total deposits of $315.4 million. Stockholders’ equity totaled $32.4 million or 8.5% of total assets, with book value per share at $11.95. Net income for the six months ended June 30, 2000, was $2.2 million, or $.79 per common share for basic and $.78 diluted calculations. The annualized return on average assets (ROA) was 1.17%, while the annualized return on average stockholders’ equity (ROE) was 13.25%, for the six months ended June 30, 2000.

Financial Condition

      During the six months ended June 30, 2000, total assets increased by $20.8 million (5.7%), with interest-earning assets increasing by $18.9 million (5.6%). At June 30, 2000, interest-earning assets totaled $357.2 million and represented 93.4% of total assets.

      Loans receivable totaled $317.7 million at June 30, 2000, compared to $295.8 million at December 31, 1999. At June 30, 2000, loans receivable represented 88.9% of interest-earning assets, 83.1% of total assets and 100.7% of total deposits. The loan portfolio includes $13.9 million (4.4%) in construction and development loans, $170.0 million (53.5%) in residential mortgage loans, $10.7 million (3.4%) in multifamily loans, $77.5 million (24.4%) in commercial real estate loans, $11.1 million (3.5%) in consumer loans, and $34.5 million (10.8%) in commercial business and other loans. Adjustable rate loans comprised 55% of total loans at June 30, 2000. During the six months ended June 30, 2000, loans increased by $21.9 million (7.4%). Growth during the current six months was a result of a strong local economy and aggressive marketing and call programs. Assuming the continuation of the current strength of the local economy and an aggressive marketing and call program effort, management believes that loan growth should remain strong throughout 2000 despite a rising interest rate environment and increased price competition within the Bancorp’s market area. Management expects to fund loan growth with a mix of deposits and borrowed funds.

      The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of twenty-five years or longer. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the six months ended June 30, 2000, the Bancorp sold $50 thousand in fixed rate mortgages. At June 30, 2000, the Bancorp had $710 thousand classified as loans held for sale.

      The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLB). Investments are generally for terms ranging from one day to five years. At June 30, 2000, the investment portfolio totaled $36.9 million and was invested as follows: 90.2% in U.S. government agency debt securities, 8.1% in U.S. government debt securities, and 1.7% in U.S. government agency mortgage-backed securities. At June 30, 2000, securities available-for-sale totaled $21.0 million or 56.9% of total securities. The available-for-sale portfolio permits the active management of the Bancorp’s liquidity position. During the six months ended June 30, 2000, investment securities decreased by $3.3 million (8.2%). At June 30, 2000, the Bancorp had $1.9 million in FHLB stock.

      Management believes that the credit risk profile of the earning asset portfolio is relatively low. The table that follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	June 30, 2000			December 31, 1999

	#		Amount	#		Amount

Loans accounted for on a non-accrual basis:

Real estate loans:

Residential	9		$341	13		$565

Commercial	—		—	0		—

Commercial business loans	2		57	0		—

Consumer loans	2		10	0		—

Total	13		$408	13		$565

Accruing loans that are contractually past due 90 days or more:

Real estate loans:

Residential	3		$155	6		$235

Commercial	—		—	1		3

Commercial business loans	—		—	—		—

Consumer loans	1		8	—		—

Total	4		$163	7		$238

Total of non-accrual and accruing loans 90 days or more past due loans	17		$571	20		$803

Foreclosed real estate	1		$100	—		$—

Ratio of non-performing loans to total assets		0.15%			0.22%

Ratio of non-performing loans to total loans		0.18%			0.27%

Ratio of foreclosed real estate to total assets		0.03%			0.00%

Ratio of non-performing assets to total assets		0.18%			0.22%

      At June 30, 2000, $794 thousand of the Bancorp’s loans were internally classified as substandard. The total represents 22 loans. No loans were classified as doubtful or loss. Classified loans include nonperforming loans disclosed in the previous table. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At June 30, 2000, except as described above, there were no material credits that would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

      Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the six months ended June 30, 2000, additions to the ALL account totaled $84 thousand compared to $100 thousand for the six months ended June 30, 1999. Charge-offs, net of recoveries, totaled $165 thousand during the six months ended June 30, 2000. The amount provided during the current six months was based on loan activity, changes within the loan portfolio mix, and resulting changes in management’s assessment of portfolio risk. At June 30, 2000, the balance in the ALL account totaled $3.2 million compared to $3.3 million at December 31, 1999. The balance in the ALL is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

      The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been evaluated on a pooled basis. During the six months ended June 30, 2000, additions to the ALL were allocated to the commercial real estate loans and commercial business loans due to the growth in these portfolios and the additional risk related to these products. At June 30, 2000, no portion of the ALL was allocated to impaired loan balances as the Bancorp had no individual loans considered to be impaired loans as of, or for the six months ended June 30, 2000.

      Deposits are the major source of funds for lending and other investment purposes. At June 30, 2000, deposits totaled $315.4 million. During the six months ended June 30, 2000, deposit growth totaled $8.7 million (2.9%). Checking accounts increased $4.6 million (8.8%), money market deposit accounts (MMDA’s) increased $11.9 million (28.3%), savings accounts increased $478 thousand (1.0%), and certificates of deposit decreased $8.3 million (5.0%). The growth in core deposits (checking accounts, MMDA’s and savings accounts) was a result of competitive product offerings and an aggressive marketing program. At June 30, 2000, the deposit base was comprised of 18.0% checking accounts, 17.2% MMDA’s, 15.0% savings accounts and 49.8% certificates of deposit. Deposit growth has not kept pace with asset growth principally due to a low rate of personal savings by households and competition for depositor funds from higher-yielding investment alternatives. The Bancorp has used borrowings to help fund loan growth. At June 30, 2000, borrowed funds totaled $31.4 million. During the six months ended June 30, 2000, borrowings increased $12.8 million (68.7%). Repurchase agreements totaled $8.2 million, increasing $5.2 million due to the implementation of the Bank’s new sweep repurchase program. FHLB borrowings totaled $21.4 million, increasing $7.3 million to meet short-term funding requirements. Other short-term borrowings totaled $1.8 million.

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

      Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of June 30, 2000. The table incorporates the Bancorp’s internal system generated data as related to the maturity, repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

Interest Rate Risk at June 30, 2000

		Net Interest Income			Net Economic Value of Equity

Change in				Policy			Policy
rates		Amount	% Chg.	Limit %	Amount	% Chg.	Limit %

	2%	$12,663	- 8.1	- 20	$42,829	- 15.0	- 30

	1%	$13,291	- 3.5	- 10	$46,641	- 7.5	- 15

	0%	$13,777	0.0		$50,409	0.0

-	1%	$14,062	2.1	- 10	$53,061	5.3	- 15

-	2%	$13,988	1.5	- 20	$53,861	6.9	- 30

      The table shows that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At June 30, 2000, an increase in interest rates of 2% would have resulted in a 8.1% decrease in net interest income and a 15.0% decrease in the net economic value of equity.

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

      During the six months ended June 30, 2000, cash and cash equivalents increased $1.7 million compared to a $9.7 million decrease for the six months ended June 30, 1999. The primary sources of cash were deposit growth, borrowed funds, proceeds from maturities of securities and cash provided by operating activities. The primary uses of cash were the loan originations, the payment of common stock dividends and the purchase of treasury stock. During the current six months cash provided by operating activities totaled $2.1 million compared to $2.3 million for the six months ended June 30, 1999, reflecting a decrease in loan sales during the current period. Cash outflows from investing activities reflect strong loan demand during the six months ended June 30, 2000 and 1999. The increase in loans receivable and loan participations purchased totaled $22.1 million during the current period compared to $13.3 million for the six months ended June 30, 1999. Cash flows from financing activities totaled $19.4 million during the current period compared to $6.4 million for the six months ended June 30, 1999. The increase reflects higher deposit growth during the current period and additional borrowings. The funds were used for loan originations. Deposit growth totaled $8.7 million compared to $7.3 million for the six months ended June 30, 1999, while borrowed funds and proceeds from FHLB advances increased by $12.8 million compared to $219 thousand for the six months ended June 30, 1999. The Bancorp paid dividends on common stock of $1.3 million during the current six months compared to $1.2 million for the six months ended June 30, 1999. On April 18, 2000, the Bancorp announced that it had completed the repurchase of 50,000 shares or 1.8% of the Bancorp’s outstanding common stock at an average price of $21.40 per share. The repurchase program was begun in August, 1999. The Bancorp also announced that the Board of Directors had authorized the repurchase of an additional 50,000 shares of Common Stock or 1.8% of the outstanding shares. During the six months ended June 30, 2000, the Bancorp purchased 43,564 shares of treasury stock at $20.50 — $21.75 per share for $923 thousand.

      During 2000, the Bancorp will open a state-of-the-art branch facility in Hobart, Indiana. The facility is not anticipated to have a material impact on noninterest expense during 2000. The new facility provides opportunities to expand market share for the Bancorp’s products and services in Hobart and the surrounding areas.

      At June 30, 2000, outstanding commitments to fund loans totaled $69.5 million. Approximately 82% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

      During the six months ended June 30, 2000, stockholders’ equity decreased by $111 thousand (0.3%). The change in stockholders’ equity reflects earnings of $2.2 million during the period. In addition, $48 thousand represents proceeds from the exercise of 4,772 stock options. The Bancorp paid $1.3 million in cash dividends and $923 thousand for the purchase of treasury stock during the six month period. The net unrealized loss on available-for-sale securities was $86 thousand for the period. At June 30, 2000, book value per share was $11.95 compared to $11.56 at June 30, 1999.

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

      The following table shows that, at June 30, 2000, and December 31, 1999, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

At June 30, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$35.9	13.6%	$21.2	8.0%	$26.5	10.0%

Tier I capital to risk-weighted assets	$32.7	12.3%	$10.6	4.0%	$15.9	6.0%

Tier I capital to adjusted average assets	$32.7	8.8%	$11.2	3.0%	$18.6	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized

At December 31, 1999	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$35.7	14.8%	$19.3	8.0%	$24.2	10.0%

Tier I capital to risk-weighted assets	$32.7	13.5%	$9.7	4.0%	$14.5	6.0%

Tier I capital to adjusted average assets	$32.7	9.0%	$10.9	3.0%	$18.2	5.0%

Results of Operations – Comparison of the Quarter Ended June 30, 2000 to the Quarter Ended
June 30, 1999

      Net income for the three months ended June 30, 2000 was $1.120 million compared to $1.068 million for the quarter ended June 30, 1999, an increase of $52 thousand (4.9%). The earnings represent a ROA of 1.20% for both the current quarter and the quarter ended June 30, 1999. The ROE was 13.79% for the current quarter compared to 13.35% for the quarter ended June 30, 1999.

      Net interest income for the three months ended June 30, 2000 was $3.7 million, up $111 thousand (3.1%) from $3.6 million for the three months ended June 30, 1999. The increase in net interest income was due to higher yields on interest-earning assets and growth in average daily balances for loans. The weighted-average yield on interest-earning assets was 7.86% for the three months ended June 30, 2000 compared to 7.55% for the three months ended June 30, 1999. The weighted-average cost of funds for the quarter ended June 30, 2000, was 3.85% compared to 3.46% for the quarter ended June 30, 1999. The impact of the 7.86% return on interest-earning assets and the 3.85% cost of funds resulted in an interest rate spread of 4.01% for the current quarter compared to 4.09% for the quarter ended June 30, 1999. During the current quarter, total interest income increased by $558 thousand (8.7%) while total interest expense increased by $447 thousand (16.0%). The net interest margin was 3.99% for the three months ended June 30, 2000 compared to 4.06% for the quarter ended June 30, 1999.

      During the three months ended June 30, 2000, interest income from loans increased by $707 thousand (12.6%) compared to the three months ended June 30, 1999. The increase was due to higher yields and higher average daily balances. The weighted-average yield on loans outstanding was 8.09% for the current quarter compared to 7.90% for the three months ended June 30, 1999. Loan balances averaged $313.3 million for the current quarter, up $28.3 million (9.9%) from $285.0 million for the three months ended June 30, 1999. During the three months ended June 30, 2000, interest income on investments and other deposits decreased by $149 thousand (19.7%) compared to the quarter ended June 30, 1999. The decrease was due to lower average daily balances. The weighted-average yield on securities and other deposits was 6.06% for the current quarter compared to 5.70% for the three months ended June 30, 1999. Securities and other deposits averaged $40.0 million for the current quarter, down $14.3 million (26.3%) from $54.3 million for the three months ended June 30, 1999.

      Interest expense for deposits increased by $370 thousand (14.4%) during the current quarter compared to the three months ended June 30, 1999. The increase was due to a higher cost of funds and growth in average daily balances. The weighted-average rate paid on deposits for the three months ended June 30, 2000 was 3.75% compared to 3.38% for the quarter ended June 30, 1999. The higher cost of funds reflects a rising interest rate environment. Total deposit balances averaged $314.0 million for the current quarter, up $9.7 million (3.2%) from $304.3 for the quarter ended June 30, 1999. Interest expense on borrowed funds increased by $77 thousand (35.6%) during the current quarter due to higher rates and increases in average daily balances. The weighted-average cost of borrowed funds was 5.35% for the current quarter compared to 4.99% for the three months ended June 30, 1999. Borrowed funds averaged $21.9 million during the quarter ended June 30, 2000, up $4.7 million (27.3%) from $17.2 million for the quarter ended June 30, 1999.

      Noninterest income for the quarter ended June 30, 2000 was $484 thousand, up $49 thousand (11.3%) from $435 thousand for the three months ended June 30, 1999. During the period the Bancorp continued to implement initiatives focused on improving income from Bank operations. As a result, fees and service charges increased $58 thousand (17.9%) and income from Trust operations increased $10 thousand (11.1%) compared to the three months ended June 30, 1999.

      Noninterest expense for the quarter ended June 30, 2000 was $2.3 million, up $108 thousand (4.9%) from $2.2 million for the three months ended June 30, 1999. The increase in compensation and benefits was due to additional staffing for current operations and in preparation for the Hobart facility that is expected to open during the fall of 2000. The increase in data processing reflects investments in technology and new products and services. The increase in marketing was due to an aggressive program focused on both loan and deposit products. The Bancorp’s efficiency ratio was 55.2% for the quarter ended June 30, 2000 compared to 54.8% for the three months ended June 30, 1999. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

      Income tax expenses for the three months ended June 30, 2000 totaled $712 thousand compared to $706 thousand for the three months ended June 30, 1999, an increase of $6 thousand (0.8%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp was 38.9% for the three months ended June 30, 2000 compared to 39.8% for the three months ended June 30, 1999. The reduction during the current period is a result of investments in low-income housing tax credits.

Results of Operations – Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999

      Net income for the six months ended June 30, 2000 was $2.2 million compared to $2.0 million for the six months ended June 30, 1999, an increase of $131 thousand (6.5%). The earnings represent a ROA of 1.17% for the current six months compared to 1.16% for the six months ended June 30, 1999. The ROE was 13.25% for the current six months compared to 12.72% for the six months ended June 30, 1999.

      Net interest income for the six months ended June 30, 2000 was $7.3 million, up $359 thousand (5.2%) from $7.0 million for the six months ended June 30, 1999. The increase in net interest income was due to higher yields on interest-earning assets and growth in average daily balances for loans. The weighted-average yield on interest-earning assets was 7.79% for the six months ended June 30, 2000 compared to 7.56% for the six months ended June 30, 1999. The weighted-average cost of funds for the six months ended June 30, 2000, was 3.79% compared to 3.55% for the six months ended June 30, 1999. The impact of the 7.79% return on interest-earning assets and the 3.79% cost of funds resulted in an interest rate spread of 4.00% for the current six months compared to 4.01% for the six months ended June 30, 1999. During the current six months, total interest income increased by $1.1 million (8.4%) while total interest expense increased by $698 thousand (12.5%). The net interest margin was 3.99% for the six months ended June 30, 2000 compared to 4.00% for the six months ended June 30, 1999.

      During the six months ended June 30, 2000, interest income from loans increased by $1.2 million (11.2%) compared to the six months ended June 30, 1999. The increase was due to higher yields and higher average daily balances. The weighted-average yield on loans outstanding was 8.02% for the current six months compared to 7.89% for the six months ended June 30, 1999. Loan balances averaged $308.0 million for the current six months, up $26.2 million (9.3%) from $281.8 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, interest income on investments and other deposits decreased by $189 thousand (13.2%) compared to the six months ended June 30, 1999. The decrease was due to lower average daily balances. The weighted-average yield on securities and other deposits was 6.06% for the current six months compared to 5.76% for the six months ended June 30, 1999. Securities and other deposits averaged $40.8 million for the current six months, down $9.9 million (19.5%) from $50.7 million for the six months ended June 30, 1999.

      Interest expense for deposits increased by $568 thousand (11.1%) during the current six months compared to the six months ended June 30, 1999. The increase was due to a higher cost of funds and growth in average daily balances. The weighted-average rate paid on deposits for the six months ended June 30, 2000 was 3.69% compared to 3.46% for the six months ended June 30, 1999. The higher cost of funds reflects a rising interest rate environment. Total deposit balances averaged $309.6 million for the current six months, up $12.7 million (4.3%) from $296.9 for the six months ended June 30, 1999. Interest expense on borrowed funds increased by $130 thousand (29.7%) during the current six months due to higher rates and increases in average daily balances. The weighted-average cost of borrowed funds was 5.29% for the current six months compared to 5.03% for the six months ended June 30, 1999. Borrowed funds averaged $21.4 million during the six months ended June 30, 2000, up $4.0 million (23.0%) from $17.4 million for the six months ended June 30, 1999.

      Noninterest income for the six months ended June 30, 2000 was $949 thousand, up $162 thousand (20.6%) from $787 thousand for the six months ended June 30, 1999. During the period the Bancorp continued to implement initiatives focused on improving income from Bank operations. As a result, fees and service charges increased $198 thousand (35.5%) and income from Trust operations increased $17 thousand (9.6%) compared to the six months ended June 30, 1999.

      Noninterest expense for the six months ended June 30, 2000 was $4.7 million, up $380 thousand (8.9%) from $4.3 million for the six months ended June 30, 1999. The increase in compensation and benefits was due to additional staffing for current operations and in preparation for the Hobart facility that is expected to open during the fall of 2000. The increase in data processing reflects investments in technology and new products and services. The increase in marketing was due to an aggressive program focused on both loan and deposit products. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 56.4% for the six months ended June 30, 2000 compared to 55.3% for the six months ended June 30, 1999.

      Income tax expenses for the six months ended June 30, 2000 totaled $1.4 million compared to $1.3 million for the six months ended June 30, 1999, an increase of $26 thousand (1.9%). The increase was due to an increase in pretax earnings during the current six months. The combined effective federal and state tax rates for the Bancorp was 38.8% for the six months ended June 30, 2000 compared to 39.8% for the six months ended June 30, 1999. The reduction during the current period is a result of investments in low-income housing tax credits.

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

PART II – Other Information

Item 1.	Legal Proceedings

The registrant is not party to any material legal proceedings. No significant changes in legal proceedings of the Bancorp occurred during the quarter.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

NorthWest Indiana Bancorp held its annual meeting of shareholders on April 18, 2000. At this meeting the security holders:

1.	Elected the following directors for the registrant, whose term of office continued after the meeting:

	Number of Votes

	For	Withheld

David A. Bochnowski	2,208,998	2,400

Jerome F. Vrabel	2,206,568	4,830

James L. Wieser	2,204,690	6,708

Other directors whose term of office as a director continued after the meeting include:

Frank J. Bochnowski Gloria C. Gray	Leroy F. Cataldi Stanley E. Mize	Lourdes M. Dennison

2.	Ratified the appointment of Crowe, Chizek and Company LLP as the auditors for the registrant for the year ending December 31, 2000.

	For	Against	Abstain

Number of Votes	2,198,151	0	13,247

Item 5.	Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.
(27) Financial Data Schedule
(b)	Reports on Form 8-K. NorthWest Indiana Bancorp filed one Form 8-K during the quarter ended June 30, 2000.

Date of report:	April 18, 2000
Items reported:	On April 18, 2000, the Registrant’s Board of Directors authorized a stock repurchase program for 50,000 shares relating to the Registrant’s Common Stock. The amount represents approximately 1.8% of the total shares outstanding.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthWest Indiana Bancorp

Date:	August 10, 2000	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date:	August 10, 2000	/s/ Edward J. Furticella
Edward J. Furticella Vice President, Chief Financial Officer and Treasurer