Form 10-Q
period 2000-09-30
NORTHWEST INDIANA BANCORP
filed 2000-11-13
CIK 919864

NorthWest Indiana Bancorp Index
NorthWest Indiana Bancorp Consolidated Balance Sheets (unaudited)
NorthWest Indiana Bancorp Consolidated Statements of Income (unaudited)
NorthWest Indiana Bancorp Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
NorthWest Indiana Bancorp Consolidated Statements of Cash Flows (unaudited)
Northwest Indiana Bancorp Notes to Consolidated Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — Other Information
Signatures
Exhibit 27 -- Financial Data Schedule

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

There were 2,708,772 shares of the registrant’s Common Stock, without par value, outstanding at October 31, 2000.

NorthWest Indiana Bancorp
Index

		Page
		Number
PART I. Consolidated Financial Statements

Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp

	Consolidated Balance Sheets, September 30, 2000 and December 31, 1999	1

	Consolidated Statements of Income, Three Months and Nine Months Ended September 30, 2000 and 1999	2

	Consolidated Statements of Changes in Stockholders’ Equity, Three Months and Nine Months Ended September 30, 2000 and 1999	3

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2000 and 1999	4

	Notes to Consolidated Financial Statements	5-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-16

PART II. Other Information		17

SIGNATURES		18

NorthWest Indiana Bancorp
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(Dollars in thousands)	2000	1999

ASSETS

Cash and cash equivalents	$13,241	$14,633

Securities available-for-sale	20,200	24,171

Securities held-to-maturity (fair value: September 30, 2000 - $15,159; December 31, 1999 - $15,718)	15,341	15,983

Loans held for sale	599	597

Loans receivable	321,708	295,813

Less: allowance for loan losses	(3,287)	(3,309)

Net loans receivable	318,421	292,504

Federal Home Loan Bank stock	1,927	1,777

Accrued interest receivable	2,385	2,408

Premises and equipment	7,326	6,522

Foreclosed real estate	100	—

Other assets	2,864	3,124

Total assets	$382,404	$361,719

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Non-interest bearing	$29,108	$22,709

Interest bearing	285,171	283,938

Total	314,279	306,647

Borrowed funds	31,523	18,607

Accrued expenses and other liabilities	3,624	3,994

Total liabilities	349,426	329,248

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—

Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: September 30, 2000 - 2,773,436, December 31, 1999 - 2,767,503, shares outstanding: September 30, 2000 - 2,708,772, December 31, 1999 - 2,746,403	347	346

Additional paid in capital	3,029	2,970

Accumulated other comprehensive loss	(182)	(222)

Retained earnings — substantially restricted	31,155	29,824

Treasury stock, common shares at cost: September 30, 2000 - 64,664; December 31, 1999 - 21,100	(1,371)	(447)

Total stockholders’ equity	32,978	32,471

Total liabilities and stockholders’ equity	$382,404	$361,719

See accompanying notes to unaudited consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2000	1999	2000	1999

Interest income:

Loans receivable

Real estate loans	$5,537	$4,953	$15,968	$14,599

Commercial loans	769	578	2,232	1,628

Consumer loans	241	223	704	638

Total loan interest	6,547	5,754	18,904	16,865

Securities	584	614	1,803	1,717

Other interest earning assets	5	86	41	410

Total interest income	7,136	6,454	20,748	18,992

Interest expense:

Deposits	3,109	2,537	8,816	7,676

Borrowed funds	355	237	922	674

Total interest expense	3,464	2,774	9,738	8,350

Net interest income	3,672	3,680	11,010	10,642

Provision for loan losses	60	75	144	175

Net interest income after provision for loan losses	3,612	3,605	10,866	10,467

Noninterest income:

Fees and service charges	422	355	1,161	913

Trust operations	107	91	302	269

Gain/(loss) on sale of loans, net	17	—	15	48

Gain on sale of securities, net	—	15	—	15

Other	—	1	—	4

Total noninterest income	546	462	1,478	1,249

Noninterest expense:

Compensation and benefits	1,270	1,190	3,797	3,396

Occupancy and equipment	378	391	1,153	1,162

Data processing	136	128	415	372

Marketing	23	25	144	109

Federal insurance premium	16	42	47	126

Other	472	462	1,404	1,358

Total noninterest expense	2,295	2,238	6,960	6,523

Income before income tax expenses	1,863	1,829	5,384	5,193

Income tax expenses	734	726	2,099	2,065

Net income	$1,129	$1,103	$3,285	$3,128

Earnings per common share:

Basic	$0.42	$0.40	$1.21	$1.13

Diluted	$0.42	$0.40	$1.20	$1.12

Dividends declared per common share	$0.24	$0.21	$0.72	$0.63

See accompanying notes to unaudited consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2000	1999	2000	1999

Balance at beginning of period	$32,360	$31,981	$32,471	$31,316

Comprehensive income:

Net income	1,129	1,103	3,285	3,128

Net unrealized gain/(loss) on securities available-for-sale, net of tax effects	126	(45)	40	(259)

Comprehensive income	1,255	1,058	3,325	2,869

Issuance of shares of common stock	12	5	60	21

Cash dividends	(649)	(580)	(1,954)	(1,742)

Purchase of treasury stock	—	(126)	(924)	(126)

Balance at end of period	$32,978	$32,338	$32,978	$32,338

See accompanying notes to unaudited consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,285	$3,128

Adjustments to reconcile net income to net cash provided by operating activities:

Origination of loans for sale	(320)	(2,466)

Sale of loans originated for sale	323	2,449

Depreciation and amortization, net of accretion	657	690

Amortization of mortgage servicing rights	9	8

Amortization of investment in real estate limited partnerships	34	10

Net gains on securities	—	(12)

Net (gains)/losses on sale of loans	(15)	(34)

Net gains on sale of foreclosed real estate	—	(15)

Provision for loan losses	144	175

Net change in:

Interest receivable	23	46

Other assets	195	75

Accrued expenses and other liabilities	(370)	17

Total adjustments	680	943

Net cash from operating activities	3,965	4,071

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities available-for-sale	4,005	6,160

Purchase of securities available-for-sale	—	(10,969)

Proceeds from maturities of securities held-to-maturity	500	5,595

Purchase of securities held-to-maturity	—	(7,229)

Principal collected on mortgage-backed securities	149	241

Purchase of Federal Home Loan Bank Stock	(150)	(82)

Loan participations purchased	(3,839)	(300)

Net change in loans receivable	(22,316)	(15,902)

Purchase of premises and equipment, net	(1,436)	(390)

Proceeds from sale of foreclosed real estate	—	131

Net cash from investing activities	(23,087)	(22,745)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in deposits	7,632	8,590

Proceeds from FHLB advances	6,250	6,000

Repayment of FHLB advances	(11,250)	(2,000)

Change in other borrowed funds	17,916	(748)

Proceeds from issuance of common stock	60	21

Dividends paid	(1,954)	(1,742)

Treasury stock purchased	(924)	(126)

Net cash from financing activities	17,730	9,995

Net change in cash and cash equivalents	(1,392)	(8,679)

Cash and cash equivalents at beginning of period	14,633	27,340

Cash and cash equivalents at end of period	$13,241	$18,661

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$9,710	$8,394

Income taxes	$2,181	$2,309

SUPPLEMENTAL NONCASH INFORMATION:

Transfers from loans to foreclosed real estate	$100	$121

See accompanying notes to unaudited consolidated financial statements.

Northwest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

      The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation is inactive. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of September 30, 2000 and December 31, 1999, and the statements of income and changes in stockholders’ equity for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The income reported for the nine month period ended September 30, 2000 is not necessarily indicative of the results to be expected for the full year.

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

Note 4 — Reclassifications

      Certain amounts reported in the December 31, 1999 consolidated financial statements and the September 30, 1999 Form 10-Q have been reclassified to conform to the September 30, 2000 presentation.

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

      At September 30, 2000 and December 31, 1999, commitments to make loans totaled $68.3 million and $61.3 million, and standby letters of credit totaled $1.5 million and $1.1 million. At September 30, 2000, $61.0 million (89%) of the commitments were at variable rates.

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

Note 6 — Earnings per Share

      A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

Basic Earnings Per Common Share:

Net income available to common stockholders	$1,129,000	$1,103,000	$3,285,000	$3,128,000

Weighted-average common shares outstanding	2,707,929	2,766,562	2,719,946	2,765,527

Basic earnings per common share	$0.42	$0.40	$1.21	$1.13

Diluted Earnings Per Common Share:

Net income available to common stockholders	$1,129,000	$1,103,000	$3,285,000	$3,128,000

Weighted-average common shares outstanding	2,707,929	2,766,562	2,719,946	2,765,527

Add: dilutive effect of assumed stock option exercises	23,490	26,808	25,856	29,746

Weighted-average common and dilutive potential common shares outstanding	2,731,419	2,793,370	2,745,802	2,795,273

Diluted earnings per common share	$0.42	$0.40	$1.20	$1.12

Stock options for 25,570 common shares for the three and nine months ended September 30, 2000, were not considered in computing diluted earnings per common share because they were anti-dilutive.

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

      At September 30, 2000, the Bancorp had total assets of $382.4 million and total deposits of $314.3 million. Stockholders’ equity totaled $33.0 million or 8.6% of total assets, with book value per share at $12.17. Net income for the nine months ended September 30, 2000, was $3.3 million, or $1.21 per common share for basic and $1.20 diluted calculations. The annualized return on average assets (ROA) was 1.18%, while the annualized return on average stockholders’ equity (ROE) was 13.41%, for the nine months ended September 30, 2000.

Financial Condition

      During the nine months ended September 30, 2000, total assets increased by $20.7 million (5.7%), with interest-earning assets increasing by $21.4 million (6.3%). At September 30, 2000, interest-earning assets totaled $359.8 million and represented 94.1% of total assets.

      Loans receivable totaled $321.7 million at September 30, 2000, compared to $295.8 million at December 31, 1999. At September 30, 2000, loans receivable represented 89.4% of interest-earning assets, 84.1% of total assets and 102.4% of total deposits. The loan portfolio includes $14.9 million (4.6%) in construction and development loans, $172.5 million (53.6%) in residential mortgage loans, $10.4 million (3.2%) in multifamily loans, $82.0 million (25.5%) in commercial real estate loans, $10.8 million (3.4%) in consumer loans, and $31.1 million (9.7%) in commercial business and other loans. Adjustable rate loans comprised 56% of total loans at September 30, 2000. During the nine months ended September 30, 2000, loans increased by $25.9 million (8.8%). Growth during the current nine months was a result of a strong local economy and aggressive marketing and call programs. Assuming the continuation of the current strength of the local economy and an aggressive marketing and call program effort, management believes that loan growth should remain strong throughout the remaining quarter of 2000. Management expects to fund loan growth with a mix of deposits and borrowed funds.

      The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of twenty-five years or longer. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the nine months ended September 30, 2000, the Bancorp sold $323 thousand in fixed rate mortgages. At September 30, 2000, the Bancorp had $599 thousand classified as loans held for sale.

      The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLB). Investments are generally for terms ranging from one day to five years. At September 30, 2000, the investment portfolio totaled $35.5 million and was invested as follows: 91.3% in U.S. government agency debt securities, 7.0% in U.S. government debt securities, and 1.7% in U.S. government agency mortgage-backed securities. At September 30, 2000, securities available-for-sale totaled $20.2 million or 56.8% of total securities. The available-for-sale portfolio permits the active management of the Bancorp’s liquidity position. During the nine months ended September 30, 2000, investment securities decreased by $4.6 million (11.5%). At September 30, 2000, the Bancorp had $1.9 million in FHLB stock.

      Management believes that the credit risk profile of the earning asset portfolio is relatively low. The table that follows sets forth information with respect to the number (#) and balances (Amount) of non-performing assets and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	September 30, 2000		December 31, 1999
	#	Amount	#	Amount

Loans accounted for on a non-accrual basis:

Real estate loans:

Residential	16	$869	13	$565

Commercial	1	20	0	—

Commercial business loans	5	513	0	—

Consumer loans	4	35	0	—

Total	26	$1,437	13	$565

Accruing loans that are contractually past due 90 days or more:

Real estate loans:

Residential	3	$114	6	$235

Commercial	1	17	1	3

Commercial business loans	1	11	—	—

Consumer loans	—	—	—	—

Total	5	$142	7	$238

Total of non-accrual and accruing loans 90 days or more past due loans	31	$1,579	20	$803

Foreclosed real estate	1	$100	—	$—

Ratio of non-performing loans to total assets	0.41%		0.22%

Ratio of non-performing loans to total loans	0.49%		0.27%

Ratio of foreclosed real estate to total assets	0.03%		0.00%

Ratio of non-performing assets to total assets	0.44%		0.22%

      At September 30, 2000, $2.9 million of the Bancorp’s loans were internally classified as substandard. The total represents 40 loans. No loans were classified as doubtful or loss. Classified loans include nonperforming loans disclosed in the previous table. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At September 30, 2000, except as described above, there were no material credits that would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

      Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the nine months ended September 30, 2000, additions to the ALL account totaled $144 thousand compared to $175 thousand for the nine months ended September 30, 1999. Charge-offs, net of recoveries, totaled $166 thousand during the nine months ended September 30, 2000. The amount provided during the current nine months was based on loan activity, changes within the loan portfolio mix, and resulting changes in management’s assessment of portfolio risk. The balance in the ALL account totaled $3.3 million at both September 30, 2000 and December 31, 1999. The balance in the ALL is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

      The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been evaluated on a pooled basis. During the nine months ended September 30, 2000, additions to the ALL were allocated to the commercial real estate loans and commercial business loans due to the growth in these portfolios and the additional risk related to these products. At September 30, 2000, no portion of the ALL was allocated to impaired loan balances.

      Deposits are the major source of funds for lending and other investment purposes. At September 30, 2000, deposits totaled $314.3 million. During the nine months ended September 30, 2000, deposit growth totaled $7.6 million (2.5%). Checking accounts increased $9.7 million (18.6%), money market deposit accounts (MMDA’s) decreased $2.0 million (4.7%), savings accounts decreased $1.3 million (2.8%), and certificates of deposit increased $1.2 million (0.7%). The growth in checking accounts was a result of competitive product offerings and an aggressive marketing program. At September 30, 2000, the deposit base was comprised of 19.7% checking accounts, 12.8% MMDA’s, 14.4% savings accounts and 53.1% certificates of deposit. Deposit growth has not kept pace with asset growth principally due to a low rate of personal savings by households and competition for depositor funds from higher-yielding investment alternatives. The Bancorp has used borrowings to help fund loan growth. At September 30, 2000, borrowed funds totaled $31.5 million. During the nine months ended September 30, 2000, borrowings increased $12.9 million (69.4%). Repurchase agreements totaled $12.4 million, increasing $9.4 million due to the implementation of the Bank’s new sweep repurchase program. FHLB borrowings totaled $17.6 million, increasing $3.6 million to meet short-term funding requirements. Other short-term borrowings totaled $1.5 million.

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

      Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of September 30, 2000. The table incorporates the Bancorp’s internal system generated data as related to the maturity, repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

	Interest Rate Risk at September 30, 2000

	Net Interest Income			Net Economic Value of Equity

			Policy			Policy
Change in rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$12,826	-8.8	-20	$42,263	-15.5	-30

1%	$13,531	-3.8	-10	$46,172	-7.7	-15

0%	$14,065	0.0		$50,032	0.0

-1%	$14,323	1.8	-10	$52,475	4.9	-15

-2%	$14,179	0.8	-20	$52,828	5.6	-30

      The table shows that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At September 30, 2000, an increase in interest rates of 2% would have resulted in an 8.8% decrease in net interest income and a 15.5% decrease in the net economic value of equity.

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

      During the nine months ended September 30, 2000, cash and cash equivalents decreased $1.4 million compared to a $8.7 million decrease for the nine months ended September 30, 1999. The primary sources of cash were deposit growth, borrowed funds, proceeds from maturities of securities and cash provided by operating activities. The primary uses of cash were the loan originations, the payment of common stock dividends and the purchase of treasury stock. During the current nine months cash provided by operating activities totaled $4.0 million compared to $4.1 million for the nine months ended September 30, 1999, reflecting a decrease in loan sales during the current period. Cash outflows from investing activities reflect strong loan demand during the nine months ended September 30, 2000 and 1999. The increase in loans receivable and loan participations purchased totaled $26.2 million during the current period compared to $16.2 million for the nine months ended September 30, 1999. Cash flows from financing activities totaled $17.7 million during the current period compared to $10.0 million for the nine months ended September 30, 1999. The increase reflects additional borrowings during the current period. The funds were used for loan originations. Deposit growth totaled $7.6 million compared to $8.6 million for the nine months ended September 30, 1999, while borrowed funds and proceeds from FHLB advances increased by $12.9 million compared to $3.3 million for the nine months ended September 30, 1999. The Bancorp paid dividends on common stock of $2.0 million during the current nine months compared to $1.7 million for the nine months ended September 30, 1999. On April 18, 2000, the Bancorp announced that it had completed the repurchase of 50,000 shares or 1.8% of the Bancorp’s outstanding common stock at an average price of $21.40 per share. The repurchase program was begun in August 1999. The Bancorp also announced that the Board of Directors had authorized the repurchase of an additional 50,000 shares of Common Stock or 1.8% of the outstanding shares. During the nine months ended September 30, 2000, the Bancorp purchased 43,564 shares of treasury stock at $20.50 - $21.75 per share for $924 thousand.

      During the fourth quarter of 2000, the Bancorp will open a state-of-the-art branch facility in Hobart, Indiana. The facility is not anticipated to have a material impact on noninterest expense during 2000. The new facility provides opportunities to expand market share for the Bancorp’s products and services in Hobart and the surrounding areas.

      At September 30, 2000, outstanding commitments to fund loans totaled $68.3 million. Approximately 89% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

      During the nine months ended September 30, 2000, stockholders’ equity increased by $507 thousand (1.6%). The change in stockholders’ equity reflects earnings of $3.3 million during the period. In addition, $60 thousand represents proceeds from the exercise of 5,933 stock options. The Bancorp paid $2.0 million in cash dividends and $924 thousand for the purchase of treasury stock during the nine month period. The net unrealized gain on available-for-sale securities was $40 thousand for the period. At September 30, 2000, book value per share was $12.17 compared to $11.71 at September 30, 1999.

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

      The following table shows that, at September 30, 2000, and December 31, 1999, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

At September 30, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$36.41	3.7%	$21.2	8.0%	$26.5	10.0%

Tier I capital to risk-weighted assets	$33.2	12.5%	$10.6	4.0%	$15.9	6.0%

Tier I capital to adjusted average assets	$33.2	8.8%	$11.4	3.0%	$18.9	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized

At December 31, 1999	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$35.71	4.8%	$19.3	8.0%	$24.2	10.0%

Tier I capital to risk-weighted assets	$32.71	3.5%	$9.7	4.0%	$14.5	6.0%

Tier I capital to adjusted average assets	$32.7	9.0%	$10.9	3.0%	$18.2	5.0%

Results of Operations — Comparison of the Quarter Ended September 30, 2000 to the Quarter Ended September 30, 1999

      Net income for the three months ended September 30, 2000 was $1.129 million compared to $1.103 million for the quarter ended September 30, 1999, an increase of $26 thousand (2.4%). The earnings represent a ROA of 1.19% for the quarter ended September 30, 2000 compared to 1.24% for the quarter ended September 30, 1999. The ROE was 13.77% for the current quarter compared to 13.54% for the quarter ended September 30, 1999.

      Net interest income for the three months ended September 30, 2000 and 1999 was $3.7 million. The weighted-average yield on interest-earning assets was 7.96% for the three months ended September 30, 2000 compared to 7.68% for the three months ended September 30, 1999. The weighted-average cost of funds for the quarter ended September 30, 2000, was 4.06% compared to 3.49% for the quarter ended September 30, 1999. The impact of the 7.96% return on interest-earning assets and the 4.06% cost of funds resulted in an interest rate spread of 3.91% for the current quarter compared to 4.19% for the quarter ended September 30, 1999. During the current quarter, total interest income increased by $682 thousand (10.6%) while total interest expense increased by $690 thousand (24.9%). The net interest margin was 3.90% for the three months ended September 30, 2000 compared to 4.18% for the quarter ended September 30, 1999.

      During the three months ended September 30, 2000, interest income from loans increased by $793 thousand (13.8%) compared to the three months ended September 30, 1999. The increase was due to higher yields and higher average daily balances. The weighted-average yield on loans outstanding was 8.18% for the current quarter compared to 7.95% for the three months ended September 30, 1999. Loan balances averaged $320.1 million for the current quarter, up $30.4 million (10.5%) from $289.7 million for the three months ended September 30, 1999. During the three months ended September 30, 2000, interest income on investments and other deposits decreased by $111 thousand (15.9%) compared to the quarter ended September 30, 1999. The decrease was due to lower average daily balances. The weighted-average yield on securities and other deposits was 6.17% for the current quarter compared to 6.05% for the three months ended September 30, 1999. Securities and other deposits averaged $39.3 million for the current quarter, down $8.1 million (17.1%) from $47.4 million for the three months ended September 30, 1999.

      Interest expense for deposits increased by $572 thousand (22.5%) during the current quarter compared to the three months ended September 30, 1999. The increase was due to a higher cost of funds and growth in average daily balances. The weighted-average rate paid on deposits for the three months ended September 30, 2000 was 3.93% compared to 3.39% for the quarter ended September 30, 1999. The higher cost of funds reflects a rising interest rate environment. Total deposit balances averaged $316.6 million for the current quarter, up $16.9 million (5.6%) from $299.7 million for the quarter ended September 30, 1999. Interest expense on borrowed funds increased by $118 thousand (49.8%) during the current quarter due to higher rates and increases in average daily balances. The weighted-average cost of borrowed funds was 5.68% for the current quarter compared to 5.23% for the three months ended September 30, 1999. Borrowed funds averaged $25.0 million during the quarter ended September 30, 2000, up $6.8 million (37.4%) from $18.2 million for the quarter ended September 30, 1999.

      Noninterest income for the quarter ended September 30, 2000 was $546 thousand, up $84 thousand (18.2%) from $462 thousand for the three months ended September 30, 1999. During the period the Bancorp continued to implement initiatives focused on improving income from Bank operations. As a result, fees and service charges increased $67 thousand (18.9%) and income from Trust operations increased $16 thousand (17.6%) compared to the three months ended September 30, 1999. During the current quarter the Bancorp reported $17 thousand in gains on loan sales, while no gains were reported during the quarter ended September 30, 1999.

      Noninterest expense for the quarter ended September 30, 2000 was $2.3 million, up $57 thousand (2.5%) from $2.2 million for the three months ended September 30, 1999. The increase in compensation and benefits was due to additional staffing for current operations and in preparation for the Hobart facility that is expected to open during the fourth quarter of 2000. The Bancorp’s efficiency ratio was 54.4% for the quarter ended September 30, 2000 compared to 54.2% for the three months ended September 30, 1999. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

      Income tax expenses for the three months ended September 30, 2000 totaled $734 thousand compared to $726 thousand for the three months ended September 30, 1999, an increase of $8 thousand (1.1%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp was 39.4% for the three months ended September 30, 2000 compared to

39.7% for the three months ended September 30, 1999. The reduction during the current period is a result of investments in low-income housing tax credits.

Results of Operations — Comparison of the Nine months Ended September 30, 2000 to the Nine months Ended September 30, 1999

      Net income for the nine months ended September 30, 2000 was $3.3 million compared to $3.1 million for the nine months ended September 30, 1999, an increase of $157 thousand (5.0%). The earnings represent a ROA of 1.18% for the current nine months compared to 1.19% for the nine months ended September 30, 1999. The ROE was 13.41% for the current nine months compared to 13.03% for the nine months ended September 30, 1999.

      Net interest income for the nine months ended September 30, 2000 was $11.0 million, up $368 thousand (3.5%) from $10.6 million for the nine months ended September 30, 1999. The increase in net interest income was due to higher yields on interest-earning assets and growth in average daily balances for loans. The weighted-average yield on interest-earning assets was 7.85% for the nine months ended September 30, 2000 compared to 7.60% for the nine months ended September 30, 1999. The weighted-average cost of funds for the nine months ended September 30, 2000, was 3.88% compared to 3.53% for the nine months ended September 30, 1999. The impact of the 7.85% return on interest-earning assets and the 3.88% cost of funds resulted in an interest rate spread of 3.97% for the current nine months compared to 4.07% for the nine months ended September 30, 1999. During the current nine months, total interest income increased by $1.8 million (9.2%) while total interest expense increased by $1.4 million (16.6%). The net interest margin was 3.96% for the nine months ended September 30, 2000 compared to 4.06% for the nine months ended September 30, 1999.

      During the nine months ended September 30, 2000, interest income from loans increased by $2.0 million (12.1%) compared to the nine months ended September 30, 1999. The increase was due to higher yields and higher average daily balances. The weighted-average yield on loans outstanding was 8.08% for the current nine months compared to 7.91% for the nine months ended September 30, 1999. Loan balances averaged $312.1million for the current nine months, up $27.7million (9.7%) from $284.4 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, interest income on investments and other deposits decreased by $283 thousand (13.3%) compared to the nine months ended September 30, 1999. The decrease was due to lower average daily balances. The weighted-average yield on securities and other deposits was 6.10% for the current nine months compared to 5.86% for the nine months ended September 30, 1999. Securities and other deposits averaged $40.3 million for the current nine months, down $9.3 million (18.8%) from $49.6 million for the nine months ended September 30, 1999.

      Interest expense for deposits increased by $1.1 million (14.9%) during the current nine months compared to the nine months ended September 30, 1999. The increase was due to a higher cost of funds and growth in average daily balances. The weighted-average rate paid on deposits for the nine months ended September 30, 2000 was 3.77% compared to 3.44% for the nine months ended September 30, 1999. The higher cost of funds reflects a rising interest rate environment. Total deposit balances averaged $311.9 million for the current nine months, up $14.1 million (4.7%) from $297.8 for the nine months ended September 30, 1999. Interest expense on borrowed funds increased by $248 thousand (36.8%) during the current nine months due to higher rates and increases in average daily balances. The weighted-average cost of borrowed funds was 5.43% for the current nine months compared to 5.10% for the nine months ended September 30, 1999. Borrowed funds averaged $22.6 million during the nine months ended September 30, 2000, up $5.0 million (28.4%) from $17.6 million for the nine months ended September 30, 1999.

      Noninterest income for the nine months ended September 30, 2000 was $1.5 million, up $229 thousand (18.3%) from $1.2 million for the nine months ended September 30, 1999. During the period the Bancorp continued to implement initiatives focused on improving income from Bank operations. As a result, fees and service charges increased $248 thousand (27.2%) and income from Trust operations increased $33 thousand (12.3%) compared to the nine months ended September 30, 1999.

      Noninterest expense for the nine months ended September 30, 2000 was $7.0 million, up $437 thousand (6.7%) from $6.5 million for the nine months ended September 30, 1999. The increase in compensation and benefits was due to additional staffing for current operations and in preparation for the Hobart facility that is expected to open during the fourth quarter of 2000. The increase in data processing reflects investments in technology and new products and services. The increase in marketing was due to an aggressive program focused on both loan and deposit products. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 55.7% for the nine months ended September 30, 2000 compared to 54.9% for the nine months ended September 30, 1999.

      Income tax expenses for the nine months ended September 30, 2000 and 1999 totaled $2.1 million. The modest increase ($34 thousand or 1.6%) during the current year was due to an increase in pretax earnings. The combined effective federal and state tax rates for the Bancorp was 39.0% for the nine months ended September 30, 2000 compared to 39.8% for the nine months ended September 30, 1999. The reduction during the current period is a result of investments in low-income housing tax credits.

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

NorthWest Indiana Bancorp

Date: November 10, 2000	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: November 10, 2000	/s/ Edward J. Furticella

Edward J. Furticella
Executive Vice President, Chief Financial Officer and Treasurer