Form 10-K
period 2000-12-31
NORTHWEST INDIANA BANCORP
filed 2001-03-21
CIK 919864

FORM 10-K
PART I
Item 1. Business
General
Forward-Looking Statements
Lending Activities
The Current Lending Programs
Non-Performing Assets, Asset Classification and Provision for Loan Losses
Investment Activities
Sources of Funds
Trust Powers
Analysis of Profitability and Key Operating Ratios
Bank Subsidiary Activities
Competition
Personnel
Regulation and Supervision
Federal Taxation
State Taxation
Accounting for Income Taxes
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Executive Officers of the Bancorp
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Annual Report for 2000 Exhibit 13
Subsidiaries of the Bancorp Exhibit 21

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from__________	to	__________

Commission file number 0-26128

NorthWest Indiana Bancorp
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1927981 (I.R.S. Employer Identification No.)

9204 Columbia Avenue Munster, Indiana	46321 (Zip Code)

(Address of principal executive offices)

(219) 836-9690
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the average bid and ask prices for the registrant’s Common Stock at February 28, 2001, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $40,045,243.

There were 2,709,312 shares of the registrant’s Common Stock, without par value, outstanding at February 28, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

      1. 2000 Annual Report to Shareholders. (Parts II and IV)

      2. Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders. (Part III)

PART I

Item 1. Business

General

      NorthWest Indiana Bancorp, an Indiana corporation (the “Bancorp”), was incorporated on January 31, 1994, and is the holding company for Peoples Bank SB (the “Bank”), the resulting Indiana savings bank in the conversion of Peoples Bank from a federal stock savings bank to an Indiana stock savings bank. Pursuant to the conversion, on July 31, 1994, all of the outstanding stock of Peoples Bank was converted into shares of Common Stock, without par value, of the Bancorp. As a result, Peoples Bank SB is a wholly owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for Peoples Bank SB.

      The Bank is primarily engaged in the business of attracting deposits from the general public and the origination of loans, mostly upon the security of single family residences and commercial real estate, as well as, construction loans and various types of consumer loans and commercial business loans, within its primary market area of Lake County, in northwest Indiana. In addition, the Bank’s trust department provides estate administration, estate planning, guardianships, land trusts, retirement planning, self-directed IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts.

      The Bank’s deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) which is administered by the Federal Deposit Insurance Corporation (“FDIC”), an agency of the federal government. As the holding company for the Bank, the Bancorp is subject to comprehensive examination, supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”), while the Bank is subject to comprehensive examination, supervision and regulation by both the FDIC and the Indiana Department of Financial Institutions (“DFI”). The Bank is also subject to regulation by the FRB governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which is one of the twelve regional banks comprising the system of Federal Home Loan Banks (“FHLB System”).

      The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its eight branch locations. For further information, see “Properties.”

Forward-Looking Statements

      Statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,”

“are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this filing, including the following:

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

      Legislation. Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. Among such bills are proposals to combine banks and thrifts under a unified charter, to combine regulatory agencies, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. Management cannot predict whether or in what form any of these proposals will be adopted or the extent to which the business of the Bancorp or the Bank may be affected thereby.

      Credit Risk. One of the greatest risks facing lenders is credit risk, that is, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

      Exposure to Local Economic Conditions. The Bank’s primary market area for deposits and loans encompasses Lake County, in northwest Indiana, where all of its offices are located. Ninety-five percent of the Bank’s business activities are within this area. This concentration exposes the Bank to risks resulting from changes in the local economy. A dramatic drop in local real estate values would, for example, adversely affect the quality of the Bank’s loan portfolio.

      Interest Rate Risk. The Bancorp’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk (IRR) is the risk that the earnings and capital will be adversely affected by changes in interest rates. While the Bancorp attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, IRR management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Bancorp. To moderate unfavorable operating results in periods of rising or high interest rates, the Bancorp restructures its asset-liability mix on an ongoing basis. Increasing the amount of interest-earning assets that are rate sensitive, extending the maturities of customer deposits, increasing the balances of checking/NOW accounts and utilizing cost effective borrowings are all part of management’s commitment toward reducing the Bancorp’s overall vulnerability to interest rate risk. While these steps may reduce the overall vulnerability to interest rate risk, the Bancorp will still be adversely affected by a rising or high interest rate environment, and is beneficially affected by a falling or low interest rate environment because rate sensitive liabilities exceed rate sensitive assets within a one year time period. Further discussion of interest rate risk can be found under the caption “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Bancorp’s 2000 Annual Report to Shareholders.

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

Lending Activities

      General. The Bancorp’s product offerings include residential mortgage loans, construction loans, commercial real estate loans, consumer loans and commercial business loans. The Bancorp’s lending strategy stresses quality growth, product diversification and, competitive and profitable pricing. While lending efforts include both fixed and adjustable rate products, the focus has been on products with adjustable rates and/or shorter terms to maturity. It is management’s goal that all programs are marketed aggressively.

      The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of twenty-five years or longer. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. All loan sales are made to Freddie Mac. Loans are sold in the secondary market with servicing retained by the Bancorp. All loans held for sale are recorded at the lower of cost or market value.

      Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2000, under the 15% of capital and surplus limitation was approximately $5,527,000. At December 31, 2000, the Bank had no loans that exceeded the regulatory limitations.

      At December 31, 2000, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

      Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2000	1999	1998	1997	1996

Type of loan:

Conventional real estate loans:

Construction and development loans	$16,028	$14,847	$19,211	$21,440	$13,248

Loans on existing properties (1)	265,532	240,862	220,755	221,482	208,601

Consumer loans	10,715	10,449	10,187	5,661	4,890

Commercial business, other(2)	33,932	29,655	23,280	23,630	17,957

Loans receivable(3)	$326,207	$295,813	$273,433	$272,213	$244,696

Type of collateral:

Real estate:

1-to-4 family	$190,148	$175,963	$172,949	$178,091	$164,590

Other dwelling units, land and commercial real estate	91,412	79,746	67,018	64,831	57,259

Consumer loans	10,425	10,177	9,887	5,410	4,619

Commercial business, other(2)	32,545	27,374	21,433	21,712	16,306

Loans receivable(4)	$324,530	$293,260	$271,287	$270,044	$242,774

Average loans outstanding during the period (3)	$314,891	$286,580	$271,406	$254,219	$232,465

(1)	Includes construction loans converted to permanent loans and commercial real estate loans.

(2)	Includes government loans and overdrafts to deposit accounts.

(3)	Net of unearned income and deferred loan fees.

(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.

      Loan Originations, Purchases and Sales. Set forth below is a table showing loan origination, purchase and sale activity for each of the last three years. The amounts are stated in thousands (000’s).

	2000	1999	1998

Loans originated:

Conventional real estate loans:

Construction and development loans	$13,660	$13,128	$9,683

Loans on existing property	41,530	43,335	29,448

Loans refinanced	6,033	7,981	10,961

Total conventional real estate loans originated	61,223	64,444	50,092

Commercial business loans	92,338	84,854	59,646

Consumer loans	5,414	5,829	6,519

Total loans originated	$158,975	$155,127	$116,257

Loan participations purchased	$5,354	$300	$5,238

Whole loans and participations sold	$1,361	$3,214	$3,785

      Loan Maturity Schedule. The following table sets forth certain information at December 31, 2000 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousand’s (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total

Real estate loans	$41,432	$71,427	$168,701	$281,560

Consumer loans	6,677	3,758	280	10,715

Commercial business loans	19,102	12,225	2,605	33,932

Total loans receivable	$67,211	$87,410	$171,586	$326,207

      The table below sets forth the dollar amount of all loans due after one year from December 31, 2000 which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total

Real estate loans	$99,505	$140,623	$240,128

Consumer loans	4,017	21	4,038

Commercial business loans	5,276	9,554	14,830

Total	$108,798	$150,198	$258,996

      Lending Area. The primary lending area of the Bancorp encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana. During the past 15 years, the communities of Munster,

Highland, Crown Point, Dyer, St. John, Merrillville and Schererville have experienced rapid growth and, therefore, have provided the greatest lending opportunities. At December 31, 2000 the housing vacancy rate in the Bancorp’s primary lending area was below 5%.

      Loan Origination Fees. All loan origination and commitment fees, as well as incremental direct loan origination costs, are deferred and amortized into income as yield adjustments over the contractual lives of the related loans.

      Loan Origination Procedure. The primary sources for loan originations are referrals from commercial customers, real estate brokers and builders, solicitations by the Bancorp’s lending staff, and advertising of loan programs and rates. The Bancorp employs no staff appraisers. All appraisals are performed by fee appraisers that have been approved by the Board of Directors and who meet all federal guidelines and state licensing and certification requirements.

      Designated officers have authorities, established by the Board of Directors, to approve loans. Loans from $600,000 to $1,200,000 are approved by the loan officers loan committee. Loans from $1,200,000 to $2,000,000 are approved by the senior officers loan committee. All loans in excess of $2,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee. (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) Peoples Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

      Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. The residential loan portfolio also includes loans on two-to-four family dwellings. Conventional loans are made up to a maximum of 100% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 100% of value. During 2000 over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

      Fixed-rate loans currently originated, generally conform to Freddie Mac guidelines for loans purchased under the one-to-four family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans with contractual maturities of twenty-five years or longer have been sold and/or classified as held for sale to control exposure to interest rate risk.

      The 15-year mortgage loan program has gained wide acceptance in the Bancorp’s primary market area. As a result of the shortened maturity of the 15-year loan, the product has been priced below the comparable 30 year loan offering. Mortgage applicants for the 15-year loan tend to have a larger than normal down payment; this, coupled with the larger principal and interest payment amount, has caused the 15-year mortgage loan portfolio to consist, to a significant extent, of second time home buyers whose underwriting qualifications tend to be above average.

      The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed”. The “Mini-Fixed ARM” has been very popular with Bancorp customers. The “Mini-Fixed” mortgage reprices annually after a three, five or seven year period. ARM originations totaled $29.6 million for 2000, $24.9 million for 1999, and $16.9 million for 1998. During 2000, ARMs represented 81% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.

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

      Loans are also made for the construction of commercial properties. All such loans are made in accordance with well-defined underwriting standards, subject to prior lease of the mortgaged property and a confirmed end-loan takeout. In most cases, these loans are personally guaranteed by the borrower. In general, loans made do not exceed 75% of the appraised value of the property. Commercial construction loans are typically made for periods not to exceed two years or date of occupancy, whichever is less.

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

      While commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending due to the concentration of principal in a limited number of loans and the effects of general economic conditions on real estate developers and managers, the Bancorp has endeavored to reduce this risk in several ways. In originating commercial real estate loans, the Bancorp considers the feasibility of the project, the financial strength of the borrowers and lessees, the managerial ability of the borrowers, the location of the project and the economic environment. Management evaluates the debt coverage ratio and analyzes the reliability of cash flows, as well as the quality of earnings. All such loans are made in accordance with well-defined underwriting standards and are generally supported by personal guarantees which represent a secondary source of repayment.

      Loans for the construction of commercial properties are generally located within an area permitting physical inspection and regular review of business records. Projects financed outside of the Bancorp’s primary lending area generally involve borrowers and guarantors who are or were previous customers of the Bancorp.

      Consumer Loans. The Bancorp offers consumer loans to individuals for most personal, household or family purposes. Consumer loans are either secured by adequate collateral, or unsecured. Unsecured loans are based on the strength of the applicant’s financial condition. All borrowers must meet current underwriting standards. The consumer loan program includes both fixed and variable rate products. The Bancorp purchases indirect dealer paper from various well established businesses in its immediate banking area.

      Home Equity Line of Credit. The Bancorp offers “Prime Line”, a revolving line of credit secured by the equity in the borrower’s home. The offering, which is tied to the prime rate of interest, requires borrowers to repay 1.5% of their outstanding balance each month. In most cases, Prime Line loans will require a second mortgage appraisal and a second mortgage lenders title insurance policy. Loans are made up to a maximum of 80% of the appraised value of the property less any outstanding liens.

      Home Improvement Loans and Equity Loans—Fixed Term. Home improvement and equity loans are made up to a maximum of 80% of the appraised value of the improved property, less any outstanding liens. These loans are offered on both a fixed and variable rate basis with a maximum term of 120 months. All home equity loans are made on a direct basis to borrowers.

      Commercial Business Loans. Although the Bancorp’s priority in extending various types of commercial business loans changes from time to time, the basic considerations in determining the makeup of the commercial business loan portfolio are economic factors, regulatory requirements and money market conditions. The Bancorp seeks commercial loan relationships from the local business community and from its present customers. Conservative lending policies based upon sound credit analysis governs the extension of commercial credit. The following loans, although not inclusive, are considered preferable for the Bancorp’s commercial loan portfolio: loans collateralized by liquid assets; loans secured by general use machinery and equipment; secured short-term working capital loans to established businesses; short-term loans with established sources of repayment and secured by sufficient equity and real estate; and unsecured loans to customers whose character and capacity to repay are firmly established.

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

      The Bancorp’s mortgage loan collection procedures provide that, when a mortgage loan is 15 days or more delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs. If the loan continues in a delinquent status for 60 days, the Bancorp will generally initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bancorp. Foreclosed real estate is recorded at fair value at the date of foreclosure. At foreclosure, any write-down of the property is charged to the allowance for loan losses. Costs relating to improvement of property are capitalized, whereas holding costs are expensed. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less selling costs. Subsequent gains or losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Collection procedures for consumer loans provide that when a consumer loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp may grant a payment deferral. If a loan continues delinquent after 90 days and all collection efforts have been exhausted, the Bancorp will initiate legal proceedings. Collection procedures for commercial business loans provide that when a commercial loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower pursuant to the commercial loan collection policy. In certain instances, the Bancorp may grant a payment deferral or restructure the loan. Once it has been determined that collection efforts are unsuccessful, the Bancorp will initiate legal proceedings.

      The table that follows sets forth information with respect to the Bancorp’s non-performing assets at December 31, for the periods indicated. During the periods shown, the Bancorp had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. The amounts are stated in thousands (000’s).

	2000	1999	1998	1997	1996

Loans accounted for on a non-accrual basis:

Real estate:

Residential	$854	$565	$636	$715	$583

Commercial	20	—	131	44	45

Commercial business	527	—	69	56	111

Consumer	55	—	18	151	49

Total	$1,456	$565	$854	$966	$788

Accruing loans which are contractually past due 90 days or more:

Real estate:

Residential	$303	$235	$429	$220	$373

Commercial	41	3	—	—	—

Commercial business	10	—	188	—	5

Consumer	—	—	—	6	1

Total	$354	$238	$617	$226	$379

Total of non-accrual and 90 days past due	$1,810	$803	$1,471	$1,192	$1,167

Ratio of non-performing loans to total assets	0.46%	0.22%	0.43%	0.37%	0.39%

Ratio of non-performing loans to total loans	0.55%	0.27%	0.54%	0.44%	0.48%

Foreclosed real estate	$100	$—	$32	$259	$189

Ratio of foreclosed real estate to total assets	0.03%	0.00%	0.01%	0.08%	0.06%

      During 2000, gross interest income of $169,013 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $98,577.

      Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in tier-one leverage ratio calculations, tier-one risk-based capital requirements, or in capital under Generally Accepted Accounting Principles (“GAAP”). Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. At December 31, 2000, $2.9 million of the

Bancorp’s loans were classified as substandard. The total represents 47 loans. No loans were classified as doubtful or loss.

      The increase in non-performing and classified loans during 2000 is primarily due to two commercial loans subject to industry-specific developments and, to a lesser extent, to increases for mortgage and consumer loans that are well secured. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At December 31, 2000, except as described above, there were no material credits that would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

      The allowance for loan losses (“ALL”) is a valuation allowance for probable incurred credit losses. Because estimating the risk of loss and the amount of loss on any loan is necessarily subjective, the ALL is maintained by management at a level considered adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such estimations, future adjustments to the ALL may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial estimations. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance when management believes the uncollectibility of the loan balance is confirmed. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date, with particular attention given to loans which have been classified as substandard, doubtful or loss.

      At December 31, 2000, the Bancorp had impaired loans totaling $291 thousand, representing three loans to a single borrower and guarantor. The loans were subsequently charged-off during January 2001. No other loans were considered to be impaired loans as of, or for the twelve months ended December 31, 2000. At December 31, 2000, the ALL allocated to the impaired loan balances totaled $233 thousand.

      At December 31, 2000, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or restructured loans.

      Also, at December 31, 2000, there are no other interest bearing assets that would be required to be disclosed as nonaccrual, past due, restructured or potential problem if such assets were loans.

      The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans or commercial real estate loans during the periods presented. The amounts are stated in thousands (000’s).

	2000	1999	1998	1997	1996

Balance at beginning of period	$3,309	$3,132	$3,074	$2,887	$2,830

Loans charged-off:

Real estate — residential	—	(16)	(38)	(9)	(28)

Commercial business	(168)	—	(20)	(19)	—

Consumer	(2)	(17)	(10)	(6)	—

Total charge-offs	(170)	(33)	(68)	(34)	(28)

Recoveries:

Commercial business	5	10	9	—	—

Consumer	3	—	7	—	—

Total recoveries	8	10	16	—	—

Net (charge-offs)/recoveries	(162)	(23)	(52)	(34)	(28)

Provision for loan losses	175	200	110	221	85

Balance at end of period	$3,322	$3,309	$3,132	$3,074	$2,887

ALL to loans outstanding	1.02%	1.12%	1.14%	1.13%	1.18%

ALL to nonperforming loans	183.5%	412.1%	212.9%	257.8%	247.4%

Net charge-offs/recoveries to average loans out- standing during the period	0.05%	0.01%	0.02%	0.01%	0.01%

      The table below shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2000		1999		1998		1997		1996

	$	%	$	%	$	%	$	%	$	%

Real estate loans:

Residential	300	53.4	302	54.5	302	56.7	322	57.5	372	61.8

Commercial and other dwelling	1,100	28.0	1,106	27.0	953	24.0	932	23.8	880	23.4

Construction and development	172	4.9	275	5.0	268	7.1	268	7.9	153	5.4

Consumer loans	150	3.3	200	3.5	196	3.7	153	2.1	110	2.0

Commercial business and other	1,600	10.4	932	10.0	630	8.5	630	8.7	650	7.4

Unallocated	—		494		783		769		722

Total	3,322	100.0	3,309	100.0	3,132	100.0	3,074	100.0	2,887	100.0

Investment Activities

      The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading investments. At December 31, 2000, AFS securities totaled $20.5 million or 56.7% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. On October 1, 1998, the Bancorp adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. During 2000, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by

SFAS No. 133. It has been the policy of the Bancorp to invest its excess cash in U.S. government securities and federal agency obligations. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2000, the Bancorp’s investment portfolio totaled $36.2 million. In addition, the Bancorp had $2.0 million in FHLB stock.

      The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2000	1999	1998

U.S. government securities:

Available-for-sale	$2,520	$4,993	$7,669

Held-to-maturity	—	—	—

U.S. government agencies:

Available-for-sale	17,983	19,178	12,853

Held-to-maturity	14,737	15,228	13,074

Mortgage-backed securities(1)	912	755	1,059

Totals	$36,152	$40,154	$34,655

(1)	Mortgage-backed securities are classified as held-to-maturity.

      The contractual maturities and weighted average yields for the U.S. government securities, agency securities and mortgaged-backed securities at December 31, 2000, are summarized as follows. The carrying values are stated in thousands (000’s).

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government

Securities:

AFS	$1,005	5.09%	$1,515	5.48%	$—	—%	$—	—%

U.S. government

Agencies:

AFS	4,000	5.51	13,983	5.84	—	—	—	—

HTM	—	—	14,737	6.07	—	—	—	—

Mortgaged-backed securities	—	—	50	8.40	516	8.41	346	7.51

Totals	$5,005	5.44%	$30,285	5.94%	$516	8.41%	$346	7.51%

Sources of Funds

      General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as, a line-of-credit and advances from the FHLB for borrowings. At December 31, 2000, the Bancorp had $11.9 million in repurchase agreements. Other borrowings totaled $18.7 million, of which $11.5 million represents FHLB advances.

      Deposits. Retail and commercial deposits are attracted principally from within the Bancorp’s primary market area through the offering of a broad selection of deposit instruments including checking accounts, NOW accounts, savings accounts, money market deposit accounts, certificate accounts currently ranging in maturity from ten days to 42 months, and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. The deregulation of federal controls on insured deposits has allowed the Bancorp to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Bancorp does not obtain funds through brokers.

      The following table presents the average daily amount of deposits and average rates paid on such for the years indicated. The amounts are stated in thousands (000’s).

	2000		1999		1998

	Amount	Rate %	Amount	Rate %	Amount	Rate %

Demand deposits	$25,557	—	$23,577	—	$18,957	—

NOW accounts	30,691	1.15	29,649	1.18	26,290	1.96

MMDA accounts	44,515	3.61	39,511	3.39	26,898	3.49

Savings accounts	46,441	2.09	48,704	2.10	46,179	2.86

Certificates of deposit	167,260	5.45	158,937	4.81	160,805	5.37

Total deposits	$314,463	3.83	$300,378	3.45	$279,129	4.09

      Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2000 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$24,908

Over 3 months through 6 months	10,936

Over 6 months through 12 months	6,455

Over 12 months	3,239

Total	$45,538

      Borrowings. Borrowed money is used on a short-term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through repurchase agreements, as well as, through a line of credit and advances from the FHLB. Repurchase agreements generally mature within one year and are generally secured by U.S. government securities or U.S. agency securities, under the Bancorp’s control. FHLB advances with maturities ranging from one year to eight years are used to fund securities and loans of comparable duration, as well as, to reduce the impact that movements in short-term interest rates have on the Bancorp’s overall cost of funds. Fixed rate advances are payable at maturity, with a prepayment penalty. Putable advances are fixed for a period of one to three years and then may adjust quarterly to the three-month London Interbank Offered Rate (LIBOR) until maturity. Once the putable advance interest rate adjusts, the Bancorp has the option to prepay the advance on specified quarterly interest rate reset dates without prepayment penalty.

      The following table sets forth the balances in borrowed funds at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2000	1999	1998

Repurchase agreements	$11,918	$3,051	$3,937

Variable rate advances from the FHLB	—	1,000	—

Fixed rate advances from the FHLB	2,500	—	4,000

Putable advances from the FHLB	9,000	13,000	8,000

Limited partnership obligation	443	500	500

Other borrowings	6,738	1,056	883

Total borrowings	$30,599	$18,607	$17,320

      The limited partnership obligation represents an investment interest in a partnership formed for the construction, ownership and management of affordable housing projects. The original amount of the note was $500,000. Funding began during 2000 and will continue over a nine year period. Payments are required within ten days of written demand. The obligation to make payment is absolute and unconditional. The note requires no payment of interest.

      The following table sets forth certain information regarding repurchase agreements by the Bancorp at the end of and during the periods indicated. The amounts are stated in thousands (000’s).

	At December 31,

	2000	1999	1998

Balance	$11,918	$3,051	$3,937

Securities underlying the agreements:

Ending book value	14,224	4,998	6,460

Ending market value	14,220	4,895	6,483

Weighted average rate paid (1)	6.29%	5.30%	5.13%

	For year ended December 31,

	2000	1999	1998

Highest month-end balance	$13,650	$3,927	$6,154

Approximate average outstanding balance	12,537	3,369	4,693

Approximate weighted average rate paid on securities sold under agreements to repurchase (2)	5.97%	5.01%	5.62%

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Trust Powers

      The activities of the Trust Department include the management of self-directed investments, IRA and Keogh plans, investment agency accounts, land trusts, serving as court-appointed executor of estates and as guardian or conservator of estates, and trustee with discretionary investment authority for revocable and irrevocable trusts. At December 31, 2000, the market value of the trust department’s assets totaled $112.2 million.

Analysis of Profitability and Key Operating Ratios

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

      The net earnings of the Bancorp depend primarily upon the “spread” (difference) between (a) the income it receives from its loan portfolio and other investments and (b) its cost of money, consisting principally of the interest paid on savings accounts and on other borrowings.

      The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread at December 31, 2000.

Weighted average yield:

Securities	5.97%

Loans receivable	8.15

Loans held for sale	7.36

Federal Home Loan Bank stock	8.50

Total interest-earning assets	7.92

Weighted average cost:

Interest bearing deposits	3.91

Borrowed funds	5.76

Total interest-bearing liabilities	4.07

Interest rate spread:

Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.85

Financial Ratios and the Analysis of Changes in Net Interest Income

      The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,

	2000	1999	1998

Return on average assets	1.17%	1.20%	1.14%

Return on average equity	13.30	13.17	12.35

Average equity-to-average assets ratio	8.76	9.08	9.23

Dividend payout ratio	59.61	54.75	54.33

	At December 31,

	2000	1999	1998

Total stockholders’ equity to total assets	8.55%	8.98%	9.07%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000’s).

	Year ended December 31, 2000			Year ended December 31, 1999

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate

Assets:

Interest bearing balances in financial institutions	$2,263	$150	6.63%	$7,950	$477	6.00%

Federal funds sold	8	1	6.25	2,504	121	4.83

Securities	39,044	2,374	6.08	39,495	2,358	5.97

Total investments	41,315	2,525	6.11	49,949	2,956	5.92

Loans:*

Real estate mortgage loans	271,602	21,610	7.96	250,734	19,541	7.79

Commercial business loans	32,472	2,995	9.22	25,422	2,248	8.84

Consumer loans	10,817	947	8.75	10,424	862	8.27

Total loans	314,891	25,552	8.11	286,580	22,651	7.90

Total interest-earning assets	356,206	28,077	7.88	336,529	25,607	7.61

Allowance for loan losses	(3,306)			(3,225)

Cash and due from banks	10,203			10,342

Premises and equipment	6,969			6,625

Other assets	5,079			3,889

Total assets	$375,151			$354,160

Liabilities:

Demand deposit	$25,556	—	0.00%	$23,577	—	0.00%

NOW accounts	30,691	354	1.15	29,649	350	1.18

Money market demand accounts	44,515	1,609	3.61	39,511	1,338	3.39

Savings accounts	46,441	971	2.09	48,704	1,024	2.10

Certificates of deposit	167,260	9,116	5.45	158,937	7,646	4.81

Total interest-bearing deposits	314,463	12,050	3.83	300,378	10,358	3.45

Borrowed funds	24,084	1,336	5.55	18,049	923	5.11

Total interest-bearing liabilities	338,547	13,386	3.95	318,427	11,281	3.54

Other liabilities	3,749			3,569

Total liabilities	342,296			321,996

Stockholders’ equity	32,855			32,164

Total liabilities and stockholders’ equity	$375,151			$354,160

Net interest income		$14,691			$14,326

Net interest spread			3.93%			4.07%

Net interest margin**			3.92%			4.04%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year ended December 31, 1998

		Interest
	Average	Income/	Average
	Balance	Expense	Rate

Assets:

Interest bearing balances in financial institutions	$7,867	$505	6.42%

Federal funds sold	3,844	206	5.36

Securities	32,199	1,981	6.15

Total investments	43,910	2,692	6.13

Loans:*

Real estate mortgage loans	240,670	19,747	8.21

Commercial business loans	22,350	2,071	9.27

Consumer loans	8,386	725	8.65

Total loans	271,406	22,543	8.31

Total interest-earning assets	315,316	25,235	8.00

Allowance for loan losses	(3,101)

Cash and due from banks	7,616

Premises and equipment	6,722

Other assets	3,603

Total assets	$330,156

Liabilities:

Demand deposit	$18,957	—	0.00%

NOW accounts	26,290	515	1.96

Money market demand accounts	26,898	940	3.49

Savings accounts	46,179	1,321	2.86

Certificates of deposit	160,805	8,629	5.37

Total interest-bearing deposits	279,129	11,405	4.09

Borrowed funds	16,736	905	5.41

Total interest-bearing liabilities	295,865	12,310	4.16

Other liabilities	3,807

Total liabilities	299,672

Stockholders’ equity	30,484

Total liabilities and stockholders’ equity	$330,156

Net interest income		$12,925

Net interest spread			3.84%

Net interest margin**			3.91%

*	Non-accruing loans have been included in the average balances.

**	Net interest income divided by average total assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Bancorp for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (1) changes in volume ( change in volume multiplied by old rate) and (2) changes in rate (change in rate multiplied by old volume). Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate. The amounts are stated in thousands (000’s).

	Year Ended December 31,			Year Ended December 31,

	2000	vs.	1999	1999	vs.	1998

	Increase/(Decrease)			Increase/(Decrease)
	Due To			Due To

	Volume	Rate	Total	Volume	Rate	Total

Interest income:

Loans receivable	$2,285	$616	$2,901	$1,228	$(1,120)	$108

Securities	(27)	43	16	437	(60)	377

Other interest-earning assets	(531)	84	(447)	(74)	(39)	(113)

Total interest-earning assets	1,727	743	2,470	1,591	(1,219)	372

Interest Expense:

Deposits	502	1,190	1,692	824	(1,871)	(1,047)

Federal Home Loan Bank Advances and other borrowings	329	84	413	69	(51)	18

Total interest-bearing

liabilities	831	1,274	2,105	893	(1,922)	(1,029)

Net change in net interest income/(expense)	$896	$(531)	$365	$698	$703	$1,401

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31,

	1998	vs.	1997

	Increase/(Decrease)
	Due To

	Volume	Rate	Total

Interest income:

Loans receivable	$1,430	$(257)	$1,173

Securities	(79)	(95)	(174)

Other interest-earning assets	566	1	567

Total interest-earning assets	1,917	(351)	1,566

Interest Expense:

Deposits	669	(571)	98

Federal Home Loan Bank Advances and other borrowings	467	24	491

Total interest-bearing

liabilities	1,136	(547)	589

Net change in net interest income/(expense)	$781	$196	$977

Bank Subsidiary Activities

      The Bank’s wholly owned subsidiary Peoples Service Corporation, which is incorporated under the laws of the State of Indiana, is inactive. At December 31, 2000, the Bank had an investment balance of $10,000 in Peoples Service Corporation.

      The Consolidated Financial Statements of the Bancorp include the assets, liabilities, net worth and results of operations of the Bank and its subsidiary. Significant intercompany transactions have been eliminated in the consolidation.

Competition

      The Bancorp’s primary market area for deposits and mortgage and other loans encompasses Lake County, in northwest Indiana, where all of its offices are located. Ninety-five percent of the Bancorp’s business activities are within this area.

      The Bancorp faces strong competition in its primary market area for the attraction and retention of deposits and in the origination of loans. The Bancorp’s most direct competition for deposits has historically come from commercial banks and from savings associations located in its primary market area. Particularly in times of high interest rates, the Bancorp has had significant competition from mutual funds and other firms offering financial services. The Bancorp’s competition for loans comes principally from savings associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other institutional lenders.

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

Personnel

      As of December 31, 2000, the Bank had 110 full-time and 28 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

Regulation and Supervision

      Bank Holding Company Regulation. As a registered bank holding company for the Bank, the Bancorp is subject to the regulation and supervision of the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the FRB.

      Under the BHCA, without the prior approval of the FRB, the Bancorp may not acquire direct or indirect control of more than 5% of the voting stock or substantially all of the assets of any company, including a bank, and may not merge or consolidate with another bank holding company. In addition, the Bancorp is generally prohibited by the BHCA from engaging in any nonbanking business unless such business is determined by the FRB to be so closely related to banking as to be a proper incident thereto. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

      Under FRB policy, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the FRB that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. This support may be required by the FRB at times when the Bancorp may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), a bank holding company is required to provide limited guarantee of the compliance by any insured depository institution subsidiary that may become “undercapitalized” (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

      Savings Bank Regulation. As an Indiana stock savings bank, the Bank is subject to federal regulation and supervision by the FDIC and to state regulation and supervision by the Indiana Department of Financial Institutions (the “DFI”). The Bank’s deposit accounts are insured by the SAIF, which is administered by the FDIC. The Bank is not a member of the Federal Reserve System.

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

      Deposit Insurance and the Banking Industry. The Bank’s deposits are insured up to $100,000 per insured account by the SAIF. The Deposit Insurance Funds Act of 1996 (the “Funds Act”) required the FDIC to take steps to recapitalize the SAIF and to change the basis on which funds are raised to make the scheduled payments on the FICO bonds issued in 1987 to replenish the Federal Savings and Loan Insurance Corporation. As part of the SAIF recapitalization, during 1996 the Bank paid a special assessment of $1.6 million. The Funds Act generally limited future SAIF assessments to the level required to maintain its capitalization. Accordingly, periodic SAIF insurance assessments have fallen toward the level paid by BIF members, thereby reducing a competitive advantage for BIF members. While SAIF members continue to face higher FICO bond assessments than BIF members, the disparity is small relative to the former disparity in insurance assessments.

      Branches and Affiliates. The establishment of branches by the Bancorp is subject to approval of the DFI and FDIC and geographic limits established by state laws. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things,(i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, subject to the right of individual states to “opt out” of this authority, and (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. The effect of this law may be to increase competition in the Bancorp’s market area, although the extent and timing of this increase cannot be predicted.

      Transactions with Affiliates. Under Indiana law, the Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act which restrict financial transactions between banks and affiliated companies, such as the Bancorp. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.

      Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines that are applicable to the Bancorp and the Bank. These guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be “Tier I capital,” consisting principally of common stockholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the allowance for loan losses.

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

      FDICIA requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA, which, among other things, define the relevant capital measures for five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

      The following table shows that, at December 31, 2000, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2000, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2000, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$36.8	13.6%	$21.7	8.0%	$27.2	10.0%

Tier I capital to risk-weighted assets	$33.5	12.3%	$10.9	4.0%	$16.3	6.0%

Tier I capital to adjusted average assets	$33.5	8.6%	$11.6	3.0%	$19.4	5.0%

      Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

      Dividend Limitations. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp’s cash flow, including cash flow to pay dividends on the Bancorp’s Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years (approximately $3,797,000 at December 31, 2000). For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition.

      Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, the Bank was rated “satisfactory” with respect to its CRA compliance.

      Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“Gramm-Leach”) was signed into law on November 12, 1999 and enabled combinations among banks, securities firms and insurance companies beginning March 12, 2000. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.

      In order to engage in these new financial activities, a bank holding company must qualify and register with the FRB as a “financial holding company” by demonstrating that each of its bank subsidiaries is well capitalized, well managed, and has at least a satisfactory rating under the CRA.

      Gramm-Leach established a system of functional regulation, under which the federal banking agencies regulate the banking activities of financial holding companies, the U.S. Securities and Exchange

Commission regulates their securities activities and state insurance regulators regulate their insurance activities. Gramm-Leach also provides protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.

      Gramm-Leach does not significantly alter the regulatory regime under which the Bancorp and the Bank currently operate, as described above. While certain business combinations not currently permissible became possible after March 11, 2000, the Bancorp cannot predict at this time resulting changes in the competitive environment. The Bancorp has no current intention to elect to become a financial holding company under Gramm-Leach.

      Various other legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced. This legislation may change banking statutes and the operating environment of the Bancorp and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Bancorp cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of the Bancorp or the Bank.

Federal Taxation

      Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, In August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occurring over a six-year period, the commencement of which began with the Bank’s taxable year ending December 31, 1998, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i)the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The total amount of bad debt to be recaptured is approximately $2,500,000.

      Depending on the composition of its items of income and expense, a savings bank may be subject to the alternative minimum tax. A savings bank must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income (“AMTI”), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

      For federal income tax purposes, the Bank reports its income and expenses on the accrual method of accounting. The Bancorp and the Bank file a consolidated federal income tax return for each fiscal year ending December 31. The federal income tax returns filed by the Bank have not been subject to an IRS examination in the last five years.

State Taxation

      The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 8.5% on “adjusted gross income.” “Adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

      The Bank’s state income tax returns have not been subject to an examination by a taxing authority in the last five years.

Accounting for Income Taxes

      At December 31, 2000, the Bancorp’s consolidated total deferred tax assets were $1,652 thousand and the consolidated total deferred tax liabilities were $439 thousand, resulting in a consolidated net deferred tax asset of $1,213 thousand. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.

Item 2. Properties

      The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s eight banking locations. The Bancorp owns all of its office properties.

      The table below sets forth additional information with respect to the Bank’s offices as of December 31, 2000. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	investment

9204 Columbia Avenue

Munster, In 46307	1985	$1,195,277	11,640	$2,599,962

141 W. Lincoln Highway

Schererville, In 46375	1990	1,154,443	9,444	2,262,659

7120 Indianapolis Blvd.

Hammond, In 46324	1978	238,824	2,600	710,421

1300 Sheffield

Dyer, In 46311	1976	253,590	2,100	651,057

7915 Taft

Merrillville, In 46410	1968	107,388	2,750	506,972

8600 Broadway

Merrillville, In 46410	1996	1,711,755	4,400	2,425,462

4901 Indianapolis Blvd.

East Chicago, In 46312	1995	958,295	4,300	1,400,436

1501 Lake Park Ave.

Hobart, In 46342	2000	2,275,253	6,992	2,318,303

      The Bank’s primary recordkeeping is accomplished through the use of microcomputer networks linked via data lines to the Metavante Corporation located in Brown Deer, Wisconsin. Metavante provides real time services for mortgage and installment loans, savings, certificates, NOW accounts and general ledger transactions. In addition to the Metavante System, the Bank utilizes a microcomputer network for the trust department operations.

      The net book value of the Bank’s investment in property, premises and equipment totaled $7.9 million at December 31, 2000.

Item 3. Legal Proceedings

      The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Bancorp

      Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2001 Annual Meeting of Shareholders:

      The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2000	Position

David A. Bochnowski	55	Chairman and Chief Executive Officer

Joel Gorelick	53	Executive Vice President and Chief Lending Officer

Edward J. Furticella	53	Executive Vice President, Chief Financial Officer and Treasurer

Jon E. DeGuilio	45	Executive Vice President and Secretary

      The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

      David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is the Chairman of America’s Community Bankers (ACB), a national trade association for community banks. He is a trustee of the Munster Community Hospital, and a Commissioner of the Chicago-Gary Airport Authority. He is a former chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association, a former director of the Federal Home Loan Bank of Indianapolis and a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds a Juris Doctor degree from Georgetown University and a Masters Degree from Howard University.

      Joel Gorelick is Executive Vice President of the Bancorp and Executive Vice President and Chief Lending Officer for the Bank. He is responsible for overseeing new business development and all loan functions of the Bank. Mr. Gorelick has been with the Bank since 1983. He was appointed as a director in 2000. Mr. Gorelick is involved in many community service organizations and has recently served as president of the Northwest Indiana Boys & Girls Club and chairman of the board of the Northwest Indiana Regional Development Corporation and is currently President of the Lake Central High School Athletics Booster Club. Mr. Gorelick received recognition as the Small Business Advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program and was named the 2000 board member of the year by the National Association For Development Companies. Mr. Gorelick was named the year 2000 Financial Services Advocate by the Indiana District Office of the U. S. Small Business Administration. Mr. Gorelick has been appointed as a board member for the United States Selected Service System. Mr. Gorelick is also a volunteer for numerous youth related sports activities. He holds a Masters of Business Administration Degree from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

      Edward J. Furticella is Executive Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for managing the Bank’s investment portfolio and daily liquidity, as well as, overseeing the activities of accounting, systems processing and branch operations. Mr. Furticella has been with the Bank since 1981. He was appointed as a director in 2000. Mr. Furticella holds a Masters of Education, Masters of Business Administration and a Masters of Science in Accountancy from DePaul University. Mr. Furticella is a Certified Public Accountant (CPA) and a Certified Cash Manager (CCM). He is also a part-time finance instructor and member of the School of Management’s Advisory Group at Purdue University Calumet and a member of the Customer Advisory Group for the Federal Reserve Bank of Chicago.

      Jon E. DeGuilio is Executive Vice President and Secretary for the Bancorp and Executive Vice President, General Counsel, Trust Officer and Corporate Secretary for the Bank. Mr. DeGuilio assumed his current responsibilities with the bank during 2001. He joined the Bank in December of 1999 as Senior Vice President and Trust Officer. He holds a Juris Doctorate degree from the Valparaiso University School of Law and a Bachelor of Arts degree from the University of Notre Dame. Prior to his employment with the Bancorp, Mr. DeGuilio was a partner with the law firm of Barnes and Thornburg and served as the United States Attorney for the Northern District of Indiana from November of 1993 until June of 1999. Mr. DeGuilio is actively involved in community service as a member of the Board of Directors for the Partnership for a Drug-Free Lake County, Athletic Director for Our Lady of Grace School, and a Court Appointed Special Advocate (CASA) for the Lake County Juvenile Court.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      The information contained under the captions “Business” and “Market Information” in the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 6. Selected Financial Data

      The information contained in the table captioned “Selected Consolidated Financial Data” in the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information contained in the section captioned “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The financial statements contained in the 2000 Annual Report to Shareholders, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There are no items reportable under this caption.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information contained under the section captioned “Election of Directors” and under the section captioned “Security Ownership by Certain Beneficial Owners and Management -– Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under the unnumbered item captioned “Executive Officers of the Bancorp” at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of a Regulation S-K.

Item 11. Executive Compensation

      The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information under the section captioned “Security Ownership by Certain Beneficial Owners and Management” in the Bancorp’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, and in the footnote captioned “Related Party Transactions” in the 2000 Annual Report to Shareholders, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements:

      The following financial statements of the Bancorp are incorporated herein by reference to the 2000 Annual Report to Shareholders, filed as Exhibit 13 to this report:

(a)	Report of Independent Auditors

(b)	Consolidated Balance Sheets, December 31, 2000 and 1999

(c)	Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

(d)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

(f)	Notes to Consolidated Financial Statements

      All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.

(3)	Exhibits:

Exhibit
Number	Description

2.	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i.	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii.	By-Laws (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.iii.	Amendment of By-Laws adopted July 27, 1994(incorporated herein by reference to Exhibit 3.iii to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.iv.	Amendment of By-Laws adopted January 21, 1999(incorporated herein by reference to Exhibit 3.iv. to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1.	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2.	Employment Agreement, dated March 1, 1988, between Peoples Bank and David A. Bochnowski (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.3.	Amendment, dated January 18, 1993, to the Employment Agreement referred to in Exhibit 10.2 above (incorporated herein by reference to Exhibit 10.3 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.4.	Employee Stock Ownership Plan of Peoples Bank(incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5.	Unqualified Deferred Compensation Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.6	Supplemental Executive Retirement Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1999).

13.	2000 Annual Report to Shareholders.

21.	Subsidiaries of the Bancorp.

                                  (4) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter of 2000.

SIGNATURES

t to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP

By /s/David A. Bochnowski David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date: March 21, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 21, 2001:

Signature	Title

Principal Executive Officer:

/s/ David A. Bochnowski David A. Bochnowski	Chairman of the Board and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/ Edward J. Furticella Edward J. Furticella	Director and Executive Vice President, Chief Financial Officer and Treasurer

The Board of Directors:

/s/ Frank J. Bochnowski Frank J. Bochnowski	Director

/s/ Leroy F. Cataldi Leroy F. Cataldi	Director

/s/ Lourdes M. Dennison Lourdes M. Dennison	Director

/s/Joel Gorelick Joel Gorelick	Director

/s/ Gloria C. Gray Gloria C. Gray	Director

/s/ Stanley E. Mize Stanley E. Mize	Director

/s/ Jerome F. Vrabel Jerome F. Vrabel	Director

/s/ James L. Wieser James L. Wieser	Director

EXHIBIT INDEX

Exhibit	Description	Page

13.	2000 Annual Report to Shareholders

21.	Subsidiaries of the Bancorp