Form 10-Q
period 2001-03-31
NORTHWEST INDIANA BANCORP
filed 2001-05-08
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________________ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

There were 2,721,392 shares of the registrant’s Common Stock, without par value, outstanding at April 30, 2001.

NorthWest Indiana Bancorp
Index

			Page
			Number

PART I.	Consolidated Financial Statements

	Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp

		Consolidated Balance Sheets, March 31, 2001 and December 31, 2000	1

		Consolidated Statements of Income, Three Months Ended March 31, 2001 and 2000	2

		Consolidated Statements of Changes in Stockholders’ Equity, Three Months Ended March 31, 2001 and 2000	3

		Consolidated Statements of Cash Flows, Three Months Ended March 31, 2001 and 2000	4

		Notes to Consolidated Financial Statements	5-6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-14

PART II.	Other Information		15

SIGNATURES			16

NorthWest Indiana Bancorp
Consolidated Balance Sheets

March 31,	December 31,
2001	2000
(Dollars in thousands)	(unaudited)

ASSETS

Cash and non-interest bearing balances in financial institutions	$12,144	$14,013

Interest bearing balances in financial institutions	20,263	3,320

Federal funds sold	1,586	86

Total cash and cash equivalents	33,993	17,419

Securities available-for-sale	25,276	20,503

Securities held-to-maturity; fair value:	March 31,2001 - $6,899,

December 31, 2000 - $15,651	6,861	15,649

Loans held for sale	767	480

Loans receivable	323,710	326,207

Less: allowance for loan losses	(3,079)	(3,322)

Net loans receivable	320,631	322,885

Federal Home Loan Bank stock	2,076	1,976

Accrued interest receivable	2,288	2,523

Premises and equipment	8,033	7,895

Foreclosed real estate	132	100

Other assets	2,578	2,883

Total assets	$402,635	$392,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Non-interest bearing	$27,547	$28,415

Interest bearing	307,798	295,895

Total	335,345	324,310

Borrowed funds	29,392	30,599

Accrued expenses and other liabilities	3,742	3,875

Total liabilities	368,479	358,784

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—

Common stock, no par or stated value; 10,000,000 shares authorized;

shares issued:	March 31, 2001 - 2,789,556,	349	347

December 31, 2000 - 2,773,476,

shares outstanding:	March 31, 2001 - 2,721,392,

December 31, 2000 - 2,705,312

Additional paid in capital	3,182	3,029

Accumulated other comprehensive income	122	1

Retained earnings	31,943	31,592

Treasury stock, common shares at cost:	March 31, 2001 - 68,164,

December 31, 2000 - 68,164	(1,440)	(1,440)

Total stockholders’ equity	34,156	33,529

Total liabilities and stockholders’ equity	$402,635	$392,313

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,

	2001	2000

Interest income:

Loans receivable

Real estate loans	$5,585	$5,123

Commercial loans	716	675

Consumer loans	229	224

Total loan interest	6,530	6,022

Securities	529	619

Other interest earning assets	98	29

Total interest income	7,157	6,670

Interest expense:

Deposits	3,148	2,767

Borrowed funds	391	274

Total interest expense	3,539	3,041

Net interest income	3,618	3,629

Provision for loan losses	45	39

Net interest income after provision for loan losses	3,573	3,590

Noninterest income:

Fees and service charges	410	357

Trust operations	90	95

Gain/(loss) on sale of loans, net	15	(4)

Gain on securities, net	30	—

Other	3	0

Total noninterest income	548	448

Noninterest expense:

Compensation and benefits	1,313	1,267

Occupancy and equipment	388	394

Data processing	148	141

Federal insurance premium	15	16

Marketing	34	64

Other	510	467

Total noninterest expense	2,408	2,349

Income before income tax expenses	1,713	1,689

Income tax expenses	655	653

Net income	$1,058	$1,036

Earnings per common share:

Basic	$0.39	$0.38

Diluted	$0.39	$0.38

Dividends declared per common share	$0.26	$0.24

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,

	2001	2000

Balance at beginning of period	$33,529	$32,471

Comprehensive income:

Net income	1,058	1,036

Net unrealized gain/(loss) on securities available-for-sale, net of reclassification and tax effects	121	(123)

Comprehensive income	1,179	913

Issuance of shares of common stock	155	46

Cash dividends	(707)	(653)

Purchase of treasury stock	—	(594)

Balance at end of period	$34,156	$32,183

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,058	$1,036

Adjustments to reconcile net income to net cash provided by operating activities:

Origination of loans for sale	(897)	—

Sale of loans originated for sale	613	—

Depreciation and amortization, net of accretion	212	224

Amortization of mortgage servicing rights	3	3

Amortization of investment in real estate limited partnerships	12	11

Net gains on securities	(30)	—

Net (gains)/losses on sale of loans	(15)	4

Provision for loan losses	45	39

Net change in:

Interest receivable	235	19

Other assets	236	344

Accrued expenses and other liabilities	(191)	(441)

Total adjustments	223	203

Net cash from operating activities	1,281	1,239

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities available-for-sale	2,500	1,505

Proceeds from sales of securities available-for-sale	1,016	—

Purchase of securities available-for-sale	(8,074)	—

Proceeds from maturities of securities held-to-maturity	10,250	—

Purchase of securities held-to-maturity	(1,491)	—

Principal collected on mortgage-backed securities	37	61

Purchase of investment in real estate limited partnerships	(15)	—

Purchase of Federal Home Loan Bank Stock	(100)	—

Net change in loans receivable	2,177	(10,356)

Purchase of premises and equipment, net	(341)	(228)

Net cash from investing activities	5,959	(9,018)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in deposits	11,035	7,853

Proceeds from FHLB advances	2,500	3,000

Repayment of FHLB advances	—	(6,000)

Change in other borrowed funds	(3,707)	4,936

Proceeds from issuance of common stock	155	46

Dividends paid	(649)	(653)

Treasury stock purchased	—	(594)

Net cash from financing activities	9,334	8,588

Net change in cash and cash equivalents	16,574	809

Cash and cash equivalents at beginning of period	17,419	14,633

Cash and cash equivalents at end of period	$33,993	$15,442

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$3,532	$2,996

Income taxes	$119	$355

SUPPLEMENTAL NONCASH INFORMATION:

Transfers from loans to foreclosed real estate	$32	$98

See accompanying notes to consolidated financial statements.

Northwest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

      The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation is inactive. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of March 31, 2001 and December 31, 2000, and the statements of income, changes in stockholders’ equity and cash flows for the three months ended March 31, 2001 and 2000. The income reported for the three month period ended March 31, 2001 is not necessarily indicative of the results to be expected for the full year.

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

Note 4 — Reclassifications

      Certain amounts reported in the December 31, 2000 consolidated financial statements and the March 31, 2000 Form 10-Q have been reclassified to conform to the March 31, 2001 presentation.

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

      At March 31, 2001 and December 31, 2000, commitments to make loans totaled $59.0 million and $60.5 million, and standby letters of credit totaled $2.9 million and $2.3 million. At March 31, 2001, $50.0 million (84%) of the commitments were at variable rates.

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

Note 6 — Earnings per Share

      A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations is presented below:

	Three Months Ended
	March 31,

	2001	2000

Basic Earnings Per Common Share:

Net income available to common stockholders	$1,058,000	$1,036,000

Weighted-average common shares outstanding	2,707,510	2,732,678

Basic earnings per common share	$0.39	$0.38

Diluted Earnings Per Common Share:

Net income available to common stockholders	$1,058,000	$1,036,000

Weighted-average common shares outstanding	2,707,510	2,732,678

Add: dilutive effect of assumed stock option exercises	20,356	26,705

Weighted-average common and dilutive potential common shares outstanding	2,727,866	2,759,383

Diluted earnings per common share	$0.39	$0.38

      Stock options for 13,475 common shares for the three months ended March 31, 2001, were considered in computing diluted earnings per common share because they were dilutive. Stock options for 25,570 common shares for the three months ended March 31, 2000, were not considered in computing diluted earnings per common share because they were anti-dilutive.

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

      At March 31, 2001, the Bancorp had total assets of $402.6 million and total deposits of $335.3 million. Stockholders’ equity totaled $34.2 million or 8.5% of total assets, with book value per share at $12.55. Net income for the three months ended March 31, 2001, was $1.1 million, or $.39 per common share for basic and diluted calculations. The annualized return on average assets (ROA) was 1.09%, while the annualized return on average stockholders’ equity (ROE) was 12.47%, for the three months ended March 31, 2001.

Financial Condition

      During the three months ended March 31, 2001, total assets increased by $10.3 million (2.6%), with interest-earning assets increasing by $12.3 million (3.3%). At March 31, 2001, interest-earning assets totaled $380.5 million and represented 94.5% of total assets.

      Loans receivable totaled $323.7 million at March 31, 2001, compared to $326.2 million at December 31, 2000. At March 31, 2001, loans receivable represented 85.1% of interest-earning assets, 80.4% of total assets and 96.5% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality growth, product diversification and, competitive and profitable pricing. The loan portfolio includes $16.5 million (5.1%) in construction and development loans, $172.1 million (53.1%) in residential mortgage loans, $9.7 million (3.0%) in multifamily loans, $81.3 million (25.1%) in commercial real estate loans, $10.5 million (3.3%) in consumer loans, and $33.6 million (10.4%) in commercial business and other loans. Adjustable rate loans comprised 55% of total loans at March 31, 2001. During the three months ended March 31, 2001, loans decreased by $2.5 million (0.8%). The decrease during the current three months was a result of expected pay-offs in the commercial loan portfolio and an increase in refinance activity due to declining interest rates. Management believes that despite concerns about the pace of economic activity, loan growth will improve during the remaining months of 2001 because of a lower interest rate environment and an aggressive marketing and call program effort. Management expects to fund loan growth with a mix of deposits and borrowed funds.

      The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of twenty-five years or longer. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the three months ended March 31, 2001, the Bancorp sold $613 thousand in fixed rate mortgages. No loans were sold during the three months ended March 31, 2000. Net gains realized from the sales totaled $15 thousand. At March 31, 2001, the Bancorp had $767 thousand classified as loans held for sale.

      The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLB). Investments are generally for terms ranging from one day to five years. At March 31, 2001, the investment portfolio totaled $32.1 million and was invested as follows: 89.4% in U.S. government agency debt securities, 7.9% in U.S. government debt securities, and 2.7% in U.S. government agency mortgage-backed securities. At March 31, 2001, securities available-for-sale totaled $25.3 million or 78.7% of total securities. The available-for-sale portfolio permits the active management of the Bancorp’s liquidity position. In addition, at March 31, 2001, the Bancorp had $20.3 million in interest bearing balances in financial institutions, $1.6 million in federal funds sold, and $2.1 million in FHLB stock. During the three months ended March 31, 2001, investment securities decreased by $4.0 million (11.1%) as declining interest rates led, as expected, to securities being called.

      Management believes that the credit risk profile of the earning asset portfolio is relatively low. This is accomplished through quality loan underwriting and a proactive approach to loan monitoring. At March 31, 2001, non-performing loans, which include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status, totaled $2.0 million, an increase of $189 thousand from December 31, 2000. The March 31, 2001 balance includes $1.6 million in loans accounted for on a non-accrual basis and $370 thousand in accruing loans which were contractually past due 90 days or more. The ratio of non-performing loans to total loans, which increased from 0.55% at December 31, 2000 to 0.62% at March 31, 2001, remains below industry norm. At March 31, 2001, $2.6 million of the Bancorp’s loans were internally classified as substandard compared to $2.9 million at December 31, 2000, a decrease of $281 thousand. There were no loans classified as doubtful or loss. Classified loans include non-performing loans and potential problem loans, where information about possible credit problems causes management to question the ability of such borrowers to comply with loan repayment terms. Potential problem loans are not included with non-performing loans as they continue to perform. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources. At March 31, 2000, except as described above, there were no material credits that would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

      At March 31, 2001, the Bancorp had impaired loans totaling $496 thousand, representing three loans to two borrowers. Impaired loans, which are included in non-performing loans, are loans where full payment under the loan terms is not expected. No other loans were considered to be impaired loans as of, or for the three months ended March 31, 2001. At March 31, 2001, the ALL allocated to the impaired loan balances totaled $306 thousand.

      Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all probable incurred credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the three months ended March 31, 2001, additions to the ALL account totaled $45 thousand compared to $39 thousand for the three months ended March 31, 2000. The provision is based on management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. The appropriateness of the current quarter provision and the overall adequacy of the ALL were determined through a disciplined and consistently applied quarterly process that combines a review of current activity with a risk assessment worksheet. While the quality of the loan portfolio remains sound, provisions during the three months ended March 31, 2001 were warranted because of increased average daily loan balances, the inherent risk associated with growth in commercial real estate and commercial business loans, an increase in the level of charge-offs, and increases in non-performing loans. Charge-offs, net of recoveries, totaled $288 thousand during the current three months, while no charge-offs were reported during the three months ended March 31, 2000. Included in the charge-offs were impaired loan balances of $233 thousand that had specific ALL reserves at December 31, 2000. At March 31, 2001, the ALL to total loans was .95%, while the ALL to nonperforming loans (coverage ratio) was 154.0%. At March 31, 2001, the balance in the ALL account totaled $3.1 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. Management does not anticipate that any of the non-performing loans or classified loans will materially impact future operations, liquidity or capital resources.

      The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been evaluated on a pooled basis. During the three months ended March 31, 2001, additions to the ALL were allocated to commercial business loans due to the growth in this portfolio and the additional risk related to this product.

      Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At March 31, 2001, deposits totaled $335.3 million. During the three months ended March 31, 2001, deposit growth totaled $11.0 million (3.4%). Checking accounts decreased $2.9 million (4.3%), money market deposit accounts (MMDA’s) decreased $579 thousand (1.3%), savings accounts increased $1.5 million (3.3%), and certificates of deposit increased $13.0 million (7.8%). At March 31, 2001, the deposit base was comprised of 19.3% checking accounts, 13.3% MMDA’s, 14.0% savings accounts and 53.4% certificates of deposit. Borrowings are primarily used to fund asset growth not supported by deposit generation. At March 31, 2001, borrowed funds totaled $29.3 million compared to $30.6 million at December 31, 2000, a decrease of $1.3 million (3.9%). Repurchase agreements totaled $13.6 million, FHLB borrowings totaled $14.0 million, and other short-term borrowings totaled $1.7 million.

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

      Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of March 31, 2001 and December 31, 2000. The tables incorporate the Bancorp’s internal system generated data as related to the maturity, repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

March 31, 2001	Net Interest Income			Net Economic Value of Equity

Change in rates	Amount	% Chg.	Policy Limit %	Amount	% Chg.	Policy Limit %

2%	$14,149	-3.6	-20	$47,709	-10.2	-30

1%	$14,449	-1.6	-10	$50,603	- 4.7	-15

0%	$14,680	0.0		$53,109	0.0

-1%	$14,497	-1.3	-10	$52,688	- 0.8	-15

-2%	$14,302	-2.6	-20	$52,016	- 2.1	-30

December 31, 2000	Net Interest Income			Net Economic Value of Equity

Change in rates	Amount	% Chg.	Policy Limit %	Amount	% Chg.	Policy Limit %

2%	$13,455	-6.5	-20	$44,879	-11.9	-30

1%	$13,978	-2.9	-10	$47,937	- 5.9	-15

0%	$14,397	0.0		$50,945	0.0

-1%	$14,478	0.6	-10	$51,918	1.9	-15

-2%	$14,369	-0.2	-20	$51,639	1.4	-30

      The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At March 31, 2001, an increase in interest rates of 2% would have resulted in a 3.6% decrease in net interest income and a 10.2% decrease in the net economic value of equity compared to decreases of 6.5% and 11.9% at December 31, 2000. The reduction in interest rate risk during the three months ended March 31, 2001 was due to an increase in interest bearing balances in financial institutions and the reduction in short-term borrowings.

Liquidity and Capital Resources

      For the Bancorp, liquidity management refers to the ability to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals, and pay dividends and operating expenses. The Bancorp’s primary goal for liquidity management is to ensure that at all times it can meet the cash demands of its depositors and its loan customers. A secondary purpose of liquidity management is profit management. Because profit and liquidity are often conflicting objectives, management attempts to maximize the Bancorp’s net interest margin by making adequate, but not excessive, liquidity provisions. Finally, because the Bancorp is subject to legal reserve requirements under Federal Reserve Regulation D, liquidity is managed to ensure that the Bancorp maintains an adequate level of legal reserves.

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

      During the three months ended March 31, 2001, cash and cash equivalents increased $16.6 million compared to an $809 thousand increase for the three months ended March 31, 2000. The primary sources of cash were deposit growth, proceeds from maturities of securities and cash provided by operating activities. The primary uses of cash were the purchase of securities, the repayment of borrowings and the payment of common stock dividends. During the current three months cash provided by operating activities totaled $1.3 million compared to $1.2 million for the three months ended March 31, 2000. Cash inflows from investing activities totaled $6.0 million compared to cash outflows of $9.0 million for the three months ended March 31, 2000. The current period reflects expected loan pay-offs of commercial loans and proceeds from securities that matured or were called because of declining interest rates. Cash flows from financing activities totaled $9.3 million during the current period compared to $8.6 million for the three months ended March 31, 2000. The increase reflects deposit growth during the current period. The funds were used for repayment of borrowings. The Bancorp paid dividends on common stock of $649 thousand during the current three months compared to $653 thousand for the three months ended March 31, 2000.

      At March 31, 2001, outstanding commitments to fund loans totaled $59.0 million. Approximately 84% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

      Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2001, stockholders’ equity increased by $627 thousand (1.9%). The increase resulted primarily from earnings of $1.1 million during the period. In addition, $155 thousand represents proceeds from the exercise of 16,080 stock options. The Bancorp declared $707 thousand in cash dividends. The net unrealized gain on available-for-sale securities, net of tax was $121 thousand for the period. At March 31, 2001, book value per share was $12.55 compared to $12.39 at December 31, 2000.

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

      The following table shows that, at March 31, 2001, and December 31, 2000, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

At March 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$37.1	13.6%	$21.9	8.0%	$27.3	10.0%

Tier I capital to risk-weighted assets	$34.0	12.4%	$10.9	4.0%	$16.4	6.0%

Tier I capital to adjusted average assets	$34.0	8.8%	$11.7	3.0%	$19.4	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized

At December 31, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$36.8	13.6%	$21.7	8.0%	$27.2	10.0%

Tier I capital to risk-weighted assets	$33.5	12.3%	$10.9	4.0%	$16.3	6.0%

Tier I capital to adjusted average assets	$33.5	8.6%	$11.6	3.0%	$19.4	5.0%

Results of Operations — Comparison of the Quarter Ended March 31, 2001 to the Quarter Ended March 31, 2000

      Net income for the three months ended March 31, 2001 was $1.06 million compared to $1.04 million for the quarter ended March 31, 2000, an increase of $22 thousand (2.1%). The earnings represent a ROA of 1.09% for the quarter ended March 31, 2001 compared to 1.14% for the quarter ended March 31, 2000. The ROE was 12.47% for the current quarter compared to 12.74% for the quarter ended March 31, 2000.

      Net interest income for the three months ended March 31, 2001 and 2000 was $3.6 million. The weighted-average yield on interest-earning assets was 7.77% for the three months ended March 31, 2001 compared to 7.75% for the three months ended March 31, 2000. The weighted-average cost of funds for the quarter ended March 31, 2001, was 4.03% compared to 3.73% for the quarter ended March 31, 2000. The impact of the 7.77% return on interest-earning assets and the 4.03% cost of funds resulted in an interest rate spread of 3.74% for the current quarter compared to 4.02% for the quarter ended March 31, 2000. During the current quarter, total interest income increased by $487 thousand (7.3%) while total interest expense increased by $498 thousand (16.4%). The net interest margin was 3.73% for the three months ended March 31, 2001 compared to 4.01% for the quarter ended March 31, 2000, as the recent action of the Federal Reserve to reduce interest rates by 1.50% has resulted in the Bancorp’s interest-earning assets repricing downward faster than interest-bearing liabilities.

      During the three months ended March 31, 2001, interest income from loans increased by $508 thousand (8.4%) compared to the three months ended March 31, 2000. The increase was due to higher yields and higher average daily balances. The weighted-average yield on loans outstanding was 8.04% for the current quarter compared to 7.95% for the three months ended March 31, 2000. Loan balances averaged $325.1 million for the current quarter, up $22.3 million (7.4%) from $302.8 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, interest income on investments and other deposits decreased by $21 thousand (3.2%) compared to the quarter ended March 31, 2000. The decrease was due to lower yields. The weighted-average yield on securities and other deposits was 5.79% for the current quarter compared to 6.23% for the three months ended March 31, 2000. Securities and other deposits averaged $43.3 million for the current quarter, up $1.6 million (3.9%) from $41.7 million for the three months ended March 31, 2000.

      Interest expense for deposits increased by $381 thousand (13.8%) during the current quarter compared to the three months ended March 31, 2000. The increase was due to a higher cost of funds and growth in average daily balances. The weighted-average rate paid on deposits for the three months ended March 31, 2001 was 3.92% compared to 3.63% for the quarter ended March 31, 2000. Total deposit balances averaged $321.2 million for the current quarter, up $26.1 million (8.6%) from $305.1 million for the quarter ended March 31, 2000. Interest expense on borrowed funds increased by $117 thousand (42.7%) during the current quarter due to higher rates and increases in average daily balances. The weighted-average cost of borrowed funds was 5.27% for the current quarter compared to 5.22% for the three months ended March 31, 2000. Borrowed funds averaged $29.7 million during the quarter ended March 31, 2001, up $8.7 million (41.4%) from $21.0 million for the quarter ended March 31, 2000.

      Noninterest income for the quarter ended March 31, 2001 was $548 thousand, up $100 thousand (22.3%) from $448 thousand for the three months ended March 31, 2000. During the period the Bancorp continued to implement initiatives focused on improving income from Bank operations. As a result, fees and service charges increased $53 thousand (14.8%) compared to the three months ended March 31, 2000. During the current quarter the Bancorp reported $15 thousand in gains on sale of loans compared to a loss of $4 thousand during the three months ended March 31, 2000. In addition, the Bancorp reported $30 thousand in gains on securities during the current quarter, while no gains were reported during the quarter ended March 31, 2000.

      Noninterest expense for the quarter ended March 31, 2001 was $2.4 million, up $59 thousand (2.5%) from $2.3 million for the three months ended March 31, 2000. The increase in compensation and benefits was due to annual salary increases and additional staffing for current operations resulting from the Hobart facility that opened during the fourth quarter of 2000. Other expense changes were due to standard increases in operations and the new Hobart facility. The Bancorp’s efficiency ratio was 57.8% for the quarter ended March 31, 2001 compared to 57.6% for the three months ended March 31, 2000. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

      Income tax expenses for the three months ended March 31, 2001 totaled $655 thousand compared to $653 thousand for the three months ended March 31, 2000, an increase of $2 thousand (0.3%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp was 38.2% for the three months ended March 31, 2001 compared to 38.7% for the three months ended March 31, 2000. The reduction during the current period is a result of investments in low-income housing tax credits.

Forward-Looking Statements

      When used in this report and in other filings by the Bancorp with the Securities and Exchange Commission, in the Bancorp’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Bancorp’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bancorp’s market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

                            (a) Reports on Form 8-K. None.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthWest Indiana Bancorp

Date: May 8, 2001	/s/ David A. Bochnowski

David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date: May 8, 2001	/s/ Edward J. Furticella

Edward J. Furticella Executive Vice President, Chief Financial Officer and Treasurer