Form 10-Q
period 2001-06-30
NORTHWEST INDIANA BANCORP
filed 2001-08-14
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

There were 2,725,032 shares of the registrant’s Common Stock, without par value, outstanding at July 31, 2001.

NorthWest Indiana Bancorp
Index

			Page
			Number
PART I.	Consolidated Financial Statements

	Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp

		Consolidated Balance Sheets, June 30, 2001 and December 31, 2000	1

		Consolidated Statements of Income, Three Months and Six Months Ended June 30, 2001 and 2000	2

		Consolidated Statements of Changes in Stockholders’ Equity, Three Months and Six Months Ended June 30, 2001 and 2000	3

		Consolidated Statements of Cash Flows, Six Months Ended June 30, 2001 and 2000	4

		Notes to Consolidated Financial Statements	5- 6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-15

PART II.	Other Information		16

SIGNATURES			17

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	June 30,	December 31,
	2001	2000
(Dollars in thousands)	(unaudited)

ASSETS

Cash and non-interest bearing balances in financial institutions	$18,755	$14,013

Interest bearing balances in financial institutions	13,647	3,320

Federal funds sold	198	86

Total cash and cash equivalents	32,600	17,419

Securities available-for-sale	37,037	20,503

Securities held-to-maturity; fair value: June 30, 2001 - $8,540

December 31, 2000 - $15,651	8,569	15,649

Loans held for sale	85	480

Loans receivable	323,879	326,207

Less: allowance for loan losses	(2,855)	(3,322)

Net loans receivable	321,024	322,885

Federal Home Loan Bank stock	2,076	1,976

Accrued interest receivable	2,426	2,523

Premises and equipment	8,119	7,895

Foreclosed real estate	280	100

Other assets	2,802	2,883

Total assets	$415,018	$392,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Non-interest bearing	$29,705	$28,415

Interest bearing	315,699	295,895

Total	345,404	324,310

Borrowed funds	31,436	30,599

Accrued expenses and other liabilities	3,643	3,875

Total liabilities	380,483	358,784

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—

Common stock, no par or stated value; 10,000,000 shares authorized; shares issued:

June 30, 2001 - 2,791,596,	349	347

December 31, 2000 - 2,773,476,

shares outstanding: June 30, 2001 - 2,723,432,

December 31, 2000 - 2,705,312

Additional paid in capital	3,204	3,029

Accumulated other comprehensive income	33	1

Retained earnings	32,389	31,592

Treasury stock, common shares at cost: June 30, 2001 - 68,164,

December 31, 2000 - 68,164	(1,440)	(1,440)

Total stockholders’ equity	34,535	33,529

Total liabilities and stockholders’ equity	$415,018	$392,313

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except per share data)	2001	2000	2001	2000

Interest income:

Loans receivable

Real estate loans	$5,491	$5,308	$11,076	$10,431

Commercial loans	668	788	1,384	1,463

Consumer loans	212	239	440	463

Total loan interest	6,371	6,335	12,900	12,357

Securities	610	600	1,139	1,219

Other interest earning assets	309	7	407	19

Total interest income	7,290	6,942	14,446	13,595

Interest expense:

Deposits	3,172	2,940	6,320	5,707

Borrowed funds	377	293	768	567

Total interest expense	3,549	3,233	7,088	6,274

Net interest income	3,741	3,709	7,358	7,321

Provision for loan losses	45	45	90	84

Net interest income after provision for loan losses	3,696	3,664	7,268	7,237

Noninterest income:

Fees and service charges	432	382	843	756

Trust operations	115	100	205	195

Gain on securities, net	36	—	66	—

Gain/(loss) on sale of loans, net	22	2	37	(2)

Other	2	—	5	—

Total noninterest income	607	484	1,156	949

Noninterest expense:

Compensation and benefits	1,328	1,260	2,641	2,527

Occupancy and equipment	407	381	795	775

Data processing	157	138	305	279

Marketing	39	57	73	121

Federal insurance premium	15	15	30	31

Other	487	465	997	932

Total noninterest expense	2,433	2,316	4,841	4,665

Income before income tax expenses	1,870	1,832	3,583	3,521

Income tax expenses	715	712	1,370	1,365

Net income	$1,155	$1,120	$2,213	$2,156

Earnings per common share:

Basic	$0.43	$0.41	$0.82	$0.79

Diluted	$0.42	$0.40	$0.81	$0.78

Dividends declared per common share	$0.26	$0.24	$0.52	$0.48

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in thousands, except per share data)	2001	2000	2001	2000

Balance at beginning of period	$34,156	$32,183	$33,529	$32,471

Comprehensive income:

Net income	1,155	1,120	2,213	2,156

Net unrealized gain/(loss) on securities available-for-sale, net of reclassification and tax effects	(89)	37	32	(86)

Comprehensive income	1,066	1,157	2,245	2,070

Issuance of shares of common stock	21	2	177	48

Cash dividends	(708)	(653)	(1,416)	(1,306)

Purchase of treasury stock	—	(329)	—	(923)

Balance at end of period	$34,535	$32,360	$34,535	$32,360

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,

(Dollars in thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,213	$2,156

Adjustments to reconcile net income to net cash provided by operating activities:

Origination of loans for sale	(2,917)	(120)

Sale of loans originated for sale	3,336	—

Depreciation and amortization, net of accretion	444	445

Amortization of mortgage servicing rights	5	6

Amortization of investment in real estate limited partnerships	25	23

Net gains on securities	(66)	—

Net (gains)/losses on sale of loans	(37)	2

Provision for loan losses	90	84

Net change in:

Interest receivable	97	(19)

Other assets	61	157

Accrued expenses and other liabilities	(291)	(658)

Total adjustments	747	(80)

Net cash from operating activities	2,960	2,076

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities available-for-sale	7,000	3,005

Proceeds from sales of securities available-for-sale	2,543	—

Purchase of securities available-for-sale	(25,999)	—

Proceeds from maturities of securities held-to-maturity	13,250	—

Purchase of securities held-to-maturity	(6,001)	—

Principal collected on mortgage-backed securities	74	109

Purchase of mortgage-backed securities	(230)	—

Purchase of investment in real estate limited partnerships	(15)	—

Purchase of Federal Home Loan Bank Stock	(100)	(150)

Loan participations purchased	—	(4,060)

Net change in loans receivable	1,588	(18,067)

Purchase of premises and equipment, net	(640)	(548)

Net cash from investing activities	(8,530)	(19,711)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in deposits	21,094	8,749

Proceeds from FHLB advances	2,500	6,250

Repayment of FHLB advances	—	(9,250)

Change in other borrowed funds	(1,663)	15,784

Proceeds from issuance of common stock	177	48

Dividends paid	(1,357)	(1,306)

Treasury stock purchased	—	(923)

Net cash from financing activities	20,751	19,352

Net change in cash and cash equivalents	15,181	1,717

Cash and cash equivalents at beginning of period	17,419	14,633

Cash and cash equivalents at end of period	$32,600	$16,350

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$7,137	$6,277

Income taxes	$1,014	$1,505

SUPPLEMENTAL NONCASH INFORMATION:

Transfers from loans to foreclosed real estate	$180	$100

See accompanying notes to consolidated financial statements.

Northwest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

      The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation is inactive. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of June 30, 2001 and December 31, 2000, and the statements of income and changes in stockholders’ equity for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The income reported for the six month period ended June 30, 2001 is not necessarily indicative of the results to be expected for the full year.

Note 2 — Use of Estimates

      Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

Note 3 — Concentrations of Credit Risk

      The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

Note 4 — Reclassifications

      Certain amounts reported in the December 31, 2000 consolidated financial statements and the June 30, 2000 Form 10-Q have been reclassified to conform to the June 30, 2001 presentation.

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

      At June 30, 2001 and December 31, 2000, commitments to make loans totaled $60.5 million for both periods, and standby letters of credit totaled $2.5 million and $2.3 million. At June 30, 2001, $50.6 million (84%) of the commitments were at variable rates.

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

Note 6 — Earnings per Share

      A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic Earnings Per Common Share:

Net income available to common stockholders	$1,155,000	$1,120,000	$2,213,000	$2,156,000

Weighted-average common shares outstanding	2,721,899	2,719,362	2,714,744	2,726,020

Basic earnings per common share	$0.43	$0.41	$0.82	$0.79

Diluted Earnings Per Common Share:

Net income available to common stockholders	$1,155,000	$1,120,000	$2,213,000	$2,156,000

Weighted-average common shares outstanding	2,721,899	2,719,362	2,714,744	2,726,020

Add: dilutive effect of assumed stock option exercises	21,056	23,366	20,797	26,027

Weighted-average common and dilutive potential common shares outstanding	2,742,955	2,742,728	2,735,541	2,752,047

Diluted earnings per common share	$0.42	$0.40	$0.81	$0.78

      Stock options for 13,475 common shares for the three and six months ended June 30, 2001, were considered in computing diluted earnings per common share because they were dilutive. Stock options for 25,570 common shares for the three and six months ended June 30, 2000, were not considered in computing diluted earnings per common share because they were anti-dilutive.

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

      At June 30, 2001, the Bancorp had total assets of $415.0 million and total deposits of $345.4 million. Stockholders’ equity totaled $34.5 million or 8.3% of total assets, with book value per share at $12.68. Net income for the six months ended June 30, 2001, was $2.2 million, or $.82 per common share for basic and $.81 diluted calculations. The annualized return on average assets (ROA) was 1.10%, while the annualized return on average stockholders’ equity (ROE) was 12.92%, for the six months ended June 30, 2001.

Financial Condition

      During the six months ended June 30, 2001, total assets increased by $22.7 million (5.8%), with interest-earning assets increasing by $17.3 million (4.7%). At June 30, 2001, interest-earning assets totaled $385.5 million and represented 92.9% of total assets.

      Loans receivable totaled $323.9 million at June 30, 2001, compared to $326.2 million at December 31, 2000. At June 30, 2001, loans receivable represented 84.0% of interest-earning assets, 78.0% of total assets and 93.8% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality growth, product diversification and, competitive and profitable pricing. The loan portfolio includes $16.7 million (5.2%) in construction and development loans, $173.3 million (53.5%) in residential mortgage loans, $9.4 million (2.9%) in multifamily loans, $81.0 million (25.0%) in commercial real estate loans, $10.3 million (3.2%) in consumer loans, and $33.2 million (10.2%) in commercial business and other loans. Adjustable rate loans comprised 55% of total loans at June 30, 2001. During the six months ended June 30, 2001, loans decreased by $2.3 million (0.7%). The decrease during the current six months was a result of expected pay-offs in the commercial loan portfolio and an increase in refinance activity due to declining interest rates. Management believes that despite concerns about the pace of economic activity, loan growth will improve during the remaining months of 2001 because of a lower interest rate environment and an aggressive marketing and call program effort. Management expects to fund loan growth with a mix of deposits and borrowed funds.

      The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of twenty-five years or longer. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the six months ended June 30, 2001, the Bancorp sold $3.3 million in fixed rate mortgages compared to $50 thousand during the six months ended June 30, 2000. Net gains realized from current year sales totaled $37 thousand compared to losses of $2 thousand for the six months ended June 30, 2000. At June 30, 2001, the Bancorp had $85 thousand classified as loans held for sale.

      The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLB). Investments are generally for terms ranging from one day to five years. At June 30, 2001, the investment portfolio totaled $45.6 million and was invested as follows: 93.2% in U.S. government agency debt securities, 2.2% in U.S. government debt securities, and 4.6% in U.S. government agency mortgage-backed securities. At June 30, 2001, securities available-for-sale totaled $37.0 million or 81.2% of total securities. The available-for-sale portfolio permits the active management of the Bancorp’s liquidity position. In addition, at June 30, 2001, the Bancorp had $13.6 million in interest bearing balances in financial institutions, $198 thousand in federal funds sold, and $2.1 million in FHLB stock. During the six months ended June 30, 2001, investment securities increased by $9.5 million (26.2%).

      In general, management believes that the credit risk profile of the earning asset portfolio is relatively strong as evidenced by the ratio of non-performing loans to total loans of 0.43% at June 30, 2001 compared to 0.55% at December 31, 2000. At June 30, 2001, non-performing loans, which include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status, totaled $1.4 million, a decrease of $411 thousand from December 31, 2000. The June 30, 2001 balance includes $712 thousand in loans accounted for on a non-accrual basis and $687 thousand in accruing loans which were contractually past due 90 days or more. At June 30, 2001, $3.2 million of the Bancorp’s loans were internally classified as substandard compared to $2.9 million at December 31, 2000. There were no loans classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit problems causes management to question the ability of such borrowers to comply with loan repayment terms. At June 30, 2001, except as described above, there were no material credits that would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

      At June 30, 2001, the Bancorp had impaired loans totaling $1.7 million, included in the substandard loans cited above, representing four loans to three borrowers. Impaired loans are loans where full payment under the loan terms is not expected. The impaired loan total includes two loans totaling $1.5 million to a company that specializes in heavy hauling, trucking and excavating. As of June 30, 2001 both of these loans were performing in accordance with the terms of their contract. During July management became concerned with the quality of some of the collateral securing the indebtedness of the company. Because of financial reporting discrepancies by the borrower and their failure to cooperate, the Bancorp has demanded that payment be made in full. The borrower has filed an action for a declaratory judgment seeking to enforce the terms of the loan. The Bancorp has answered the complaint and is in the process of estimating the value of its collateral. Management has begun an analysis of all relevant facts in order to determine what charge against the ALL, if any, is probable. At June 30, 2001, management has allocated reserves to these impaired loans based on current information available. At June 30, 2001, the balance in the ALL account totaled $2.9 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

      Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all probable incurred credit losses that arise from the loan portfolio. During the six months ended June 30, 2001, additions to the ALL account totaled $90 thousand compared to $84 thousand for the six months ended June 30, 2000. The provision is based on management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. The appropriateness of the current year provision and the overall adequacy of the ALL were determined through a disciplined and consistently applied quarterly process that combines a review of current activity with a risk assessment worksheet. While the quality of the loan portfolio remains sound, provisions during the six months ended June 30, 2001 were warranted because of increased average daily loan balances, the inherent risk associated with growth in commercial real estate and commercial business loans, and an increase in the level of charge-offs. Charge-offs, net of recoveries, totaled $557 thousand during the current six months, compared to $165 thousand during the six months ended June 30, 2000. Included in the charge-offs were impaired loan balances of $233 thousand that had specific ALL reserves at December 31, 2000. At June 30, 2001, the ALL to total loans was .88% compared to 1.02% at December 31, 2000, while the ALL to nonperforming loans (coverage ratio) was 204.1% compared to 183.5% for the same periods. Except as otherwise discussed, management does not anticipate that any of the non-performing loans or substandard loans will materially impact future operations, liquidity or capital resources.

      Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At June 30, 2001, deposits totaled $345.4 million. During the six months ended June 30, 2001, deposit growth totaled $21.1 million (6.5%). Checking accounts increased $2.4 million (3.7%), money market deposit accounts (MMDA’s) increased $7.8 million (17.2%), savings accounts increased $1.7 million (3.6%), and certificates of deposit increased $9.2 million (5.5%). At June 30, 2001, the deposit base was comprised of 20.3% checking accounts, 15.3% MMDA’s, 13.7% savings accounts and 50.7% certificates of deposit. Borrowings are primarily used to fund asset growth not supported by deposit generation. At June 30, 2001, borrowed funds totaled $31.4 million compared to $30.6 million at December 31, 2000, an increase of $837 thousand (2.7%). Repurchase agreements totaled $15.5 million, FHLB borrowings totaled $14.0 million, and other short-term borrowings totaled $1.9 million.

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

      Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of June 30, 2001 and December 31, 2000. The tables incorporate the Bancorp’s internal system generated data as related to the maturity, repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

June 30, 2001	Net Interest Income			Net Economic Value of Equity

			Policy			Policy
Change in rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %

2%	$14,822	-3.5	-20	$48,116	-12.2	-30

1%	$15,108	-1.6	-10	$51,470	-6.1	-15

0%	$15,358	0.0		$54,798	0.0

-1%	$15,159	-1.3	-10	$54,819	0.0	-15

-2%	$14,879	-3.1	-20	$53,920	-1.6	-30

December 31, 2000	Net Interest Income			Net Economic Value of Equity

			Policy			Policy
Change in rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %

2%	$13,455	-6.5	-20	$44,879	-11.9	-30

1%	$13,978	-2.9	-10	$47,937	-5.9	-15

0%	$14,397	0.0		$50,945	0.0

-1%	$14,478	0.6	-10	$51,918	1.9	-15

-2%	$14,369	-0.2	-20	$51,639	1.4	-30

      The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At June 30, 2001, an increase in interest rates of 2% would have resulted in a 3.5% decrease in net interest income and a 12.2% decrease in the net economic value of equity compared to decreases of 6.5% and 11.9% at

December 31, 2000. The reduction in interest rate risk during the six months ended June 30, 2001 was due to an increase in interest bearing balances in financial institutions and the reduction in short-term borrowings.

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

      During the six months ended June 30, 2001, cash and cash equivalents increased $15.2 million compared to an $1.7 million increase for the six months ended June 30, 2000. The primary sources of cash were deposit growth, proceeds from maturities of securities and cash provided by operating activities. The primary uses of cash were the purchase of securities, the repayment of borrowings and the payment of common stock dividends. During the current six months cash provided by operating activities totaled $3.0 million compared to $2.1 million for the six months ended June 30, 2000. Cash outflows from investing activities totaled $8.5 million compared to cash outflows of $19.7 million for the six months ended June 30, 2000. The current period reflects expected loan pay-offs of commercial loans and proceeds from securities that matured or were called because of declining interest rates. Cash flows from financing activities totaled $20.8 million during the current period compared to $19.4 million for the six months ended June 30, 2000. The increase reflects deposit growth during the current period. The funds were used for security purchases and repayment of borrowings. The Bancorp paid dividends on common stock of $1.4 million during the current six months compared to $1.3 million for the six months ended June 30, 2000.

      At June 30, 2001, outstanding commitments to fund loans totaled $60.5 million. Approximately 84% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

      Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2001, stockholders’ equity increased by $1.0 million (3.0%). The increase resulted primarily from earnings of $2.2 million during the period. In addition, $177 thousand represents proceeds from the exercise of 18,120 stock options. The Bancorp declared $1.4 million in cash dividends. The net unrealized gain on available-for-sale securities, net of tax was $32 thousand for the period. At June 30, 2001, book value per share was $12.68 compared to $12.39 at December 31, 2000.

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

      The following table shows that, at June 30, 2001, and December 31, 2000, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

At June 30, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$37.3	13.5%	$22.1	8.0%	$27.6	10.0%

Tier I capital to risk-weighted assets	$34.5	12.5%	$11.0	4.0%	$16.6	6.0%

Tier I capital to adjusted average assets	$34.5	8.3%	$12.5	3.0%	$20.9	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized

At December 31, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$36.8	13.6%	$21.7	8.0%	$27.2	10.0%

Tier I capital to risk-weighted assets	$33.5	12.3%	$10.9	4.0%	$16.3	6.0%

Tier I capital to adjusted average assets	$33.5	8.6%	$11.6	3.0%	$19.4	5.0%

Results of Operations — Comparison of the Quarter Ended June 30, 2001 to the Quarter Ended June 30, 2000

      Net income for the three months ended June 30, 2001 was $1.16 million compared to $1.12 million for the quarter ended June 30, 2000, an increase of $35 thousand (3.1%). The earnings represent a ROA of 1.11% for the quarter ended June 30, 2001 compared to 1.20% for the quarter ended June 30, 2000. The ROE was 13.37% for the current quarter compared to 13.79% for the quarter ended June 30, 2000.

      Net interest income for the three months ended June 30, 2001 and 2000 was $3.7 million. The weighted-average yield on interest-earning assets was 7.38% for the three months ended June 30, 2001 compared to 7.86% for the three months ended June 30, 2000. The weighted-average cost of funds for the quarter ended June 30, 2001, was 3.75% compared to 3.85% for the quarter ended June 30, 2000. The impact of the 7.38% return on interest-earning assets and the 3.75% cost of funds resulted in an interest rate spread of 3.63% for the current quarter compared to 4.01% for the quarter ended June 30, 2000. During the current quarter, total interest income increased by $348 thousand (5.0%) while total interest expense increased by $316 thousand (9.8%). The net interest margin was 3.59% for the three months ended June 30, 2001 compared to 3.99% for the quarter ended June 30, 2000, as continued reductions in interest rates during the quarter, by the Federal Reserve, has resulted in the Bancorp’s interest-earning assets repricing downward faster than interest-bearing liabilities.

      During the three months ended June 30, 2001, interest income from loans increased by $36 thousand (0.6%) compared to the three months ended June 30, 2000. The increase was due to higher average daily balances. The weighted-average yield on loans outstanding was 7.88% for the current quarter compared to 8.09% for the three months ended June 30, 2000. Loan balances averaged $323.4 million for the current quarter, up $10.1 million (3.2%) from $313.3 million for the three months ended June 30, 2000. During the three months ended June 30, 2001, interest income on investments and other deposits increased by $312 thousand (51.4%) compared to the quarter ended June 30, 2000. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 5.12% for the current quarter compared to 6.06% for the three months ended June 30, 2000. Securities and other deposits averaged $71.8 million for the current quarter, up $31.8 million (79.5%) from $40.0 million for the three months ended June 30, 2000.

      Interest expense for deposits increased by $232 thousand (7.9%) during the current quarter compared to the three months ended June 30, 2000. The increase was due to growth in average daily balances. The weighted-average rate paid on deposits for the three months ended June 30, 2001 was 3.65% compared to 3.75% for the quarter ended June 30, 2000. Total deposit balances averaged $348.0 million for the current quarter, up $34.0 million (10.8%) from $314.0 million for the quarter ended June 30, 2000. Interest expense on borrowed funds increased by $84 thousand (28.7%) during the current quarter due to increases in average daily balances. The weighted-average cost of borrowed funds was 4.88% for the current quarter compared to 5.35% for the three months ended June 30, 2000. Borrowed funds averaged $31.0 million during the quarter ended June 30, 2001, up $9.1 million (41.6%) from $21.9 million for the quarter ended June 30, 2000.

      Noninterest income for the quarter ended June 30, 2001 was $607 thousand, up $123 thousand (25.4%) from $484 thousand for the three months ended June 30, 2000. During the period the Bancorp continued to implement initiatives focused on improving income from Bank operations. As a result, fees and service charges increased $50 thousand (13.1%) and income from Trust operations increased $15 thousand (15%) compared to the three months ended June 30, 2000. During the current quarter the Bancorp reported $22 thousand in gains on sale of loans compared to gains of $2 thousand during the three months ended June 30, 2000. In addition, the Bancorp reported $36 thousand in gains on securities during the current quarter, while no gains were reported during the quarter ended June 30, 2000.

      Noninterest expense for the quarter ended June 30, 2001 was $2.4 million, up $117 thousand (5.1%) from $2.3 million for the three months ended June 30, 2000. The increase in compensation and benefits was due to annual salary increases and additional staffing for current operations resulting from the Hobart facility that opened during the fourth quarter of 2000. Other expense changes were due to standard increases in operations and the new Hobart facility. The Bancorp’s efficiency ratio was 56.0% for the quarter ended June 30, 2001 compared to 55.2% for the three months ended June 30, 2000. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

      Income tax expenses for the three months ended June 30, 2001 totaled $715 thousand compared to $712 thousand for the three months ended June 30, 2000, an increase of $3 thousand (0.4%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp was 38.2% for the three months ended June 30, 2001 compared to 38.9% for the three months ended June 30, 2000. The reduction during the current period is a result of investments in low-income housing tax credits.

Results of Operations — Comparison of the Six months Ended June 30, 2001 to the Six months Ended June 30, 2000

      Net income for the six months ended June 30, 2001 was $2.21 million compared to $2.16 million for the six months ended June 30, 2000, an increase of $57 thousand (2.6%). The earnings represent a ROA of 1.10% for the six months ended June 30, 2001 compared to 1.17% for the six months ended June 30, 2000. The ROE was 12.92% for the current six months compared to 13.25% for the six months ended June 30, 2000.

      Net interest income for the six months ended June 30, 2001 was $7.4 million, up $38 thousand (0.5%) from $7.3 million for the six months ended June 30, 2000. The weighted-average yield on interest-earning assets was 7.57% for the six months ended June 30, 2001 compared to 7.79% for the six months ended June 30, 2000. The weighted-average cost of funds for the six months ended June 30, 2001, was 3.88% compared to 3.79% for the six months ended June 30, 2000. The impact of the 7.57% return on interest-earning assets and the 3.88% cost of funds resulted in an interest rate spread of 3.69% for the current six months compared to 4.00% for the six months ended June 30, 2000. During the current six months, total interest income increased by $852 thousand (6.3%) while total interest expense increased by $814 thousand (13.0%). The net interest margin was 3.65% for the six months ended June 30, 2001 compared to 3.99% for the six months ended June 30, 2000, as the recent action of the Federal Reserve to reduce interest rates by 2.75% has resulted in the Bancorp’s interest-earning assets repricing downward faster than interest-bearing liabilities.

      During the six months ended June 30, 2001, interest income from loans increased by $544 thousand (4.4%) compared to the six months ended June 30, 2000. The increase was due to higher average daily balances. The weighted-average yield on loans outstanding was 7.96% for the current six months compared to 8.02% for the six months ended June 30, 2000. Loan balances averaged $324.2 million for the current six months, up $16.2 million (5.3%) from $308.0 million for the six months ended June 30, 2000. During the six months ended June 30, 2001, interest income on investments and other deposits increased by $308 thousand (24.9%) compared to the six months ended June 30, 2000. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 5.36% for the current six months compared to 6.06% for the six months ended June 30, 2000. Securities and other deposits averaged $57.6 million for the current six months, up $16.8 million (41.2%) from $40.8 million for the six months ended June 30, 2000.

      Interest expense for deposits increased by $613 thousand (10.7%) during the current six months compared to the six months ended June 30, 2000. The increase was due to a higher cost of funds and growth in average daily balances. The weighted-average rate paid on deposits for the six months ended June 30, 2001 was 3.78% compared to 3.69% for the six months ended June 30, 2000. Total deposit balances averaged $334.7 million for the current six months, up $25.1 million (8.1%) from $309.6 million for the six months ended June 30, 2000. Interest expense on borrowed funds increased by $201 thousand (35.4%) during the current six months due to increases in average daily balances. The weighted-average cost of borrowed funds was 5.07% for the current six months compared to 5.29% for the six months ended June 30, 2000. Borrowed funds averaged $30.3 million during the six months ended June 30, 2001, up $8.9 million (41.6%) from $21.4 million for the six months ended June 30, 2000.

      Noninterest income for the six months ended June 30, 2001 was $1.2 million, up $206 thousand (21.7%) from $949 thousand for the six months ended June 30, 2000. During the period fees and service charges increased $86 thousand (11.4%), while income from Trust operations increased $10 thousand (5.1%) compared to the six months ended June 30, 2000. During the current six months the Bancorp reported $37 thousand in gains on sale of loans compared to losses of $2 thousand during the six months ended June 30, 2000. In addition, the Bancorp reported $66 thousand in gains on securities during the current six months, while no gains were reported during the six months ended June 30, 2000.

      Noninterest expense for the six months ended June 30, 2001 was $4.8 million, up $176 thousand (3.8%) from $4.7 million for the six months ended June 30, 2000. The increase in compensation and benefits was due to annual salary increases and additional staffing for current operations resulting from the Hobart facility that opened during the fourth six months of 2000. Other expense changes were due to standard increases in operations and the new Hobart facility. The Bancorp’s efficiency ratio was 56.9% for the six months ended June 30, 2001 compared to 56.4% for the six months ended June 30, 2000.

      Income tax expenses for the six months ended June 30, 2001 and 2000 totaled $1.4 million with the current year reporting an increase of $5 thousand (0.4%). The increase was due to an increase in pretax earnings during the current six months. The combined effective federal and state tax rates for the Bancorp was 38.2% for the six months ended June 30, 2001 compared to 38.8% for the six months ended June 30, 2000. The reduction during the current period is a result of investments in low-income housing tax credits.

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

Item 4. Submission of Matters to a Vote of Security Holders

            NorthWest Indiana Bancorp held its annual meeting of shareholders on April 25, 2001. At this meeting the security holders:

            1. Elected the following directors for the registrant, whose term of office continued after the meeting:

	Number of Votes

	For	Withheld

Leroy F. Cataldi	1,932,357	—

Edward J. Furticella	1,932,117	240

Stanley E. Mize	1,930,757	1,600

Other directors whose term of office as a director continued after the meeting include:

David A. Bochnowski	Frank J. Bochnowski	Lourdes M. Dennison

Joel Gorelick	Gloria C. Gray	Jerome F. Vrabel

James L. Wieser

            2. Ratified the appointment of Crowe, Chizek and Company LLP as the auditors for the registrant for the year ending December 31, 2001.

	For	Against	Abstain

Number of Votes	1,929,896	1,831	630

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K. None.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthWest Indiana Bancorp

Date:August 14, 2001	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date:August 14, 2001	/s/ Edward J. Furticella

Edward J. Furticella
Executive Vice President, Chief Financial Officer
and Treasurer