Form 10-Q
period 2001-09-30
NORTHWEST INDIANA BANCORP
filed 2001-11-09
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

There were 2,725,072 shares of the registrant’s Common Stock, without par value, outstanding at October 31, 2001.

NorthWest Indiana Bancorp
Index

		Page
		Number
PART I. Consolidated Financial Statements

Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp

	Consolidated Balance Sheets, September 30, 2001 and December 31, 2000	1

	Consolidated Statements of Income, Three Months and Nine Months Ended September 30, 2001 and 2000	2

	Consolidated Statements of Changes in Stockholders’ Equity, Three Months and Nine Months Ended September 30, 2001 and 2000	3

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2001 and 2000	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-15

PART II. Other Information		16

SIGNATURES		17

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000
(Dollars in thousands)	(unaudited)

ASSETS

Cash and non-interest bearing balances in financial institutions	$13,137	$14,013

Interest bearing balances in financial institutions	7,684	3,320

Federal funds sold	245	86

Total cash and cash equivalents	21,066	17,419

Securities available-for-sale	50,982	20,503

Securities held-to-maturity; fair value: September 30, 2001 - $8,662, December 31, 2000 - $15,651	8,564	15,649

Loans held for sale	153	480

Loans receivable	325,991	326,207

Less: allowance for loan losses	(3,134)	(3,322)

Net loans receivable	322,857	322,885

Federal Home Loan Bank stock	2,076	1,976

Accrued interest receivable	2,538	2,523

Premises and equipment	8,051	7,895

Foreclosed real estate	467	100

Other assets	2,461	2,883

Total assets	$419,215	$392,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Non-interest bearing	$31,433	$28,415

Interest bearing	315,617	295,895

Total	347,050	324,310

Borrowed funds	31,890	30,599

Accrued expenses and other liabilities	4,701	3,875

Total liabilities	383,641	358,784

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—

Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: September 30, 2001 - 2,793,236,	349	347
December 31, 2000 - 2,773,476

shares outstanding: September 30, 2001 - 2,725,072,
December 31, 2000 - 2,705,312

Additional paid in capital	3,215	3,029

Accumulated other comprehensive income	599	1

Retained earnings	32,851	31,592

Treasury stock, common shares at cost: September 30, 2001 - 68,164, December 31, 2000 - 68,164	(1,440)	(1,440)

Total stockholders’ equity	35,574	33,529

Total liabilities and stockholders’ equity	$419,215	$392,313

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,

	2001	2000	2001	2000

Interest income:

Loans receivable

Real estate loans	$5,398	$5,537	$16,474	$15,968

Commercial loans	562	769	1,946	2,232

Consumer loans	198	241	638	704

Total loan interest	6,158	6,547	19,058	18,904

Securities	754	584	1,893	1,803

Other interest earning assets	117	5	524	41

Total interest income	7,029	7,136	21,475	20,748

Interest expense:

Deposits	2,856	3,109	9,176	8,816

Borrowed funds	366	355	1,134	922

Total interest expense	3,222	3,464	10,310	9,738

Net interest income	3,807	3,672	11,165	11,010

Provision for loan losses	90	60	180	144

Net interest income after provision for loan losses	3,717	3,612	10,985	10,866

Noninterest income:

Fees and service charges	435	422	1,278	1,161

Trust operations	99	107	304	302

Gain on securities, net	31	—	97	—

Gain on sale of loans, net	22	17	59	15

Gain on sale of foreclosed real estate	8	—	8	—

Other	3	—	8	—

Total noninterest income	598	546	1,754	1,478

Noninterest expense:

Compensation and benefits	1,315	1,270	3,956	3,797

Occupancy and equipment	394	378	1,189	1,153

Data processing	157	136	462	415

Marketing	36	23	109	144

Federal insurance premium	16	16	46	47

Other	558	472	1,555	1,404

Total noninterest expense	2,476	2,295	7,317	6,960

Income before income tax expenses	1,839	1,863	5,422	5,384

Income tax expenses	669	734	2,039	2,099

Net income	$1,170	$1,129	$3,383	$3,285

Earnings per common share:

Basic	$0.42	$0.42	$1.24	$1.21

Diluted	$0.42	$0.42	$1.23	$1.20

Dividends declared per common share	$0.26	$0.24	$0.78	$0.72

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,

	2001	2000	2001	2000

Balance at beginning of period	$34,535	$32,360	$33,529	$32,471

Comprehensive income:

Net income	1,170	1,129	3,383	3,285

Net unrealized gain on securities available-for-sale, net of reclassification and tax effects	566	126	598	40

Comprehensive income	1,736	1,255	3,981	3,325

Issuance of shares of common stock	12	12	188	60

Cash dividends	(709)	(649)	(2,124)	(1,954)

Purchase of treasury stock	—	—	—	(924)

Balance at end of period	$35,574	$32,978	$35,574	$32,978

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,383	$3,285

Adjustments to reconcile net income to net cash provided by operating activities:

Origination of loans for sale	(3,484)	(320)

Sale of loans originated for sale	3,841	323

Depreciation and amortization, net of accretion	674	657

Amortization of mortgage servicing rights	7	9

Amortization of investment in real estate limited partnerships	37	34

Net gains on securities	(97)	—

Net gains on sale of loans	(59)	(15)

Provision for loan losses	180	144

Net change in:

Interest receivable	(15)	23

Other assets	27	195

Accrued expenses and other liabilities	766	(370)

Total adjustments	1,877	680

Net cash from operating activities	5,260	3,965

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities available-for-sale	10,500	4,005

Proceeds from sales of securities available-for-sale	5,570	—

Purchase of securities available-for-sale	(34,855)	—

Proceeds from maturities of securities held-to-maturity	15,200	500

Proceeds from sales of securities held-to-maturity	337	—

Purchase of securities held-to-maturity	(8,001)	—

Principal collected on mortgage-backed securities	159	149

Purchase of cmo mortgage-backed securities	(11,270)	—

Purchase of investment in real estate limited partnerships	(17)	—

Purchase of Federal Home Loan Bank Stock	(100)	(150)

Loan participations purchased	—	(3,839)

Net change in loans receivable	(521)	(22,316)

Purchase of premises and equipment, net	(770)	(1,436)

Net cash from investing activities	(23,768)	(23,087)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in deposits	22,740	7,632

Proceeds from FHLB advances	2,500	6,250

Repayment of FHLB advances	—	(11,250)

Change in other borrowed funds	(1,209)	17,916

Proceeds from issuance of common stock	188	60

Dividends paid	(2,064)	(1,954)

Treasury stock purchased	—	(924)

Net cash from financing activities	22,155	17,730

Net change in cash and cash equivalents	3,647	(1,392)

Cash and cash equivalents at beginning of period	17,419	14,633

Cash and cash equivalents at end of period	$21,066	$13,241

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$10,328	$9,710

Income taxes	$1,729	$2,181

SUPPLEMENTAL NONCASH INFORMATION:

Transfers from loans to foreclosed real estate	$367	$100

See accompanying notes to consolidated financial statements.

Northwest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation is inactive. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of September 30, 2001 and December 31, 2000, and the statements of income and changes in stockholders’ equity for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The income reported for the nine month period ended September 30, 2001 is not necessarily indicative of the results to be expected for the full year.

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

Note 4 — Reclassifications

     Certain amounts reported in the December 31, 2000 consolidated financial statements and the September 30, 2000 Form 10-Q have been reclassified to conform to the September 30, 2001 presentation.

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

     At September 30, 2001 and December 31, 2000, commitments to make loans totaled $66.4 million and $60.5 million, and standby letters of credit totaled $2.2 million and $2.3 million. At September 30, 2001, $55.8 million (84%) of the commitments were at variable rates.

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

     At September 30, 2001, the Bancorp had total assets of $419.2 million and total deposits of $347.1 million. Stockholders’ equity totaled $35.6 million or 8.5% of total assets, with book value per share at $13.05. Net income for the nine months ended September 30, 2001, was $3.4 million, or $1.24 per common share for basic and $1.23 diluted calculations. The annualized return on average assets (ROA) was 1.11%, while the annualized return on average stockholders’ equity (ROE) was 13.06%, for the nine months ended September 30, 2001.

Financial Condition

     During the nine months ended September 30, 2001, total assets increased by $26.9 million (6.9%), with interest-earning assets increasing by $27.5 million (7.5%). At September 30, 2001, interest-earning assets totaled $395.7 million and represented 94.4% of total assets.

     Loans receivable totaled $326.0 million at September 30, 2001, compared to $326.2 million at December 31, 2000. At September 30, 2001, loans receivable represented 82.4% of interest-earning assets, 77.8% of total assets and 93.9% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $16.8 million (5.2%) in construction and development loans, $178.1 million (54.6%) in residential mortgage loans, $10.1 million (3.1%) in multifamily loans, $80.2 million (24.6%) in commercial real estate loans, $10.4 million (3.2%) in consumer loans, and $30.4 million (9.3%) in commercial business and other loans. Adjustable rate loans comprised 51% of total loans at September 30, 2001. While loans have decreased by $216 thousand (0.1%) during the nine months ended September 30, 2001, growth during the current quarter totaled $2.1 million. The decrease during the nine months was a result of expected pay-offs in the commercial loan portfolio, an increase in refinance activity due to declining interest rates, and the sale of fixed rate mortgage loans from current production. Management believes that despite concerns about the pace of economic activity, loan growth will continue to improve during the remaining months of 2001 because of a lower interest rate environment and an aggressive marketing and call program effort. Management expects to fund loan growth with a mix of deposits and borrowed funds.

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of twenty-five years or longer. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the nine months ended September 30, 2001, the Bancorp sold $3.8 million in fixed rate mortgages compared to $323 thousand during the nine months ended September 30, 2000. Net gains realized from current year sales totaled $59 thousand compared to $15 thousand for the nine months ended September 30, 2000. At September 30, 2001, the Bancorp had $153 thousand classified as loans held for sale.

     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLB). Investments are generally for terms ranging from one day to seven years. At September 30, 2001, the investment portfolio totaled $59.5 million and was invested as follows: 1.7% in U.S. government debt securities, 78.5% in U.S. government agency debt securities, and 19.8% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations. At September 30, 2001, securities available-for-sale totaled $51.0 million or 85.6% of total securities. The available-for-sale portfolio permits the active management of the Bancorp’s liquidity position. During the nine months ended September 30, 2001, securities increased by $23.4 million (64.7%), as deposit growth was used to purchase investments of relatively short duration. In addition, at September 30, 2001, the Bancorp had $7.7 million in interest bearing balances in financial institutions, $245 thousand in federal funds sold, and $2.1 million in FHLB stock.

     At September 30, 2001, non-performing loans, which include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status, totaled $2.7 million, an increase of $911 thousand from December 31, 2000. The ratio of non-performing loans to total loans was 0.83% at September 30, 2001, compared to 0.55% at December 31, 2000. The September 30, 2001 balance includes $2.2 million in loans accounted for on a non-accrual basis and $512 thousand in accruing loans which were contractually past due 90 days or more. At September 30, 2001, $2.5 million of the Bancorp’s loans were internally classified as substandard compared to $2.9 million at December 31, 2000. There were no loans classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit problems causes management to question the ability of such borrowers to comply with loan repayment terms. The balances for non-performing and substandard loans includes three loans totaling $1.6 million to a company, and its guarantors, that specializes in heavy hauling, trucking and excavating. Two of the loans, totaling $1.5 million, have been classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. During July management became concerned with the quality of some of the collateral securing the indebtedness of the company. Because of financial reporting discrepancies by the borrower and their failure to cooperate, the Bancorp has demanded that payment be made in full. The borrower has filed a petition for a Chapter 11 bankruptcy. An agreement is currently under negotiation with the borrower that, among other things, would provide for cooperation between the Bancorp, the borrower, and guarantor as to the valuation, collection and sale of assets securing the impaired loans. The final agreement would be sent to the bankruptcy court for approval. Two loans totaling $630 thousand have sufficient market value to cover the outstanding loan balances. Management has begun an analysis of all relevant facts in order to determine what charge against the ALL, if any, is probable. At September 30, 2001, except as described above, there were no material credits that would cause management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms. Management has allocated reserves to these non-performing loans based on current information available. At September 30, 2001, the balance in the ALL account totaled $3.1 million, which is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

     Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all probable incurred credit losses that arise from the loan portfolio. During the three months ended September 30, 2001, additions to the ALL account totaled $90 thousand compared to $60 thousand for the three months ended September 30, 2000. During the nine months ended September 30, 2001, additions to the ALL account totaled $180 thousand compared to $144 thousand for the nine months ended September 30, 2000. The provision is based on management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. The appropriateness of the current year provision and the overall adequacy of the ALL were determined through a disciplined and consistently applied quarterly process that combines a review of current activity with a risk assessment worksheet. While the quality of the loan portfolio remains sound, provisions during the current year were warranted because of increased average daily loan balances, the inherent risk associated with growth in commercial real estate and commercial business loans, and an increase in the level of charge-offs. During the current quarter net recoveries totaled $224 thousand, compared to net charge-offs of $1 thousand during the three months ended September 30, 2000. Charge-offs, net of recoveries, totaled $368 thousand during the current nine months, compared to $166 thousand during the nine months ended September 30, 2000. Included in the current years charge-offs were impaired loan balances of $233 thousand that had specific ALL reserves at December 31, 2000. At September 30, 2001, the ALL to total loans was .96% compared to 1.02% at December 31, 2000, while the ALL to nonperforming loans (coverage ratio) was 115.2% compared to 183.5% for the same periods. Except as otherwise discussed, management does not anticipate that any of the non-performing loans or substandard loans will materially impact future operations, liquidity or capital resources.

     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At September 30, 2001, deposits totaled $347.1 million. During the nine months ended September 30, 2001, deposit growth totaled $22.7 million (7.0%). Checking accounts increased $3.3 million (4.8%), money market deposit accounts (MMDA’s) increased $2.0 million (4.5%), savings accounts increased $2.6 million (5.8%), and certificates of deposit increased $14.8 million (8.9%). At September 30, 2001, the deposit base was comprised of 20.4% checking accounts, 13.6% MMDA’s, 13.9% savings accounts and 52.1% certificates of deposit. Borrowings are primarily used to fund asset growth not supported by deposit generation. At September 30, 2001, borrowed funds totaled $31.9 million compared to $30.6 million at December 31, 2000, an increase of $1.3 million (4.2%). Repurchase agreements totaled $15.9 million, FHLB borrowings totaled $14.0 million, and other short-term borrowings totaled $2.0 million.

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

     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of September 30, 2001 and December 31, 2000. The tables incorporate the Bancorp’s internal system generated data as related to the maturity, repricing and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

September, 2001	Net Interest Income			Net Economic Value of Equity

Change in rates	Amount	% Chg	Policy Limit %	Amount	% Chg.	Policy Limit %

2%	$15,826	-3.4	-20	$48,827	-12.5	-30

1%	$16,186	-1.2	-10	$52,882	-5.3	-15

0%	$16,380	0.0		$55,828	0.0

-1%	$16,039	-2.1	-10	$54,679	-2.1	-15

-2%	$16,053	-2.0	-20	$54,348	-2.7	-30

December 31, 2000	Net Interest Income			Net Economic Value of Equity

Change in rates	Amount	% Chg	Policy Limit %	Amount	% Chg.	Policy Limit %

2%	$13,455	-6.5	-20	$44,879	-11.9	-30

1%	$13,978	-2.9	-10	$47,937	-5.9	-15

0%	$14,397	0.0		$50,945	0.0

-1%	$14,478	0.6	-10	$51,918	1.9	-15

-2%	$14,369	-0.2	-20	$51,639	1.4	-30

     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At September 30, 2001, an increase in interest rates of 2% would have resulted in a 3.4% decrease in net interest income and a 12.5% decrease in the net economic value of equity compared to decreases of 6.5% and 11.9% at December 31, 2000. During the nine months ended September 30, 2001, the Bancorp has managed interest rate risk by increasing interest bearing balances in financial institutions, selling fixed rate loans and reducing short-term borrowings.

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

     During the nine months ended September 30, 2001, cash and cash equivalents increased $3.6 million compared to a $1.4 million decrease for the nine months ended September 30, 2000. The primary sources of cash were deposit growth, proceeds from maturities and sales of securities and cash provided by operating activities. The primary uses of cash were the purchase of securities, the repayment of borrowings and the payment of common stock dividends. During the current nine months cash provided by operating activities totaled $5.3 million compared to $4.0 million for the nine months ended September 30, 2000. Cash outflows from investing activities totaled $23.8 million compared to cash outflows of $23.1 million for the nine months ended September 30, 2000. The current period reflects expected loan pay-offs of commercial loans and proceeds from securities that matured, sold or called because of declining interest rates. Cash flows from financing activities totaled $22.2 million during the current period compared to $17.7 million for the nine months ended September 30, 2000. The increase reflects deposit growth during the current period. The funds were used for security purchases and repayment of borrowings. The Bancorp paid dividends on common stock of $2.1 million during the current nine months compared to $2.0 million for the nine months ended September 30, 2000.

     At September 30, 2001, outstanding commitments to fund loans totaled $66.4 million. Approximately 84% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2001, stockholders’ equity increased by $2.0 million (6.1%). The increase resulted primarily from earnings of $3.4 million during the period. In addition, $188 thousand represents proceeds from the exercise of 19,760 stock options. The Bancorp declared $2.1 million in cash dividends. The net unrealized gain on available-for-sale securities, net of tax was $598 thousand for the period.

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

     The following table shows that, at September 30, 2001, and December 31, 2000, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

At September 30, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$38.1	13.8%	$22.0	8.0%	$26.0	10.0%

Tier I capital to risk-weighted assets	$34.9	12.7%	$11.0	4.0%	$15.6	6.0%

Tier I capital to adjusted average assets	$34.9	8.5%	$12.3	3.0%	$20.6	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized

At December 31, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$36.8	13.6%	$21.7	8.0%	$27.2	10.0%

Tier I capital to risk-weighted assets	$33.5	12.3%	$10.9	4.0%	$16.3	6.0%

Tier I capital to adjusted average assets	$33.5	8.6%	$11.6	3.0%	$19.4	5.0%

Results of Operations — Comparison of the Quarter Ended September 30, 2001 to the Quarter Ended September 30, 2000

     Net income for the three months ended September 30, 2001 was $1.17 million compared to $1.13 million for the quarter ended September 30, 2000, an increase of $41 thousand (3.6%). The earnings represent a ROA of 1.14% for the quarter ended September 30, 2001 compared to 1.19% for the quarter ended September 30, 2000. The ROE was 13.35% for the current quarter compared to 13.77% for the quarter ended September 30, 2000.

     Net interest income for the three months ended September 30, 2001 was $3.8 million, up $135 thousand (3.7%), compared to $3.7 million for the quarter ended September 30, 2000. The weighted-average yield on interest-earning assets was 7.21% for the three months ended September 30, 2001 compared to 7.96% for the three months ended September 30, 2000. The weighted-average cost of funds for the quarter ended September 30, 2001, was 3.46% compared to 4.06% for the quarter ended September 30, 2000. The impact of the 7.21% return on interest-earning assets and the 3.46% cost of funds resulted in an interest rate spread of 3.75% for the current quarter compared to 3.90% for the quarter ended September 30, 2000. During the current quarter, total interest income decreased by $107 thousand (1.5%) while total interest expense decreased by $242 thousand (7.0%). The net interest margin was 3.70% for the three months ended September 30, 2001 compared to 3.90% for the quarter ended September 30, 2000, as continued reductions in interest rates during the quarter, by the Federal Reserve, has resulted in the Bancorp’s interest-earning assets repricing downward faster than interest-bearing liabilities.

     During the three months ended September 30, 2001, interest income from loans decreased by $389 thousand (5.9%) compared to the three months ended September 30, 2000. The decrease was due to lower yields on loans outstanding. The weighted-average yield on loans outstanding was 7.61% for the current quarter compared to 8.18% for the three months ended September 30, 2000. Loan balances averaged $323.6 million for the current quarter, up $3.5 million (1.1%) from $320.1 million for the three months ended September 30, 2000. During the three months ended September 30, 2001, interest income on investments and other deposits increased by $282 thousand (47.9%) compared to the quarter ended September 30, 2000. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 5.24% for the current quarter compared to 6.17% for the three months ended September 30, 2000. Securities and other deposits averaged $66.6 million for the current quarter, up $27.3 million (69.4%) from $39.3 million for the three months ended September 30, 2000.

     Interest expense for deposits decreased by $253 thousand (8.1%) during the current quarter compared to the three months ended September 30, 2000. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended September 30, 2001 was 3.35% compared to 3.93% for the quarter ended September 30, 2000. Total deposit balances averaged $340.6 million for the current quarter, up $24.0 million (7.6%) from $316.6 million for the quarter ended September 30, 2000. Interest expense on borrowed funds increased by $11 thousand (3.1%) during the current quarter due to increases in average daily balances. The weighted-average cost of borrowed funds was 4.62% for the current quarter compared to 5.68% for the three months ended September 30, 2000. Borrowed funds averaged $31.7 million during the quarter ended September 30, 2001, up $6.7 million (26.7%) from $25.0 million for the quarter ended September 30, 2000.

     Noninterest income for the quarter ended September 30, 2001 was $598 thousand, up $52 thousand (9.5%) from $546 thousand for the three months ended September 30, 2000. During the period fees and service charges increased $13 thousand (3.1%). During the current quarter the Bancorp reported $22 thousand in gains on sale of loans compared to gains of $17 thousand during the three months ended September 30, 2000. In addition, the Bancorp reported $31 thousand in gains on securities, and $8 thousand in gains on the sale of foreclosed real estate during the current quarter, while no gains were reported during the quarter ended September 30, 2000.

     Noninterest expense for the quarter ended September 30, 2001 was $2.5 million, up $181 thousand (7.9%) from $2.3 million for the three months ended September 30, 2000. The increase in compensation and benefits was due to annual salary increases and additional staffing for current operations resulting from the Hobart facility that opened during the fourth quarter of 2000. Other expense changes were due to standard increases in operations and the new Hobart facility. The Bancorp’s efficiency ratio was 56.2% for the quarter ended September 30, 2001 compared to 54.4% for the three months ended September 30, 2000. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended September 30, 2001 totaled $669 thousand compared to $734 thousand for the three months ended September 30, 2000, a decrease of $65 thousand (8.9%). The combined effective federal and state tax rates for the Bancorp was 36.4% for the three months ended September 30, 2001 compared to 39.4% for the three months ended September 30, 2000. The reduction during the current period is a result of investments in low-income housing tax credits.

Results of Operations — Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000

     Net income for the nine months ended September 30, 2001 was $3.38 million compared to $3.29 million for the nine months ended September 30, 2000, an increase of $98 thousand (3.0%). The earnings represent a ROA of 1.11% for the nine months ended September 30, 2001 compared to 1.18% for the nine months ended September 30, 2000. The ROE was 13.06% for the current nine months compared to 13.41% for the nine months ended September 30, 2000.

     Net interest income for the nine months ended September 30, 2001 was $11.2 million, up $155 thousand (1.4%) from $11.0 million for the nine months ended September 30, 2000. The weighted-average yield on interest-earning assets was 7.44% for the nine months ended September 30, 2001 compared to 7.85% for the nine months ended September 30, 2000. The weighted-average cost of funds for the nine months ended September 30, 2001, was 3.74% compared to 3.88% for the nine months ended September 30, 2000. The impact of the 7.44% return on interest-earning assets and the 3.74% cost of funds resulted in an interest rate spread of 3.70% for the current nine months compared to 3.97% for the nine months ended September 30, 2000. During the current nine months, total interest income increased by $727 thousand (3.5%) while total interest expense increased by $572 thousand (5.9%). The net interest margin was 3.67% for the nine months ended September 30, 2001 compared to 3.96% for the nine months ended September 30, 2000, as the recent action of the Federal Reserve to reduce interest rates by 4.00% has resulted in the Bancorp’s interest-earning assets repricing downward faster than interest-bearing liabilities.

     During the nine months ended September 30, 2001, interest income from loans increased by $154 thousand (0.8%) compared to the nine months ended September 30, 2000. The increase was due to higher average daily balances. The weighted-average yield on loans outstanding was 7.84% for the current nine months compared to 8.08% for the nine months ended September 30, 2000. Loan balances averaged $324.0 million for the current nine months, up $11.9 million (3.8%) from $312.1 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, interest income on investments and other deposits increased by $573 thousand (31.1%) compared to the nine months ended September 30, 2000. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 5.31% for the current nine months compared to 6.10% for the nine months ended September 30,

2000. Securities and other deposits averaged $60.6 million for the current nine months, up $20.3 million (50.5%) from $40.3 million for the nine months ended September 30, 2000.

     Interest expense for deposits increased by $360 thousand (4.1%) during the current nine months compared to the nine months ended September 30, 2000. The increase was due to growth in average daily balances. The weighted-average rate paid on deposits for the nine months ended September 30, 2001 was 3.63% compared to 3.77% for the nine months ended September 30, 2000. Total deposit balances averaged $336.7 million for the current nine months, up $24.8 million (7.9%) from $311.9 million for the nine months ended September 30, 2000. Interest expense on borrowed funds increased by $212 thousand (23.0%) during the current nine months due to increases in average daily balances. The weighted-average cost of borrowed funds was 4.91% for the current nine months compared to 5.43% for the nine months ended September 30, 2000. Borrowed funds averaged $30.8 million during the nine months ended September 30, 2001, up $8.2 million (35.9%) from $22.6 million for the nine months ended September 30, 2000.

     Noninterest income for the nine months ended September 30, 2001 was $1.8 million, up $276 thousand (18.7%) from $1.5 million for the nine months ended September 30, 2000. During the period fees and service charges increased $117 thousand (10.1%). During the current nine months the Bancorp reported $59 thousand in gains on sale of loans compared to $15 thousand during the nine months ended September 30, 2000. In addition, the Bancorp reported $97 thousand in gains on securities, and $8 thousand in gains on sale of foreclosed real estate during the current nine months, while no gains were reported during the nine months ended September 30, 2000.

     Noninterest expense for the nine months ended September 30, 2001 was $7.3 million, up $357 thousand (5.1%) from $7.0 million for the nine months ended September 30, 2000. The increase in compensation and benefits was due to annual salary increases and additional staffing for current operations resulting from the Hobart facility that opened during the fourth quarter of 2000. Other expense changes were due to standard increases in operations and the new Hobart facility. The Bancorp’s efficiency ratio was 56.6% for the nine months ended September 30, 2001 compared to 55.7% for the nine months ended September 30, 2000.

     Income tax expenses for the nine months ended September 30, 2001 totaled $2.0 million, down $60 thousand (2.9%) from $2.1 million for the nine months ended September 30, 2000. The combined effective federal and state tax rates for the Bancorp was 37.6% for the nine months ended September 30, 2001 compared to 39.0% for the nine months ended September 30, 2000. The reduction during the current period is a result of investments in low-income housing tax credits.

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

NorthWest Indiana Bancorp

Date:	November 9, 2001	/s/ David A. Bochnowski

David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date:	November 9, 2001	/s/ Edward J. Furticella

Edward J. Furticella Executive Vice President, Chief Financial Officer and Treasurer