Form 10-K405
period 2001-12-31
NORTHWEST INDIANA BANCORP
filed 2002-03-18
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from to

Commission file number 0-26128

NorthWest Indiana Bancorp
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1927981 (I.R.S. Employer Identification No.)

9204 Columbia Avenue Munster, Indiana (Address of principal executive offices)	46321 (Zip Code)

(219) 836-9690
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Based on the average bid and ask prices for the registrant’s Common Stock at February 28, 2002, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $42,794,970.

     There were 2,729,110 shares of the registrant’s Common Stock, without par value, outstanding at February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

     1.     2001 Annual Report to Shareholders. (Parts II and IV)

     2.     Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders. (Part III)

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

     Interest Rate Risk. The Bancorp’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk (IRR) is the risk that the earnings and capital will be adversely affected by changes in interest rates. While the Bancorp attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, IRR management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Bancorp. To moderate unfavorable operating results in periods of rising or high interest rates, the Bancorp restructures its asset-liability mix on an ongoing basis. Increasing the amount of interest-earning assets that are rate sensitive, extending the maturities of customer deposits, increasing the balances of checking/NOW accounts and utilizing cost effective borrowings are all part of management’s commitment toward reducing the Bancorp’s overall vulnerability to interest rate risk. While these steps may reduce the overall vulnerability to interest rate risk, the Bancorp will still be adversely affected by a rising or high interest rate environment, and is beneficially affected by a falling or low interest rate environment because rate sensitive liabilities exceed rate sensitive assets within a one year time period. Further discussion of interest rate risk can be found under the caption “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Bancorp’s 2001 Annual Report to Shareholders.

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

     Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2001, under the 15% of capital and surplus limitation was approximately $5,855,000. At December 31, 2001, the Bank had no loans that exceeded the regulatory limitations.

     At December 31, 2001, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

     Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2001	2000	1999	1998	1997

Type of loan:
Conventional real estate loans:
Construction and development loans	$12,652	$16,028	$14,847	$19,211	$21,440
Loans on existing properties (1)	281,917	265,532	240,862	220,755	221,482
Consumer loans	9,889	10,715	10,449	10,187	5,661
Commercial business, other(2)	38,184	33,932	29,655	23,280	23,630

Loans receivable(3)	$342,642	$326,207	$295,813	$273,433	$272,213

Type of collateral:
Real estate:
1-to-4 family	$203,083	$190,148	$175,963	$172,949	$178,091
Other dwelling units, land and commercial real estate	91,485	91,412	79,746	67,018	64,831
Consumer loans	9,597	10,425	10,177	9,887	5,410
Commercial business, other(2)	36,366	32,545	27,374	21,433	21,712

Loans receivable(4)	$340,531	$324,530	$293,260	$271,287	$270,044

Average loans outstanding during the period (3)	$325,911	$314,891	$286,580	$271,406	$254,219

(1)	Includes construction loans converted to permanent loans and commercial real estate loans.

(2)	Includes government loans and overdrafts to deposit accounts.

(3)	Net of unearned income and deferred loan fees.

(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.

     Loan Originations, Purchases and Sales. Set forth below is a table showing loan origination, purchase and sale activity for each of the last three years. The amounts are stated in thousands (000’s).

	2001	2000	1999

Loans originated:
Conventional real estate loans:
Construction and development loans	$7,821	$13,660	$13,128
Loans on existing property	56,151	41,530	43,335
Loans refinanced	20,000	6,033	7,981

Total conventional real estate loans originated	83,972	61,223	64,444
Commercial business loans	83,384	92,338	84,854
Consumer loans	4,855	5,414	5,829

Total loans originated	$172,211	$158,975	$155,127

Loan participations purchased	$—	$5,354	$300

Whole loans and participations sold	$7,286	$1,361	$3,214

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 2001 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousand’s (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total

Real estate loans	$69,798	$94,891	$129,880	$294,569
Consumer loans	6,550	3,197	142	9,889
Commercial business loans	27,784	7,602	2,798	38,184

Total loans receivable	$104,132	$105,690	$132,820	$342,642

     The table below sets forth the dollar amount of all loans due after one year from December 31, 2001 which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total

Real estate loans	$132,829	$91,942	$224,771
Consumer loans	3,339	—	3,339
Commercial business loans	7,593	2,807	10,400

Total	$143,761	$94,749	$238,510

     Lending Area. The primary lending area of the Bancorp encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana. During the past 15 years, the communities of Munster,

Highland, Crown Point, Dyer, St. John, Merrillville and Schererville have experienced rapid growth and, therefore, have provided the greatest lending opportunities. At December 31, 2001 the housing vacancy rate in the Bancorp’s primary lending area was below 5%.

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

The Current Lending Programs

     Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. The residential loan portfolio also includes loans on two-to-four family dwellings. Conventional loans are made up to a maximum of 100% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 100% of value. During 2001 over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

     The 15-year and 20-year mortgage loan programs have gained wide acceptance in the Bancorp’s primary market area. As a result of the shortened maturity of these loans, the products have been priced below the comparable 30 year loan offering. Mortgage applicants for the 15 and 20 year loans tend to have a larger than normal down payment; this, coupled with the larger principal and interest payment amount, has caused the 15 and 20 year mortgage loan portfolios to consist, to a significant extent, of second time home buyers whose underwriting qualifications tend to be above average.

     The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed”. The “Mini-Fixed ARM” has been very popular with Bancorp customers. The “Mini-Fixed” mortgage reprices annually after a three, five or seven year period. ARM originations totaled $25.1 million for 2001, $29.6 million for 2000, and $24.9 million for 1999. During 2001, ARMs represented 38% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.

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

     Home Equity Line of Credit. The Bancorp offers “Prime Line”, a revolving line of credit secured by the equity in the borrower’s home. The offering, which is tied to the prime rate of interest, requires borrowers to repay 1.5% of their outstanding balance each month. In most cases, Prime Line loans will typically require a second mortgage appraisal and a second mortgage lenders title insurance policy. Loans are generally made up to a maximum of 80% of the appraised value of the property less any outstanding liens.

     Home Improvement Loans and Equity Loans — Fixed Term. Home improvement and equity loans are made up to a maximum of 80% of the appraised value of the improved property, less any outstanding liens. These loans are offered on both a fixed and variable rate basis with a maximum term of 120 months. All home equity loans are made on a direct basis to borrowers.

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

Non-Performing Assets, Asset Classification and Provision for Loan Losses

     Loans are reviewed on a regular basis and are generally placed on a non-accrual status when, in the opinion of management, serious doubt exists as to the collectibility of a loan. Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Consumer non-residential loans are generally charged off when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance, tax and insurance reserve, or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

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

	2001	2000	1999	1998	1997

Loans accounted for on a non-accrual basis:
Real estate:
Residential	$944	$854	$565	$636	$715
Commercial	—	20	—	131	44
Commercial business	1,460	527	—	69	56
Consumer	86	55	—	18	151

Total	$2,490	$1,456	$565	$854	$966

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$412	$303	$235	$429	$220
Commercial	—	41	3	—	—
Commercial business	—	10	—	188	—
Consumer	3	—	—	—	6

Total	$415	$354	$238	$617	$226

Total of non-accrual and 90 days past due	$2,905	$1,810	$803	$1,471	$1,192

Ratio of non-performing loans to total assets	0.66%	0.46%	0.22%	0.43%	0.37%
Ratio of non-performing loans to total loans	0.85%	0.55%	0.27%	0.54%	0.44%
Foreclosed real estate	$111	$100	$—	$32	$259

Ratio of foreclosed real estate to total assets	0.03%	0.03%	0.01%	0.01%	0.08%

     During 2001, gross interest income of $271,138 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $137,152.

     Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in tier 1 leverage ratio calculations, tier 1 risk-based capital requirements, or in capital under accounting principles generally accepted in the United States of America. Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. At December 31, 2001, $2.9 million of the Bancorp’s loans were classified as substandard. The total represents 31 loans. Substandard loans include non-performing loans and potential problem loans, where information about possible credit problems causes management to question the ability of such borrowers to comply with loan repayment terms. No loans were classified as doubtful or loss.

     The balances for non-performing and substandard loans consists largely of three loans totaling $1.53 million to a company, and its guarantors, that specializes in heavy hauling, trucking and excavating. Two of the loans, totaling $1.46 million, have been classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. No other loans were considered to be impaired loans as of, or for the twelve months ended December 31, 2001.

     At December 31, 2001, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or restructured loans. Also, at December 31, 2001, there are no other interest bearing assets that would be required to be disclosed as nonaccrual, past due, restructured or potential problem if such assets were loans. Management does not anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

     The allowance for loan losses (“ALL”) is a valuation allowance for probable incurred credit losses. Because estimating the risk of loss and the amount of loss on any loan is necessarily subjective, the ALL is maintained by management at a level considered adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such estimations, future adjustments to the ALL may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial estimations. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance when management believes the uncollectibility of the loan balance is confirmed. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date, with particular attention given to loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to all non-performing loans based on current information available.

     The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans or commercial real estate loans during the periods presented. The amounts are stated in thousands (000’s).

	2001	2000	1999	1998	1997

Balance at beginning of period	$3,322	$3,309	$3,132	$3,074	$2,887
Loans charged-off:
Real estate — residential	—	—	(16)	(38)	(9)
Commercial business	(612)	(168)	—	(20)	(19)
Consumer	(13)	(2)	(17)	(10)	(6)

Total charge-offs	(625)	(170)	(33)	(68)	(34)
Recoveries:
Commercial business	228	5	10	9	—
Consumer	1	3	—	7	—

Total recoveries	229	8	10	16	—
Net (charge-offs)/recoveries	(396)	(162)	(23)	(52)	(34)

Provision for loan losses	230	175	200	110	221

Balance at end of period	$3,156	$3,322	$3,309	$3,132	$3,074

ALL to loans outstanding	0.92%	1.02%	1.12%	1.14%	1.13%
ALL to nonperforming loans	108.6%	183.5%	412.1%	212.9%	257.8%
Net charge-offs/recoveries to average loans out- standing during the period	0.12%	0.05%	0.01%	0.02%	0.01%

     The provision for loan losses is based on management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. The appropriateness of the current year provision and the overall adequacy of the ALL were determined through a disciplined and consistently applied quarterly process that combines a review of current activity with a risk assessment worksheet. While the quality of the loan portfolio remains sound, provisions during the current year were warranted because of increased average daily loan balances, the inherent risk associated with growth in commercial real estate and commercial business loans, and an increase in the level of charge-offs.

     The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2001		2000		1999		1998		1997

	$	%	$	%	$	%	$	%	$	%

Real estate loans:
Residential	300	54.7	472	58.3	577	59.5	570	63.8	590	65.4
Commercial and other dwelling	350	26.7	1,100	28.0	1,106	27.0	953	24.0	932	23.8
Consumer loans	124	7.4	150	3.3	200	3.5	196	3.7	153	2.1
Commercial business and other	2,382	11.1	1,600	10.4	932	10.0	630	8.5	630	8.7
Unallocated	—	—	—	—	494	—	783	—	769	—

Total	3,156	100.0	3,322	100.0	3,309	100.0	3,132	100.0	3,074	100.0

Investment Activities

     The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading investments. At December 31, 2001, AFS securities totaled $64.0 million or 95.1% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. On October 1, 1998, the Bancorp adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. During 2001, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by SFAS No. 133. It has been the policy of the Bancorp to invest its excess cash in U.S. government securities and federal agency obligations. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2001, the Bancorp’s investment portfolio totaled $67.3 million. In addition, the Bancorp had $2.2 million in FHLB stock.

     The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2001	2000	1999

U.S. government securities:
Available-for-sale	$1,028	$2,520	$4,993
U.S. government agencies:
Available-for-sale	45,604	17,983	19,178
Held-to-maturity	2,500	14,737	15,228
Mortgage-backed securities (1):
Available-for-sale	8,186	—	—
Held-to-maturity	799	912	755
Collateralized Mortgage Obligations(1):
Available-for-sale	9,144	—	—

Totals	$67,261	$36,152	$40,154

(1)	Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency securities.

     The contractual maturities and weighted average yields for the U.S. government securities, agency securities and mortgaged-backed securities at December 31, 2001, are summarized as follows. The carrying values are stated in thousands (000’s).

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government Securities:
AFS	$507	4.78%	$519	4.27%	$—	—%	$—	—%
U.S. government Agencies:
AFS	3,055	5.10	42,549	4.76	—	—	—	—
HTM	500	6.25	2,000	5.69	—	—	—	—
Mortgaged-backed Securities:
AFS	—	—	2,791	4.69	5,394	5.54	—	—
HTM	—	—	—	—	—	—	799	6.62
Collateralized Mortgage Obligations
AFS	—	—	—	—	—	—	9,144	5.41

Totals	$4,062	5.20%	$47,861	4.79%	$5,394	5.54%	$9,943	5.51%

Sources of Funds

     General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as, a line-of-credit and advances from the FHLB for borrowings. At December 31, 2001, the Bancorp had $15.6 million in repurchase agreements. Other borrowings totaled $29.4 million, of which $10.7 represents balances due on the FHLB line-of-credit and $17.0 million represents FHLB advances.

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

	2001		2000		1999

	Amount	Rate %	Amount	Rate %	Amount	Rate %

Demand deposits	$27,353	—	$25,557	—	$23,577	—
NOW accounts	38,493	1.69	30,691	1.15	29,649	1.18
MMDA accounts	46,112	3.10	44,515	3.61	39,511	3.39
Savings accounts	47,283	1.88	46,441	2.09	48,704	2.10
Certificates of deposit	181,702	4.83	167,260	5.45	158,937	4.81

Total deposits	$340,943	3.45	$314,463	3.83	$300,378	3.45

     Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2001 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$31,492
Over 3 months through 6 months	12,371
Over 6 months through 12 months	9,336
Over 12 months	2,782

Total	$55,981

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

     The following table sets forth the balances in borrowed funds at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2001	2000	1999

Repurchase agreements	$15,623	$11,918	$3,051
Variable rate advances from the FHLB	—	—	1,000
Fixed rate advances from the FHLB	5,500	2,500	—
Putable advances from the FHLB	11,500	9,000	13,000
FHLB line-of-credit	10,697	5,010	—
Limited partnership obligation	365	443	500
Other borrowings	1,304	1,728	1,056

Total borrowings	$44,989	$30,599	$18,607

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

	At December 31,

	2001	2000	1999

Balance	$15,623	$11,918	$3,051
Securities underlying the agreements:
Ending book value	18,934	14,224	4,998
Ending market value	18,955	14,220	4,895
Weighted average rate paid (1)	2.86%	6.29%	5.30%

	For year ended December 31,

	2001	2000	1999

Highest month-end balance	$16,602	$13,650	$3,927
Approximate average outstanding balance	15,003	7,622	3,369
Approximate weighted average rate paid on securities sold under agreements to repurchase (2)	4.23%	5.97%	5.01%

(1)	The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2)	The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Trust Powers

     The activities of the Trust Department include the management of self-directed investments, IRA and Keogh plans, investment agency accounts, land trusts, serving as court-appointed executor of estates and as guardian or conservator of estates, and trustee with discretionary investment authority for revocable and irrevocable trusts. At December 31, 2001, the market value of the trust department’s assets totaled $114.3 million.

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

     The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread at December 31, 2001.

Weighted average yield:
Securities	4.98%
Loans receivable	6.98
Loans held for sale	6.67
Federal Home Loan Bank stock	6.75
Total interest-earning assets	6.65
Weighted average cost:
Deposit accounts	2.74
Borrowed funds	3.46
Total interest-bearing liabilities	2.82
Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.83

Financial Ratios and the Analysis of Changes in Net Interest Income

     The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,

	2001	2000	1999

Return on average assets	1.15%	1.17%	1.20%
Return on average equity	13.49	13.30	13.17
Average equity-to-average assets ratio	8.49	8.76	9.08
Dividend payout ratio	60.16	59.61	54.75

	At December 31,

	2001	2000	1999
Total stockholders’ equity to total assets	8.14%	8.55%	8.98%

     The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000’s).

	Year ended December 31, 2001			Year ended December 31, 2000			Year ended December 31, 1999

		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Interest bearing balances in financial institutions	$14,635	$565	3.86%	$2,263	$150	6.63%	$7,950	$477	6.00%
Federal funds sold	308	13	4.22	8	1	6.25	2,504	121	4.83
Securities	48,826	2,687	5.50	39,044	2,374	6.08	39,495	2,358	5.97

Total investments	63,769	3,265	5.12	41,315	2,525	6.11	49,949	2,956	5.92

Loans:*
Real estate mortgage loans	282,631	21,883	7.74	271,602	21,610	7.96	250,734	19,541	7.79
Commercial business loans	32,903	2,463	7.49	32,472	2,995	9.22	25,422	2,248	8.84
Consumer loans	10,377	814	7.84	10,817	947	8.75	10,424	862	8.27

Total loans	325,911	25,160	7.72	314,891	25,552	8.11	286,580	22,651	7.90

Total interest-earning assets	389,680	28,425	7.29	356,206	28,077	7.88	336,529	25,607	7.61

Allowance for loan losses	(3,019)			(3,306)			(3,225)
Cash and due from banks	11,229			10,203			10,342
Premises and equipment	8,095			6,969			6,625
Other assets	5,048			5,079			3,889

Total assets	$411,033			$375,151			$354,160

Liabilities:
Demand deposit	$27,353	—	0.00%	$25,556	—	0.00%	$23,577	—	0.00%
NOW accounts	38,492	651	1.69	30,691	354	1.15	29,649	350	1.18
Money market demand accounts	46,112	1,429	3.10	44,515	1,609	3.61	39,511	1,338	3.39
Savings accounts	47,283	889	1.88	46,441	971	2.09	48,704	1,024	2.10
Certificates of deposit	181,702	8,779	4.83	167,260	9,116	5.45	158,937	7,646	4.81

Total interest-bearing deposits	340,942	11,748	3.45	314,463	12,050	3.83	300,378	10,358	3.45
Borrowed funds	31,243	1,474	4.72	24,084	1,336	5.55	18,049	923	5.11

Total interest-bearing liabilities	372,185	13,222	3.55	338,547	13,386	3.95	318,427	11,281	3.54
Other liabilities	3,931			3,749			3,569

Total liabilities	376,116			342,296			321,996
Stockholders’ equity	34,917			32,855			32,164

Total liabilities and stockholders’ equity	$411,033			$375,151			$354,160

Net interest income		$15,203			$14,691			$14,326

Net interest spread			3.74%			3.93%			4.07%
Net interest margin**			3.70%			3.92%			4.04%

*	Non-accruing loans have been included in the average balances.

**	Net interest income divided by average total assets.

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

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,

	2001	vs.	2000	2000	vs.	1999	1999	vs.	1998

	Increase/(Decrease)			Increase/(Decrease)			Increase/(Decrease)
	Due To			Due To			Due To

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$876	$(1,268)	$(392)	$2,285	$616	$2,901	$1,228	$(1,120)	$108
Securities	554	(241)	313	(27)	43	16	437	(60)	377
Other interest-earning assets	515	(88)	427	(531)	84	(447)	(74)	(39)	(113)

Total interest-earning assets	1,945	(1,597)	348	1,727	743	2,470	1,591	(1,219)	372

Interest Expense:
Deposits	968	(1,270)	(302)	502	1,190	1,692	824	(1,871)	(1,047)
Federal Home Loan Bank Advances and other borrowings	358	(220)	138	329	84	413	69	(51)	18

Total interest-bearing liabilities	1,326	(1,490)	(164)	831	1,274	2,105	893	(1,922)	(1,029)

Net change in net interest income/(expense)	$619	$(107)	$512	$896	$(531)	$365	$698	$703	$1,401

Bank Subsidiary Activities

     The Bank’s wholly owned subsidiary Peoples Service Corporation, which is incorporated under the laws of the State of Indiana, is inactive. At December 31, 2001, the Bank had an investment balance of $10,000 in Peoples Service Corporation.

     The Consolidated Financial Statements of the Bancorp include the assets, liabilities, net worth and results of operations of the Bank and its subsidiary. Significant inter-company transactions have been eliminated in the consolidation.

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

Personnel

     As of December 31, 2001, the Bank had 108 full-time and 29 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

     Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines that are applicable to the Bancorp and the Bank. These guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be “Tier 1 capital,” consisting principally of common stockholders’ equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the allowance for loan losses.

     In addition to the risk-based capital guidelines, the Bancorp and the Bank are subject to a Tier 1 (leverage) capital ratio which requires a minimum level of Tier 1 capital to adjusted average assets of 3% in the case of financial institutions that have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other institutions are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

     FDICIA requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA, which, among other things, define the relevant capital measures for five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

     The following table shows that, at December 31, 2001, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2001, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2001, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$38.8	13.6%	$22.8	8.0%	$28.5	10.0%
Tier 1 capital to risk-weighted assets	$35.6	12.5%	$11.4	4.0%	$17.1	6.0%
Tier 1 capital to adjusted average assets	$35.6	8.3%	$12.8	3.0%	$21.3	5.0%

     Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

     Dividend Limitations. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp’s cash flow, including cash flow to pay dividends on the Bancorp’s Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that may be declared by the Bank in 2002, without prior regulatory approval, approximates $3,089,000 plus current

2002 net profits. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition.

     Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings associations and safeguards the safety and soundness of the banking and savings industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insures commercial bank and state savings bank deposits, and the Savings Association Insurance Fund (“SAIF”), which generally insures savings association deposits. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to prescribed limits.

     The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The Bank’s FDIC deposit insurance assessment rate for 2001 was 0.019% of insured deposits.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. The assessment rate for 2001 was approximately 0.019% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advance from the Federal Home Loan Bank. At December 31, 2001, the Bank was in compliance with this requirement.

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

Federal Taxation

     Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, In August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occurring over a six-year period, the commencement of which began with the Bank’s taxable year ending December 31, 1998, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i)the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The total amount of bad debt to be recaptured is approximately $2,000,000.

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

Accounting for Income Taxes

     At December 31, 2001, the Bancorp’s consolidated total deferred tax assets were $1,783 thousand and the consolidated total deferred tax liabilities were $514 thousand, resulting in a consolidated net deferred tax asset of $1,269 thousand. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.

Item 2. Properties

     The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s eight banking locations. The Bancorp owns all of its office properties.

     The table below sets forth additional information with respect to the Bank’s offices as of December 31, 2001. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	investment

9204 Columbia Avenue Munster, In 46307	1985	$1,349,893	11,640	$2,844,904
141 W. Lincoln Highway Schererville, In 46375	1990	1,232,535	9,444	2,461,831
7120 Indianapolis Blvd Hammond, In 46324	1978	216,640	2,600	709,702
1300 Sheffield Dyer, In 46311	1976	249,055	2,100	677,330
7915 Taft Merrillville, In 46410	1968	127,620	2,750	558,822
8600 Broadway Merrillville, In 46410	1996	1,682,417	4,400	2,517,341
4901 Indianapolis Blvd East Chicago, In 46312	1995	958,101	4,300	1,423,747
1501 Lake Park Ave Hobart, In 46342	2000	2,337,372	6,992	2,504,757

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

     The net book value of the Bank’s investment in property, premises and equipment totaled $8.2 million at December 31, 2001.

Item 3. Legal Proceedings

     The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Bancorp

     Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2002 Annual Meeting of Shareholders:

     The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2001	Position

David A. Bochnowski	56	Chairman and Chief Executive Officer
Joel Gorelick	54	Executive Vice President and Chief Lending Officer
Edward J. Furticella	54	Executive Vice President, Chief Financial Officer and Treasurer
Jon E. DeGuilio	46	Executive Vice President and Secretary

     The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

     David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is the immediate past Chairman of America’s Community Bankers (ACB), a national trade association for community banks. He is a trustee of the Munster Community Hospital, and a Commissioner of the Chicago-Gary Airport Authority. He is a former chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association, a former director of the Federal Home Loan Bank of Indianapolis and a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds a Juris Doctor degree from Georgetown University and a Masters Degree from Howard University.

     Joel Gorelick is Executive Vice President of the Bancorp and Executive Vice President and Chief Lending Officer for the Bank. He is responsible for overseeing new business development and all loan functions of the Bank. Mr. Gorelick has been with the Bank since 1983. He became a director in 2000. Mr. Gorelick is involved in many community service organizations and has recently served as president of the Northwest Indiana Boys & Girls Club, chairman of the board of the Northwest Indiana Regional Development Corporation and President of the Lake Central High School Athletics Booster Club. Mr. Gorelick received recognition as the Small Business Advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program and was named the 2000 board member of the year by the National Association For Development Companies. Mr. Gorelick was named the year 2000 Financial Services Advocate by the Indiana District Office of the U. S. Small Business Administration. Mr. Gorelick has been appointed as a board member for the United States Selected Service System. He holds a Masters of Business Administration Degree from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

     Edward J. Furticella is Executive Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for managing the Bank’s investment portfolio and daily liquidity, as well as, overseeing the activities of accounting, systems processing and branch operations. Mr. Furticella has been with the Bank since 1981. He became a director in 2000. Mr. Furticella holds a Masters of Education, Masters of Business Administration and a Masters of Science in Accountancy from DePaul University. Mr. Furticella is a Certified Public Accountant (CPA) and a Certified Cash Manager (CCM). He is also a part-time finance instructor and member of the School of Management’s Advisory Group at Purdue University Calumet, a member of the Management Advisory Committee at Calumet College of St. Joseph, and a member of the Customer Advisory Group for the Federal Reserve Bank of Chicago.

     Jon E. DeGuilio is Executive Vice President and Secretary for the Bancorp and Executive Vice President, General Counsel, Trust Officer and Corporate Secretary for the Bank. Mr. DeGuilio assumed his current responsibilities with the bank and Bancorp during 2001. He joined the Bank in December of 1999 as Senior Vice President and Trust Officer. He holds a Juris Doctorate degree from the Valparaiso University School of Law and a Bachelor of Arts degree from the University of Notre Dame. Prior to his employment with the Bancorp, Mr. DeGuilio was a partner with the law firm of Barnes and Thornburg and served as the United States Attorney for the Northern District of Indiana from November of 1993 until June of 1999. Mr. DeGuilio is actively involved in community service as the Athletic Director for Our Lady of Grace School and a Court Appointed Special Advocate (CASA) for the Lake County Juvenile Court.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The information contained under the captions “Business” and “Market Information” in the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 6. Selected Financial Data

     The information contained in the table captioned “Selected Consolidated Financial Data” in the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The financial statements contained in the 2001 Annual Report to Shareholders, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no items reportable under this caption.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained under the section captioned “Election of Directors” and under the section captioned “Security Ownership by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under the unnumbered item captioned “Executive Officers of the Bancorp” at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

     The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information under the section captioned “Security Ownership by Certain Beneficial Owners and Management” in the Bancorp’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, and in the footnote captioned “Related Party Transactions” in the 2001 Annual Report to Shareholders, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements:

     The following financial statements of the Bancorp are incorporated herein by reference to the 2001 Annual Report to Shareholders, filed as Exhibit 13 to this report:

(a)	Report of Independent Auditors

(b)	Consolidated Balance Sheets, December 31, 2001 and 2000

(c)	Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

(d)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

(f)	Notes to Consolidated Financial Statements

     All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.

     (3)  Exhibits:

Exhibit
Number	Description

2.	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii	By-Laws (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.iii	Amendment of By-Laws adopted July 27, 1994(incorporated herein by reference to Exhibit 3.iii to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit
Number	Description

3.iv	Amendment of By-Laws adopted January 21, 1999(incorporated herein by reference to Exhibit 3.iv. to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1.	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2.	Employment Agreement, dated March 1, 1988, between Peoples Bank and David A. Bochnowski (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.3.	Amendment, dated January 18, 1993, to the Employment Agreement referred to in Exhibit 10.2 above (incorporated herein by reference to Exhibit 10.3 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.4.	Employee Stock Ownership Plan of Peoples Bank(incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5.	Unqualified Deferred Compensation Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.6	Supplemental Executive Retirement Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1999).

13.	2001 Annual Report to Shareholders.

21.	Subsidiaries of the Bancorp.

     (4)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP

By	/s/ David A. Bochnowski David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date: March 18, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 18, 2002:

Signature	Title

Principal Executive Officer:

/s/ David A. Bochnowski David A. Bochnowski	Chairman of the Board and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/ Edward J. Furticella Edward J. Furticella	Director and Executive Vice President, Chief Financial Officer and Treasurer

The Board of Directors:

/s/ Frank J. Bochnowski Frank J. Bochnowski	Director

/s/ Leroy F. Cataldi Leroy F. Cataldi	Director

/s/ Lourdes M. Dennison Lourdes M. Dennison	Director

Signature	Title

/s/ Joel Gorelick Joel Gorelick	Director

/s/ Gloria C. Gray Gloria C. Gray	Director

/s/Stanley E. Mize Stanley E. Mize	Director

/s/Jerome F. Vrabel Jerome F. Vrabel	Director

/s/James L. Wieser James L. Wieser	Director

EXHIBIT INDEX

Exhibit	Description	Page

13	2001 Annual Report to Shareholders

21	Subsidiaries of the Bancorp