Form 10-Q
period 2002-03-31
NORTHWEST INDIANA BANCORP
filed 2002-04-19
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

There were 2,733,940 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2002.

NorthWest Indiana Bancorp
Index

			Page
			Number
PART I.	Consolidated Financial Statements

	Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp

		Consolidated Balance Sheets, March 31, 2002 and December 31, 2001	1

		Consolidated Statements of Income, Three Months Ended March 31, 2002 and 2001	2

		Consolidated Statements of Changes in Stockholders’ Equity, Three Months Ended March 31, 2002 and 2001	3

		Consolidated Statements of Cash Flows, Three Months Ended March 31, 2002 and 2001	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-14

PART II.	Other Information		15

SIGNATURES			16

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001
(Dollars in thousands)	(unaudited)

ASSETS

Cash and non-interest bearing balances in financial institutions	$13,697	$16,792
Interest bearing balances in financial institutions	1,840	—
Federal funds sold	211	144

Total cash and cash equivalents	15,748	16,936
Securities available-for-sale	56,938	63,961
Securities held-to-maturity; fair value: March 31, 2002 - 2,320,
December 31, 2001 - $3,341	2,297	3,299
Loans held for sale, net of unrealized losses of $13 in 2001	—	807
Loans receivable	361,703	342,642
Less: allowance for loan losses	(3,287)	(3,156)

Net loans receivable	358,416	339,486
Federal Home Loan Bank stock	2,374	2,224
Accrued interest receivable	2,423	2,419
Premises and equipment	8,420	8,154
Foreclosed real estate	296	111
Other assets	3,356	3,313

Total assets	$450,268	$440,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$35,570	$32,760
Interest bearing	335,391	322,455

Total	370,961	355,215
Borrowed funds	38,478	44,989
Accrued expenses and other liabilities	4,598	4,624

Total liabilities	414,037	404,828
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: March 31, 2001 - 2,802,104,	350	349
December 31, 2001 - 2,796,436
shares outstanding: March 31, 2002 - 2,733,940,
December 31, 2001 - 2,728,272
Additional paid in capital	3,320	3,249
Accumulated other comprehensive income/(loss)	(9)	255
Retained earnings	34,010	33,469
Treasury stock, common shares at cost: March 31, 2002 - 68,164,
December 31, 2001 - 68,16	(1,440)	(1,440)

Total stockholders’ equity	36,231	35,882

Total liabilities and stockholders’ equity	$450,268	$440,710

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2002	2001

Interest income:
Loans receivable
Real estate loans	$5,329	$5,585
Commercial loans	545	716
Consumer loans	163	229

Total loan interest	6,037	6,530
Securities	810	529
Other interest earning assets	5	98

Total interest income	6,852	7,157

Interest expense:
Deposits	2,281	3,148
Borrowed funds	377	391

Total interest expense	2,658	3,539

Net interest income	4,194	3,618
Provision for loan losses	130	45

Net interest income after provision for loan losses	4,064	3,573

Noninterest income:
Fees and service charges	395	410
Trust operations	103	90
Gain on securities, net	89	30
Gain on sale of loans, net	36	13
Gain on sale of foreclosed real estate	9	—
Other	4	3

Total noninterest income	636	546

Noninterest expense:
Compensation and benefits	1,452	1,313
Occupancy and equipment	418	388
Data processing	133	148
Marketing	43	34
Federal insurance premium	15	15
Other	541	508

Total noninterest expense	2,602	2,406

Income before income tax expenses	2,098	1,713
Income tax expenses	792	655

Net income	$1,306	$1,058

Earnings per common share:
Basic	$0.48	$0.39
Diluted	$0.48	$0.39
Dividends declared per common share	$0.28	$0.26

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2002	2001

Balance at beginning of period	$35,882	$33,529
Comprehensive income:
Net income	1,306	1,058
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	(264)	121

Comprehensive income	1,042	1,179
Issuance of shares of common stock	72	155
Cash dividends	(765)	(707)

Balance at end of period	$36,231	$34,156

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,306	$1,058

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(1,853)	(897)
Sale of loans originated for sale	2,673	613
Depreciation and amortization, net of accretion	302	212
Amortization of mortgage servicing rights	12	3
Mortgage servicing rights valuation allowance	1	—
Amortization of investment in real estate limited partnerships	12	12
Equity in loss of investment in limited partnership, net of interest received	(4)	(13)
Net gains on securities	(89)	(30)
Net gains on sale of loans	(36)	(13)
Provision for loan losses	130	45
Net change in:
Interest receivable	(4)	235
Other assets	141	236
Accrued expenses and other liabilities	(83)	(191)

Total adjustments	1,202	212

Net cash from operating activities	2,508	1,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	500	2,500
Proceeds from sales of securities available-for-sale	6,021	1,016
Purchase of securities available-for-sale	(500)	(8,074)
Proceeds from maturities of securities held-to-maturity	1,000	10,250
Purchase of securities held-to-maturity	—	(1,491)
Principal collected on mortgage-backed securities	567	37
Purchase of investment in real estate limited partnerships	—	(2)
Purchase of Federal Home Loan Bank Stock	(150)	(100)
Loan participations purchased	(5,211)	—
Net change in loans receivable	(14,040)	2,175
Purchase of premises and equipment, net	(482)	(341)

Net cash from investing activities	(12,295)	5,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	15,746	11,035
Proceeds from FHLB advances	3,000	2,500
Change in other borrowed funds	(9,511)	(3,707)
Proceeds from issuance of common stock	72	155
Dividends paid	(708)	(649)

Net cash from financing activities	8,599	9,334

Net change in cash and cash equivalents	(1,188)	16,574
Cash and cash equivalents at beginning of period	16,936	17,419

Cash and cash equivalents at end of period	$15,748	$33,993

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,650	$3,532
Income taxes	$335	$119
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$185	$32

See accompanying notes to consolidated financial statements.

Northwest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation is inactive. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of March 31, 2002 and December 31, 2001, and the statements of income and changes in stockholders’ equity for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The income reported for the three month period ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year.

Note 2 — Use of Estimates

     Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilites at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

Note 3 — Concentrations of Credit Risk

     The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

Note 4 — Reclassifications

     Certain amounts reported in the December 31, 2001 consolidated financial statements and the March 31, 2001 Form 10-Q have been reclassified to conform to the March 31, 2002 presentation.

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

     At March 31, 2002 and December 31, 2001, commitments to make loans totaled $50.4 million and $63.0 million, and standby letters of credit totaled $1.2 million and $716 thousand. At March 31, 2002, $41.8 million (83%) of the commitments were at variable rates.

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

     At March 31, 2002, the Bancorp had total assets of $450.3 million and total deposits of $371.0 million. Stockholders’ equity totaled $36.2 million or 8.0% of total assets, with book value per share at $13.25. Net income for the three months ended March 31, 2002, was $1.3 million, or $0.48 per common share for basic and diluted calculations. The annualized return on average assets (ROA) was 1.18%, while the annualized return on average stockholders’ equity (ROE) was 14.39%, for the three months ended March 31, 2002.

Financial Condition

     During the three months ended March 31, 2002, total assets increased by $9.6 million (2.2%), with interest-earning assets increasing by $12.3 million (3.0%). At March 31, 2002, interest-earning assets totaled $425.4 million and represented 94.5% of total assets.

     Loans receivable totaled $361.7 million at March 31, 2002, compared to $342.6 million at December 31, 2001. At March 31, 2002, loans receivable represented 85.0% of interest-earning assets, 80.3% of total assets and 97.5% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $14.2 million (3.9%) in construction and development loans, $202.8 million (56.1%) in residential mortgage loans, $11.2 million (3.1%) in multifamily loans, $81.4 million (22.5%) in commercial real estate loans, $10.1 million (2.8%) in consumer loans, and $42.0 million (11.6%) in commercial business and other loans. Adjustable rate loans comprised 43% of total loans at March 31, 2002. During the three months ended March 31, 2002, loans increased by $19.1 million (5.6%), including $5.2 million in loan participations purchased. Growth was reported in all major areas of lending. The most significant growth was in residential real estate, commercial business, construction and development, and commercial real estate. Management believes that despite concerns about the pace of economic activity, loan growth will continue to improve during the remaining months of 2002 because of the low interest rate environment and an aggressive marketing and call program effort. Management expects to fund loan growth with a mix of deposits and borrowed funds.

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of twenty-five years or longer. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the three months ended March 31, 2002, the Bancorp sold $2.7 million in fixed rate mortgages compared to $613 thousand during the three months ended March 31, 2001. Net gains realized from current year sales totaled $49 thousand compared to $15 thousand for the three months ended March 31, 2001. At March 31, 2002, the Bancorp had no loans classified as held for sale.

     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Interest-bearing balances in financial institutions include overnight deposits at the Federal Home Loan Bank of Indianapolis (FHLB). Investments are generally for terms ranging from one day to seven years. At March 31, 2002, the investment portfolio totaled $59.2 million and was invested as follows: 1.7% in U.S. government debt securities, 68.7% in U.S. government agency debt securities, and 29.6% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations. At March 31, 2002, securities available-for-sale (AFS) totaled $56.9 million or 96.1% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at March 31, 2002, the Bancorp had $1.8 million in interest bearing balances in financial institutions, $211 thousand in federal funds sold, and $2.4 million in FHLB stock. During the three months ended March 31, 2002, securities decreased by $7.0 million (11.0%), as proceeds from maturing securities and the sale of securities with expected calls were used to pay off short-term borrowings and provide funding for loan growth.

     At March 31, 2002, non-performing loans, which include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status, totaled $3.3 million, an increase of $345 thousand from December 31, 2001. The ratio of non-performing loans to total assets was 0.72% at March 31, 2002, compared to 0.66% at December 31, 2001. The March 31, 2002 balance includes $2.4 million in loans accounted for on a non-accrual basis and $838 thousand in accruing loans which were contractually past due 90 days or more. At March 31, 2002, $2.4 million of the Bancorp’s loans were internally classified as substandard compared to $2.9 million at December 31, 2001. There were no loans classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit problems causes management to question the ability of such borrowers to comply with loan repayment terms.

     The balances for non-performing and substandard loans includes of two loans totaling $1.4 million to a company, and its guarantors, that specializes in heavy hauling, trucking and excavating. The two loans have been classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. No other loan were considered to be impaired loans as of, or for the three months ended March 31, 2002.

     At March 31, 2002, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at March 31, 2002, there are no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problem if such assets were loans. Management does not anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

     Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the three months ended March 31, 2002, additions to the ALL account totaled $130 thousand compared to $45 thousand for the three months ended March 31, 2001. The provision is based on management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. While the quality of the portfolio remains sound, provisions during the three months ended March 31, 2002 were warranted because of increased average daily loan balances, apparent weaknesses in the local economy, and the inherent risk associated with growth in commercial real estate and commercial business loans. During the current quarter net recoveries totaled $1 thousand, compared to charge-offs, net of recoveries, of $288 thousand for the three months ended March 31, 2001. The appropriateness of the current year provision and the overall adequacy of the ALL were determined through a disciplined and consistently applied quarterly process that combines a review of current activity with a risk assessment worksheet.

     At March 31, 2002, the ALL to total loans was 0.91% compared to 0.92% at December 31, 2001, while the ALL to nonperforming loans (coverage ratio) was 101.1% compared to 108.6% for the same periods. The March 31, 2002 balance in the ALL account of $3.3 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

     The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to all non-performing loans based on current information available. During the three months ended March 31, 2002, additions to the ALL were allocated to commercial business loans due to the increase in non-performing balances resulting from two impaired loans and growth in this product area.

     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At March 31, 2002, deposits totaled $371.0 million. During the three months ended March 31, 2002, deposit growth totaled $15.7 million (4.4%). Checking accounts increased $2.9 million (3.9%), money market deposit accounts (MMDA’s) increased $1.3 million (2.9%), savings accounts increased $5.7 million (3.2%), and certificates of deposit increased $5.8 million (3.2%). At March 31, 2002, the deposit base was comprised of 21.1% checking accounts, 12.7% MMDA’s, 15.1% savings accounts and 51.1% certificates of deposit. The growth in deposits was a result of competitive product offerings, an aggressive marketing program, and volatility in the financial markets.

     Borrowings are primarily used to fund asset growth not supported by deposit generation. At March 31, 2002, borrowed funds totaled $38.5 million compared to $45.0 million at December 31, 2001, a decrease of $6.5 million (14.5%). Repurchase agreements totaled $16.9 million at March 31, 2002, compared to $15.6 million at December 31, 2001, an increase of $1.3 million (8.1%). FHLB advances totaled $20 million at March 31, 2002, compared to $17 million at December 31, 2001, an increase of $3 million, as the Bancorp extended the maturity structure of interest-bearing liabilities at cost effective interest rates. Other short-term borrowings totaled $1.6 million at March 31, 2002, compared to $12.4 million at December 31, 2001, a decrease of $10.8 million as the Bancorp paid off short-term funding.

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

     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of March 31, 2002 and December 31, 2001. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

March 31, 2002	Net Interest Income			Net Economic Value of Equity
Change in	Amount	% Chg.	Policy	Amount	% Chg.	Policy
rates			Limit %			Limit %
2%	$17,217	-7.6	-20	$46,906	-20.3	-30
1%	$17,951	-3.7	-10	$53,058	-9.9	-15
0%	$18,634	0.0		$58,879	0.0
-1%	$18,903	1.4	-10	$60,926	3.5	-15
-2%	$19,035	2.2	-20	$61,452	4.4	-30

December 31, 2001	Net Interest Income			Net Economic Value of Equity
Change in	Amount	% Chg.	Policy	Amount	% Chg.	Policy
rates			Limit %			Limit %
2%	$16,147	-7.8	-20	$44,377	-19.5	-30
1%	$16,850	-3.7	-10	$49,815	-9.6	-15
0%	$17,505	0.0		$55,116	0.0
-1%	$17,763	1.5	-10	$56,896	3.2	-15
-2%	$18,046	3.1	-20	$57,513	4.4	-30

     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At March 31, 2002, an increase in interest rates of 2% would have resulted in a 7.6% decrease in net interest income and a 20.3% decrease in the net economic value of equity compared to decreases of 7.8% and 19.5% at December 31, 2001. During the three months ended March 31, 2002, the Bancorp has managed interest rate risk by increasing interest bearing balances in financial institutions, selling fixed rate loans and reducing short-term borrowings.

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

     During the three months ended March 31, 2002, cash and cash equivalents decreased $1.2 million compared to a $16.6 million increase for the three months ended March 31, 2001. The primary sources of cash were deposit growth, proceeds from maturities and sales of securities and cash provided by operating activities. The primary uses of cash were loan originations, loan participations purchased, the repayment of short-term borrowings and the payment of common stock dividends. During the current three months cash provided by operating activities totaled $2.5 million compared to $1.3 million for the three months ended March 31, 2001. The primary source of the increase during the current three months was the increase in net income and the sale of fixed rate loans. Cash outflows from investing activities totaled $12.3 million compared to cash inflows of $6.0 million for the three months ended March 31, 2001. The current period reflects loan growth. Cash flows from financing activities totaled $8.6 million during the current period compared to $9.3 million for the three months ended March 31, 2001. While deposit growth has been strong, the decrease reflects the repayment of short-term borrowings. The Bancorp paid dividends on common stock of $708 thousand during the current three months compared to $649 thousand for the three months ended March 31, 2001.

     At March 31, 2002, outstanding commitments to fund loans totaled $50.4 million. Approximately 83% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2002, stockholders’ equity increased by $349 thousand (1.0%). The increase resulted primarily from earnings of $1.3 million during the period. In addition, $72 thousand represents proceeds from the exercise of 5,668 stock options. The Bancorp declared $765 thousand in cash dividends. The net unrealized loss on available-for-sale securities, net of tax was $264 thousand for the period.

     The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the FRB), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially identical. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the FRB and FDIC regulations provide for a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other financial institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least one to two percent.

     The following table shows that, at March 31, 2002, and December 31, 2001, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

At March 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$39.5	13.3%	$23.7	8.0%	$29.7	10.0%
Tier 1 capital to risk-weighted assets	$36.2	12.2%	$11.9	4.0%	$17.8	6.0%
Tier 1 capital to adjusted average assets	$36.2	8.2%	$13.3	3.0%	$22.1	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized

At December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$38.8	13.6%	$22.8	8.0%	$28.5	10.0%
Tier 1 capital to risk-weighted assets	$35.6	12.5%	$11.4	4.0%	$17.1	6.0%
Tier 1 capital to adjusted average assets	$35.6	8.3%	$12.8	3.0%	$21.3	5.0%

Results of Operations — Comparison of the Quarter Ended March 31, 2002 to
the Quarter Ended March 31, 2001

     Net income for the three months ended March 31, 2002 was $1.3 million compared to $1.1 million for the quarter ended March 31, 2001, an increase of $248 thousand (23.4%). The earnings represent a ROA of 1.18% for the quarter ended March 31, 2002 compared to 1.09% for the quarter ended March 31, 2001. The ROE was 14.39% for the current quarter compared to 12.47% for the quarter ended March 31, 2001.

     Net interest income for the three months ended March 31, 2002 was $4.2 million, up $576 thousand (15.9%), compared to $3.6 million for the quarter ended March 31, 2001. The weighted-average yield on interest-earning assets was 6.52% for the three months ended March 31, 2002 compared to 7.77% for the three months ended March 31, 2001. The weighted-average cost of funds for the quarter ended March 31, 2002, was 2.65% compared to 4.03% for the quarter ended March 31, 2001. The impact of the 6.52% return on interest-earning assets and the 2.65% cost of funds resulted in an interest rate spread of 3.87% for the current quarter compared to 3.74% for the quarter ended March 31, 2001. During the current quarter, total interest income decreased by $305 thousand (4.3%) while total interest expense decreased by $881thousand (24.9%). The net interest margin was 3.79% for the three months ended March 31, 2002 compared to 3.73% for the quarter ended March 31, 2001.

     During the three months ended March 31, 2002, interest income from loans decreased by $493 thousand (7.5%) compared to the three months ended March 31, 2001. The decrease was due to lower yields on loans outstanding. The weighted-average yield on loans outstanding was 6.85% for the current quarter compared to 8.04% for the three months ended March 31, 2001. Loan balances averaged $352.7 million for the current quarter, up $27.6 million (8.5%) from $325.1 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, interest income on investments and other deposits increased by $188 thousand (30.0%) compared to the quarter ended March 31, 2001. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 4.84% for the current quarter compared to 5.79% for the three months ended March 31, 2001. Securities and other deposits averaged $67.4 million for the current quarter, up $24.1 million (55.7%) from $43.3 million for the three months ended March 31, 2001.

     Interest expense for deposits decreased by $867 thousand (27.5%) during the current quarter compared to the three months ended March 31, 2001. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended March 31, 2002 was 2.55% compared to 3.92% for the quarter ended March 31, 2001. Total deposit balances averaged $358.0 million for the current quarter, up $36.8 million (11.5%) from $321.2 million for the quarter ended March 31, 2001. Interest expense on borrowed funds decreased by $14 thousand (3.6%) during the current quarter due to a reduction in the weighted-average rate paid on borrowed funds for the three months ended March 31, 2002. The weighted-average cost of borrowed funds was 3.44% for the current quarter compared to 5.27% for the three months ended March 31, 2001. Borrowed funds averaged $43.9 million during the quarter ended March 31, 2002, up $14.2 million (47.8%) from $29.7 million for the quarter ended March 31, 2001.

     Noninterest income for the quarter ended March 31, 2002 was $636 thousand, up $90 thousand (16.5%) from $546 thousand for the three months ended March 31, 2001. During the period income from Trust operations totaled $103 thousand, an increase $13 thousand (14.4%) from $90 thousand for the quarter ended March 31, 2001. During the current quarter the Bancorp reported $36 thousand in gains on sale of loans compared to gains of $13 thousand during the three months ended March 31, 2001. In addition, the Bancorp reported $89 thousand in gains on securities compared to $30 thousand during the three months ended March 31, 2001, and $9 thousand in gains on the sale of foreclosed real estate, while no gains were reported during the quarter ended March 31, 2001.

     Noninterest expense for the quarter ended March 31, 2002 was $2.6 million, up $196 thousand (8.1%) from $2.4 million for the three months ended March 31, 2001. The increase in compensation and benefits was due to annual salary increases and additional staffing for current operations. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 53.9% for the quarter ended March 31, 2002 compared to 57.8% for the three months ended March 31, 2001. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended March 31, 2002 totaled $792 thousand compared to $655 thousand for the three months ended March 31, 2001, an increase of $137 thousand (20.9%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp was 37.8% for the three months ended March 31, 2002 compared to 38.2% for the three months ended March 31, 2001. The reduction during the current period is a result of investments in low-income housing tax credits.

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

NorthWest Indiana Bancorp

Date: April 19, 2002	/s/ David A. Bochnowski

David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date: April 19, 2002	/s/ Edward J. Furticella

Edward J. Furticella Executive Vice President, Chief Financial Officer and Treasurer