Form 10-Q
period 2002-06-30
NORTHWEST INDIANA BANCORP
filed 2002-07-31
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

There were 2,737,830 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2002.

NorthWest Indiana Bancorp
Index

		Page
		Number
PART I. Consolidated Financial Statements

Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp

	Consolidated Balance Sheets, June 30, 2002 and December 31, 2001	1

	Consolidated Statements of Income, Three Months and Six Months Ended June 30, 2002 and 2001	2

	Consolidated Statements of Changes in Stockholders’ Equity, Three Months and Six Months Ended June 30, 2002 and 2001	3

	Consolidated Statements of Cash Flows, Six Months Ended June 30, 2002 and 2001	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-15

PART II. Other Information		16

SIGNATURES		17

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	June 30,
	2002	December 31,
(Dollars in thousands)	(unaudited)	2001

ASSETS

Cash and non-interest bearing balances in financial institutions	$21,496	$16,792

Federal funds sold	—	144

Total cash and cash equivalents	21,496	16,936

Securities available-for-sale	58,452	63,961

Securities held-to-maturity; fair value: June 30, 2002 - $2,321,

December 31, 2001 - $3,341	2,295	3,299

Loans held for sale, net of unrealized losses: June 30, 2002 - $0,

December 31, 2001 - $13	153	807

Loans receivable	364,574	342,642

Less: allowance for loan losses	(3,132)	(3,156)

Net loans receivable	361,442	339,486

Federal Home Loan Bank stock	2,574	2,224

Accrued interest receivable	2,452	2,419

Premises and equipment	8,328	8,154

Foreclosed real estate	390	111

Other assets	3,533	3,313

Total assets	$461,115	$440,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Non-interest bearing	$38,197	$32,760

Interest bearing	339,751	322,455

Total	377,948	355,215

Borrowed funds	40,721	44,989

Accrued expenses and other liabilities	4,918	4,624

Total liabilities	423,587	404,828

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—

Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: June 30, 2002 - 2,805,994,

December 31, 2001 - 2,796,436	351	349

shares outstanding: June 30, 2002 - 2,737,830,

December 31, 2001 - 2,728,272

Additional paid in capital	3,375	3,249

Accumulated other comprehensive income	632	255

Retained earnings	34,610	33,469

Treasury stock, common shares at cost: June 30, 2002 - 68,164,

December 31, 2001 - 68,164	(1,440)	(1,440)

Total stockholders’ equity	37,528	35,882

Total liabilities and stockholders’ equity	$461,115	$440,710

     See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2002	2001	2002	2001

Interest income:

Loans receivable

Real estate loans	$5,467	$5,491	$10,796	$11,076

Commercial loans	566	668	1,111	1,384

Consumer loans	138	212	301	440

Total loan interest	6,171	6,371	12,208	12,900

Securities	758	610	1,568	1,139

Other interest earning assets	64	309	69	407

Total interest income	6,993	7,290	13,845	14,446

Interest expense:

Deposits	2,186	3,172	4,467	6,320

Borrowed funds	387	377	764	768

Total interest expense	2,573	3,549	5,231	7,088

Net interest income	4,420	3,741	8,614	7,358

Provision for loan losses	150	45	280	90

Net interest income after provision for loan losses	4,270	3,696	8,334	7,268

Noninterest income:

Fees and service charges	442	432	837	843

Trust operations	173	115	276	205

Gain on securities, net	—	36	89	66

Gain on sale of loans, net	17	22	53	37

Gain on sale of foreclosed real estate	15	—	24	—

Other	10	2	14	5

Total noninterest income	657	607	1,293	1,156

Noninterest expense:

Compensation and benefits	1,484	1,328	2,936	2,641

Occupancy and equipment	443	407	861	795

Data processing	158	157	291	305

Marketing	45	39	88	73

Federal insurance premium	16	15	31	30

Other	582	487	1,123	997

Total noninterest expense	2,728	2,433	5,330	4,841

Income before income tax expenses	2,199	1,870	4,297	3,583

Income tax expenses	832	715	1,624	1,370

Net income	$1,367	$1,155	$2,673	$2,213

Earnings per common share:

Basic	$0.50	$0.43	$0.98	$0.82

Diluted	$0.49	$0.42	$0.97	$0.81

Dividends declared per common share	$0.28	$0.26	$0.56	$0.52

     See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2002	2001	2002	2001

Balance at beginning of period	$36,231	$34,156	$35,882	$33,529

Comprehensive income:

Net income	1,367	1,155	2,673	2,213

Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	641	(89)	377	32

Comprehensive income	2,008	1,066	3,050	2,245

Issuance of shares of common stock	56	21	128	177

Cash dividends	(767)	(708)	(1,532)	(1,416)

Balance at end of period	$37,528	$34,535	$37,528	$34,535

     See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,673	$2,213

Adjustments to reconcile net income to net cash provided by operating activities:

Origination of loans for sale	(2,432)	(2,917)

Sale of loans originated for sale	3,107	3,336

Depreciation and amortization, net of accretion	598	444

Amortization of mortgage servicing rights	20	5

Amortization of investment in real estate limited partnerships	25	25

Equity in loss of investment in limited partnership, net of interest received	(7)	—

Net gains on securities	(89)	(66)

Net gains on sale of loans	(53)	(37)

Net gains on sale of foreclosed real estate	(24)	—

Provision for loan losses	280	90

Net change in:

Interest receivable	(33)	97

Other assets	(472)	61

Accrued expenses and other liabilities	237	(291)

Total adjustments	1,157	747

Net cash from operating activities	3,830	2,960

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities available-for-sale	2,000	7,000

Proceeds from sales of securities available-for-sale	6,021	2,543

Purchase of securities available-for-sale	(1,537)	(25,999)

Proceeds from maturities of securities held-to-maturity	1,000	13,250

Purchase of securities held-to-maturity	—	(6,001)

Principal collected on mortgage-backed securities	1,101	74

Purchase of CMO and mortgage-backed securities	(1,520)	(230)

Purchase of investment in real estate limited partnerships	—	(15)

Purchase of Federal Home Loan Bank stock	(350)	(100)

Loan participations purchased	(9,711)	—

Net change in loans receivable	(12,786)	1,588

Purchase of premises and equipment, net	(606)	(640)

Net cash from investing activities	(16,388)	(8,530)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in deposits	22,733	21,094

Proceeds from FHLB advances	7,000	2,500

Repayment of FHLB advances	(3,000)	—

Change in other borrowed funds	(8,268)	(1,663)

Proceeds from issuance of common stock	128	177

Dividends paid	(1,475)	(1,357)

Net cash from financing activities	17,118	20,751

Net change in cash and cash equivalents	4,560	15,181

Cash and cash equivalents at beginning of period	16,936	17,419

Cash and cash equivalents at end of period	$21,496	$32,600

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$5,260	$7,137

Income taxes	$1,685	$1,014

SUPPLEMENTAL NONCASH INFORMATION:

Transfers from loans to foreclosed real estate	$359	$180

     See accompanying notes to consolidated financial statements.

Northwest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of June 30, 2002 and December 31, 2001, and the statements of income and changes in stockholders’ equity for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The income reported for the six month period ended June 30, 2002 is not necessarily indicative of the results to be expected for the full year.

Note 2 - Use of Estimates

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

Note 3 - Concentrations of Credit Risk

     The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

Note 4 - Reclassifications

     Certain amounts reported in the December 31, 2001 consolidated financial statements and the June 30, 2001 Form 10-Q have been reclassified to conform to the June 30, 2002 presentation.

Note 5 - Commitments and Contingencies

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

     At June 30, 2002 and December 31, 2001, commitments to make loans totaled $50.5 million and $63.0 million, and standby letters of credit totaled $1.9 million and $716 thousand. At June 30, 2002, $41.5 million (82%) of the commitments were at variable rates.

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

     At June 30, 2002, the Bancorp had total assets of $461.1 million and total deposits of $377.9 million. Stockholders’ equity totaled $37.5 million or 8.1% of total assets, with book value per share at $13.71. Net income for the six months ended June 30, 2002, was $2.7 million, or $0.98 per common share for basic and $0.97 for diluted calculations. The annualized return on average assets (ROA) was 1.18%, while the annualized return on average stockholders’ equity (ROE) was 14.54%, for the six months ended June 30, 2002.

Financial Condition

     During the six months ended June 30, 2002, total assets increased by $20.4 million (4.6%), with interest-earning assets increasing by $15.0 million (3.6%). At June 30, 2002, interest-earning assets totaled $428.0 million and represented 92.8% of total assets.

     Loans receivable totaled $364.6 million at June 30, 2002, compared to $342.6 million at December 31, 2001. At June 30, 2002, loans receivable represented 85.2% of interest-earning assets, 79.1% of total assets and 96.5% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $15.2 million (4.2%) in construction and development loans, $208.3 million (57.1%) in residential mortgage loans, $10.9 million (3.0%) in multifamily loans, $85.8 million (23.5%) in commercial real estate loans, $6.4 million (1.8%) in consumer loans, and $38.0 million (10.4%) in commercial business and other loans. Adjustable rate loans comprised 42% of total loans at June 30, 2002. During the six months ended June 30, 2002, loans increased by $21.9 million (6.4%), including $9.7 million in commercial real estate and commercial business loan participations purchased. The most significant growth was in residential real estate, construction and development, and commercial real estate. Management believes that despite concerns about the pace of economic activity, loan growth will continue to improve during the remaining months of 2002 because of the low interest rate environment and an aggressive marketing and call program effort. Management expects to fund loan growth with a mix of deposits and borrowed funds.

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of twenty-five years or longer. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the six months ended June 30, 2002, the Bancorp sold $3.1 million in fixed rate mortgages compared to $3.3 million during the six months ended June 30, 2001. Net gains realized from current year sales totaled $53 thousand compared to $37 thousand for the six months ended June 30, 2001. At June 30, 2002, the Bancorp had $153 thousand classified as loans held for sale.

     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Investments are generally for terms ranging from one day to seven years. At June 30, 2002, the investment portfolio totaled $60.7 million and was invested as follows: 0.9% in U.S. government debt securities, 68.3% in U.S. government agency debt securities, and 30.8% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations. At June 30, 2002, securities available-for-sale (AFS) totaled $58.5 million or 96.2% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at June 30, 2002, the Bancorp had $2.6 million in FHLB stock. During the six months ended June 30, 2002, securities decreased by $6.5 million (9.7%), as proceeds from maturing securities and the sale of securities with expected calls were used to pay off short-term borrowings and provide funding for loan growth.

     At June 30, 2002, non-performing loans, which include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status, totaled $2.5 million, a decrease of $425 thousand from December 31, 2001. The ratio of non-performing loans to total assets was 0.54% at June 30, 2002, compared to 0.66% at December 31, 2001. The ratio of non-performing loans to total loans was 0.68% at June 30, 2002, compared to 0.85% at December 31, 2001. The June 30, 2002 balance includes $2.2 million in loans accounted for on a non-accrual basis and $251 thousand in accruing loans which were contractually past due 90 days or more. At June 30, 2002, $2.4 million of the Bancorp’s loans were internally classified as substandard compared to $2.9 million at December 31, 2001. There were no loans classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit problems causes management to question the ability of such borrowers to comply with loan repayment terms.

     The balances for non-performing and substandard loans includes two loans totaling $1.1 million to a company, and its guarantors, that specializes in heavy hauling, trucking and excavating. The two loans have been classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. No other loans were considered to be impaired loans as of, or for the six months ended June 30, 2002.

     At June 30, 2002, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at June 30, 2002, there are no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problem if such assets were loans. Management does not anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

     Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the six months ended June 30, 2002, additions to the ALL account totaled $280 thousand compared to $90 thousand for the six months ended June 30, 2001. The provision is based on management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. While the quality of the portfolio remains sound, provisions during the six months ended June 30, 2002 were warranted because of increased average daily loan balances, apparent weaknesses in the local economy, the inherent risk associated with growth in commercial real estate and commercial business loans, and loan charge-offs. Charge-offs, net of recoveries, totaled $304 thousand for the current six months compared to $557 thousand for the six months ended June 30, 2001. The appropriateness of the current year provision and the overall adequacy of the ALL were determined through a disciplined and consistently applied quarterly process that combines a review of current activity with a risk assessment worksheet.

     At June 30, 2002, the ALL to total loans was 0.86% compared to 0.92% at December 31, 2001, while the ALL to nonperforming loans (coverage ratio) was 126.3% compared to 108.6% for the same periods. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been made. The June 30, 2002 balance in the ALL account of $3.1 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

     The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to all non-performing loans based on current information available. During the six months ended June 30, 2002, additions to the ALL were allocated to commercial business loans due to the increase in non-performing balances resulting from two impaired loans.

     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At June 30, 2002, deposits totaled $377.9 million. During the six months ended June 30, 2002, deposit growth totaled $22.7 million (6.4%). Checking accounts increased $10.0 million (13.4%), money market deposit accounts (MMDA’s) increased $3.6 million (7.8%), savings accounts increased $7.7 million (15.3%), and certificates of deposit increased $1.4 million (0.7%). At June 30, 2002, the deposit base was comprised of 22.5% checking accounts, 13.1% MMDA’s, 15.4% savings accounts and 49.0% certificates of deposit. The growth in deposits was a result of competitive product offerings, an aggressive marketing program, and volatility in the financial markets.

     Borrowings are primarily used to fund asset growth not supported by deposit generation. At June 30, 2002, borrowed funds totaled $40.7 million compared to $45.0 million at December 31, 2001, a decrease of $4.3 million (9.5%). Retail repurchase agreements totaled $13.7 million at June 30, 2002, compared to $15.6 million at December 31, 2001, a decrease of $1.9 million (12.1%). FHLB advances totaled $24 million at June 30, 2002, compared to $17 million at December 31, 2001, an increase of $7 million, as the Bancorp extended the maturity structure of interest-bearing liabilities at cost effective interest rates. Other short-term borrowings totaled $3.0 million at June 30, 2002, compared to $12.4 million at December 31, 2001, a decrease of $9.4 million as the Bancorp paid off short-term funding.

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

     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of June 30, 2002 and December 31, 2001. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

June 30, 2002	Net Interest Income					Net Economic Value of Equity

Change in rates	Amount	% Chg.		Policy Limit %		Amount	% Chg.		Policy Limit %
2%	$17,096	-	7.1	-	20	$49,332	-	17.7	-	30

1%	$17,815	-	3.2	-	10	$55,183	-	8.0	-	15

0%	$18,402		0.0			$59,953		0.0

-1%	$18,428		0.1	-	10	$59,926	-	0.1	-	15

-2%	$18,553		0.8	-	20	$60,315		0.6	-	30

December 31, 2001	Net Interest Income					Net Economic Value of Equity

Change in rates	Amount	% Chg.		Policy Limit %		Amount	% Chg.		Policy Limit %
2%	$16,147	-	7.8	-	20	$44,377	-	19.5	-	30

1%	$16,850	-	3.7	-	10	$49,815	-	9.6	-	15

0%	$17,505		0.0			$55,116		0.0

-1%	$17,763		1.5	-	10	$56,896		3.2	-	15

-2%	$18,046		3.1	-	20	$57,513		4.4	-	30

     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At June 30, 2002, an increase in interest rates of 2% would have resulted in a 7.1% decrease in net interest income and a 17.7% decrease in the net economic value of equity compared to decreases of 7.8% and 19.5% at December 31, 2001. During the six months ended June 30, 2002, the Bancorp has managed interest rate risk by selling fixed rate loans, restructuring security investments, and reducing short-term borrowings.

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

     Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in financial institutions, and the purchase and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bancorp utilizes borrowings (i.e., retail repurchase agreements and advances from the FHLB) as a source of funds.

     During the six months ended June 30, 2002, cash and cash equivalents increased $4.6 million compared to a $15.2 million increase for the six months ended June 30, 2001. The primary sources of cash were deposit growth, proceeds from maturities and sales of securities and cash provided by operating activities. The primary uses of cash were loan originations, loan participations purchased, the repayment of short-term borrowings and the payment of common stock dividends. During the current six months cash provided by operating activities totaled $3.8 million compared to $3.0 million for the six months ended June 30, 2001. The primary source of the increase during the current six months was the increase in net income. Cash outflows from investing activities totaled $16.4 million compared to $8.5 million for the six months ended June 30, 2001. The current period reflects loan growth. Cash flows from financing activities totaled $17.1 million during the current period compared to $20.8 million for the six months ended June 30, 2001. These amounts are primarily a result of deposit growth. The Bancorp paid dividends on common stock of $1.5 million during the current six months compared to $1.4 million for the six months ended June 30, 2001.

     At June 30, 2002, outstanding commitments to fund loans totaled $50.5 million. Approximately 82% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2002, stockholders’ equity increased by $1.6 million (4.6%). The increase resulted primarily from earnings of $2.7 million during the period. In addition, $128 thousand represents proceeds from the exercise of 9,558 stock options. The Bancorp declared $1.5 million in cash dividends. The net unrealized gain on available-for-sale securities, net of tax was $377 thousand for the period.

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

     The following table shows that, at June 30, 2002, and December 31, 2001, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

At June 30, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$40.0	13.4%	$23.9	8.0%	$29.8	10.0%

Tier 1 capital to risk-weighted assets	$36.9	12.4%	$11.9	4.0%	$17.9	6.0%

Tier 1 capital to adjusted average assets	$36.9	7.9%	$14.0	3.0%	$23.4	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized

At December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$38.8	13.6%	$22.8	8.0%	$28.5	10.0%

Tier 1 capital to risk-weighted assets	$35.6	12.5%	$11.4	4.0%	$17.1	6.0%

Tier 1 capital to adjusted average assets	$35.6	8.3%	$12.8	3.0%	$21.3	5.0%

Results of Operations — Comparison of the Quarter Ended June 30, 2002 to
the Quarter Ended June 30, 2001

     Net income for the three months ended June 30, 2002 was $1.4 million compared to $1.2 million for the quarter ended June 30, 2001, an increase of $212 thousand (18.4%). The earnings represent a ROA of 1.17% for the quarter ended June 30, 2002 compared to 1.11% for the quarter ended June 30, 2001. The ROE was 14.75% for the current quarter compared to 13.37% for the quarter ended June 30, 2001.

     Net interest income for the three months ended June 30, 2002 was $4.4 million, up $679 thousand (18.2%), compared to $3.7 million for the quarter ended June 30, 2001. The weighted-average yield on interest-earning assets was 6.32% for the three months ended June 30, 2002 compared to 7.38% for the three months ended June 30, 2001. The weighted-average cost of funds for the quarter ended June 30, 2002, was 2.42% compared to 3.75% for the quarter ended June 30, 2001. The impact of the 6.32% return on interest-earning assets and the 2.42% cost of funds resulted in an interest rate spread of 3.90% for the current quarter compared to 3.63% for the quarter ended June 30, 2001. During the current quarter, total interest income decreased by $297 thousand (4.1%) while total interest expense decreased by $976 thousand (27.5%). The net interest margin was 3.79% for the three months ended June 30, 2002 compared to 3.59% for the quarter ended June 30, 2001.

     During the three months ended June 30, 2002, interest income from loans decreased by $200 thousand (3.1%) compared to the three months ended June 30, 2001. The decrease was due to lower yields on loans outstanding. The weighted-average yield on loans outstanding was 6.76% for the current quarter compared to 7.88% for the three months ended June 30, 2001. Loan balances averaged $365.3 million for the current quarter, up $41.9 million (13.0%) from $323.4 million for the three months ended June 30, 2001. During the three months ended June 30, 2002, interest income on investments and other deposits decreased by $97 thousand (10.6%) compared to the quarter ended June 30, 2001. The decrease was due to lower yields. The weighted-average yield on securities and other deposits was 4.24% for the current quarter compared to 5.12% for the three months ended June 30, 2001. Securities and other deposits averaged $77.6 million for the current quarter, up $5.8 million (8.1%) from $71.8 million for the three months ended June 30, 2001.

     Interest expense for deposits decreased by $986 thousand (31.1%) during the current quarter compared to the three months ended June 30, 2001. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended June 30, 2002 was 2.28% compared to 3.65% for the quarter ended June 30, 2001. Total deposit balances averaged $383.0 million for the current quarter, up $35.0 million (10.1%) from $348.0 million for the quarter ended June 30, 2001. Interest expense on borrowed funds increased by $10 thousand (2.7%) during the current quarter due to an increase in average daily balances. The weighted-average cost of borrowed funds was 3.64% for the current quarter compared to 4.88% for the three months ended June 30, 2001. Borrowed funds averaged $42.5 million during the quarter ended June 30, 2002, up $11.5 million (37.1%) from $31.0 million for the quarter ended June 30, 2001.

     Noninterest income for the quarter ended June 30, 2002 was $657 thousand, up $50 thousand (8.2%) from $607 thousand for the three months ended June 30, 2001. During the period income from Trust operations totaled $173 thousand, an increase of $58 thousand (50.4%) from $115 thousand for the quarter ended June 30, 2001. In addition, the Bancorp reported $15 thousand in gains on the sale of foreclosed real estate, while no gains were reported during the quarter ended June 30, 2001.

     Noninterest expense for the quarter ended June 30, 2002 was $2.7 million, up $295 thousand (12.1%) from $2.4 million for the three months ended June 30, 2001. The increase in compensation and benefits was due to additional staffing for current operations. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 53.7% for the quarter ended June 30, 2002 compared to 56.0% for the three months ended June 30, 2001. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended June 30, 2002 totaled $832 thousand compared to $715 thousand for the three months ended June 30, 2001, an increase of $117 thousand (16.4%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp was 37.8% for the three months ended June 30, 2002 compared to 38.2% for the three months ended June 30, 2001. The reduction during the current period is a result of investments in low-income housing tax credits.

Results of Operations — Comparison of the Six Months Ended June 30, 2002
to the Six Months Ended June 30, 2001

     Net income for the six months ended June 30, 2002 was $2.7 million compared to $2.2 million for the six months ended June 30, 2001, an increase of $460 thousand (20.8%). The earnings represent a ROA of 1.18% for the six months ended June 30, 2002 compared to 1.10% for the six months ended June 30, 2001. The ROE was 14.54% for the current six months compared to 12.92% for the six months ended June 30, 2001.

     Net interest income for the six months ended June 30, 2002 was $8.6 million, up $1.3 million (17.1%), compared to $7.4 million for the six months ended June 30, 2001. The weighted-average yield on interest-earning assets was 6.42% for the six months ended June 30, 2002 compared to 7.57% for the six months ended June 30, 2001. The weighted-average cost of funds for the six months ended June 30, 2002, was 2.53% compared to 3.88% for the six months ended June 30, 2001. The impact of the 6.42% return on interest-earning assets and the 2.53% cost of funds resulted in an interest rate spread of 3.89% for the current six months compared to 3.68% for the six months ended June 30, 2001. During the current six months, total interest income decreased by $601 thousand (4.2%) while total interest expense decreased by $1.9 million (26.2%). The net interest margin was 3.79% for the six months ended June 30, 2002 compared to 3.65% for the six months ended June 30, 2001.

     During the six months ended June 30, 2002, interest income from loans decreased by $692 thousand (5.4%) compared to the six months ended June 30, 2001. The decrease was due to lower yields on loans outstanding. The weighted-average yield on loans outstanding was 6.80% for the current six months compared to 7.96% for the six months ended June 30, 2001. Loan balances averaged $359.0 million for the current six months, up $34.8 million (10.7%) from $324.2 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, interest income on investments and other deposits increased by $91 thousand (5.9%) compared to the six months ended June 30, 2001. The increase was due to higher average daily balances. The weighted-average yield on securities and other deposits was 4.51% for the current six months compared to 5.36% for the six months ended June 30, 2001. Securities and other deposits averaged $72.5 million for the current six months, up $14.9 million (25.9%) from $57.6 million for the six months ended June 30, 2001.

     Interest expense for deposits decreased by $1.9 million (29.3%) during the current six months compared to the six months ended June 30, 2001. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the six months ended June 30, 2002 was 2.41% compared to 3.78% for the six months ended June 30, 2001. Total deposit balances averaged $370.6 million for the current six months, up $35.9 million (10.7%) from $334.7 million for the six months ended June 30, 2001. Interest expense on borrowed funds decreased by $4 thousand (0.5%) during the current six months due to a reduction in the weighted-average rate paid on borrowed funds for the six months ended June 30, 2002. The weighted-average cost of borrowed funds was 3.54% for the current six months compared to 5.07% for the six months ended June 30, 2001. Borrowed funds averaged $43.2 million during the six months ended June 30, 2002, up $12.9 million (42.6%) from $30.3 million for the six months ended June 30, 2001.

     Noninterest income for the six months ended June 30, 2002 was $1.3 million, up $137 thousand (11.9%) from $1.2 million for the six months ended June 30, 2001. During the current six months income from Trust operations totaled $276 thousand, an increase of $71 thousand (34.6%) from $205 thousand for the six months ended June 30, 2001. During the current six months the Bancorp reported $53 thousand in gains on sale of loans compared to gains of $37 thousand during the six months ended June 30, 2001. In addition, the Bancorp reported $89 thousand in gains on securities compared to $66 thousand during the six months ended June 30, 2001, and $24 thousand in gains on the sale of foreclosed real estate, while no gains were reported during the six months ended June 30, 2001.

     Noninterest expense for the six months ended June 30, 2002 was $5.3 million, up $489 thousand (10.1%) from $4.8 million for the six months ended June 30, 2001. The increase in compensation and benefits was due to annual salary increases and additional staffing for current operations. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 53.8% for the six months ended June 30, 2002 compared to 56.9% for the six months ended June 30, 2001.

     Income tax expenses for the six months ended June 30, 2002 totaled $1.6 million compared to $1.4 million for the six months ended June 30, 2001, an increase of $254 thousand (18.5%). The increase was due to an increase in pretax earnings during the current six months. The combined effective federal and state tax rates for the Bancorp was 37.8% for the six months ended June 30, 2002 compared to 38.2% for the six months ended June 30, 2001. The reduction during the current six months is a result of investments in low-income housing tax credits.

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

Item 4.  Submission of Matters to a Vote of Security Holders

NorthWest Indiana Bancorp held its annual meeting of shareholders on April 17, 2002. At this meeting the security holders:

1. Elected the following directors for the registrant, whose term of office continued after the meeting:

	Number of Votes
	For	Withheld	Against

Frank J. Bochnowski	1,853,999	19,184	2,134

Lourdes M. Dennison	1,855,291	19,184	842

Joel Gorelick	1,853,733	21,584	—

Gloria C. Gray	1,855,173	19,034	1,110

Other directors whose term of office as a director continued after the meeting include:

David A. Bochnowski	Leroy F. Cataldi

Edward J. Furticella	Jerome F. Vrabel

James L. Wieser	Stanley E. Mize

2. Ratified the appointment of Crowe, Chizek and Company LLP as the auditors for the registrant for the year ending December 31, 2002.

	For	Against	Abstain

Number of Votes	1,865,449	-	9,868

Item 5. Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K. None.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthWest Indiana Bancorp

Date: July 31, 2002	/s/ David A. Bochnowski

David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date: July 31, 2002	/s/ Edward J. Furticella

Edward J. Furticella Executive Vice President, Chief Financial Officer and Treasurer