Form 10-Q
period 2002-09-30
NORTHWEST INDIANA BANCORP
filed 2002-11-04
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002, or

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
Yes [X]      No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ).
Yes [  ]      No [X]

There were 2,739,089 shares of the registrant’s Common Stock, without par value, outstanding at September 30, 2002.

NorthWest Indiana Bancorp
Index

		Page
		Number

PART I. Financial Information

Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp

	Consolidated Balance Sheets, September 30, 2002 and December 31, 2001	1

	Consolidated Statements of Income, Three Months and Nine Months Ended September 30, 2002 and 2001	2

	Consolidated Statements of Changes in Stockholders’ Equity, Three Months and Nine Months Ended September 30, 2002 and 2001	3

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2002 and 2001	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15-17

Item 4.	Controls and Procedures	17

PART II. Other Information		18

SIGNATURES		19

CERTIFICATIONS		20-21

EXHIBITS		22-24

NorthWest Indiana Bancorp
Consolidated Balance Sheets

		September 30,	December 31,
		2002	2001
(Dollars in thousands)		(unaudited)

ASSETS

Cash and non-interest bearing balances in financial institutions		$14,593	$16,792

Interest bearing balances in financial institutions		2,835	—

Federal funds sold		33	144

Total cash and cash equivalents		17,461	16,936

Securities available-for-sale		60,595	63,961

Securities held-to-maturity; fair value:	September 30, 2002 - $1,330,
	December 31, 2001 - $3,341	1,292	3,299

Loans held for sale, net of unrealized losses:	September 30, 2002 - $0,
	December 31, 2001 - $13	75	807

Loans receivable		374,953	342,642

Less: allowance for loan losses		(3,420)	(3,156)

Net loans receivable		371,533	339,486

Federal Home Loan Bank stock		2,672	2,224

Accrued interest receivable		2,385	2,419

Premises and equipment		8,463	8,154

Foreclosed real estate		196	111

Other assets		3,641	3,313

Total assets		$468,313	$440,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Non-interest bearing		$37,573	$32,760

Interest bearing		345,281	322,455

Total		382,854	355,215

Borrowed funds		41,464	44,989

Accrued expenses and other liabilities		5,491	4,624

Total liabilities		429,809	404,828

Commitments and contingencies		—	—

Stockholders’ Equity:

Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding		—	—

Common stock, no par or stated value; 10,000,000 shares authorized; shares issued:	September 30, 2002 - 2,807,253,	351	349
	December 31, 2001 - 2,796,436
shares outstanding:	September 30, 2002 - 2,739,089,
	December 31, 2001 - 2,728,272

Additional paid in capital		3,391	3,249

Accumulated other comprehensive income		957	255

Retained earnings		35,245	33,469

Treasury stock at cost:	September 30, 2002 - 68,164,
	December 31, 2001 - 68,164	(1,440)	(1,440)

Total stockholders’ equity		38,504	35,882

Total liabilities and stockholders’ equity		$468,313	$440,710

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,

	2002	2001	2002	2001

Interest income:

Loans receivable

Real estate loans	$5,514	$5,398	$16,310	$16,474

Commercial loans	555	562	1,666	1,946

Consumer loans	126	198	427	638

Total loan interest	6,195	6,158	18,403	19,058

Securities	735	754	2,303	1,893

Other interest earning assets	35	117	104	524

Total interest income	6,965	7,029	20,810	21,475

Interest expense:

Deposits	2,094	2,856	6,561	9,176

Borrowed funds	390	366	1,154	1,134

Total interest expense	2,484	3,222	7,715	10,310

Net interest income	4,481	3,807	13,095	11,165

Provision for loan losses	220	90	500	180

Net interest income after provision for loan losses	4,261	3,717	12,595	10,985

Noninterest income:

Fees and service charges	479	435	1,316	1,278

Trust operations	136	99	412	304

Gain on securities, net	54	31	143	97

Gain on sale of loans, net	68	22	121	59

Gain on sale of foreclosed real estate	16	8	40	8

Other	2	3	7	8

Total noninterest income	755	598	2,039	1,754

Noninterest expense:

Compensation and benefits	1,487	1,315	4,423	3,956

Occupancy and equipment	439	394	1,291	1,189

Data processing	175	157	466	462

Marketing	38	36	126	109

Federal insurance premium	15	16	46	46

Other	602	558	1,725	1,555

Total noninterest expense	2,756	2,476	8,077	7,317

Income before income tax expenses	2,260	1,839	6,557	5,422

Income tax expenses	858	669	2,482	2,039

Net income	$1,402	$1,170	$4,075	$3,383

Earnings per common share:

Basic	$0.51	$0.42	$1.49	$1.24

Diluted	$0.51	$0.42	$1.48	$1.23

Dividends declared per common share	$0.28	$0.26	$0.84	$0.78

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,

	2002	2001	2002	2001

Balance at beginning of period	$37,528	$34,535	$35,882	$33,529

Comprehensive income:

Net income	1,402	1,170	4,075	3,383

Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	325	566	702	598

Comprehensive income	1,727	1,736	4,777	3,981

Issuance of shares of common stock	16	12	144	188

Cash dividends	(767)	(709)	(2,299)	(2,124)

Balance at end of period	$38,504	$35,574	$38,504	$35,574

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,075	$3,383

Adjustments to reconcile net income to net cash provided by operating activities:

Origination of loans for sale	(4,487)	(3,484)

Sale of loans originated for sale	5,279	3,841

Depreciation and amortization, net of accretion	915	674

Amortization of mortgage servicing rights	27	7

Amortization of investment in real estate limited partnerships	37	37

Equity in loss of investment in limited partnership, net of interest received	(7)	—

Net gains on securities	(143)	(97)

Net gains on sale of loans	(121)	(59)

Net gains on sale of foreclosed real estate	(40)	(8)

Provision for loan losses	500	180

Net change in:

Interest receivable	34	(15)

Other assets	(791)	27

Accrued expenses and other liabilities	809	766

Total adjustments	2,012	1,869

Net cash from operating activities	6,087	5,252

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities available-for-sale	3,500	10,500

Proceeds from sales of securities available-for-sale	8,886	5,570

Purchase of securities available-for-sale	(7,124)	(34,855)

Proceeds from maturities of securities held-to-maturity	2,000	15,200

Purchase of securities held-to-maturity	—	(7,664)

Principal collected on cmo & mortgage-backed securities	2,760	159

Purchase of CMO and mortgage-backed securities	(3,599)	(11,270)

Purchase of investment in real estate limited partnerships	—	(17)

Purchase of Federal Home Loan Bank stock	(448)	(100)

Loan participations purchased	(14,711)	—

Net change in loans receivable	(17,883)	(513)

Purchase of premises and equipment, net	(960)	(770)

Net cash from investing activities	(27,579)	(23,760)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in deposits	27,639	22,740

Proceeds from FHLB advances	9,000	2,500

Repayment of FHLB advances	—	—

Change in other borrowed funds	(12,525)	(1,209)

Proceeds from issuance of common stock	144	188

Dividends paid	(2,241)	(2,064)

Net cash from financing activities	22,017	22,155

Net change in cash and cash equivalents	525	3,647

Cash and cash equivalents at beginning of period	16,936	17,419

Cash and cash equivalents at end of period	$17,461	$21,066

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$7,749	$10,328

Income taxes	$2,715	$1,729

SUPPLEMENTAL NONCASH INFORMATION:

Transfers from loans to foreclosed real estate	$514	$367

See accompanying notes to consolidated financial statements.

Northwest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

         The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of September 30, 2002 and December 31, 2001, and the statements of income and changes in stockholders’ equity for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The income reported for the nine month period ended September 30, 2002 is not necessarily indicative of the results to be expected for the full year.

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

Note 4 — Reclassifications

         Certain amounts reported in the December 31, 2001 consolidated financial statements and the September 30, 2001 Form 10-Q have been reclassified to conform to the September 30, 2002 presentation.

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

         At September 30, 2002 and December 31, 2001, commitments to make loans totaled $50.6 million and $63.0 million, and standby letters of credit totaled $2.1 million and $716 thousand. At September 30, 2002, $41.5 million (83%) of the commitments were at variable rates.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

         NorthWest Indiana Bancorp (the Bancorp) is a bank holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB, an Indiana savings bank (the Bank), is a wholly owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for the Bank.

         At September 30, 2002, the Bancorp had total assets of $468.3 million and total deposits of $382.9 million. Stockholders’ equity totaled $38.5 million or 8.2% of total assets, with book value per share at $14.06. Net income for the nine months ended September 30, 2002, was $4.1 million, or $1.49 per common share for basic and $1.48 for diluted calculations. The annualized return on average assets (ROA) was 1.19%, while the annualized return on average stockholders’ equity (ROE) was 14.58%, for the nine months ended September 30, 2002.

Financial Condition

         During the nine months ended September 30, 2002, total assets increased by $27.6 million (6.3%), with interest-earning assets increasing by $29.4 million (7.1%). At September 30, 2002, interest-earning assets totaled $442.5 million and represented 94.5% of total assets.

         Loans receivable totaled $375.0 million at September 30, 2002, compared to $342.6 million at December 31, 2001. At September 30, 2002, loans receivable represented 84.8% of interest-earning assets, 80.1% of total assets and 97.9% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $13.7 million (3.6%) in construction and development loans, $215.5 million (57.5%) in residential mortgage loans, $10.0 million (2.7%) in multifamily loans, $86.6 million (23.1%) in commercial real estate loans, $6.8 million (1.8%) in consumer loans, and $42.5 million (11.3%) in commercial business and other loans. Adjustable rate loans comprised 40% of total loans at September 30, 2002. During the nine months ended September 30, 2002, loans increased by $32.3 million (9.4%), including $14.7 million in commercial real estate and commercial business loan participations purchased. The most significant growth was in residential real estate, commercial real estate and commercial business. Management believes that despite concerns about the pace of economic activity, loan growth will continue to improve during the remaining months of 2002 because of the low interest rate environment and an aggressive marketing and call program effort. Management expects to fund loan growth with a mix of deposits and borrowed funds.

         The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities of twenty-five years or longer. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the nine months ended September 30, 2002, the Bancorp sold $5.3 million in fixed rate mortgages compared to $3.8 million during the nine months ended September 30, 2001. Net gains realized from current year sales totaled $121 thousand compared to $59 thousand for the nine months ended September 30, 2001. At September 30, 2002, the Bancorp had $75 thousand classified as loans held for sale.

         The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Investments are generally for terms ranging from one day to seven years. At September 30, 2002, the investment portfolio totaled $61.9 million and was invested as follows: 0.8% in U.S. government debt securities, 68.1% in U.S. government agency debt securities, and 31.1% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations. At September 30, 2002, securities available-for-sale (AFS) totaled $60.6 million or 97.9% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at September 30, 2002, the Bancorp had $2.7 million in Federal Home Loan Bank (FHLB) stock. During the nine months ended September 30, 2002, securities decreased by $5.4 million (8.0%), as proceeds from maturing securities and the sale of securities with expected calls were used to pay off short-term borrowings and provide funding for loan growth.

         At September 30, 2002, non-performing loans, which include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status, totaled $2.4 million, a decrease of $519 thousand from December 31, 2001. The ratio of non-performing loans to total assets was 0.51% at September 30, 2002, compared to 0.66% at December 31, 2001. The ratio of non-performing loans to total loans was 0.64% at September 30, 2002, compared to 0.85% at December 31, 2001. The September 30, 2002 balance includes $2.1 million in loans accounted for on a non-accrual basis and $292 thousand in accruing loans which were contractually past due 90 days or more. At September 30, 2002, $6.8 million of the Bancorp’s loans were internally classified as substandard compared to $2.9 million at December 31, 2001. There were no loans classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues causes management to question the ability of such borrowers to comply with loan covenants or repayment terms.

         The balance for non-performing and substandard loans includes two loans totaling $1.0 million to a commercial customer. These loans have been classified as impaired. The Bancorp also has one loan totaling $3.9 million to a commercial customer that is current and performing but has been classified as substandard due to a breach of various loan covenants. In addition, the Bancorp has two performing loans totaling $771 thousand to one commercial customer that has been classified as substandard due to current cash flow difficulties.

         At September 30, 2002, the Bancorp had six loans, including the aforementioned impaired loans, to four borrowers totaling $1.4 million classified as impaired, compared to $1.5 million at December 31, 2001. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the nine months ended September 30, 2002.

         At September 30, 2002, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at September 30, 2002, there are no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problem if such assets were loans. Management does not anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

         Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. During the nine months ended September 30, 2002, additions to the ALL account totaled $500 thousand compared to $180 thousand for the nine months ended September 30, 2001. The provision is based on management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. While the quality of the portfolio remains sound, provisions during the nine months ended September 30, 2002 were warranted because of increased average daily loan balances, apparent weaknesses in the local economy, the inherent risk associated with growth in commercial real estate and commercial business loans, and loan charge-offs. Charge-offs, net of recoveries, totaled $236 thousand for the current nine months compared to $368 thousand for the nine months ended September 30, 2001. The appropriateness of the current year provision and the overall adequacy of the ALL were determined through a disciplined and consistently applied quarterly process that combines a review of current activity with a risk assessment worksheet.

         At September 30, 2002, the ALL to total loans was 0.91% compared to 0.92% at December 31, 2001, while the ALL to nonperforming loans (coverage ratio) was 143.3% compared to 108.6% at December 31, 2001. The September 30, 2002 balance in the ALL account of $3.4 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

         The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to all non-performing loans based on current information available. During the nine months ended September 30, 2002, additions to the ALL were allocated to commercial business loans due to the increase in non-performing balances resulting from three impaired loans.

         Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At September 30, 2002, deposits totaled $382.9 million. During the nine months ended September 30, 2002, deposit growth totaled $27.6 million (7.8%). Checking accounts increased $5.5 million (7.4%), savings accounts increased $12.5 million (24.7%), and certificates of deposit increased $12.2 million (6.7%). During the period, money market deposit accounts (MMDA’s) decreased $2.6 million (5.6%). At September 30, 2002, the deposit base was comprised of 21.1% checking accounts, 11.3% MMDA’s, 16.4% savings accounts and 51.2% certificates of deposit. The growth in deposits was a result of competitive product offerings, an aggressive marketing program, and volatility in the financial markets.

         Borrowings are primarily used to fund asset growth not supported by deposit generation. At September 30, 2002, borrowed funds totaled $41.5 million compared to $45.0 million at December 31, 2001, a decrease of $3.5 million (7.8%). Retail repurchase agreements totaled $12.9 million at September 30, 2002, compared to $15.6 million at December 31, 2001, a decrease of $2.8 million (17.7%). FHLB advances totaled $26 million at September 30, 2002, compared to $17 million at December 31, 2001, an increase of $9 million, as the Bancorp extended the maturity structure of interest-bearing liabilities at cost effective interest rates. Other short-term borrowings totaled $2.6 million at September 30, 2002, compared to $12.4 million at December 31, 2001, a decrease of $9.8 million as the Bancorp paid off short-term funding.

Liquidity and Capital Resources

         For the Bancorp, liquidity management refers to the ability to generate sufficient cash to fund current loan demand, meet savings deposit withdrawals, and pay dividends and operating expenses. Because the Bancorp is subject to legal reserve requirements under Federal Reserve Regulation D, liquidity is managed to ensure that the Bancorp maintains an adequate level of legal reserves. In addition, liquidity is managed to meet the cash demands of depositors and its loan customers. Because profitability and liquidity are often conflicting objectives, management attempts to maximize the Bancorp’s net interest margin by making adequate, but not excessive, liquidity provisions.

         Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in financial institutions, and the purchase, sale, and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bancorp utilizes borrowings (i.e., retail repurchase agreements and advances from the FHLB) as a source of funds.

         During the nine months ended September 30, 2002, cash and cash equivalents increased $525 thousand compared to a $3.6 million increase for the nine months ended September 30, 2001, principally due to loan growth during 2002. The primary sources of cash were deposit growth, proceeds from maturities and sales of securities, loan sales and cash provided by operating activities. The primary uses of cash were loan originations, loan participations purchased, purchase of securities, the repayment of short-term borrowings and the payment of common stock dividends. During the current nine months cash provided by operating activities totaled $6.1 million compared to $5.3 million for the nine months ended September 30, 2001. The increase during the current nine months was due primarily to net income and the sale of loans originated for sale. Cash outflows from investing activities totaled $27.6 million compared to $23.8 million for the nine months ended September 30, 2001. The increase for the current period reflects loan growth. Cash flows from financing activities totaled $22.0 million during the current period compared to $22.2 million for the nine months ended September 30, 2001. These amounts are primarily a result of deposit growth. The Bancorp paid dividends on common stock of $2.2 million during the current nine months compared to $2.1 million for the nine months ended September 30, 2001.

         At September 30, 2002, outstanding commitments to fund loans totaled $50.6 million. Approximately 83% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

         During the current quarter, the Bancorp began construction of a $5.3 million, state-of-the-art corporate center in Munster, Indiana. The new facility will afford the Bancorp the opportunity to continue offering superior customer service, while providing for future growth and operating efficiencies. The facility will not have a material impact on noninterest expense during 2002.

         Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2002, stockholders’ equity increased by $2.6 million (7.3%). The increase resulted primarily from earnings of $4.1 million during the period. In addition, $144 thousand represents proceeds from the exercise of 10,817 stock options. For the first nine months of 2002, the Bancorp declared $2.3 million in cash dividends. The net unrealized gain on available-for-sale securities, net of tax was $702 thousand for the period.

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

         The following table shows that, at September 30, 2002, and December 31, 2001, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

At September 30, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$40.9	13.0%	$25.2	8.0%	$31.5	10.0%

Tier 1 capital to risk-weighted assets	$37.5	11.9%	$12.6	4.0%	$18.9	6.0%

Tier 1 capital to adjusted average assets	$37.5	8.1%	$13.8	3.0%	$23.0	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized

At December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$38.8	13.6%	$22.8	8.0%	$28.5	10.0%

Tier 1 capital to risk-weighted assets	$35.6	12.5%	$11.4	4.0%	$17.1	6.0%

Tier 1 capital to adjusted average assets	$35.6	8.3%	$12.8	3.0%	$21.3	5.0%

         The Bancorp’s ability to pay dividends is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in the light of the financial condition of the Bank. The aggregate amount of dividends which may be declared by the Bank in 2002, without prior regulatory approval, approximates $3,089,000 plus current 2002 net profits.

Results of Operations — Comparison of the Quarter Ended September 30, 2002 to the Quarter Ended September 30, 2001

         Net income for the three months ended September 30, 2002 was $1.4 million compared to $1.2 million for the quarter ended September 30, 2001, an increase of $232 thousand (19.8%), principally due to decreases in interest expense and increases in noninterest income. The earnings represent a ROA of 1.22% for the quarter ended September 30, 2002 compared to 1.14% for the quarter ended September 30, 2001. The ROE was 14.67% for the current quarter compared to 13.35% for the quarter ended September 30, 2001.

         Net interest income for the three months ended September 30, 2002 was $4.5 million, up $674 thousand (17.7%), compared to $3.8 million for the quarter ended September 30, 2001. The weighted-average yield on interest-earning assets was 6.38% for the three months ended September 30, 2002 compared to 7.21% for the three months ended September 30, 2001. The weighted-average cost of funds for the quarter ended September 30, 2002, was 2.38% compared to 3.46% for the quarter ended September 30, 2001. The impact of the 6.38% return on interest-earning assets and the 2.38% cost of funds resulted in an interest rate spread of 4.00% for the current quarter compared to 3.75% for the quarter ended September 30, 2001. During the current quarter, total interest income decreased by $64 thousand (0.9%) while total interest expense decreased by $738 thousand (22.9%). The net interest margin was 3.89% for the three months ended September 30, 2002 compared to 3.70% for the quarter ended September 30, 2001.

         During the three months ended September 30, 2002, interest income from loans increased by $37 thousand (0.6%) compared to the three months ended September 30, 2001. The increase was due to growth of the loan portfolio. The weighted-average yield on loans outstanding was 6.78% for the current quarter compared to 7.61% for the three months ended September 30, 2001. Loan balances averaged $365.4 million for the current quarter, up $41.7 million (12.9%) from $323.7 million for the three months ended September 30, 2001. During the three months ended September 30, 2002, interest income on investments and other deposits decreased by $101 thousand (11.6%) compared to the quarter ended September 30, 2001. The decrease was due to lower yields. The weighted-average yield on securities and other deposits was 4.31% for the current quarter compared to 5.24% for the three months ended September 30, 2001. Securities and other deposits averaged $71.4 million for the current quarter, up $4.8 million (7.2%) from $66.6 million for the three months ended September 30, 2001.

         Interest expense for deposits decreased by $762 thousand (26.7%) during the current quarter compared to the three months ended September 30, 2001. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended September 30, 2002 was 2.22% compared to 3.35% for the quarter ended September 30, 2001. Total deposit balances averaged $377.7 million for the current quarter, up $37.1 million (10.9%) from $340.6 million for the quarter ended September 30, 2001. Interest expense on borrowed funds increased by $24 thousand (6.6%) during the current quarter due to an increase in average daily balances. The weighted-average cost of borrowed funds was 3.91% for the current quarter compared to 4.62% for the three months ended September 30, 2001. Borrowed funds averaged $39.9 million during the quarter ended September 30, 2002, up $8.2 million (25.9%) from $31.7 million for the quarter ended September 30, 2001, as the Bancorp extended the maturity structure of interest bearing liabilities at cost effective rates offered on fixed rate FHLB advances.

         Noninterest income for the quarter ended September 30, 2002 was $755 thousand, up $157 thousand (26.3%) from $598 thousand for the quarter ended September 30, 2001. During the current quarter income from Trust operations totaled $136 thousand, an increase of $37 thousand (37.4%) from $99 thousand for the quarter ended September 30, 2001. During the three months ended September 30, 2002, the Bancorp reported $54 thousand in gains on the sale of securities compared to $31 thousand for the three months ended September 30, 2001, as the low interest environment enabled the Bancorp to sell securities with expected calls. Securities sales for the three months ended September 30, 2002, totaled $2.8 million compared to $3.0 million for the three months ended September 30, 2001. Gains on sales of loans totaled $68 thousand for the three months ended September 30, 2002, compared to $22 thousand during the three months ended September 30, 2001, due to increased sales volume. Loan sales for the three months ended September 30, 2002, totaled $2.0 million compared to $505 thousand for the three months ended September 30, 2001. In addition, during the current quarter, the Bancorp reported $16 thousand in gains on the sale of foreclosed real estate compared to gains of $8 thousand for the three months ended September 30, 2001.

         Noninterest expense for the quarter ended September 30, 2002 was $2.8 million, up $280 thousand (11.3%) from $2.5 million for the three months ended September 30, 2001. The increase in compensation and benefits was due to additional staffing for current operations. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 52.6% for the quarter ended September 30, 2002 compared to 56.2% for the three months ended September 30, 2001. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

         Income tax expenses for the three months ended September 30, 2002 totaled $858 thousand compared to $669 thousand for the three months ended September 30, 2001, an increase of $189 thousand (28.3%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp was 38.0% for the three months ended September 30, 2002 compared to 36.4% for the three months ended September 30, 2001.

Results of Operations — Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

         Net income for the nine months ended September 30, 2002 was $4.1 million compared to $3.4 million for the nine months ended September 30, 2001, an increase of $692 thousand (20.5%), principally due to decreases in interest expense and increases in noninterest income. The earnings represent a ROA of 1.19% for the nine months ended September 30, 2002 compared to 1.11% for the nine months ended September 30, 2001. The ROE was 14.58% for the current nine months compared to 13.06% for the nine months ended September 30, 2001.

         Net interest income for the nine months ended September 30, 2002 was $13.1 million, up $1.9 million (17.3%), compared to $11.2 million for the nine months ended September 30, 2001. The weighted-average yield on interest-earning assets was 6.40% for the nine months ended September 30, 2002 compared to 7.44% for the nine months ended September 30, 2001. The weighted-average cost of funds for the nine months ended September 30, 2002, was 2.48% compared to 3.74% for the nine months ended September 30, 2001. The impact of the 6.40% return on interest-earning assets and the 2.48% cost of funds resulted in an interest rate spread of 3.92% for the current nine months compared to 3.70% for the nine months ended September 30, 2001. During the current nine months, total interest income decreased by $665 thousand (3.1%) while total interest expense decreased by $2.6 million (25.2%). The net interest margin was 3.82% for the nine months ended September 30, 2002 compared to 3.67% for the nine months ended September 30, 2001.

         During the nine months ended September 30, 2002, interest income from loans decreased by $655 thousand (3.4%) compared to the nine months ended September 30, 2001. The decrease was due to lower yields on loans outstanding. The weighted-average yield on loans outstanding was 6.79% for the current nine months compared to 7.84% for the nine months ended September 30, 2001. Loan balances averaged $361.1 million for the current nine months, up $37.1 million (11.5%) from $324.0 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, interest income on investments and other deposits decreased by $10 thousand (0.4%) compared to the nine months ended September 30, 2001. The decrease was due to lower yields on investments. The weighted-average yield on securities and other deposits was 4.45% for the current nine months compared to 5.31% for the nine months ended September 30, 2001. Securities and other deposits averaged $72.2 million for the current nine months, up $11.5 million (18.9%) from $60.7 million for the nine months ended September 30, 2001.

         Interest expense for deposits decreased by $2.6 million (28.5%) during the current nine months compared to the nine months ended September 30, 2001. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the nine months ended September 30, 2002 was 2.35% compared to 3.63% for the nine months ended September 30, 2001. Total deposit balances averaged $373.0 million for the current nine months, up $36.3 million (10.8%) from $336.7 million for the nine months ended September 30, 2001. Interest expense on borrowed funds increased by $20 thousand (1.8%) during the current nine months due to an increase in average daily balances for the nine months ended September 30, 2002. The weighted-average cost of borrowed funds was 3.66% for the current nine months compared to 4.91% for the nine months ended September 30, 2001. Borrowed funds averaged $42.1 million during the nine months ended September 30, 2002, up $11.3 million (36.7%) from $30.8 million for the nine months ended September 30, 2001.

         Noninterest income for the nine months ended September 30, 2002 was $2.0 million, up $285 thousand (16.2%) from $1.8 million for the nine months ended September 30, 2001. During the current nine months income from Trust operations totaled $412 thousand, an increase of $108 thousand (35.5%) from $304 thousand for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Bancorp reported $143 thousand in gains on the sale of securities compared to $97 thousand for the nine months ended September 30, 2001, as the low interest environment enabled the Bancorp to sell securities with expected calls. Securities sales for the nine months ended September 30, 2002, totaled $8.9 million compared to $5.6 million for the nine months ended September 30, 2001. Gains on sales of loans totaled $121 thousand for the nine months ended September 30, 2002, compared to $59 thousand during the nine months ended September 30, 2001, due to increased sales volume. Loan sales for the nine months ended September 30, 2002, totaled $5.3 million compared to $3.8 million for the nine months ended September 30, 2001. In addition, during the current nine months, the Bancorp reported $40 thousand in gains on the sale of foreclosed real estate compared to gains of $8 thousand for the nine months ended September 30, 2001.

         Noninterest expense for the nine months ended September 30, 2002 was $8.1 million, up $760 thousand (10.4%) from $7.3 million for the nine months ended September 30, 2001. The increase in compensation and benefits was due to annual salary increases and additional staffing for current operations. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 53.4% for the nine months ended September 30, 2002 compared to 56.6% for the nine months ended September 30, 2001.

         Income tax expenses for the nine months ended September 30, 2002 totaled $2.5 million compared to $2.0 million for the nine months ended September 30, 2001, an increase of $443 thousand (21.7%). The increase was due to an increase in pretax earnings during the current nine months. The combined effective federal and state tax rates for the Bancorp was 37.9% for the nine months ended September 30, 2002 compared to 37.6% for the nine months ended September 30, 2001.

Forward-Looking Statements

         Statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this filing, including the following:

         Regulatory Risk. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. The Bank and Bancorp are subject to regulation and supervision by the Indiana Department of Financial Institutions, Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The banking industry continues to lose market share to competitors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

         Performance from an interest rate risk perspective can be measured in many ways. Methodologies used by the Bancorp focus on net interest income and the net economic value of equity. Net interest income is defined as interest income less interest expense. Variability in net interest income arises because its components — interest income and interest expense — do not change equally as rates vary. This mismatch occurs because individual assets and liabilities reprice differently as rates change. Factors which affect net interest income include changes in the level of interest rates, changes in the relationship between Bancorp yield rates and interest costs, changes in the volume of assets and liabilities outstanding, and changes in the composition or mix of assets and liabilities. Management uses rate shock (i.e., instantaneous and sustained parallel shifts in the yield curve in 1% increments up and down 2%) for stress testing the net interest income under several rate change levels. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends. Net economic value of equity is the net present value of the Bancorp’s portfolio of assets and liabilities. By marking-to-

market the components of the balance sheet, management can compute the net economic value of equity. As rates change over time, the market values of Bancorp assets and liabilities will change, with longer-term products fluctuating more than short-term products. In most cases, rate-sensitive assets and liabilities will not have the same maturity characteristics. Therefore, as rates vary, the market value of the rate-sensitive assets will not change equally with the market value of rate-sensitive liabilities. This will cause the net economic value of equity to vary. The focus of the net economic value of equity is to determine the percentage decline in the net economic value of equity caused by a 2% increase or decrease in interest rates, whichever produces the larger decline. A large value indicates a large percentage decline in the net economic value of equity due to changes in interest rates and, thus, high interest rate sensitivity. A low value indicates a small percentage decline in the net economic value of equity due to changes in interest rates and, thus, low interest rate sensitivity. As with net interest income, the results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends.

         Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of September 30, 2002 and December 31, 2001. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

September 30, 2002	Net Interest Income			Net Economic Value of Equity

Change in rates	Amount	% Chg.	Policy Limit %	Amount	% Chg.	Policy Limit %

2%	$17,610	-5.6	-20	$49,243	-15.0	-30

1%	$18,242	-2.2	-10	$54,872	-5.2	-15

0%	$18,653	0.0		$57,900	0.0

-1%	$18,639	-0.1	-10	$57,393	-0.9	-15

-2%	$18,794	0.8	-20	$58,263	0.6	-30

December 31, 2001	Net Interest Income			Net Economic Value of Equity

Change in rates	Amount	% Chg.	Policy Limit %	Amount	% Chg.	Policy Limit %

2%	$16,147	-7.8	-20	$44,377	-19.5	-30

1%	$16,850	-3.7	-10	$49,815	-9.6	-15

0%	$17,505	0.0		$55,116	0.0

-1%	$17,763	1.5	-10	$56,896	3.2	-15

-2%	$18,046	3.1	-20	$57,513	4.4	-30

         The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At September 30, 2002, an increase in interest rates of 2% would have resulted in a 5.6% decrease in net interest income and a 15.0% decrease in the net economic value of equity compared to decreases of 7.8% and 19.5% at December 31, 2001. During the nine months ended September 30, 2002, the Bancorp has managed interest rate risk by selling fixed rate loans, restructuring security investments, and reducing short-term borrowings.

Item 4. Controls and Procedures

         (a)  Based on an evaluation of the Bancorp’s disclosure controls and procedures (as defined in §§ 240.13a-14(c) and 240.15b-14(c)) as of October 24, 2002, the Bancorps’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

         (b)  There have been no significant changes in the Bancorp’s internal controls and other factors that could significantly affect these controls subsequent to October 24, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — Other Information

Item 1. Legal Proceedings
The Bancorp is not party to any material legal proceedings. From time to time, the Bank is a party to ordinary routine litigation incidental to its business, including foreclosures.

Item 2. Changes in Securities and Use of Proceeds
There are no matters reportable under this item.

Item 3. Defaults Upon Senior Securities
There are no matters reportable under this item.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information
There are no matters reportable under this item.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Reports on Form 8-K. The Bancorp filed a report on Form 8-K on August 14, 2002. This report contained the certifications of the Bancorp’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Bancorp’s quarterly report on Form 10-Q for the period ended June 30, 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: October 31, 2002	/s/ David A. Bochnowski

David A. Bochnowski

Chairman of the Board and Chief Executive Officer

Date: October 31, 2002	/s/ Edward J. Furticella

Edward J. Furticella

Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, David A. Bochnowski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NorthWest Indiana Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	/s/ David A. Bochnowski

David A. Bochnowski

Chairman of the Board and Chief Executive Officer

I, Edward J. Furticella, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NorthWest Indiana Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s boards of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	/s/ Edward J. Furticella

Edward J. Furticella

Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.