Form 10-K
period 2002-12-31
NORTHWEST INDIANA BANCORP
filed 2003-03-20
CIK 919864

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(219) 836-4400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Include by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Based on the average bid and ask prices for the registrant’s Common Stock at June 28, 2002, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $43,939,001.

There were 2,741,329 shares of the registrant’s Common Stock, without par value, outstanding at February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1.	2002 Annual Report to Shareholders. (Part II)

2.	Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders. (Part III)

PART I

Item 1. Business

General

     NorthWest Indiana Bancorp, an Indiana corporation (the “Bancorp”), was incorporated on January 31, 1994, and is the holding company for Peoples Bank SB, an Indiana savings bank (the “Bank”). The Bank is a wholly owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for the Bank.

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

     The Bank’s deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) which is administered by the Federal Deposit Insurance Corporation (“FDIC”), an agency of the federal government. As the holding company for the Bank, the Bancorp is subject to comprehensive examination, supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”), while the Bank is subject to comprehensive examination, supervision and regulation by both the FDIC and the Indiana Department of Financial Institutions (“DFI”). The Bank is also subject to regulation by the FRB governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which is one of the twelve regional banks comprising the system of Federal Home Loan Banks.

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

     Regulatory Risk. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. As discussed above, the Bank and Bancorp are subject to regulation and supervision by the DFI, FDIC, FRB, and the SEC (Securities and Exchange Commission). The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The banking industry continues to lose market share to competitors.

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

     Interest Rate Risk. The Bancorp’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk (IRR) is the risk that the earnings and capital will be adversely affected by changes in interest rates. While the Bancorp attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, IRR management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Bancorp. To moderate unfavorable operating results in periods of rising or high interest rates, the Bancorp restructures its asset-liability mix on an ongoing basis. Increasing the amount of interest-earning assets that are rate sensitive, extending the maturities of customer deposits, increasing the balances of checking/NOW accounts and utilizing cost effective borrowings are all part of management’s commitment toward reducing the Bancorp’s overall vulnerability to interest rate risk. While these steps may reduce the overall vulnerability to interest rate risk, the Bancorp will still be adversely affected by a rising or high interest rate environment, and is beneficially affected by a falling or low interest rate environment because rate sensitive liabilities exceed rate sensitive assets within a one year time period. Further discussion of interest rate risk can be found under the caption “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Bancorp’s 2002 Annual Report to Shareholders.

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

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities exceeding fifteen years. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. All loan sales are made to Freddie Mac. Loans are sold in the secondary market with servicing retained by the Bancorp. All loans held for sale are recorded at the lower of cost or market value.

     Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2002, under the 15% of capital and surplus limitation was approximately $6,457,000. At December 31, 2002, the Bank had no loans that exceeded the regulatory limitations.

     At December 31, 2002, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

     Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2002	2001	2000	1999	1998

Type of loan:

Conventional real estate loans:

Construction and development loans	$13,449	$12,652	$16,028	$14,847	$19,211

Loans on existing properties (1)	320,436	281,917	265,532	240,862	220,755

Consumer loans	6,283	9,889	10,715	10,449	10,187

Commercial business, other(2)	40,260	38,184	33,932	29,655	23,280

Loans receivable(3)	$380,428	$342,642	$326,207	$295,813	$273,433

Type of collateral:

Real estate:

1-to-4 family	$222,220	$190,432	$190,148	$175,963	$172,949

Other dwelling units, land and commercial real estate	111,655	104,138	91,412	79,746	67,018

Consumer loans	6,292	9,889	10,425	10,177	9,887

Commercial business, other(2)	38,728	37,220	32,545	27,374	21,433

Loans receivable(4)	$378,895	$341,679	$324,530	$293,260	$271,287

Average loans outstanding during the period(3)	$365,632	$325,911	$314,891	$286,580	$271,406

(1)	Includes construction loans converted to permanent loans and commercial real estate loans.

(2)	Includes government loans and overdrafts to deposit accounts.

(3)	Net of unearned income and deferred loan fees.

(4)	Net of unearned income and deferred loan origination fees. Does not include unsecured loans.

     Loan Originations, Purchases and Sales. Set forth below is a table showing loan origination, purchase and sale activity for each of the last three years. The amounts are stated in thousands (000’s).

	2002	2001	2000

Loans originated:

Conventional real estate loans:

Construction and development loans	$6,234	$7,821	$13,660

Loans on existing property	67,391	56,151	41,530

Loans refinanced	16,447	20,000	6,033

Total conventional real estate loans originated	90,072	83,972	61,223

Commercial business loans	89,186	83,384	92,338

Consumer loans	6,485	4,855	5,414

Total loans originated	$185,743	$172,211	$158,975

Loan participations purchased	$14,711	$—	$5,354

Whole loans and participations sold	$10,464	$7,286	$1,361

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 2002 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousand’s (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total

Real estate loans	$45,527	$81,312	$207,037	$333,876

Consumer loans	2,291	3,797	204	6,292

Commercial business, other loans	26,778	9,557	3,925	40,260

Total loans receivable	$74,596	$94,666	$211,166	$380,428

     The table below sets forth the dollar amount of all loans due after one year from December 31, 2002 which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total

Real estate loans	$98,657	$189,692	$288,349

Consumer loans	—	4,001	4,001

Commercial business, other loans	7,052	6,430	13,482

Total	$105,709	$200,123	$305,832

     Lending Area. The primary lending area of the Bancorp encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana. During the past 15 years, the communities of Munster, Highland, Crown Point, Dyer, St. John, Merrillville and Schererville have experienced rapid growth and, therefore, have provided the greatest lending opportunities. At December 31, 2002 the housing vacancy rate in the Bancorp’s primary lending area was below 5%.

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

     Designated officers have authorities, established by the Board of Directors, to approve loans. Loans from $600,000 to $1,200,000 are approved by the loan officers loan committee. Loans from $1,200,000 to $2,000,000 are approved by the senior officers loan committee. All loans in excess of $2,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee. (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) Peoples Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

     Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 100% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 100% of value. During 2002 over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

     Fixed-rate loans currently originated, generally conform to Freddie Mac guidelines for loans purchased under the one-to-four family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans with contractual maturities exceeding fifteen years may be sold and/or classified as held for sale to control exposure to interest rate risk.

     The 15-year mortgage loan program has gained wide acceptance in the Bancorp’s primary market area. As a result of the shortened maturity of these loans, this product has been priced below the comparable 30-year loan offering. Mortgage applicants for 15 year loans tend to have a larger than normal down payment; this, coupled with the larger principal and interest payment amount, has caused the 15 year mortgage loan portfolio to consist, to a significant extent, of second time home buyers whose underwriting qualifications tend to be above average.

     The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed”. The “Mini-Fixed” mortgage reprices annually after a three, five or seven year period. ARM originations totaled $25.5 million for 2002, $25.1 million for 2001, and $29.6 million for 2000. During 2002, ARMs represented 32% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.

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

     Loans are also made for the construction of commercial properties. All such loans are made in accordance with well-defined underwriting standards. Generally, these types of loans require proof of intents to lease and a confirmed end-loan takeout. In most cases, these loans are personally guaranteed by the borrower. In general, loans made do not exceed 75% of the appraised value of the property. Commercial construction loans are typically made for periods not to exceed two years or date of occupancy, whichever is less.

     Commercial Real Estate Loans. Commercial real estate loans are typically made to a maximum of 75% of the appraised value. Such loans are generally made on an adjustable rate basis. These loans are typically made for terms of 15 to 20 years. Loans with an amortizing term exceeding 15 years normally have a balloon feature calling for a full repayment within seven to ten years from the date of the loan.

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

     Consumer Loans. The Bancorp offers consumer loans to individuals for most personal, household or family purposes. Consumer loans are either secured by adequate collateral, or unsecured. Unsecured loans are based on the strength of the applicant’s financial condition. All borrowers must meet current underwriting standards. The consumer loan program includes both fixed and variable rate products. The Bancorp purchases indirect dealer paper from various well-established businesses in its immediate banking area.

     Home Equity Line of Credit. The Bancorp offers a revolving line of credit secured by the equity in the borrower’s home. The offering, which is tied to the prime rate of interest, requires borrowers to repay 1.5% of their outstanding balance each month. Equity lines will typically require a second mortgage appraisal and a second mortgage lenders title insurance policy. Loans are generally made up to a maximum of 80% of the appraised value of the property less any outstanding liens.

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

     The Bancorp’s mortgage loan collection procedures provide that, when a mortgage loan is 15 days or more delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs. If the loan continues in a delinquent status for 60 days, the Bancorp will generally initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bancorp. Foreclosed real estate is recorded at fair value at the date of foreclosure. At foreclosure, any write-down of the property is charged to the allowance for loan losses. Costs relating to improvement of property are capitalized, whereas holding costs are expensed. Valuations are periodically performed by management, and a valuation allowance is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less selling costs. Subsequent gains or losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Collection procedures for consumer loans provide that when a consumer loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp may grant a payment deferral. If a loan continues delinquent after 90 days and all collection efforts have been exhausted, the Bancorp will initiate legal proceedings. Collection procedures for commercial business loans provide that when a commercial loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower pursuant to the commercial loan collection policy. In certain instances, the Bancorp may grant a payment deferral or restructure the loan. Once it has been determined that collection efforts are unsuccessful, the Bancorp will initiate legal proceedings.

     The table that follows sets forth information with respect to the Bancorp’s non-performing assets at December 31, for the periods indicated. During the periods shown, the Bancorp had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. The amounts are stated in thousands (000’s).

	2002	2001	2000	1999	1998

Loans accounted for on a non-accrual basis:

Real estate:

Residential	$430	$944	$854	$565	$636

Commercial	1,197	—	20	—	131

Commercial business	363	1,460	527	—	69
Consumer	13	86	55	—	18

Total	$2,003	$2,490	$1,456	$565	$854

Accruing loans which are contractually past due 90 days or more:

Real estate:

Residential	$277	$412	$303	$235	$429

Commercial	105	—	41	3	—

Commercial business	—	—	10	—	188

Consumer	—	3	—	—	—

Total	$382	$415	$354	$238	$617

Total of non-accrual and 90 days past due	$2,385	$2,905	$1,810	$803	$1,471

Ratio of non-performing loans to total assets	0.49%	0.66%	0.46%	0.22%	0.43%

Ratio of non-performing loans to total loans	0.63%	0.85%	0.55%	0.27%	0.54%

Foreclosed real estate	$127	$111	$100	$—	$32

Ratio of foreclosed real estate to total assets	0.03%	0.03%	0.03%	0.01%	0.01%

     During 2002, gross interest income of $267,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $44,000.

     Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations, Tier 1 risk-based capital requirements, or in capital under accounting principles generally accepted in the United States of America. Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. At December 31, 2002, $2.8 million of the Bancorp’s loans were classified as substandard. The total represents 27 loans. Substandard loans include non-performing loans and potential problem loans, where information about possible credit problems causes management to question the ability of such borrowers to comply with loan repayment terms. No loans were classified as doubtful or loss.

     The balances for non-performing and substandard loans consists mostly of two loans totaling $1.0 million to a commercial customer which have been classified as impaired. At December 31, 2002, the Bancorp had five loans, including the aforementioned impaired loans, to three borrowers totaling $1.3 million, as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the twelve months ended December 31, 2002. In addition, the Bancorp has two performing loans totaling $769 thousand to one commercial customer that have been classified as substandard due to current cash flow difficulties.

     At December 31, 2002, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or restructured loans. Also, at December 31, 2002, there are no other interest bearing assets that would be required to be disclosed as nonaccrual, past due, restructured or potential problem if such assets were loans. Management does not anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

     The allowance for loan losses (“ALL”) is a valuation allowance for probable incurred credit losses. Because estimating the risk of loss and the amount of loss on any loan is necessarily subjective, the ALL is maintained by management at a level considered adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. Although management believes that it uses the best information available to make such estimations, future adjustments to the ALL may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the estimations. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance when management believes the uncollectibility of the loan balance is confirmed. The allocation of the ALL reflects consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date, with particular attention given to loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to all non-performing loans based on current information available.

     The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans or commercial real estate loans during the periods presented. The amounts are stated in thousands (000’s).

	2002	2001	2000	1999	1998

Balance at beginning of period	$3,156	$3,322	$3,309	$3,132	$3,074

Loans charged-off:

Real estate — residential	—	—	—	(16)	(38)

Commercial business	(300)	(612)	(168)	—	(20)

Consumer	(36)	(13)	(2)	(17)	(10)

Total charge-offs	(336)	(625)	(170)	(33)	(68)

Recoveries:

Commercial business	91	228	5	10	9

Consumer	4	1	3	—	7

Total recoveries	95	229	8	10	16

Net (charge-offs)/recoveries	(241)	(396)	(162)	(23)	(52)

Provision for loan losses	720	230	175	200	110

Balance at end of period	$3,635	$3,156	$3,322	$3,309	$3,132

ALL to loans outstanding	0.96%	0.92%	1.02%	1.12%	1.14%

ALL to nonperforming loans	152.4%	108.6%	183.5%	412.1%	212.9%

Net charge-offs/recoveries to average loans out- standing during the period	0.07%	0.12%	0.05%	0.01%	0.02%

     The provision for loan losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectibility as of the reporting date. The appropriateness of the current year provision and the overall adequacy of the ALL were determined through a disciplined and consistently applied annual process that combines a review of the current position with a risk assessment worksheet. While the quality of the loan portfolio remains sound, provisions during the current year were warranted because of the current balance in classified loans, increased average daily loan balances, apparent weaknesses in the local economy, the inherent risk associated with growth in commercial real estate and commercial business loans, and loan charge-offs.

     The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2002		2001		2000		1999		1998

	$	%	$	%	$	%	$	%	$	%

Real estate loans:

Residential	450	58.0	300	54.7	472	58.3	577	59.5	570	63.8

Commercial and other dwelling	1,750	25.8	350	26.7	1,100	28.0	1,106	27.0	953	24.0

Consumer loans	120	5.6	124	7.4	150	3.3	200	3.5	196	3.7

Commercial business and other	1,315	10.6	2,382	11.1	1,600	10.4	932	10.0	630	8.5

Unallocated	—	—	—	—	—	—	494	—	783	—

Total	3,635	100.0	3,156	100.0	3,322	100.0	3,309	100.0	3,132	100.0

Investment Activities

     The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading. At December 31, 2002, AFS securities totaled $56.0 million or 99.0% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2002, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by SFAS No. 133. It has been the policy of the Bancorp to invest its excess cash in U.S. government securities and federal agency obligations. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2002, the Bancorp’s investment portfolio totaled $56.6 million. In addition, the Bancorp had $15.6 million in interest bearing balances in financial institutions, $1.5 million in federal funds sold, and $2.7 million in FHLB stock.

     The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2002	2001	2000

U.S. government securities:

Available-for-sale	$511	$1,028	$2,520

U.S. government agencies:

Available-for-sale	39,579	45,604	17,983

Held-to-maturity	—	2,500	14,737

Mortgage-backed securities (1):

Available-for-sale	5,746	8,186	—

Held-to-maturity	569	799	912

Collateralized Mortgage Obligations(1):

Available-for-sale	9,629	9,144	—

Municipal Securities:

Available-for-sale	537	—	—

Totals	$56,571	$67,261	$36,152

     (1)  Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency securities.

     The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, mortgaged-backed securities and collateralized mortgage obligations at December 31, 2002, are summarized as follows. The carrying values are stated in thousands (000’s).

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. government Securities:

AFS	$511	4.28%	$—	—%	$—	—%	$—	—%

U.S. government Agencies:

AFS	8,616	4.63	30,963	4.47	—	—	—	—

HTM	—	—	—	—	—	—	—	—

Municipal Securities:

AFS	—	—	537	4.40	—	—	—	—

Mortgaged-backed Securities:

AFS	—	—	2,354	3.02	3,392	3.59	—	—

HTM	—	—	—	—	—	—	569	6.52

Collateralized Mortgage Obligations:

AFS	—	—	—	—	—	—	9,629	4.01

Totals	$9,127	4.61%	$33,854	4.37%	$3,392	3.59%	$10,198	4.15%

Sources of Funds

     General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as, a line-of-credit and advances from the FHLB for borrowings. At December 31, 2002, the Bancorp had $12.6 million in repurchase agreements. Other borrowings totaled $23.4 million, of which $21.5 million represents FHLB advances.

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

	2002		2001		2000

	Amount	Rate %	Amount	Rate %	Amount	Rate %

Demand deposits	$33,549	—	$27,353	—	$25,577	—

NOW accounts	44,061	1.39	38,493	1.69	30,691	1.15

MMDA accounts	52,818	1.83	46,112	3.10	44,515	3.61

Savings accounts	58,845	1.57	47,283	1.88	46,441	2.09

Certificates of deposit	194,063	3.12	181,702	4.83	167,260	5.45

Total deposits	$383,336	2.23	$340,943	3.45	$314,463	3.83

     Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2002 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$29,920

Over 3 months through 6 months	14,221

Over 6 months through 12 months	16,209

Over 12 months	4,050

Total	$64,400

     Borrowings. Borrowed money is used on a short-term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through repurchase agreements, as well as, through a line of credit and advances from the FHLB. Repurchase agreements generally mature within one year and are generally secured by U.S. government securities or U.S. agency securities, under the Bancorp’s control. FHLB advances with maturities ranging from one year to eight years are used to fund securities and loans of comparable duration, as well as, to reduce the impact that movements in short-term interest rates have on the Bancorp’s overall cost of funds. Fixed rate advances are payable at maturity, with a prepayment penalty. Putable advances are fixed for a period of one to three years and then may adjust annual to the three-month London Interbank Offered Rate (LIBOR) until maturity. Once the putable advance interest rate adjusts, the Bancorp has the option to prepay the advance on specified annual interest rate reset dates without prepayment penalty.

     The following table sets forth the balances in borrowed funds at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2002	2001	2000

Repurchase agreements	$12,631	$15,623	$11,918

Fixed rate advances from the FHLB	12,000	5,500	2,500

Putable advances from the FHLB	9,500	11,500	9,000

FHLB line-of-credit	—	10,697	5,010

Limited partnership obligation	307	365	443

Other borrowings	1,627	1,304	1,728

Total borrowings	$36,065	$44,989	$30,599

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

	At December 31,

	2002	2001	2000

Balance	$12,631	$15,623	$11,918

Securities underlying the agreements:

Ending carrying amount	19,333	18,934	14,224

Ending fair value	19,333	18,955	14,220

Weighted average rate paid (1)	2.57%	2.86%	6.29%

	For year ended December 31,

	2002	2001	2000

Highest month-end balance	$20,320	$16,602	$13,650

Approximate average outstanding balance	15,302	15,003	7,622

Approximate weighted average rate paid on securities sold under agreements to repurchase (2)	2.53%	4.23%	5.97%

(1)  The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2)  The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Trust Powers

     The activities of the Trust Department include the management of self-directed investments, IRA and Keogh plans, investment agency accounts, land trusts, serving as court-appointed executor of estates and as guardian or conservator of estates, and trustee with discretionary investment authority for revocable and irrevocable trusts. At December 31, 2002, the market value of the trust department’s assets totaled $105.0 million.

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

     The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread at December 31, 2002.

Weighted average yield:

Securities	4.32%

Loans receivable	6.33

Loans held for sale	5.95

Federal Home Loan Bank stock	5.75

Total interest-earning assets	5.89

Weighted average cost:

Deposit accounts	1.80

Borrowed funds	3.60

Total interest-bearing liabilities	1.95

Interest rate spread:

Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.94

Financial Ratios and the Analysis of Changes in Net Interest Income

     The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,

	2002	2001	2000

Return on average assets	1.18%	1.15%	1.17%

Return on average equity	14.58	13.49	13.30

Average equity-to-average assets ratio	8.06	8.49	8.76

Dividend payout ratio	55.83	60.16	59.61

	At December 31,

	2002	2001	2000

Total stockholders’ equity to total assets	8.02%	8.14%	8.55%

     The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000’s).

	Year ended December 31, 2002			Year ended December 31, 2001			Year ended December 31, 2000

		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets:

Interest bearing balances in financial institutions	$13,441	$193	1.44%	$14,635	$565	3.86%	$2,263	$150	6.63%

Federal funds sold	716	11	1.54	308	13	4.22	8	1	6.25

Securities	63,697	2,986	4.69	48,826	2,687	5.50	39,044	2,374	6.08

Total investments	77,854	3,190	4.10	63,769	3,265	5.12	41,315	2,525	6.11

Loans:*

Real estate mortgage loans	318,264	21,807	6.85	282,631	21,883	7.74	271,602	21,610	7.96

Commercial business loans	39,621	2,238	5.65	32,903	2,463	7.49	32,472	2,995	9.22

Consumer loans	7,747	546	7.05	10,377	814	7.84	10,817	947	8.75

Total loans	365,632	24,591	6.73	325,911	25,160	7.72	314,891	25,552	8.11

Total interest-earning assets	443,486	27,781	6.26	389,680	28,425	7.29	356,206	28,077	7.88

Allowance for loan losses	(3,321)			(3,019)			(3,306)

Cash and due from banks	12,993			11,229			10,203

Premises and equipment	8,527			8,095			6,969

Other assets	5,724			5,048			5,079

Total assets	$467,409			$411,033			$375,151

Liabilities:

Demand deposit	$33,549	—	0.00%	$27,353	—	0.00%	$25,556	—	0.00%

NOW accounts	44,061	613	1.39	38,492	651	1.69	30,691	354	1.15

Money market demand accounts	52,818	967	1.83	46,112	1,429	3.10	44,515	1,609	3.61

Savings accounts	58,845	922	1.57	47,283	889	1.88	46,441	971	2.09

Certificates of deposit	194,063	6,055	3.12	181,702	8,779	4.83	167,260	9,116	5.45

Total interest-bearing deposits	383,336	8,557	2.23	340,942	11,748	3.45	314,463	12,050	3.83

Borrowed funds	41,826	1,550	3.71	31,243	1,474	4.72	24,084	1,336	5.55

Total interest-bearing liabilities	425,162	10,107	2.38	372,185	13,222	3.55	338,547	13,386	3.95

Other liabilities	4,565			3,931			3,749

Total liabilities	429,727			376,116			342,296

Stockholders’ equity	37,682			34,917			32,855

Total liabilities and stockholders’ equity	$467,409			$411,033			$375,151

Net interest income		$17,674			$15,203			$14,691

Net interest spread			3.88%			3.74%			3.93%

Net interest margin**			3.99%			3.90%			4.12%

*	Non-accruing loans have been included in the average balances.

**	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,

	2002	vs.	2001	2001	vs.	2000	2000	vs.	1999

	Increase/(Decrease)			Increase/(Decrease)			Increase/(Decrease)
	Due To			Due To			Due To

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total

Interest income:

Loans receivable	$2,874	$(3,443)	$(569)	$876	$(1,268)	$(392)	$2,285	$616	$2,901

Securities	737	(438)	299	554	(241)	313	(27)	43	16

Other interest-earning assets	(29)	(345)	(374)	515	(88)	427	(531)	84	(447)

Total interest-earning assets	3,582	(4,226)	(644)	1,945	(1,597)	348	1,727	743	2,470

Interest Expense:

Deposits	1,327	(4,518)	(3,191)	968	(1,270)	(302)	502	1,190	1,692

Federal Home Loan Bank Advances and other borrowings	434	(358)	76	358	(220)	138	329	84	413

Total interest-bearing liabilities	1,761	(4,876)	(3,115)	1,326	(1,490)	(164)	831	1,274	2,105

Net change in net interest income/(expense)	$1,821	$650	$2,471	$619	$(107)	$512	$896	$(531)	$365

Bank Subsidiary Activities

     The Bank’s wholly owned subsidiary Peoples Service Corporation, which is incorporated under the laws of the State of Indiana, was inactive until 2002. The subsidiary currently provides insurance and annuity investments to the Bank’s trust customers. At December 31, 2002, the Bank had an investment balance of $15,187 in Peoples Service Corporation.

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

Personnel

     As of December 31, 2002, the Bank had 111 full-time and 30 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

     Savings Bank Regulation. As an Indiana stock savings bank, the Bank is subject to federal regulation and supervision by the FDIC and to state regulation and supervision by the DFI. The Bank’s deposit accounts are insured by SAIF, which is administered by the FDIC. The Bank is not a member of the Federal Reserve System.

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

     The following table shows that, at December 31, 2002, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2002, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2002, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$41.8	13.1%	$25.6	8.0%	$32.0	10.0%

Tier 1 capital to risk-weighted assets	$38.1	11.9%	$12.8	4.0%	$19.2	6.0%

Tier 1 capital to adjusted average assets	$38.1	7.6%	$15.0	3.0%	$25.0	5.0%

     Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

     Dividend Limitations. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp’s cash flow, including cash flow to pay dividends on the Bancorp’s Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that may be declared by the Bank in 2003, without prior regulatory approval, approximates $4,953,000 plus current 2003 net profits. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition.

     Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings associations and safeguards the safety and soundness of the banking and savings industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insures commercial bank and state savings bank deposits, and the SAIF, which generally insures savings association deposits. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to prescribed limits.

     The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Because the Bank is categorized as well capitalized no FDIC deposit insurance assessment was required during 2002.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. The assessment rate for 2002 was approximately 0.018% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advance from the Federal Home Loan Bank. At December 31, 2002, the Bank was in compliance with this requirement.

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

Federal Taxation

     Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, In August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occurring over a six-year period, the commencement of which began with the Bank’s taxable year ending December 31, 1998, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i)the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The total amount of bad debt to be recaptured is approximately $2.5 million.

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

Accounting for Income Taxes

     At December 31, 2002, the Bancorp’s consolidated total deferred tax assets were $2.236 million and the consolidated total deferred tax liabilities were $1.143 million, resulting in a consolidated net deferred tax asset of $1.093 million. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.

Item 2. Properties

     The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s eight banking locations. The Bancorp owns all of its office properties.

     The table below sets forth additional information with respect to the Bank’s offices as of December 31, 2002. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost

9204 Columbia Avenue

Munster, In 46321	1985	$999,530	11,640	$2,652,642

141 W. Lincoln Highway

Schererville, In 46375	1990	1,524,967	9,444	2,975,065

7120 Indianapolis Blvd

Hammond, In 46324	1978	207,343	2,600	728,912

1300 Sheffield

Dyer, In 46311	1976	249,031	2,100	725,100

7915 Taft

Merrillville, In 46410	1968	101,160	2,750	566,072

8600 Broadway

Merrillville, In 46410	1996	1,724,312	4,400	2,636,933

4901 Indianapolis Blvd

East Chicago, In 46312	1995	931,663	4,300	1,426,371

1501 Lake Park Ave

Hobart, In 46342	2000	2,218,941	6,992	2,528,524

     During 2002, work began on the construction of a $5.3 million, state-of-the-art corporate center in Munster, Indiana. Completion is scheduled in the Fall of 2003. The corporate center will afford the Bancorp the opportunity to continue offering superior customer service, and to provide for future growth and operating efficiencies.

     The Bank’s primary recordkeeping is accomplished through the use of microcomputer networks linked via data lines to the Metavante Corporation located in Brown Deer, Wisconsin. Metavante provides real time services for mortgage and installment loans, savings, certificates, checking accounts and general ledger transactions. In addition to the Metavante System, the Bank utilizes a microcomputer network for the trust department operations.

     The net book value of the Bank’s property, premises and equipment totaled $9.5 million at December 31, 2002.

Item 3. Legal Proceedings

     The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Bancorp

     Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2003 Annual Meeting of Shareholders:

     The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2002	Position

David A. Bochnowski	57	Chairman and Chief Executive Officer

Joel Gorelick	55	Executive Vice President and Chief Lending Officer

Edward J. Furticella	55	Executive Vice President, Chief Financial Officer and Treasurer

Jon E. DeGuilio	47	Executive Vice President and Secretary

     The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

     David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), a national trade association for community banks. He is a trustee of the Munster Community Hospital, and a Commissioner of the Chicago-Gary Airport Authority. He serves as Chairman of the Indiana Department of Financial Institutions. He is a former chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association, a former director of the Federal Home Loan Bank of Indianapolis and a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds a Juris Doctorate degree from Georgetown University and a Masters Degree from Howard University.

     Joel Gorelick is Executive Vice President of the Bancorp and Executive Vice President and Chief Lending Officer for the Bank. He is responsible for overseeing new business development and all loan functions of the Bank. Mr. Gorelick has been with the Bank since 1983. He became a director in 2000. Mr. Gorelick is involved in many community service organizations and has served as president of the Northwest Indiana Boys & Girls Club, chairman of the board of the Northwest Indiana Regional Development Corporation and President of the Lake Central High School Athletics Booster Club. Mr. Gorelick received recognition as the Small Business Advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program and was named the 2000 board member of the year by the National Association For Development Companies. Mr. Gorelick was named the year 2000 Financial Services Advocate by the Indiana District Office of the U. S. Small Business Administration. Mr. Gorelick has been appointed as a board member for the United States Selected Service System. He holds a Masters of Business Administration Degree from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The information contained under the captions “Business” and “Market Information” in the 2002 Annual Report to Shareholders is incorporated herein by reference. Also see Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

     The information contained in the table captioned “Selected Consolidated Financial Data” in the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The financial statements contained in the 2002 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no items reportable under this caption.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained under the section captioned “Election of Directors” and under the section captioned “Security Ownership by Certain Beneficial Owners and Management -– Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under the unnumbered item captioned “Executive Officers of the Bancorp” at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

     The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information under the section captioned “Compensation of and Transactions with Officers and Directors -– Equity Compensation Plan Information” and under the section captioned “Security Ownership by Certain Beneficial Owners and Management” in the Bancorp’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Controls and Procedures

     (a)  Based on an evaluation of the Bancorp’s disclosure controls and procedures (as defined in §§ 240.13a-14(c) and 240.15b-14(c)) as of February 12, 2003, the Bancorp’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

     (b)  There have been no significant changes in the Bancorp’s internal controls and other factors that could significantly affect these controls subsequent to February 12, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements:

     The following financial statements of the Bancorp are incorporated herein by reference to the 2002 Annual Report to Shareholders, filed as Exhibit 13 to this report:

(a)	Report of Independent Auditors

(b)	Consolidated Balance Sheets, December 31, 2002 and 2001

(c)	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

(d)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

(f)	Notes to Consolidated Financial Statements

     All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.

     (3)  Exhibits:

Exhibit
Number	Description

2.	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii	By-Laws (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.iii	Amendment of By-Laws adopted July 27, 1994(incorporated herein by reference to Exhibit 3.iii to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibit
Number	Description

3.iv	Amendment of By-Laws adopted January 21, 1999(incorporated herein by reference to Exhibit 3.iv. to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1.	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2.	Employment Agreement, dated March 1, 1988, between Peoples Bank and David A. Bochnowski (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.3.	Amendment, dated January 18, 1993, to the Employment Agreement referred to in Exhibit 10.2 above (incorporated herein by reference to Exhibit 10.3 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.4.	Employee Stock Ownership Plan of Peoples Bank(incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5.	Unqualified Deferred Compensation Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.6.	Supplemental Executive Retirement Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1999).

13.	2002 Annual Report to Shareholders.

21.	Subsidiaries of the Bancorp.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP

By /s/David A. Bochnowski David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date: March 20, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 20, 2003:

Signature	Title

Principal Executive Officer:

/s/David A. Bochnowski David A. Bochnowski	Chairman of the Board and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/Edward J. Furticella Edward J. Furticella	Director and Executive Vice President, Chief Financial Officer and Treasurer

The Board of Directors:

/s/Frank J. Bochnowski Frank J. Bochnowski	Director

/s/Leroy F. Cataldi Leroy F. Cataldi	Director

/s/Lourdes M. Dennison Lourdes M. Dennison	Director

/s/Joel Gorelick Joel Gorelick	Director

Signature	Title

/s/Gloria C. Gray Gloria C. Gray	Director

/s/Kenneth V. Krupinski Kenneth V. Krupinski	Director

/s/Stanley E. Mize Stanley E. Mize	Director

/s/James L. Wieser James L. Wieser	Director

CERTIFICATIONS

I, David A. Bochnowski, certify that:

1.	I have reviewed this annual report on Form 10-K of NorthWest Indiana Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ David A. Bochnowski David A. Bochnowski Chairman of the Board and Chief Executive Officer

I, Edward J. Furticella, certify that:

1.	I have reviewed this annual report on Form 10-K of NorthWest Indiana Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ Edward J. Furticella Edward J. Furticella Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description

13.	2002 Annual Report to Shareholders

21.	Subsidiaries of the Bancorp

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.