Form 10-Q
period 2003-03-31
NORTHWEST INDIANA BANCORP
filed 2003-05-06
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003, or

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

Registrant’s telephone number, including area code: (219) 836-4400

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

There were 2,742,149 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2003.

NorthWest Indiana Bancorp
Index

		Page
		Number

PART I. Financial Information

Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp Consolidated Balance Sheets, March 31, 2003 and December 31, 2002	1

	Consolidated Statements of Income, Three Months Ended March 31, 2003 and 2002	2

	Consolidated Statements of Changes in Stockholders’ Equity, Three Months Ended March 31, 2003 and 2002	3

	Consolidated Statements of Cash Flows, Three Months Ended March 31, 2003 and 2002	4

	Notes to Consolidated Financial Statements	5-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-14

Item 3.	Quantitative and Qualitative Disclosures About Market	15-16

Item 4.	Controls and Procedures	17

PART II. Other Information		18

SIGNATURES		19

CERTIFICATIONS		20-21

EXHIBITS		22-24

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	March 31,
	2003	December 31,
(Dollars in thousands)	(unaudited)	2002

ASSETS

Cash and non-interest bearing balances in financial institutions	$15,639	$18,026

Interest bearing balances in financial institutions	8,790	15,625

Federal funds sold	235	1,549

Total cash and cash equivalents	24,664	35,200

Securities available-for-sale	57,047	56,002

Securities held-to-maturity; fair value: March 31, 2003 - $592,

December 31, 2002 - $594	567	569

Loans held for sale	644	601

Loans receivable	387,130	380,428

Less: allowance for loan losses	(3,744)	(3,635)

Net loans receivable	383,386	376,793

Federal Home Loan Bank stock	2,672	2,672

Accrued interest receivable	2,356	2,363

Premises and equipment	10,442	9,460

Foreclosed real estate	—	127

Other assets	2,823	4,215

Total assets	$484,601	$488,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Non-interest bearing	$37,322	$36,308

Interest bearing	366,013	370,365

Total	403,335	406,673

Borrowed funds	36,857	36,065

Accrued expenses and other liabilities	4,771	6,116

Total liabilities	444,963	448,854

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—

Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: March 31, 2003 - 2,810,313,	351	351

December 31, 2002 - 2,807,293

shares outstanding: March 31, 2003 - 2,742,149,

December 31, 2002 - 2,739,129

Additional paid in capital	3,410	3,392

Accumulated other comprehensive income	801	950

Retained earnings	36,516	35,895

Treasury stock, common shares at cost: March 31, 2003 - 68,164,

December 31, 2002 - 68,16	(1,440)	(1,440)

Total stockholders’ equity	39,638	39,148

Total liabilities and stockholders’ equity	$484,601	$488,002

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2003	2002

Interest income:

Loans receivable

Real estate loans	$5,418	$5,329

Commercial loans	499	545

Consumer loans	103	163

Total loan interest	6,020	6,037

Securities	598	810

Other interest earning assets	19	5

Total interest income	6,637	6,852

Interest expense:

Deposits	1,717	2,281

Borrowed funds	317	377

Total interest expense	2,034	2,658

Net interest income	4,603	4,194

Provision for loan losses	120	130

Net interest income after provision for loan losses	4,483	4,064

Noninterest income:

Fees and service charges	435	395

Gain on sale of loans, net	142	36

Trust operations	122	103

Gain on sale of securities, net	45	89

Gain/(loss) on sale of foreclosed real estate	(4)	9

Other	4	4

Total noninterest income	744	636

Noninterest expense:

Compensation and benefits	1,574	1,452

Occupancy and equipment	508	418

Data processing	170	133

Marketing	53	43

Other	618	556

Total noninterest expense	2,923	2,602

Income before income tax expenses	2,304	2,098

Income tax expenses	861	792

Net income	$1,443	$1,306

Earnings per common share:

Basic	$0.53	$0.48

Diluted	$0.52	$0.48

Dividends declared per common share	$0.30	$0.28

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2003	2002

Balance at beginning of period	$39,148	$35,882

Comprehensive income:

Net income	1,443	1,306

Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	(149)	(264)

Comprehensive income	1,294	1,042

Issuance of shares of common stock	18	72

Cash dividends	(822)	(765)

Balance at end of period	$39,638	$36,231

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,443	$1,306

Adjustments to reconcile net income to net cash provided by operating activities:

Origination of loans for sale	(4,864)	(1,853)

Sale of loans originated for sale	4,904	2,673

Depreciation and amortization, net of accretion	440	302

Amortization of mortgage servicing rights	26	13

Amortization of investment in real estate limited partnerships	12	12

Equity in loss of investment in limited partnership, net of interest received	9	(4)

Equity in gain of investment in limited liability corporation	(7)	—

Net gains on sale of securities	(45)	(89)

Net gains on sale of loans	(142)	(36)

Net (gain)/loss on sale of foreclosed real estate	4	(9)

Provision for loan losses	120	130

Net change in:

Interest receivable	7	(4)

Other assets	(855)	141

Accrued expenses and other liabilities	959	(83)

Total adjustments	568	1,193

Net cash from operating activities	2,011	2,499

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of securities available-for-sale	4,470	500

Proceeds from sales of securities available-for-sale	2,051	6,021

Purchase of securities available-for-sale	(11,542)	(500)

Proceeds from maturities and pay downs of securities held-to-maturity	3,599	1,567

Purchase of Federal Home Loan Bank Stock	—	(150)

Loan participations purchased	(220)	(5,211)

Net change in loans receivable	(6,400)	(14,031)

Purchase of premises and equipment, net	(1,247)	(482)

Proceeds from sale of foreclosed real estate	37	—

Net cash from investing activities	(9,252)	(12,286)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in deposits	(3,338)	15,746

Proceeds from FHLB advances	—	3,000

Change in other borrowed funds	792	(9,511)

Proceeds from issuance of common stock	18	72

Dividends paid	(767)	(708)

Net cash from financing activities	(3,295)	8,599

Net change in cash and cash equivalents	(10,536)	(1,188)

Cash and cash equivalents at beginning of period	35,200	16,936

Cash and cash equivalents at end of period	$24,664	$15,748

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$2,044	$2,650

Income taxes	$—	$335

SUPPLEMENTAL NONCASH INFORMATION:

Transfers from loans to foreclosed real estate	$—	$185

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of March 31, 2003 and December 31, 2002, and the statements of income and changes in stockholders’ equity for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The income reported for the three month period ended March 31, 2003 is not necessarily indicative of the results to be expected for the full year.

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

Note 4 — Reclassifications

     Certain amounts reported in the December 31, 2002 consolidated financial statements and the March 31, 2002 Form 10-Q have been reclassified to conform to the March 31, 2003 presentation.

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

     At March 31, 2003 and December 31, 2002, commitments to make loans totaled $58.5 million and $52.0 million, and standby letters of credit totaled $1.4 million and $1.3 million. At March 31, 2003, $46.9 million (80%) of the commitments were at variable rates.

     Since commitments to make loans may expire without being used, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

Note 6 – Stock Compensation

     The following proforma information presents net income and basic and diluted earning per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the grant date; therefore, no compensation expense has been recorded for stock options granted.

	Three Months Ended
	March 31,
	2003	2002

Net income as reported	$1,443	$1,306

Proforma net income	1,398	1,297

Reported earnings per common share

Basic	0.53	0.48

Diluted	0.52	0.48

Proforma earnings per common share

Basic	0.51	0.48

Diluted	0.51	0.47

     The weighted average fair value of stock options granted during the three months ended March 31, 2003 and 2002 were $1.42 and $1.82. The fair value of options granted during the three months ended March 31, 2003 and 2002 were estimated using an option pricing model with the following weighted average information as of the grant dates:

	2003	2002

Risk free rate of interest	3.46%	4.69%

Expected option life	6-7 years	6-7 years

Expected dividend yield	4.40%	4.70%

Expected volatility	10.0%	10.9%

     In future years, as additional options are granted, the proforma effect on net income and earnings per share may increase. Stock options are used to attract and retain the best available personnel, to provide additional incentives for employees and to encourage their continued employment by facilitating employees’ purchases of an equity interest in the Bancorp. Options are issued for ten-year periods and have varying vesting schedules. Information about options available for grant and options granted follows:

			Weighted-
			Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at December 31, 2002	70,217	116,818	$19.71

Options exercised	—	(3,020)	22.98

Options issued	(23,025)	23,025	25.25

Balance at March 31, 2003	47,192	136,823	20.57

     At March 31, 2003, options outstanding had a weighted average remaining life of approximately 6 to 7 years. There were 43,491 options exercisable March 31, 2003 with a weighted-average exercise price of $17.67.

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

     At March 31, 2003, the Bancorp had total assets of $484.6 million and total deposits of $403.3 million. Stockholders’ equity totaled $39.6 million or 8.2% of total assets, with book value per share at $14.46. Net income for the three months ended March 31, 2003, was $1.4 million, or $0.53 per common share for basic and $0.52 for diluted calculations. The annualized return on average assets (ROA) was 1.22%, while the annualized return on average stockholders’ equity (ROE) was 14.57%, for the three months ended March 31, 2003.

Financial Condition

     During the three months ended March 31, 2003, total assets decreased by $3.4 million (0.7%), with interest-earning assets decreasing by $362 thousand (0.1%). At March 31, 2003, interest-earning assets totaled $457.1 million and represented 94.3% of total assets.

     Loans receivable totaled $387.1 million at March 31, 2003, compared to $380.4 million at December 31, 2002. At March 31, 2003, loans receivable represented 84.8% of interest-earning assets, 80.0% of total assets and 96.0% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $15.2 million (3.9%) in construction and development loans, $226.7 million (58.6%) in residential mortgage loans, $11.2 million (2.9%) in multifamily loans, $87.3 million (22.5%) in commercial real estate loans, $5.9 million (1.5%) in consumer loans, and $40.8 million (10.6%) in commercial business and other loans. Adjustable rate loans comprised 35.6% of total loans at March 31, 2003. During the three months ended March 31, 2003, loans increased by $6.7 million (1.8%), including $4.5 million in residential mortgage loans and $1.8 million in construction and development loans. Management believes that, despite concerns about the pace of economic activity and uncertainty of world affairs, the positive trend in loan growth will continue during 2003 because of a low interest rate environment and an aggressive marketing and call program effort. Management expects to fund loan growth with a mix of deposits and borrowed funds.

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities exceeding fifteen years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the three months ended March 31, 2003, the Bancorp sold $4.8 million in fixed rate mortgages compared to $2.6 million during the three months ended March 31, 2002. Net gains realized from current year sales totaled $142 thousand compared to $36 thousand for the three months ended March 31, 2002. At March 31, 2003, the Bancorp had $644 thousand classified as loans held for sale.

     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Investments are generally for terms ranging from one day to seven years. At March 31, 2003, the investment portfolio totaled $57.6 million and was invested as follows: 71.7% in U.S. government agency debt securities, 0.9% in U.S. government debt securities, 0.9% in municipal securities, and 26.5% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations. At March 31, 2003, securities available-for-sale (AFS) totaled $57.0 million or 99.0% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at March 31, 2003, the Bancorp had $8.8 million in interest bearing balances in financial institutions, $235 thousand in federal funds sold, and $2.7 million in Federal Home Loan Bank (FHLB) stock. During the three months ended March 31, 2003, securities increased by $1.0 million (1.8%), as cash equivalents were reinvested into higher yielding interest earning assets.

     At March 31, 2003, non-performing loans, which include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status, totaled $2.9 million, an increase of $472 thousand from December 31, 2002. The ratio of non-performing loans to total assets was 0.59% at March 31, 2003, compared to 0.49% at December 31, 2002. The ratio of non-performing loans to total loans was 0.74% at March 31, 2003, compared to 0.63% at December 31, 2002. The March 31, 2003 balance includes $2.4 million in loans accounted for on a non-accrual basis and $488 thousand in accruing loans which were contractually past due 90 days or more. At March 31, 2003, $3.0 million of the Bancorp’s loans were internally classified as substandard compared to $2.8 million at December 31, 2002. There were no loans classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues causes management to question the ability of such borrowers to comply with loan covenants or repayment terms.

     At March 31, 2003, the balance for non-performing and substandard loans includes two loans totaling $996 thousand to a commercial customer, which have been classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. At March 31, 2003, the Bancorp had four loans, including the aforementioned impaired loans, to three borrowers totaling $1.3 million classified as impaired. There were no other loans considered to be impaired loans as of, or for the three months ended March 31, 2003. At March 31, 2002, the Bancorp had two loans totaling $1.4 million classified as impaired.

     At March 31, 2003, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at March 31, 2003, there are no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problem if such assets were loans. Management does not anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

     Because some loans may not be repaid in accordance with contractual agreements an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio. During the three months ended March 31, 2003, additions to the ALL account totaled $120 thousand compared to $130 thousand for the three months ended March 31, 2002. The provision is based on management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. While the quality of the portfolio remains sound, provisions during the three months ended March 31, 2003 were warranted because of increased average daily loan balances, apparent weaknesses in the local economy, the inherent risk associated with commercial real estate and commercial business loans, and loan charge-offs. Charge-offs, net of recoveries, totaled $11 thousand for the current three months compared to $1 thousand in net recoveries for the three months ended March 31, 2002. The appropriateness of the current year provision and the overall adequacy of the ALL were determined through a disciplined and consistently applied quarterly process that combines a review of current activity with a risk assessment worksheet.

     At March 31, 2003, the ALL to total loans was 0.97% compared to 0.96% at December 31, 2002, while the ALL to nonperforming loans (coverage ratio) was 131.0% compared to 152.4% at December 31, 2002. The March 31, 2003 balance in the ALL account of $3.7 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.

     The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, as well as, loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated an allowance to all non-performing loans based on current information available. During the three months ended March 31, 2003, additions to the ALL were allocated to commercial business and consumer loans due to the increase in non-performing balances and charge-offs.

     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At March 31, 2003, deposits totaled $403.3 million. During the three months ended March 31, 2003, deposits decreased by $3.3 million (0.8%). Savings accounts increased $3.5 million (5.5%), and certificates of deposit increased $5.7 million (3.0%). During the period, money market deposit accounts (MMDA’s) decreased $9.2 million (14.1%), and checking accounts decreased by $3.4 million (3.9%). At March 31, 2003, the deposit base was comprised of 20.6% checking accounts, 14.0% MMDA’s, 16.7% savings accounts and 48.7% certificates of deposit. The decrease in MMDA’s was a result of expected withdrawals by a local municipality.

     Borrowings are primarily used to fund asset growth not supported by deposit generation. At March 31, 2003, borrowed funds totaled $36.9 million compared to $36.1 million at December 31, 2002, an increase of $792 thousand (2.2%). Retail repurchase agreements totaled $11.9 million at March 31, 2003, compared to $12.6 million at December 31, 2002, a decrease of $695 thousand (5.5%). FHLB advances totaled $21.5 million at March 31, 2003 and December 31, 2002. Other short-term borrowings totaled $3.4 million at March 31, 2003, compared to $1.9 million at December 31, 2002, an increase of $1.5 million to meet short-term funding requirements.

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

     During the three months ended March 31, 2003, cash and cash equivalents decreased $10.5 million compared to a $1.2 million decrease for the three months ended March 31, 2002, principally due to growth in the loan and securities portfolio during the current three months. The primary sources of cash were proceeds from maturities and sales of securities, loan sales and cash provided by operating activities. The primary uses of cash were loan originations, purchase of securities, deposit withdrawals and the payment of common stock dividends. During the current three months cash provided by operating activities totaled $2.0 million compared to $2.5 million for the three months ended March 31, 2002. The decrease during the current three months was due primarily to mortgage banking activities. Cash outflows from investing activities totaled $9.3 million compared to $12.3 million for the three months ended March 31, 2002. The decrease for the current period reflects the change in loan growth. Net cash outflows from financing activities totaled $3.3 million during the current period compared to net cash inflows of $8.6 million for the three months ended March 31, 2002. The net cash outflows for the current three months was primarily due to planned deposit withdrawals by a local municipality. The Bancorp paid dividends on common stock of $767 thousand during the current three months compared to $708 thousand for the three months ended March 31, 2002.

     At March 31, 2003, outstanding commitments to fund loans totaled $58.5 million. Approximately 80% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity. The following table presents the Bancorp’s consolidated long term, non-deposit related, contractual obligations as well as commitments to extend credit to our borrowers, in aggregate and by payment due dates at March 31, 2003. Dollar amounts are in thousands.

	Less Than	One Through	Four Through	After
	One Year	Three Years	Five Years	Five Years	Total

Long-term contractual obligations:

FHLB advances	$4,000	$15,500	$—	$2,000	$21,500

Limited partnership obligation	62	123	122	—	307

Total long-term contractual obligations	4,062	15,623	122	2,000	21,807

Commitments to extend credit:

Commitments to make loans & unused approved lines of credit	25,455	33,050	—	—	58,505

Performance standby letters of credit	1,218	227	—	—	1,445

Total commitments to extend credit	26,673	33,277	—	—	59,950

Total long-term contractual

obligations and commitments to extend credit	$30,735	$48,900	$122	$2,000	$81,757

     During 2003, the Bancorp will complete the construction of a state-of-the-art corporate center in Munster, Indiana. The cost of the new facility is expected to be approximately $5.3 million. During the current three months construction disbursements totaled $1.1 million. Approximately $2.7 million in additional construction disbursements will occur in 2003. For the quarter ended March 31, 2003, capitalized interest totaled $11 thousand. The facility will not have a material impact on noninterest expense during 2003. The corporate center will afford the Bancorp the opportunity to continue offering superior customer service and to provide for future growth and operating efficiencies.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2003, stockholders’ equity increased by $490 thousand (1.3%). The increase resulted primarily from earnings of $1.4 million during the period. In addition, $18 thousand represents proceeds from the exercise of 3,020 stock options. For the first three months of 2003, the Bancorp declared $822 thousand in cash dividends. The net unrealized loss on available-for-sale securities, net of tax was $149 thousand for the period.

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

     The following table shows that, at March 31, 2003, and December 31, 2002, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

At March 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$42.5	13.2%	$25.8	8.0%	$32.3	10.0%

Tier 1 capital to risk-weighted assets	$38.8	12.0%	$12.9	4.0%	$19.4	6.0%

Tier 1 capital to adjusted average assets	$38.8	8.2%	$14.2	3.0%	$23.7	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized

At December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$41.8	13.1%	$25.6	8.0%	$32.0	10.0%

Tier 1 capital to risk-weighted assets	$38.1	11.9%	$12.8	4.0%	$19.2	6.0%

Tier 1 capital to adjusted average assets	$38.1	7.6%	$15.0	3.0%	$25.0	5.0%

     The Bancorp’s ability to pay dividends is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in the light of the financial condition of the Bank. The aggregate amount of dividends which may be declared by the Bank in 2003, without prior regulatory approval, approximates $4,953,000 plus current 2003 net profits.

Results of Operations — Comparison of the Quarter Ended March 31, 2003 to the Quarter Ended March 31, 2002

     Net income for the three months ended March 31, 2003 was $1.4 million compared to $1.3 million for the quarter ended March 31, 2002, an increase of $137 thousand (10.5%), principally due to decreases in interest expense and increases in noninterest income. The earnings represent a ROA of 1.22% for the quarter ended March 31, 2003 compared to 1.18% for the quarter ended March 31, 2002. The ROE was 14.57% for the current quarter compared to 14.39% for the quarter ended March 31, 2002.

     Net interest income for the three months ended March 31, 2003 was $4.6 million, up $409 thousand (9.8%), compared to $4.2 million for the quarter ended March 31, 2002. The increase was due to the cost of funds falling more rapidly than the yield on earning assets. The weighted-average yield on interest-earning assets was 5.88% for the three months ended March 31, 2003 compared to 6.52% for the three months ended March 31, 2002. The weighted-average cost of funds for the quarter ended March 31, 2003, was 1.89% compared to 2.65% for the quarter ended March 31, 2002. The impact of the 5.88% return on interest-earning assets and the 1.89% cost of funds resulted in an interest rate spread of 3.99% for the current quarter compared to 3.88% for the quarter ended March 31, 2002. During the current quarter, total interest income decreased by $215 thousand (3.1%) while total interest expense decreased by $624 thousand (23.5%). The net interest margin was 4.08% for the three months ended March 31, 2003 compared to 3.99% for the quarter ended March 31, 2002.

     During the three months ended March 31, 2003, interest income from loans decreased by $17 thousand (0.3%) compared to the three months ended March 31, 2002. The decrease was due to lower yields on loans outstanding, as the current interest rate environment resulted in new originations at low rates, and continued increases in prepayment and refinance activity. The weighted-average yield on loans outstanding was 6.30% for the current quarter compared to 6.85% for the three months ended March 31, 2002. Loan balances averaged $382.0 million for the current quarter, up $29.3 million (8.3%) from $352.7 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, interest income on investments and other deposits decreased by $198 thousand (24.3%) compared to the quarter ended March 31, 2002. The decrease was due to lower yields as funds from security maturities and calls were reinvested at lower rates. The weighted-average yield on securities and other deposits was 3.55% for the current quarter compared to 4.84% for the three months ended March 31, 2002. Securities and other deposits averaged $69.4 million for the current quarter, up $2.0 million (3.0%) from $67.4 million for the three months ended March 31, 2002.

     Interest expense for deposits decreased by $564 thousand (24.7%) during the current quarter compared to the three months ended March 31, 2002. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended March 31, 2003 was 1.74% compared to 2.55% for the quarter ended March 31, 2002. Total deposit balances averaged $395.6 million for the current quarter, up $37.6 million (10.5%) from $358.0 million for the quarter ended March 31, 2002. Interest expense on borrowed funds decreased by $60 thousand (15.9%) during the current quarter due to a decrease in average daily balances. The weighted-average cost of borrowed funds was 3.57% for the current quarter compared to 3.44% for the three months ended March 31, 2002. Borrowed funds averaged $35.5 million during the quarter ended March 31, 2003, a decrease of $8.4 million (19.1%) from $43.9 million for the quarter ended March 31, 2002.

     Noninterest income for the quarter ended March 31, 2003 was $744 thousand, up $108 thousand (17.0%) from $636 thousand for the quarter ended March 31, 2002. During the current quarter fees and service charges totaled $435 thousand, an increase of $40 thousand (10.1%) from $395 thousand for the quarter ended March 31, 2002. The increase was due to account growth and increased activity. Gains on sales of loans totaled $142 thousand for the three months ended March 31, 2003, compared to $36 thousand during the three months ended March 31, 2002, due to increased sales volume. Loan sales for the three months ended March 31, 2003, totaled $4.9 million compared to $2.7 million for the three months ended March 31, 2002. Fees from Trust operations totaled $122 thousand for the quarter ended March 31, 2003, an increase of $19 thousand (18.4%) from $103 thousand for the quarter ended March 31, 2002. During the three months ended March 31, 2003, the Bancorp reported $45 thousand in gains on the sale of securities compared to $89 thousand for the three months ended March 31, 2002, as the Bancorp continues to sell securities with expected calls. Securities sales for the three months ended March 31, 2003, totaled $2.1 million compared to $6.0 million for the three months ended March 31, 2002.

     Noninterest expense for the quarter ended March 31, 2003 was $2.9 million, up $321 thousand (12.3%) from $2.6 million for the three months ended March 31, 2002. Increases were due primarily to account growth, system usage and expansion of banking activities. The increase in compensation and benefits was due to additional staffing for current operations. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 54.7% for the quarter ended March 31, 2003 compared to 53.9% for the three months ended March 31, 2002. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended March 31, 2003 totaled $861 thousand compared to $792 thousand for the three months ended March 31, 2002, an increase of $69 thousand (8.7%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp was 37.4% for the three months ended March 31, 2003 compared to 37.8% for the three months ended March 31, 2002.

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

     Interest Rate Risk. The Bancorp’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk (IRR) is the risk that the earnings and capital will be adversely affected by changes in interest rates. Further discussion of interest rate risk can be found under the caption “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this document.

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

     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of March 31, 2003 and December 31, 2002. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

March 31, 2003		Net Interest Income		Net Economic Value of Equity

Change in rates	Amount	% Chg.	Policy Limit %	Amount	% Chg.	Policy Limit %
2%	$18,045	-3.6	-20	$52,380	-11.3	-30

1%	$18,534	-1.0	-10	$57,199	-3.2	-15

0%	$18,712	0.0		$59,073	0.0

-1%	$18,567	-0.8	-10	$59,025	-0.8	-15

-2%	$17,916	-4.3	-20	$59,305	0.4	-30

December 31, 2002		Net Interest Income		Net Economic Value of Equity

Change in rates	Amount	% Chg.	Policy Limit %	Amount	% Chg.	Policy Limit %
2%	$17,516	-2.2	-20	$49,110	-10.7	-30

1%	$17,886	-0.1	-10	$53,691	-2.3	-15

0%	$17,910	0.0		$54,969	0.0

-1%	$17,796	-0.6	-10	$54,515	-0.8	-15

-2%	$17,439	-2.6	-20	$54,793	-0.3	-30

     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At March 31, 2003, an increase in interest rates of 2% would have resulted in a 3.6% decrease in net interest income and an 11.3% decrease in the net economic value of equity compared to decreases of 2.2% and 10.7% at December 31, 2002. During the three months ended March 31, 2003, the Bancorp has managed interest rate risk by selling fixed rate loans with contractual maturities exceeding fifteen years, investing cash equivalents in higher yielding interest earning assets and implementing net interest income pricing strategies.

Item 4. Controls and Procedures

     (a)  Based on an evaluation of the Bancorp’s disclosure controls and procedures (as defined in §§ 240.13a-14(c) and 240.15b-14(c)) as of April 8, 2003, the Bancorps’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

     (b)  There have been no significant changes in the Bancorp’s internal controls and other factors that could significantly affect these controls subsequent to April 8, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     (b)  Reports on Form 8-K.

There are no matters reportable under this item.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: May 5, 2003	/s/ David A. Bochnowski David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date: May 5, 2003	/s/ Edward J. Furticella Edward J. Furticella Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, David A. Bochnowski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NorthWest Indiana Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ David A. Bochnowski David A. Bochnowski Chairman of the Board and Chief Executive Officer

I, Edward J. Furticella, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NorthWest Indiana Bancorp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ Edward J. Furticella Edward J. Furticella Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.