Form 10-Q
period 2003-06-30
NORTHWEST INDIANA BANCORP
filed 2003-08-08
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003, or

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

There were 2,744,774 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2003.

NorthWest Indiana Bancorp
Index

			Page
			Number

PART I Financial Information

	Item 1	Consolidated Financial Statements of NorthWest Indiana Bancorp

		Consolidated Balance Sheets, June 30, 2003 and December 31, 2002	1

		Consolidated Statements of Income, Three and Six Months Ended
		June 30, 2003 and 2002	2

		Consolidated Statements of Changes in Stockholders’ Equity, Three and Six
		Months Ended June 30, 2003 and 2002	3

		Consolidated Statements of Cash Flows, Six Months Ended June 30, 2003

		and 2002	4

		Notes to Consolidated Financial Statements	5-6

	Item 2	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	7-16

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	17-18

	Item 4	Controls and Procedures	19

PART II. Other Information			20-21

SIGNATURES			22

EXHIBITS			23-26

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002
(Dollars in thousands)	(unaudited)

ASSETS
Cash and non-interest bearing balances in financial institutions	$19,721	$18,026
Interest bearing balances in financial institutions	9,135	15,625
Federal funds sold	787	1,549

Total cash and cash equivalents	29,643	35,200
Securities available-for-sale	53,672	56,002
Securities held-to-maturity; fair value: June 30, 2003 - $280, December 31, 2002 - $594	269	569
Loans held for sale	614	601
Loans receivable	395,902	380,428
Less: allowance for loan losses	(3,803)	(3,635)

Net loans receivable	392,099	376,793
Federal Home Loan Bank stock	2,707	2,672
Accrued interest receivable	2,251	2,363
Premises and equipment	11,673	9,460
Foreclosed real estate	700	127
Other assets	2,915	4,215

Total assets	$496,543	$488,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$44,347	$36,308
Interest bearing	367,913	370,365

Total	412,260	406,673
Borrowed funds	39,609	36,065
Accrued expenses and other liabilities	4,282	6,116

Total liabilities	456,151	448,854
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;	—	—
shares issued: June 30, 2003 - 2,812,938,	352	351
December 31, 2002 - 2,807,293
shares outstanding: June 30, 2003 - 2,744,774,
December 31, 2002 - 2,739,129
Additional paid in capital	3,443	3,392
Accumulated other comprehensive income	879	950
Retained earnings	37,158	35,895
Treasury stock, common shares at cost: June 30, 2003 - 68,164,
December 31, 2002 - 68,16	(1,440)	(1,440)

Total stockholders’ equity	40,392	39,148

Total liabilities and stockholders’ equity	$496,543	$488,002

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,

	2003	2002	2003	2002

Interest income:
Loans receivable
Real estate loans	$5,418	$5,467	$10,836	$10,796
Commercial loans	503	566	1,002	1,111
Consumer loans	99	138	202	301

Total loan interest	6,020	6,171	12,040	12,208
Securities	502	758	1,100	1,568
Other interest earning assets	33	64	52	69

Total interest income	6,555	6,993	13,192	13,845

Interest expense:
Deposits	1,610	2,186	3,327	4,467
Borrowed funds	326	387	643	764

Total interest expense	1,936	2,573	3,970	5,231

Net interest income	4,619	4,420	9,222	8,614
Provision for loan losses	140	150	260	280

Net interest income after provision for loan losses	4,479	4,270	8,962	8,334

Noninterest income:
Fees and service charges	465	442	900	837
Gain on sale of loans, net	174	17	316	53
Trust operations	112	173	234	276
Gain on sale of securities, net	43	—	88	89
Gain/(loss) on sale of foreclosed real estate	—	15	(4)	24
Other	12	10	16	14

Total noninterest income	806	657	1,550	1,293

Noninterest expense:
Compensation and benefits	1,508	1,484	3,082	2,936
Occupancy and equipment	498	443	1,006	861
Data processing	164	158	334	291
Marketing	48	45	101	88
Other	729	598	1,347	1,154

Total noninterest expense	2,947	2,728	5,870	5,330

Income before income tax expenses	2,338	2,199	4,642	4,297
Income tax expenses	872	832	1,733	1,624

Net income	$1,466	$1,367	$2,909	$2,673

Earnings per common share:
Basic	$0.53	$0.50	$1.06	$0.98
Diluted	$0.53	$0.49	$1.05	$0.97
Dividends declared per common share	$0.30	$0.28	$0.60	$0.56

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,

	2003	2002	2003	2002

Balance at beginning of period	$39,638	$36,231	$39,148	$35,882
Comprehensive income:
Net income	1,466	1,367	2,909	2,673
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	78	641	(71)	377

Comprehensive income	1,544	2,008	2,838	3,050
Issuance of shares of common stock	33	56	51	128
Cash dividends	(823)	(767)	(1,645)	(1,532)

Balance at end of period	$40,392	$37,528	$40,392	$37,528

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,909	$2,673

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(10,104)	(2,432)
Sale of loans originated for sale	10,303	3,107
Depreciation and amortization, net of accretion	865	598
Amortization of mortgage servicing rights	54	20
Mortgage servicing rights valuation allowance	15	—
Amortization of investment in real estate limited partnerships	25	25
Equity in (gain)/loss of investment in limited partnership, net of interest received	11	(7)
Equity in gain of investment in limited liability corporation	(25)	—
Net gains on sale of securities	(88)	(89)
Net gains on sale of loans	(316)	(53)
Net (gain)/loss on sale of foreclosed real estate	4	(24)
Provision for loan losses	260	280
Net change in:
Interest receivable	112	(33)
Other assets	(963)	(472)
Accrued expenses and other liabilities	435	237

Total adjustments	588	1,157

Net cash from operating activities	3,497	3,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	18,299	3,101
Proceeds from sales of securities available-for-sale	8,443	6,021
Purchase of securities available-for-sale	(24,768)	(3,057)
Proceeds from maturities and pay downs of securities held-to-maturity	300	1,000
Purchase of Federal Home Loan Bank Stock	(35)	(350)
Loan participations purchased	(4,720)	(9,711)
Net change in loans receivable	(11,460)	(12,890)
Purchase of premises and equipment, net	(2,743)	(606)
Proceeds from sale of foreclosed real estate	37	104

Net cash from investing activities	(16,647)	(16,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	5,587	22,733
Proceeds from FHLB advances	3,000	7,000
Repayment from FHLB advances	—	(3,000)
Change in other borrowed funds	544	(8,268)
Proceeds from issuance of common stock	51	128
Dividends paid	(1,589)	(1,475)

Net cash from financing activities	7,593	17,118

Net change in cash and cash equivalents	(5,557)	4,560
Cash and cash equivalents at beginning of period	35,200	16,936

Cash and cash equivalents at end of period	$29,643	$21,496

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,970	$5,260
Income taxes	$1,784	$1,685
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$614	$359

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

      The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiary, Peoples Service Corporation. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the balance sheets of the Bancorp as of June 30, 2003 and December 31, 2002, and the statements of income and changes in stockholders’ equity for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The income reported for the six month period ended June 30, 2003 is not necessarily indicative of the results to be expected for the full year.

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

Note 4 — Reclassifications

      Certain amounts reported in the December 31, 2002 consolidated financial statements and the June 30, 2002 Form 10-Q have been reclassified to conform to the June 30, 2003 presentation.

      Note 5 — Newly Issued Accounting Guidance

      In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. As the Bancorp does not have these instruments this statement is not anticipated to materially affect the Bancorp’s operating results or financial condition.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be classified. All financial instruments that are within the scope of this statement should now be classified as liabilities. This statement is effective for financial statements entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 13, 2003. As the Bancorp does not have these instruments this statement is not anticipated to materially affect the Bancorp’s operating results or financial condition.

Note 6 — Stock Compensation

      The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the grant date; therefore, no compensation expense has been recorded for stock options granted.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income as reported	$1,466	$1,367	$2,909	$2,673
Proforma net income	1,455	1,357	2,887	2,653
Reported earnings per common share
Basic	0.53	0.50	1.06	0.98
Diluted	0.53	0.49	1.05	0.97
Proforma earnings per common share
Basic	0.53	0.50	1.05	0.97
Diluted	0.53	0.49	1.04	0.96

      The weighted average fair value of stock options granted during the six months ended June 30, 2003 and 2002 were $1.42 and $1.82. The fair value of options granted during the six months ended June 30, 2003 and 2002 were estimated using an option pricing model with the following weighted average information as of the grant dates:

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

			Weighted-
			Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at December 31, 2002	70,217	116,818	$19.71
Options exercised	—	(3,095)	16.79
Options issued	(23,025)	23,025	25.25

Balance at June 30, 2003	47,192	136,748	20.71

      At June 30, 2003, options outstanding had a weighted average remaining life of approximately 6 to 7 years. There were 41,416 options exercisable June 30, 2003 with a weighted-average exercise price of $17.75.

      During the current six month period, pursuant to the Bancorp’s Stock Option and Incentive Plan the Options Committee granted the issuance of restricted stock to several employees. At June 30, 2003, 2,550 restricted shares were issued at a price of $25.25 per share. Stock restrictions generally expire upon completion of five years of service after the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

      NorthWest Indiana Bancorp (the Bancorp) is a bank holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB, an Indiana savings bank, is a wholly owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for the Bank.

      At June 30, 2003, the Bancorp had total assets of $496.5 million and total deposits of $412.3 million. Stockholders’ equity totaled $40.4 million or 8.1% of total assets, with book value per share at $14.72. Net income for the six months ended June 30, 2003, was $2.9 million, or $1.06 per common share for basic and $1.05 for diluted calculations. The annualized return on average assets (ROA) was 1.22%, while the annualized return on average stockholders’ equity (ROE) was 14.56%, for the six months ended June 30, 2003.

Financial Condition

      During the six months ended June 30, 2003, total assets increased by $8.5 million (1.8%), with interest-earning assets increasing by $5.6 million (1.2%). At June 30, 2003, interest-earning assets totaled $463.1 million and represented 93.3% of total assets. During the six months ended June 30, 3003, premises and equipment increased by $2.2 million (23.4%), as a result of funding the construction of a new corporate center.

      Loans receivable totaled $395.9 million at June 30, 2003, compared to $380.4 million at December 31, 2002. At June 30, 2003, loans receivable represented 85.6% of interest-earning assets, 79.9% of total assets and 96.0% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $18.4 million (4.6%) in construction and development loans, $230.8 million (58.3%) in residential mortgage loans, $11.3 million (2.9%) in multifamily loans, $88.1 million (22.3%) in commercial real estate loans, $5.4 million (1.4%) in consumer loans, and $41.9 million (10.5%) in commercial business and other loans. Adjustable rate loans comprised 37.4% of total loans at June 30, 2003. During the six months ended June 30, 2003, loans increased by $15.5 million (4.1%), including $8.5 million in residential mortgage loans, $4.9 million in construction and development loans and $1.7 million in commercial business loans. Management believes that, despite concerns about the pace of economic activity and uncertainty of world affairs, the positive trend in loan growth will continue during the remaining months of 2003 because of a low interest rate environment and an aggressive marketing and call program effort. Management expects to fund loan growth with increased core account balances, borrowed funds and a reduction in investments.

      The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities exceeding 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the six months ended June 30, 2003, the Bancorp sold $10.3 million in fixed rate mortgages compared to $3.1 million during the six months ended June 30, 2002. Net gains realized from current year sales totaled $316 thousand compared to $53 thousand for the six months ended June 30, 2002. At June 30, 2003, the Bancorp had $614 thousand classified as loans held for sale.

      The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Investments are generally for terms ranging from one day to seven years. The investment portfolio totaled $66.6 million at June 30, 2003, compared to $76.4 million at December 31, 2002. At June 30, 2003, the investment portfolio represented 14.4% of interest-earning assets, 13.4% of total assets and was invested as follows: 73.5% in U.S. government agency debt securities, 1.6% in municipal securities, and 24.9% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations. At June 30, 2003, securities available-for-sale (AFS) totaled $53.7 million or 99.5% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at June 30, 2003, the Bancorp had $9.1 million in interest bearing balances in financial institutions, $787 thousand in federal funds sold, and $2.7 million in Federal Home Loan Bank (FHLB) stock. During the six months ended June 30, 2003, securities decreased by $2.6 million (4.6%), as proceeds from maturing and sold securities with expected calls provided funding for loan growth.

      At June 30, 2003, nonperforming loans, which include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status, totaled $2.0 million, a decrease of $357 thousand from December 31, 2002. The ratio of nonperforming loans to total loans was 0.51% at June 30, 2003, compared to 0.63% at December 31, 2002. The ratio of nonperforming loans to total assets was 0.41% at June 30, 2003, compared to 0.49% at December 31, 2002. The June 30, 2003 balance includes $1.7 million in loans accounted for on a non-accrual basis and $366 thousand in accruing loans which were contractually past due 90 days or more. At June 30, 2003, $2.4 million of the Bancorp’s loans were internally classified as substandard compared to $2.8 million reported at December 31, 2002. There was one loan for $15 thousand classified as doubtful. No loans were classified as loss. Substandard loans include nonperforming loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. Doubtful loans include nonperforming loans and potential problem loans, where information about possible credit issues or other conditions causes management to believe that there is a strong probability of loss to the Bancorp.

      The balance for nonperforming and substandard loans at June 30, 2003, includes one loan totaling $327 thousand to a commercial customer, which has been classified as impaired. At June 30, 2003, the Bancorp had three loans, including the aforementioned impaired loan, to three borrowers totaling $511 thousand classified as impaired compared to $1.3 million at December 31, 2002. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the six months ended June 30, 2003.

      At June 30, 2003, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at June 30, 2003, there was no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not anticipate that any of the nonperforming loans or classified loans would materially impact future operations, liquidity or capital resources.

      During the six months ended June 30, 2003, additions to the ALL account totaled $260 thousand compared to $280 thousand for the six months ended June 30, 2002. Charge-offs, net of recoveries, totaled $92 thousand for the current period compared to charge-offs net of recoveries of $304 thousand for the six months ended June 30, 2002. The determination of the amounts of the ALL and provisions for loan losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectibility as of the reporting date. The appropriateness of the current year provision and the overall adequacy of the ALL are determined through a disciplined and consistently applied quarterly process that combines a review of the current position with a risk assessment worksheet.

      The risk assessment worksheet covers the residential, commercial real estate, commercial business, and consumer loan portfolios. Management uses a risk rating system to assist in determining the appropriate level for the ALL. Management assigns risk factors to nonperforming loans; loans that management has internally classified as substandard, doubtful, loss, or watch; and, performing loans. Risk factors are based on an evaluation of the Bank’s own historical information, industry trends, and subjective assessment and interpretation. While management evaluates the loan portfolio as a pool, judgment is applied to determine risk factors associated with impaired loans and large commercial loans. In addition to the risk assessment worksheet, management reviews charge-off and recovery activity, balances and trends for nonperforming and internally classified loans, current year loan portfolio growth, changes in portfolio mix and general economic conditions.

      The ALL to total loans was 0.96% at both June 30, 2003 and December 31, 2002, while the ALL to nonperforming loans (coverage ratio) was 187.5% compared to 152.4% for the same periods. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been made. The June 30, 2003 balance in the ALL account of $3.8 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to nonperforming loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and nonperforming loans based on current information available.

      At June 30, 2003, foreclosed real estate totaled $700 thousand compared to $127 thousand at December 31, 2002. The current year balance is comprised of one commercial property. Management is actively seeking a purchaser for the property.

      Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At June 30, 2003, deposits totaled $412.3 million. During the six months ended June 30, 2003, deposits increased by $5.6 million (1.4%). Checking accounts increased by $7.8 million (9.0%) and savings accounts increased $4.3 million (6.7%). During the period, money market deposit accounts (MMDA’s) decreased $4.2 million (6.4%) and certificates of deposits decreased by $2.3 million (1.2%). At June 30, 2003, the deposit base was comprised of 22.9% checking accounts, 14.9% MMDA’s, 16.6% savings accounts and 45.6% certificates of deposit. The growth in deposits was a result of competitive product offerings, an aggressive marketing program, and volatility in the financial markets.

      Borrowings are primarily used to fund asset growth not supported by deposit generation. At June 30, 2003, borrowed funds totaled $39.6 million compared to $36.1 million at December 31, 2002, an increase of $3.5 million (9.8%). Retail repurchase agreements totaled $12.5 million at June 30, 2003, compared to $12.6 million at December 31, 2002, a decrease of $161 thousand (1.3%). FHLB advances totaled $24.5 million at June 30, 2003, compared to $21.5 million at December 31, 2002, an increase of $3.0 million, as the Bancorp extended the maturity structure of interest-bearing liabilities at cost effective interest rates. Other short-term borrowings totaled $2.6 million at June 30, 2003, compared to $1.9 million at December 31, 2002, an increase of $705 thousand to meet short-term funding requirements.

Liquidity and Capital Resources

      For the Bancorp, liquidity management refers to the ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, and pay dividends and operating expenses. Because the Bancorp is subject to legal reserve requirements under Federal Reserve Regulation D, liquidity is managed to ensure that the Bancorp maintains an adequate level of legal reserves. In addition, liquidity is managed to meet the cash demands of depositors and its loan customers. Because profitability and liquidity are often conflicting objectives, management attempts to maximize the Bancorp’s net interest margin by making adequate, but not excessive, liquidity provisions.

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

      During the six months ended June 30, 2003, cash and cash equivalents decreased $5.6 million compared to a $4.6 million increase for the six months ended June 30, 2002, as interest bearing balances in financial institutions were used to fund loan portfolio growth during the current six months. The primary sources of cash were proceeds from maturities and sales of securities, loan sales, deposit growth, FHLB advances and cash provided by operating activities. The primary uses of cash were loan originations, purchase of securities, construction disbursements for the new corporate center and the payment of common stock dividends. During the current six months cash provided by operating activities totaled $3.5 million compared to $3.8 million for the six months ended June 30, 2002. Cash outflows from investing activities totaled $16.6 million compared to $16.4 million for the six months ended June 30, 2002. The increase for the current period was due primarily to construction disbursements for the new corporate center. Net cash inflows from financing activities totaled $7.6 million during the current period compared to $17.1 million for the six months ended June 30, 2002. The decrease in net cash inflows was primarily due to planned deposit withdrawals by a local municipality during the first quarter of 2003. The Bancorp paid dividends on common stock of $1.6 million during the current six months compared to $1.5 million for the six months ended June 30, 2002.

      At June 30, 2003, outstanding commitments to fund loans totaled $70.6 million. Approximately 84% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity. The following table presents the Bancorp’s consolidated long term, non-deposit related, contractual obligations as well as commitments to extend credit to our borrowers, in aggregate and by payment due dates at June 30, 2003. Dollar amounts are in thousands.

	Less Than	One Through	Four Through	After	Total
	One Year	Three Years	Five Years	Five Years
Long-term contractual obligations:
FHLB advances	$4,000	$18,500	$—	$2,000	$24,500
Limited partnership obligation	63	127	89	—	279

Total long-term contractual obligations	4,063	18,627	89	2,000	24,779

Commitments to extend credit:
Commitments to make loans & unused approved lines of credit	27,795	42,849	—	—	70,644
Performance standby letters of credit	1,283	202	—	—	1,485

Total commitments to extend credit	29,078	43,051	—	—	72,129

Total long-term contractual obligations and commitments to extend credit	$33,141	$61,678	$89	$2,000	$96,908

      During 2003, the Bancorp will complete the construction of a state-of-the-art corporate center in Munster, Indiana. The cost of the new facility is expected to be approximately $5.3 million. During the current six months construction disbursements totaled $2.4 million. Approximately $1.4 million in additional construction disbursements will occur in 2003. For the six months ended June 30, 2003, capitalized interest totaled $29 thousand. The facility will not have a material impact on noninterest expense during 2003. The corporate center will afford the Bancorp the opportunity to continue offering superior customer service, while providing for future growth and operating efficiencies.

      Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2003, stockholders’ equity increased by $1.2 million (3.2%). The increase resulted primarily from earnings of $2.9 million during the period. In addition, $51 thousand represents proceeds from the exercise of 3,095 stock options. The Bancorp declared $1.6 million in cash dividends for the six month period ended June 30, 2003. The net unrealized loss on available-for-sale securities, net of tax was $71 thousand for the current period.

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

      The following table shows that, at June 30, 2003, and December 31, 2002, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

At June 30, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$43.2	12.9%	$26.8	8.0%	$33.5	10.0%
Tier 1 capital to risk-weighted assets	$39.4	11.8%	$13.4	4.0%	$20.1	6.0%
Tier 1 capital to adjusted average assets	$39.4	8.2%	$14.5	3.0%	$24.2	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized

At December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$41.8	13.1%	$25.6	8.0%	$32.0	10.0%
Tier 1 capital to risk-weighted assets	$38.1	11.9%	$12.8	4.0%	$19.2	6.0%
Tier 1 capital to adjusted average assets	$38.1	7.6%	$15.0	3.0%	$25.0	5.0%

      The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in the light of the financial condition of the Bank. The aggregate amount of dividends which may be declared by the Bank in 2003, without prior regulatory approval, approximates $4,953,000 plus current 2003 net profits.

Results of Operations — Comparison of the Quarter Ended June 30, 2003 to the Quarter Ended June 30, 2002

      Net income for the three months ended June 30, 2003 was $1.5 million compared to $1.4 million for the quarter ended June 30, 2002, an increase of $99 thousand (7.2%), principally due to decreases in interest expense and increases in noninterest income. The earnings represent a ROA of 1.21% for the quarter ended June 30, 2003 compared to 1.17% for the quarter ended June 30, 2002. The ROE was 14.58% for the current quarter compared to 14.75% for the quarter ended June 30, 2002.

      Net interest income for the three months ended June 30, 2003 was $4.6 million, up $199 thousand (4.5%), compared to $4.4 million for the quarter ended June 30, 2002. The increase was due to the cost of funds falling more rapidly than the yield on earning assets. The weighted-average yield on interest-earning assets was 5.74% for the three months ended June 30, 2003 compared to 6.32% for the three months ended June 30, 2002. The weighted-average cost of funds for the quarter ended June 30, 2003, was 1.76% compared to 2.42% for the quarter ended June 30, 2002. The impact of the 5.74% return on interest-earning assets and the 1.76% cost of funds resulted in an interest rate spread of 3.98% for the current quarter compared to 3.90% for the quarter ended June 30, 2002. During the current quarter, total interest income decreased by $438 thousand (6.3%) while total interest expense decreased by $637 thousand (24.8%). The net interest margin was 4.04% for the three months ended June 30, 2003 compared to 3.99% for the quarter ended June 30, 2002.

      During the three months ended June 30, 2003, interest income from loans decreased by $151 thousand (2.4%) compared to the three months ended June 30, 2002. The decrease was due to lower yields on loans outstanding, as the current interest rate environment resulted in new originations at low rates, and continued increases in prepayment, modification and refinance activity. The weighted-average yield on loans outstanding was 6.21% for the current quarter compared to 6.76% for the three months ended June 30, 2002. Loan balances averaged $387.5 million for the current quarter, up $22.2 million (6.1%) from $365.3 million for the three months ended June 30, 2002. During the three months ended June 30, 2003, interest income on investments and other deposits decreased by $287 thousand (34.9%) compared to the quarter ended June 30, 2002. The decrease was due to lower yields as funds from security maturities and calls were reinvested at lower rates. The weighted-average yield on securities and other deposits was 3.08% for the current quarter compared to 4.24% for the three months ended June 30, 2002. Securities and other deposits averaged $69.7 million for the current quarter, down $7.9 million (10.2%) from $77.6 million for the three months ended June 30, 2002.

      Interest expense for deposits decreased by $576 thousand (26.3%) during the current quarter compared to the three months ended June 30, 2002. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended June 30, 2003 was 1.60% compared to 2.28% for the quarter ended June 30, 2002. Total deposit balances averaged $402.7 million for the current quarter, up $19.7 million (5.1%) from $383.0 million for the quarter ended June 30, 2002. Interest expense on borrowed funds decreased by $61 thousand (15.8%) during the current quarter due to a decrease in average daily balances. The weighted-average cost of borrowed funds was 3.51% for the current quarter compared to 3.64% for the three months ended June 30, 2002. Borrowed funds averaged $37.1 million during the quarter ended June 30, 2003, a decrease of $5.4 million (12.7%) from $42.5 million for the quarter ended June 30, 2002.

      Noninterest income for the quarter ended June 30, 2003 was $806 thousand, up $149 thousand (22.7%) from $657 thousand for the quarter ended June 30, 2002. During the current quarter fees and service charges totaled $465 thousand, an increase of $23 thousand (5.2%) from $442 thousand for the quarter ended June 30, 2002. The increase was due to customer account growth and increased customer account activity. Gains on sales of loans totaled $174 thousand for the three months ended June 30, 2003, compared to $17 thousand during the three months ended June 30, 2002, due to increased sales volume. Loan sales for the three months ended June 30, 2003, totaled $5.3 million compared to $427 thousand for the three months ended June 30,

2002. Fees from Trust operations totaled $112 thousand for the quarter ended June 30, 2003, a decrease of $61 thousand (35.3%) from $173 thousand for the quarter ended June 30, 2002. During the three months ended June 30, 2003, the Bancorp reported $43 thousand in gains on the sale of securities, due to the sales of securities with expected calls and high prepayment speeds. No securities were sold during the three months ended June 30, 2002. Securities sales for the three months ended June 30, 2003 totaled $6.3 million.

      Noninterest expense for the quarter ended June 30, 2003 was $2.9 million, up $219 thousand (8.0%) from $2.7 million for the three months ended June 30, 2002. Increases were due primarily to account growth, system usage and expansion of banking activities. The increase in compensation and benefits was due to additional staffing for current operations. The increase in occupancy expense was due to increased depreciation expense for planned capital expenditures. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 54.3% for the quarter ended June 30, 2003 compared to 53.7% for the three months ended June 30, 2002. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

      Income tax expenses for the three months ended June 30, 2003 totaled $872 thousand compared to $832 thousand for the three months ended June 30, 2002, an increase of $40 thousand (4.8%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp was 37.3% for the three months ended June 30, 2003 compared to 37.8% for the three months ended June 30, 2002.

Results of Operations — Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

      Net income for the six months ended June 30, 2003 was $2.9 million compared to $2.7 million for the six months ended June 30, 2002, an increase of $236 thousand (8.8%), principally due to decreases in interest expense and increases in noninterest income. The earnings represent a ROA of 1.22% for the six months ended June 30, 2003 compared to 1.18% for the six months ended June 30, 2002. The ROE was 14.56% for the current six months compared to 14.54% for the six months ended June 30, 2002.

      Net interest income for the six months ended June 30, 2003 was $9.2 million, up $608 thousand (7.1%), compared to $8.6 million for the six months ended June 30, 2002. The increase was due to the cost of funds falling more rapidly than the yield on earning assets. The weighted-average yield on interest-earning assets was 5.81% for the six months ended June 30, 2003 compared to 6.42% for the six months ended June 30, 2002. The weighted-average cost of funds for the six months ended June 30, 2003, was 1.82% compared to 2.53% for the six months ended June 30, 2002. The impact of the 5.81% return on interest-earning assets and the 1.82% cost of funds resulted in an interest rate spread of 3.98% for the current six months compared to 3.89% for the six months ended June 30, 2002. During the current six months, total interest income decreased by $653 thousand (4.7%) while total interest expense decreased by $1.3 million (24.1%). The net interest margin was 4.06% for the six months ended June 30, 2003 compared to 3.99% for the six months ended June 30, 2002.

      During the six months ended June 30, 2003, interest income from loans decreased by $168 thousand (1.4%) compared to the six months ended June 30, 2002. The decrease was due to lower yields on loans outstanding, as the current interest rate environment resulted in new originations at low rates, and continued increases in prepayment, modification and refinance activity. The weighted-average yield on loans outstanding was 6.26% for the current six months compared to 6.80% for the six months ended June 30, 2002. Loan balances averaged $384.7 million for the current six months, up $25.7 million (7.2%) from $359.0 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, interest income on investments and other deposits decreased by $485 thousand (29.6%) compared to the six months ended June 30, 2002. The decrease was due to lower yields as funds from security maturities and calls were reinvested at lower rates. The weighted-average yield on securities and other deposits was 3.31% for the current period compared to 4.51% for the six months ended June 30, 2002. Securities and other deposits averaged $69.5 million for the current six months, down $3.0 million (4.1%) from $72.5 million for the six months ended June 30, 2002.

      Interest expense for deposits decreased by $1.1 million (25.5%) during the current six months compared to the six months ended June 30, 2002. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the six months ended June 30, 2003 was 1.67% compared to 2.41% for the six months ended June 30, 2002. Total deposit balances averaged $399.2 million for the current six months, up $28.6 million (7.7%) from $370.6 million for the six months ended June 30, 2002. Interest expense on borrowed funds decreased by $121 thousand (15.8%) during the current six months due to a decrease in average daily balances. The weighted-average cost of borrowed funds was 3.54% for the six months ended June 30, 2003 and 2002. Borrowed funds averaged $36.3 million during the six months ended June 30, 2003, a decrease of $6.9 million (16.0%) from $43.2 million for the six months ended June 30, 2002.

      Noninterest income for the six months ended June 30, 2003 was $1.6 million, up $257 thousand (19.9%) from $1.3 million for the six months ended June 30, 2002. During the current six months fees and service charges totaled $900 thousand, an increase of $63 thousand (7.5%) from $837 thousand for the six months ended June 30, 2002. The increase was due to account growth and increased activity. Gains on sales of loans totaled $316 thousand for the six months ended June 30, 2003, compared to $53 thousand during the six months ended June 30, 2002, due to increased sales volume. Loan sales for the six months ended June 30, 2003, totaled $10.3 million compared to $3.1 million for the six months ended June 30, 2002. Fees from Trust operations totaled $234 thousand for the six months ended June 30, 2003, a decrease of $42 thousand (15.2%) from $276 thousand for the six months ended June 30, 2002. During the six months ended June 30, 2003, the Bancorp reported $88 thousand in gains on the sale of securities compared to $89 thousand for the six months ended June 30, 2002, as securities with expected calls and high prepayment speeds were sold. Securities sales for the six months ended June 30, 2003, totaled $8.4 million compared to $6.0 million for the six months ended June 30, 2002.

      Noninterest expense for the six months ended June 30, 2003 was $5.9 million, up $540 thousand (10.1%) from $5.3 million for the six months ended June 30, 2002. Increases were due primarily to account growth, system usage and expansion of banking activities. The increase in compensation and benefits was due to additional staffing for current operations. The increase in occupancy expense was due to increased depreciation expense for planned capital expenditures. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 54.5% for the six months ended June 30, 2003 compared to 53.8% for the six months ended June 30, 2002.

      Income tax expenses for the six months ended June 30, 2003 totaled $1.7 million compared to $1.6 million for the six months ended June 30, 2002, an increase of $109 thousand (6.7%). The increase was due to an increase in pretax earnings during the current period. The combined effective federal and state tax rates for the Bancorp was 37.3% for the six months ended June 30, 2003 compared to 37.8% for the six months ended June 30, 2002.

Critical Accounting Policies

      Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies are summarized below:

      Allowance for Loan Losses – The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses, and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. Loan losses are charged against the allowance when management believes that uncollectibility of a loan a balance is confirmed.

      Mortgage Servicing Rights – Mortgage servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondly as to prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Forward-Looking Statements

      Statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this filing, including the following:

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

      Interest Rate Risk. The Bancorp’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk (IRR) is the risk that the earnings and capital will be adversely affected by changes in interest rates. Further discussion of interest rate risk can be found in this report under Item 3., “Quantitative and Qualitative Disclosures About Market Risk”.

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

      Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of June 30, 2003 and December 31, 2002. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

June 30, 2003	Net Interest Income			Net Economic Value of Equity

Change in rates	Amount	% Chg.	Policy	Amount	% Chg.	Policy
			Limit %			Limit %
2%	$18,151	- 2.5	- 20	$52,239	- 9.4	- 30
1%	$18,592	- 0.1	- 10	$56,769	- 1.5	- 15
0%	$18,614	0.0		$57,650	0.0
-1%	$18,237	- 2.0	- 10	$56,775	- 1.5	- 15
-2%	$17,271	- 7.2	- 20	$57,137	- 0.9	- 30

December 31, 2002	Net Interest Income			Net Economic Value of Equity

Change in rates	Amount	% Chg.	Policy	Amount	% Chg.	Policy
			Limit %			Limit %
2%	$17,516	- 2.2	- 20	$49,110	- 10.7	- 30
1%	$17,886	- 0.1	- 10	$53,691	- 2.3	- 15
0%	$17,910	0.0		$54,969	0.0
-1%	$17,796	- 0.6	- 10	$54,515	- 0.8	- 15
-2%	$17,439	- 2.6	- 20	$54,793	- 0.3	- 30

      The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At June 30, 2003, an increase in interest rates of 2% would have resulted in a 2.5% decrease in net interest income and a 9.4% decrease in the net economic value of equity compared to decreases of 2.2% and 10.7% at December 31, 2002. During the six months ended June 30, 2003, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, investing cash equivalents in higher yielding interest earning assets and implementing net interest income pricing strategies.

Item 4. Controls and Procedures

      (a)  Evaluation of Disclosure Controls and Procedures.

      The Bancorp maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s management, with the participation of its principal executive officer and principal financial officer, evaluates the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2003, the Bancorps’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

      (b)  Changes in Internal Control Over Financial Reporting.

      There was no change in the Bancorp’s internal control over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

The Bancorp is not party to any material legal proceedings. From time to time, the Bank is a party to ordinary routine litigation incidental to its business, including foreclosures.

Item 2. Changes in Securities and Use of Proceeds

There are no matters reportable under this item.

Item 3. Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4. Submission of Matters to a Vote of Security Holders

The Bancorp held its annual meeting of shareholders on April 16, 2003. At this meeting the shareholders:

1.	Elected the following directors for a three-year term:

		Number of Votes
	For	Withheld	Against

David A. Bochnowski	1,811,070	2,708	2,400
James L. Wieser	1,804,878	2,708	8,592
Kenneth V. Krupinski	1,794,638	2,708	18,832

      Other directors whose term of office as a director continued after the meeting include:

Leroy F. Cataldi	Edward J. Furticella
Stanley E. Mize	Frank J. Bochnowski
Lourdes M. Dennison	Joel Gorelick
Gloria C. Gray

2.	Ratified the appointment of Crowe Chizek and Company LLC as the auditors for the Bancorp for the year ending December 31, 2003.

	For	Against	Abstain

Number of Votes	1,430,863	—	7,398

Item 5. Other Information

There are no matters reportable under this item.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)	Reports on Form 8-K.

Results of Operations and Financial Condition — On April 16, 2003, the Bancorp issued a press release reporting its financial results for the quarter ended March 31, 2003 and filed a Report on Form 8-K including a copy of the press release and unaudited supplemental financial information for such quarter as exhibits thereto.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: August 7, 2003	/s/ David A. Bochnowski David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date: August 7, 2003	/s/ Edward J. Furticella Edward J. Furticella Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications