Form 10-Q
period 2003-09-30
NORTHWEST INDIANA BANCORP
filed 2003-11-10
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to

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

There were 2,751,235 shares of the registrant’s Common Stock, without par value, outstanding at September 30, 2003.

NorthWest Indiana Bancorp
Index

			Page
			Number
PART I.	Financial Information

	Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp

		Consolidated Balance Sheets, September 30, 2003 and December 31, 2002	1

		Consolidated Statements of Income, Three and Nine Months Ended September 30, 2003 and 2002	2

		Consolidated Statements of Changes in Stockholders’ Equity, Three and Nine Months Ended September 30, 2003 and 2002	3

		Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2003 and 2002	4

		Notes to Consolidated Financial Statements	5-6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15-16

	Item 4.	Controls and Procedures	17

PART II.	Other Information		18-19

SIGNATURES			20

EXHIBITS			21-24

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002
(Dollars in thousands)	(unaudited)

ASSETS
Cash and non-interest bearing balances in financial institutions	$25,870	$18,026
Interest bearing balances in financial institutions	19,035	15,625
Federal funds sold	170	1,549

Total cash and cash equivalents	45,075	35,200
Securities available-for-sale	56,052	56,002
Securities held-to-maturity; fair value: September 30, 2003 - $1,542 December 31, 2002 - $594	1,542	569
Loans held for sale	1,944	601
Loans receivable	405,428	380,428
Less: allowance for loan losses	(3,869)	(3,635)

Net loans receivable	401,559	376,793
Federal Home Loan Bank stock	2,741	2,672
Accrued interest receivable	2,247	2,363
Premises and equipment	13,144	9,460
Foreclosed real estate	—	127
Other assets	3,178	4,215

Total assets	$527,482	$488,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$48,609	$36,308
Interest bearing	392,448	370,365

Total	441,057	406,673
Borrowed funds	41,293	36,065
Accrued expenses and other liabilities	4,205	6,116

Total liabilities	486,555	448,854
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: September 30, 2003 - 2,819,399, December 31, 2002 - 2,807,293 shares outstanding: September 30, 2003 - 2,751,235, December 31, 2002 - 2,739,129	352	351
Additional paid in capital	3,522	3,392
Accumulated other comprehensive income	616	950
Retained earnings	37,877	35,895
Treasury stock, common shares at cost: September 30, 2003 - 68,164, December 31, 2002 - 68,164	(1,440)	(1,440)

Total stockholders’ equity	40,927	39,148

Total liabilities and stockholders’ equity	$527,482	$488,002

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2003	2002	2003	2002

Interest income:
Loans receivable
Real estate loans	$5,463	$5,514	$16,299	$16,310
Commercial loans	538	555	1,540	1,666
Consumer loans	92	126	294	427

Total loan interest	6,093	6,195	18,133	18,403
Securities	453	735	1,553	2,303
Other interest earning assets	36	35	88	104

Total interest income	6,582	6,965	19,774	20,810

Interest expense:
Deposits	1,454	2,094	4,781	6,561
Borrowed funds	328	390	971	1,154

Total interest expense	1,782	2,484	5,752	7,715

Net interest income	4,800	4,481	14,022	13,095
Provision for loan losses	100	220	360	500

Net interest income after provision for loan losses	4,700	4,261	13,662	12,595

Noninterest income:
Fees and service charges	477	479	1,377	1,316
Gain on sale of loans, net	67	68	383	121
Trust operations	105	136	339	412
Gain on sale of securities, net	31	54	119	143
Gain/(loss) on sale of foreclosed real estate	—	16	(4)	40
Other	5	2	21	7

Total noninterest income	685	755	2,235	2,039

Noninterest expense:
Compensation and benefits	1,520	1,487	4,602	4,423
Occupancy and equipment	501	439	1,507	1,291
Data processing	174	175	508	466
Marketing	32	38	133	126
Other	731	617	2,078	1,771

Total noninterest expense	2,958	2,756	8,828	8,077

Income before income tax expenses	2,427	2,260	7,069	6,557
Income tax expenses	883	858	2,616	2,482

Net income	$1,544	$1,402	$4,453	$4,075

Earnings per common share:
Basic	$0.56	$0.51	$1.62	$1.49
Diluted	$0.55	$0.51	$1.60	$1.48
Dividends declared per common share	$0.30	$0.28	$0.90	$0.84

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2003	2002	2003	2002

Balance at beginning of period	$40,392	$37,528	$39,148	$35,882
Comprehensive income:
Net income	1,544	1,402	4,453	4,075
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	(263)	325	(334)	702

Comprehensive income	1,281	1,727	4,119	4,777
Issuance of shares of common stock	79	16	131	144
Cash dividends	(825)	(767)	(2,471)	(2,299)

Balance at end of period	$40,927	$38,504	$40,927	$38,504

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,453	$4,075

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(16,150)	(4,487)
Sale of loans originated for sale	15,025	5,279
Depreciation and amortization, net of accretion	1,307	915
Amortization of mortgage servicing rights	88	27
Amortization of investment in real estate limited partnerships	37	37
Equity in (gain)/loss of investment in limited partnership, net of interest received	11	(7)
Equity in gain of investment in limited liability corporation	(40)	—
Net gains on sale of securities	(119)	(143)
Net gains on sale of loans	(383)	(121)
Net (gain)/loss on sale of foreclosed real estate	4	(40)
Provision for loan losses	360	500
Net change in:
Interest receivable	116	34
Other assets	1,349	(791)
Accrued expenses and other liabilities	(1,072)	809

Total adjustments	533	2,012

Net cash from operating activities	4,986	6,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	22,800	6,260
Proceeds from sales of securities available-for-sale	10,488	8,886
Purchase of securities available-for-sale	(35,215)	(10,723)
Proceeds from maturities and pay downs of securities held-to-maturity	382	2,000
Purchase of securities held-to-maturity	(1,355)	—
Purchase of Federal Home Loan Bank stock	(69)	(448)
Loan participations purchased	(7,886)	(14,711)
Net change in loans receivable	(17,853)	(17,987)
Purchase of premises and equipment, net	(4,470)	(960)
Proceeds from sale of foreclosed real estate	737	104

Net cash from investing activities	(32,441)	(27,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	34,384	27,639
Proceeds from FHLB advances	5,000	9,000
Change in other borrowed funds	228	(12,525)
Proceeds from issuance of common stock	131	144
Dividends paid	(2,413)	(2,241)

Net cash from financing activities	37,330	22,017

Net change in cash and cash equivalents	9,875	525
Cash and cash equivalents at beginning of period	35,200	16,936

Cash and cash equivalents at end of period	$45,075	$17,461

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,765	$7,749
Income taxes	$2,692	$2,715
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$614	$514

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation and NWIN, LLC. NWIN, LLC began operations on July 25, 2003, as an investment subsidiary based in Las Vegas, Nevada. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2003 and December 31, 2002, and the consolidated statements of income and changes in stockholders’ equity for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The income reported for the nine month period ended September 30, 2003 is not necessarily indicative of the results to be expected for the full year.

Note 2 — Use of Estimates

     Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

Note 3 — Concentrations of Credit Risk

     The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

Note 4 — Reclassifications

     Certain amounts reported in the December 31, 2002 consolidated financial statements and the September 30, 2002 Form 10-Q have been reclassified to conform to the September 30, 2003 presentation.

Note 5 — Stock Compensation

     The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the grant date; therefore, no compensation expense has been recorded for stock options granted.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income as reported	$1,544	$1,402	$4,453	$4,075
Proforma net income	1,533	1,392	4,419	4,046
Reported earnings per common share
Basic	0.56	0.51	1.62	1.49
Diluted	0.55	0.51	1.60	1.48
Proforma earnings per common share
Basic	0.56	0.51	1.61	1.48
Diluted	0.55	0.50	1.59	1.47

     The weighted average fair value of stock options granted during the nine months ended September 30, 2003 and 2002 were $1.42 and $1.82. The fair value of options granted during the nine months ended September 30, 2003 and 2002 were estimated using an option pricing model with the following weighted average information as of the grant dates:

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

			Weighted-
			Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at December 31, 2002	70,217	116,818	$19.71
Options exercised	—	(12,106)	16.23
Options issued	(23,025)	23,025	25.25
Options forfeited	3,000	(3,000)	21.36

Balance at September 30, 2003	50,192	124,737	21.03

     At September 30, 2003, options outstanding had a weighted average remaining life of approximately 6 to 7 years. There were 34,555 options exercisable September 30, 2003 with a weighted-average exercise price of $18.75.

     During the current nine month period, pursuant to the Bancorp’s Stock Option and Incentive Plan the Options Committee granted the issuance of restricted stock to several employees. At September 30, 2003, 2,550 restricted shares were issued at a price of $25.25 per share. Stock restrictions generally expire upon completion of five years of service after the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

     NorthWest Indiana Bancorp (the Bancorp) is a bank holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB, an Indiana savings bank, is a wholly-owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for the Bank.

     At September 30, 2003, the Bancorp had total assets of $527.5 million and total deposits of $441.1 million. Stockholders’ equity totaled $40.9 million or 7.8% of total assets, with book value per share at $14.88. Net income for the nine months ended September 30, 2003, was $4.5 million, or $1.62 earnings per common share for basic and $1.60 for diluted calculations. The annualized return on average assets (ROA) was 1.22%, while the annualized return on average stockholders’ equity (ROE) was 14.77%, for the nine months ended September 30, 2003.

Financial Condition

     During the nine months ended September 30, 2003, total assets increased by $39.5 million (8.1%), with interest-earning assets increasing by $29.5 million (6.4%). At September 30, 2003, interest-earning assets totaled $486.9 million and represented 93.6% of total assets. During the nine months ended September 30, 3003, premises and equipment increased by $3.7 million (38.9%), as a result of funding the construction of a new corporate center.

     Loans receivable totaled $405.4 million at September 30, 2003, compared to $380.4 million at December 31, 2002. At September 30, 2003, loans receivable represented 83.7% of interest-earning assets, 76.9% of total assets and 91.9% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $18.3 million (4.5%) in construction and development loans, $234.1 million (57.7%) in residential mortgage loans, $10.6 million (2.6%) in multifamily loans, $96.4 million (23.8%) in commercial real estate loans, $5.1 million (1.3%) in consumer loans, and $40.9 million (10.1%) in commercial business and other loans. Adjustable rate loans comprised 39.0% of total loans at September 30, 2003. During the nine months ended September 30, 2003, loans increased by $25.0 million (6.6%), including $11.9 million in residential mortgage loans, $9.0 million in commercial real estate and $4.9 million in construction and development loans. Management believes that, despite concerns about the pace of economic activity and uncertainty of world affairs, the positive trend in loan growth will continue during the remaining months of 2003 because of a low interest rate environment and an aggressive marketing and call program effort. Management expects to fund loan growth with retail funds.

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities exceeding 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the nine months ended September 30, 2003, the Bancorp sold $15.0 million in fixed rate mortgages compared to $5.3 million during the nine months ended September 30, 2002. Net gains realized from current year sales totaled $383 thousand compared to $121 thousand for the nine months ended September 30, 2002. The increase in gains is a result of the Bancorp’s loan pricing strategy and an increase in the origination of loans for sale. The recent increase in interest rates has resulted in a reduction of loans originated for sale, and may reflect lower gains in future periods. At September 30, 2003, the Bancorp had $1.9 million classified as loans held for sale.

     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Investments are generally for terms ranging from one day to seven years. The investment portfolio totaled $79.5 million at September 30, 2003, compared to $76.4 million at December 31, 2002. At September 30, 2003, the investment portfolio represented 16.3% of interest-earning assets, 15.1% of total assets and was invested as follows: 74.9% in U.S. government agency debt securities, 21.9% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 3.2% in municipal securities. At September 30, 2003, securities available-for-sale (AFS) totaled $57.0 million or 99.0% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at September 30, 2003, the Bancorp had $19.0 million in interest bearing balances in financial institutions, $170 thousand in federal funds sold, and $2.7 million in Federal Home Loan Bank (FHLB) stock. During the nine months ended September 30, 2003, securities increased by $3.1 million (4.1%), due to growth of retail funds.

     The allowance for loan losses (ALL) is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses, and decreased by charge-offs less recoveries. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

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

     The Risk Assessment Worksheet covers the residential, commercial real estate, commercial business, and consumer loan portfolios. Management uses a risk rating system to assist in determining the appropriate level for the ALL. Management assigns risk factors to non-performing loans; loans that management has internally classified as impaired; loans that management has internally classified as substandard, doubtful, loss, or watch; and, performing loans. Risk factors are based on an evaluation of the Bank’s own historical information, industry trends, and subjective assessment and interpretation. While management evaluates the loan portfolio as a pool, judgment is applied to determine risk factors associated with impaired loans and large commercial loans.

     At September 30, 2003, non-performing loans, which include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status, totaled $2.2 million, a decrease of $171 thousand from the $2.4 million reported at December 31, 2002. The ratio of non-performing loans to total loans was 0.55% at September 30, 2003, compared to 0.63% at December 31, 2002. The ratio of non-performing loans to total assets was 0.42% at September 30, 2003, compared to 0.49% at December 31, 2002. The September 30, 2003 balance includes $1.7 million in loans accounted for on a non-accrual basis and $560 thousand in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $2.8 million at September 30, 2003 and December 31, 2002. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms.

     The balance for non-performing and substandard loans includes three loans to three borrowers totaling $619 thousand that have been classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the nine months ended September 30, 2003.

     At September 30, 2003, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at September 30, 2003, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

     During the nine months ended September 30, 2003, additions to the ALL account totaled $360 thousand compared to $500 thousand for the nine months ended September 30, 2002. The decrease during the current year was due to an improvement in non-performing loan ratios and a reduction in loan charge-offs. Charge-offs, net of recoveries, totaled $126 thousand for the current period compared to $236 thousand for the nine months ended September 30, 2002. Changes in the provision are directionally consistent with changes in observable data and take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. While the quality of the loan portfolio remains sound, provisions during the current period were warranted because of increased average daily loan balances and apparent weaknesses in the local economy.

     The ALL to total loans was 0.95% at September 30, 2003, compared to .96% at December 31, 2002, while the ALL to nonperforming loans (coverage ratio) was 174.8% compared to 152.4% for the same periods. The September 30, 2003 balance in the ALL account of $3.9 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.

     At September 30, 2003, the Bancorp carried no foreclosed real estate, compared to $127 thousand at December 31, 2002.

     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At September 30, 2003, deposits totaled $441.1 million. During the nine months ended September 30, 2003, deposits increased by $34.4 million (8.5%). Checking accounts increased by $15.3 million (17.7%), money market deposit accounts (MMDA’s) increased $13.0 million (19.9%) and savings accounts increased $6.2 million (9.7%). During the period certificates of deposits decreased by $194 thousand (0.1%). At September 30, 2003, the deposit base was comprised of 23.1% checking accounts, 17.8% MMDA’s, 15.9% savings accounts and 43.2% certificates of deposit. The growth in deposits was a result of competitive product offerings, an aggressive marketing program, and volatility in the financial markets.

     Borrowings are primarily used to fund asset growth not supported by deposit generation. At September 30, 2003, borrowed funds totaled $41.3 million compared to $36.1 million at December 31, 2002, an increase of $5.2 million (14.5%). Retail repurchase agreements totaled $11.0 million at September 30, 2003, compared to $12.6 million at December 31, 2002, a decrease of $1.6 million (12.7%). FHLB advances totaled $26.5 million at September 30, 2003, compared to $21.5 million at December 31, 2002, an increase of $5.0 million, as the Bancorp extended the maturity structure of interest-bearing liabilities at cost effective interest rates. Other short-term borrowings totaled $3.8 million at September 30, 2003, compared to $1.9 million at December 31, 2002, an increase of $1.8 million to meet short-term funding requirements.

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

     During the nine months ended September 30, 2003, cash and cash equivalents increased $9.9 million compared to a $525 thousand increase for the nine months ended September 30, 2002, principally due to deposit growth during 2003. The primary sources of cash were proceeds from maturities and sales of securities, loan sales, deposit growth, FHLB advances and cash provided by operating activities. The primary uses of cash were loan originations, purchase of securities, construction disbursements for the new corporate center and the payment of common stock dividends. During the current nine months cash provided by operating activities totaled $5.0 million compared to $6.1 million for the nine months ended September 30, 2002. Cash outflows from investing activities totaled $32.4 million compared to $27.6 million for the nine months ended September 30, 2002. The increase for the current period was due primarily to security purchases and construction disbursements for the new corporate center. Net cash inflows from financing activities totaled $37.3 million during the current period compared to $22.0 million for the nine months ended September 30, 2002. The increase in net cash inflows was primarily due to an increase in deposits, principally core deposit growth. The Bancorp paid dividends on common stock of $2.4 million during the current nine months compared to $2.2 million for the nine months ended September 30, 2002.

     At September 30, 2003, outstanding commitments to fund loans totaled $74.3 million. Approximately 85% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity. The following table presents the Bancorp’s consolidated long term, non-deposit related, contractual obligations as well as commitments to extend credit to our borrowers, in aggregate and by payment due dates at September 30, 2003. Dollar amounts are in thousands.

	Less Than	One Through	Four Through	After	Total
	One Year	Three Years	Five Years	Five Years
Long-term contractual obligations:
FHLB advances	$6,000	$15,500	$5,000	$—	$26,500
Limited partnership obligation	63	127	89	—	279

Total long-term contractual obligations	6,063	15,627	5,089	—	26,779

Commitments to extend credit:
Commitments to make loans & unused approved lines of credit	27,213	47,123	—	—	74,336
Performance standby letters of credit	1,998	521	—	—	2,519

Total commitments to extend credit	29,242	47,644	—	—	76,855

Total long-term contractual obligations and commitments to extend credit	$35,274	$63,271	$5,089	$—	$103,634

     During October 2003, the Bancorp completed the construction of a $6.1 million state-of-the-art corporate center in Munster, Indiana. The corporate center affords the Bancorp the opportunity to continue offering superior customer service, while providing for future growth and operating efficiencies. For the nine months ended September 30, 2003, capitalized interest totaled $52 thousand. Management does not expect the facility to have a material impact on noninterest expense during future periods.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2003, stockholders’ equity increased by $1.8 million (4.5%). The increase resulted primarily from earnings of $4.5 million during the period. In addition, $131 thousand represents proceeds from the exercise of 12,106 stock options. The Bancorp declared $2.5 million in cash dividends for the nine month period ended September 30, 2003. The decrease in the unrealized gain on available-for-sale securities, net of tax was $334 thousand for the current period.

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

     The following table shows that, at September 30, 2003, and December 31, 2002, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized

At September 30, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$45.5	12.8%	$28.0	8.4%	$35.5	10.0%
Tier 1 capital to risk-weighted assets	$41.6	11.7%	$14.0	4.2%	$21.3	6.0%
Tier 1 capital to adjusted average assets	$41.6	8.3%	$15.1	3.0%	$25.2	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized

At December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$41.8	13.1%	$25.6	8.0%	$32.0	10.0%
Tier 1 capital to risk-weighted assets	$38.1	11.9%	$12.8	4.0%	$19.2	6.0%
Tier 1 capital to adjusted average assets	$38.1	7.6%	$15.0	3.0%	$25.0	5.0%

     The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits

(generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in the light of the financial condition of the Bank. The aggregate amount of dividends, which may be declared by the Bank in 2003, without prior regulatory approval, approximates $4,953,000 plus current 2003 net profits.

Results of Operations — Comparison of the Quarter Ended September 30, 2003 to the Quarter Ended September 30, 2002

     Net income for the three months ended September 30, 2003 was $1.5 million compared to $1.4 million for the quarter ended September 30, 2002, an increase of $142 thousand (10.1%), principally due to a decrease in interest expense. The earnings represent a ROA of 1.23% for the quarter ended September 30, 2003 compared to 1.22% for the quarter ended September 30, 2002. The ROE was 15.18% for the current quarter compared to 14.67% for the quarter ended September 30, 2002.

     Net interest income for the three months ended September 30, 2003 was $4.8 million, up $319 thousand (7.1%), compared to $4.5 million for the quarter ended September 30, 2002. The increase in net interest income was due to a lower cost of funds. The weighted-average yield on interest-earning assets was 5.56% for the three months ended September 30, 2003 compared to 6.38% for the three months ended September 30, 2002. The weighted-average cost of funds for the quarter ended September 30, 2003, was 1.55% compared to 2.38% for the quarter ended September 30, 2002. The impact of the 5.56% return on interest-earning assets and the 1.55% cost of funds resulted in an interest rate spread of 4.01% for the current quarter compared to 4.00% for the quarter ended September 30, 2002. During the current quarter, total interest income decreased by $383 thousand (5.5%) while total interest expense decreased by $702 thousand (28.3%). The net interest margin was 4.06% for the three months ended September 30, 2003 compared to 4.10% for the quarter ended September 30, 2002.

     During the three months ended September 30, 2003, interest income from loans decreased by $102 thousand (1.6%) compared to the three months ended September 30, 2002. The decrease was due to lower yields on loans outstanding, as the current interest rate environment resulted in new originations at low rates, and continued increases in prepayment, modification and refinance activity. The weighted-average yield on loans outstanding was 6.05% for the current quarter compared to 6.78% for the three months ended September 30, 2002. Loan balances averaged $402.9 million for the current quarter, up $37.5 million (10.3%) from $365.4 million for the three months ended September 30, 2002. During the three months ended September 30, 2003, interest income on investments and other deposits decreased by $281 thousand (34.9%) compared to the quarter ended September 30, 2002. The decrease was due lower portfolio yields resulting from prepayments of mortgage related securities. The weighted-average yield on securities and other deposits was 2.78% for the current quarter compared to 4.31% for the three months ended September 30, 2002. Securities and other deposits averaged $70.3 million for the current quarter, down $1.1 million (1.5%) from $71.4 million for the three months ended September 30, 2002.

     Interest expense for deposits decreased by $640 thousand (30.6%) during the current quarter compared to the three months ended September 30, 2002. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended September 30, 2003 was 1.38% compared to 2.22% for the quarter ended September 30, 2002. Total deposit balances averaged $422.0 million for the current quarter, up $44.3 million (11.7%) from $377.7 million for the quarter ended September 30, 2002. Interest expense on borrowed funds decreased by $62 thousand (15.9%) during the current quarter due to a decrease in average daily balances and a lower cost of funds. The weighted-average cost of borrowed funds was 3.44% for the current quarter compared to 3.91% for the three months ended September 30, 2002. Borrowed funds averaged $38.1 million during the quarter ended September 30, 2003, a decrease of $1.8 million (4.5%) from $39.9 million for the quarter ended September 30, 2002.

     Noninterest income for the quarter ended September 30, 2003 was $685 thousand, down $70 thousand (9.3%) from $755 thousand for the quarter ended September 30, 2002. During the current quarter fees and service charges totaled $477 thousand, a decrease of $2 thousand (0.4%) from $479 thousand for the quarter ended September 30, 2002. The decrease was primarily due to the amortization of mortgage servicing rights. Gains on sales of loans totaled $67 thousand for the three months ended September 30, 2003, compared to $68 thousand during the three months ended September 30, 2002, a decrease of $1 thousand (1.5%). Fees from Trust operations totaled $105 thousand for the quarter ended September 30, 2003, a decrease of $31 thousand (22.8%) from $136 thousand for the quarter ended September 30, 2002. During the current quarter gains on the sale of securities totaled $31 thousand, a decrease of $23 thousand (42.6%) from $54 thousand for the quarter ended September 30, 2002. Securities sales for the three months ended September 30, 2003, totaled $2.1 million compared to $2.9 million for the nine months ended September 30, 2002, as securities with high prepayment speeds were sold and reinvested at higher yields. There were no gains or losses from the sale of foreclosed real estate during the current quarter. During the quarter ended September 20, 2002, gains from the sale of foreclosed real estate totaled $16 thousand.

     Noninterest expense for the quarter ended September 30, 2003 was $3.0 million, up $202 thousand (7.3%) from $2.8 million for the three months ended September 30, 2002. Increases were due primarily to account growth, system usage and expansion of banking activities. The increase in compensation and benefits was due to additional staffing for current operations. The increase in occupancy expense was due to increased depreciation expense for planned capital expenditures. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 53.9% for the quarter ended September 30, 2003 compared to 52.6% for the three months ended September 30, 2002. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended September 30, 2003 totaled $883 thousand compared to $858 thousand for the three months ended September 30, 2002, an increase of $25 thousand (2.9%). The increase was due to an increase in pretax earnings during the current quarter. The combined effective federal and state tax rates for the Bancorp was 36.4% for the three months ended September 30, 2003 compared to 38.0% for the three months ended September 30, 2002.

Results of Operations — Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

     Net income for the nine months ended September 30, 2003 was $4.5 million compared to $4.1 million for the nine months ended September 30, 2002, an increase of $378 thousand (9.3%), principally due to decreases in interest expense and increases in noninterest income. The earnings represent a ROA of 1.22% for the nine months ended September 30, 2003 compared to 1.19% for the nine months ended September 30, 2002. The ROE was 14.77% for the current nine months compared to 14.58% for the nine months ended September 30, 2002.

     Net interest income for the nine months ended September 30, 2003 was $14.0 million, up $927 thousand (7.1%), compared to $13.1 million for the nine months ended September 30, 2002. The increase was due to the cost of funds falling more rapidly than the yield on earning assets. The weighted-average yield on interest-earning assets was 5.72% for the nine months ended September 30, 2003 compared to 6.40% for the nine months ended September 30, 2002. The weighted-average cost of funds for the nine months ended September 30, 2003, was 1.73% compared to 2.48% for the nine months ended September 30, 2002. The impact of the 5.72% return on interest-earning assets and the 1.73% cost of funds resulted in an interest rate spread of 3.99% for the current nine months compared to 3.93% for the nine months ended September 30, 2002. During the current nine months, total interest income decreased by $1.0 million (5.0%) while total interest expense decreased by $2.0 million (25.4%). The net interest margin was 4.06% for the nine months ended September 30, 2003 compared to 4.03% for the nine months ended September 30, 2002.

     During the nine months ended September 30, 2003, interest income from loans decreased by $270 thousand (1.5%) compared to the nine months ended September 30, 2002. The decrease was due to lower yields on loans outstanding, as the current interest rate environment resulted in new originations at low rates, and continued increases in prepayment, modification and refinance activity. The weighted-average yield on loans outstanding was 6.19% for the current nine months compared to 6.79% for the nine months ended September 30, 2002. Loan balances averaged $390.9 million for the current nine months, up $29.8 million (8.3%) from $361.1 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, interest income on investments and other deposits decreased by $766 thousand (31.8%) compared to the nine months ended September 30, 2002. The decrease was due to lower yields as funds from security maturities and calls were reinvested at lower rates. The weighted-average yield on securities and other deposits was 3.14% for the current period compared to 4.45% for the nine months ended September 30, 2002. Securities and other deposits averaged $69.7 million for the current nine months, down $2.5 million (3.5%) from $72.2 million for the nine months ended September 30, 2002.

     Interest expense for deposits decreased by $1.8 million (27.1%) during the current nine months compared to the nine months ended September 30, 2002. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the nine months ended September 30, 2003 was 1.57% compared to 2.35% for the nine months ended September 30, 2002. Total deposit balances averaged $406.9 million for the current nine months, up $33.9 million (9.1%) from $373.0 million for the nine months ended September 30, 2002. Interest expense on borrowed funds decreased by $183 thousand (15.9%) during the current nine months due to a decrease in average daily balances and a lower cost of funds. The weighted-average cost of borrowed funds was 3.50% for the current quarter compared to 3.66% for the three months ended September 30, 2002. Borrowed funds averaged $36.9 million during the nine months ended September 30, 2003, a decrease of $5.2 million (12.4%) from $42.1 million for the nine months ended September 30, 2002.

     Noninterest income for the nine months ended September 30, 2003 was $2.2 million, up $196 thousand (9.6%) from $2.0 million for the nine months ended September 30, 2002. During the current nine months fees and service charges totaled $1.4 million, an increase of $61 thousand (4.6%) from $1.3 million for the nine months ended September 30, 2002. The increase was due to account growth and increased activity. Gains on sales of loans totaled $383 thousand for the nine months ended September 30, 2003, compared to $121 thousand during the nine months ended September 30, 2002, due to increased sales volume. Loan sales for the nine months ended September 30, 2003, totaled $15.0 million compared to $5.3 million for the nine months ended September 30, 2002. Fees from Trust operations totaled $339 thousand for the nine months ended September 30, 2003, a decrease of $73 thousand (17.7%) from $412 thousand for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Bancorp reported $119 thousand in gains on the sale of securities compared to $143 thousand for the nine months ended September 30, 2002, as securities with high prepayment speeds were sold and reinvested at higher yields. Securities sales for the nine months ended September 30, 2003, totaled $10.5 million compared to $8.9 million for the nine months ended September 30, 2002. During the current period losses from the sale of foreclosed real estate totaled $4 thousand, while gains from the sale of foreclosed real estate totaled $40 thousand for the nine months ended September 30, 2003.

     Noninterest expense for the nine months ended September 30, 2003 was $8.8 million, up $751 thousand (9.3%) from $8.1 million for the nine months ended September 30, 2002. Increases were due primarily to account growth, system usage and expansion of banking activities. The increase in compensation and benefits was due to additional staffing for current operations. The increase in occupancy expense was due to increased depreciation expense for planned capital expenditures. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 54.5% for the nine months ended September 30, 2003 compared to 53.8% for the nine months ended September 30, 2002.

     Income tax expenses for the nine months ended September 30, 2003 totaled $2.6 million compared to $2.5 million for the nine months ended September 30, 2002, an increase of $134 thousand (5.4%). The increase was due to an increase in pretax earnings during the current period. The combined effective federal and state tax rates for the Bancorp was 37.0% for the nine months ended September 30, 2003 compared to 37.9% for the nine months ended September 30, 2002.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies are summarized below:

Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses, and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. Loan losses are charged against the allowance when management believes that uncollectibility of a loan a balance is confirmed.

Mortgage Servicing Rights — Mortgage servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondly as to prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

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

     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of September 30, 2003 and December 31, 2002. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

September 30, 2003		Net Interest Income				Net Economic Value of Equity
Change in rates	Amount	% Chg.		Policy Limit %		Amount	% Chg.		Policy Limit %
2%	$19,616	-	3.0	-	20	$52,353	-	15.7	-	30
1%	$20,025	-	1.0	-	10	$58,231	-	6.2	-	15
0%	$20,230		0.0			$62,081		0.0
-1%	$19,706	-	2.6	-	10	$61,860	-	0.4	-	15
-2%	$18,680	-	7.7	-	20	$62,349	-	0.4	-	30

December 31, 2003		Net Interest Income				Net Economic Value of Equity
Change in rates	Amount	% Chg.		Policy Limit %		Amount	% Chg.		Policy Limit %
2%	$17,516	-	2.2	-	20	$49,110	-	10.7	-	30
1%	$17,886	-	0.1	-	10	$53,691	-	2.3	-	15
0%	$17,910		0.0			$54,969		0.0
-1%	$17,796	-	0.6	-	10	$54,515	-	0.8	-	15
-2%	$17,439	-	2.6	-	20	$54,793	-	0.3	-	30

     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At September 30, 2003, an increase in interest rates of 2% would have resulted in a 3.0% decrease in net interest income and a 15.7% decrease in the net economic value of equity compared to decreases of 2.2% and 10.7% at December 31, 2002. During the nine months ended September 30, 2003, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, investing cash equivalents in higher yielding interest earning assets and implementing net interest income pricing strategies.

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

     The Bancorp maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s management, with the participation of its principal executive officer and principal financial officer, evaluates the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2003, the Bancorps’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

     (b)  Changes in Internal Control Over Financial Reporting.

     There was no change in the Bancorp’s internal control over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

PART II – Other Information

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
There are no matters reportable under this item.

Item 5. Other Information
There are no matters reportable under this item.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

     (b)  Reports on Form 8-K.

Results of Operations and Financial Condition — On July 25, 2003, the Bancorp issued a press release reporting its financial results for the quarter ended September 30, 2003 and filed a Report on Form 8-K including a copy of the press release and unaudited supplemental financial information for such quarter as exhibits thereto

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: November 6, 2003	/s/ David A. Bochnowski

David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date: November 6, 2003	/s/ Edward J. Furticella

Edward J. Furticella Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications