Form 10-K
period 2003-12-31
NORTHWEST INDIANA BANCORP
filed 2004-03-26
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transaction period from          to

Commission file number 0-26128

NorthWest Indiana Bancorp

(Exact name of registrant as specified in its charter)

Indiana	35-1927981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9204 Columbia Avenue	46321
Munster, Indiana (Address of principal executive offices)	(Zip Code)

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

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2003, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $55,766,151.

There were 2,757,488 shares of the registrant’s Common Stock, without par value, outstanding at February 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1.	2003 Annual Report to Shareholders. (Part II)

2.	Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders. (Part III)

PART I

Item 1. Business

General

     NorthWest Indiana Bancorp, an Indiana corporation (the “Bancorp”), was incorporated on January 31, 1994, and is the holding company for Peoples Bank SB, an Indiana savings bank (the “Bank”). The Bank is a wholly owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for the Bank and the Bank’s wholly owned subsidiaries.

     The Bank is primarily engaged in the business of attracting deposits from the general public and the origination of loans, mostly upon the security of single family residences and commercial real estate, as well as, construction loans and various types of consumer loans and commercial business loans, within its primary market area of Lake County, in northwest Indiana. In addition, the Bancorp’s trust department provides estate administration, estate planning, guardianships, land trusts, retirement planning, self-directed IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts.

     The Bank’s deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”), an agency of the federal government. As the holding company for the Bank, the Bancorp is subject to comprehensive examination, supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”), while the Bank is subject to comprehensive examination, supervision and regulation by both the FDIC and the Indiana Department of Financial Institutions (“DFI”). The Bank is also subject to regulation by the FRB governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which is one of the twelve regional banks comprising the system of Federal Home Loan Banks.

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

     Interest Rate Risk. The Bancorp’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk (IRR) is the risk that the earnings and capital will be adversely affected by changes in interest rates. While the Bancorp attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, IRR management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Bancorp. To moderate unfavorable operating results in periods of rising or high interest rates, the Bancorp restructures its asset-liability mix on an ongoing basis. Increasing the amount of interest-earning assets that are rate sensitive, extending the maturities of customer deposits, increasing the balances of checking/NOW accounts and utilizing cost effective borrowings are all part of management’s commitment toward reducing the Bancorp’s overall vulnerability to interest rate risk. While these steps may reduce the overall vulnerability to interest rate risk, the Bancorp will still be adversely affected by a rising or high interest rate environment, and is beneficially affected by a falling or low interest rate environment because rate sensitive liabilities exceed rate sensitive assets within a one year time period. Further discussion of interest rate risk can be found under the caption “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Bancorp’s 2003 Annual Report to Shareholders.

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

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding fifteen years. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. All loan sales are made to Freddie Mac. Loans are sold in the secondary market with servicing retained by the Bancorp. All loans held for sale are recorded at the lower of cost or market value.

     Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2003, under the 15% of capital and surplus limitation was approximately $6,752,000. At December 31, 2003, the Bank had no loans that exceeded the regulatory limitations.

     At December 31, 2003, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

     Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2003	2002	2001	2000	1999
Type of loan:
Conventional real estate loans:
Construction and development loans	$23,674	$13,449	$12,652	$16,028	$14,847
Loans on existing properties (1)	339,461	320,436	281,917	265,532	240,862
Consumer loans	5,084	6,283	9,889	10,715	10,449
Commercial business, other (2)	41,589	40,260	38,184	33,932	29,655

Loans receivable (3)	$409,808	$380,428	$342,642	$326,207	$295,813

Type of collateral:
Real estate:
1-to-4 family	$232,449	$222,220	$190,432	$190,148	$175,963
Other dwelling units, land and commercial real estate	130,685	111,655	104,138	91,412	79,746
Consumer loans	5,099	6,292	9,889	10,425	10,177
Commercial business, other (2)	40,361	38,728	37,220	32,545	27,374

Loans receivable (4)	$408,594	$378,895	$341,679	$324,530	$293,260

Average loans outstanding during the period (3)	$394,955	$365,632	$325,911	$314,891	$286,580

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.

(2)	Includes government loans and overdrafts to deposit accounts.

(3)	Net of unearned income and deferred loan fees.

(4)	Net of unearned income and deferred loan. Does not include unsecured loans.

     Loan Originations, Purchases and Sales. Set forth below is a table showing loan origination, purchase and sale activity for each of the last three years. The amounts are stated in thousands (000’s).

	2003	2002	2001
Loans originated:
Conventional real estate loans:
Construction and development loans	$13,450	$6,234	$7,821
Loans on existing property	71,248	67,391	56,151
Loans refinanced	19,850	16,447	20,000

Total conventional real estate loans originated	104,548	90,072	83,972
Commercial business loans	108,853	89,186	83,384
Consumer loans	3,576	6,485	4,855

Total loans originated	$216,977	$185,743	$172,211

Loan participations purchased	$7,566	$14,711	$—

Whole loans and participations sold	$2,827	$10,464	$7,286

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 2003 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousand’s (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$52,330	$98,321	$212,483	$363,134
Consumer loans	1,851	3,096	152	5,099
Commercial business, other loans	22,555	14,640	4,380	41,575

Total loans receivable	$76,736	$116,057	$217,015	$409,808

     The table below sets forth the dollar amount of all loans due after one year from December 31, 2003 which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate loans	$130,120	$180,684	$310,804
Consumer loans	—	3,248	3,248
Commercial business, other loans	8,623	10,398	19,020

Total	$138,743	$194,330	$333,072

     Lending Area. The primary lending area of the Bancorp encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana. During the past 15 years, the communities of Munster, Highland, Crown Point, Dyer, St. John, Merrillville and Schererville have experienced rapid growth and, therefore, have provided the greatest lending opportunities. At December 31, 2003 the housing vacancy rate in the Bancorp’s primary lending area was below 5%.

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

     Designated officers have authorities, established by the Board of Directors, to approve loans. Loans from $600,000 to $2,000,000 are approved by the loan officers loan committee. Loans from $2,000,000 to $3,000,000 are approved by the senior officers loan committee. All loans in excess of $3,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee. (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) Peoples Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

     Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 100% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 100% of value. During 2003 over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

     Fixed-rate loans currently originated, generally conform to Freddie Mac guidelines for loans purchased under the one-to-four family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans with contractual maturities generally exceeding fifteen years may be sold and/or classified as held for sale to control exposure to interest rate risk.

     The 15-year mortgage loan program has gained wide acceptance in the Bancorp’s primary market area. As a result of the shortened maturity of these loans, this product has been priced below the comparable 20 and 30 year loan offering. Mortgage applicants for 15 year loans tend to have a larger than normal down payment; this, coupled with the larger principal and interest payment amount, has caused the 15 year mortgage loan portfolio to consist, to a significant extent, of second time home buyers whose underwriting qualifications tend to be above average.

     The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed”. The “Mini-Fixed” mortgage reprices annually after a three, five or seven year period. ARM originations totaled $30.5 million for 2003, $25.5 million for 2002, and $25.1 million for 2001. During 2003, ARMs represented 38% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.

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

     Home Improvement Loans and Equity Loans – Fixed Term. Home improvement and equity loans are made up to a maximum of 80% of the appraised value of the improved property, less any outstanding liens. These loans are offered on both a fixed and variable rate basis with a maximum term of 120 months. All home equity loans are made on a direct basis to borrowers.

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

	2003	2002	2001	2000	1999
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$601	$430	$944	$854	$565
Commercial	137	1,197	—	20	—
Commercial business	611	363	1,460	527	—
Consumer	—	13	86	55	—

Total	$1,349	$2,003	$2,490	$1,456	$565

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$370	$277	$412	$303	$235
Commercial	—	105	—	41	3
Commercial business	—	—	—	10	—
Consumer	—	—	3	—	—

Total	$370	$382	$415	$354	$238

Total of non-accrual and 90 days past due	$1,719	$2,385	$2,905	$1,810	$803

Ratio of non-performing loans to total assets	0.34%	0.49%	0.66%	0.46%	0.22%
Ratio of non-performing loans to total loans	0.42%	0.63%	0.85%	0.55%	0.27%
Foreclosed real estate	$—	$127	$111	$100	$—

Ratio of foreclosed real estate to total assets	0.00%	0.03%	0.03%	0.03%	0.01%

     During 2003, gross interest income of $223,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $37,000.

     Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. At December 31, 2003, $2.7 million of the Bancorp’s loans were classified as substandard. The total represents 24 loans. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, the Bancorp maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans were $8.3 million and $7.0 million at December 31, 2003 and 2002.

     The balance for non-performing and substandard loans includes three loans to three borrowers totaling $611 thousand that have been classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of December 31, 2003.

     At December 31, 2003, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or restructured loans. Also, at December 31, 2003, there are no other interest bearing assets that would be required to be disclosed as nonaccrual, past due, restructured or potential problem if such assets were loans.

     Because some loans may not be repaid in accordance with contractual agreements, an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb all credit losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. The provision is based on management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. While the quality of the loan portfolio remains sound, provisions during 2003 were warranted because of the current balance in classified loans, increased average daily loan balances, apparent weaknesses in the local economy, the inherent risk associated with growth in commercial real estate and commercial business loans, and loan charge-offs. The appropriateness of the current year provision and the overall adequacy of the ALL were determined through a disciplined and consistently applied quarterly process that combines a review of the current position with a risk assessment worksheet.

     The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans during the periods presented. The amounts are stated in thousands (000’s).

	2003	2002	2001	2000	1999
Balance at beginning of period	$3,635	$3,156	$3,322	$3,309	$3,132
Loans charged-off:
Real estate – residential	—	—	—	—	(16)
Commercial real estate	(136)	—	—	—	—
Commercial business	(120)	(300)	(612)	(168)	—
Consumer	(21)	(36)	(13)	(2)	(17)

Total charge-offs	(277)	(336)	(625)	(170)	(33)
Recoveries:
Commercial real estate	3	—	—	—	—
Commercial business	—	91	228	5	10
Consumer	6	4	1	3	—

Total recoveries	9	95	229	8	10
Net (charge-offs)/recoveries	(268)	(241)	(396)	(162)	(23)

Provision for loan losses	420	720	230	175	200

Balance at end of period	$3,787	$3,635	$3,156	$3,322	$3,309

ALL to loans outstanding	0.92%	0.96%	0.92%	1.02%	1.12%
ALL to nonperforming loans	220.3%	152.4%	108.6%	183.5%	412.1%
Net charge-offs/recoveries to average loans out- standing during the period	0.07%	0.07%	0.12%	0.05%	0.01%

     The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2003		2002		2001		2000		1999
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	500	58.9	450	58.0	300	54.7	472	58.3	577	59.5
Commercial and other dwelling	637	26.1	1,750	25.8	350	26.7	1,100	28.0	1,106	27.0
Consumer loans	150	4.8	120	5.6	124	7.4	150	3.3	200	3.5
Commercial business and other	2,500	10.2	1,315	10.6	2,382	11.1	1,600	10.4	932	10.0
Unallocated	—	—	—	—	—	—	—	—	494	—

Total	3,787	100.0	3,635	100.0	3,156	100.0	3,322	100.0	3,309	100.0

Investment Activities

     The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading. At December 31, 2003, AFS securities totaled $60.8 million or 95.4% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2003, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by SFAS No. 133. It has been the policy of the Bancorp to invest its excess cash in U.S. government securities and federal agency obligations. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2003, the Bancorp’s investment portfolio totaled $63.7 million. In addition, the Bancorp had $182 thousand in federal funds sold, and $2.8 million in FHLB stock.

     The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2003	2002	2001
U.S. government securities:
Available-for-sale	$—	$511	$1,028
U.S. government agencies:
Available-for-sale	44,955	39,579	45,604
Held-to-maturity	—	—	2,500
Mortgage-backed securities (1):
Available-for-sale	10,485	5,746	8,186
Held-to-maturity	575	569	799
Collateralized Mortgage Obligations(1):
Available-for-sale	4,511	9,629	9,144
Municipal Securities:
Available-for-sale	855	537	—
Held-to-maturity	2,352	—	—

Totals	$63,733	$56,571	$67,261

     (1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency securities.

     The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, mortgage-backed securities and collateralized mortgage obligations at December 31, 2003, are summarized as follows. The carrying values are stated in thousands (000’s).

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government Securities:
AFS	$—	—%	$—	—%	$—	—%	$—	—%
U.S. government Agencies:
AFS	4,665	4.52	40,290	3.98	—	—	—	—
HTM	—	—	—	—	—	—	—	—
Municipal Securities:
AFS	—	—	855	3.87	—	—	—	—
HTM	—	—	—	—	—	—	2,352	5.73
Mortgage-backed Securities:
AFS	—	—	1,684	2.81	7,802	3.54	999	3.98
HTM	—	—	—	—	—	—	575	5.61
Collateralized Mortgage Obligations:
AFS	—	—	—	—	—	—	4,511	4.12

Totals	$4,665	4.52%	$42,829	3.93%	$7,802	3.54%	$8,437	5.27%

Sources of Funds

     General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as, a line-of-credit and advances from the FHLB for borrowings. At December 31, 2003, the Bancorp had $11.5 million in repurchase agreements. Other borrowings totaled $29.4 million, of which $26.5 million represents FHLB advances.

     Deposits. Retail and commercial deposits are attracted principally from within the Bancorp’s primary market area. The Bancorp offers a broad selection of deposit instruments including checking accounts, NOW accounts, savings accounts, money market deposit accounts, certificate accounts and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Certificate accounts currently range in maturity from ten days to 42 months. The deregulation of federal controls on insured deposits has allowed the Bancorp to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Bancorp does not obtain funds through brokers.

     The following table presents the average daily amount of deposits and average rates paid on such for the years indicated. The amounts are stated in thousands (000’s).

	2003		2002		2001
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Demand deposits	$39,659	—	$33,549	—	$27,353	—
NOW accounts	49,949	1.23	44,061	1.39	38,493	1.69
MMDA accounts	62,575	1.55	52,818	1.83	46,112	3.10
Savings accounts	68,018	1.36	58,845	1.57	47,283	1.88
Certificates of deposit	192,046	3.15	194,063	3.12	181,702	4.83

Total deposits	$412,247	2.08	$383,336	2.23	$340,943	3.45

     Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2003 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$27,800
Over 3 months through 6 months	20,000
Over 6 months through 12 months	15,100
Over 12 months	3,600

Total	$66,500

     Borrowings. Borrowed money is used on a short-term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through repurchase agreements, as well as, through a line of credit and advances from the FHLB. Repurchase agreements generally mature within one year and are generally secured by U.S. government securities or U.S. agency securities, under the Bancorp’s control. FHLB advances with maturities ranging from one year to eight years are used to fund securities and loans of comparable duration, as well as, to reduce the impact that movements in short-term interest rates have on the Bancorp’s overall cost of funds. Fixed rate advances are payable at maturity, with a prepayment penalty. Putable advances are fixed for a period of one to three years and then may adjust annually to the three-month London Interbank Offered Rate (LIBOR) until maturity. Once the putable advance interest rate adjusts, the Bancorp has the option to prepay the advance on specified annual interest rate reset dates without prepayment penalty.

     The following table sets forth the balances in borrowed funds at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2003	2002	2001
Repurchase agreements	$11,451	$12,631	$15,623
Fixed rate advances from the FHLB	17,000	12,000	5,500
Putable advances from the FHLB	9,500	9,500	11,500
FHLB line-of-credit	1,536	—	10,697
Limited partnership obligation	248	307	365
Other borrowings	1,160	1,627	1,304

Total borrowings	$40,895	$36,065	$44,989

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

	At December 31,
	2003	2002	2001
Balance	$11,451	$12,631	$15,623
Securities underlying the agreements:
Ending carrying amount	17,240	19,333	18,934
Ending fair value	17,240	19,333	18,955
Weighted average rate paid (1)	1.86%	2.57%	2.86%

	For year ended December 31,
	2003	2002	2001
Highest month-end balance	$12,653	$20,320	$16,602
Approximate average outstanding balance	12,111	15,302	15,003
Approximate weighted average rate paid on securities sold under agreements to repurchase (2)	2.17%	2.53%	4.23%

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Trust Powers

     The activities of the Trust Department include the management of self-directed investments, IRA and Keogh plans, investment agency accounts, land trusts, serving as court-appointed executor of estates and as guardian or conservator of estates, and trustee with discretionary investment authority for revocable and irrevocable trusts. At December 31, 2003, the market value of the trust department’s assets totaled $117.1 million.

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

     The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread at December 31, 2003.

Weighted average yield:
Securities	4.04%
Loans receivable	5.75
Loans held for sale	6.13
Federal Home Loan Bank stock	5.00
Total interest-earning assets	5.51
Weighted average cost:
Deposit accounts	1.30
Borrowed funds	3.34
Total interest-bearing liabilities	1.47
Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	4.04

Financial Ratios and the Analysis of Changes in Net Interest Income

     The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2003	2002	2001
Return on average assets	1.20%	1.18%	1.15%
Return on average equity	14.65	14.58	13.49
Average equity-to-average assets ratio	8.20	8.06	8.49
Dividend payout ratio	55.55	55.83	60.16

	At December 31,
	2003	2002	2001
Total stockholders’ equity to total assets	8.17%	8.02%	8.14%

	Year ended December 31, 2003			Year ended December 31, 2002			Year ended December 31, 2001
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest bearing balances in financial institutions	$10,663	$110	1.03%	$13,441	$193	1.44%	$14,635	$565	3.86%
Federal funds sold	457	5	1.09	716	11	1.54	308	13	4.22
Securities	60,066	2,109	3.51	63,697	2,986	4.69	48,826	2,687	5.50

Total investments	71,186	2,224	3.12	77,854	3,190	4.10	63,769	3,265	5.12

Loans:*
Real estate mortgage loans	350,365	21,683	6.19	318,264	21,807	6.85	282,631	21,883	7.74
Commercial business loans	39,080	2,069	5.29	39,621	2,238	5.65	32,903	2,463	7.49
Consumer loans	5,510	381	6.91	7,747	546	7.05	10,377	814	7.84

Total loans	394,955	24,133	6.11	365,632	24,591	6.73	325,911	25,160	7.72

Total interest-earning assets	466,141	26,357	5.65	443,486	27,781	6.26	389,680	28,425	7.29

Allowance for loan losses	(3,752)			(3,321)			(3,019)
Cash and due from banks	14,833			12,993			11,229
Premises and equipment	11,925			8,527			8,095
Other assets	4,737			5,724			5,048

Total assets	$493,884			$467,409			$411,033

Liabilities:
Demand deposit	$39,659	—	0.00%	$33,549	—	0.00%	$27,353	—	0.00%
NOW accounts	49,949	471	0.94	44,061	613	1.39	38,492	651	1.69
Money market demand accounts	62,575	758	1.21	52,818	967	1.83	46,112	1,429	3.10
Savings accounts	68,018	551	0.81	58,845	922	1.57	47,283	889	1.88
Certificates of deposit	192,046	4,430	2.31	194,063	6,055	3.12	181,702	8,779	4.83

Total interest-bearing deposits	412,247	6,210	1.51	383,336	8,557	2.23	340,942	11,748	3.45
Borrowed funds	37,747	1,311	3.47	41,826	1,550	3.71	31,243	1,474	4.72

Total interest-bearing liabilities	449,994	7,521	1.67	425,162	10,107	2.38	372,185	13,222	3.55
Other liabilities	3,380			4,565			3,931

Total liabilities	453,374			429,727			376,116
Stockholders’ equity	40,510			37,682			34,917

Total liabilities and stockholders’ equity	$493,884			$467,409			$411,033

Net interest income		$18,836			$17,674			$15,203

Net interest spread			3.98%			3.88%			3.74%
Net interest margin**			4.04%			3.99%			3.90%

*	Non-accruing loans have been included in the average balances.

**	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2003	vs.	2002	2002	vs.	2001	2001	vs.	2000
	Increase/(Decrease)			Increase/(Decrease)			Increase/(Decrease)
	Due To			Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$1,888	$(2,346)	$(458)	$2,874	$(3,443)	$(569)	$876	$(1,268)	$(392)
Securities	(162)	(715)	(877)	737	(438)	299	554	(241)	313
Other interest-earning assets	(38)	(51)	(89)	(29)	(345)	(374)	515	(88)	427

Total interest-earning assets	1,688	(3,112)	(1,424)	3,582	(4,226)	(644)	1,945	(1,597)	348

Interest Expense:
Deposits	606	(2,953)	(2,347)	1,327	(4,518)	(3,191)	968	(1,270)	(302)
Federal Home Loan Bank Advances and other borrowings	(145)	(94)	(239)	434	(358)	76	358	(220)	138

Total interest-bearing liabilities	461	(3,047)	(2,586)	1,761	(4,876)	(3,115)	1,326	(1,490)	(164)

Net change in net interest income/(expense)	$1,227	$(65)	$1,162	$1,821	$650	$2,471	$619	$(107)	$512

Bank Subsidiary Activities

     Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s trust customers. At December 31, 2003, the Bank had an investment balance of $29 thousand in Peoples Service Corporation.

     NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada on July 25, 2003 as an investment subsidiary. The subsidiary currently holds Bank security investments and is managed by a professional portfolio manager. At December 31, 2003, the Bank had an investment balance of $49.4 million in NWIN, LLC.

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

Personnel

     As of December 31, 2003, the Bank had 122 full-time and 33 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

     FDICIA requires, among other things, federal bank regulatory authorities to take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. The FDIC has adopted

22

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

     The following table shows that, at December 31, 2003, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2003, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2003, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$44.8	12.5%	$28.6	8.0%	$35.7	10.0%
Tier 1 capital to risk-weighted assets	$41.0	11.5%	$14.3	4.0%	$21.4	6.0%
Tier 1 capital to adjusted average assets	$41.0	8.0%	$15.4	3.0%	$25.7	5.0%

     Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

     Dividend Limitations. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp’s cash flow, including cash flow to pay dividends on the Bancorp’s Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that may be declared by the Bank in 2004, without prior regulatory approval, approximates $5,420,000 plus current 2004 net profits. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition.

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

     The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Because the Bank is categorized as well capitalized no FDIC deposit insurance assessment was required during 2003.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. The assessment rate for 2003 was approximately 0.016% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advance from the Federal Home Loan Bank. At December 31, 2003, the Bank was in compliance with this requirement.

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

     Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act (“Gramm-Leach”), bank holding companies are permitted to offer their customers virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. In order to engage in these new financial activities, a bank holding company must qualify and register with the FRB as a “financial holding company” by demonstrating that each of its bank subsidiaries is well capitalized, well managed, and has at least a satisfactory rating under the CRA. The Bancorp has no current intention to elect to become a financial holding company under Gramm-Leach.

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

Federal Taxation

     Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, In August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture is occurring over a six-year period, the commencement of which began with the Bank’s taxable year ending December 31, 1998, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i)the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank. The total amount of bad debt to be recaptured is approximately $2.0 million.

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

Accounting for Income Taxes

     At December 31, 2003, the Bancorp’s consolidated total deferred tax assets were $2.4 million and the consolidated total deferred tax liabilities were $1.3 million, resulting in a consolidated net deferred tax asset of $1.1 million Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.

Item 2. Properties

     The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s eight banking locations. The Bancorp owns all of its office properties.

     The table below sets forth additional information with respect to the Bank’s offices as of December 31, 2003. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost

9204 Columbia Avenue Munster, In 46321	1985	$1,077,194	11,640	$2,681,070
141 W. Lincoln Highway Schererville, In 46375	1990	1,278,645	9,444	2,821,362
7120 Indianapolis Blvd. Hammond, In 46324	1978	187,221	2,600	714,553
1300 Sheffield Dyer, In 46311	1976	196,333	2,100	707,388
7915 Taft Merrillville, In 46410	1968	73,731	2,750	557,785
8600 Broadway Merrillville, In 46410	1996	1,418,165	4,400	2,213,670
4901 Indianapolis Blvd. East Chicago, In 46312	1995	901,887	4,300	1,412,808
1501 Lake Park Ave. Hobart, In 46342	2000	2,082,225	6,992	2,526,894
9204 Columbia Avenue Building B Munster, Indiana 46321	2003	7,203,513	36,685	7,789,803

     During September 2003, the Bancorp completed the construction of a $6.0 million state-of-the-art corporate center in Munster, Indiana. The corporate center affords the Bancorp the opportunity to continue offering superior customer service, while providing for future growth and operating efficiencies. While adding to operating costs, management does not expect the facility to have a material impact on noninterest expense during future periods.

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

     The net book value of the Bank’s property, premises and equipment totaled $14.4 million at December 31, 2003.

Item 3. Legal Proceedings

     The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Bancorp

     Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2004 Annual Meeting of Shareholders:

     The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2003	Position
David A. Bochnowski	58	Chairman and Chief Executive Officer
Joel Gorelick	56	Executive Vice President and Chief Lending Officer
Edward J. Furticella	56	Executive Vice President, Chief Financial Officer and Treasurer
Jon E. DeGuilio	48	Executive Vice President and Secretary

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

     Joel Gorelick is Executive Vice President of the Bancorp and Executive Vice President and Chief Lending Officer for the Bank. He is responsible for overseeing new business development and all loan functions of the Bank. Mr. Gorelick has been with the Bank since 1983. He became a director in 2000. Mr. Gorelick is involved in many community service organizations and has served as president of the Northwest Indiana Boys & Girls Club, chairman of the board of the Northwest Indiana Regional Development Corporation and President of the Lake Central High School Athletics Booster Club. Mr. Gorelick received recognition as the Small Business Advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program and was named the 2000 board member of the year by the National Association For Development Companies. Mr. Gorelick was named the year 2000 Financial Services Advocate by the Indiana District Office of the U. S. Small Business Administration. Mr. Gorelick has been appointed as a board member for the United States Selective Service

System. He holds a Masters of Business Administration Degree from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

     Edward J. Furticella is Executive Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for managing the Bank’s investment portfolio and daily liquidity, as well as, overseeing the activities of accounting and systems processing. Mr. Furticella has been with the Bank since 1981. He became a director in 2000. Mr. Furticella holds a Masters of Education, Masters of Business Administration and a Masters of Science in Accountancy from DePaul University. Mr. Furticella is a Certified Public Accountant (CPA) and a Certified Treasury Professional (CTP). He is an instructor in the American Bankers Association’s electronic learning program. He is also a part-time finance instructor and member of the School of Management’s Advisory Group at Purdue University Calumet and a member of the Management Advisory Committee at Calumet College of St. Joseph.

     Jon E. DeGuilio is Executive Vice President and Secretary for the Bancorp and Executive Vice President, General Counsel, Trust Officer and Corporate Secretary for the Bank. Mr. DeGuilio assumed his current responsibilities with the bank and Bancorp during 2001. He joined the Bank in December of 1999 as Senior Vice President and Trust Officer. He holds a Juris Doctorate degree from the Valparaiso University School of Law and a Bachelor of Arts degree from the University of Notre Dame. Prior to his employment with the Bancorp, Mr. DeGuilio was a partner with the law firm of Barnes and Thornburg and served as the United States Attorney for the Northern District of Indiana from November of 1993 until June of 1999. Mr. DeGuilio is actively involved in community service as a Court Appointed Special Advocate (CASA) for the Lake County Juvenile Court, as well as serving on the board of directors of the “Friends Of The Lake County CASA” and also serves on the board of directors of the Lake County Drug Free Alliance.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The information contained under the captions “Business” and “Market Information” in the 2003 Annual Report to Shareholders is incorporated herein by reference. Also see Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

     The information contained in the table captioned “Selected Consolidated Financial Data” in the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The financial statements contained in the 2003 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no items reportable under this caption.

Item 9A. Controls and Procedures

     (a) Disclosure Controls and Procedures.

     The Bancorp maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s management, with the participation of its principal executive officer and principal financial officer, evaluates the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of December 31, 2003, the Bancorp’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

     (b) Changes in Internal Control Over Financial Reporting.

     There was no change in the Bancorp’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained under the sections captioned “Election of Directors”, “Security Ownership by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under the unnumbered item captioned “Executive Officers of the Bancorp” at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

     The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information under the section captioned “Compensation of and Transactions with Officers and Directors — Equity Compensation Plan Information” and under the section captioned “Security Ownership by Certain Beneficial Owners and Management” in the Bancorp’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information contained under the section captioned “Auditors’ Services and Fees” in the Bancorp’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements:

     The following financial statements of the Bancorp are incorporated herein by reference to the 2003 Annual Report to Shareholders, filed as Exhibit 13 to this report:

(a)	Report of Independent Auditors

(b)	Consolidated Balance Sheets, December 31, 2003 and 2002

(c)	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

(d)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

(f)	Notes to Consolidated Financial Statements

     All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.

                (3) Exhibits:

Exhibit
Number	Description
2.	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i.	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii.	By-Laws (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.iii.	Amendment of By-Laws adopted July 27, 1994(incorporated herein by reference to Exhibit 3.iii to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.iv.	Amendment of By-Laws adopted January 21, 1999(incorporated herein by reference to Exhibit 3.iv. to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit
Number	Description
10.1. *	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2. *	Employment Agreement, dated March 1, 1988, between Peoples Bank and David A. Bochnowski (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.3. *	Amendment, dated January 18, 1993, to the Employment Agreement referred to in Exhibit 10.2 above (incorporated herein by reference to Exhibit 10.3 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.4. *	Employee Stock Ownership Plan of Peoples Bank(incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5. *	Unqualified Deferred Compensation Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.6. *	Supplemental Executive Retirement Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1999).

13.	2003 Annual Report to Shareholders.

21.	Subsidiaries of the Bancorp.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*- The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(b)	Reports on Form 8-K:

     Results of Operations and Financial Condition — On October 24, 2003, the Bancorp issued a press release reporting its financial results for the quarter ended September 30, 2003 and furnished a Report on Form 8-K including a copy of the press release and unaudited supplemental financial information for such quarter as exhibits thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP

By	/s/David A. Bochnowski David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date: March 26, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 26, 2004:

Signature	Title
Principal Executive Officer:

/s/David A. Bochnowski David A. Bochnowski	Chairman of the Board and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/Edward J. Furticella Edward J. Furticella	Director and Executive Vice President, Chief Financial Officer and Treasurer

The Board of Directors:

/s/Frank J. Bochnowski Frank J. Bochnowski	Director

/s/Leroy F. Cataldi Leroy F. Cataldi	Director

/s/Lourdes M. Dennison Lourdes M. Dennison	Director

/s/Joel Gorelick Joel Gorelick	Director

Signature	Title
/s/Gloria C. Gray Gloria C. Gray	Director

/s/Kenneth V. Krupinski Kenneth V. Krupinski	Director

/s/Stanley E. Mize Stanley E. Mize	Director

/s/James L. Wieser James L. Wieser	Director

EXHIBIT INDEX

Exhibit	Description
13.	2003 Annual Report to Shareholders

21.	Subsidiaries of the Bancorp

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications