Form 10-Q
period 2004-03-31
NORTHWEST INDIANA BANCORP
filed 2004-05-10
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004,

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to _________

Commission File Number: 0-26128

NorthWest Indiana Bancorp

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1927981 (I.R.S. Employer Identification Number)

9204 Columbia Avenue Munster, Indiana (Address of principal executive office)	46321 (Zip code)

(219) 836-4400
Registrant’s telephone number, including area code:

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

There were 2,763,931 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2004.

NorthWest Indiana Bancorp
Index

		Page
		Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp
	Consolidated Balance Sheets, March 31, 2004 and December 31, 2003	1
	Consolidated Statements of Income, Three Months Ended March 31, 2004 and 2003	2
	Consolidated Statements of Changes in Stockholders' Equity, Three Months Ended March 31, 2004 and 2003	3
	Consolidated Statements of Cash Flows, Three Months Ended March 31, 2004 and 2003	4
	Notes to Consolidated Financial Statements	5-6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14-15
Item 4.	Controls and Procedures	16
PART II. Other Information		17
SIGNATURES		18
EXHIBITS		19-22
Exhibit 31.1 CEO 302 Cert
Exhibit 31.2 CFO 302 Cert
Exhibit 32.1 906 Certifications

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
(Dollars in thousands)	(unaudited)
ASSETS
Cash and non-interest bearing balances in financial institutions	$16,785	$15,888
Interest bearing balances in financial institutions	9,340	—
Federal funds sold	230	182

Total cash and cash equivalents	26,355	16,070
Securities available-for-sale	63,100	60,806
Securities held-to-maturity; fair value: March 31, 2004 - $5,651
December 31, 2003 - $2,936	5,596	2,927
Loans held for sale	148	75
Loans receivable	412,219	409,808
Less: allowance for loan losses	(3,846)	(3,787)

Net loans receivable	408,373	406,021
Federal Home Loan Bank stock	2,810	2,775
Accrued interest receivable	2,247	2,249
Premises and equipment	14,212	14,419
Other assets	2,762	3,433

Total assets	$525,603	$508,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$47,963	$41,616
Interest bearing	385,827	380,024

Total	433,790	421,640
Borrowed funds	45,269	40,895
Accrued expenses and other liabilities	4,050	4,686

Total liabilities	483,109	467,221
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: March 31, 2004 - 2,832,095,
December 31, 2003 - 2,822,232
shares outstanding: March 31, 2004 - 2,763,931,
December 31, 2003 - 2,754,068	354	353
Additional paid in capital	3,733	3,567
Accumulated other comprehensive income	698	540
Retained earnings	39,149	38,534
Treasury stock, common shares at cost: March 31, 2004 - 68,164,
December 31, 2003 - 68,164	(1,440)	(1,440)

Total stockholders’ equity	42,494	41,554

Total liabilities and stockholders’ equity	$525,603	$508,775

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2004	2003
Interest income:
Loans receivable
Real estate loans	$5,332	$5,418
Commercial loans	516	499
Consumer loans	82	103

Total loan interest	5,930	6,020
Securities	606	598
Other interest earning assets	14	19

Total interest income	6,550	6,637

Interest expense:
Deposits	1,363	1,717
Borrowed funds	348	317

Total interest expense	1,711	2,034

Net interest income	4,839	4,603
Provision for loan losses	60	120

Net interest income after provision for loan losses	4,779	4,483

Noninterest income:
Fees and service charges	485	435
Gain on sale of loans, net	22	142
Trust operations	140	122
Gain on sale of securities, net	124	45
Loss on sale of foreclosed real estate	—	(4)
Other	3	4

Total noninterest income	774	744

Noninterest expense:
Compensation and benefits	1,661	1,574
Occupancy and equipment	604	508
Data processing	176	170
Marketing	77	53
Other	771	618

Total noninterest expense	3,289	2,923

Income before income tax expenses	2,264	2,304
Income tax expenses	792	861

Net income	$1,472	$1,443

Earnings per common share:
Basic	$0.53	$0.53
Diluted	$0.53	$0.52
Dividends declared per common share	$0.31	$0.30

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2004	2003
Balance at beginning of period	$41,554	$39,148
Comprehensive income:
Net income	1,472	1,443
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	158	(149)

Comprehensive income	1,630	1,294
Issuance of shares of common stock	167	18
Cash dividends	(857)	(822)

Balance at end of period	$42,494	$39,638

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,472	$1,443

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(404)	(4,864)
Sale of loans originated for sale	339	4,904
Depreciation and amortization, net of accretion	294	440
Amortization of mortgage servicing rights	12	26
Amortization of investment in real estate limited partnerships	12	12
Equity in (gain)/loss of investment in limited partnership, net of interest received	7	9
Change in equity of investment in limited liability corporation	41	(7)
Net gains on sale of securities	(124)	(45)
Net gains on sale of loans	(22)	(142)
Net loss on sale of foreclosed real estate	—	4
Provision for loan losses	60	120
Net change in:
Interest receivable	2	7
Other assets	522	(855)
Accrued expenses and other liabilities	(667)	959

Total adjustments	72	568

Net cash from operating activities	1,544	2,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	5,064	4,470
Proceeds from sales of securities available-for-sale	3,145	2,051
Purchase of securities available-for-sale	(10,103)	(11,542)
Proceeds from maturities and pay downs of securities held-to-maturity	3	3,599
Purchase of securities held-to-maturity	(2,675)	—
Purchase of Federal Home Loan Bank stock	(35)	—
Loan participations purchased	—	(220)
Net change in loans receivable	(2,412)	(6,400)
Purchase of premises and equipment, net	(111)	(1,247)
Proceeds from sale of foreclosed real estate	—	37

Net cash from investing activities	(7,124)	(9,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	12,150	(3,338)
Proceeds from FHLB advances	7,000	—
Repayment of FHLB advances	(2,000)	—
Change in other borrowed funds	(626)	792
Proceeds from issuance of common stock	167	18
Dividends paid	(826)	(767)

Net cash from financing activities	15,865	(3,295)

Net change in cash and cash equivalents	10,285	(10,536)
Cash and cash equivalents at beginning of period	16,070	35,200

Cash and cash equivalents at end of period	$26,355	$24,664

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,691	$2,044
SUPPLEMENTAL NONCASH INFORMATION:
None

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation and NWIN, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2004 and December 31, 2003, and the consolidated statements of income and changes in stockholders’ equity for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The income reported for the three month period ended March 31, 2004 is not necessarily indicative of the results to be expected for the full year.

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

Note 4 – Reclassifications

     Certain amounts reported in the December 31, 2003 consolidated financial statements and the March 31, 2003 Form 10-Q have been reclassified to conform to the March 31, 2004 presentation.

Note 5 – Stock Compensation

     The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation for stock options granted. The exercise price of options granted is equivalent to the market price of the underlying stock at the grant date; therefore, no compensation expense has been recorded for stock options granted.

	Three Months Ended
	March 31,
	2004	2003
Net income as reported	$1,472	$1,443
Proforma net income	1,459	1,398
Reported earnings per common share
Basic	0.53	0.53
Diluted	0.53	0.52
Proforma earnings per common share
Basic	0.53	0.52
Diluted	0.52	0.52

Note 5 – Stock Compensation (continued)

     The weighted average fair value of stock options granted during the three months ended March 31, 2004 and 2003 were $3.48 and $1.42. The fair value of options granted during the three months ended March 31, 2004 and 2003 were estimated using an option pricing model with the following weighted average information as of the grant dates:

	2004		2003
Risk free rate of interest		3.28%		3.46%
Expected option life	6-7	years	6-7	years
Expected dividend yield		4.13%		4.40%
Expected volatility		16.5%		10.0%

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

			Weighted-
			Average
	Available	Options	Exercise
	For Grant	Outstanding	Price
Balance at December 31, 2003	50,192	121,904	$21.15
Options exercised	—	(7,813)	19.41
Options issued	(11,450)	11,450	30.00
Options forfeited	500	(500)	22.45

Balance at March 31, 2004	39,242	125,041	22.06

     At March 31, 2004, options outstanding had a weighted average remaining life of approximately 5 to 6 years. There were 41,129 options exercisable at March 31, 2004 with a weighted-average exercise price of $19.55.

     During the current three month period, pursuant to the Bancorp’s Stock Option and Incentive Plan the Options Committee granted the issuance of restricted stock to several employees. During the current quarter, 2,050 restricted shares were issued at a price of $30.00 per share. As of March 31, 2004, outstanding restricted stock totaled 4,600 shares with a weighted average price of $27.37. Stock restrictions generally expire upon completion of five years of service after the date of grant.

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

     At March 31, 2004, the Bancorp had total assets of $525.6 million and total deposits of $433.8 million. Stockholders’ equity totaled $42.5 million or 8.1% of total assets, with book value per share at $15.37. Net income for the three months ended March 31, 2004, was $1.5 million, or $0.53 earnings per common share for basic and diluted calculations. The annualized return on average assets (ROA) was 1.15%, while the annualized return on average stockholders’ equity (ROE) was 13.95%, for the three months ended March 31, 2004.

Financial Condition

     During the three months ended March 31, 2004, total assets increased by $16.8 million (3.3%), with interest-earning assets increasing by $16.9 million (3.5%). At March 31, 2004, interest-earning assets totaled $493.4 million and represented 93.9% of total assets.

     Loans receivable totaled $412.2 million at March 31, 2004, compared to $409.8 million at December 31, 2003. At March 31, 2004, loans receivable represented 83.6% of interest-earning assets, 78.5% of total assets and 95.0% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $27.3 million (6.6%) in construction and development loans, $232.0 million (56.3%) in residential mortgage loans, $10.1 million (2.5%) in multifamily loans, $92.8 million (22.5%) in commercial real estate loans, $5.1 million (1.2%) in consumer loans, $36.9 million (9.0%) in commercial business and $8.0 million (1.9%) in government and other loans. Adjustable rate loans comprised 42.3% of total loans at March 31, 2004. During the three months ended March 31, 2004, loans increased by $2.4 million (0.6%), which included increases in construction & land development, government and commercial business loans. During the three months ended March 31, 2004, loan growth was affected by a decrease in loan originations and an increase in commercial loan payoffs. Management expects to fund future loan growth with retail funds.

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the three months ended March 31, 2004, the Bancorp sold $339 thousand in fixed rate mortgages compared to $4.9 million during the three months ended March 31, 2003. Net gains realized from current year sales totaled $22 thousand compared to $142 thousand for the three months ended March 31, 2003. The decrease in gain on sale of loans is a result of the current interest rate environment and a reduction of loans originated for sale. Management believes that, during the remaining months of 2004 gains on sale of loans will be less than that reported during the prior year. At March 31, 2004, the Bancorp had $148 thousand classified as loans held for sale.

     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities and federal agency obligations. Investments are generally for terms ranging from one day to seven years. The investment portfolio totaled $68.7 million at March 31, 2004, compared to $63.7 million at December 31, 2003. At March 31, 2004, the investment portfolio represented 16.4% of interest-earning assets, 15.4% of total assets and was invested as follows: 63.9% in U.S. government agency debt securities, 27.5% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 8.6% in municipal securities. At March 31, 2004, securities available-for-sale (AFS) totaled $63.1 million or 91.9% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at March 31, 2004, the Bancorp had $9.3 million in interest bearing balances in financial institutions, $230 thousand in federal funds sold, and $2.8 million in Federal Home Loan Bank (FHLB) stock. During the three months ended March 31, 2004, securities increased by $5.0 million (7.8%), while interest bearing balances in financial institutions increase by $9.3 million. The increase in securities and interest bearing balances in financial institutions was due to growth in deposits and borrowed funds.

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

     Non-performing loans, which include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status, totaled $1.7 million, at March 31, 2004 and December 31, 2003. The ratio of non-performing loans to total loans was 0.41% at March 31, 2004, compared to 0.42% at December 31, 2003. The ratio of non-performing loans to total assets was 0.32% at March 31, 2004, compared to 0.34% at December 31, 2003. The March 31, 2004 balance includes $1.4 million in loans accounted for on a non-accrual basis and $331 thousand in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $2.4 million at March 31, 2004, a decrease of $299 thousand from the $2.7 million reported at December 31, 2003. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans were $8.5 million at March 31, 2004, an increase of $229 thousand from the $8.3 million at December 31, 2003.

     At March 31, 2004, the balance for non-performing and substandard loans includes three loans to three borrowers totaling $602 thousand that have been classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the three months ended March 31, 2004. There are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at March 31, 2004, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

     During the three months ended March 31, 2004, additions to the ALL account totaled $60 thousand compared to $120 thousand for the three months ended March 31, 2003. The decrease during the current year was due to an improvement in non-performing loan ratios and a reduction in loan charge-offs. Charge-offs, net of recoveries, totaled $1 thousand for the current period compared to $11 thousand for the three months ended March 31, 2003. Changes in the provision are directionally consistent with changes in observable data and take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. While the quality of the loan portfolio remains sound, provisions during the current period were warranted because of loan portfolio growth and apparent weaknesses in the local economy.

     The ALL to total loans was 0.93% at March 31, 2004, compared to .92% at December 31, 2003, while the ALL to non-performing loans (coverage ratio) was 225.2% compared to 220.3% for the same periods. The March 31, 2004 balance in the ALL account of $3.8 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.

     The Bancorp carried no foreclosed real estate at March 31, 2004 and December 31, 2003.

     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At March 31, 2004, deposits totaled $433.8 million. During the three months ended March 31, 2004, deposits increased by $12.2 million (2.9%). Checking accounts increased by $4.7 million (5.1%), money market deposit accounts (MMDA’s) increased $2.8 million (4.1%) and savings accounts increased $2.8 million (4.0%). During the current period, certificates of deposits increased by $1.8 million (1.0%). At March 31, 2004, the deposit base was comprised of 22.6% checking accounts, 16.4% MMDA’s, 16.8% savings accounts and 44.2% certificates of deposit. The growth in deposits was a result of competitive product offerings and an aggressive marketing program.

     Borrowings are primarily used to fund asset growth not supported by deposit generation. At March 31, 2004, borrowed funds totaled $45.3 million compared to $40.9 million at December 31, 2003, an increase of $4.4 million (10.7%). Retail repurchase agreements totaled $12.8 million at March 31, 2004, compared to $11.5 million at December 31, 2003, an increase of $1.4 million (12.0%). FHLB advances totaled $31.5 million at March 31, 2004, compared to $26.5 million at December 31, 2003, an increase of $5.0 million, as the Bancorp extended the maturity structure of interest-bearing liabilities at cost effective interest rates. Other short-term borrowings totaled $943 thousand at March 31, 2004, compared to $1.4 million at December 31, 2003, a decrease of $463 thousand as the Bancorp paid down short-term funding.

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

     During the three months ended March 31, 2004, cash and cash equivalents increased $10.3 million compared to a $10.5 million decrease for the three months ended March 31, 2003. The increase for the current period was principally due to deposit growth and proceeds from FHLB advances. The primary sources of cash were proceeds from maturities and sales of securities, loan sales, deposit growth, FHLB advances and cash provided by operating activities. The primary uses of cash were loan originations, purchase of securities and the payment of common stock dividends. During the current three months cash provided by operating activities totaled $1.5 million compared to $2.0 million for the three months ended March 31, 2003. Cash outflows from investing activities totaled $7.1 million compared to $9.3 million for the three months ended March 31, 2003. The change for the current period was due primarily to a decrease in loan originations and an increase in commercial loan payoffs. Net cash inflows from financing activities totaled $15.9 million during the current period compared to net cash outflows of $3.3 million for the three months ended March 31, 2003. The increase in net cash inflows was primarily due to an increase in deposits, principally core deposit growth and additional FHLB advances. The Bancorp paid dividends on common stock of $826 thousand during the current three months compared to $767 thousand for the three months ended March 31, 2003.

     At March 31, 2004, outstanding commitments to fund loans totaled $73.4 million. Approximately 88% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity. The following table presents the Bancorp’s consolidated long-term, non-deposit related, contractual obligations as well as commitments to extend credit to our borrowers, in aggregate and by payment due dates at March 31, 2004. Dollar amounts are in thousands.

				After
	Less Than	One Through	Four Through	Five
	One Year	Three Years	Five Years	Years	Total
Long-term contractual obligations:
FHLB advances	$6,000	$18,500	$7,000	$—	$31,500
Limited partnership obligation	62	128	58	—	248

Total long-term contractual obligations	6,062	18,628	7,058	—	31,748

Commitments to extend credit:
Commitments to make loans & unused approved lines of credit	24,623	48,782	—	—	73,405
Performance standby letters of credit	1,422	546	559	75	2,602

Total commitments to extend credit	26,045	49,328	559	75	76,007

Total long-term contractual obligations and commitments to extend credit	$32,107	$67,956	$7,617	$75	$107,755

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2004, stockholders’ equity increased by $940 thousand (2.3%). The increase resulted primarily from earnings of $1.5 million during the period. In addition, $167 thousand represents proceeds from the exercise of 7,813 stock options. The Bancorp declared $857 thousand in cash dividends for the three month period ended March 31, 2004. The increase in the unrealized gain on available-for-sale securities, net of tax was $158 thousand for the current period.

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

     The following table shows that, at March 31, 2004, and December 31, 2003, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At March 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$45.6	12.6%	$28.9	8.0%	$36.2	10.0%
Tier 1 capital to risk-weighted assets	$41.8	11.6%	$14.5	4.0%	$21.7	6.0%
Tier 1 capital to adjusted average assets	$41.8	8.1%	$15.4	3.0%	$25.7	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$44.8	12.5%	$28.6	8.0%	$35.7	10.0%
Tier 1 capital to risk-weighted assets	$41.0	11.5%	$14.3	4.0%	$21.4	6.0%
Tier 1 capital to adjusted average assets	$41.0	8.0%	$15.4	3.0%	$25.7	5.0%

     The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in the light of the financial condition of the Bank. The aggregate amount of dividends, which may be declared by the Bank in 2004, without prior regulatory approval, approximates $5,420,000 plus current 2004 net profits.

Results of Operations – Comparison of the Quarter Ended March 31, 2004 to the Quarter Ended March 31, 2003

     Net income for the three months ended March 31, 2004 was $1.5 million compared to $1.4 million for the quarter ended March 31, 2003, an increase of $29 thousand (2.0%), principally due to a decreases in interest expense and increases in noninterest income. The earnings represent a ROA of 1.15% for the quarter ended March 31, 2004 compared to 1.22% for the quarter ended March 31, 2003. The ROE was 13.95% for the current quarter compared to 14.57% for the quarter ended March 31, 2003.

     Net interest income for the three months ended March 31, 2004 was $4.8 million, up $236 thousand (5.1%), compared to $4.6 million for the quarter ended March 31, 2003. The increase in net interest income was due to a lower cost of funds. The weighted-average yield on interest-earning assets was 5.42% for the three months ended March 31, 2004 compared to 5.88% for the three months ended March 31, 2003. The weighted-average cost of funds for the quarter ended March 31, 2004, was 1.46% compared to 1.89% for the quarter ended March 31, 2003. The impact of the 5.42% return on interest-earning assets and the 1.46% cost of funds resulted in an interest rate spread of 3.96% for the current quarter compared to 3.99% for the quarter ended March 31, 2003. During the current quarter, total interest income decreased by $87 thousand (1.3%) while total interest expense decreased by $323 thousand (15.9%). The net interest margin was 4.00% for the three months ended March 31, 2004 compared to 4.08% for the quarter ended March 31, 2003.

     During the three months ended March 31, 2004, interest income from loans decreased by $90 thousand (1.5%) compared to the three months ended March 31, 2003. The decrease was due to lower yields on loans outstanding, as the current interest rate environment resulted in new originations at low rates, and continued prepayments, modifications and refinance activity. The weighted-average yield on loans outstanding was 5.78% for the current quarter compared to 6.30% for the three months ended March 31, 2003. Loan balances averaged $410.1 million for the current quarter, up $28.1 million (7.4%) from $382.0 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, interest income on investments and other deposits increased by $3 thousand (0.5%) compared to the quarter ended March 31, 2003. The decrease was due to lower portfolio yields. The weighted-average yield on securities and other deposits was 3.38% for the current quarter compared to 3.55% for the three months ended March 31, 2003. Securities and other deposits averaged $73.3 million for the current quarter, up $3.9 million (5.6%) from $69.4 million for the three months ended March 31, 2003.

     Interest expense for deposits decreased by $354 thousand (20.6%) during the current quarter compared to the three months ended March 31, 2003. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended March 31, 2004 was 1.28% compared to 1.74% for the quarter ended March 31, 2003. Total deposit balances averaged $425.4 million for the current quarter, up $29.8 million (7.5%) from $395.6 million for the quarter ended March 31, 2003. Interest expense on borrowed funds increased by $31 thousand (9.8%) during the current quarter due to an increase in average daily balances. The weighted-average cost of borrowed funds was 3.22% for the current quarter compared to 3.57% for the three months ended March 31, 2003. Borrowed funds averaged $43.2 million during the quarter ended March 31, 2004, an increase of $7.7 million (21.7%) from $35.5 million for the quarter ended March 31, 2003.

     Noninterest income for the quarter ended March 31, 2004 was $774 thousand, up $30 thousand (4.0%) from $744 thousand for the quarter ended March 31, 2003. During the current quarter fees and service charges totaled $485 thousand, an increase of $50 thousand (11.5%) from $435 thousand for the quarter ended March 31, 2003. The increase was primarily due to a commercial real estate payoff fee. Gains on sales of loans totaled $22 thousand for the three months ended March 31, 2004, compared to $142 thousand during the three months ended March 31, 2003, a decrease of $120 thousand (84.5%). The decrease in gain on sale of loans is a result of the current interest rate environment and a reduction of loans originated for sale. Fees from Trust operations totaled $140 thousand for the quarter ended March 31, 2004, an increase of $18 thousand (14.8%) from $122 thousand for the quarter ended March 31, 2003. During the current quarter gains on the sale of securities totaled $124 thousand, an increase of $79 thousand (175.6%) from $45 thousand for the quarter ended March 31, 2003. Securities sales for the three months ended March 31, 2004, totaled $3.1 million compared to $2.1 million for the three months ended March 31, 2003. There were no gains or losses from the sale of foreclosed real estate during the current quarter. During the quarter ended March 31, 2003, the loss from the sale of foreclosed real estate totaled $4 thousand.

     Noninterest expense for the quarter ended March 31, 2004 was $3.3 million, up $366 thousand (12.5%) from $2.9 million for the three months ended March 31, 2003. Increases were due primarily to account growth, system usage and expansion of banking activities. The increase in compensation and benefits was due to additional staffing for current operations. The increase in occupancy expense was due to increased depreciation, real estate taxes and utilities. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 58.6% for the quarter ended March 31, 2004 compared to 54.7% for the three months ended March 31, 2003. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended March 31, 2004 totaled $792 thousand compared to $861 thousand for the three months ended March 31, 2003, a decrease of $69 thousand (8.0%). The decrease was due to an increased investment in tax-exempt investments and loans. The combined effective federal and state tax rates for the Bancorp was 35.0% for the three months ended March 31, 2004 compared to 37.4% for the three months ended March 31, 2003.

Critical Accounting Policies

     Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2003 remain unchanged.

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

     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of March 31, 2004 and December 31, 2003. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

     March 31, 2004:

	Net Interest Income			Net Economic Value of Equity
Change in			Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$19,828	-2.8	-20	$55,254	-13.6	-30
1%	$20,281	-0.6	-10	$60,701	-5.1	-15
0%	$20,408	0.0		$63,983	0.0
-1%	$20,018	-1.9	-10	$64,253	0.4	-15
-2%	$18,856	-7.6	-20	$65,317	2.1	-30

     December 31, 2003:

	Net Interest Income			Net Economic Value of Equity
Change in			Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$19,233	-5.7	-20	$52,421	-17.2	-30
1%	$19,892	-2.5	-10	$58,652	-7.4	-15
0%	$20,398	0.0		$63,325	0.0
-1%	$20,340	-0.3	-10	$65,177	2.9	-15
-2%	$19,616	-3.8	-20	$66,851	5.6	-30

     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At March 31, 2004, an increase in interest rates of 2% would have resulted in a 2.8% decrease in net interest income and a 13.6% decrease in the net economic value of equity compared to decreases of 5.7% and 17.2% at December 31, 2003. During the three months ended March 31, 2004, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, investing cash equivalents in higher yielding interest earning assets, implementing net interest income pricing strategies and extending the maturity of rate-sensitive liabilities through FHLB advances.

Item 4.   Controls and Procedures

     (a)      Evaluation of Disclosure Controls and Procedures.

     The Bancorp maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s management, with the participation of its principal executive officer and principal financial officer, evaluates the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2004, the Bancorps’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

     (b)      Changes in Internal Control Over Financial Reporting.

     There was no change in the Bancorp’s internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

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

     (b)    Reports on Form 8-K.

Other Events and Required FD Disclosure – On February 19, 2004, the Bancorp issued a press release reporting a new quarterly dividend and filed a Report on Form 8-K including a copy of the press release and unaudited supplemental financial information for such quarter as exhibits thereto.

Results of Operations and Financial Condition – On April 19, 2004, the Bancorp issued a press release reporting its financial results for the quarter ended March 31, 2004 and filed a Report on Form 8-K including a copy of the press release and unaudited supplemental financial information for such quarter as exhibits thereto.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP
Date: May 10, 2004	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: May 10, 2004	/s/ Edward J. Furticella
Edward J. Furticella
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications