Form 10-Q
period 2004-06-30
NORTHWEST INDIANA BANCORP
filed 2004-08-06
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004, or

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

There were 2,766,539 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2004.

NorthWest Indiana Bancorp
Index

Exhibit 31.1 302 Certification CEO
Exhibit 31.2 302 Certification CFO
Exhibit 32.1 906 Certification

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2004	2003
	(unaudited)
ASSETS

Cash and non-interest bearing balances in financial institutions	$17,374	$15,888
Federal funds sold	203	182

Total cash and cash equivalents	17,577	16,070
Securities available-for-sale	74,089	60,806
Securities held-to-maturity; fair value: June 30, 2004 - $7,844
December 31, 2003 - $2,936	8,294	2,927
Loans held for sale	86	75
Loans receivable	420,141	409,808
Less: allowance for loan losses	(3,884)	(3,787)

Net loans receivable	416,257	406,021
Federal Home Loan Bank stock	2,842	2,775
Accrued interest receivable	2,271	2,249
Premises and equipment	14,018	14,419
Foreclosed real estate	114	—
Other assets	3,474	3,433

Total assets	$539,022	$508,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$49,019	$41,616
Interest bearing	392,978	380,024

Total	441,997	421,640
Borrowed funds	50,695	40,895
Accrued expenses and other liabilities	4,333	4,686

Total liabilities	497,025	467,221

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: June 30, 2004 - 2,834,703,	354	353
December 31, 2003 - 2,822,232
shares outstanding: June 30, 2004 - 2,766,539,
December 31, 2003 - 2,754,068
Additional paid in capital	3,792	3,567
Accumulated other comprehensive income/(loss)	(544)	540
Retained earnings	39,835	38,534
Treasury stock, common shares at cost: June 30, 2004 - 68,164,
December 31, 2003 - 68,16	(1,440)	(1,440)

Total stockholders’ equity	41,997	41,554

Total liabilities and stockholders’ equity	$539,022	$508,775

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income:
Loans receivable Real estate loans	$5,218	$5,418	$10,550	$10,836
Commercial loans	544	503	1,060	1,002
Consumer loans	84	99	166	202

Total loan interest	5,846	6,020	11,776	12,040
Securities	720	502	1,326	1,100
Other interest earning assets	15	33	29	52

Total interest income	6,581	6,555	13,131	13,192

Interest expense:
Deposits	1,272	1,610	2,635	3,327
Borrowed funds	371	326	719	643

Total interest expense	1,643	1,936	3,354	3,970

Net interest income	4,938	4,619	9,777	9,222
Provision for loan losses	75	140	135	260

Net interest income after provision for loan losses	4,863	4,479	9,642	8,962

Noninterest income:
Fees and service charges	482	465	967	900
Trust operations	129	112	269	234
Gain on sale of securities, net	102	43	226	88
Gain on sale of loans, net	20	174	42	316
Loss on sale of foreclosed real estate	—	—	—	(4)
Other	14	12	17	16

Total noninterest income	747	806	1,521	1,550

Noninterest expense:
Compensation and benefits	1,649	1,508	3,310	3,082
Occupancy and equipment	583	498	1,187	1,006
Data processing	184	164	360	334
Marketing	66	48	143	101
Other	770	729	1,541	1,347

Total noninterest expense	3,252	2,947	6,541	5,870

Income before income tax expenses	2,358	2,338	4,622	4,642
Income tax expenses	815	872	1,607	1,733

Net income	$1,543	$1,466	$3,015	$2,909

Earnings per common share:
Basic	$0.56	$0.53	$1.09	$1.06
Diluted	$0.55	$0.53	$1.08	$1.05
Dividends declared per common share	$0.31	$0.30	$0.62	$0.60

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance at beginning of period	$42,494	$39,638	$41,554	$39,148
Comprehensive income:
Net income	1,543	1,466	3,015	2,909
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	(1,242)	78	(1,084)	(71)

Comprehensive income	301	1,544	1,931	2,838
Issuance of shares of common stock	60	33	226	51
Cash dividends	(858)	(823)	(1,714)	(1,645)

Balance at end of period	$41,997	$40,392	$41,997	$40,392

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

(Dollars in thousands)
	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,015	$2,909

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(1,195)	(10,104)
Sale of loans originated for sale	1,199	10,303
Depreciation and amortization, net of accretion	688	865
Amortization of mortgage servicing rights	28	54
Mortgage servicing rights valuation allowance	—	15
Amortization of investment in real estate limited partnerships	25	25
Equity in loss of investment in limited partnership, net of interest received	10	11
Change in equity of investment in limited liability corporation	31	(25)
Net gains on sale of securities	(226)	(88)
Net gains on sale of loans	(42)	(316)
Net loss on sale of foreclosed real estate	—	4
Provision for loan losses	135	260
Net change in:
Interest receivable	(22)	112
Other assets	495	(963)
Accrued expenses and other liabilities	(385)	435

Total adjustments	741	588

Net cash from operating activities	3,756	3,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	9,365	18,299
Proceeds from sales of securities available-for-sale	6,246	8,443
Purchase of securities available-for-sale	(30,390)	(24,768)
Proceeds from maturities and pay downs of securities held-to-maturity	3	300
Purchase of securities held-to-maturity	(5,380)	—
Purchase of Federal Home Loan Bank stock	(67)	(35)
Loan participations purchased	(2,800)	(4,720)
Net change in loans receivable	(7,683)	(11,460)
Purchase of premises and equipment, net	(244)	(2,743)
Proceeds from sale of foreclosed real estate	—	37

Net cash from investing activities	(30,950)	(16,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	20,357	5,587
Proceeds from FHLB advances	13,000	3,000
Repayment of FHLB advances	(4,000)	—
Change in other borrowed funds	800	544
Proceeds from issuance of common stock	226	51
Dividends paid	(1,682)	(1,589)

Net cash from financing activities	28,701	7,593

Net change in cash and cash equivalents	1,507	(5,557)
Cash and cash equivalents at beginning of period	16,070	35,200

Cash and cash equivalents at end of period	$17,577	$29,643

See accompanying notes to consolidated financial statements

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation and NWIN, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2004 and December 31, 2003, and the consolidated statements of income and changes in stockholders’ equity for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The income reported for the six month period ended June 30, 2004 is not necessarily indicative of the results to be expected for the full year.

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

Note 4 — Reclassifications

     Certain amounts reported in the December 31, 2003 consolidated financial statements and the June 30, 2003 Form 10-Q have been reclassified to conform to the June 30, 2004 presentation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$1,543	$1,466	$3,015	$2,909
Proforma net income	1,530	1,455	2,990	2,887
Reported earnings per common share
Basic	0.56	0.53	1.09	1.06
Diluted	0.55	0.53	1.08	1.05
Proforma earnings per common share
Basic	0.55	0.53	1.08	1.05
Diluted	0.55	0.53	1.07	1.04

Note 5 — Stock Compensation (continued)

     Stock options were issued during the first quarter of 2004 and 2003 totaling 11,450 and 23,025, respectively. The weighted average fair value of the grants for 2004 and 2003 were $3.48 and $1.42. The fair value of options granted were estimated using an option pricing model with the following weighted average information as of the grant dates:

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

     At June 30, 2004, the Bancorp had total assets of $539.0 million and total deposits of $442.0 million. Stockholders’ equity totaled $42.0 million or 7.8% of total assets, with book value per share at $15.18. Net income for the six months ended June 30, 2004, was $3.0 million, or $1.09 earnings per common share for basic and $1.08 for diluted calculations. The annualized return on average assets (ROA) was 1.16%, while the annualized return on average stockholders’ equity (ROE) was 14.27%, for the six months ended June 30, 2004.

Financial Condition

     During the six months ended June 30, 2004, total assets increased by $30.2 million (5.9%), with interest-earning assets increasing by $29.1 million (6.1%). At June 30, 2004, interest-earning assets totaled $505.7 million and represented 93.8% of total assets.

     Loans receivable totaled $420.1 million at June 30, 2004, compared to $409.8 million at December 31, 2003. At June 30, 2004, loans receivable represented 83.1% of interest-earning assets, 78.0% of total assets and 95.1% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $27.6 million (6.6%) in construction and development loans, $235.6 million (56.1%) in residential mortgage loans, $9.8 million (2.3%) in multifamily loans, $90.7 million (21.6%) in commercial real estate loans, $5.8 million (1.4%) in consumer loans, $38.2 million (9.1%) in commercial business and $12.4 million (2.9%) in government and other loans. Adjustable rate loans comprised 45.2% of total loans at June 30, 2004. During the six months ended June 30, 2004, loans increased by $10.3 million (2.5%), including $6.9 million in government, $3.9 million in construction & land development, $3.1 in residential mortgages, $2.4 million in commercial business, and $659 thousand in consumer loans. During the six months ended June 30, 2004, commercial real estate decreased by $6.1 million and multifamily loans decrease by $601 thousand. During the six months ended June 30, 2004, loan growth was affected by a decrease in loan originations and an increase in commercial loan payoffs. Management believes that, despite the moderate pace of its local economy, the positive trend in loan growth is likely to continue during the rest of 2004. Management expects to fund future loan growth with retail funds.

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the six months ended June 30, 2004, the Bancorp sold $1.2 million in fixed rate mortgages compared to $10.3 million during the six months ended June 30, 2003. Net gains realized from current year sales totaled $42 thousand compared to $316 thousand for the six months ended June 30, 2003. The decrease in gain on sale of loans is a result of the current interest rate environment and a reduction of loans originated for sale. Management believes that, during the remaining months of 2004 gains on sale of loans will be less than that reported during the prior year. At June 30, 2004, the Bancorp had $86 thousand classified as loans held for sale.

     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. Investments are generally for terms ranging from one day to seven years. The investment portfolio totaled $82.4 million at June 30, 2004, compared to $63.7 million at December 31, 2003. At June 30, 2004, the investment portfolio represented 16.9% of interest-earning assets, 15.8% of total assets and was invested as follows: 62.4% in U.S. government agency debt securities, 27.2% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 10.4% in municipal securities. At June 30, 2004, securities available-for-sale (AFS) totaled $74.1 million or 89.9% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at June 30, 2004, the Bancorp had $203 thousand in federal funds sold and $2.8 million in Federal Home Loan Bank (FHLB) stock. During the six months ended June 30, 2004, securities increased by $18.7 million (29.3%). The increase in securities was a result of deposit growth outpacing loan growth.

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

     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $1.8 million at June 30, 2004 compared to $1.7 million at December 31, 2003, an increase of $55 thousand or 3.2%. The ratio of non-performing loans to total loans was 0.42% at June 30, 2004 and December 31, 2003. The ratio of non-performing loans to total assets was 0.33% at June 30, 2004, compared to 0.34% at December 31, 2003. The June 30, 2004 balance includes $1.5 million in loans accounted for on a non-accrual basis and $249 thousand in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $2.6 million at June 30, 2004, a decrease of $93 thousand from the $2.7 million reported at December 31, 2003. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans were $7.9 million at June 30, 2004, compared to $8.3 million at December 31, 2003.

     At June 30, 2004, the balance for non-performing and substandard loans includes three loans to three borrowers totaling $530 thousand that have been classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the six months ended June 30, 2004. There are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at June 30, 2004, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

     During the six months ended June 30, 2004, additions to the ALL account totaled $135 thousand compared to $260 thousand for the six months ended June 30, 2003. The decrease during the current year was due to an improvement in non-performing loan ratios and a reduction in loan charge-offs. Charge-offs, net of recoveries, totaled $38 thousand for the current period compared to $92 thousand for the six months ended June 30, 2003. Changes in the provision are directionally consistent with changes in observable data and take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. While the quality of the loan portfolio remains sound, provisions during the current period were warranted because of increased average daily loan balances and continued apparent weaknesses in the local economy.

     The ALL to total loans was 0.92% at June 30, 2004 and December 31, 2003, while the ALL to non-performing loans (coverage ratio) was 218.9% compared to 220.3% for the same periods. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been established. The June 30, 2004 balance in the ALL account of $3.9 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.

     At June 30, 2004, foreclosed real estate totaled $114 thousand compared to $0 at December 31, 2003. The current year balance is comprised of two residential properties. Management is actively seeking a purchaser for the properties.

     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At June 30, 2004, deposits totaled $442.0 million. During the six months ended June 30, 2004, deposits increased by $20.4 million (4.8%). Checking accounts increased by $10.7 million (11.5%), money market deposit accounts (MMDA’s) increased $13.6 million (19.9%) and savings accounts increased $2.2 million (3.1%). During the current period, certificates of deposits decreased by $6.1 million (3.2%). At June 30, 2004, the deposit base was comprised of 23.5% checking accounts, 18.5% MMDA’s, 16.4% savings accounts and 41.6% certificates of deposit. The growth in deposits was a result of competitive product offerings and an aggressive marketing program.

     Borrowings are primarily used to fund asset growth not supported by deposit generation. At June 30, 2004, borrowed funds totaled $50.7 million compared to $40.9 million at December 31, 2003, an increase of $9.8 million (24.0%). Retail repurchase agreements totaled $12.1 million at June 30, 2004, compared to $11.5 million at December 31, 2003, an increase of $687 thousand (6.0%). FHLB advances totaled $35.5 million at June 30, 2004, compared to $26.5 million at December 31, 2003, an increase of $9.0 million, as the Bancorp extended the maturity structure of interest-bearing liabilities at cost effective interest rates. Other short-term borrowings totaled $3.1 million at June 30, 2004, compared to $2.9 million at December 31, 2003, an increase of $115 thousand as the Bancorp increased short-term funding.

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

     During the six months ended June 30, 2004, cash and cash equivalents increased $1.5 million compared to a $5.6 million decrease for the six months ended June 30, 2003. The increase for the current period was principally due to deposit growth and proceeds from FHLB advances. The primary sources of cash were proceeds from maturities and sales of securities, loan sales, deposit growth, FHLB advances and cash provided by operating activities. The primary uses of cash were loan originations, purchase of securities and the payment of common stock dividends. During the current six months cash provided by operating activities totaled $3.8 million compared to $3.5 million for the six months ended June 30, 2003. Cash outflows from investing activities totaled $31.0 million compared to $16.6 million for the six months ended June 30, 2003. The change for the current period was due primarily to an increase in security purchases and a decrease in proceeds from security maturities and pay downs. Net cash inflows from financing activities totaled $28.7 million during the current period compared to net cash outflows of $7.6 million for the six months ended June 30, 2003. The increase in net cash inflows was primarily due to an increase in deposits, principally core deposit growth and additional FHLB advances. The Bancorp paid dividends on common stock of $1.7 million during the current six months compared to $1.6 million for the six months ended June 30, 2003.

     At June 30, 2004, outstanding commitments to fund loans totaled $71.0 million. Approximately 84% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2004, stockholders’ equity increased by $443 thousand (1.1%). The increase resulted primarily from earnings of $3.0 million during the period. In addition, $226 thousand represents proceeds from the exercise of 10,421 stock options. The Bancorp declared $1.7 million in cash dividends for the six month period ended June 30, 2004. The net unrealized loss on available-for-sale securities, net of tax was $1.1 million for the current period.

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

     The following table shows that, at June 30, 2004, and December 31, 2003, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At June 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$46.4	12.6%	$29.4	8.0%	$36.8	10.0%
Tier 1 capital to risk-weighted assets	$42.5	11.6%	$14.7	4.0%	$22.1	6.0%
Tier 1 capital to adjusted average assets	$42.5	8.0%	$15.9	3.0%	$26.5	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$44.8	12.5%	$28.6	8.0%	$35.7	10.0%
Tier 1 capital to risk-weighted assets	$41.0	11.5%	$14.3	4.0%	$21.4	6.0%
Tier 1 capital to adjusted average assets	$41.0	8.0%	$15.4	3.0%	$25.7	5.0%

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

Results of Operations — Comparison of the Quarter Ended June 30, 2004 to the Quarter Ended June 30, 2003

     Net income for the three months ended June 30, 2004 was $1.543 million compared to $1.466 million for the quarter ended June 30, 2003, an increase of $77 thousand (5.3%), principally due to a decrease in the cost of interest-bearing liabilities. The earnings represent a ROA of 1.16% for the quarter ended June 30, 2004 compared to 1.21% for the quarter ended June 30, 2003. The ROE was 14.57% for the current quarter compared to 14.58% for the quarter ended June 30, 2003.

     Net interest income for the three months ended June 30, 2004 was $4.9 million, up $319 thousand (6.9%), compared to $4.6 million for the quarter ended June 30, 2003. The increase in net interest income was due to a lower cost of funds. The weighted-average yield on interest-earning assets was 5.26% for the three months ended June 30, 2004 compared to 5.74% for the three months ended June 30, 2003. The weighted-average cost of funds for the quarter ended June 30, 2004, was 1.35% compared to 1.76% for the quarter ended June 30, 2003. The impact of the 5.26% return on interest-earning assets and the 1.35% cost of funds resulted in an interest rate spread of 3.91% for the current quarter compared to 3.98% for the quarter ended June 30, 2003. During the current quarter, total interest income increased by $26 thousand (0.4%) while total interest expense decreased by $293 thousand (15.1%). The net interest margin was 3.95% for the three months ended June 30, 2004 compared to 4.04% for the quarter ended June 30, 2003.

     During the three months ended June 30, 2004, interest income from loans decreased by $174 thousand (2.9%) compared to the three months ended June 30, 2003. The decrease was due to lower yields on loans outstanding, as the current interest rate environment resulted in new originations at low rates. While residential mortgage modifications and refinances have slowed, commercial loan payoffs have occurred during the current period. The weighted-average yield on loans outstanding was 5.68% for the current quarter compared to 6.21% for the three months ended June 30, 2003. Loan balances averaged $411.7 million for the current quarter, up $24.2 million (6.2%) from $387.5 million for the three months ended June 30, 2003. During the three months ended June 30, 2004, interest income on investments and other deposits increased by $200 thousand (37.4%) compared to the quarter ended June 30, 2003. The increase was due to higher average balances and an increase in portfolio yields. The weighted-average yield on securities and other deposits was 3.33% for the current quarter compared to 3.08% for the three months ended June 30, 2003. Securities and other deposits averaged $88.4 million for the current quarter, up $18.7 million (26.8%) from $69.7 million for the three months ended June 30, 2003.

     Interest expense for deposits decreased by $338 thousand (21.0%) during the current quarter compared to the three months ended June 30, 2003. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended June 30, 2004 was 1.17% compared to 1.60% for the quarter ended June 30, 2003. Total deposit balances averaged $436.5 million for the current quarter, up $33.8 million (8.4%) from $402.7 million for the quarter ended June 30, 2003. Interest expense on borrowed funds increased by $45 thousand (13.8%) during the current quarter due to an increase in average daily balances. The weighted-average cost of borrowed funds was 3.07% for the current quarter compared to 3.51% for the three months ended June 30, 2003. Borrowed funds averaged $48.3 million during the quarter ended June 30, 2004, an increase of $11.2 million (30.2%) from $37.1 million for the quarter ended June 30, 2003.

     Noninterest income for the quarter ended June 30, 2004 was $747 thousand, a decrease of $59 thousand (7.3%) from $806 thousand for the quarter ended June 30, 2003. The current quarter noninterest income has been impacted by a decrease in gains from loan sales of $154 thousand, as the amount of loans sold during the three months ended June 30, 2004 totaled $791 thousand compared to $5.3 million during the three months ended June 30, 2003. During the current quarter fees and service charges totaled $482 thousand, an increase of $17 thousand (3.7%) from $465 thousand for the quarter ended June 30, 2003. The increase was primarily due to deposit account growth and increased customer activity. Fees from Trust operations totaled $129 thousand for the quarter ended June 30, 2004, an increase of $17 thousand (15.2%) from $112 thousand for the quarter ended June 30, 2003. During the current quarter gains on the sale of securities totaled $102 thousand, an increase of $59 thousand (137.2%) from $43 thousand for the quarter ended June 30, 2003. Securities sales for the three months ended June 30, 2004, totaled $3.1 million compared to $6.4 million for the three months ended June 30, 2003. There were no gains or losses from the sale of foreclosed real estate during the current quarter ended June 30, 2004 and 2003.

     Noninterest expense for the quarter ended June 30, 2004 was $3.3 million, up $305 thousand (10.3%) from $2.9 million for the three months ended June 30, 2003. Increases were due primarily to account growth, system usage and expansion of banking activities. The increase in compensation and benefits was due to additional staffing for current operations. The increase in occupancy expense was due to increased depreciation, real estate taxes and utilities. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 57.2% for the quarter ended June 30, 2004 compared to 54.3% for the three months ended June 30, 2003. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended June 30, 2004 totaled $815 thousand compared to $872 thousand for the three months ended June 30, 2003, a decrease of $57 thousand (6.5%). The decrease was due to an increased investment in tax-exempt investments and loans. The combined effective federal and state tax rates for the Bancorp was 34.6% for the three months ended June 30, 2004 compared to 37.3% for the three months ended June 30, 2003.

Results of Operations — Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

     Net income for the six months ended June 30, 2004 was $3.015 million compared to $2.909 million for the six months ended June 30, 2003, an increase of $106 thousand (3.6%), principally due to a decrease in the cost of interest-bearing liabilities. The earnings represent a ROA of 1.16% for the six months ended June 30, 2004 compared to 1.22% for the six months ended June 30, 2003. The ROE was 14.27% for the current six months compared to 14.56% for the six months ended June 30, 2003.

     Net interest income for the six months ended June 30, 2004 was $9.6 million, up $680 thousand (7.6%), compared to $9.2 million for the six months ended June 30, 2003. The increase in net interest income was due to a lower cost of funds. The weighted-average yield on interest-earning assets was 5.34% for the six months ended June 30, 2004 compared to 5.81% for the six months ended June 30, 2003. The weighted-average cost of funds for the six months ended June 30, 2004, was 1.41% compared to 1.82% for the six months ended June 30, 2003. The impact of the 5.34% return on interest-earning assets and the 1.41% cost of funds resulted in an interest rate spread of 3.93% for the current six months compared to 3.98% for the six months ended June 30, 2003. During the current six months, total interest income decreased by $61 thousand (0.5%) while total interest expense decreased by $616 thousand (15.5%). The net interest margin was 3.98% for the six months ended June 30, 2004 compared to 4.06% for the six months ended June 30, 2003.

     During the six months ended June 30, 2004, interest income from loans decreased by $264 thousand (2.2%) compared to the six months ended June 30, 2003. The decrease was due to lower yields on loans outstanding, as existing variable rate portfolio loans are repricing at lower rates. The weighted-average yield on loans outstanding was 5.73% for the current six months compared to 6.26% for the six months ended June 30, 2003. Loan balances averaged $410.9 million for the current six months, up $26.2 million (6.8%) from $384.7 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, interest income on investments and other deposits increased by $203 thousand (17.6%) compared to the six months ended June 30, 2003. The increase was due to higher average balances and an increase in portfolio yields. The weighted-average yield on securities and other deposits was 3.35% for the current six months compared to 3.31% for the six months ended June 30, 2003. Securities and other deposits averaged $80.9 million for the current six months, up $11.4 million (16.4%) from $69.5 million for the six months ended June 30, 2003.

     Interest expense for deposits decreased by $692 thousand (20.8%) during the current six months compared to the six months ended June 30, 2003. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the six months ended June 30, 2004 was 1.22% compared to 1.67% for the six months ended June 30, 2003. Total deposit balances averaged $430.9 million for the current six months, up $31.7 million (7.9%) from $399.2 million for the six months ended June 30, 2003. Interest expense on borrowed funds increased by $76 thousand (11.8%) during the current six months due to an increase in average daily balances. The weighted-average cost of borrowed funds was 3.14% for the current six months compared to 3.54% for the six months ended June 30, 2003. Borrowed funds averaged $45.8 million during the six months ended June 30, 2004, an increase of $9.5 million (26.2%) from $36.3 million for the six months ended June 30, 2003.

     Noninterest income for the six months ended June 30, 2004 was $1.5 million, a decrease of $29 thousand (1.9%) from $1.6 million for the six months ended June 30, 2003. The current six months noninterest income has been impacted by a decrease in gains from loan sales of $274 thousand, as the amount of loans sold during the six months ended June 30, 2004 totaled $1.2 million compared to $10.3 million during the six months ended June 30, 2003. During the current six months fees and service charges totaled $967 thousand, an increase of $67 thousand (7.4%) from $900 thousand for the six months ended June 30, 2003. The increase was primarily due to a deposit account growth and increased customer account activity. Fees from Trust operations totaled $269 thousand for the six months ended June 30, 2004, an increase of $35 thousand (15.0%) from $234 thousand for the six months ended June 30, 2003. During the current six months gains on the sale of securities totaled $226 thousand, an increase of $138 thousand (156.8%) from $88 thousand for the six months ended June 30, 2003. Securities sales for the six months ended June 30, 2004, totaled $6.2 million compared to $8.4 million for the six months ended June 30, 2003. There were no gains or losses from the sale of foreclosed real estate during the current six months ended June 30, 2004. During the six months ended June 30, 2003, the loss from the sale of foreclosed real estate totaled $4 thousand.

     Noninterest expense for the six months ended June 30, 2004 was $6.5 million, up $671 thousand (11.4%) from $5.9 million for the six months ended June 30, 2003. Increases were due primarily to account growth, system usage and expansion of banking activities. The increase in compensation and benefits was due to additional staffing for current operations. The increase in occupancy expense was due to increased depreciation, real estate taxes and utilities. Other expense changes were due to standard increases in operations. The Bancorp’s efficiency ratio was 57.9% for the six months ended June 30, 2004 compared to 54.5% for the six months ended June 30, 2003.

     Income tax expenses for the six months ended June 30, 2004 totaled $1.6 million compared to $1.7 million for the six months ended June 30, 2003, a decrease of $126 thousand (7.3%). The decrease was due to an increased investment in tax-exempt investments and loans. The combined effective federal and state tax rates for the Bancorp was 34.8% for the six months ended June 30, 2004 compared to 37.3% for the six months ended June 30, 2003.

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

     Interest Rate Risk. The Bancorp’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk (IRR) is the risk that the earnings and capital will be adversely affected by changes in interest rates. Further discussion of interest rate risk can be found in this report under Item 3., “Quantitative and Qualitative Disclosures About Market Risk”. During the third quarter of 2004, management expects to sell approximately $10.2 million in fixed rate mortgage loans with contractual maturities exceeding fifteen years. The purpose of the restructuring is to reduce IRR by moving funds from fixed rate to variable rate instruments.

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

     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of June 30, 2004 and December 31, 2003. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

     June 30, 2004:

				Net Economic Value of Equity
	Net Interest Income		Policy			Policy
Change in rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$20,148	-4.0	- 20	$55,214	- 17.7	- 30
1%	$20,590	-1.9	- 10	$61,293	- 8.7	- 15
0%	$20,979	0.0		$67,097	0.0
-1%	$20,938	-0.2	- 10	$70,187	4.6	- 15
-2%	$19,852	-5.4	- 20	$71,032	5.9	- 30

     December 31, 2003:

				Net Economic Value of Equity
	Net Interest Income		Policy			Policy
Change in rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$19,233	- 5.7	- 20	$52,421	- 17.2	- 30
1%	$19,892	- 2.5	- 10	$58,652	- 7.4	- 15
0%	$20,398	0.0		$63,325	0.0
-1%	$20,340	- 0.3	- 10	$65,177	2.9	- 15
-2%	$19,616	- 3.8	- 20	$66,851	5.6	- 30

     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At June 30, 2004, an increase in interest rates of 2% would have resulted in a 4.0% decrease in net interest income and a 17.7% decrease in the net economic value of equity compared to decreases of 5.7% and 17.2% at December 31, 2003. During the six months ended June 30, 2004, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, maintaining the short duration of the securities portfolio, growing core account balances, implementing net interest income pricing strategies and extending the maturity of rate-sensitive liabilities through FHLB advances.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     The Bancorp maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s management, with the participation of its principal executive officer and principal financial officer, evaluates the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2004, the Bancorps’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

     (b) Changes in Internal Control Over Financial Reporting.

     There was no change in the Bancorp’s internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings
The Bancorp is not party to any material legal proceedings. From time to time, the Bank is a party to ordinary routine litigation incidental to its business, including foreclosures.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There are no matters reportable under this item.

Item 3. Defaults Upon Senior Securities
There are no matters reportable under this item.

Item 4. Submission of Matters to a Vote of Security Holders
The Bancorp held its annual meeting of shareholders on April 21, 2004. At this meeting the shareholders:

1.	Elected the following directors for a three-year term:

		Number of Votes
	For	Withheld	Against
Leroy F. Cataldi	1,929,833	19,671	11,000
Stanley E. Mize	1,932,833	19,671	8,000
Edward J. Furticella	1,922,433	19,671	18,400

Other directors whose term of office as a director continued after the meeting include:

David A. Bochnowski	Frank J. Bochnowski
Gloria C. Gray	Joel Gorelick
Lourdes M. Dennison	Kenneth V. Krupinski
James L. Wieser

2.	Ratified the appointment of Crowe Chizek and Company LLC as the auditors for the Bancorp for the year ending December 31, 2004.

	For	Against	Abstain
Number of Votes	1,926,897	8,000	5,936

3.	Approval of NorthWest Indiana Bancorp 2004 Stock Option and Incentive Plan.

	For	Against	Abstain
Number of Votes	1,793,305	134,352	13,176

Item 5. Other Information
There are no matters reportable under this item.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K.

Results of Operations and Financial Condition — On April 19, 2004, the Bancorp issued a press release reporting its financial results for the quarter ended March 31, 2004 and filed a Report on Form 8-K including a copy of the press release and unaudited supplemental financial information for such quarter as exhibits thereto.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: August 6, 2004	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: August 6, 2004	/s/ Edward J. Furticella

Edward J. Furticella
Executive Vice President, Chief Financial Officer
and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications