Form 10-Q
period 2004-09-30
NORTHWEST INDIANA BANCORP
filed 2004-11-12
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004, or

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
Yes [  ] No [X]

There were 2,769,127 shares of the registrant’s Common Stock, without par value, outstanding at September 30, 2004.

NorthWest Indiana Bancorp
Index

Page
Number
PART I. Financial Information
Item 1. Consolidated Financial Statements of NorthWest Indiana Bancorp
Consolidated Balance Sheets, September 30, 2004 and December 31, 2003	1
Consolidated Statements of Income, Three and Nine Months Ended September 30, 2004 and 2003	2
Consolidated Statements of Changes in Stockholders’ Equity, Three and Nine Months Ended September 30, 2004 and 2003	3
Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2004 and 2003	4
Notes to Consolidated Financial Statements	5-6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15-16
Item 4. Controls and Procedures	17
PART II. Other Information	18
SIGNATURES	19
EXHIBITS	20-23
EX-31.1 CEO Certification
EX-31.2 CFO Certification
EX-32.1 906 Certification

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
(Dollars in thousands)	(unaudited)
ASSETS
Cash and non-interest bearing balances in financial institutions	$14,410	$15,888
Federal funds sold	202	182

Total cash and cash equivalents	14,612	16,070
Securities available-for-sale	73,732	60,806
Securities held-to-maturity; fair value: September 30, 2004 - $9,790 December 31, 2003 - $2,936	9,705	2,927
Loans held for sale	—	75
Loans receivable	415,506	409,808
Less: allowance for loan losses	(3,767)	(3,787)

Net loans receivable	411,739	406,021
Federal Home Loan Bank stock	2,873	2,775
Accrued interest receivable	2,282	2,249
Premises and equipment	14,176	14,419
Foreclosed real estate	101	—
Cash value of bank owned life insurance	8,066	—
Other assets	3,007	3,433

Total assets	$540,293	$508,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$49,680	$41,616
Interest bearing	392,466	380,024

Total	442,146	421,640
Borrowed funds	50,402	40,895
Accrued expenses and other liabilities	4,160	4,686

Total liabilities	496,708	467,221
Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: September 30, 2004 - 2,837,291, December 31, 2003 - 2,822,232	355	353
shares outstanding: September 30, 2004 - 2,769,127, December 31, 2003 - 2,754,068
Additional paid in capital	3,899	3,567
Accumulated other comprehensive income/(loss)	163	540
Retained earnings	40,608	38,534
Treasury stock, common shares at cost: September 30, 2004 - 68,164, December 31, 2003 - 68,164	(1,440)	(1,440)

Total stockholders’ equity	43,585	41,554

Total liabilities and stockholders’ equity	$540,293	$508,775

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest income:
Loans receivable
Real estate loans	$5,198	$5,463	$15,748	$16,299
Commercial loans	624	538	1,684	1,540
Consumer loans	87	92	253	294

Total loan interest	5,909	6,093	17,685	18,133
Securities	746	453	2,072	1,553
Other interest earning assets	27	36	56	88

Total interest income	6,682	6,582	19,813	19,774

Interest expense:
Deposits	1,330	1,454	3,965	4,781
Borrowed funds	392	328	1,111	971

Total interest expense	1,722	1,782	5,076	5,752

Net interest income	4,960	4,800	14,737	14,022
Provision for loan losses	110	100	245	360

Net interest income after provision for loan losses	4,850	4,700	14,492	13,662

Noninterest income:
Fees and service charges	628	477	1,595	1,377
Trust operations	116	105	385	339
Gain on sale of securities, net	—	31	226	119
Gain on sale of loans, net	154	67	196	383
Increase in cash value of bank owned life insurance	66	—	66	—
Loss on sale of foreclosed real estate	—	—	—	(4)
Other	4	5	21	21

Total noninterest income	968	685	2,489	2,235

Noninterest expense:
Compensation and benefits	1,778	1,520	5,088	4,602
Occupancy and equipment	560	501	1,747	1,507
Data processing	184	174	544	508
Marketing	48	32	191	133
Other	798	731	2,339	2,078

Total noninterest expense	3,368	2,958	9,909	8,828

Income before income tax expenses	2,450	2,427	7,072	7,069
Income tax expenses	818	883	2,425	2,616

Net income	$1,632	$1,544	$4,647	$4,453

Earnings per common share:
Basic	$0.59	$0.56	$1.68	$1.62
Diluted	$0.58	$0.55	$1.66	$1.60
Dividends declared per common share	$0.31	$0.30	$0.93	$0.90

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$41,997	$40,392	$41,554	$39,148
Comprehensive income:
Net income	1,632	1,544	4,647	4,453
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	707	(263)	(377)	(334)

Comprehensive income	2,339	1,281	4,270	4,119
Issuance of shares of common stock, including tax benefits	107	79	332	131
Cash dividends	(858)	(825)	(2,571)	(2,471)

Balance at end of period	$43,585	$40,927	$43,585	$40,927

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,647	$4,453

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(1,973)	(16,150)
Sale of loans originated for sale	2,077	15,025
Depreciation and amortization, net of accretion	1,140	1,307
Amortization of mortgage servicing rights	44	88
Change in equity of investment in limited liability partnerships	48	48
Change in equity of investment in limited liability corporation	20	(40)
Net gains on sale of securities	(226)	(119)
Net gains on sale of loans	(196)	(383)
Net loss on sale of foreclosed real estate	—	4
Provision for loan losses	245	360
Net change in:
Interest receivable	(33)	116
Cash value of bank owned life insurance	(66)	—
Other assets	683	1,349
Accrued expenses and other liabilities	(558)	(1,072)

Total adjustments	1,205	533

Net cash from operating activities	5,852	4,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	14,205	22,800
Proceeds from sales of securities available-for-sale	6,246	10,488
Purchase of securities available-for-sale	(33,878)	(35,215)
Proceeds from maturities and pay downs of securities held-to-maturity	(6,802)	382
Purchase of securities held-to-maturity	7	(1,355)
Purchase of Federal Home Loan Bank stock	(98)	(69)
Proceeds from sale of loans transferred to held for sale	12,166	—
Loan participations purchased	(3,229)	(7,886)
Net change in loans receivable	(15,003)	(17,853)
Purchase of premises and equipment, net	(730)	(4,470)
Proceeds from sale of foreclosed real estate	—	737
Purchase of bank owned life insurance	(8,000)	—

Net cash from investing activities	(35,116)	(32,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	20,506	34,384
Proceeds from FHLB advances	13,000	5,000
Repayment of FHLB advances	(4,000)	—
Change in other borrowed funds	507	228
Proceeds from issuance of common stock	332	131
Dividends paid	(2,539)	(2,413)

Net cash from financing activities	27,806	37,330

Net change in cash and cash equivalents	(1,458)	9,875
Cash and cash equivalents at beginning of period	16,070	35,200

Cash and cash equivalents at end of period	$14,612	$45,075

SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$101	$614
Transfers from loans to loans held for sale	$12,202	$—

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation and NWIN, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2004 and December 31, 2003, and the consolidated statements of income and changes in stockholders’ equity for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The income reported for the nine month period ended September 30, 2004 is not necessarily indicative of the results to be expected for the full year.

Note 2 — Use of Estimates

     Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

Note 3 — Concentrations of Credit Risk

     The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

Note 4 — Reclassifications

     Certain amounts reported in the December 31, 2003 consolidated financial statements and the September 30, 2003 Form 10-Q have been reclassified to conform to the September 30, 2004 presentation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$1,632	$1,544	$4,647	$4,453
Proforma net income	1,619	1,533	4,609	4,419
Reported earnings per common share
Basic	0.59	0.56	1.68	1.62
Diluted	0.59	0.56	1.67	1.61
Proforma earnings per common share
Basic	0.58	0.55	1.66	1.60
Diluted	0.58	0.56	1.64	1.59

Note 5 – Stock Compensation (continued)

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

     At September 30, 2004, the Bancorp had total assets of $540.3 million, total loans of $415.5 million and total deposits of $442.1 million. Stockholders’ equity totaled $43.6 million or 8.1% of total assets, with book value per share at $15.74. Net income for the nine months ended September 30, 2004, was $4.6 million, or $1.68 earnings per common share for basic and $1.66 for diluted calculations. The annualized return on average assets (ROA) was 1.17%, while the annualized return on average stockholders’ equity (ROE) was 14.55%, for the nine months ended September 30, 2004.

Financial Condition

     During the nine months ended September 30, 2004, total assets increased by $31.5 million (6.2%), with interest-earning assets increasing by $25.4 million (5.3%). At September 30, 2004, interest-earning assets totaled $502.0 million and represented 92.9% of total assets.

     Loans receivable totaled $415.5 million at September 30, 2004, compared to $409.8 million at December 31, 2003. At September 30, 2004, loans receivable represented 82.8% of interest-earning assets, 76.9% of total assets and 94.0% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $30.8 million (7.4%) in construction and development loans, $225.3 million (54.2%) in residential mortgage loans, $9.8 million (2.4%) in multifamily loans, $91.4 million (22.0%) in commercial real estate loans, $5.5 million (1.3%) in consumer loans, $40.9 million (9.8%) in commercial business and $11.8 million (2.9%) in government and other loans. Adjustable rate loans comprised 48.7% of total loans at September 30, 2004. During the nine months ended September 30, 2004, loans increased by $5.7 million (1.4%), including $7.2 million in construction & land development, $6.0 million in government, $5.1 million in commercial business, and $2.0 million in consumer loans. During the nine months ended September 30, 2004, residential mortgages decreased by $8.8 million, commercial real estate decreased by $5.4 million and multifamily loans decrease by $485 thousand. During the nine months ended September 30, 2004, loan growth was affected by a decrease in loan originations, an increase in commercial loan payoffs and a balance sheet restructuring strategy designed to reduce interest rate risk that included the sale of $12.2 million in twenty and thirty year fixed rate loans. Management believes that, despite the moderate pace of its local economy, the positive trend in loan growth is likely to continue during the rest of 2004. Management expects to fund future loan growth with retail funds.

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. The Bancorp retains the servicing on all loans sold in the secondary market. During the nine months ended September 30, 2004, the Bancorp sold $2.0 million in fixed rate mortgages originated for sale compared to $16.2 million during the nine months ended September 30, 2003. In addition, the Bancorp sold $12.2 million in twenty and thirty year fixed rate loans as a part of a balance sheet restructuring strategy to reduce interest rate risk. The restructuring reduced price volatility in the mortgage portfolio, provided for the purchase of bank owned life insurance and funding shorter duration loans. Net gains realized from current year sales totaled $196 thousand compared to $383 thousand for the nine months ended September 30, 2003. The decrease in gain on sale of loans is a result of the current interest rate environment and a reduction of loans originated for sale. Management believes that, during the remaining months of 2004 gains on sale of loans will be less than that reported during the prior year. At September 30, 2004, the Bancorp had no loans that were classified as loans held for sale.

     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. Investments are generally for terms ranging from one day to seven years. The investment portfolio totaled $83.4 million at September 30, 2004, compared to $63.7 million at December 31, 2003. At September 30, 2004, the investment portfolio represented 17.2% of interest-earning assets, 16.0% of total assets and was invested as follows: 59.7% in U.S. government agency debt securities, 28.3% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 12.0% in municipal securities. At September 30, 2004, securities available-for-sale (AFS) totaled $73.7 million or 88.4% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons.

In addition, at September 30, 2004, the Bancorp had $202 thousand in federal funds sold and $2.9 million in Federal Home Loan Bank (FHLB) stock. During the nine months ended September 30, 2004, securities increased by $19.7 million (30.9%). The increase in securities was a result of deposit growth outpacing loan growth.

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

     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $1.4 million at September 30, 2004 compared to $1.7 million at December 31, 2003, a decrease of $322 thousand or 18.7%. The ratio of non-performing loans to total loans was 0.34% at September 30, 2004 compared to 0.42% at December 31, 2003. The ratio of non-performing loans to total assets was 0.26% at September 30, 2004, compared to 0.34% at December 31, 2003. The September 30, 2004 balance includes $1.2 million in loans accounted for on a non-accrual basis and $216 thousand in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $3.7 million at September 30, 2004, an increase of $1.0 million from the $2.7 million reported at December 31, 2003. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans were $6.5 million at September 30, 2004, compared to $8.3 million at December 31, 2003.

     The balance for non-performing and substandard loans includes two loans to two borrowers totaling $302 thousand that have been classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the nine months ended September 30, 2004. There are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at September 30, 2004, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

     During the nine months ended September 30, 2004, additions to the ALL account totaled $245 thousand compared to $360 thousand for the nine months ended September 30, 2003. Charge-offs, net of recoveries, totaled $265 thousand for the current period compared to $126 thousand for the nine months ended September 30, 2003. Changes in the provision are directionally consistent with changes in observable data and take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. While the quality of the loan portfolio remains sound, provisions during the current period were warranted because of increased average daily loan balances and continued apparent weaknesses in the local economy.

     The ALL to total loans was 0.91% at September 30, 2004 compared to 0.92% at December 31, 2003, while the ALL to nonperforming loans (coverage ratio) was 269.6% compared to 220.3% for the same periods. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been established. The September 30, 2004 balance in the ALL account of $3.8 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as, consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.

     At September 30, 2004, foreclosed real estate totaled $101 thousand compared to $0 at December 31, 2003. The current year balance is comprised of two residential properties. Management is actively seeking a purchaser for the properties.

     During July 2004, the Bank purchased $8.0 million in bank owned life insurance. The business purpose of the bank owned life insurance is to offset the cost of Bancorp sponsored employee benefits. The bank owned life insurance is recorded as an asset on the Bancorp’s balance sheet. Increases in cash value of the policies are recorded as noninterest income.

     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At September 30, 2004, deposits totaled $442.1 million. During the nine months ended September 30, 2004, deposits increased by $20.5 million (4.9%). Checking accounts increased by $7.8 million (8.4%), money market deposit accounts (MMDA’s) increased $9.3 million (13.6%) and savings accounts decreased $413 thousand (0.6%). During the current period, certificates of deposits increased by $3.8 million (2.0%). At September 30, 2004, the deposit base was comprised of 22.9% checking accounts, 17.5% MMDA’s, 15.8% savings accounts and 43.8% certificates of deposit. The growth in deposits was a result of competitive product offerings and an aggressive marketing program.

     Borrowings are primarily used to fund asset growth not supported by deposit generation. At September 30, 2004, borrowed funds totaled $50.4 million compared to $40.9 million at December 31, 2003, an increase of $9.5 million (23.2%). Retail repurchase agreements totaled $13.0 million at September 30, 2004, compared to $11.5 million at December 31, 2003, an increase of $1.5 million (13.1%). FHLB advances totaled $35.5 million at September 30, 2004, compared to $26.5 million at December 31, 2003, an increase of $9.0 million, as the Bancorp extended the maturity structure of interest-bearing liabilities at cost effective interest rates. Other short-term borrowings totaled $2.0 million at September 30, 2004, compared to $2.9 million at December 31, 2003, a decrease of $992 thousand as the Bancorp decreased short-term funding.

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

     During the nine months ended September 30, 2004, cash and cash equivalents decreased $1.5 million compared to a $9.9 million increase for the nine months ended September 30, 2003. The decrease for the current period was principally due to the purchase of bank owned life insurance, as well as purchases of securities available-for-sale. The primary sources of cash were proceeds from maturities and sales of securities, loan sales, deposit growth, FHLB advances and cash provided by operating activities. The primary uses of cash were loan originations, purchase of securities, purchase of bank owned life insurance and the payment of common stock dividends. During the current nine months, cash provided by operating activities totaled $18.0 million compared to $5.0 million for the nine months ended September 30, 2003. The increase in cash provided by operating actives was a result of the sale of loans. Cash outflows from investing activities totaled $47.3 million compared to $32.4 million for the nine months ended September 30, 2003. The change for the current period was due primarily to the purchase of bank owned life insurance. Net cash inflows from financing activities totaled $27.8 million during the current period compared to net cash outflows of $37.3 million for the nine months ended September 30, 2003. The decrease in net cash inflows was primarily due to the change in deposits. The Bancorp paid dividends on common stock of $2.5 million during the current nine months compared to $2.4 million for the nine months ended September 30, 2003.

     At September 30, 2004, outstanding commitments to fund loans totaled $76.5 million. Approximately 84% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2004, stockholders’ equity increased by $2.0 million (4.9%). The increase resulted primarily from earnings of $4.6 million during the period. The Bancorp declared $2.6 million in cash dividends for the nine month period ended September 30, 2004. The net unrealized loss on available-for-sale securities, net of tax was $377 thousand for the current period.

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

     The following table shows that, at September 30, 2004, and December 31, 2003, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At September 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$47.2	12.5%	$30.2	8.0%	$37.7	10.0%
Tier 1 capital to risk-weighted assets	$43.4	11.5%	$15.1	4.0%	$22.6	6.0%
Tier 1 capital to adjusted average assets	$43.4	7.9%	$16.5	3.0%	$27.4	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$44.8	12.5%	$28.6	8.0%	$35.7	10.0%
Tier 1 capital to risk-weighted assets	$41.0	11.5%	$14.3	4.0%	$21.4	6.0%
Tier 1 capital to adjusted average assets	$41.0	8.0%	$15.4	3.0%	$25.7	5.0%

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

Results of Operations — Comparison of the Quarter Ended September 30, 2004 to the Quarter Ended September 30, 2003

     Net income for the three months ended September 30, 2004 was $1.6 million compared to $1.5 million for the quarter ended September 30, 2003, an increase of $88 thousand (5.7%), principally due to increased net interest income and noninterest income. The earnings represent a ROA of 1.19% for the quarter ended September 30, 2004 compared to 1.23% for the quarter ended September 30, 2003. The ROE was 15.18% for the quarters ended September 30, 2004 and 2003.

     Net interest income for the three months ended September 30, 2004 was $5.0 million, up $160 thousand (3.3%), compared to $4.8 million for the quarter ended September 30, 2003. The increase in net interest income was due to an increase in average loan and core deposit balances. The weighted-average yield on interest-earning assets was 5.26% for the three months ended September 30, 2004 compared to 5.56% for the three months ended September 30, 2003. The weighted-average cost of funds for the quarter ended September 30, 2004, was 1.37% compared to 1.55% for the quarter ended September 30, 2003. The impact of the 5.26% return on interest-earning assets and the 1.37% cost of funds resulted in an interest rate spread of 3.89% for the current quarter compared to 4.01% for the quarter ended September 30, 2003. During the current quarter, total interest income increased by $100 thousand (1.5%) while total interest expense decreased by $124 thousand (8.5%). The net interest margin was 3.90% for the three months ended September 30, 2004 compared to 4.06% for the quarter ended September 30, 2003.

     During the three months ended September 30, 2004, interest income from loans decreased by $184 thousand (3.0%) compared to the three months ended September 30, 2003. The decrease was due to lower yields on loans outstanding, as the current interest rate environment resulted in new originations at low rates. While residential mortgage modifications and refinances have slowed, commercial loan payoffs have occurred during the current period. The weighted-average yield on loans outstanding was 5.68% for the current quarter compared to 6.05% for the three months ended September 30, 2003. Loan balances averaged $415.8 million for the current quarter, up $12.9 million (3.2%) from $402.9 million for the three months ended September 30, 2003. During the three months ended September 30, 2004, interest income on investments and other deposits increased by $284 thousand (58.1%) compared to the quarter ended September 30, 2003. The increase was due to higher average balances and an increase in portfolio yields. The weighted-average yield on securities and other deposits was 3.34% for the current quarter compared to 2.78% for the three months ended September 30, 2003. Securities and other deposits averaged $92.6 million for the current quarter, up $22.3 million (31.7%) from $70.3 million for the three months ended September 30, 2003.

     Interest expense for deposits decreased by $124 thousand (8.5%) during the current quarter compared to the three months ended September 30, 2003. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended September 30, 2004 was 1.18% compared to 1.38% for the quarter ended September 30, 2003. Total deposit balances averaged $450.0 million for the current quarter, up $28.0 million (6.6%) from $422.0 million for the quarter ended September 30, 2003. Interest expense on borrowed funds increased by $64 thousand (19.5%) during the current quarter due to an increase in average daily balances. The weighted-average cost of borrowed funds was 3.05% for the current quarter compared to 3.44% for the three months ended September 30, 2003. Borrowed funds averaged $51.4 million during the quarter ended September 30, 2004, an increase of $13.3 million (34.9%) from $38.1 million for the quarter ended September 30, 2003.

     Noninterest income for the quarter ended September 30, 2004 was $968 thousand, an increase of $283 thousand (41.3%) from $685 thousand for the quarter ended September 30, 2003. During the current quarter fees and service charges totaled $628 thousand, an increase of $151 thousand (31.7%) from $477 thousand for the quarter ended September 30, 2003. The change was primarily due to loan prepayment penalties and deposit account growth. Gains from loan sales of totaled $154 thousand, as loan sales totaled $13.0 million during the current quarter, which included a sale of $12.2 million in twenty and thirty year fixed rate mortgages as a part of a balance sheet restructuring strategy designed to reduce interest rate risk. Fees from Trust operations totaled $116 thousand for the quarter ended September 30, 2004, an increase of $11 thousand (10.5%) from $105 thousand for the quarter ended September 30, 2003. No securities sales occurred during the three months ended September 30, 2004. During the three months ended September 30, 2003, securities sales totaled $6.4 million, resulting in gains of $31 thousand. Income from increases in the cash value of bank owned life insurance totaled $66 during the current quarter. There were no gains or losses from the sale of foreclosed real estate during the current quarter ended September 30, 2004 and 2003.

     Noninterest expense for the quarter ended September 30, 2004 was $3.4 million, up $410 thousand (13.9%) from $3.0 million for the three months ended September 30, 2003. During the current quarter compensation and benefits totaled $1.8 million, an increase of $258 thousand (17.0%) from $1.5 million for the quarter ended September 30, 2003. The increase was primarily due to additional staffing for current operations and standard compensation increases. Occupancy and equipment totaled $560 thousand for the current quarter, an increase of $59 thousand (11.8%) compared to $501 thousand for the quarter ended September 30, 2003. The increase is a result of additional depreciation expense for planned facility and technology expenditures. Other expense totaled $798 thousand for the quarter ended September 30, 2004, an increase of $67 thousand (9.2%) from $731 thousand for the quarter ended September 30, 2003. The increase was due primarily to account growth, expansion of banking activities and standard increases in operations. The Bancorp’s efficiency ratio was 56.8% for the quarter ended September 30, 2004 compared to 53.9% for the three months ended September 30, 2003. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended September 30, 2004 totaled $818 thousand compared to $883 thousand for the three months ended September 30, 2003, a decrease of $65 thousand (7.4%). The combined effective federal and state tax rates for the Bancorp was 33.4% for the three months ended September 30, 2004 compared to 36.4% for the three months ended September 30, 2003. The decrease was due to an increased investment in tax-exempt investments, loans and the purchase of bank owned life insurance.

Results of Operations — Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

     Net income for the nine months ended September 30, 2004 was $4.6 million compared to $4.5 million for the nine months ended September 30, 2003, an increase of $194 thousand (4.4%), principally due to increased net interest income and noninterest income. The earnings represent a ROA of 1.17% for the nine months ended September 30, 2004 compared to 1.22% for the nine months ended September 30, 2003. The ROE was 14.55% for the current nine months compared to 14.77% for the nine months ended September 30, 2003.

     Net interest income for the nine months ended September 30, 2004 was $14.7 million, up $715 thousand (5.1%), compared to $14.0 million for the nine months ended September 30, 2003. The increase in net interest income was due to a lower cost of funds. The weighted-average yield on interest-earning assets was 5.31% for the nine months ended September 30, 2004 compared to 5.72% for the nine months ended September 30, 2003. The weighted-average cost of funds for the nine months ended September 30, 2004, was 1.39% compared to 1.73% for the nine months ended September 30, 2003. The impact of the 5.31% return on interest-earning assets and the 1.39% cost of funds resulted in an interest rate spread of 3.92% for the current nine months compared to 4.00% for the nine months ended September 30, 2003. During the current nine months, total interest income increased by $39 thousand (0.2%) while total interest expense decreased by $676 thousand (11.8%). The net interest margin was 3.95% for the nine months ended September 30, 2004 compared to 4.06% for the nine months ended September 30, 2003.

     During the nine months ended September 30, 2004, interest income from loans decreased by $448 thousand (2.5%) compared to the nine months ended September 30, 2003. The decrease was due to lower yields on loans outstanding, as existing variable rate portfolio loans are repricing at lower rates. The weighted-average yield on loans outstanding was 5.72% for the current nine months compared to 6.19% for the nine months ended September 30, 2003. Loan balances averaged $412.6 million for the current nine months, up $21.7 million (5.6%) from $390.9 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, interest income on investments and other deposits increased by $487 thousand (33.2%) compared to the nine months ended September 30, 2003. The increase was due to higher average balances and an increase in portfolio yields. The weighted-average yield on securities and other deposits was 3.35% for the current nine months compared to 3.14% for the nine months ended September 30, 2003. Securities and other deposits averaged $84.8 million for the current nine months, up $15.1 million (21.7%) from $69.7 million for the nine months ended September 30, 2003.

     Interest expense for deposits decreased by $676 thousand (11.8%) during the current nine months compared to the nine months ended September 30, 2003. The decrease was due to a reduction in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the nine months ended September 30, 2004 was 1.21% compared to 1.57% for the nine months ended September 30, 2003. Total deposit balances averaged $437.3 million for the current nine months, up $30.4 million (7.5%) from $406.9 million for the nine months ended September 30, 2003. Interest expense on borrowed funds increased by $140 thousand (14.4%) during the current nine months due to an increase in average daily balances. The weighted-average cost of borrowed funds was 2.98% for the current nine months compared to 3.50% for the nine months ended September 30, 2003.

Borrowed funds averaged $49.7 million during the nine months ended September 30, 2004, an increase of $12.8 million (34.7%) from $36.9 million for the nine months ended September 30, 2003.

     Noninterest income for the nine months ended September 30, 2004 was $2.5 million, an increase of $254 thousand (11.4%) from $2.2 million for the nine months ended September 30, 2003. During the current quarter fees and service charges totaled $1.6 million, an increase of $218 thousand (15.8%) from $1.4 million for the nine months ended September 30, 2003. The increase was primarily due to loan prepayment penalties and deposit account growth. Gains from loan sales of totaled $196 thousand, as loan sales totaled $14.2 million during the current year, which included a sale of $12.2 million in twenty and thirty year fixed rate mortgages as a part of a balance sheet restructuring strategy designed to reduce interest rate risk. During the current nine months gains on the sale of securities totaled $226 thousand, an increase of $107 thousand (89.9%) from $119 thousand for the nine months ended September 30, 2003. Securities sales for the nine months ended September 30, 2004, totaled $6.2 million compared to $10.4 million for the nine months ended September 30, 2003. Fees from Trust operations totaled $385 thousand for the nine months ended September 30, 2004, an increase of $46 thousand (13.6%) from $339 thousand for the nine months ended September 30, 2003. Income from increases in the cash value of bank owned life insurance totaled $66 during the current quarter. There were no gains or losses from the sale of foreclosed real estate during the current nine months ended September 30, 2004. During the nine months ended September 30, 2003, the loss from the sale of foreclosed real estate totaled $4 thousand.

     Noninterest expense for the nine months ended September 30, 2004 was $9.9 million, up $1.1 million (12.2%) from $8.8 million for the nine months ended September 30, 2003. During the current year compensation and benefits totaled $5.1 million, an increase of $486 thousand (10.6%) from $4.6 million for the nine months ended September 30, 2003. The increase was primarily due to additional staffing for current operations and standard compensation increases. Occupancy and equipment totaled $1.7 million for the current year, an increase of $240 thousand (15.9%) compared to $1.5 million for the nine months ended September 30, 2003. The increase is a result of additional depreciation expense for planned facility and technology expenditures. Other expense totaled $2.3 million for the nine months ended September 30, 2004, an increase of $261 thousand (12.6%) from $2.1 million for the nine months ended September 30, 2003. The increase was due primarily to account growth, expansion of banking activities and standard increases in operations. The Bancorp’s efficiency ratio was 57.5% for the quarter ended September 30, 2004 compared to 54.3% for the three months ended September 30, 2003.

     Income tax expenses for the nine months ended September 30, 2004 totaled $2.4 million compared to $2.6 million for the nine months ended September 30, 2003, a decrease of $191 thousand (7.3%). The combined effective federal and state tax rates for the Bancorp was 34.3% for the nine months ended September 30, 2004 compared to 37.0% for the nine months ended September 30, 2003. The decrease was due to an increased investment in tax-exempt investments, loans and the purchase of bank owned life insurance.

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

     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of September 30, 2004 and December 31, 2003. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

September 30, 2004:

Net Interest Income				Net Economic Value of Equity
Change in			Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$19,564	- 3.6	- 20	$59,424	- 12.8	- 30
1%	$19,982	- 1.5	- 10	$64,249	- 5.7	- 15
0%	$20,289	0.0		$68,128	0.0
-1%	$20,198	- 0.5	- 10	$68,702	0.8	- 15
-2%	$19,384	- 4.5	- 20	$68,199	0.1	- 30

     December 31, 2003:

Net Interest Income				Net Economic Value of Equity
Change in			Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$19,233	- 5.7	- 20	$52,421	- 17.2	- 30
1%	$19,892	- 2.5	- 10	$58,652	- 7.4	- 15
0%	$20,398	0.0		$63,325	0.0
-1%	$20,340	- 0.3	- 10	$65,177	2.9	- 15
-2%	$19,616	- 3.8	- 20	$66,851	5.6	- 30

     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At September 30, 2004, an increase in interest rates of 2% would have resulted in a 3.6% decrease in net interest income and a 12.8% decrease in the net economic value of equity compared to decreases of 5.7% and 17.2% at December 31, 2003. During the nine months ended September 30, 2004, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, maintaining the short duration of the securities portfolio, growing core account balances, implementing net interest income pricing strategies and extending the maturity of rate-sensitive liabilities through FHLB advances. In addition, during the third quarter the Bancorp sold $12.2 million in twenty and thirty year fixed rate loans as a part of a balance sheet restructuring strategy to reduce interest rate risk. The restructuring reduced price volatility in the mortgage portfolio, provided for the purchase of bank owned life insurance and funding shorter duration loans.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     The Bancorp maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s management, with the participation of its principal executive officer and principal financial officer, evaluates the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2004, the Bancorps’ principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

     (b) Changes in Internal Control Over Financial Reporting.

     There was no change in the Bancorp’s internal control over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

PART II — Other Information

Item 1. Legal Proceedings

The Bancorp is not party to any material legal proceedings. From time to time, the Bank is a party to ordinary routine litigation incidental to its business, including foreclosures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

NORTHWEST INDIANA BANCORP

Date: November 11, 2004	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: November 11, 2004	/s/ Edward J. Furticella

Edward J. Furticella
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications