Form 10-K
period 2004-12-31
NORTHWEST INDIANA BANCORP
filed 2005-03-25
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Include by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2004, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $70,189,327.

There were 2,777,665 shares of the registrant’s Common Stock, without par value, outstanding at February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1.	2004 Annual Report to Shareholders. (Part II)

2.	Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders. (Part III)

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

     The Bank is primarily engaged in the business of attracting deposits from the general public and the origination of loans, mostly upon the security of single family residences and commercial real estate, as well as, construction loans and various types of consumer loans and commercial business loans, within its primary market area of Lake County, in northwest Indiana. In addition, the Bancorp’s trust department provides estate administration, estate planning, guardianships, land trusts, retirement planning, self-directed IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts .

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

     Interest Rate Risk. The Bancorp’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk (IRR) is the risk that the earnings and capital will be adversely affected by changes in interest rates. While the Bancorp attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, IRR management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Bancorp. To moderate unfavorable operating results in periods of rising or high interest rates, the Bancorp restructures its asset-liability mix on an ongoing basis. Increasing the amount of interest-earning assets that are rate sensitive, extending the maturities of customer deposits, increasing the balances of checking/NOW accounts and utilizing cost effective borrowings are all part of management’s commitment toward reducing the Bancorp’s overall vulnerability to interest rate risk. While these steps may reduce the overall vulnerability to interest rate risk, the Bancorp will still be adversely affected by a rising or high interest rate environment, and is beneficially affected by a falling or low interest rate environment because rate sensitive liabilities exceed rate sensitive assets within a one year time period. Further discussion of interest rate risk can be found under the caption “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Bancorp’s 2004 Annual Report to Shareholders.

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

     Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2004, under the 15% of capital and surplus limitation was approximately $7,188,000. At December 31, 2004, the Bank had no loans that exceeded the regulatory limitations.

     At December 31, 2004, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

     Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2004	2003	2002	2001	2000
Type of loan:
Conventional real estate loans:
Construction and development loans	$38,619	$23,674	$13,449	$12,652	$16,028
Loans on existing properties (1)	331,378	339,461	320,426	281,917	265,532
Consumer loans	4,685	5,099	6,293	9,889	10,715
Commercial business	47,270	35,767	39,009	37,653	33,372
Government and other (2)	11,838	5,807	1,251	531	560

Loans receivable (3)	$433,790	$409,808	$380,428	$342,642	$326,207

Type of collateral:
Real estate:
1-to-4 family	$226,695	$233,454	$222,620	$191,239	$173,410
Other dwelling units, land and commercial real estate	143,302	129,680	111,255	103,330	108,149
Consumer loans	4,559	4,909	6,102	9,597	10,425
Commercial business	44,923	34,554	37,477	36,689	31,985
Government and other (2)	11,838	5,807	1,251	531	560

Loans receivable (4)	$431,317	$408,404	$378,705	$341,386	$324,529

Average loans outstanding during the period (3)	$415,098	$394,955	$365,632	$325,911	$314,891

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.

(2)	Includes overdrafts to deposit accounts.

(3)	Net of unearned income and deferred loan fees.

(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.

     Loan Originations, Purchases and Sales. Set forth below is a table showing loan origination, purchase and sale activity for each of the last three years. The amounts are stated in thousands (000’s).

	2004	2003	2002
Loans originated:
Conventional real estate loans:
Construction and development loans	$22,845	$13,450	$6,234
Loans on existing property	49,678	71,248	67,391
Loans refinanced	12,920	19,850	16,447

Total conventional real estate loans originated	85,443	104,548	90,072
Commercial business loans	114,684	108,853	89,186
Consumer loans	4,124	3,576	6,485

Total loans originated	$204,251	$216,977	$185,743

Loan participations purchased	$17,756	$7,566	$14,711

Whole loans and participations sold	$16,100	$2,827	$10,464

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousand’s (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$48,143	$42,852	$279,002	$369,997
Consumer loans	1,376	3,123	186	4,685
Commercial business, other loans	34,616	15,052	9,440	59,108

Total loans receivable	$84,135	$61,027	$288,628	$433,790

     The table below sets forth the dollar amount of all loans due after one year from December 31, 2004 which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate loans	$165,123	$156,731	$321,854
Consumer loans	3,308	—	3,308
Commercial business, other loans	17,154	7,339	24,493

Total	$185,585	$164,070	$349,655

     Lending Area. The primary lending area of the Bancorp encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana. During the past 15 years, the communities of Munster, Highland, Crown Point, Dyer, St. John, Merrillville and Schererville have experienced rapid growth and, therefore, have provided the greatest lending opportunities. At December 31, 2004 the housing vacancy rate in the Bancorp’s primary lending area was below 5%.

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

The Current Lending Programs

     Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 100% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 100% of value. During 2004 over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

     The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed”. The “Mini-Fixed” mortgage reprices annually after a three, five or seven year period. ARM originations totaled $34.2 million for 2004, $30.5 million for 2003, and $25.5 million for 2002. During 2004,ARMs represented 47% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.

     Construction Loans. Construction loans on residential properties are made primarily to individuals and contractors who are under contract with individual purchasers. These loans are personally guaranteed by the borrower. The maximum loan-to-value ratio is 80% of either the current appraised value or the cost of construction, whichever is less. Residential construction loans are typically made for periods of six months to one year.

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

	2004	2003	2002	2001	2000
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$574	$601	$430	$944	$854
Commercial	136	137	1,197	—	20
Commercial business	266	611	363	1,460	527
Consumer	7	—	13	86	55

Total	$983	$1,349	$2,003	$2,490	$1,456

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$61	$370	$277	$412	$303
Commercial	5	—	105	—	41
Commercial business	—	—	—	—	10
Consumer	—	—	—	3	—

Total	$66	$370	$382	$415	$354

Total of non-accrual and 90 days past due	$1,049	$1,719	$2,385	$2,905	$1,810

Ratio of non-performing loans to total assets	0.19%	0.34%	0.49%	0.66%	0.46%
Ratio of non-performing loans to total loans	0.24%	0.42%	0.63%	0.85%	0.55%

Foreclosed real estate	$280	$—	$127	$111	$100

Ratio of foreclosed real estate to total assets	0.05%	0.00%	0.03%	0.03%	0.03%

     During 2004, gross interest income of $89,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $30,000.

     Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. At December 31, 2004, $3.2 million of the Bancorp’s loans were classified as substandard. The total represents 24 loans. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, the Bancorp maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans were $7.7 million and $8.3 million at December 31, 2004 and 2003.

     The balance for non-performing and substandard loans includes one loan to one borrower totaling $266 thousand that has been classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of December 31, 2004.

     At December 31, 2004, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or restructured loans. Also, at December 31, 2004, there are no other interest bearing assets that would be required to be disclosed as nonaccrual, past due, restructured or potential problem if such assets were loans.

     Because some loans may not be repaid in accordance with contractual agreements, an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb probable incurred losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. The provision is based on management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. While the quality of the loan portfolio remains sound, provisions during 2004 were warranted because of the current balance in classified loans, increased average daily loan balances, apparent weaknesses in the local economy, the inherent risk associated with growth in commercial real estate and commercial business loans, and loan charge-offs. The appropriateness of the current year provision and the overall adequacy of the ALL were determined through a disciplined and consistently applied quarterly process that combines a review of the current position with a risk assessment worksheet.

     The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans during the periods presented. The amounts are stated in thousands (000’s).

	2004	2003	2002	2001	2000
Balance at beginning of period	$3,787	$3,635	$3,156	$3,322	$3,309
Loans charged-off:
Real estate — residential	(14)	—	—	—	—
Commercial real estate	—	(136)	—	—	—
Commercial business	(297)	(120)	(300)	(612)	168)
Consumer	(30)	(21)	(36)	13)	(2)

Total charge-offs	(341)	(277)	(336)	(625)	(170)
Recoveries:
Residential real estate	41	—	—	—	—
Commercial real estate	—	3	—	—	—
Commercial business	14	—	91	228	5
Consumer	6	6	4	1	3

Total recoveries	61	9	95	229	8
Net (charge-offs)/recoveries	(280)	(268)	(241)	(396)	(162)

Provision for loan losses	385	420	720	230	175

Balance at end of period	$3,892	$3,787	$3,635	$3,156	$3,322

ALL to loans outstanding	0.90%	0.92%	0.96%	0.92%	1.02%
ALL to nonperforming loans	371.0%	220.3%	152.4%	108.6%	183.5%
Net charge-offs/recoveries to average loans out- standing during the period	0.07%	0.07%	0.07%	0.12%	0.05%

     The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2004		2003		2002		2001		2000
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	550	57.2	500	58.9	450	58.0	300	54.7	472	58.3
Commercial and other dwelling	950	24.0	637	26.1	1,750	25.8	350	26.7	1,100	28.0
Consumer loans	150	5.2	150	4.8	120	5.6	124	7.4	150	3.3
Commercial business and other	2,242	13.6	2,500	10.2	1,315	10.6	2,382	11.1	1,600	10.4

Total	3,892	100.0	3,787	100.0	3,635	100.0	3,156	100.0	3,322	100.0

Investment Activities

     The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading. At December 31, 2004, AFS securities totaled $69.2 million or 96.4% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2004, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by SFAS No. 133. It has been the policy of the Bancorp to invest its excess cash in U.S. government securities and federal agency obligations. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2004, the Bancorp’s investment portfolio totaled $80.0 million. In addition, the Bancorp had $0 in federal funds sold, and $2.9 million in FHLB stock.

     The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2004	2003	2002
U.S. government securities:
Available-for-sale	$—	$—	$511
U.S. government agencies:
Available-for-sale	42,947	44,955	39,579
Held-to-maturity	—	—	—
Mortgage-backed securities (1):
Available-for-sale	13,045	10,485	5,746
Held-to-maturity	564	575	569
Collateralized Mortgage Obligations (1):
Available-for-sale	12,324	4,511	9,629
Municipal Securities:
Available-for-sale	845	855	837
Held-to-maturity	10,254	2,352	—

Totals	$79,979	$63,733	$56,571

(1)	Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency securities.

     The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, mortgage-backed securities and collateralized mortgage obligations at December 31, 2004, are summarized as follows. The carrying values are stated in thousands (000’s).

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government Securities:
AFS	$—	—%	$—	—%	$—	—%	$—	—%
U.S. government Agencies:
AFS	3,454	4.70	39,494	3.14	—	—	—	—
HTM	—	—	—	—	—	—	—	—
Municipal Securities:
AFS	—	—	845	2.72	—	—	—	—
HTM	—	—	—	—	—	—	10,254	3.98
Mortgage-backed Securities:
AFS	—	—	1,053	3.52	11,992	3.92	—	—
HTM	—	—	—	—	—	—	563	5.69
Collateralized Mortgage Obligations:
AFS	—	—	—	—	—	—	12,324	4.10

Totals	$3,454	4.70%	$41,392	3.14%	$11,992	3.92%	$23,141	4.09%

Sources of Funds

     General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as, a line-of-credit and advances from the FHLB for borrowings. At December 31, 2004, the Bancorp had $11.5 million in repurchase agreements. Other borrowings totaled $45.7 million, of which $39.5 million represents FHLB advances.

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

	2004		2003		2002
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Demand deposits	$47,288	—	$39,659	—	$33,549	—
NOW accounts	52,857	0.77	49,949	1.23	44,061	1.39
MMDA accounts	78,326	1.07	62,575	1.55	52,818	1.83
Savings accounts	71,354	0.51	68,018	1.36	58,845	1.57
Certificates of deposit	191,004	1.95	192,046	3.15	194,063	3.12

Total deposits	$440,829	1.21	$412,247	2.08	$383,336	2.23

     Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2004 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$34,612
Over 3 months through 6 months	18,065
Over 6 months through 12 months	17,908
Over 12 months	3,330

Total	$73,915

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

     The following table sets forth the balances in borrowed funds at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2004	2003	2002
Repurchase agreements	$11,458	$11,451	$12,631
Fixed rate advances from the FHLB	29,000	17,000	12,000
Putable advances from the FHLB	7,500	9,500	9,500
Variable advances from the FHLB	3,000	—	—
FHLB line-of-credit	5,242	1,536	—
Limited partnership obligation	186	248	307
Other borrowings	815	1,160	1,627

Total borrowings	$57,201	$40,895	$36,065

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

	At December 31,
	2004	2003	2002
Balance	$11,458	$11,451	$12,631
Securities underlying the agreements:
Ending carrying amount	20,108	17,240	19,333
Ending fair value	20,108	17,240	19,333
Weighted average rate paid (1)	2.13%	1.86%	2.57%

	For year ended December 31,
	2004	2003	2002
Highest month-end balance	$15,233	$12,653	$20,320
Approximate average outstanding balance	13,439	12,111	15,302
Approximate weighted average rate paid on securities sold under agreements to repurchase (2)	1.80%	2.17%	2.53%

(1)	The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2)	The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Trust Powers

     The activities of the Trust Department include the management of self-directed investments, IRA and Keogh plans, investment agency accounts, land trusts, serving as court-appointed executor of estates and as guardian over guardianship accounts, and trustee with discretionary investment authority for revocable and irrevocable trusts. At December 31, 2004, the market value of the trust department’s assets totaled $142.0 million.

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

     The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread at December 31, 2004.

Weighted average yield:
Securities	3.56%
Loans receivable	4.62
Loans held for sale	5.88
Federal Home Loan Bank stock	4.25
Total interest-earning assets	5.30

Weighted average cost:
Deposit accounts	1.19
Borrowed funds	3.00
Total interest-bearing liabilities	1.39

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.91

Financial Ratios and the Analysis of Changes in Net Interest Income

     The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2004	2003	2002
Return on average assets	1.17%	1.20%	1.18%
Return on average equity	14.64	14.65	14.58
Average equity-to-average assets ratio	8.01	8.20	8.06
Dividend payout ratio	54.57	55.55	55.83

	At December 31,
	2004	2003	2002
Total stockholders’ equity to total assets	7.91%	8.17%	8.02%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000’s).

	Year ended December 31, 2004			Year ended December 31, 2003			Year ended December 31, 2002
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest bearing balances in financial institutions	$5,571	$74	1.33%	$10,663	$110	1.03%	$13,441	$193	1.44%
Federal funds sold	597	13	2.17	457	5	1.09	716	11	1.54
Securities	79,965	2,818	3.52	60,066	2,109	3.51	63,697	2,986	4.69

Total investments	86,133	2,905	3.37	71,186	2,224	3.12	77,854	3,190	4.10

Loans:*
Real estate mortgage loans	362,200	21,007	5.80	350,365	21,683	6.19	318,264	21,807	6.85
Commercial business loans	47,551	2,371	4.99	39,080	2,069	5.29	39,621	2,238	5.65
Consumer loans	5,347	331	6.19	5,510	381	6.91	7,747	546	7.05

Total loans	415,098	23,709	5.71	394,955	24,133	6.11	365,632	24,591	6.73

Total interest-earning assets	501,232	26,614	5.31	466,141	26,357	5.65	443,486	27,781	6.26

Allowance for loan losses	(3,813)			(3,752)			(3,321)
Cash and due from banks	15,963			14,833			12,993
Premises and equipment	14,211			11,925			8,527
Other assets	8,894			4,737			5,724

Total assets	$536,486			$493,884			$467,409

Liabilities:

Demand deposit	$47,288	—	0.00%	$39,659	—	0.00%	$33,549	—	0.00%
NOW accounts	52,857	410	0.78	49,949	471	0.94	44,061	613	1.39
Money market demand accounts	78,326	837	1.07	62,575	758	1.21	52,818	967	1.83
Savings accounts	71,354	365	0.51	68,018	551	0.81	58,845	922	1.57
Certificates of deposit	191,005	3,727	1.95	192,046	4,430	2.31	194,063	6,055	3.12

Total interest-bearing deposits	440,830	5,339	1.21	412,247	6,210	1.51	383,336	8,557	2.23
Borrowed funds	48,975	1,519	3.10	37,747	1,311	3.47	41,826	1,550	3.71

Total interest-bearing liabilities	489,805	6,858	1.40	449,994	7,521	1.67	425,162	10,107	2.38

Other liabilities	3,723			3,380			4,565

Total liabilities	493,528			453,374			429,727

Stockholders’ equity	42,958			40,510			37,682

Total liabilities and stockholders’ equity	$536,486			$493,884			$467,409

Net interest income		$19,756			$18,836			$17,674

Net interest spread			3.91%			3.98%			3.88%
Net interest margin**			3.94%			4.04%			3.99%

*	Non-accruing loans have been included in the average balances.

**	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2004	vs.	2003	2003	vs.	2002	2002	vs.	2001
	Increase/(Decrease)			Increase/(Decrease)			Increase/(Decrease)
	Due To			Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$1,196	$(1,620)	$(424)	$1,888	$(2,346)	$(458)	$2,874	$(3,443)	$(569)
Securities	701	8	709	(162)	(715)	(877)	737	(438)	299
Other interest-earning assets	(61)	31	(30)	(38)	(51)	(89)	(29)	(345)	(374)

Total interest-earning assets	1,836	(1,581)	255	1,688	(3,112)	(1,424)	3,582	(4,226)	(644)

Interest Expense:
Deposits	409	(1,280)	(871)	606	(2,953)	(2,347)	1,327	(4,518)	(3,191)

Borrowed Funds	359	(151)	208	(145)	(94)	(239)	434	(358)	76

Total interest-bearing liabilities	768	(1,431)	(663)	461	(3,047)	(2,586)	1,761	(4,876)	(3,115)

Net change in net interest income/(expense)	$1,068	$(150)	$918	$1,227	$(65)	$1,162	$1,821	$650	$2,471

Bank Subsidiary Activities

     Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s trust customers. At December 31, 2004, the Bank had an investment balance of $43 thousand in Peoples Service Corporation.

     NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The subsidiary currently holds Bank security investments and is managed by a professional portfolio manager. At December 31, 2004, the Bank had an investment balance of $58.9 million in NWIN,LLC.

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

Personnel

     As of December 31, 2004, the Bank had 139 full-time and 28 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

     The following table shows that, at December 31, 2004, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2004, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2004, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$48.0	12.2%	$31.5	8.0%	$39.4	10.0%
Tier 1 capital to risk-weighted assets	$44.2	11.2%	$15.7	4.0%	$23.6	6.0%
Tier 1 capital to adjusted average assets	$44.2	8.0%	$16.6	3.0%	$27.6	5.0%

     Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

     Dividend Limitations. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp’s cash flow, including cash flow to pay dividends on the Bancorp’s Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that may be declared by the Bank in 2005, without prior regulatory approval, approximates $5,196,000 plus current 2004 net profits. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition.

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

     The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Because the Bank is categorized as well capitalized no FDIC deposit insurance assessment was required during 2004.

     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. The assessment rate for 2004 was approximately 0.015% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advance from the Federal Home Loan Bank. At December 31, 2004, the Bank was in compliance with this requirement.

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

     Under Gramm-Leach, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumer and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of Gramm-Leach affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

     The Bancorp does not disclose any nonpublic information about any current or former customers to anyone except as permitted by law and subject to contractual confidentially provisions which restrict the release and use of such information.

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

Accounting for Income Taxes

     At December 31, 2004, the Bancorp’s consolidated total deferred tax assets were $2.6 million and the consolidated total deferred tax liabilities were $1.3 million, resulting in a consolidated net deferred tax asset of $1.3 million. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.

Item 2. Properties

     The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s eight banking locations. The Bancorp owns all of its office properties.

     The table below sets forth additional information with respect to the Bank’s offices as of December 31, 2004. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue Munster, In 46321	1985	$1,165,945	11,640	$2,911,411
141 W. Lincoln Highway Schererville, In 46375	1990	1,135,016	9,444	2,901,668
7120 Indianapolis Blvd. Hammond, In 46324	1978	235,020	2,600	791,382
1300 Sheffield Dyer, In 46311	1976	163,088	2,100	722,283
7915 Taft Merrillville, In 46410	1968	81,014	2,750	592,511
8600 Broadway Merrillville, In 46410	1996	1,451,682	4,400	2,342,954
4901 Indianapolis Blvd. East Chicago, In 46312	1995	903,225	4,300	1,451,276
1501 Lake Park Ave. Hobart, In 46342	2000	1,967,667	6,992	2,538,973
9204 Columbia Avenue Building B Munster, Indiana 46321	2003	6,973,818	36,685	8,055,650

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

     The net book value of the Bank’s property, premises and equipment totaled $14.2 million at December 31, 2004.

Item 3. Legal Proceedings

     The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Bancorp

     Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2005 Annual Meeting of Shareholders:

     The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2004	Position
David A. Bochnowski	59	Chairman and Chief Executive Officer

Joel Gorelick	57	Executive Vice President and Chief Lending Officer

Jon E. DeGuilio	49	Executive Vice President and Secretary

Robert T. Lowry	43	Senior Vice President, Chief Financial Officer and Treasurer

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

     Joel Gorelick is Executive Vice President of the Bancorp and Executive Vice President Banking and Lending Group for the Bank. He is responsible for overseeing all banking and loan functions of the Bank. Mr. Gorelick has been with the Bank since 1983. He became a director in 2000. Mr. Gorelick is involved in many community service organizations and has served in positions such as, president of the Northwest Indiana Boys & Girls Club, chairman of the board of the Northwest Indiana Regional Development Corporation and President of the Lake Central High School Athletics Booster Club. Mr. Gorelick received recognition as the Small Business Advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program and was named the 2000 board member of the year by the National Association For Development Companies. Mr. Gorelick was named the year 2000 Financial Services Advocate by the Indiana District Office of the U. S. Small Business Administration. Mr. Gorelick has been appointed as a board member for the United States Selective Service System and currently serves as President of the Lake County Economic Development Corporation. He holds a Masters of Science in Business Administration from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

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

     Robert T. Lowry is Senior Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, and financial reporting activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s assistant controller, internal auditor and controller. Mr. Lowry is a Certified Public Accountant (CPA). Mr. Lowry holds a Masters of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The information contained under the captions “Business” and “Market Information” in the 2004 Annual Report to Shareholders is incorporated herein by reference. Also see Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

     The information contained in the table captioned “Selected Consolidated Financial Data” in the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2004 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The financial statements contained in the 2004 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no items reportable under this item.

Item 9A. Controls and Procedures

     (a) Disclosure Controls and Procedures.

     The Bancorp maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s management, with the participation of its principal executive officer and principal financial officer, evaluates the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of December 31, 2004, the Bancorp’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

     (b) Changes in Internal Control Over Financial Reporting.

     There was no change in the Bancorp’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Item 9B. Other Information

     There are no items reportable under this item.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained under the sections captioned “Election of Directors”, “Security Ownership by Certain Beneficial Owners and Management -– Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under the unnumbered item captioned “Executive Officers of the Bancorp” at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

     The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information under the section captioned “Compensation of and Transactions with Officers and Directors -– Equity Compensation Plan Information” and under the section captioned “Security Ownership by Certain Beneficial Owners and Management” in the Bancorp’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information contained under the section captioned “Independent Registered Public Accounting Firm’s Services and Fees” in the Bancorp’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements:

     The following financial statements of the Bancorp are incorporated herein by reference to the 2004 Annual Report to Shareholders, filed as Exhibit 13 to this report:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets, December 31, 2004 and 2003

(c)	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

(d)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

(f)	Notes to Consolidated Financial Statements

     All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.

(3)	Exhibits:

Exhibit
Number	Description
2.	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i.	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii.	By-Laws (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.iii.	Amendment of By-Laws adopted July 27, 1994(incorporated herein by reference to Exhibit 3.iii to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.iv.	Amendment of By-Laws adopted January 21, 1999(incorporated herein by reference to Exhibit 3.iv. to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit
Number	Description
10.1. *	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2. *	Employment Agreement, dated March 1, 1988, between Peoples Bank and David A. Bochnowski (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.3. *	Amendment, dated January 18, 1992, to the Employment Agreement referred to in Exhibit 10.2 above (incorporated herein by reference to Exhibit 10.3 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.4. *	Employee Stock Ownership Plan of Peoples Bank(incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5. *	Unqualified Deferred Compensation Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.6. *	Supplemental Executive Retirement Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7 *	2004 Stock Option and Incentive Plan (incorporated herein by reference to Appendix B to the Bancorp’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, filed on March 26, 2004).

10.8 *	Summary Sheet of Director and Officer Compensation.

13.	2004 Annual Report to Shareholders

21.	Subsidiaries of the Bancorp

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	- The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP

By	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and
Chief Executive Officer

Date: March 25, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 25, 2005:

Signature	Title

Principal Executive Officer:

/s/ David A. Bochnowski	Chairman of the Board and

David A. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/ Robert T. Lowry	Senior Vice President,

Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/ Frank J. Bochnowski	Director

Frank J. Bochnowski

/s/ Leroy F. Cataldi	Director

Leroy F. Cataldi

/s/ Lourdes M. Dennison	Director

Lourdes M. Dennison

/s/ Edward J. Furticella	Director

Edward J. Furticella

Signature	Title

/s/ Joel Gorelick	Director

Joel Gorelick

/s/ Gloria C. Gray	Director

Gloria C. Gray

/s/ Kenneth V. Krupinski	Director

Kenneth V. Krupinski

/s/ Stanley E. Mize	Director

Stanley E. Mize

/s/ Anthony M. Puntillo	Director

Anthony M. Puntillo

/s/ James L. Wieser	Director

James L. Wieser

EXHIBIT INDEX

Exhibit	Description
10.8	Summary Sheet of Director and Officer Compensation

13	2004 Annual Report to Shareholders

21	Subsidiaries of the Bancorp

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications