Form 10-Q
period 2005-03-31
NORTHWEST INDIANA BANCORP
filed 2005-05-09
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
Yes ☐ No ☑

There were 2,782,230 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2005.

NorthWest Indiana Bancorp
Index

		Page
		Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements of NorthWest Indiana Bancorp
	Consolidated Balance Sheets, March 31, 2005 and December 31, 2004	1
	Consolidated Statements of Income, Three Months Ended March 31, 2005 and 2004	2
	Consolidated Statements of Changes in Stockholders’ Equity, Three Months Ended March 31, 2005 and 2004	3
	Consolidated Statements of Cash Flows, Three Months Ended March 31, 2005 and 2004	4
	Notes to Consolidated Financial Statements	5-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14-15
Item 4.	Controls and Procedures	16
PART II. Other Information		17
SIGNATURES		18
EXHIBITS		19-22
EX-31.1 Certification Pursuant to Section 302 for CEO
EX-31.2 Certification Pursuant to Section 302 for CFO
EX-32.1 Certification Pursuant to Section 906

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	March 31,
	2005	December 31,
(Dollars in thousands)	(unaudited)	2004
ASSETS

Cash and non-interest bearing balances in financial institutions	$15,382	$16,398
Interest bearing balances in financial institutions	5,425	—
Federal funds sold	477	—

Total cash and cash equivalents	21,284	16,398

Securities available-for-sale	71,317	69,161
Securities held-to-maturity; fair value: March 31, 2005 - $11,792 December 31, 2004 - $10,861	11,837	10,818

Loans held for sale	125	39
Loans receivable	437,632	433,790
Less: allowance for loan losses	(3,931)	(3,892)

Net loans receivable	433,701	429,898
Federal Home Loan Bank stock	2,935	2,904
Accrued interest receivable	2,433	2,459
Premises and equipment	14,425	14,169
Foreclosed real estate	147	280
Cash value of bank owned life insurance	8,227	8,147
Other assets	3,453	3,120

Total assets	$569,884	$557,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$52,378	$56,861
Interest bearing	417,807	394,712

Total	470,185	451,573
Borrowed funds	51,186	57,201
Accrued expenses and other liabilities	4,179	4,522

Total liabilities	525,550	513,296

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: March 31, 2005 - 2,850,394 December 31, 2004 - 2,840,979	356	355
shares outstanding: March 31, 2005 - 2,782,230, December 31, 2004 - 2,772,815
Additional paid in capital	4,161	3,970
Accumulated other comprehensive income/(loss)	(824)	(180)
Retained earnings	42,081	41,392
Treasury stock, common shares at cost: March 31, 2005 - 68,164, December 31, 2004 - 68,164	(1,440)	(1,440)

Total stockholders’ equity	44,334	44,097

Total liabilities and stockholders’ equity	$569,884	$557,393

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2005	2004
Interest income:
Loans receivable
Real estate loans	$5,364	$5,332
Commercial loans	779	516
Consumer loans	71	82

Total loan interest	6,214	5,930
Securities	751	606
Other interest earning assets	42	14

Total interest income	7,007	6,550

Interest expense:
Deposits	1,541	1,363
Borrowed funds	408	348

Total interest expense	1,949	1,711

Net interest income	5,058	4,839
Provision for loan losses	65	60

Net interest income after provision for loan losses	4,993	4,779

Noninterest income:
Fees and service charges	513	485
Trust operations	151	140
Gain on sale of securities, net	14	124
Gain on sale of loans, net	28	22
Increase in cash value of bank owned life insurance	80	—
Gain on sale of foreclosed real estate	9	—
Other	7	3

Total noninterest income	802	774

Noninterest expense:
Compensation and benefits	1,863	1,661
Occupancy and equipment	563	604
Data processing	185	176
Marketing	71	77
Other	734	771

Total noninterest expense	3,416	3,289

Income before income tax expenses	2,379	2,264
Income tax expenses	772	792

Net income	$1,607	$1,472

Earnings per common share:
Basic	$0.58	$0.53
Diluted	$0.57	$0.53

Dividends declared per common share	$0.33	$0.31

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004
Balance at beginning of period	$44,097	$41,554

Comprehensive income:
Net income	1,607	1,472
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	(644)	158

Comprehensive income	963	1,630

Issuance of common stock, under stockbased compensation plan, net of tax effects	192	167

Cash dividends	(918)	(857)

Balance at end of period	$44,334	$42,494

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,607	$1,472

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(997)	(404)
Sale of loans originated for sale	920	339
Depreciation and amortization, net of accretion	440	294
Amortization of mortgage servicing rights	21	12
Amortization of investment in real estate limited partnerships	3	12
Equity in (gain)/loss of investment in limited partnership, net of interest received	25	48
Federal Home Loan Bank stock dividend	(31)	(35)
Net gains on sale of securities	(14)	(124)
Net gains on sale of loans	(28)	(22)
Net loss on sale of foreclosed real estate	(9)	—
Provision for loan losses	65	60
Net change in:
Interest receivable	26	2
Cash value of bank owned life insurance	(80)	—
Other assets	(6)	522
Accrued expenses and other liabilities	(402)	(667)

Total adjustments	(67)	37

Net cash from operating activities	1,540	1,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	2,197	5,064
Proceeds from sales of securities available-for-sale	2,017	3,145
Purchase of securities available-for-sale	(7,386)	(10,103)
Purchase of securities held-to-maturity	(1,029)	(2,675)
Proceeds from maturities and pay downs of securities held-to-maturity	2	3
Loan participations purchased	(5,033)	—
Net change in loans receivable	1,165	(2,412)
Purchase of premises and equipment, net	(659)	(111)
Proceeds from sale of foreclosed real estate	142	—

Net cash from investing activities	(8,584)	(7,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	18,612	12,150
Proceeds from FHLB advances	—	7,000
Repayment of FHLB advances	(4,000)	(2,000)
Change in other borrowed funds	(2,015)	(626)
Proceeds from issuance of common stock	192	167
Dividends paid	(859)	(826)

Net cash from financing activities	11,930	15,865

Net change in cash and cash equivalents	4,886	10,285
Cash and cash equivalents at beginning of period	16,398	16,070

Cash and cash equivalents at end of period	$21,284	$26,355

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,926	$1,691

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the Bancorp), its wholly-owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation and NWIN, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2005 and December 31, 2004, and the consolidated statements of income and changes in stockholders’ equity for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The income reported for the three month period ended March 31, 2005 is not necessarily indicative of the results to be expected for the full year.

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

Note 4 — Reclassifications

     Certain amounts reported in the December 31, 2004 consolidated financial statements and the March 31, 2004 Form 10-Q have been reclassified to conform to the March 31, 2005 presentation.

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

	(Dollars in thousands, except per share data)
	Three Months Ended
	March 31,
	2005	2004
Net income as reported	$1,607	$1,472
Proforma net income	$1,596	$1,459
Weighted average common shares outstanding:
Basic	2,776,711	2,757,248
Diluted	2,827,136	2,795,052
Reported earnings per common share:
Basic	$0.58	$0.53
Diluted	$0.57	$0.53
Proforma earnings per common share:
Basic	$0.57	$0.53
Diluted	$0.56	$0.52

          No stock options were issued during the quarter ended March 31, 2005. Stock options were issued during the first quarter of 2004 totaling 11,450. The weighted average fair value of the grant for 2004 was $3.48. The fair value of options granted during 2004 were estimated using an option pricing model with the following weighted average information as of the grant date:

2004
Risk free rate of interest	3.28%
Expected option life	6-7 years
Expected dividend yield	4.13%
Expected volatility	16.5%

Note 6 – Earnings Per Share

     Earnings per common share is computed by dividing net income by the weighted average number of common share outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three months ended March 31, 2005 and March 31, 2004, is presented below:

	(Dollars in thousands, except per share data)
	Three Months Ended
	March 31,
	2005	2004
Basic earnings per common share:
Net income as reported	$1,607	$1,472

Weighted average common shares outstanding:	2,776,711	2,757,248

Basic earnings per common share:	$0.58	$0.53

Diluted earnings per common share:
Net income as reported	$1,607	$1,472

Weighted average common shares outstanding:	2,776,711	2,757,248

Add: dilutive effect of assumed stock option exercises:	50,425	37,804

Weighted average common and dilutive potential common shares outstanding:	2,827,136	2,795,052

Diluted earnings per common share:	$0.57	$0.53

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

     At March 31, 2005, the Bancorp had total assets of $569.9 million, total loans of $437.6 million and total deposits of $470.2 million. Stockholders’ equity totaled $44.3 million or 7.8% of total assets, with book value per share at $15.93. Net income for the three months ended March 31, 2005, was $1.6 million, or $0.58 earnings per common share for basic and $0.57 for diluted calculations. The annualized return on average assets (ROA) was 1.14%, while the annualized return on average stockholders’ equity (ROE) was 14.45%, for the three months ended March 31, 2005.

Financial Condition

     During the three months ended March 31, 2005, total assets increased by $12.5 million (2.2%), with interest-earning assets increasing by $13.0 million (2.5%). At March 31, 2005, interest-earning assets totaled $529.7 million and represented 93.0% of total assets.

     Loans receivable totaled $437.6 million at March 31, 2005, compared to $433.8 million at December 31, 2004. At March 31, 2005, loans receivable represented 82.6% of interest-earning assets, 76.8% of total assets and 93.1% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $39.8 million (9.1%) in construction and development loans, $227.2 million (51.9%) in residential mortgage loans, $9.4 million (2.1%) in multifamily loans, $96.6 million (22.1%) in commercial real estate loans, $4.6 million (1.0%) in consumer loans, $47.4 million (10.8%) in commercial business and $12.6 million (3.0%) in government and other loans. Adjustable rate loans comprised 52.4% of total loans at March 31, 2005. During the three months ended March 31, 2005, loans increased by $3.8 million (0.9%), including $2.3 million in commercial real estate loans, $1.2 million in construction and land development loans, $773 thousand in government loans, and $117 thousand in commercial business loans. During the three months ended March 31, 2005, multifamily loans decreased by $363 thousand, consumer loans decreased by $97 thousand and residential mortgage loans decreased by $63 thousand. During the three months ended March 31, 2005, loan growth was affected by lower than expected origination volume. Management believes that despite the moderate pace of the local economy, a positive trend in loan growth is likely to continue during the rest of 2005. Management expects to fund future loan growth with retail funds.

     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. In addition, during the current quarter the Bancorp began utilizing forward commitments, selling loans through Freddie Mac’s “Best Efforts” program with servicing released. During the three months ended March 31, 2005, the Bancorp sold $920 thousand in fixed rate mortgages originated for sale compared to $339 thousand during the three months ended March 31, 2004. Net gains realized from current year sales totaled $28 thousand compared to $22 thousand for the three months ended March 31, 2004. At March 31, 2005, the Bancorp had $125 thousand in loans that were classified as loans held for sale.

     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. Investments are generally for terms ranging from one day to seven years. The investment portfolio totaled $86.1 million at March 31, 2005, compared to $82.9 million at December 31, 2004. At March 31, 2005, the investment portfolio represented 17.4% of interest-earning assets, 16.1% of total assets and was invested as follows: 53.7% in U.S. government agency debt securities, 32.7% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 13.6% in municipal securities. At March 31, 2005, securities available-for-sale (AFS) totaled $71.3 million or 85.8% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at March 31, 2005, the Bancorp had $5.4 million in interest bearing balances in financial institutions, $477 thousand in federal funds sold and $2.9 million in Federal Home Loan Bank (FHLB) stock. During the three months ended March 31, 2005, securities increased by $3.2 million (4.0%). The increase in securities was a result of deposit growth outpacing loan growth.

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

     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $2.6 million at March 31, 2005 compared to $1.0 million at December 31, 2004, an increase of $1.6 million or 153%. The increase in non-performing loans is primarily due to one commercial borrower, with three loans totaling $1.4 million that are secured by commercial real estate and business assets, and are personally guaranteed by the owner of the business. The loans have been placed in non-accrual status and are classified as impaired. Management has negotiated a repayment schedule that provides for principal and interest payments during the next six months. Management will continue to monitor the borrowers’ compliance with the repayment schedule. The ratio of non-performing loans to total loans was 0.61% at March 31, 2005 compared to 0.24% at December 31, 2004. The ratio of non-performing loans to total assets was 0.47% at March 31, 2005, compared to 0.19% at December 31, 2004. The March 31, 2005 balance includes $2.6 million in loans accounted for on a non-accrual basis and $88 thousand in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $3.3 million at March 31, 2005, an increase of $144 thousand from the $3.2 million reported at December 31, 2004. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $8.2 million at March 31, 2005, compared to $7.7 million at December 31, 2004.

     At March 31, 2005, four loans totaling $1.7 million have been classified as impaired, compared to one loan totaling $266 thousand at December 31, 2004. As discussed earlier, three loans to one commercial borrower totaling $1.4 million are considered impaired. In addition, one loan totaling $266 thousand continues to be classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the quarter ended, March 31, 2005.

     At March 31, 2005, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at March 31, 2005, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

     During the quarter ended March 31, 2005, additions to the ALL account totaled $65 thousand compared to $60 thousand for the quarter ended March 31, 2004. Charge-offs, net of recoveries, totaled $26 thousand for the current period compared to $1 thousand for the quarter ended March 31, 2004. Changes in the provision are consistent with the current level of non-performing and impaired loans, and take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current quarter, management has given additional consideration to increased risks associated within the local economy and changes in loan mix.

     The ALL to total loans was 0.90% at March 31, 2005 compared to 0.90% at December 31, 2004, while the ALL to non-performing loans (coverage ratio) was 148.3% at the end of the current quarter, compared to 371.0% at December

31, 2004. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been established. The March 31, 2005 balance in the ALL account of $3.9 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.

     At March 31, 2005, foreclosed real estate totaled $147 thousand compared to $280 thousand at December 31, 2004. The current year balance is comprised of two properties. Management is actively seeking a purchaser for the properties.

     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At March 31, 2005, deposits totaled $470.2 million. During the three months ended March 31, 2005, deposits increased by $18.6 million (4.1%). Money market deposit accounts (MMDA’s) increased $18.6 million (25.2%), certificates of deposit increased by $7.2 million (3.7%), and savings accounts increased by $697 thousand (1.0%). The growth in MMDA’s and certificates of deposit was a result of competitive product offerings and an effective marketing program. During the current period, checking accounts decreased by $7.9 million (7.0%). The checking account decrease was a result of reduced balances in several commercial business accounts. At March 31, 2005, the deposit base was comprised of 22.4% checking accounts, 19.6% MMDA’s, 15.2% savings accounts and 42.8% certificates of deposit.

     Borrowings are primarily used to fund asset growth not supported by deposit generation. At March 31, 2005, borrowed funds totaled $51.2 million compared to $57.2 million at December 31, 2004, a decrease of $6.0 million (10.5%). Retail repurchase agreements totaled $14.4 million at March 31, 2005, compared to $11.5 million at December 31, 2004, an increase of $2.9 million (26.1%). FHLB advances totaled $35.5 million at March 31, 2005, compared to $39.5 million at December 31, 2004, a decrease of $4.0 million. In addition, other short-term borrowings totaled $1.2 million at March 31, 2005, compared to $6.2 million at December 31, 2004, a decrease of $5.0 million. During the current quarter, the Bancorp utilized retail deposit growth to repay maturing FHLB advances and short-term borrowings.

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

     During the three months ended March 31, 2005, cash and cash equivalents increased by $4.9 million compared to a $10.3 million increase for the three months ended March 31, 2004. The increase for the current period was principally due to growth in money market deposit account and certificate of deposit balances. The primary sources of cash were proceeds from maturities and sales of securities, loan sales, deposit growth and cash provided by operating activities. The primary uses of cash were the purchase of loan participations, purchase of securities, repayment of FHLB advances and other borrowings, and the payment of common stock dividends. Cash provided by operating activities totaled $1.5 million for the three months ended March 31, 2005 and 2004. Cash outflows from investing activities totaled $8.6 million compared to $7.1 million for the three months ended March 31, 2004. The change for the current period was due primarily to the purchase of loan participations. Net cash inflows from financing activities totaled $11.9 million during the current period compared to net cash inflows of $15.9 million for the three months ended March 31, 2004. The decrease in net cash inflows was primarily due to the repayment of borrowed funds. The Bancorp paid dividends on common stock of $859 thousand during the current three months compared to $826 thousand for the three months ended March 31, 2004.

     At March 31, 2005, outstanding commitments to fund loans totaled $69.3 million. Approximately 84% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2005, stockholders’ equity increased by $237 thousand (0.5%). The increase resulted primarily from earnings of $1.6 million during the period. The Bancorp declared $918 thousand in cash dividends for the three month period ended March 31, 2005. The net unrealized loss on available-for-sale securities, net of tax was $644 thousand for the current period.

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

     The following table shows that, at March 31, 2005, and December 31, 2004, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At March 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$50.4	12.6%	$32.0	8.0%	$40.0	10.0%
Tier 1 capital to risk-weighted assets	$46.5	11.6%	$16.0	4.0%	$24.0	6.0%
Tier 1 capital to adjusted average assets	$46.5	8.2%	$16.9	3.0%	$28.2	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$48.1	12.2%	$31.5	8.0%	$39.4	10.0%
Tier 1 capital to risk-weighted assets	$44.2	11.2%	$15.7	4.0%	$23.6	6.0%
Tier 1 capital to adjusted average assets	$44.2	8.0%	$16.6	3.0%	$27.6	5.0%

     The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in the light of the financial condition of the Bank. The aggregate amount of dividends, which may be declared by the Bank in 2005, without prior regulatory approval, approximates $5,196,000 plus current 2005 net profits.

Results of Operations — Comparison of the Quarter Ended March 31, 2005 to the Quarter Ended March 31, 2004

     Net income for the three months ended March 31, 2005 was $1.6 million compared to $1.5 million for the quarter ended March 31, 2004, an increase of $135 thousand (9.2%), principally due to consistent net interest income, increased noninterest income from banking activities and stable operating expenses. The earnings represent a ROA of 1.14% for the quarter ended March 31, 2005 compared to 1.15% for the quarter ended March 31, 2004. The ROE was 14.45% for the quarter ended March 31, 2005 compared to 13.95% for the quarter ended March 31, 2004.

     Net interest income for the three months ended March 31, 2005 was $5.1 million, up $219 thousand (4.5%), compared to $4.8 million for the quarter ended March 31, 2004. The increase in net interest income was due to an increase in average loan and core deposit balances. The weighted-average yield on interest-earning assets was 5.35% for the three months ended March 31, 2005 compared to 5.42% for the three months ended March 31, 2004. The weighted-average cost of funds for the quarter ended March 31, 2005, was 1.51% compared to 1.46% for the quarter ended March 31, 2004. The impact of the 5.35% return on interest-earning assets and the 1.51% cost of funds resulted in an interest rate spread of 3.84% for the current quarter compared to 3.96% for the quarter ended March 31, 2004. During the current quarter, total interest income increased by $457 thousand (7.0%) while total interest expense increased by $238 thousand (13.9%). The net interest margin was 3.86% for the three months ended March 31, 2005 compared to 4.00% for the quarter ended March 31, 2004.

     During the three months ended March 31, 2005, interest income from loans increased by $284 thousand (4.8%) compared to the three months ended March 31, 2004. The increase was due to higher average daily loan balances. While residential mortgage originations have slowed, commercial real estate and construction and land development growth has been stable. The weighted-average yield on loans outstanding was 5.73% for the current quarter compared to 5.78% for the three months ended March 31, 2004. Loan balances averaged $434.1 million for the current quarter, up $24.0 million (5.9%) from $410.1 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, interest income on investments and other deposits increased by $173 thousand (27.9%) compared to the quarter ended March 31, 2004. The increase was due to higher average balances and an increase in portfolio yields. The weighted-average yield on securities and other deposits was 3.54% for the current quarter compared to 3.38% for the three months ended March 31, 2004. Securities and other deposits averaged $89.5 million for the current quarter, up $16.2 million (22.1%) from $73.3 million for the three months ended March 31, 2004.

     Interest expense for deposits increased by $178 thousand (13.1%) during the current quarter compared to the three months ended March 31, 2004. The change was due to an increase in the weighted-average rate paid on deposits and increased average balances. The weighted-average rate paid on deposits for the three months ended March 31, 2005 was 1.33% compared to 1.28% for the quarter ended March 31, 2004. Total deposit balances averaged $463.9 million for the current quarter, up $38.5 million (9.1%) from $425.4 million for the quarter ended March 31, 2004. Interest expense on borrowed funds increased by $60 thousand (17.2%) during the current quarter due to an increase in average daily balances. The weighted-average cost of borrowed funds was 3.15% for the current quarter compared to 3.22% for the three months ended March 31, 2004. Borrowed funds averaged $51.7 million during the quarter ended March 31, 2005, an increase of $8.5 million (19.7%) from $43.2 million for the quarter ended March 31, 2004.

     Noninterest income for the quarter ended March 31, 2005 was $802 thousand, an increase of $28 thousand (3.6%) from $774 thousand for the quarter ended March 31, 2004. During the current quarter fees and service charges totaled $513 thousand, an increase of $28 thousand (5.8%) from $485 thousand for the quarter ended March 31, 2004. The change was primarily due to fees associated with deposit account growth. Fees from Trust operations totaled $151 thousand for the quarter ended March 31, 2005, an increase of $11 thousand (7.9%) from $140 thousand for the quarter ended March 31, 2004. Income from increases in the cash value of bank owned life insurance totaled $80 thousand during the current quarter. Gains from loan sales totaled $28 thousand for the current quarter, compared to $22 thousand for the quarter ended March 31, 2004. Gains from the sale of foreclosed real estate totaled $9 thousand during the quarter ended March 31, 2005. No foreclosed real estate gains or losses were realized during the quarter ended March 31, 2004. Current quarter noninterest income has also been impacted by a decrease in gains from security sales of $110 thousand, compared to the quarter ended March 31, 2004.

     Noninterest expense for the quarter ended March 31, 2005 was $3.4 million, up $127 thousand (3.9%) from $3.3 million for the three months ended March 31, 2004. During the current quarter compensation and benefits totaled $1.9 million, an increase of $202 thousand (12.2%) from $1.7 million for the quarter ended March 31, 2004. The increase was primarily due to annual salary increases and additional staffing for current banking operations. Occupancy and equipment totaled $563 thousand for the current quarter, a decrease of $41 thousand (6.8%) compared to $604 thousand for the quarter ended March 31, 2004. The decrease was a result of additional income collected from leased premises and a reduction in real estate tax expense. Other expense totaled $734 thousand for the quarter ended March 31, 2005, a decrease of $37 thousand (4.8%) from $771 thousand for the quarter ended March 31, 2004. The decrease was due to a reduction in expenses associated with third party professional services. The Bancorp’s efficiency ratio was 58.3% for the quarter ended March 31, 2005 compared to 58.6% for the three months ended March 31, 2004. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended March 31, 2005 totaled $772 thousand compared to $792 thousand for the three months ended March 31, 2004, a decrease of $20 thousand (2.5%). The combined effective federal and state tax rates for the Bancorp was 32.5% for the three months ended March 31, 2005 compared to 35.0% for the three months ended March 31, 2004. The decrease was due to an increased investment in tax-exempt investments, loans and bank owned life insurance.

Critical Accounting Policies

     Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2004 remain unchanged.

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

          Performance from an interest rate risk perspective can be measured in many ways. Methodologies used by the Bancorp focus on net interest income and the net economic value of equity. Net interest income is defined as interest income less interest expense. Variability in net interest income arises because its components - interest income and interest expense - do not change equally as rates vary. This mismatch occurs because individual assets and liabilities reprice differently as rates change. Factors which affect net interest income include changes in the level of interest rates, changes in the relationship between Bancorp yield rates and interest costs, changes in the volume of assets and liabilities outstanding, and changes in the composition or mix of assets and liabilities. Management uses rate shock (i.e., instantaneous and sustained parallel shifts in the yield curve in 1% increments up and down 2%) for stress testing the net interest income under several rate change levels. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends. Net economic value of equity is the net present value of the Bancorp’s portfolio of assets and liabilities. By marking-to-market the components of the balance sheet, management can compute the net economic value of equity. As rates change over time, the market values of Bancorp assets and liabilities will change, with longer-term products fluctuating more than short-term products. In most cases, rate-sensitive assets and liabilities will not have the same maturity characteristics. Therefore, as rates vary, the market value of the rate-sensitive assets will not change equally with the market value of rate-sensitive liabilities. This will cause the net economic value of equity to vary. The focus of the net economic value of equity is to determine the percentage decline in the net economic value of equity caused by a 2% increase or decrease in interest rates, whichever produces the larger decline. A large value indicates a large percentage decline in the net economic value of equity due to changes in interest rates and, thus, high interest rate sensitivity. A low value indicates a small percentage decline in the net economic value of equity due to changes in interest rates and, thus, low interest rate sensitivity. As with net interest income, the results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends.

     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of March 31, 2005 and December 31, 2004. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

March 31, 2005:				Net Economic Value of Equity
Change in	Net Interest Income		Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$20,790	-3.8	-20	$51,949	-15.7	-30
1%	$21,227	-1.7	-10	$56,570	-8.2	-15
0%	$21,603	0.0		$61,610	0.0
-1%	$21,693	-0.4	-10	$64,352	4.6	-15
-2%	$20,633	-4.5	-20	$63,617	3.3	-30

December 31, 2004:				Net Economic Value of Equity
Change in	Net Interest Income		Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$21,356	-3.9	-20	$55,060	-13.3	-30
1%	$21,778	-2.1	-10	$58,980	-7.2	-15
0%	$22,233	0.0		$63,526	0.0
-1%	$22,484	1.1	-10	$65,412	3.0	-15
-2%	$21,989	1.1	-20	$65,662	3.4	-30

     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At March 31, 2005, an increase in interest rates of 2% would have resulted in a 3.8% decrease in net interest income and a 15.7% decrease in the net economic value of equity compared to decreases of 3.9% and 13.3% at December 31, 2004. During the three months ended March 31, 2005, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, maintaining the short duration of the securities portfolio, growing core account balances and implementing net interest income pricing strategies. In addition, during the current quarter, to minimize interest rate risk associated with selling loans into the secondary market the Bancorp began utilizing forward commitments.

Item 4. Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures.

          The Bancorp maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s management, with the participation of its principal executive officer and principal financial officer, evaluates the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2005, the Bancorp’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

          (b) Changes in Internal Control Over Financial Reporting.

          There was no change in the Bancorp’s internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: May 9, 2005	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: May 9, 2005	/s/ Robert T. Lowry

Robert T. Lowry
Senior Vice President, Chief Financial Officer
and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications