Form 10-Q
period 2005-06-30
NORTHWEST INDIANA BANCORP
filed 2005-08-15
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2005, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___to___
Commission File Number: 0-26128
NorthWest Indiana Bancorp
(Exact name of registrant as specified in its charter)

Indiana	35-1927981

(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

9204 Columbia Avenue
Munster, Indiana	46321

(Address of principal executive office)	(ZIP code)
Registrant’s telephone number, including area code: (219) 836-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 2,783,193 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2005.

NorthWest Indiana Bancorp

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
(Dollars in thousands)	(unaudited)
ASSETS

Cash and non-interest bearing balances in financial institutions	$21,010	$16,398
Interest bearing balances in financial institutions	12,620	—

Total cash and cash equivalents	33,630	16,398

Securities available-for-sale	72,686	69,161
Securities held-to-maturity; fair value: June 30, 2005 — $12,384 December 31, 2004 — $10,861	12,276	10,818
Loans held for sale	—	39
Loans receivable	445,485	433,790
Less: allowance for loan losses	(4,027)	(3,892)

Net loans receivable	441,458	429,898
Federal Home Loan Bank stock	2,965	2,904
Accrued interest receivable	2,532	2,459
Premises and equipment	14,290	14,169
Foreclosed real estate	—	280
Cash value of bank owned life insurance	8,307	8,147
Other assets	3,440	3,120

Total assets	$591,584	$557,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$43,924	$56,861
Interest bearing	440,317	394,712

Total	484,241	451,573
Borrowed funds	58,066	57,201
Accrued expenses and other liabilities	3,885	4,522

Total liabilities	546,192	513,296

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: June 30, 2005 — 2,851,357 December 31, 2004 — 2,840,979	356	355
shares outstanding: June 30, 2005 — 2,783,193, December 31, 2004 — 2,772,815
Additional paid in capital	4,181	3,970
Accumulated other comprehensive income/(loss)	(516)	(180)
Retained earnings	42,811	41,392
Treasury stock, common shares at cost: June 30, 2005 — 68,164, December 31, 2004 — 68,164	(1,440)	(1,440)

Total stockholders’ equity	45,392	44,097

Total liabilities and stockholders’ equity	$591,584	$557,393

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Loans receivable
Real estate loans	$5,443	$5,218	$10,807	$10,550
Commercial loans	853	544	1,632	1,060
Consumer loans	64	84	135	166

Total loan interest	6,360	5,846	12,574	11,776
Securities	795	720	1,546	1,326
Other interest earning assets	256	15	298	29

Total interest income	7,411	6,581	14,418	13,131

Interest expense:
Deposits	1,847	1,272	3,388	2,635
Borrowed funds	423	371	831	719

Total interest expense	2,270	1,643	4,219	3,354

Net interest income	5,141	4,938	10,199	9,777
Provision for loan losses	60	75	125	135

Net interest income after provision for loan losses	5,081	4,863	10,074	9,642

Noninterest income:
Fees and service charges	604	482	1,117	967
Trust operations	152	129	303	269
Gain on sale of securities, net	15	102	29	226
Gain on sale of loans, net	33	20	61	42
Increase in cash value of bank owned life insurance	80	—	160	—
Gain on sale of foreclosed real estate	—	—	8	—
Other	20	14	28	17

Total noninterest income	904	747	1,706	1,521

Noninterest expense:
Compensation and benefits	1,897	1,649	3,760	3,310
Occupancy and equipment	574	583	1,137	1,187
Data processing	195	184	380	360
Marketing	68	66	139	143
Other	828	770	1,562	1,541

Total noninterest expense	3,562	3,252	6,978	6,541

Income before income tax expenses	2,423	2,358	4,802	4,622
Income tax expenses	775	815	1,547	1,607

Net income	$1,648	$1,543	$3,255	$3,015

Earnings per common share:
Basic	$0.59	$0.56	$1.17	$1.09
Diluted	$0.58	$0.55	$1.15	$1.08

Dividends declared per common share	$0.33	$0.31	$0.66	$0.62
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Balance at beginning of period	$44,334	$42,494	$44,097	$41,554

Comprehensive income:
Net income	1,648	1,543	3,255	3,015
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	309	(1,242)	(335)	(1,084)

Comprehensive income	1,957	301	2,920	1,931

Issuance of common stock, under stockbased compensation plan, net of tax effects	19	60	211	226

Cash dividends	(918)	(858)	(1,836)	(1,714)

Balance at end of period	$45,392	$41,997	$45,392	$41,997

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,255	$3,015

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(2,570)	(1,195)
Sale of loans originated for sale	2,642	1,199
Depreciation and amortization, net of accretion	824	688
Amortization of mortgage servicing rights	38	28
Amortization of investment in real estate limited partnerships	24	25
Equity in (gain)/loss of investment in limited partnership, net of interest received	21	10
Change in equity of investment in limited liability corporation	—	31
Federal Home Loan Bank stock dividend	(61)	(67)
Net gains on sale of securities	(29)	(226)
Net gains on sale of loans	(61)	(42)
Net loss on sale of foreclosed real estate	(8)	—
Provision for loan losses	125	135
Net change in:
Interest receivable	(73)	(22)
Cash value of bank owned life insurance	(160)	—
Other assets	(190)	495
Accrued expenses and other liabilities	(696)	(385)

Total adjustments	(174)	674

Net cash from operating activities	3,081	3,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	5,932	9,365
Proceeds from sales of securities available-for-sale	2,139	6,246
Purchase of securities available-for-sale	(12,145)	(30,390)
Purchase of securities held-to-maturity	(1,478)	(5,380)
Proceeds from maturities and pay downs of securities held-to-maturity	4	3
Loan participations purchased	(8,433)	(2,800)
Net change in loans receivable	(3,250)	(7,683)
Purchase of premises and equipment, net	(873)	(244)
Proceeds from sale of foreclosed real estate	288	—

Net cash from investing activities	(17,816)	(30,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	32,668	20,357
Proceeds from FHLB advances	5,000	13,000
Repayment of FHLB advances	(7,000)	(4,000)
Change in other borrowed funds	2,865	800
Proceeds from issuance of common stock	211	226
Dividends paid	(1,777)	(1,682)

Net cash from financing activities	31,967	28,701

Net change in cash and cash equivalents	17,232	1,507
Cash and cash equivalents at beginning of period	16,398	16,070

Cash and cash equivalents at end of period	$33,630	$17,577

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,173	$3,353
Income taxes	$1,275	$975
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$—	$101
Transfers from loans to loans held for sale	$—	$12,202
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation and NWIN, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2005 and December 31, 2004, and the consolidated statements of income and changes in stockholders’ equity for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The income reported for the six month period ended June 30, 2005 is not necessarily indicative of the results to be expected for the full year.
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
Note 4 — Reclassifications
     Certain amounts reported in the December 31, 2004 consolidated financial statements and the June 30, 2004 Form 10-Q have been reclassified to conform to the June 30, 2005 presentation.

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

	(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$1,648	$1,543	$3,255	$3,015
Proforma net income	$1,637	$1,530	3,233	2,990
Weighted average common shares outstanding:
Basic	2,782,678	2,764,614	2,779,711	2,760,931
Diluted	2,824,722	2,806,780	2,822,098	2,801,082
Reported earnings per common share:
Basic	0.59	0.56	1.17	1.09
Diluted	0.58	0.55	1.15	1.08
Proforma earnings per common share:
Basic	0.59	0.55	1.16	1.08
Diluted	0.58	0.55	1.15	1.07
     No stock options were issued during the six months ended June 30, 2005. During 2004, 11,450 stock options were issued during the first quarter. The weighted average fair value of the grant for 2004 was $3.48. The fair value of options granted during 2004 were estimated using an option pricing model with the following weighted average information as of the grant date:

2004
Risk free rate of interest	3.28%
Expected option life	6-7 years
Expected dividend yield	4.13%
Expected volatility	16.5%
Note 6 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2005 and June 30, 2004 is presented below:

	(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per common share:
Net income as reported	$1,648	$1,543	$3,255	$3,015

Weighted average common shares outstanding:	2,782,678	2,764,614	2,779,711	2,760,931

Basic earnings per common share:	$0.59	$0.56	$1.17	$1.09

Diluted earnings per common share:
Net income as reported	$1,648	$1,543	$3,255	$3,015

Weighted average common shares outstanding:	2,782,678	2,764,614	2,779,711	2,760,931

Add: dilutive effect of assumed stock option exercises:	42,044	42,166	42,387	40,151

Weighted average common and dilutive potential common shares outstanding:	2,824,722	2,806,780	2,822,098	2,801,082

Diluted earnings per common share:	$0.58	$0.55	$1.15	$1.08

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary
     NorthWest Indiana Bancorp (the “Bancorp”) is a bank holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB, an Indiana savings bank, is a wholly-owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for the Bank.
     At June 30, 2005, the Bancorp had total assets of $591.6 million, total loans of $445.5 million and total deposits of $484.2 million. Stockholders’ equity totaled $45.4 million or 7.7% of total assets, with book value per share at $16.31. Net income for the quarter ended June 30, 2005, was $1.6 million, or $0.59 earnings per common share for basic and $0.58 for diluted calculations. The annualized return on average assets (ROA) was 1.10%, while the annualized return on average stockholders’ equity (ROE) was 14.60%, for the three months ended June 30, 2005. Net income for the six months ended June 30, 2005, was $3.3 million, or $1.17 earnings per common share for basic and $1.15 for diluted calculations. The annualized return on average assets (ROA) was 1.12%, while the annualized return on average stockholders’ equity (ROE) was 14.50%, for the six months ended June 30, 2005.
Financial Condition
     During the six months ended June 30, 2005, total assets increased by $34.2 million (6.1%), with interest-earning assets increasing by $29.3 million (5.7%). At June 30, 2005, interest-earning assets totaled $546.0 million and represented 92.3% of total assets.
     Loans receivable totaled $445.5 million at June 30, 2005, compared to $433.8 million at December 31, 2004. At June 30, 2005, loans receivable represented 81.6% of interest-earning assets, 75.3% of total assets and 92.0% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $42.7 million (9.6%) in construction and development loans, $227.5 million (51.1%) in residential mortgage loans, $9.2 million (2.1%) in multifamily loans, $93.3 million (20.9%) in commercial real estate loans, $3.8 million (0.9%) in consumer loans, $46.4 million (10.4%) in commercial business and $22.6 million (5.0%) in government and other loans. Adjustable rate loans comprised 51.4% of total loans at June 30, 2005. During the six months ended June 30, 2005, loans increased by $11.7 million (2.7%), including $10.6 million in government loans, $4.1 million in construction and land development loans, $205 thousand in residential mortgage loans. During the six months ended June 30, 2005, commercial real estate loans decreased by $1.0 million, consumer loans decreased by $852 thousand, commercial business loans decreased by $822 thousand and multifamily loans decreased by $510 thousand. During the six months ended June 30, 2005, loan growth was affected by strong loan growth in the government sector, which is included in commercial loans, while commercial business and commercial real estate loans were affected by lower than expected origination volume and an increase in loan payoffs.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. In addition, when appropriate the Bancorp utilizes forward commitments selling loans with servicing released. During the six months ended June 30, 2005, the Bancorp sold $2.6 million in fixed rate mortgages originated for sale compared to $1.2 million during the six months ended June 30, 2004. Net gains realized from current year sales totaled $61 thousand compared to $42 thousand for the six months ended June 30, 2004. At June 30, 2005, the Bancorp had no loans that were classified as loans held for sale.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. Investments are generally for terms ranging from one day to seven years. The investment portfolio totaled $100.5 million at June 30, 2005, compared to $82.9 million at December 31, 2004, an increase of $17.7 million (21.3%). At June 30, 2005, the investment portfolio represented 18.4% of interest-earning assets and 17.0% of total assets. The securities portfolio was comprised of 54.7% in U.S. government agency debt securities, 30.2% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 15.1% in municipal securities. At June 30, 2005, securities available-for-sale (“AFS”) totaled $72.7 million or 85.6% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at June 30, 2005, the Bancorp had $12.6 million in interest bearing balances in financial institutions and $3.0 million in Federal Home Loan Bank (FHLB) stock. During the six months ended June 30, 2005, the securities portfolio increased by $5.0 million, while interest bearing balances in financial institutions increased by $12.6 million. Securities growth was a result of planned portfolio growth. The increase in interest bearing balances in financial institutions was a result of large short-term deposits from a local municipality.
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
     Non-performing loans include those loans that are 90 days or more past due or those loans that have been placed on non-accrual status. Non-performing loans totaled $2.8 million at June 30, 2005 compared to $1.0 million at December 31, 2004, an increase of $1.7 million or 165%. The increase in non-performing loans is primarily due to one commercial borrower, with five loans totaling $1.4 million that are secured by commercial real estate and business assets, and are personally guaranteed by the owner of the business. The loans have been placed in non-accrual status and are classified as impaired. Management has negotiated a repayment schedule that provides for principal and interest payments. The borrower is current with the negotiated repayment schedule and management continues to monitor the borrowers’ compliance. The ratio of non-performing loans to total loans was 0.62% at June 30, 2005 compared to 0.24% at December 31, 2004. The ratio of non-performing loans to total assets was 0.47% at June 30, 2005, compared to 0.19% at December 31, 2004. The June 30, 2005 balance includes $2.5 million in loans accounted for on a non-accrual basis and $247 thousand in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $3.3 million at June 30, 2005, an increase of $104 thousand from the $3.2 million reported at December 31, 2004. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $8.5 million at June 30, 2005, compared to $7.7 million at December 31, 2004.
     At June 30, 2005, four loans totaling $1.7 million have been classified as impaired, compared to one loan totaling $266 thousand at December 31, 2004. As discussed earlier, three loans to one commercial borrower totaling $1.4 million are considered impaired. In addition, one loan totaling $266 thousand continues to be classified as impaired. Impaired loans are loans where all amounts due according to the terms of the contract is not probable. There were no other loans considered to be impaired loans as of, or for the quarter ended, June 30, 2005.
     At June 30, 2005, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at June 30, 2005, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     During the six months ended June 30, 2005, additions to the ALL account totaled $125 thousand compared to $135 thousand for the six months ended June 30, 2004. Recoveries, net of charge-offs, totaled $10 thousand for the current six month period compared to charge-offs, net of recoveries of $38 thousand for the six months ended June 30, 2004. Changes in the provision are consistent with the current level of non-performing and impaired loans, and take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given additional consideration to increased risks associated within the local economy and changes in loan mix.
     The ALL to total loans was 0.90% at June 30, 2005 compared to 0.90% at December 31, 2004, while the ALL to non-performing loans (coverage ratio) was 144.9% at the end of the current six months, compared to 371.0% at December 31, 2004. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been established. The June 30, 2005 balance in the ALL account of $4.0 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     At June 30, 2005, the Bancorp had no properties in foreclosed real estate, compared to five properties totaling $280 thousand at December 31, 2004.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At June 30, 2005, deposits totaled $484.2 million. During the six months ended June 30, 2005, deposits increased by $32.7 million (7.2%). Money market deposit accounts (MMDA’s) increased $32.2 million (43.7%) and certificates of deposit increased by $5.4 million (2.8%). The growth in MMDA’s and certificates of deposit was a result of competitive product offerings and an effective marketing program. During the current period, checking accounts decreased by $3.6 million (3.2%). The checking account decrease was a result of reduced balances in several commercial business accounts and a reduction in escrows for real estate taxes. At June 30, 2005, the deposit base was comprised of 22.6% checking accounts, 21.9% MMDA’s, 14.3% savings accounts and 41.2% certificates of deposit.
     Borrowings are primarily used to fund asset growth not supported by deposit generation. At June 30, 2005, borrowed funds totaled $58.1 million compared to $57.2 million at December 31, 2004, an increase of $864 thousand (1.5%). Retail repurchase agreements totaled $14.3 million at June 30, 2005, compared to $11.5 million at December 31, 2004, an increase of $2.9 million (25.1%). FHLB advances totaled $37.5 million at June 30, 2005, compared to $39.5 million at December 31, 2004, a decrease of $2.0 million. In addition, other short-term borrowings totaled $6.2 million at June 30, 2005, compared to $1.0 million at December 31, 2004, an increase of $5.2 million. The increase in other short-term borrowings was a result of increased repurchase agreement balances. During the current quarter, the Bancorp utilized retail deposit growth to repay maturing FHLB advances.
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
     During the six months ended June 30, 2005, cash and cash equivalents increased by $17.2 million compared to a $1.5 million increase for the six months ended June 30, 2004. The increase for the current period was principally due to growth in money market deposit account and certificate of deposit balances. The primary sources of cash were proceeds from maturities and sales of securities, loan sales, deposit growth and cash provided by operating activities. The primary uses of cash were the purchase of loan participations, purchase of securities, repayment of FHLB advances and the payment of common stock dividends. Cash provided by operating activities totaled $3.1 million for the six months ended June 30, 2005, compared to $3.7 million for the period ended June 30, 2004. Cash outflows from investing activities totaled $17.8 million for the current period, compared to $30.9 million for the six months ended June 30, 2004. The change for the current period was primarily due to a reduction in security and loan investing activities. Net cash inflows from financing activities totaled $32.0 million during the current period compared to net cash inflows of $28.7 million for the six months ended June 30, 2004. The increase in net cash inflows from financing activities was primarily due to deposit growth and an increase in borrowed funds. The Bancorp paid dividends on common stock of $1.8 million during the current six months compared to $1.7 million for the six months ended June 30, 2004.
     At June 30, 2005, outstanding commitments to fund loans totaled $79.3 million. Approximately 84% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.
     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended June 30, 2005, stockholders’ equity increased by $1.3 million (2.9%). The increase resulted primarily from earnings of $3.3 million during the period. The Bancorp declared $1.8 million in cash dividends for the six-month period ended June 30, 2005. The net unrealized loss on available-for-sale securities, net of tax was $516 thousand for the current period.
     The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the “FRB”), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially identical. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the FRB and FDIC regulations provide for a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other financial institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least one to two percent.
     The following table shows that, at June 30, 2005, and December 31, 2004, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At June 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$49.9	12.0%	$32.0	8.0%	$41.6	10.0%
Tier 1 capital to risk-weighted assets	$45.8	11.0%	$16.6	4.0%	$24.9	6.0%
Tier 1 capital to adjusted average assets	$45.8	7.7%	$17.9	3.0%	$29.9	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$48.1	12.2%	$31.5	8.0%	$39.4	10.0%
Tier 1 capital to risk-weighted assets	$44.2	11.2%	$15.7	4.0%	$23.6	6.0%
Tier 1 capital to adjusted average assets	$44.2	8.0%	$16.6	3.0%	$27.6	5.0%
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

Results of Operations — Comparison of the Quarter Ended June 30, 2005 to the Quarter Ended June 30, 2004
     Net income for the three months ended June 30, 2005 was $1.6 million compared to $1.5 million for the quarter ended June 30, 2004, an increase of $105 thousand (6.8%), principally due to consistent core earnings, asset quality, increased noninterest income from banking activities and stable operating expenses. The earnings represent a ROA of 1.10% for the quarter ended June 30, 2005 compared to 1.16% for the quarter ended June 30, 2004. The ROE was 14.60% for the quarter ended June 30, 2005 compared to 14.57% for the quarter ended June 30, 2004.
     Net interest income for the three months ended June 30, 2005 was $5.1 million, up $203 thousand (4.1%), compared to $4.9 million for the quarter ended June 30, 2004. The increase in net interest income was due to an increase in average loan and core deposit balances. The weighted-average yield on interest-earning assets was 5.34% for the three months ended June 30, 2005 compared to 5.26% for the three months ended June 30, 2004. The weighted-average cost of funds for the quarter ended June 30, 2005, was 1.65% compared to 1.35% for the quarter ended June 30, 2004. The impact of the 5.34% return on interest-earning assets and the 1.65% cost of funds resulted in an interest rate spread of 3.69% for the current quarter compared to 3.91% for the quarter ended June 30, 2004. During the current quarter, total interest income increased by $830 thousand (12.6%) while total interest expense increased by $627 thousand (38.2%). The net interest margin was 3.70% for the three months ended June 30, 2005 compared to 3.95% for the quarter ended June 30, 2004.
     During the three months ended June 30, 2005, interest income from loans increased by $514 thousand (8.8%) compared to the three months ended June 30, 2004. The increase was due to higher average daily loan balances and an increase in the weighted-average yield. Average daily loan balances was affected by strong loan growth in the government sector, while commercial business and commercial real estate loans were affected by lower than expected origination volume and an increase in loan payoffs. The weighted-average yield on loans outstanding was 5.84% for the current quarter compared to 5.68% for the three months ended June 30, 2004. Loan balances averaged $435.7 million for the current quarter, up $24.0 million (5.8%) from $411.7 million for the three months ended June 30, 2004. During the three months ended June 30, 2005, interest income on investments and other deposits increased by $316 thousand (30.1%) compared to the quarter ended June 30, 2004. The increase was due to higher security portfolio average balances, an increase in portfolio yields and a significant increase in interest bearing balances in financial institutions. The increase in interest bearing balances in financial institutions was a result of increased short-term deposits received from a local government municipality. The weighted-average yield on securities and other deposits was 3.51% for the current quarter compared to 3.33% for the three months ended June 30, 2004. Securities and other deposits averaged $119.8 million for the current quarter, up $31.4 million (35.5%) from $88.4 million for the three months ended June 30, 2004.
     Interest expense for deposits increased by $575 thousand (45.2%) during the current quarter compared to the three months ended June 30, 2004. The change was due to an increase in the weighted-average rate paid on deposits and increased average balances. The weighted-average rate paid on deposits for the three months ended June 30, 2005 was 1.49% compared to 1.17% for the quarter ended June 30, 2004. Total deposit balances averaged $496.5 million for the current quarter, up $60.0 million (13.7%) from $436.5 million for the quarter ended June 30, 2004. Interest expense on borrowed funds increased by $52 thousand (14.0%) during the current quarter due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 3.24% for the current quarter compared to 3.07% for the three months ended June 30, 2004. Borrowed funds averaged $52.2 million during the quarter ended June 30, 2005, an increase of $3.9 million (8.1%) from $48.3 million for the quarter ended June 30, 2004.
     Noninterest income for the quarter ended June 30, 2005 was $904 thousand, an increase of $157 thousand (21.0%) from $747 thousand for the quarter ended June 30, 2004. During the current quarter fees and service charges totaled $604 thousand, an increase of $122 thousand (25.3%) from $482 thousand for the quarter ended June 30, 2004. The change was primarily due to fees associated with deposit account growth. Fees from Trust operations totaled $152 thousand for the quarter ended June 30, 2005, an increase of $23 thousand (17.8%) from $129 thousand for the quarter ended June 30, 2004. Income from increases in the cash value of bank owned life insurance totaled $80 thousand during the current quarter. Gains from loan sales totaled $33 thousand for the current quarter, compared to $20 thousand for the quarter ended June 30, 2004. No foreclosed real estate gains or losses were realized during the quarters ended June 30, 2005 and 2004. Current quarter noninterest income has also been impacted by a decrease in gains from security sales of $87 thousand, compared to the quarter ended June 30, 2004.

     Noninterest expense for the quarter ended June 30, 2005 was $3.6 million, up $310 thousand (9.5%) from $3.3 million for the three months ended June 30, 2004. During the current quarter compensation and benefits totaled $1.9 million, an increase of $248 thousand (15.0%) from $1.6 million for the quarter ended June 30, 2004. The increase was primarily due to increased compensation, due to annual salary increases, additional staffing for current banking operations and benefit accruals. Occupancy and equipment totaled $574 thousand for the current quarter, a decrease of $9 thousand (1.5%) compared to $583 thousand for the quarter ended June 30, 2004. The decrease was a result of additional income collected from leased premises and a reduction in real estate tax expense. Other expense totaled $828 thousand for the quarter ended June 30, 2005, an increase of $58 thousand (7.5%) from $770 thousand for the quarter ended June 30, 2004. The increase was due to expense associated with the imaging of customer checks and account statements. The Bancorp’s efficiency ratio was 58.9% for the quarter ended June 30, 2005 compared to 57.2% for the three months ended June 30, 2004. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the three months ended June 30, 2005 totaled $775 thousand compared to $815 thousand for the three months ended June 30, 2004, a decrease of $40 thousand (4.9%). The combined effective federal and state tax rates for the Bancorp was 32.0% for the three months ended June 30, 2005 compared to 34.6% for the three months ended June 30, 2004. The decrease was due to an increased investment in tax-exempt investments, loans and bank owned life insurance.
Results of Operations — Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004
     Net income for the six months ended June 30, 2005 was $3.3 million compared to $3.0 million for the six months ended June 30, 2004, an increase of $240 thousand (8.0%), principally due to consistent core earnings, asset quality, increased noninterest income from banking activities and stable operating expenses. The earnings represent a ROA of 1.12% for the six months ended June 30, 2005 compared to 1.16% for the six months ended June 30, 2004. The ROE was 14.50% for the six months ended June 30, 2005 compared to 14.27% for the six months ended June 30, 2004.
     Net interest income for the six months ended June 30, 2005 was $10.2 million, up $422 thousand (4.3%), compared to $9.8 million for the six months ended June 30, 2004. The increase in net interest income was due to an increase in average loan and core deposit balances. The weighted-average yield on interest-earning assets was 5.34% for the six months ended June 30, 2005 and 2004. The weighted-average cost of funds for the six months ended June 30, 2005, was 1.59% compared to 1.41% for the six months ended June 30, 2004. The impact of the 5.34% return on interest-earning assets and the 1.59% cost of funds resulted in an interest rate spread of 3.75% for the current six months compared to 3.93% for the six months ended June 30, 2004. During the current six months, total interest income increased by $1.3 million (9.8%) while total interest expense increased by $865 thousand (25.8%). The net interest margin was 3.78% for the six months ended June 30, 2005 compared to 3.98% for the six months ended June 30, 2004.
     During the six months ended June 30, 2005, interest income from loans increased by $798 thousand (6.8%) compared to the six months ended June 30, 2004. The increase was due to higher average daily loan balances and an increase in the weighted average yield. Average daily loan balances was affected by strong loan growth in the government sector, while commercial business and commercial real estate loans were affected by lower than expected origination volume and an increase in loan payoffs. The weighted-average yield on loans outstanding was 5.78% for the current six months compared to 5.73% for the six months ended June 30, 2004. Loan balances averaged $435.0 million for the current six months, up $24.1 million (5.9%) from $410.9 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, interest income on investments and other deposits increased by $489 thousand (36.1%) compared to the six months ended June 30, 2004. The increase was due to higher security portfolio average balances, an increase in portfolio yields and a significant increase in interest bearing balances in financial institutions. The increase in interest bearing balances in financial institutions was a result of increased short-term deposits received from a local government municipality. The weighted-average yield on securities and other deposits was 3.52% for the current six months compared to 3.35% for the six months ended June 30, 2004. Securities and other deposits averaged $104.8 million for the current six months, up $23.9 million (29.5%) from $80.9 million for the six months ended June 30, 2004.
     Interest expense for deposits increased by $753 thousand (28.6%) during the current six months compared to the six months ended June 30, 2004. The change was due to an increase in the weighted-average rate paid on deposits and increased average balances. The weighted-average rate paid on deposits for the six months ended June 30, 2005 was 1.41% compared to 1.22% for the six months ended June 30, 2004. Total deposit balances averaged $480.3 million for the current six months, up $49.4 million (11.5%) from $430.9 million for the six months ended June 30, 2004. Interest expense on borrowed funds increased by $112 thousand (15.6%) during the current six months due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 3.20% for the current six months compared to 3.14% for the six months ended June 30, 2004. Borrowed funds averaged $52.0 million during the six months ended June 30, 2005, an increase of $6.2 million (13.5%) from $45.8 million for the six months ended June 30, 2004.
     Noninterest income for the six months ended June 30, 2005 was $1.7 million, an increase of $185 thousand (12.2%) from $1.5 million for the six months ended June 30, 2004. During the current six months fees and service charges totaled $1.1 million, an increase of $150 thousand (15.5%) from $967 thousand for the six months ended June 30, 2004. The change was primarily due to fees associated with deposit account growth. Fees from Trust operations totaled $303 thousand for the six months ended June 30, 2005, an increase of $34 thousand (12.6%) from $269 thousand for the six months ended June 30, 2004. Income from increases in the cash value of bank owned life insurance totaled $160 thousand during the current six months. Gains from loan sales totaled $61 thousand for the current six months, compared to $42 thousand for the six months ended June 30, 2004. Gains from the sale of foreclosed real estate totaled $8 thousand for the six months ended June 30, 2005, compared to $0 during the six months ended June 30, 2004. Current six months noninterest income has also been impacted by a decrease in gains from security sales of $197 thousand, compared to the six months ended June 30, 2004.

     Noninterest expense for the six months ended June 30, 2005 was $7.0 million, up $437 thousand (6.7%) from $6.5 million for the six months ended June 30, 2004. During the current six months compensation and benefits totaled $3.8 million, an increase of $450 thousand (13.6%) from $3.3 million for the six months ended June 30, 2004. The increase was primarily due to increased compensation, due to annual salary increases, additional staffing for current banking operations and benefit accruals. Occupancy and equipment totaled $1.1 million for the current six months, a decrease of $50 thousand (4.2%) compared to $1.2 million for the six months ended June 30, 2004. The decrease was a result of additional income collected from leased premises and a reduction in real estate tax expense. Other expense totaled $1.6 million for the six months ended June 30, 2005, an increase of $21 thousand (1.4%) from $1.5 million for the six months ended June 30, 2004. The increase was due to expense associated with the imaging of customer checks and account statements. The Bancorp’s efficiency ratio was 58.6% for the six months ended June 30, 2005 compared to 57.9% for the six months ended June 30, 2004.
     Income tax expenses for the six months ended June 30, 2005 totaled $1.5 million compared to $1.6 million for the six months ended June 30, 2004, a decrease of $60 thousand (3.7%). The combined effective federal and state tax rates for the Bancorp was 32.2% for the six months ended June 30, 2005 compared to 34.8% for the six months ended June 30, 2004. The decrease was due to an increased investment in tax-exempt investments, loans and bank owned life insurance.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          The Bancorp’s primary market risk exposure is interest rate risk. Interest rate risk is the risk that the Bancorp’s earnings and capital will be adversely affected by changes in interest rates. The primary approach to interest rate risk management is one that focuses on adjustments to the Bancorp’s asset/liability mix in order to limit the magnitude of interest rate risk. The Board of Directors has delegated the responsibility for measuring, monitoring and controlling interest rate risk to the Bancorp’s asset/liability capital and technology management committee (ALCTM). The ALCTM is responsible for developing and implementing interest rate risk management strategies, establishing and maintaining a system of limits and controls, and establishing and utilizing an interest rate risk measurement system. The ALCTM, which is made up of members of senior management, generally meets monthly with board presentations occurring quarterly.
          Performance from an interest rate risk perspective can be measured in many ways. Methodologies used by the Bancorp focus on net interest income and the net economic value of equity. Net interest income is defined as interest income less interest expense. Variability in net interest income arises because its components — interest income and interest expense — do not change equally as rates vary. This mismatch occurs because individual assets and liabilities reprice differently as rates change. Factors which affect net interest income include changes in the level of interest rates, changes in the relationship between Bancorp yield rates and interest costs, changes in the volume of assets and liabilities outstanding, and changes in the composition or mix of assets and liabilities. Management uses rate shock (i.e., instantaneous and sustained parallel shifts in the yield curve in 1% increments up and down 2% for stress testing the net interest income under several rate change levels. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends. Net economic value of equity is the net present value of the Bancorp’s portfolio of assets and liabilities. By marking-to-market the components of the balance sheet, management can compute the net economic value of equity. As rates change over time, the market values of Bancorp assets and liabilities will change, with longer-term products fluctuating more than short-term products. In most cases, rate-sensitive assets and liabilities will not have the same maturity characteristics. Therefore, as rates vary, the market value of the rate-sensitive assets will not change equally with the market value of rate-sensitive liabilities. This will cause the net economic value of equity to vary. The focus of the net economic value of equity is to determine the percentage decline in the net economic value of equity caused by a 2% increase or decrease in interest rates, whichever produces the larger decline. A large value indicates a large percentage decline in the net economic value of equity due to changes in interest rates and, thus, high interest rate sensitivity. A low value indicates a small percentage decline in the net economic value of equity due to changes in interest rates and, thus, low interest rate sensitivity. As with net interest income, the results are compared to limits set by the Board of Directors and are monitored to identify unfavorable trends.
     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of June 30, 2005 and December 31, 2004. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

June 30, 2005:

	Net Interest Income			Net Economic Value of Equity
			Policy			Policy
Change in rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$20,379	- 2.1	- 20.0	$53,539	- 14.2	- 35
1%	$20,609	- 1.0	- 7.5	$58,016	- 7.0	- 15
0%	$20,812	0.0		$62,372	0.0
-1%	$20,593	- 1.1	- 7.5	$63,573	1.9	- 15
-2%	$19,679	- 5.4	- 20.0	$62,279	- 0.1	- 35
December 31, 2004:

	Net Interest Income			Net Economic Value of Equity
			Policy			Policy
Change in rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$21,356	- 3.9	- 20	$55,060	- 13.3	- 30
1%	$21,778	- 2.1	- 10	$58,980	- 7.2	- 15
0%	$22,233	0.0		$63,526	0.0
-1%	$22,484	1.1	- 10	$65,412	3.0	- 15
-2%	$21,989	1.1	- 20	$65,662	3.4	- 30
     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At June 30, 2005, an increase in interest rates of 2% would have resulted in a 2.1% decrease in net interest income and a 14.2% decrease in the net economic value of equity compared to decreases of 3.9% and 13.3% at December 31, 2004. During the six months ended June 30, 2005, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, maintaining the short duration of the securities portfolio, growing core account balances and implementing net interest income pricing strategies.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
     The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s management, with the participation of its principal executive officer and principal financial officer, evaluates the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2005, the Bancorp’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
     (b) Changes in Internal Control Over Financial Reporting.
     There was no significant change in the Bancorp’s internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
The Bancorp is not party to any material legal proceedings. From time to time, the Bank is a party to ordinary routine litigation incidental to its business, including foreclosures.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There are no matters reportable under this item.
Item 3. Defaults Upon Senior Securities
There are no matters reportable under this item.
Item 4. Submission of Matters to a Vote of Security Holders
The Bancorp held its annual meeting of shareholders on April 20, 2005. At this meeting the shareholders:
1.	Elected the following directors for a three-year term:

		Number of Votes
	For	Withheld	Against
Frank J. Bochnowski	1,859,852	100,955	30,791
Lourdes M. Dennison	1,859,852	100,955	30,791
Joel Gorelick	1,935,323	24,484	31,791
Other directors whose term of office as a director continued after the meeting include:

David A. Bochnowski	Kenneth V. Krupinski
Stanley E. Mize	Edward J. Furticella
Leroy F. Cataldi	Anthony M. Puntillo
James L. Wieser
2.	Ratified the appointment of Crowe Chizek and Company LLC as the auditors for the Bancorp for the year ending December 31, 2005.

	For	Against	Abstain
Number of Votes	1,981,446	8,000	2,152
3.	Approval of NorthWest Indiana Bancorp Amended and Restated 2004 Stock Option and Incentive Plan.

	For	Against	Abstain
Number of Votes	1,901,108	100	90,390
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

NORTHWEST INDIANA BANCORP

Date: August 12, 2005	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: August 12, 2005	/s/ Robert T. Lowry

Robert T. Lowry
Senior Vice President, Chief Financial Officer
and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications