Form 10-Q
period 2005-09-30
NORTHWEST INDIANA BANCORP
filed 2005-11-07
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                    to
Commission File Number: 0-26128
NorthWest Indiana Bancorp
(Exact name of registrant as specified in its charter)

Indiana	35-1927981

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9204 Columbia Avenue
Munster, Indiana	46321

(Address of principal executive offices)	(ZIP code)
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
There were 2,787,398 shares of the registrant’s Common Stock, without par value, outstanding at September 30, 2005.

NorthWest Indiana Bancorp

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
(Dollars in thousands)	(unaudited)

ASSETS

Cash and non-interest bearing balances in financial institutions	$15,151	$16,398
Interest bearing balances in financial institutions	530	—

Total cash and cash equivalents	15,681	16,398

Securities available-for-sale	76,114	69,161
Securities held-to-maturity; fair value: September 30, 2005 — $13,903 December 31, 2004 — $10,861	13,721	10,818
Loans held for sale	—	39
Loans receivable	450,776	433,790
Less: allowance for loan losses	(4,089)	(3,892)

Net loans receivable	446,687	429,898
Federal Home Loan Bank stock	2,965	2,904
Accrued interest receivable	2,590	2,459
Premises and equipment	14,499	14,169
Foreclosed real estate	—	280
Cash value of bank owned life insurance	8,380	8,147
Other assets	2,785	3,120

Total assets	$583,422	$557,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$43,947	$56,861
Interest bearing	435,407	394,712

Total	479,354	451,573
Borrowed funds	54,337	57,201
Accrued expenses and other liabilities	3,730	4,522

Total liabilities	537,421	513,296

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: September 30, 2005 — 2,858,021 December 31, 2004 — 2,840,979	357	355
shares outstanding: September 30, 2005 — 2,787,398, December 31, 2004 — 2,772,815
Additional paid in capital	4,273	3,970
Accumulated other comprehensive (loss)	(606)	(180)
Retained earnings	43,499	41,392
Treasury stock, common shares at cost: September 30, 2005 — 70,623, December 31, 2004 — 68,164	(1,522)	(1,440)

Total stockholders’ equity	46,001	44,097

Total liabilities and stockholders’ equity	$583,422	$557,393

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Loans receivable
Real estate loans	$5,630	$5,198	$16,437	$15,748
Commercial loans	964	624	2,596	1,684
Consumer loans	64	87	199	253

Total loan interest	6,658	5,909	19,232	17,685
Securities	851	746	2,397	2,072
Other interest earning assets	48	27	346	56

Total interest income	7,557	6,682	21,975	19,813

Interest expense:
Deposits	2,082	1,330	5,470	3,965
Borrowed funds	469	392	1,300	1,111

Total interest expense	2,551	1,722	6,770	5,076

Net interest income	5,006	4,960	15,205	14,737
Provision for loan losses	40	110	165	245

Net interest income after provision for loan losses	4,966	4,850	15,040	14,492

Noninterest income:
Fees and service charges	621	628	1,738	1,595
Trust operations	129	116	432	385
Gain on sale of securities, net	34	—	63	226
Gain on sale of loans, net	21	154	82	196
Increase in cash value of bank owned life insurance	73	66	234	66
Gain on sale of foreclosed real estate	—	—	8	—
Other	5	4	32	21

Total noninterest income	883	968	2,589	2,489

Noninterest expense:
Compensation and benefits	1,804	1,778	5,564	5,088
Occupancy and equipment	612	560	1,749	1,747
Data processing	198	184	578	544
Marketing	66	48	205	191
Other	822	798	2,384	2,339

Total noninterest expense	3,502	3,368	10,480	9,909

Income before income tax expenses	2,347	2,450	7,149	7,072
Income tax expenses	738	818	2,285	2,425

Net income	$1,609	$1,632	$4,864	$4,647

Earnings per common share:
Basic	$0.58	$0.59	$1.75	$1.68
Diluted	$0.57	$0.58	$1.72	$1.66

Dividends declared per common share	$0.33	$0.31	$0.99	$0.93
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$45,392	$41,997	$44,097	$41,554

Comprehensive income:
Net income	1,609	1,632	4,864	4,647
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	(90)	707	(426)	(377)

Comprehensive income	1,519	2,339	4,438	4,270

Issuance of common stock, under stockbased compensation plan, net of tax effects	93	107	305	332

Cash dividends	(921)	(858)	(2,757)	(2,571)
Purchase of treasury stock	(82)	—	(82)	—

Balance at end of period	$46,001	$43,585	$46,001	$43,585

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,864	$4,647

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(3,813)	(1,973)
Sale of loans originated for sale	3,898	2,077
Depreciation and amortization, net of accretion	1,205	1,140
Amortization of mortgage servicing rights	68	44
Amortization of investment in real estate limited partnerships	45	37
Equity in (gain)/loss of investment in limited partnership, net of interest received	—	11
Change in equity of investment in limited liability corporation	16	20
Federal Home Loan Bank stock dividend	(61)	(98)
Net gains on sale of securities	(63)	(226)
Net gains on sale of loans	(82)	(196)
Net loss on sale of foreclosed real estate	(8)	—
Provision for loan losses	165	245
Net change in:
Interest receivable	(131)	(33)
Cash value of bank owned life insurance	(233)	(66)
Other assets	475	683
Accrued expenses and other liabilities	(852)	(558)

Total adjustments	629	1,107

Net cash from operating activities	5,493	5,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	10,799	14,205
Proceeds from sales of securities available-for-sale	4,029	6,246
Purchase of securities available-for-sale	(22,457)	(33,878)
Purchase of securities held-to-maturity	(2,939)	(6,802)
Proceeds from maturities and pay downs of securities held-to-maturity	12	7
Proceeds from sale of loans transferred to held for sale	—	12,166
Loan participations purchased	(17,797)	(3,229)
Net change in loans receivable	845	(15,003)
Purchase of premises and equipment, net	(1,433)	(730)
Proceeds from sale of foreclosed real estate	288	—
Purchase of bank owned life insurance	—	(8,000)

Net cash from investing activities	(28,653)	(35,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	27,781	20,506
Proceeds from FHLB advances	4,000	13,000
Repayment of FHLB advances	(9,000)	(4,000)
Change in other borrowed funds	2,136	507
Proceeds from issuance of common stock	305	332
Dividends paid	(2,697)	(2,539)
Treasury stock purchased	(82)	—

Net cash from financing activities	22,443	27,806

Net change in cash and cash equivalents	(717)	(1,458)
Cash and cash equivalents at beginning of period	16,398	16,070

Cash and cash equivalents at end of period	$15,681	$14,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,698	$3,353
Income taxes	$2,025	$975
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$—	$101
Transfers from loans to loans held for sale	$—	$12,202
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation and NWIN, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2005 and December 31, 2004, and the consolidated statements of income and changes in stockholders’ equity for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The income reported for the nine month period ended September 30, 2005 is not necessarily indicative of the results to be expected for the full year.
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
Note 4 — Reclassifications
     Certain amounts reported in the December 31, 2004 consolidated financial statements and the September 30, 2004 Form 10-Q have been reclassified to conform to the September 30, 2005 presentation.
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

	(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$1,609	$1,632	$4,864	$4,647
Proforma net income	$1,597	$1,619	4,830	4,609
Weighted average common shares outstanding:
Basic	2,783,910	2,767,162	2,781,126	2,763,023
Diluted	2,822,431	2,814,040	2,821,959	2,805,771
Reported earnings per common share:
Basic	0.58	0.59	1.75	1.68
Diluted	0.57	0.58	1.72	1.66
Proforma earnings per common share:
Basic	0.57	0.59	1.74	1.67
Diluted	0.57	0.58	1.71	1.64

     No stock options were issued during the nine months ended September 30, 2005. During 2004, 11,450 stock options were issued during the first quarter. The weighted average fair value of the grant for 2004 was $3.48. The fair value of options granted during 2004 were estimated using an option pricing model with the following weighted average information as of the grant date:

2004
Risk free rate of interest	3.28%
Expected option life	6-7 years
Expected dividend yield	4.13%
Expected volatility	16.5%
Note 6 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2005 and September 30, 2004 is presented below:

	(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic earnings per common share:
Net income as reported	$1,609	$1,632	$4,864	$4,647

Weighted average common shares outstanding:	2,783,910	2,767,162	2,781,126	2,763,023

Basic earnings per common share:	$0.58	$0.59	$1.75	$1.68

Diluted earnings per common share:
Net income as reported	$1,609	$1,632	$4,864	$4,647

Weighted average common shares outstanding:	2,783,910	2,767,162	2,781,126	2,763,023

Add: dilutive effect of assumed stock option exercises:	38,521	46,878	40,833	42,748

Weighted average common and dilutive potential common shares outstanding:	2,822,431	2,814,040	2,821,959	2,805,771

Diluted earnings per common share:	$0.57	$0.58	$1.72	$1.66

Note 7 — New Accounting Pronouncements
FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $37,000 in 2006 and $22,000 in 2007.

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
     At September 30, 2005, the Bancorp had total assets of $583.4 million, total loans of $450.8 million and total deposits of $479.4 million. Stockholders’ equity totaled $46.0 million or 7.9% of total assets, with book value per share at $16.50. Net income for the quarter ended September 30, 2005, was $1.6 million, or $0.58 earnings per common share for basic and $0.57 for diluted calculations. The annualized return on average assets (ROA) was 1.11%, while the annualized return on average stockholders’ equity (ROE) was 14.04%, for the three months ended September 30, 2005. Net income for the nine months ended September 30, 2005, was $4.9 million, or $1.75 earnings per common share for basic and $1.72 for diluted calculations. The annualized return on average assets (ROA) was 1.12%, while the annualized return on average stockholders’ equity (ROE) was 14.34%, for the nine months ended September 30, 2005.
Financial Condition
     During the nine months ended September 30, 2005, total assets increased by $26.0 million (4.7%), with interest-earning assets increasing by $27.4 million (5.3%). At September 30, 2005, interest-earning assets totaled $544.1 million and represented 93.3% of total assets.
     Loans receivable totaled $450.8 million at September 30, 2005, compared to $433.8 million at December 31, 2004. At September 30, 2005, loans receivable represented 82.8% of interest-earning assets, 77.3% of total assets and 94.0% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $42.9 million (9.5%) in construction and development loans, $229.5 million (50.9%) in residential mortgage loans, $9.2 million (2.0%) in multifamily loans, $96.6 million (21.4%) in commercial real estate loans, $4.3 million (0.9%) in consumer loans, $47.2 million (10.5%) in commercial business and $21.1 million (4.8%) in government and other loans. Adjustable rate loans comprised 54.1% of total loans at September 30, 2005. During the nine months ended September 30, 2005, loans increased by $17.0 million (3.9%), including $9.2 million in government loans, $4.3 million in construction and land development loans, $2.2 million in residential mortgage loans and $2.2 million in commercial real estate loans. During the nine months ended September 30, 2005, multifamily loans decreased by $535 thousand, consumer loans decreased by $416 thousand and commercial business loans decreased by $56 thousand. During the nine months ended September 30, 2005, loan growth was affected by strong loan growth in the government sector, which is included in commercial loans, while commercial business and commercial real estate loans were affected by lower than expected origination volume and an increase in loan payoffs.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. In addition, when appropriate the Bancorp utilizes forward commitments selling loans with servicing released. During the nine months ended September 30, 2005, the Bancorp sold $3.9 million in fixed rate mortgages originated for sale compared to $2.1 million during the nine months ended September 30, 2004. In addition, during the third quarter of 2004 the Bancorp sold $12.2 million in twenty and thirty year fixed rate loans as a part of a balance sheet restructuring strategy to reduce interest rate risk. The restructuring reduced price volatility in the mortgage portfolio, provided for the purchase of bank owned life insurance and funding shorter duration loans. Net gains realized from sales for the nine months ended September 30, 2005 totaled $82 thousand compared to $196 thousand for the nine months ended September 30, 2004. At September 30, 2005, the Bancorp had no loans that were classified as loans held for sale.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. Investments are generally for terms ranging from one day to seven years. The investment portfolio totaled $93.3 million at September 30, 2005, compared to $82.9 million at December 31, 2004, an increase of $10.4 million (12.6%). At September 30, 2005, the investment portfolio represented 17.2% of interest-earning assets and 16.0% of total assets. The securities portfolio was comprised of 49.9% in U.S. government agency debt securities, 31.5% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 18.6% in municipal securities. At September 30, 2005, securities available-for-sale (“AFS”) totaled

$76.1 million or 84.7% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at September 30, 2005, the Bancorp had $530 thousand in interest bearing balances in financial institutions and $3.0 million in Federal Home Loan Bank (FHLB) stock. During the nine months ended September 30, 2005, the securities portfolio increased by $9.9 million, while interest bearing balances in financial institutions increased by $530 thousand. Securities growth was a result of planned portfolio growth.
     The allowance for loan losses (ALL) is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.
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
     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $1.4 million at September 30, 2005 compared to $1.0 million at December 31, 2004, an increase of $330 thousand or 32%. The ratio of non-performing loans to total loans was 0.31% at September 30, 2005 compared to 0.24% at December 31, 2004. The ratio of non-performing loans to total assets was 0.24% at September 30, 2005, compared to 0.19% at December 31, 2004. The September 30, 2005 balance includes $1.2 million in loans accounted for on a non-accrual basis and $220 thousand in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $3.4 million at September 30, 2005, an increase of $164 thousand from the $3.2 million reported at December 31, 2004. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $8.3 million at September 30, 2005, compared to $7.7 million at December 31, 2004.
     At September 30, 2005, four loans totaling $1.7 million have been classified as impaired, compared to one loan totaling $266 thousand at December 31, 2004. The increase in impaired loans is primarily due to one commercial borrower, with three loans totaling $1.4 million that are secured by commercial real estate and business assets, and are personally guaranteed by the owner of the business. During the third quarter of 2005 the loans were placed back into accrual status. Management has negotiated repayment and has been consistently receiving principal and interest payments. Management will continue to monitor the borrowers’ compliance with the repayment schedule. In addition, one commercial real estate loan totaling $266 thousand continues to be classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the quarter ended, September 30, 2005.
     At September 30, 2005, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at September 30, 2005, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     During the nine months ended September 30, 2005, additions to the ALL account totaled $165 thousand compared to $245 thousand for the nine months ended September 30, 2004. Recoveries, net of charge-offs, totaled $32 thousand for the current nine month period compared to charge-offs, net of recoveries of $265 thousand for the nine months ended September 30, 2004. Changes in the provision are consistent with the current level of non-performing and impaired loans, and take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given additional consideration to increased risks associated within the local economy and changes in loan mix.
     The ALL to total loans was 0.91% at September 30, 2005 compared to 0.90% at December 31, 2004, while the ALL to non-performing loans (coverage ratio) was 296.5% at the end of the current nine months, compared to 371.0% at December 31, 2004. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been established. The September 30, 2005 balance in the ALL account of $4.1 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     At September 30, 2005, the Bancorp had no properties in foreclosed real estate, compared to five properties totaling $280 thousand at December 31, 2004.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At September 30, 2005, deposits totaled $479.4 million. During the nine months ended September 30, 2005, deposits increased by $27.8 million (6.2%). Money market deposit accounts (MMDA’s) increased $33.2 million (45.1%) and certificates of deposit increased by $9.2 million (4.7%). The growth in MMDA’s and certificates of deposit was a result of competitive product offerings and an effective marketing program. During the current period, checking accounts decreased by $10.5 million (9.3%). The checking account decrease was a result of reduced balances in several commercial business accounts and a reduction in escrows for real estate taxes. At September 30, 2005, the deposit base was comprised of 21.4% checking accounts, 22.3% MMDA’s, 13.9% savings accounts and 42.4% certificates of deposit.
     Borrowings are primarily used to fund asset growth not supported by deposit generation. At September 30, 2005, borrowed funds totaled $54.3 million compared to $57.2 million at December 31, 2004, a decrease of $2.9 million (5.0%). Retail repurchase agreements totaled $13.0 million at September 30, 2005, compared to $11.5 million at December 31, 2004, an increase of $1.5 million (13.4%). FHLB advances totaled $39.5 million at September 30, 2005 and December 31, 2004. In addition, other short-term borrowings totaled $1.8 million at September 30, 2005, compared to $6.2 million at December 31, 2004, a decrease of $4.4 million. The decrease in other short-term borrowings was a result of line of credit repayments. During the current quarter, the Bancorp utilized retail deposit growth to repay short-term borrowings.
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
     During the nine months ended September 30, 2005, cash and cash equivalents decreased by $717 thousand compared to a $1.5 million decrease nine months ended September 30, 2004. The primary sources of cash were proceeds from maturities and sales of securities, loan sales, deposit growth and cash provided by operating activities. The primary uses of cash were the purchase of loan participations, purchase of securities, repayment of FHLB advances and the payment of common stock dividends. Cash provided by operating activities totaled $5.5 million for the nine months ended September 30, 2005, compared to $5.8 million for the period ended September 30, 2004. Cash outflows from investing activities totaled $28.7 million for the current period, compared to $35.0 million for the nine months ended September 30, 2004. The change for the current period was primarily due to a reduction in security and loan investing activities. Net cash inflows from financing activities totaled $22.4 million during the current period compared to net cash inflows of $27.8 million for the nine months ended September 30, 2004. The decrease in net cash inflows from financing activities was primarily due to the change in cash flows from FHLB advances. The Bancorp paid dividends on common stock of $2.7 million during the current nine months compared to $2.5 million for the nine months ended September 30, 2004.
     At September 30, 2005, outstanding commitments to fund loans totaled $79.3 million. Approximately 84% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.
     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2005, stockholders’ equity increased by $1.9 million (4.3%). The increase resulted primarily from earnings of $4.9 million during the period. The Bancorp declared $2.8 million in cash dividends for the nine month period ended September 30, 2005. The net unrealized loss on available-for-sale securities, net of tax was $426 thousand for the current period. During the current nine month period, the Bancorp paid $82 thousand for the purchase of treasury stock. This repurchase was part of a Board approved stock repurchase authorization from April 2000.
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
     The following table shows that, at September 30, 2005, and December 31, 2004, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At September 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$50.7	12.2%	$33.3	8.0%	$41.7	10.0%
Tier 1 capital to risk-weighted assets	$46.6	11.2%	$16.7	4.0%	$25.0	6.0%
Tier 1 capital to adjusted average assets	$46.6	8.0%	$17.4	3.0%	$29.0	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$48.0	12.2%	$31.5	8.0%	$39.4	10.0%
Tier 1 capital to risk-weighted assets	$44.2	11.2%	$15.7	4.0%	$23.6	6.0%
Tier 1 capital to adjusted average assets	$44.2	8.0%	$16.6	3.0%	$27.6	5.0%
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
Results of Operations — Comparison of the Quarter Ended September 30, 2005 to the Quarter Ended September 30, 2004
     Net income for the three months ended September 30, 2005 was $1.61 million compared to $1.63 million for the quarter ended September 30, 2004, a decrease of $23 thousand (1.4%). The change in earnings for the quarter ended September 30, 2005, as compared to the same quarter of 2004, was affected by a gain on the sale of loans in the third quarter of 2004. During the third quarter of 2004, the Bancorp implemented a balance sheet restructuring strategy to reduce interest rate risk, which resulted in the sale of $12.2 million of loans at a gain of $132,000. The earnings represent a ROA of 1.11% for the quarter ended September 30, 2005 compared to 1.19% for the quarter ended September 30, 2004. The ROE was 14.04% for the quarter ended September 30, 2005 compared to 15.18% for the quarter ended September 30, 2004.
     Net interest income for the three months ended September 30, 2005 was $5.01 million, up $46 thousand (1%), compared to $4.96 million for the quarter ended September 30, 2004. The increase in net interest income was due to an increase in average loan and core deposit balances. The weighted-average yield on interest-earning assets was 5.60% for the three months ended September 30, 2005 compared to 5.26% for the three months ended September 30, 2004. The weighted-average cost of funds for the quarter ended September 30, 2005, was 1.93% compared to 1.37% for the quarter ended September 30, 2004. The impact of the 5.60% return on interest-earning assets and the 1.93% cost of funds resulted in an interest rate spread of 3.67% for the current quarter compared to 3.88% for the quarter ended September 30, 2004. During the current quarter, total interest income increased by $875 thousand (13.1%) while total interest expense increased by $829 thousand (48.1%). The net interest margin was 3.71% for the three months ended September 30, 2005 compared to 3.90% for the quarter ended September 30, 2004.
     During the three months ended September 30, 2005, interest income from loans increased by $749 thousand (12.7%) compared to the three months ended September 30, 2004. The increase was due to higher average daily loan balances and an increase in the weighted-average yield. Average daily loan balances was affected by strong loan growth in the government sector, while commercial business and commercial real estate loans were affected by lower than expected origination volume and an increase in loan payoffs. The weighted-average yield on loans outstanding was 6.00% for the current quarter compared to 5.68% for the three months ended September 30, 2004. Loan balances averaged $443.7 million for the current quarter, up $27.9 million (6.7%) from $415.8 million for the three months ended September 30, 2004. During the three months ended September 30, 2005, interest income on investments and other deposits increased by $126 thousand (16.3%) compared to the quarter ended September 30, 2004. The increase was due to higher security portfolio average balances, an increase in portfolio yields and a significant increase in interest bearing balances in financial institutions. The weighted-average yield on securities and other deposits was 3.76% for the current quarter compared to 3.34% for the three months ended September 30, 2004. Securities and other deposits averaged $95.6 million for the current quarter, up $3.0 million (3.2%) from $92.6 million for the three months ended September 30, 2004.
     Interest expense for deposits increased by $752 thousand (56.5%) during the current quarter compared to the three months ended September 30, 2004. The change was due to an increase in the weighted-average rate paid on deposits and increased average balances. The weighted-average rate paid on deposits for the three months ended September 30, 2005 was 1.76% compared to 1.18% for the quarter ended September 30, 2004. Total deposit balances averaged $474.0 million for the current quarter, up $24.0 million (5.3%) from $450.0 million for the quarter ended September 30, 2004. Interest expense on borrowed funds increased by $77 thousand (19.6%) during the current quarter due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 3.36% for the current quarter compared to 3.05% for the three months ended September 30, 2004. Borrowed funds averaged $55.7 million during the quarter ended September 30, 2005, an increase of $4.3 million (8.4%) from $51.4 million for the quarter ended September 30, 2004.
     Noninterest income for the quarter ended September 30, 2005 was $883 thousand, a decrease of $85 thousand (8.8%) from $968 thousand for the quarter ended September 30, 2004. During the current quarter fees and service charges totaled $621 thousand, a decrease of $7 thousand (1.1%) from $628 thousand for the quarter ended September 30, 2004. The change was primarily due to fees associated with loan prepayment penalties collected in 2004. Fees from Trust operations totaled $129 thousand for the quarter ended September 30, 2005, an increase of $13 thousand (11.2%) from $116 thousand for the quarter ended September 30, 2004. Income from increases in the cash value of bank owned life insurance totaled $73 thousand during the current quarter.

Gains from loan sales totaled $21 thousand for the current quarter, compared to $154 thousand for the quarter ended September 30, 2004. The decrease is a result of the third quarter 2004 balance sheet restructure, which included the sale of $12.2 million sale of twenty and thirty year fixed rate loans. No foreclosed real estate gains or losses were realized during the quarters ended September 30, 2005 and 2004. Current quarter noninterest income has also been impacted by gains from security sales of $34 thousand.
     Noninterest expense for the quarter ended September 30, 2005 was $3.5 million, up $134 thousand (4.0%) from $3.4 million for the three months ended September 30, 2004. During the current quarter, compensation and benefits totaled $1.80 million, an increase of $26 thousand (1.5%) from $1.78 million for the quarter ended September 30, 2004. The increase was primarily due to increased compensation, due to annual salary increases and additional staffing for current banking operations. Occupancy and equipment totaled $612 thousand for the current quarter, an increase of $52 thousand (9.3%) compared to $560 thousand for the quarter ended September 30, 2004. The increase was a result of additional real estate tax and depreciation expense related to banking operations. Data processing expense totaled $198 thousand for the nine months ended September 30, 2005, an increase of $14 thousand (7.6%) from $184 thousand for the nine months ended September 30, 2004. The change was a result of increased transaction volume with the Bancorp’s core data processing system. Marketing expense related to banking products totaled $66 thousand for the current quarter, an increase of $18 thousand (37.5%) from $48 for the third quarter of 2004. Other expense totaled $822 thousand for the quarter ended September 30, 2005, an increase of $24 thousand (3.0%) from $798 thousand for the quarter ended September 30, 2004. The increase was due to expense associated with the imaging of customer checks and account statements. The Bancorp’s efficiency ratio was 59.5% for the quarter ended September 30, 2005 compared to 56.8% for the three months ended September 30, 2004. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the three months ended September 30, 2005 totaled $738 thousand compared to $818 thousand for the three months ended September 30, 2004, a decrease of $80 thousand (9.8%). The combined effective federal and state tax rates for the Bancorp was 31.4% for the three months ended September 30, 2005 compared to 33.4% for the three months ended September 30, 2004. The decrease was due to an increased investment in tax-exempt investments, loans and bank owned life insurance.
Results of Operations — Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004
     Net income for the nine months ended September 30, 2005 was $4.9 million compared to $4.6 million for the nine months ended September 30, 2004, an increase of $217 thousand (4.7%), principally due to consistent core earnings, asset quality, increased noninterest income from banking activities and stable operating expenses. The earnings represent a ROA of 1.12% for the nine months ended September 30, 2005 compared to 1.17% for the nine months ended September 30, 2004. The ROE was 14.34% for the nine months ended September 30, 2005 compared to 14.55% for the nine months ended September 30, 2004.
     Net interest income for the nine months ended September 30, 2005 was $15.2 million, up $468 thousand (3.2%), compared to $14.7 million for the nine months ended September 30, 2004. The increase in net interest income was due to an increase in average loan and core deposit balances. The weighted-average yield on interest-earning assets was 5.43% for the nine months ended September 30, 2005, compared to 5.31% for the nine months ended December 31, 2004. The weighted-average cost of funds for the nine months ended September 30, 2005, was 1.70% compared to 1.39% for the nine months ended September 30, 2004. The impact of the 5.43% return on interest-earning assets and the 1.70% cost of funds resulted in an interest rate spread of 3.73% for the current nine months compared to 3.92% for the nine months ended September 30, 2004. During the current nine months, total interest income increased by $2.2 million (10.9%) while total interest expense increased by $1.7 million (33.4%). The net interest margin was 3.76% for the nine months ended September 30, 2005 compared to 3.95% for the nine months ended September 30, 2004.
     During the nine months ended September 30, 2005, interest income from loans increased by $1.5 million (8.8%) compared to the nine months ended September 30, 2004. The increase was due to higher average daily loan balances and an increase in the weighted average yield. Average daily loan balances was affected by strong loan growth in the government sector, while commercial business and commercial real estate loans were affected by lower than expected origination volume and an increase in loan payoffs. The weighted-average yield on loans outstanding was 5.86% for the current nine months compared to 5.72% for the nine months ended September 30, 2004. Loan balances averaged $437.9 million for the current nine months, up $25.3 million (6.1%) from $412.6 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, interest income on investments and other deposits increased by $615 thousand (28.9%) compared to the nine months ended September 30, 2004. The increase was due to higher security portfolio average balances, an increase in portfolio yields and a significant increase in interest bearing balances in financial institutions. The increase in interest bearing balances in financial institutions was a result of increased short-term deposits received from a local government municipality. The weighted-average yield on securities and other deposits was 3.60% for the current nine months compared to 3.35% for the nine months ended September 30, 2004. Securities and other deposits averaged $101.7 million for the current nine months, up $16.9 million (19.9%) from $84.8 million for the nine months ended September 30, 2004.
     Interest expense for deposits increased by $1.5 million (38.0%) during the current nine months compared to the nine months ended September 30, 2004. The change was due to an increase in the weighted-average rate paid on deposits and increased average balances. The weighted-average rate paid on deposits for the nine months ended September 30, 2005 was 1.53% compared to 1.21% for the nine months ended September 30, 2004. Total deposit balances averaged $478.2 million for the current nine months, up $40.9 million (9.4%) from $437.3 million for the nine months ended September 30, 2004. Interest expense on borrowed funds increased by $189 thousand (17.0%) during the current nine months due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 3.25% for the current nine months compared to 2.98% for the nine months ended September 30, 2004. Borrowed funds averaged $53.2 million during the nine months ended September 30, 2005, an increase of $3.5 million (7.0%) from $49.7 million for the nine months ended September 30, 2004.
     Noninterest income for the nine months ended September 30, 2005 was $2.6 million, an increase of $100 thousand (4.0%) from $2.5 million for the nine months ended September 30, 2004. During the current nine months fees and service charges totaled $1.7 million, an increase of $143 thousand (9.0%) from $1.6 million for the nine months ended September 30, 2004. The change was primarily due to fees associated with deposit account growth. Fees from Trust operations totaled $432 thousand for the nine months ended September 30, 2005, an increase of $47 thousand (12.2%) from $385 thousand for the nine months ended September 30, 2004. Income from increases in the cash value of bank owned life insurance totaled $168 thousand during the current nine months. Gains from loan sales totaled $82 thousand for the current nine months, compared to $196 thousand for the nine months ended September 30, 2004. The decrease is a result of the third quarter 2004 balance sheet restructure, which included the sale of $12.2 million sale of twenty and thirty year fixed rate loans. Gains from the sale of foreclosed real estate totaled $8 thousand for the nine months ended September 30, 2005, compared to $0 during the nine months ended September 30, 2004. Current nine months noninterest income has also been impacted by a decrease in gains from security sales of $163 thousand, compared to the nine months ended September 30, 2004.
     Noninterest expense for the nine months ended September 30, 2005 was $10.5 million, up $571 thousand (5.8%) from $9.9 million for the nine months ended September 30, 2004. During the current nine months compensation and benefits totaled $5.6 million, an increase of $476 thousand (9.4%) from $5.1 million for the nine months ended September 30, 2004. The increase was primarily due to increased compensation, due to annual salary increases, and additional staffing for current banking operations. Occupancy and equipment totaled $1.7 million for both the nine months ended September 30, 2005 and 2004. Data processing expense totaled $578 thousand for the nine months ended September 30, 2005, an increase of $34 thousand (6.3%) from $544 thousand for the nine months ended September 30, 2004. The change was a result of increased transaction volume with the Bancorp’s core data processing system. Marketing expense related to banking products totaled $205 thousand for the current quarter, an increase of $14 thousand (7.3%) from $191 for the third quarter of 2004. Other expense totaled $2.4 million for the nine months ended September 30, 2005, an increase of $45 thousand (1.9%) from $2.3 million for the nine months ended September 30, 2004. The increase was due to expense associated with the imaging of customer checks and account statements. The Bancorp’s efficiency ratio was 58.9% for the nine months ended September 30, 2005 compared to 57.5% for the nine months ended September 30, 2004.
     Income tax expenses for the nine months ended September 30, 2005 totaled $2.3 million compared to $2.4 million for the nine months ended September 30, 2004, a decrease of $140 thousand (5.8%). The combined effective federal and state tax rates for the Bancorp was 32.0% for the nine months ended September 30, 2005 compared to 34.3% for the nine months ended September 30, 2004. The decrease was due to an increased investment in tax-exempt investments, loans and bank owned life insurance.
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
     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of September 30, 2005 and December 31, 2004. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

September 30, 2005:

	Net Interest Income			Net Economic Value of Equity
Change in			Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$19,377	- 2.8	- 20.0	$53,458	- 14.8	- 35
1%	$19,681	- 1.2	- 7.5	$58,119	- 7.4	- 15
0%	$19,927	0.0		$62,758	0.0
-1%	$19,797	- 0.7	- 7.5	$64,815	3.3	- 15
-2%	$19,106	- 4.1	- 20.0	$64,094	2.1	- 35
December 31, 2004:

	Net Interest Income			Net Economic Value of Equity
Change in			Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$21,356	- 3.9	- 20	$55,060	- 13.3	- 30
1%	$21,778	- 2.1	- 10	$58,980	- 7.2	- 15
0%	$22,233	0.0		$63,526	0.0
-1%	$22,484	1.1	- 10	$65,412	3.0	- 15
-2%	$21,989	1.1	- 20	$65,662	3.4	- 30
     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At September 30, 2005, an increase in interest rates of 2% would have resulted in a 2.8% decrease in net interest income and a 14.8% decrease in the net economic value of equity compared to decreases of 3.9% and 13.3% at December 31, 2004. During the nine months ended September 30, 2005, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, maintaining the short duration of the securities portfolio, and implementing deposit pricing strategies.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
     The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a — 15(e) and 15d — 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2005, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting.
     There was no significant change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
The Bancorp is not party to any material legal proceedings. From time to time, the Bank is a party to ordinary routine litigation incidental to its business, including foreclosures.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase information for the quarter ended September 30, 2005 is presented below.

	July	August	September
	2005	2005	2005
Shares purchased	0	2,459	0
Average price paid per share	NA	$33.50	NA
Total shares purchased pursuant to the repurchase program (1)	18,164	20,623	20,623
Number of shares that may yet be purchased pursuant to the repurchase program	31,836	29,377	29,377

(1)	The program to repurchase 50,000 shares was adopted by the Bancorp’s Board of Directors on April 18, 2000 and has no expiration date.
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

NORTHWEST INDIANA BANCORP
Date: November 7, 2005	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: November 7, 2005	/s/ Robert T. Lowry
Robert T. Lowry
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications