Form 10-K
period 2005-12-31
NORTHWEST INDIANA BANCORP
filed 2006-03-24
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-26128
NorthWest Indiana Bancorp
(Exact name of registrant as specified in its charter)

Indiana	35-1927981
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9204 Columbia Avenue	46321
Munster, Indiana	(Zip Code)
(Address of principal executive offices)
(219) 836-4400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Include by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer: ☐      Accelerated filer: ☐      Non-Accelerated filer: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2005, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $71,815,022.
There were 2,788,141 shares of the registrant’s Common Stock, without par value, outstanding at February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:
1.	2005 Annual Report to Shareholders. (Part II)

2.	Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. (Part III)

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
Forward-Looking Statements
     Statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to a number of factors, including those identified in Item 1A of this Form 10-K.
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
     Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2005, under the 15% of capital and surplus limitation was approximately $7,534,000. At December 31, 2005, the Bank had no loans that exceeded the regulatory limitations.
     At December 31, 2005, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.
     Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2005	2004	2003	2002	2001
Type of loan:
Conventional real estate loans:
Construction and development loans	$47,957	$38,619	$23,674	$13,449	$12,652
Loans on existing properties(1)	347,542	331,378	339,461	320,426	281,917
Consumer loans	3,983	4,685	5,099	6,293	9,889
Commercial business	50,069	47,270	35,767	39,009	37,653
Government and other(2)	19,492	11,838	5,807	1,251	531

Loans receivable(3)	$469,043	$433,790	$409,808	$380,428	$342,642

Type of collateral:
Real estate:
1-to-4 family	$228,475	$226,695	$233,454	$222,620	$191,239

	2005	2004	2003	2002	2001
Other dwelling units, land and commercial real estate	167,023	143,302	129,680	111,255	103,330
Consumer loans	3,966	4,559	4,909	6,102	9,597
Commercial business	49,044	44,923	34,554	37,477	36,689
Government and other(2)	19,492	11,838	5,807	1,251	531

Loans receivable(4)	$468,000	$431,317	$408,404	$378,705	$341,386

Average loans outstanding during the period(3)	$443,523	$415,098	$394,955	$365,632	$325,911

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.

(2)	Includes overdrafts to deposit accounts.

(3)	Net of unearned income and deferred loan fees.

(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.
     Loan Originations, Purchases and Sales. Set forth below is a table showing loan origination, purchase and sale activity for each of the last three years. The amounts are stated in thousands (000’s).

	2005	2004	2003
Loans originated:
Conventional real estate loans:
Construction and development loans	$14,471	$22,845	$13,450
Loans on existing property	55,685	48,678	71,248
Loans refinanced	7,461	12,920	19,850

Total conventional real estate loans originated	77,617	84,443	104,548
Commercial business loans	148,433	114,685	108,853
Consumer loans	3,516	4,124	3,576

Total loans originated	$229,566	$203,251	$216,977

Loan participations purchased	$23,121	$17,756	$7,566

Whole loans and participations sold	$5,538	$16,100	$2,827

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousand’s (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$59,104	$44,492	$291,903	$395,499
Consumer loans	1,173	2,675	135	3,983
Commercial business, other loans	39,025	22,322	8,214	69,561

Total loans receivable	$99,302	$69,489	$300,252	$469,043

     The table below sets forth the dollar amount of all loans due after one year from December 31, 2005 which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total_
Real estate loans	$161,232	$175,163	$336,395
Consumer loans	2,810	—	2,810
Commercial business, other loans	24,573	5,963	30,536

Total	$188,615	$181,126	$369,741

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

The Current Lending Programs
     Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 100% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 100% of value. During 2005 over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.
     Fixed-rate loans currently originated generally conform to Freddie Mac guidelines for loans purchased under the one-to-four family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans with contractual maturities generally exceeding fifteen years may be sold and/or classified as held for sale to control exposure to interest rate risk.
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
     The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a three, five or seven year period. ARM originations totaled $28.9 million for 2005, $34.2 million for 2004, and $30.5 million for 2003. During 2005,ARMs represented 49% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.
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
     Loans are also made for the construction of commercial properties. All such loans are made in accordance with well-defined underwriting standards. Generally if the loans are not owner occupied, these types of loans require proof of intent to lease and a confirmed end-loan takeout. In most cases, these loans are personally guaranteed by the borrower. In general, loans made do not exceed 80% of the appraised value of the property. Commercial construction loans are typically made for periods not to exceed two years or date of occupancy, whichever is less.

     Commercial Real Estate Loans. Commercial real estate loans are typically made to a maximum of 80% of the appraised value. Such loans are generally made on an adjustable rate basis. These loans are typically made for terms of 15 to 20 years. Loans with an amortizing term exceeding 15 years normally have a balloon feature calling for a full repayment within seven to ten years from the date of the loan. The balloon feature affords the Bancorp the opportunity to restructure the loan if economic conditions so warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, owner occupied commercial/industrial properties, and other retail and commercial developments.
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
     Home Equity Line of Credit. The Bancorp offers a fixed and variable rate revolving line of credit secured by the equity in the borrower’s home. Both products offer an interest only option where the borrower pays interest only on the outstanding balance each month. Equity lines will typically require a second mortgage appraisal and a second mortgage lenders title insurance policy. Loans are generally made up to a maximum of 80% of the appraised value of the property less any outstanding liens.
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
     Government Loans. The Bancorp is permitted to purchase non-rated municipal securities, tax anticipation notes and warrants within the local market area.
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
     The Bancorp’s mortgage loan collection procedures provide that, when a mortgage loan is 15 days or more delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his, her or its financial affairs. If the loan continues in a delinquent status for 60 days, the Bancorp will generally initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bancorp. Foreclosed real estate is recorded at fair value at the date of foreclosure. At foreclosure, any write-down of the property is charged to the allowance for loan losses. Costs relating to improvement of property are capitalized, whereas holding costs are expensed. Valuations are periodically performed by management, and a valuation allowance is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less selling costs. Subsequent gains or losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Collection procedures for consumer loans provide that when a consumer loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp may grant a payment deferral. If a loan continues delinquent after 90 days and all collection efforts have been exhausted, the Bancorp will initiate legal proceedings. Collection procedures for commercial business loans provide that when a commercial loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower pursuant to the commercial loan collection policy. In certain instances, the Bancorp may grant a payment deferral or restructure the loan. Once it has been determined that collection efforts are unsuccessful, the Bancorp will initiate legal proceedings.
     The table that follows sets forth information with respect to the Bancorp’s non-performing assets at December 31, for the periods indicated. During the periods shown, the Bancorp had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. The amounts are stated in thousands (000’s).

	2005	2004	2003	2002	2001
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$784	$574	$601	$430	$944
Commercial	62	136	137	1,197	—
Commercial business	266	266	611	363	1,460
Consumer	1	7	—	13	86

Total	$1,113	$983	$1,349	$2,003	$2,490

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$53	$61	$370	$277	$412
Commercial	815	5	—	105	—
Commercial business	130	—	—	—	—
Consumer	—	—	—	—	3

Total	$998	$66	$370	$382	$415

Total of non-accrual and 90 days past due	$2,111	$1,049	$1,719	$2,385	$2,905

Ratio of non-performing loans to total assets	0.34%	0.19%	0.34%	0.49%	0.66%
Ratio of non-performing loans to total loans	0.45%	0.24%	0.42%	0.63%	0.85%

Foreclosed real estate	$260	$280	$—	$127	$111

Ratio of foreclosed real estate to total assets	0.04%	0.05%	0.00%	0.03%	0.03%
     During 2005, gross interest income of $118,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $29,000.
     Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. At December 31, 2005 and 2004, $3.2 million of the Bancorp’s loans were classified as substandard.

The current year total represents 25 loans. The total represents 25 loans. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, the Bancorp maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans were $8.9 million and $7.7 million at December 31, 2005 and 2004, respectively.
     At December 31, 2005, four loans totaling $1.7 million have been classified as impaired compared to one loan totaling $266,000 at December 31, 2004. The increase in impaired loans is primarily due to one commercial borrower, with three loans totaling $1.4 million that are secured by commercial real estate and business assets, and are personally guaranteed by the owner of the business. In addition, one commercial business loan totaling $266,000 continues to be classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the quarter ended, December 31, 2005.
     At December 31, 2005, management of the Bancorp is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonaccrual, past due or restructured loans. Also, at December 31, 2005, there are no other interest bearing assets that would be required to be disclosed as nonaccrual, past due, restructured or potential problem if such assets were loans.
     Because some loans may not be repaid in accordance with contractual agreements, an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb probable incurred losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. For the year ended December 31, 2005, additions to the ALL account totaled $245,000 compared to $385,000 for the year ended December 31, 2004. Recoveries, net of charge-offs, totaled $44,000 for the current year compared to charge-offs, net of recoveries of $280,000 for the year ended December 31, 2004. Changes in the provision take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. Although non-performing and substandard loans have increased, management believes that current year provisions have maintained an adequate ALL for the risk associated with its loan portfolio. In determining the provision for loan loss for the current period, management has given additional consideration to risks within the local economy and organization.
     The determination of the amounts of the ALL and provisions for loan losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectibility as of the reporting date. The appropriateness of the current year provision and the overall adequacy of the ALL are determined through a disciplined and consistently applied quarterly process that combines a review of the current position with a risk assessment worksheet. The risk assessment worksheet covers the residential, commercial real estate, commercial business, and consumer loan portfolios. Management uses a risk rating system to assist in determining the appropriate level for the ALL. Management assigns risk factors to non-performing loans; loans that management has internally classified as impaired; loans that management has internally classified as substandard, doubtful, loss, or watch; and performing loans.
     The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans during the periods presented. The amounts are stated in thousands (000’s).

	2005	2004	2003	2002	2001
Balance at beginning of period	$3,892	$3,787	$3,635	$3,156	$3,322
Loans charged-off:
Real estate — residential	(37)	(14)	—	—	—
Commercial real estate	—	—	(136)	—	—
Commercial business	—	(297)	(120)	(300)	(612)
Consumer	—	(30)	(21)	(36)	(13)

Total charge-offs	(37)	(341)	(277)	(336)	(625)
Recoveries:
Residential real estate	18	41	—	—	—
Commercial real estate	—	—	3	—	—
Commercial business	60	14	—	91	228
Consumer	3	6	6	4	1

Total recoveries	81	61	9	95	229
Net (charge-offs)/recoveries	44	(280)	(268)	(241)	(396)

Provision for loan losses	245	385	420	720	230

Balance at end of period	$4,181	$3,892	$3,787	$3,635	$3,156

ALL to loans outstanding	0.89%	0.90%	0.92%	0.96%	0.92%
ALL to nonperforming loans	198.1%	371.0%	220.3%	152.4%	108.6%
Net charge-offs/recoveries to average loans out- standing during the period	0.01%	0.07%	0.07%	0.07%	0.12%
The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2005		2004		2003		2002		2001
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	644	55.1	550	57.2	500	58.9	450	58.0	300	54.7
Commercial and other dwelling	1,089	24.0	950	24.0	637	26.1	1,750	25.8	350	26.7
Consumer loans	99	6.1	150	5.2	150	4.8	120	5.6	124	7.4
Commercial business and other	2,349	14.8	2,242	13.6	2 ,500	10.2	1,315	10.6	2 ,382	11.1

Total	4,181	100.0	3,892	100.0	3,787	100.0	3,635	100.0	3,156	100.0

Investment Activities
     The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading. At December 31, 2005, AFS securities totaled $76.4 million or 84.8% of total securities.

AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2005, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by SFAS No. 133. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2005, the Bancorp’s investment portfolio totaled $90.0 million. In addition, the Bancorp had $0 in federal funds sold, and $3.0 million in FHLB stock.
     The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2005	2004	2003
U.S. government agencies:
Available-for-sale	45,843	42,947	44,955
Mortgage-backed securities (1):
Available-for-sale	14,702	13,045	10,485
Held-to-maturity	550	564	575
Collateralized Mortgage Obligations(1):
Available-for-sale	12,957	12,324	4,511
Municipal Securities:
Available-for-sale	2,880	845	855
Held-to-maturity	13,161	10,254	2,352

Totals	$90,093	$79,979	$63,733

(1)	Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.
     The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, mortgage-backed securities and collateralized mortgage obligations at December 31, 2005, are summarized as follows. The carrying values are stated in thousands (000’s).

	Within 1 Year		1-5 Years		5-10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government Securities:
AFS	$—	—%	$—	—%	$—	—%	$—	—%
U.S. government Agencies:
AFS	7,400	2.74	38,443	3.52	—	—	—	—
HTM	—	—	—	—	—	—	—	—
Municipal Securities:
AFS	522	4.34	307	3.20	627	5.43	1,424	5.88
HTM	—	—	—	—	1,062	5.50	12,099	5.88
Mortgage-backed Securities:
AFS	19	6.13	2,676	3.71	7,616	4.15	4,391	5.04
HTM	—	—	—	—	—	—	550	5.66
Collateralized Mortgage Obligations:
AFS	—	—	—	—	—	—	12,957	4.39

Totals	$7,941	2.85%	$41,426	3.53%	$9,305	4.39%	$31,421	5.14%

Sources of Funds
     General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as, a line-of-credit and advances from the FHLB for borrowings. At December 31, 2005, the Bancorp had $12.1 million in repurchase agreements. Other borrowings totaled $39.1 million, of which $37.5 million represents FHLB advances.
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
     The following table presents the average daily amount of deposits bearing interest and average rates paid on such deposits for the years indicated. The amounts are stated in thousands (000’s).

	2005		2004		2003
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Demand deposits	$49,506	—	$47,288	—	$39,659	—
NOW accounts	56,119	0.79	52,857	0.78	49,949	1.23
MMDA accounts	105,130	1.63	78,326	1.07	62,575	1.55
Savings accounts	68,403	0.49	71,354	0.51	68,018	1.36
Certificates of deposit	203,723	2.68	191,004	1.95	192,046	3.15

Total deposits	$482,881	1.65	$440,829	1.21	$412,247	2.08

     Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2005 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$30,315
Over 3 months through 6 months	20,865
Over 6 months through 12 months	24,000
Over 12 months	3,907

Total	$79,087

     Borrowings. Borrowed money is used on a short-term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through repurchase agreements, as well as, through a line of credit and advances from the FHLB. Repurchase agreements generally mature within one year and are generally secured by U.S. government securities or U.S. agency securities, under the Bancorp’s control. FHLB advances with maturities ranging from one year to eight years are used to fund securities and loans of comparable duration, as well as to reduce the impact that movements in short-term interest rates have on the Bancorp’s overall cost of funds. Fixed rate advances are payable at maturity, with a prepayment penalty. Putable advances are fixed for a period of one to three years and then may adjust annually to the three-month London Interbank Offered Rate (LIBOR) until maturity. Once the putable advance interest rate adjusts, the Bancorp has the option to prepay the advance on specified annual interest rate reset dates without prepayment penalty.
     The following table sets forth the balances in borrowed funds at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2005	2004	2003
Repurchase agreements	$12,075	$11,458	$11,451
Fixed rate advances from the FHLB	33,000	29,000	17,000
Putable advances from the FHLB	4,500	7,500	9,500
Variable advances from the FHLB	—	3,000	—
FHLB line-of-credit	—	5,242	1,536
Limited partnership obligation	124	186	248
Other borrowings	1,454	815	1,160

Total borrowings	$51,153	$57,201	$40,895

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

	At December 31,
	2005	2004	2003
Balance	$12,075	$11,458	$11,451
Securities underlying the agreements:
Ending carrying amount	21,122	20,108	17,240
Ending fair value	21,122	20,108	17,240
Weighted average rate paid (1)	3.40%	2.13%	1.86%

	For year ended December 31,
	2005	2004	2003
Highest month-end balance	$14,490	$15,233	$12,653
Approximate average outstanding balance	13,938	13,439	12,111
Approximate weighted average rate paid on securities sold under agreements to repurchase (2)	2.54%	1.80%	2.17%

(1)	The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2)	The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Trust Powers
     The activities of the Bancorp’s Investment and Trust Services department provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2005, the market value of the trust department’s assets totaled $149.8 million.
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
     The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread at December 31, 2005.

Weighted average yield:
Securities	3.91%
Loans receivable	5.92
Federal Home Loan Bank stock	4.50
Total interest-earning assets	5.59

Weighted average cost:
Deposit accounts	2.08
Borrowed funds	3.69
Total interest-bearing liabilities	2.24

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.35
Financial Ratios and the Analysis of Changes in Net Interest Income
     The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2005	2004	2003
Return on average assets	1.14%	1.17%	1.20%
Return on average equity	14.67	14.64	14.65
Average equity-to-average assets ratio	7.75	8.01	8.20
Dividend payout ratio	55.09	54.57	55.55

	At December 31,
	2005	2004	2003
Total stockholders’ equity to total assets	7.40%	7.91%	8.17%

     The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000’s).

	Year ended December 31, 2005			Year ended December 31, 2004			Year ended December 31, 2003
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$13,096	$418	3.19%	$5,571	$74	1.33%	$10,663	$110	1.03%
Federal funds sold	718	53	7.38	597	13	2.17	457	5	1.09
Securities	88,634	3,289	3.71	79,965	2,818	3.52	60,066	2,109	3.51

Total investments	102,448	3,760	3.67	86,133	2,905	3.37	71,186	2,224	3.12

Loans:*
Real estate mortgage loans	376,290	22,363	5.94	362,200	21,007	5.80	350,365	21,683	6.19
Commercial business loans	63,047	3,633	5.76	47,551	2,371	4.99	39,080	2,069	5.29
Consumer loans	4,186	267	6.38	5,347	331	6.19	5,510	381	6.91

Total loans	443,523	26,264	5.92	415,098	23,709	5.71	394,955	24,133	6.11

Total interest-earning assets	545,971	30,024	5.50	501,232	26,614	5.31	466,141	26,357	5.65

Allowance for loan losses	(4,013)			(3,813)			(3,752)
Cash and due from banks	16,027			15,963			14,833
Premises and equipment	14,424			14,211			11,925
Other assets	14,436			8,894			4,737

Total assets	$586,844			$536,486			$493,884

Liabilities:

Demand deposit	$49,506	—	0.00%	$47,288	—	0.00%	$39,659	—	0.00%
NOW accounts	56,119	443	0.79	52,857	410	0.78	49,949	471	0.94
Money market demand accounts	105,130	1,710	1.63	78,326	837	1.07	62,575	758	1.21
Savings accounts	68,403	335	0.49	71,354	365	0.51	68,018	551	0.81
Certificates of deposit	203,723	5,458	2.68	191,005	3,727	1.95	192,046	4,430	2.31

Total interest-bearing deposits	482,880	7,946	1.65	440,830	5,339	1.21	412,247	6,210	1.51
Borrowed funds	54,260	1,812	3.34	48,975	1,519	3.10	37,747	1,311	3.47

Total interest-bearing liabilities	537,140	9,758	1.82	489,805	6,858	1.40	449,994	7,521	1.67

Other liabilities	4,212			3,723			3,380

Total liabilities	541,352			493,528			453,374

Stockholders’ equity	45,492			42,958			40,510

Total liabilities and stockholders’ equity	$586,844			$536,486			$493,884

Net interest income		$20,266			$19,756			$18,836

Net interest spread			3.68%			3.91%			3.98%
Net interest margin**			3.71%			3.94%			4.04%

*	Non-accruing loans have been included in the average balances.

**	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2005	vs.	2004	2004	vs.	2003	2003	vs.	2002
	Increase/(Decrease)			Increase/(Decrease)			Increase/(Decrease)
	Due To			Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$1,662	$893	$2,555	$1,196	$(1,620)	$(424)	$1,888	$(2,346)	$(458)
Securities	316	155	471	701	8	709	(162)	(715)	(877)
Other interest-earning assets	179	205	384	(61)	31	(30)	(38)	(51)	(89)

Total interest-earning assets	2,157	1,253	3,410	1,836	(1,581)	255	1,688	(3,112)	(1,424)

Interest Expense:
Deposits	548	2,059	2,607	409	(1,280)	(871)	606	(2,953)	(2,347)

Borrowed Funds	171	122	293	359	(151)	208	(145)	(94)	(239)

Total interest-bearing liabilities	719	2,181	2,900	768	(1,431)	(663)	461	(3,047)	(2,586)

Net change in net interest income/(expense)	$1,438	$(928)	$510	$1,068	$(150)	$918	$1,227	$(65)	$1,162

Bank Subsidiary Activities
     Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s trust customers. At December 31, 2005, the Bank had an investment balance of $64 thousand in Peoples Service Corporation.
     NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The subsidiary currently holds Bank security investments and is managed by a professional portfolio manager. At December 31, 2005, the Bank had an investment balance of $66.7 million in NWIN,LLC.
     The Consolidated Financial Statements of the Bancorp include the assets, liabilities, net worth and results of operations of the Bank and its subsidiaries. Significant inter-company transactions have been eliminated in the consolidation.
Competition
     The Bancorp’s primary market area for deposits, loans and financial services encompasses Lake County, in northwest Indiana, where all of its offices are located. Ninety-five percent of the Bancorp’s business activities are within this area.
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
Personnel
     As of December 31, 2005, the Bank had 135 full-time and 30 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under Item 4.5 “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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
     The following table shows that, at December 31, 2005, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2005, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2005, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$51.7	11.6%	$35.6	8.0%	$44.5	10.0%
Tier 1 capital to risk-weighted assets	$47.5	10.7%	$17.8	4.0%	$26.7	6.0%
Tier 1 capital to adjusted average assets	$47.5	7.9%	$18.1	3.0%	$30.2	5.0%
     Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.
     Dividend Limitations. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp’s cash flow, including cash flow to pay dividends on the Bancorp’s Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that may be declared by the Bank in 2006, without prior regulatory approval, approximates $5,176,000 plus current 2006 net profits. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition.
     Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings associations and safeguards the safety and soundness of the banking and savings industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insures commercial bank and state savings bank deposits, and the SAIF, which generally insures savings association deposits. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to prescribed limits. Recent legislation provides for the merger of SAIF and BIF on July 1, 2006. See “Recent Legislative Developments.”
     The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Because the Bank is categorized as well capitalized no FDIC deposit insurance assessment was required during 2005.
     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. The assessment rate for 2005 was approximately 0.014% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.
     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advance from the Federal Home Loan Bank. At December 31, 2005, the Bank was in compliance with this requirement.
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
     Recent Legislative Developments. The USA PATRIOT Act of 2001 (the “PATRIOT Act”) is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. In addition, financial institutions are required under this statute to adopt reasonable procedures to verify the identity of any person seeking to open an account and maintain records to verify such person’s identity. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10, 2006. In early March 2006, the U.S. Congress approved the USA PATRIOT Improvement and Reauthorization Act of 2005 (the “Reauthorization Act”) and the USA PATRIOT Act Additional Reauthorizing Amendments Act of 2006 (the “PATRIOT Act Amendments”), and they were signed into law by President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, will expire in four years. The PATRIOT Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. The Company does not anticipate that these requirements will materially affect its operations.
     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reportings. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.
     On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005. This statute reforms the deposit insurance system by:
•	merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund (“DIF”) no later than July 1, 2006

•	keeping the insurance coverage limit for individual accounts and municipal accounts at $100,000 but providing an inflation adjustment process which permits an adjustment effective January 1, 2011 and every five years thereafter based on the Personal Consumption Expenditures Index (with 2005 as the base year of comparison), unless the FDIC concludes such adjustment would be inappropriate for reasons relating to risks to the DIF.

•	increasing insurance coverage limits for retirement accounts to $250,000, subject to the same inflation adjustment process described above

•	prohibiting undercapitalized members from accepting employee benefit plan deposits

•	providing for the payment of credits based on a member’s share of the assessment base as of December 31, 1996 and equal to an aggregate of $4.7 billion for all members, which credits can offset FDIC assessments subject to certain limits

•	providing for the declaration of dividends to members (based on a member’s share of the assessment base on December 31, 1996, and premiums paid after that date) equal to 50% of the amount in the DIF in excess of a reserve ratio of 1.35% and 100% of such amount in excess of a reserve ratio of 1.5%, subject to the FDIC’s right to suspend or limit dividends based on risks to the DIF

•	eliminating the mandatory assessment (up to 23 basis points) if the DIF falls below 1.25% of insured deposits and retaining assessments based on risk, needs of the DIF, and the effect on the members’ capital and earnings. The FDIC will set a reserve ratio of between 1.15% and 1.5% and will have five years to restore the DIF if the ratio falls below 1.15%.
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
Federal Taxation
     Historically, savings institutions, such as the Bank, had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, In August, 1996, legislation was enacted that repealed the reserve method of accounting for federal income tax purposes. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The recapture occurred over a six-year period, the commencement of which began with the Bank’s taxable year ending December 31, 1998, since the Bank met certain residential lending requirements. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i)the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends or distributions are paid out by the Bank.
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
Accounting for Income Taxes
     At December 31, 2005, the Bancorp’s consolidated total deferred tax assets were $3.1 million and the consolidated total deferred tax liabilities were $1.4 million, resulting in a consolidated net deferred tax asset of $1.7 million. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.

Item 1A.	Risk Factors
     In analyzing whether to make or continue an investment in the Bancorp, investors should consider, among other factors, the following:
     Federal and State Government Regulations. The banking industry is heavily regulated. As discussed above, the Bank and Bancorp are subject to regulation and supervision by the DFI, FDIC, FRB, and SEC (Securities and Exchange Commission). These regulations are intended to protect depositors, not shareholders. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements for bank deposits. It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earning prospects of the Bancorp.
     Legislation. Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. Among such bills are proposals to combine banks and thrifts under a unified charter and to combine regulatory agencies. Management cannot predict whether or in what form any of these proposals will be adopted or the extent to which the business of the Bancorp or the Bank may be affected thereby.
     Credit Risk. One of the greatest risks facing lenders is credit risk, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.
     Exposure to Local Economic Conditions. The Bank’s primary market area for deposits and loans encompasses Lake County, in northwest Indiana, where all of its offices are located. Ninety-five percent of the Bank’s business activities are within this area. This concentration exposes the Bank to risks resulting from changes in the local economy. An economic slowdown in these areas could have the following consequences, any of which could hurt our business:
•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of the Bank may decline; and

•	Collateral for loans made by the Bank, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans of the Bank.

     Interest Rate Risk. The Bancorp’s earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk is the risk that the earnings and capital will be adversely affected by changes in interest rates. Further discussion of interest rate risk can be found under the caption “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this document.
     Competition. The activities of the Bancorp and the Bank in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to the Bancorp. Particularly intense competition exists for sources of funds, including savings and retail time deposits, and for loans, deposits and other services that the Bank offers. As a result of the repeal of the Glass Steagall Act, which separated the commercial and investment banking industries, all banking organizations face increasing competition.

Item 1B.	Unresolved Staff Comments
     Not applicable.

Item 2.	Properties
     The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s eight banking locations. The Bancorp owns all of its office properties.
     The table below sets forth additional information with respect to the Bank’s offices as of December 31, 2005. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue
Munster, In 46321	1985	$1,406,732	11,640	$3,104,774
141 W. Lincoln Highway
Schererville, In 46375	1990	1,086,281	9,444	2,651,824
7120 Indianapolis Blvd.
Hammond, In 46324	1978	227,983	2,600	828,820
1300 Sheffield
Dyer, In 46311	1976	195,800	2,100	790,411
7915 Taft
Merrillville, In 46410	1968	86,135	2,750	572,994
8600 Broadway
Merrillville, In 46410	1996	1,385,301	4,400	2,331,493
4901 Indianapolis Blvd.
East Chicago, In 46312	1995	881,157	4,300	1,478,943
1501 Lake Park Ave.
Hobart, In 46342	2000	1,883,961	6,992	2,563,804
9204 Columbia Avenue
Building B
Munster, Indiana 46321	2003	6,866,657	36,685	8,534,163
     At December 31, 2005, the Bank had investments totaling $490,000 in a location which has been acquired for future development. The Bank outsources its core processing activities to Metavante Corporation located in Brown Deer, Wisconsin. Metavante provides real time services for loans, deposits, retail delivery systems, card solutions, and electronic banking. Additionally, the Bank utilizes Northern Trust in Chicago, Illinois for its trust department operations.
     The net book value of the Bank’s property, premises and equipment totaled $14.5 million at December 31, 2005.

Item 3.	Legal Proceedings
     The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

Item 4.	Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Item 4.5	Executive Officers of the Bancorp
     Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders:
     The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2005	Position
David A. Bochnowski	60	Chairman and Chief Executive Officer

Joel Gorelick	58	President and Chief Administrative Officer

Jon E. DeGuilio	50	Executive Vice President and Secretary

Robert T. Lowry	44	Senior Vice President, Chief Financial Officer and Treasurer
     The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:
     David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank. Mr. Bochnowski is responsible for the Bank’s strategic direction including a focus on enhancing brand awareness and market share, as well as risk management. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), a national trade association for community banks. He is a trustee of the Munster Community Hospital, chairman of the Gary Citywide Community Development Corporation, and the vice-chairman of the Legacy Foundation of Lake County. He is a former Chairman of the Indiana Department of Financial Institutions; former chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association; former director of the Federal Home Loan Bank of Indianapolis; and, a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds a Juris Doctorate degree from Georgetown University and a Masters Degree from Howard University.
     Joel Gorelick is President and Chief Administrative Officer of the Bancorp and the Bank. Mr. Gorelick has responsibility for daily activities including asset formation, funds acquisition, operations and information technology, financial reporting and controls, and trust activities. Mr. Gorelick has been with the Bank since 1983. He became a director in 2000. Mr. Gorelick is involved in many community service organizations and has served in positions such as president of the Northwest Indiana Boys & Girls Club, chairman of the board of the Northwest Indiana Regional Development Corporation and President of the Lake Central High School Athletics Booster Club. Mr. Gorelick received recognition as the Small Business Advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program and was named the 2000 board member of the year by the National Association For Development Companies. The Indiana District Office of the U. S. Small Business Administration named Mr. Gorelick the year 2000 Financial Services Advocate. Mr. Gorelick has been appointed as a board member for the United States Selective Service System and currently serves as President of the Lake County Economic Development Corporation. He holds a Masters of Science in Business Administration from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.
     Jon E. DeGuilio is Executive Vice President and Secretary for the Bancorp and Executive Vice President, Stakeholders Services Group and General Counsel, Corporate Secretary, for the Bank. Mr. DeGuilio assumed his current responsibilities with the bank and Bancorp during 2001. He joined the Bank in December of 1999 as Senior Vice President and Trust Officer. He holds a Juris Doctorate degree from the Valparaiso University School of Law and a Bachelor of Arts degree from the University of Notre Dame. Prior to his employment with the Bancorp, Mr. DeGuilio was a partner with the law firm of Barnes and Thornburg and served as the United States Attorney for the Northern District of Indiana from November of 1993 until June of 1999. Mr. DeGuilio is actively involved in community service as a Court Appointed Special Advocate (CASA) for the Lake County Juvenile Court, as well as serving on the board of directors of the “Friends Of The Lake County CASA” and also serves on the board of directors of the Lake County Drug Free Alliance.
     Robert T. Lowry is Senior Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, and financial reporting activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s assistant controller, internal auditor and controller. Mr. Lowry is a Certified Public Accountant (CPA). Mr. Lowry holds a Masters of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society and America’s Community Bankers Accounting Issues Committee.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information contained under the caption “Market Information” in the 2005 Annual Report to Shareholders is incorporated herein by reference. Also see Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data
     The information contained in the table captioned “Selected Consolidated Financial Data” in the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
     The information contained in the section captioned “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
     The financial statements contained in the 2005 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.

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
     (b) Changes in Internal Control Over Financial Reporting.
     There was no change in the Bancorp’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Item 9B.	Other Information
     There are no items reportable under this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant
     The information contained under the sections captioned “Election of Directors—Nominees” and “—Meetings and Committees of the Board of Directors,” “Security Ownership by Certain Beneficial Owners and Management -– Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned “Executive Officers of the Bancorp” at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	Executive Compensation
     The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the section captioned “Compensation of and Transactions with Officers and Directors -– Equity Compensation Plan Information,” under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and on pages 3-5 of the section captioned “Election of Directors” in the Bancorp’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
     The information contained on page 13 of the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
     The information contained under the section captioned “Independent Registered Public Accounting Firm’s Services and Fees” in the Bancorp’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements:
     The following financial statements of the Bancorp are incorporated herein by reference to the 2005 Annual Report to Shareholders, filed as Exhibit 13 to this report:
(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets, December 31, 2005 and 2004

(c)	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

(d)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

(f)	Notes to Consolidated Financial Statements
     All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.
(3) Exhibits:

Exhibit
Number	Description
2.	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i.	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii.	By-Laws (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.iii.	Amendment of By-Laws adopted July 27, 1994 (incorporated herein by reference to Exhibit 3.iii to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.iv.	Amendment of By-Laws adopted January 21, 1999 (incorporated herein by reference to Exhibit 3.iv. to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1998).

3.v.	Amendment of By-Laws adopted September 21, 2000.

Exhibit
Number	Description
3.vi.	Amendment of By-Laws adopted February 23, 2006 (incorporated herein by reference to Exhibit 3.1 of Bancorp’s Form 8-K dated February 27, 2006).

10.1.*	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2.*	Employment Agreement, dated March 1, 1988, between Peoples Bank and David A. Bochnowski (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.3.*	Amendment, dated January 18, 1992, to the Employment Agreement referred to in Exhibit 10.2 above (incorporated herein by reference to Exhibit 10.3 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.4.*	Employee Stock Ownership Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5.*	Unqualified Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005.

10.6.*	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Bancorp’s Form 8-K dated April 20, 2005).

10.7*	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Bancorp’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, filed on March 25, 2005).

10.8*	Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005.

10.9*	Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.2 of the Bancorp’s Form 8-K dated April 20, 2005.

10.10*	Form of Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Bancorp’s Form 8-K dated April 20, 2005.

10.11*	Form of Agreement for Restricted Stock is incorporated by referenced to Exhibit 99.4 of the Bancorp’s form 8-K dated April 20,2005.

10.12*	Summary Sheet of Director and Officer Compensation.

13.	2005 Annual Report to Shareholders

21.	Subsidiaries of the Bancorp

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit
Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	— The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP

By	/s/David A. Bochnowski David A. Bochnowski
Chairman of the Board and
Chief Executive Officer
Date: March 24, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 24, 2006:

Signature	Title

Principal Executive Officer:

/s/David A. Bochnowski David A. Bochnowski	Chairman of the Board and Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Robert T. Lowry	Senior Vice President,

Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/Frank J. Bochnowski	Director

Frank J. Bochnowski

/s/Leroy F. Cataldi	Director

Leroy F. Cataldi

/s/Lourdes M. Dennison	Director

Lourdes M. Dennison

/s/Edward J. Furticella	Director

Edward J. Furticella

/s/Joel Gorelick	Director

Joel Gorelick

Signature	Title

/s/Kenneth V. Krupinski	Director

Kenneth V. Krupinski

/s/Stanley E. Mize	Director

Stanley E. Mize

/s/Anthony M. Puntillo	Director

Anthony M. Puntillo

/s/James L. Wieser	Director

James L. Wieser

/s/Donald P. Fesko	Director

Donald P. Fesko

EXHIBIT INDEX

Exhibit	Description
10.5	Unqualified Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005.

10.8	Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB

10.12	Summary Sheet of Director and Officer Compensation

13.	2005 Annual Report to Shareholders

21.	Subsidiaries of the Bancorp

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications