Form 10-Q
period 2006-03-31
NORTHWEST INDIANA BANCORP
filed 2006-05-15
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006, or

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
Registrant’s telephone number, including area code: (219) 836-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
There were 2,790,708 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2006.

NorthWest Indiana Bancorp
Index

		Page
		Number
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets, March 31, 2006 and December 31, 2005	1

	Consolidated Statements of Income, Three Months Ended March 31, 2006 and 2005	2

	Consolidated Statements of Changes in Stockholders’ Equity, Three Months Ended March 31, 2006 and 2005	3

	Consolidated Statements of Cash Flows, Three Months Ended March 31, 2006 and 2005	4

	Notes to Consolidated Financial Statements	5-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14-15

Item 4.	Controls and Procedures	16

PART II. Other Information		17

SIGNATURES		18

EXHIBITS		19-22
EX-31.1 CERT
EX-31.2 CERT
EX-32.1 CERT

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	March 31,
	2006	December 31,
(Dollars in thousands)	(unaudited)	2005

ASSETS

Cash and non-interest bearing balances in financial institutions	$16,077	$19,772
Interest bearing balances in financial institutions	—	20,059

Total cash and cash equivalents	16,077	39,831

Securities available-for-sale	83,822	76,382
Securities held-to-maturity; fair value: March 31, 2006 - $13,682 December 31, 2005 - $13,668	13,702	13,711
Loans held for sale	258	—
Loans receivable	470,941	469,043
Less: allowance for loan losses	(4,196)	(4,181)

Net loans receivable	466,745	464,862
Federal Home Loan Bank stock	2,987	2,987
Accrued interest receivable	2,954	2,986
Premises and equipment	14,531	14,510
Foreclosed real estate	119	260
Cash value of bank owned life insurance	10,532	8,457
Other assets	3,464	3,453

Total assets	$615,192	$627,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$47,940	$49,204
Interest bearing	461,890	476,527

Total	509,830	525,731
Borrowed funds	53,944	51,153
Accrued expenses and other liabilities	4,254	4,122

Total liabilities	568,028	581,006

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: March 31, 2006 - 2,861,331	358	357
December 31, 2005 - 2,856,539 shares outstanding: March 31, 2006 - 2,790,708 December 31, 2005 - 2,785,916
Additional paid in capital	4,423	4,299
Accumulated other comprehensive (loss)	(1,183)	(1,089)
Retained earnings	45,088	44,388
Treasury stock, common shares at cost: March 31, 2006 - 70,623 December 31, 2005 - 70,623	(1,522)	(1,522)

Total stockholders’ equity	47,164	46,433

Total liabilities and stockholders’ equity	$615,192	$627,439

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2006	2005
Interest income:
Loans receivable
Real estate loans	$6,115	$5,364
Commercial loans	1,047	779
Consumer loans	67	71

Total loan interest	7,229	6,214
Securities	935	751
Other interest earning assets	140	42

Total interest income	8,305	7,007

Interest expense:
Deposits	2,798	1,541
Borrowed funds	468	408

Total interest expense	3,266	1,949

Net interest income	5,039	5,058
Provision for loan losses	—	65

Net interest income after provision for loan losses	5,039	4,993

Noninterest income:
Fees and service charges	716	513
Trust operations	162	151
Gain on sale of securities, net	—	14
Gain on sale of loans, net	23	28
Increase in cash value of bank owned life insurance	75	80
Gain on sale of foreclosed real estate	42	9
Other	17	7

Total noninterest income	1,035	802

Noninterest expense:
Compensation and benefits	1,881	1,863
Occupancy and equipment	612	563
Data processing	202	185
Marketing	97	71
Other	828	734

Total noninterest expense	3,620	3,416

Income before income tax expenses	2,454	2,379
Income tax expenses	778	772

Net income	$1,676	$1,607

Earnings per common share:
Basic	$0.60	$0.58
Diluted	$0.60	$0.57

Dividends declared per common share	$0.35	$0.33
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2006	2005
Balance at beginning of period	$46,433	$44,097

Comprehensive income:
Net income	1,676	1,607
Net unrealized (loss) on securities available-for-sale, net of reclassifications and tax effects	(94)	(644)

Comprehensive income	1,582	963

Issuance of common stock, under stock based compensation plan, net of tax effects	116	192

Cash dividends	(976)	(918)

Stock Option Compensation	9	—

Balance at end of period	$47,164	$44,334

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,676	$1,607

Adjustments to reconcile net income to net cash provide by operating activities:
Origination of loans for sale	(1,162)	(997)
Sale of loans originated for sale	913	920
Depreciation and amortization, net of accretion	338	440
Amortization of mortgage servicing rights	21	21
Amortization of investment in real estate limited partnerships	18	3
Equity in (gain)/loss of investment in limited partnership, net of interest received	24	25
Stock Option Compensation	9	—
Federal Homes Loan Bank stock dividend	—	(31)
Net gains on sale of securities	—	(14)
Net gains on sale of loans	(23)	(28)
Net loss on sale of foreclosed real estate	42	(9)
Provision for loan losses	—	65
Net change in:
Interest receivable	32	26
Cash value of bank owned life insurance	(75)	(80)
Other assets	—	(6)
Accrued expenses and other liabilities	74	(402)

Total adjustments	211	(67)

Net cash from operating activities	1,887	1,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	1,209	2,197
Proceeds from sales of securities available-for-sale	—	2,017
Purchase of securities available-for-sale	(8,816)	(7,386)
Purchase of securities held-to-maturity	—	(1,029)
Proceeds from maturities and pay downs of securities held-to-maturity	3	2
Loan participations purchased	(3,000)	(5,033)
Net change in loans receivable	1,117	1,165
Purchase of premises and equipment, net	(341)	(659)
Proceeds from sale of foreclosed real estate	99	142
Purchase of bank owned life insurance	(2,000)	—

Net cash from investing activities	(11,729)	(8,584)

CASHFLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(15,901)	18,612
Proceeds from FHLB advances	4,000	—
Repayment of FHLB advances	(6,500)	(4,000)
Change in other borrowed funds	5,291	(2,015)
Proceeds from issuance of common stock	116	192
Dividends paid	(918)	(859)

Net cash from financing activities	(13,912)	11,930

Net change in cash and cash equivalents	(23,754)	4,886
Cash and cash equivalents at beginning of period	39,831	16,398

Cash and cash equivalents at end of period	$16,077	$21,284

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$3,259	$1,926
Income taxes	$180	$—
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$—	$101
Transfers from loans to loans held for sale	$—	$12,202
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation and NWIN, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2006 and December 31, 2005, and the consolidated statements of income and changes in stockholders’ equity for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The income reported for the three-month period ended March 31, 2006 is not necessarily indicative of the results to be expected for the full year.
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
Note 3 — Concentrations of Credit Risk
     The Bancorp grants residential, commercial real estate, commercial business and consumer loans to customers in its primary market area of Lake County, in northwest Indiana. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.
Note 4 — Reclassifications
     Certain amounts reported in the December 31, 2005 consolidated financial statements and the March 31, 2005 Form 10-Q have been reclassified to conform to the March 31, 2006 presentation.
Note 5 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three months ended March 31, 2006 and March 31, 2005 is presented below:

	(Dollars in thousands, except per share data)
	Three Months Ended
	March 31,
	2006	2005
Basic earnings per common share:
Net income as reported	$1,676	$1,607

Weighted average common shares outstanding:	2,787,956	2,776,711

Basic earnings per common share:	$0.60	$0.58

Diluted earnings per common share:
Net income as reported	$1,676	$1,607

Weighted average common shares outstanding:	2,787,956	2,776,711

Add: dilutive effect of assumed stock option exercises:	24,891	50,425

Weighted average common and dilutive potential common shares outstanding:	2,813,907	2,827,136

Diluted earnings per common share:	$0.60	$0.57

Note 6 — Stock Based Compensation
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment”, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation”
     FAS 123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair value based method. FAS 123R became effective January 1, 2006. Beginning January 1, 2006, the Bancorp adopted FAS 123R utilizing the modified prospective accounting method. Under the modified prospective method, the financial statements will not restate compensation expense for prior periods. FAS 123R requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. During the first three months of 2006, option related compensation expense of $9,000 and tax benefit of $5,000 were recorded. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $37,000 in 2006, $22,000 in 2007 and $2,000 in 2008.
     A summary of option activity under the Bancorp’s stock option plan for the three months ended March 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	97,385	$22.63

Granted	0	0

Exercised	(5,242)	$20.65

Forfeited or expired	0	0

Outstanding at March 31, 2006	92,143	$22.75	5.2	$815,788

Exercisable at March 31, 2006	46,518	$20.31	3.6	$525,045

     During the three months ended March 31, 2006 and 2005, no stock options were granted from the Bancorp’s stock option plan. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005, was $57,405 and $450,333.

Note 6 — Stock Based Compensation (continued)
     The following pro forma information presents net income and basic and diluted earnings per share had the fair value recognition provisions of FAS 123 for stock-based employee compensation been used for periods prior to the Bancorp’s adoption of FAS 123R:

(Dollars in thousands, except per share data)
Three Months Ended
March 31, 2005
Net income as reported	$1,607
Proforma net income	$1,596
Weighted average common shares outstanding:
Basic	2,776,711
Diluted	2,827,136
Reported earnings per common share:
Basic	0.58
Diluted	0.57
Proforma earnings per common share:
Basic	0.57
Diluted	0.56

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
     At March 31, 2006, the Bancorp had total assets of $615.2 million, total loans of $470.9 million and total deposits of $509.8 million. Stockholders’ equity totaled $47.2 million or 7.7% of total assets, with book value per share at $16.90. Net income for the quarter ended March 31, 2006, was $1.7 million, or $0.60 earnings per common share for basic and diluted calculations. The annualized return on average assets (ROA) was 1.10%, while the annualized return on average stockholders’ equity (ROE) was 14.24%, for the three months ended March 31, 2006.
Financial Condition
     During the three months ended March 31, 2006, total assets decreased by $12.2 million (-2.0%), with interest-earning assets decreasing by $10.5 million (1.8%). At March 31, 2006, interest-earning assets totaled $571.7 million and represented 92.9% of total assets.
     Loans receivable totaled $470.9 million at March 31, 2006, compared to $469.0 million at December 31, 2005. At March 31, 2006, loans receivable represented 82.4% of interest-earning assets, 76.6% of total assets and 92.4% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $46.6 million (9.9%) in construction and development loans, $235.6 million (50.0%) in residential mortgage loans, $8.6 million (1.8%) in multifamily loans, $108.1 million (23.0%) in commercial real estate loans, $4.0 million (0.8%) in consumer loans, $49.8 million (10.6%) in commercial business and $18.2 million (3.9%) in government and other loans. Adjustable rate loans comprised 56.6% of total loans at March 31, 2006. During the three months ended March 31, 2006, loans increased by $1.9 million (0.4%), primarily driven by growth in commercial real estate loans. During the period, growth in residential mortgages, construction and land development loans, commercial business loans and consumer loans was lower than projected as a result of lower than expected origination volume.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. During the three months ended March 31, 2006, the Bancorp sold $913 thousand in fixed rate mortgages originated for sale compared to $920 thousand during the three months ended March 31, 2005. Net gains realized from sales for the three months ended March 31, 2006 totaled $23 thousand compared to $28 thousand for the three months ended March 31, 2005. At March 31, 2006, the Bancorp had $258 thousand in loans that were classified as loans held for sale.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. The investment portfolio totaled $100.5 million at March 31, 2006, compared to $113.1 million at December 31, 2005, a decrease of $12.6 million (11.1%). At March 31, 2006, the investment portfolio represented 17.6% of interest-earning assets and 16.3% of total assets. The securities portfolio was comprised of 48.5% in U.S. government agency debt securities, 33.6% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 17.9% in municipal securities. At March 31, 2006, securities available-for-sale (“AFS”) totaled $83.8 million or 86.0% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at March 31, 2006, the Bancorp had $3.0 million in Federal Home Loan Bank (FHLB) stock. During the three months ended March 31, 2006, the securities portfolio increased by $7.4 million, while interest bearing balances in financial institutions decreased by $20.1 million as a result of a $25.0 million withdrawal of short-term local government funds.
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
     Risk factors for non-performing and internally classified loans are based on an analysis of the estimated collateral liquidation value for individual loans defined as substandard or doubtful. Estimated collateral liquidation values are based on established loan underwriting standards and adjusted for current mitigating factors on a loan-by-loan basis. Aggregate substandard loan collateral deficiencies are determined for residential, commercial real estate, commercial business, and consumer loan portfolios. These deficiencies are then stated as a percentage of the total substandard balances to determine the appropriate risk factors.
     Risk factors for performing and non-classified loans are based on the average net charge-offs for the most recent five years, which are then stated as a percentage of average loans for the same period. Historical risk factors are calculated for residential, commercial real estate, commercial business, and consumer loans. The historical factors are then adjusted for current subjective risks attributable to: local and national economic factors; loan growth and changes in loan composition; organizational structure; composition of loan staff; loan concentrations; policy changes and out of market lending activity.
     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $2.7 million at March 31, 2006 compared to $2.1 million at December 31, 2005, an increase of $569 thousand or 27%. The net increase in non-performing loans at March 31, 2006 is related to one borrower with one commercial business loan and two loans secured by real estate totaling $1.4 million that were placed on non-accrual status during the first quarter of 2006. These loans have been considered impaired at both March 31, 2006 and December 31, 2005. As a result, the impaired loan balances were included in the allowance for loan loss analysis at March 31, 2006 and December 31, 2005, and no additional provisions were required during the first quarter of 2006. The ratio of non-performing loans to total loans was 0.57% at March 31, 2006 compared to 0.45% at December 31, 2005. The ratio of non-performing loans to total assets was 0.44% at March 31, 2006, compared to 0.34% at December 31, 2005. The March 31, 2006 balance includes $2.4 million in loans accounted for on a non-accrual basis and $259 thousand in accruing loans which were contractually past due 90 days or more. Loans internally classified as substandard totaled $3.1 million at March 31, 2006, a decrease of $109 thousand from the $3.2 million reported at December 31, 2005. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $8.9 million at March 31, 2006 and December 31, 2005.
     At March 31, 2006 and December 31, 2005, included in non-performing loans were four loans totaling $1.7 million that have been classified as impaired. Included in the impaired loan balance are three loans to one commercial borrower totaling $1.4 million that are secured by business assets and real estate and are personally guaranteed by the owner of the business. In addition, one commercial business loan totaling $266 thousand continues to be classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the quarter ended, March 31, 2006.
     At March 31, 2006, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at March 31, 2006, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

     For the quarter ended March 31, 2006, no additions to the ALL account were required, compared to $65 thousand for the quarter ended March 31, 2005. Although non-performing loans increased during the current period, no additional ALL provisions were required. The increase in non-performing loans was a result of three loans totaling $1.4 million that had been classified as impaired at March 31, 2006 and December 31, 2005, and were placed in non-accrual status during the first quarter of 2006. Since these loans were previously classified as impaired, the December 31, 2005 ALL contained a specific allowance for the collateral deficiency associated with these loans. Recoveries, net of charge-offs, totaled $15 thousand for the current quarter compared to charge-offs, net of recoveries, of $26 thousand for the quarter ended March 31, 2005. The balance of $4.2 million in the allowance for loan losses at March 31, 2006, is considered adequate by management based on its current analysis of loan portfolio credit quality, changes in the portfolio mix and local economic conditions.
     The ALL to total loans was 0.89% at March 31, 2006 and December 31, 2005, while the ALL to non-performing loans (coverage ratio) was 156.6% at March 31, 2006, compared to 198.1% at December 31, 2005. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been established. The March 31, 2006 balance in the ALL account of $4.2 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated a general allowance to both performing and non-performing loans based on current information available.
     At March 31, 2006, the Bancorp had one property in foreclosed real estate totaling $119, compared to two properties totaling $260 thousand at December 31, 2005.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At March 31, 2006, deposits totaled $509.8 million. During the three months ended March 31, 2006, deposits decreased by $15.9 million (3.0%). Money market deposit accounts (MMDA’s) decreased by $13.0 million (9.1%), as a result of a $25.0 million withdrawal of short-term local government funds. Certificates of deposit increased by $816 thousand (0.4%). During the current period, checking accounts decreased by $2.4 million (2.3%) and savings balances decreased by $1.4 million (2.2%). At March 31, 2006, the deposit base was comprised of 20.4% checking accounts, 25.5% MMDA’s, 11.8% savings accounts and 42.3% certificates of deposit.
     Borrowings are primarily used to fund asset growth not supported by deposit generation. At March 31, 2006, borrowed funds totaled $53.9 million compared to $51.2 million at December 31, 2005, an increase of $2.8 million (5.5%). Retail repurchase agreements totaled $14.2 million at March 31, 2006, compared to $12.1 million at December 31, 2005, an increase of $2.1 million (17.6%). FHLB advances totaled $35.0 million at March 31, 2006, compared to $37.5 million at December 31, 2005. In addition, other short-term borrowings totaled $4.7 million at March 31, 2006, compared to $1.6 million at December 31, 2005, an increase of $3.2 million. The increase in other short-term borrowings was a result of line of credit balances.
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

     During the three months ended March 31, 2006, cash and cash equivalents decreased by $23.8 million compared to a $4.9 million increase for the three months ended March 31, 2005. The primary sources of cash were proceeds from pay downs of securities, loan sales, loan repayments and proceeds from FHLB advances and other borrowed funds. The primary uses of cash were the purchase of securities, funding of withdrawals for short-term local government funds, repayment of FHLB advances, purchase of loan participations, purchase of bank owned life insurance and the payment of common stock dividends. Cash provided for operating activities totaled $1.8 million for the three months ended March 31, 2006, compared to an increase of $1.5 million for the period ended March 31, 2005. Cash outflows from investing activities totaled $11.7 million for the current period, compared to $8.6 million for the three months ended March 31, 2005. The change for the current period was primarily due to an increase in security investing activities. Net cash outflows from financing activities totaled $13.9 million during the current period compared to net cash inflows of $11.9 million for the three months ended March 31, 2005. The change in net cash inflows from financing activities was primarily due to a $25.0 million withdrawal of short-term local government funds. The Bancorp paid dividends on common stock of $918 thousand during the current three month period compared to $859 thousand for the three months ended March 31, 2005.
     At March 31, 2006, outstanding commitments to fund loans totaled $82.7 million. Approximately 82% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.
     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2006, stockholders’ equity increased by $731 thousand (1.6%). The increase resulted primarily from earnings of $1.7 million during the period. The Bancorp declared $976 thousand in cash dividends for the three month period ended March 31, 2006. The net unrealized loss on available-for-sale securities, net of tax was $94 thousand for the current period. During the current three month period, the Bancorp received $124 thousand from the issuance of Bancorp common stock from stock-based compensation plans.
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
     The following table shows that, at March 31, 2006, and December 31, 2005, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At March 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$52.5	11.8%	$35.6	8.0%	$44.5	10.0%
Tier 1 capital to risk-weighted assets	$48.3	10.9%	$17.8	4.0%	$26.7	6.0%
Tier 1 capital to adjusted average assets	$48.3	7.9%	$18.4	3.0%	$30.6	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$51.7	11.6%	$35.6	8.0%	$44.5	10.0%
Tier 1 capital to risk-weighted assets	$47.5	10.7%	$17.8	4.0%	$26.7	6.0%
Tier 1 capital to adjusted average assets	$47.5	7.9%	$18.1	3.0%	$30.2	5.0%
     The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends, which may be declared by the Bank in 2006, without prior regulatory approval, approximates $5,176,000 plus current 2006 net profits.
Results of Operations — Comparison of the Quarter Ended March 31, 2006 to the Quarter Ended March 31, 2005
     Net income for the three months ended March 31, 2006 was $1.7 million compared to $1.6 million for the quarter ended March 31, 2005, an increase of $69 thousand (4.3%). The earnings represent a ROA of 1.10% for the quarter ended March 31, 2006, compared to 1.14% for the quarter ended March 31, 2005. The ROE was 14.24% for the quarter ended March 31, 2006, compared to 14.45% for the quarter ended March 31, 2005.
     Net interest income for the three months ended March 31, 2006 was $5.04 million, a decrease of $19 thousand (0.4%), compared to $5.06 million for the quarter ended March 31, 2005. The decrease in net interest income has been negatively impacted by the flat treasury yield curve, lower than projected loan growth, an increase in MMDA and certificate of deposit average balances and an increase in the Bank’s overall cost of funds. The weighted-average yield on interest-earning assets was 5.79% for the three months ended March 31, 2006, compared to 5.35% for the three months ended March 31, 2005. The weighted-average cost of funds for the quarter ended March 31, 2006, was 2.33% compared to 1.51% for the quarter ended March 31, 2005. The impact of the 5.79% return on interest-earning assets and the 2.33% cost of funds resulted in an interest rate spread of 3.46% for the current quarter compared to 3.84% for the quarter ended March 31, 2005. During the current quarter, total interest income increased by $1.30 million (18.5%) while total interest expense increased by $1.32 million (67.6%). The net interest margin was 3.52% for the three months ended March 31, 2006, compared to 3.86% for the quarter ended March 31, 2005. On a tax equivalent basis, the Bancorp’s net interest margin was 3.62% for the three months ended March 31, 2006, compared to 3.93% for the quarter ended March 31, 2005
     During the three months ended March 31, 2006, interest income from loans increased by $1.0 million (16.3%) compared to the three months ended March 31, 2005. The increase was due to higher average daily loan balances and an increase in the weighted-average yield. Average daily loan balances was affected by strong growth in commercial real estate loans, while growth in real estate, commercial business and consumer loans were lower than expected due to low origination volume. The weighted-average yield on loans outstanding was 6.22% for the current quarter compared to 5.73% for the three months ended March 31, 2005. Loan balances averaged $465.2 million for the current quarter, up $31.1 million (7.2%) from $434.1 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, interest income on investments and other deposits increased by $282 thousand (35.6%) compared to the quarter ended March 31, 2005. The increase was due to higher security portfolio average balances, an increase in portfolio yields and a significant increase in interest-bearing balances in financial institutions. The weighted-average yield on securities and other deposits was 3.98% for the current quarter compared to 3.54% for the three months ended March 31, 2005. Securities and other deposits averaged $108.1 million for the current quarter, up $18.6 million (20.8%) from $89.5 million for the three months ended March 31, 2005.
     Interest expense for deposits increased by $1.3 million (81.6%) during the current quarter compared to the three months ended March 31, 2005. The change was due to an increase in the weighted-average rate paid on deposits and increased average balances. The weighted-average rate paid on deposits for the three months ended March 31, 2006 was 2.21% compared to 1.33% for the quarter ended March 31, 2005. Total deposit balances averaged $507.1 million for the current quarter, up $43.2 million (9.3%) from $463.9 million for the quarter ended March 31, 2005. Interest expense on borrowed funds increased by $60 thousand (14.7%) during the current quarter due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 3.54% for the current quarter compared to 3.15% for the three months ended March 31, 2005. Borrowed funds averaged $52.8 million during the quarter ended March 31, 2006, an increase of $1.1 million (2.1%) from $51.7 million for the quarter ended March 31, 2005.
     Noninterest income for the quarter ended March 31, 2006 was $1.0 million, an increase of $233 thousand (29.1%) from $802 thousand for the quarter ended March 31, 2005. During the current quarter fees and service charges totaled $716 thousand, an increase of $203 thousand (39.6%) from $513 thousand for the quarter ended

March 31, 2005. The change was primarily due to the Bancorp’s recently implemented overdraft privilege program. Fees from Trust operations totaled $162 thousand for the quarter ended March 31, 2006, an increase of $11 thousand (7.3%) from $151 thousand for the quarter ended March 31, 2005. Income from increases in the cash value of bank owned life insurance totaled $75 thousand during the current quarter. Gains from loan sales totaled $23 thousand for the current quarter, compared to $28 thousand for the quarter ended March 31, 2005. Gains from the sale of foreclosed real estate totaled $42 thousand for the current period, compared to $9 thousand for the three months ended March 31, 2005. No gains or losses from the sale of securities were realized during the current period.
     Noninterest expense for the quarter ended March 31, 2006 was $3.6 million, up $204 thousand (6.0%) from $3.4 million for the three months ended March 31, 2005. During the current quarter, compensation and benefits totaled $1.88 million, an increase of $18 thousand (1.0%) from $1.86 million for the quarter ended March 31, 2005. Occupancy and equipment totaled $612 thousand for the current quarter, an increase of $49 thousand (8.7%) compared to $563 thousand for the quarter ended March 31, 2005. The increase was a result of additional real estate tax and depreciation expense related to banking operations. Data processing expense totaled $202 thousand for the three months ended March 31, 2006, an increase of $17 thousand (9.2%) from $185 thousand for the three months ended March 31, 2005. The change was a result of increased transaction volume with the Bancorp’s core data processing system. Marketing expense related to banking products totaled $97 thousand for the current quarter, an increase of $26 thousand (36.6%) from $71 thousand for the first quarter of 2005. The increase in marketing expense is related to advertising the Bancorp’s brand within local markets. Other expense totaled $828 thousand for the quarter ended March 31, 2006, an increase of $94 thousand (12.8%) from $734 thousand for the quarter ended March 31, 2005. The increase was due to expense associated with third party professional services and the Bancorp’s investment in limited partnerships. The Bancorp’s efficiency ratio was 59.6% for the quarter ended March 31, 2006, compared to 58.3% for the three months ended March 31, 2005. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the three months ended March 31, 2006 totaled $778 thousand, compared to $772 thousand for the three months ended March 31, 2005, an increase of $6 thousand (0.8%). The combined effective federal and state tax rates for the Bancorp was 31.7% for the three months ended March 31, 2006, compared to 32.5% for the three months ended March 31, 2005.
Critical Accounting Policies
     Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2005 remain unchanged.
Forward-Looking Statements
     Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in Item 1A of the Bancorp’s 2005 Form 10-K.

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
     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of March 31, 2006 and December 31, 2005. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

March 31, 2006:

	Net Interest Income			Net Economic Value of Equity
Change in			Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$22,073	-3.6%	- 20.0%	$57,168	- 14.8%	- 35%
1%	$22,537	-1.5%	- 7.5%	$62,340	-7.1%	- 15%
0%	$22,890	0.0%		$67,096	0.0%
-1%	$22,490	-1.7%	- 7.5%	$70,194	4.6%	- 15%
-2%	$21,484	-6.1%	- 20.0%	$69,853	4.1%	- 35%
December 31, 2005:

	Net Interest Income			Net Economic Value of Equity
Change in			Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$20,849	- 2.9%	- 20%	$54,700	- 14.5%	- 35%
1%	$21,206	- 1.2%	- 7.5%	$59,368	- 7.2%	- 15%
0%	$21,464	0.0%		$64,004	0.0%
-1%	$21,014	- 2.1%	- 7.5%	$66,431	3.8%	- 15%
-2%	$19,988	- 6.9%	- 20%	$65,242	1.9%	- 35%
     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At March 31, 2006, an increase in interest rates of 2% would have resulted in a 3.6% decrease in net interest income and a 14.8% decrease in the net economic value of equity compared to decreases of 2.9% and 14.5% at December 31, 2005. During the three months ended March 31, 2006, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, maintaining the short duration of the securities portfolio, and implementing deposit pricing strategies.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
     The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2006, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting.
     There was no significant change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
The Bancorp is not party to any material legal proceedings. From time to time, the Bank is a party to ordinary routine litigation incidental to its business, including foreclosures.
Item 1A. Risk Factors
There are no matters reportable under this item.
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

NORTHWEST INDIANA BANCORP

Date: May 15, 2006	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: May 15, 2006	/s/ Robert T. Lowry

Robert T. Lowry
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications