Form 10-Q
period 2006-06-30
NORTHWEST INDIANA BANCORP
filed 2006-08-10
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2006, or

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
Yes ☐ No ☑
There were 2,791,895 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2006.

NorthWest Indiana Bancorp
Index

Page
Number
PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets, June 30, 2006 and December 31, 2005	1

Consolidated Statements of Income, Three and Six Months Ended June 30, 2006 and 2005	2

Consolidated Statements of Changes in Stockholders’ Equity, Three and Six Months Ended June 30, 2006 and 2005	3

Consolidated Statements of Cash Flows, Six Months Ended June 30, 2006 and 2005	4

Notes to Consolidated Financial Statements	5-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16-17

Item 4. Controls and Procedures	18

PART II. Other Information	19

SIGNATURES	20

EXHIBITS	21-24
EX-31.1
EX-31.2
EX-32.1

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	June 30,
	2006 (unaudited)	December 31, 2005
(Dollars in thousands)
ASSETS

Cash and non-interest bearing balances in financial institutions	$15,652	$19,772
Interest bearing balances in financial institutions	—	20,059

Total cash and cash equivalents	15,652	39,831

Securities available-for-sale	80,759	76,382
Securities held-to-maturity; fair value: June 30, 2006 — $13,470 December 31, 2005 — $13,668	13,698	13,711
Loans held for sale	116	—
Loans receivable	481,184	469,043
Less: allowance for loan losses	(4,223)	(4,181)

Net loans receivable	476,961	464,862
Federal Home Loan Bank stock	3,311	2,987
Accrued interest receivable	3,066	2,986
Premises and equipment	14,390	14,510
Foreclosed real estate	134	260
Cash value of bank owned life insurance	10,629	8,457
Other assets	3,835	3,453

Total assets	$622,551	$627,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$48,917	$49,204
Interest bearing	454,155	476,527

Total	503,072	525,731
Borrowed funds	68,226	51,153
Accrued expenses and other liabilities	3,799	4,122

Total liabilities	575,097	581,006

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: June 30, 2006 — 2,862,518 December 31, 2005 — 2,856,539	358	357
shares outstanding: June 30, 2006 — 2,791,895 December 31, 2005 — 2,785,916
Additional paid in capital	4,472	4,299
Accumulated other comprehensive loss	(1,617)	(1,089)
Retained earnings	45,763	44,388
Treasury stock, common shares at cost: June 30, 2006 — 70,623, December 31, 2005 — 70,623	(1,522)	(1,522)

Total stockholders’ equity	47,454	46,433

Total liabilities and stockholders’ equity	$622,551	$627,439

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest income:
Loans receivable
Real estate loans	$6,417	$5,443	$12,532	$10,807
Commercial loans	1,104	853	2,151	1,632
Consumer loans	65	64	132	135

Total loan interest	7,586	6,360	14,815	12,574

Securities	1,015	795	1,950	1,546
Other interest earning assets	23	256	163	298

Total interest income	8,624	7,411	16,928	14,418

Interest expense:
Deposits	3,102	1,847	5,900	3,388
Borrowed funds	627	423	1,094	831

Total interest expense	3,729	2,270	6,994	4,219

Net interest income	4,895	5,141	9,934	10,199
Provision for loan losses	15	60	15	125

Net interest income after provision for loan losses	4,880	5,081	9,919	10,074

Noninterest income:
Fees and service charges	740	604	1,457	1,117
Trust operations	174	152	336	303
Gain on sale of securities, net	—	15	—	29
Gain on sale of loans, net	34	33	57	61
Increase in cash value of bank owned life insurance	97	80	172	160
Gain on sale of foreclosed real estate	—	—	42	8
Other	9	20	25	28

Total noninterest income	1,054	904	2,089	1,706

Noninterest expense:
Compensation and benefits	1,844	1,897	3,725	3,760
Occupancy and equipment	609	574	1,221	1,137
Data processing	207	195	409	380
Marketing	72	68	169	139
Other	827	828	1,654	1,562

Total noninterest expense	3,559	3,562	7,179	6,978

Income before income tax expenses	2,375	2,423	4,829	4,802
Income tax expenses	722	775	1,500	1,547

Net income	$1,653	$1,648	$3,329	$3,255

Earnings per common share:
Basic	$0.59	$0.59	$1.19	$1.17
Diluted	$0.58	$0.58	$1.18	$1.15

Dividends declared per common share	$0.35	$0.33	$0.70	$0.66
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$47,164	$44,334	$46,433	$44,097

Comprehensive income:
Net income	1,653	1,648	3,328	3,255
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	(434)	309	(528)	(335)

Comprehensive income	1,219	1,957	2,801	2,920

Issuance of common stock, under stockbased compensation plan, net of tax effects	39	19	154	211

Stock Option Compensation	10	—	19	—

Cash dividends	(978)	(918)	(1,954)	(1,836)

Balance at end of period	$47,454	$45,392	$47,454	$45,392

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,329	$3,255

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(3,114)	(2,570)
Sale of loans originated for sale	3,032	2,642
Depreciation and amortization, net of accretion	685	824
Amortization of mortgage servicing rights	40	38
Amortization of investment in real estate limited partnerships	22	24
Equity in (gain)/loss of investment in limited partnership, net of interest received	42	21
Stock Option Compensation	19	—
Federal Home Loan Bank stock dividend	—	(61)
Net gains on sale of securities	—	(29)
Net gains on sale of loans	(57)	(61)
Net gain on sale of foreclosed real estate	(42)	(8)
Provision for loan losses	15	125
Net change in:
Interest receivable	(80)	(73)
Cash value of bank owned life insurance	(172)	(160)
Other assets	(177)	(190)
Accrued expenses and other liabilities	(383)	(696)

Total adjustments	(170)	(174)

Net cash from operating activities	3,159	3,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	7,084	5,932
Proceeds from sales of securities available-for-sale	—	2,139
Purchase of securities available-for-sale	(12,300)	(12,145)
Purchase of securities held-to-maturity	—	(1,478)
Proceeds from maturities and pay downs of securities held-to-maturity	5	4
Loan participations purchased	(12,847)	(8,433)
Net change in loans receivable	718	(3,250)
Purchase of Federal Home Loan Bank Stock	(324)	—
Purchase of premises and equipment, net	(532)	(873)
Proceeds from sale of foreclosed real estate	183	288
Purchase of bank owned life insurance	(2,000)	—

Net cash from investing activities	(20,013)	(17,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(22,659)	32,668
Proceeds from FHLB advances	18,000	5,000
Repayment of FHLB advances	(6,500)	(7,000)
Change in other borrowed funds	5,573	2,865
Tax effect of nonqualified stock option exercise	9	1
Proceeds from issuance of common stock	146	210
Dividends paid	(1,894)	(1,777)

Net cash from financing activities	(7,325)	31,967

Net change in cash and cash equivalents	(24,179)	17,232
Cash and cash equivalents at beginning of period	39,831	16,398

Cash and cash equivalents at end of period	$15,652	$33,630

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,940	$4,173
Income taxes	$1,840	$1,275
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$15	$—
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation and NWIN, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2006 and December 31, 2005, and the consolidated statements of income and changes in stockholders’ equity for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The income reported for the six-month period ended June 30, 2006 is not necessarily indicative of the results to be expected for the full year.
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
Note 4 — Reclassifications
     Certain amounts reported in the December 31, 2005 consolidated financial statements and the June 30, 2005 Form 10-Q have been reclassified to conform to the June 30, 2006 presentation.
Note 5 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three and months ended June 30, 2006 and June 30, 2005 is presented below:

	(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings per common share:
Net income as reported	$1,653	$1,648	$3,329	$3,255

Weighted average common shares outstanding:	2,791,111	2,782,678	2,789,542	2,779,711

Basic earnings per common share:	$0.59	$0.59	$1.19	$1.17

Diluted earnings per common share:
Net income as reported	$1,653	$1,648	$3,329	$3,255

Weighted average common shares outstanding:	2,791,111	2,782,678	2,789,542	2,779,711

Add: dilutive effect of assumed stock option exercises:	21,489	42,044	22,084	42,387

Weighted average common and dilutive potential common shares outstanding:	2,812,489	2,824,722	2,811,626	2,822,098

Diluted earnings per common share:	$0.58	$0.58	$1.18	$1.15

Note 6 — Stock Based Compensation
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment”, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation”.
     FAS 123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair value based method. FAS 123R became effective January 1, 2006. Beginning January 1, 2006, the Bancorp adopted FAS 123R utilizing the modified prospective accounting method. Under the modified prospective method, the financial statements will not restate compensation expense for prior periods. FAS 123R requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. During the three months ended June 30, 2006, option related compensation expense of $10,000 and tax benefit of $4,000 were recorded. For the six months ended June 30, 2006, option related compensation expense of $19,000 and tax benefit of $9,000 were recorded. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $37,000 in 2006, $22,000 in 2007 and $9,000 in 2008.
          A summary of option activity under the Bancorp’s stock option plan for the six months ended June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	97,385	$22.63

Granted	0	0

Exercised	(6,429)	$20.59

Forfeited or expired	0	0

Outstanding at June 30, 2006	90,956	$22.78	4.8	$756,922

Exercisable at June 30, 2006	45,331	$20.31	3.4	$491,984

          During the six months ended June 30, 2006 and 2005, no stock options were granted from the Bancorp’s stock option plan. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $70,239 and $437,018.

Note 6 — Stock Based Compensation (continued)
     The following pro forma information presents net income and basic and diluted earnings per share had the fair value recognition provisions of FAS 123 for stock-based employee compensation been used for periods prior to the Bancorp’s adoption of FAS 123R:

	(Dollars in thousands, except per share data)
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$1,648	$3,255
Proforma net income	$1,637	$3,233
Weighted average common shares outstanding:
Basic	2,782,678	2,779,711
Diluted	2,824,722	2,822,098
Reported earnings per common share:
Basic	0.59	1.17
Diluted	0.58	1.15
Proforma earnings per common share:
Basic	0.59	1.16
Diluted	0.58	1.15
Note 7 — Effect of Newly Issued Not Yet Effective Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Bancorp is currently evaluating the impact that the adoption of FIN 48 will have on the financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary
     NorthWest Indiana Bancorp (the “Bancorp”) is a bank holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB, an Indiana savings bank, is a wholly-owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for the Bank.
     At June 30, 2006, the Bancorp had total assets of $622.6 million, total loans of $481.2 million and total deposits of $503.1 million. Stockholders’ equity totaled $47.5 million or 7.6% of total assets, with book value per share at $17.00. Net income for the quarter ended June 30, 2006, was $1.7 million, or $0.59 earnings per common share for basic and $0.58 for diluted calculations. The annualized return on average assets (ROA) was 1.07%, while the annualized return on average stockholders’ equity (ROE) was 13.89%, for the three months ended June 30, 2006. Net income for the six months ended June 30, 2006, was $3.3 million, or $1.19 earnings per common share for basic and $1.18 for diluted calculations. The annualized return on average assets (ROA) was 1.08%, while the annualized return on average stockholders’ equity (ROE) was 14.06%, for the six months ended June 30, 2006.
Financial Condition
     During the six months ended June 30, 2006, total assets decreased by $4.9 million (0.8%), with interest-earning assets decreasing by $3.1 million (0.5%). At June 30, 2006, interest-earning assets totaled $579.1 million and represented 93.0% of total assets.
     Loans receivable totaled $481.2 million at June 30, 2006, compared to $469.0 million at December 31, 2005. At June 30, 2006, loans receivable represented 83.1% of interest-earning assets, 77.3% of total assets and 95.6% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $40.7 million (8.5%) in construction and development loans, $237.9 million (49.4%) in residential mortgage loans, $16.7 million (3.5%) in multifamily loans, $111.7 million (23.2%) in commercial real estate loans, $3.7 million (0.8%) in consumer loans, $52.3 million (10.9%) in commercial business and $18.2 million (3.8%) in government and other loans. Adjustable rate loans comprised 55.8% of total loans at June 30, 2006. During the six months ended June 30, 2006, loans increased by $12.1 million (2.6%). During the period, growth occurred in commercial real estate, multifamily, residential and commercial business loans. During the six-month period, loan growth was lower than projected as a result of increased commercial real estate loan pay-off activity.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities of 15 years or greater. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. During the six months ended June 30, 2006, the Bancorp sold $3.0 million in fixed rate mortgages originated for sale compared to $2.6 million during the six months ended June 30, 2005. Net gains realized from sales for the six months ended June 30, 2006 totaled $57 thousand compared to $61 thousand for the six months ended June 30, 2005. At June 30, 2006, the Bancorp had $116 thousand in loans that were classified as loans held for sale.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. The investment portfolio totaled $97.8 million at June 30, 2006, compared to $113.1 million at December 31, 2005, a decrease of $15.3 million (13.5%). At June 30, 2006, the investment portfolio represented 16.9% of interest-earning assets and 15.7% of total assets. The securities portfolio was comprised of 45.7% in U.S. government agency debt securities, 36.2% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 18.1% in municipal securities. At June 30, 2006, securities available-for-sale (“AFS”) totaled $80.8 million or 85.5% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at June 30, 2006, the Bancorp had $3.3 million in Federal Home Loan Bank (FHLB) stock. During the six months ended June 30, 2006, the securities portfolio increased by $4.4 million, while interest bearing balances in financial institutions decreased by $20.1 million as a result of a $25.0 million withdrawal of short-term local government funds.

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
     Risk factors for performing and non-classified loans are based on the average net charge-offs for the most recent five years, which are than stated as a percentage of average loans for the same period. Historical risk factors are calculated for residential, commercial real estate, commercial business, and consumer loans. The historical factors are then adjusted for current subjective risks attributable to: local and national economic factors; loan growth and changes in loan composition; organizational structure; composition of loan staff; loan concentrations; policy changes and out of market lending activity.
     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $2.6 million at June 30, 2006 compared to $2.1 million at December 31, 2005, an increase of $453 thousand or 21%. The increase in non-performing loans at June 30, 2006 is related to one borrower with one commercial business loan and two loans secured by real estate totaling $1.4 million that were placed in non-accrual status during the first quarter of 2006. These loans have been considered impaired at both June 30, 2006 and December 31, 2005. As a result, the impaired loan balances were included in the allowance for loan loss analysis at June 30, 2006 and December 31, 2005, and no additional provisions were required for these loans during 2006. The ratio of non-performing loans to total loans was 0.53% at June 30, 2006 compared to 0.45% at December 31, 2005. The ratio of non-performing loans to total assets was 0.41% at June 30, 2006, compared to 0.34% at December 31, 2005. The June 30, 2006 balance includes $2.3 million in loans accounted for on a non-accrual basis and $307 thousand in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $3.2 million at June 30, 2006 and December 31, 2005. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $8.7 million at June 30, 2006 and December 31, 2005.
     At June 30, 2006 and December 31, 2005, included in non-performing loans are four loans totaling $1.6 million have been classified as impaired. Included in the impaired loan balance are three loans to one commercial borrower totaling $1.4 million that are secured by business assets and real estate and are personally guaranteed by the owner of the business. In addition, one commercial business loan totaling $266 thousand continues to be classified as impaired. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the quarter ended, June 30, 2006.
     At June 30, 2006, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at June 30, 2006, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans.

Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     For the six months ended June 30, 2006, $15 thousand in additions to the ALL account were required, compared to $125 thousand for the quarter ended June 30, 2005. Recoveries, net of charge-offs, totaled $28 thousand for the six months, compared to $10 thousand for the six months ended June 30, 2005. Changes in the provision take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given consideration to increased risks associated within the local economy, changes in loan mix and asset quality.
     The ALL to total loans was 0.88% at June 30, 2006, compared to 0.89% at December 31, 2005, while the ALL to non-performing loans (coverage ratio) was 164.7% at June 30, 2006, compared to 198.1% at December 31, 2005. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been established. The June 30, 2006 balance in the ALL account of $4.2 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     At June 30, 2006, the Bancorp had two properties in foreclosed real estate totaling $134 thousand, compared to two properties totaling $260 thousand at December 31, 2005.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At June 30, 2006, deposits totaled $503.1 million. During the six months ended June 30, 2006, deposits decreased by $22.7 million (4.3%). Money market deposit accounts (MMDA’s) decreased by $17.6 million (12.3%), as a result of a $25.0 million withdrawal of short-term local government funds. Certificates of deposit decreased by $1.7 million (0.8%), as higher cost certificates of deposit were allowed to leave the Bank. During the current period, checking accounts decreased by $1.5 million (1.4%) and savings balances decreased by $1.7 million (0.8%). At June 30, 2006, the deposit base was comprised of 20.8% checking accounts, 25.0% MMDA’s, 11.9% savings accounts and 42.3% certificates of deposit.
     Borrowings are primarily used to fund asset growth not supported by deposit generation. At June 30, 2006, borrowed funds totaled $68.2 million compared to $51.2 million at December 31, 2005, an increase of $17.1 million (33.4%). Retail repurchase agreements totaled $14.3 million at June 30, 2006, compared to $12.1 million at December 31, 2005, an increase of $2.2 million (18.3%). Federal Home Loan Bank (FHLB) fixed, variable and line of credit advances totaled $52.8 million at June 30, 2006, compared to $37.5 million at December 31, 2005, an increase of $15.3 million (40.7%). The increase in FHLB advances is a result of the Bancorp’s strategy to fund earning asset growth with short-term borrowings, instead of higher priced term deposits. In addition, other short-term borrowings totaled $1.2 million at June 30, 2006, compared to $1.6 million at December 31, 2005, a decrease of $406 thousand (25.7%).
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
     During the three months ended June 30, 2006, the Bancorp implemented a deposit reclassification strategy permissible under Federal Reserve Regulation D, which reduced the Bancorp’s legal reserve requirement by approximately $3.0 million. As a result, $3.0 million in noninterest bearing balances became available for investing activities.
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
     During the six months ended June 30, 2006, cash and cash equivalents decreased by $24.2 million compared to a $17.2 million increase for the six months ended June 30, 2005. The primary sources of cash were proceeds from pay downs of securities, loan sales, loan repayments and proceeds from FHLB advances and other borrowed funds. The primary uses of cash were the purchase of securities, funding of withdrawals for short-term local government funds, repayment of FHLB advances, purchase of loan participations, purchase of bank owned life insurance and the payment of common stock dividends. Cash provided for operating activities totaled $3.2 million for the six months ended June 30, 2006, compared to $3.1 million for the period ended June 30, 2005. Cash outflows from investing activities totaled $20.1 million for the current period, compared to $17.8 million for the six months ended June 30, 2005. The change for the current period was primarily due to an increase in loan participations purchased. Net cash outflows from financing activities totaled $7.3 million during the current period compared to net cash inflows of $32.0 million for the six months ended June 30, 2005. The change in net cash inflows from financing activities was primarily due to a $25.0 million withdrawal of short-term local government funds. The Bancorp paid dividends on common stock of $1.9 million during the current six month period compared to $1.8 million for the six months ended June 30, 2005.
     At June 30, 2006, outstanding commitments to fund loans totaled $88.5 million. Approximately 81% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.
     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2006, stockholders’ equity increased by $1.0 million (2.2%). The increase was primarily a result of the Bancorp’s $3.3 million in net income for the current six month period. The Bancorp declared $2.0 million in cash dividends for the six month period ended June 30, 2006. The net unrealized loss on available-for-sale securities, net of tax was $528 thousand for the current period. During the current six month period, the Bancorp received $154 thousand from the issuance of Bancorp common stock from stock-based compensation plans.
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
     The following table shows that, at June 30, 2006, and December 31, 2005, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At June 30, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$53.3	11.6%	$36.7	8.0%	$45.9	10.0%
Tier 1 capital to risk-weighted assets	$49.1	10.7%	$18.4	4.0%	$27.5	6.0%
Tier 1 capital to adjusted average assets	$49.1	7.9%	$18.6	3.0%	$30.9	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$51.7	11.6%	$35.6	8.0%	$44.5	10.0%
Tier 1 capital to risk-weighted assets	$47.5	10.7%	$17.8	4.0%	$26.7	6.0%
Tier 1 capital to adjusted average assets	$47.5	7.9%	$18.1	3.0%	$30.2	5.0%
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
Results of Operations — Comparison of the Quarter Ended June 30, 2006 to the Quarter Ended June 30, 2005
     Net income for the three months ended June 30, 2006 was $1.7 million compared to $1.6 million for the quarter ended June 30, 2005, an increase of $4 thousand (0.3%). The earnings represent a ROA of 1.07% for the quarter ended June 30, 2006, compared to 1.10% for the quarter ended June 30, 2005. The ROE was 13.89% for the quarter ended June 30, 2006, compared to 14.60% for the quarter ended June 30, 2005.
     Net interest income for the three months ended June 30, 2006 was $4.9 million, a decrease of $246 thousand (4.8%), compared to $5.1 million for the quarter ended June 30, 2005. The decrease in net interest income has been negatively impacted by the flat treasury yield curve, lower than projected loan growth and checking account growth, and an increase in MMDA and certificate of deposit funding costs. The weighted-average yield on interest-earning assets was 5.98% for the three months ended June 30, 2006, compared to 5.34% for the three months ended June 30, 2005. The weighted-average cost of funds for the quarter ended June 30, 2006, was 2.64% compared to 1.65% for the quarter ended June 30, 2005. The impact of the 5.98% return on interest-earning assets and the 2.64% cost of funds resulted in an interest rate spread of 3.34% for the current quarter compared to 3.69% for the quarter ended June 30, 2005. During the current quarter, total interest income increased by $1.2 million (16.4%) while total interest expense increased by $1.5 million (64.3%). The net interest margin was 3.56% for the three months ended June 30, 2006, compared to 3.70% for the quarter ended June 30, 2005. On a tax equivalent basis, the Bancorp’s net interest margin was 3.50% for the three months ended June 30, 2006, compared to 3.78% for the quarter ended June 30, 2005 Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the three months ended June 30, 2006, interest income from loans increased by $1.2 million (19.3%) compared to the three months ended June 30, 2005. The increase was due to higher average daily loan balances and an increase in the weighted-average yield. Average daily loan balances were affected by growth in commercial real estate loans, multifamily loans, residential loans and commercial business. The weighted-average yield on loans outstanding was 6.38% for the current quarter compared to 5.84% for the three months ended June 30, 2005. Loan balances averaged $475.6 million for the current quarter, up $39.9 million (9.2%) from $435.7 million for the three months ended June 30, 2005. During the three months ended June 30, 2006, interest income on investments and other deposits decreased by $13 thousand (1.2%) compared to the quarter ended June 30, 2005. The decrease was due to lower balances in interest-bearing balances in financial institutions. The weighted-average yield on securities and other deposits was 4.11% for the current quarter compared to 3.51% for the three months ended June 30, 2005. Securities and other deposits averaged $101.1 million for the current quarter, down $18.7 million (15.6%) from $119.8 million for the three months ended June 30, 2005.
     Interest expense for deposits increased by $1.5 million (64.3%) during the current quarter compared to the three months ended June 30, 2005. The change was due to an increase in the weighted-average rate paid on deposits and increased average balances. The weighted-average rate paid on deposits for the three months ended June 30, 2006 was 2.49% compared to 1.49% for the quarter ended June 30, 2005. Total deposit balances averaged $498.0 million for the current quarter, up $1.5 million (0.3%) from $496.5 million for the quarter ended June 30, 2005. Interest expense on borrowed funds increased by $203 thousand (48.2%) during the current quarter due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 3.69% for the current quarter compared to 3.24% for the three months ended June 30, 2005. Borrowed funds averaged $68.0 million during the quarter ended June 30, 2006, an increase of $15.8 million (30.3%) from $52.2 million for the quarter ended June 30, 2005.
     Noninterest income for the quarter ended June 30, 2006 was $1.1 million, an increase of $146 thousand (16.2%) from $904 thousand for the quarter ended June 30, 2005. During the current quarter fees and service charges totaled $740 thousand, an increase of $136 thousand (22.5%) from $604 thousand for the quarter ended

June 30, 2005. The change was primarily due to the Bancorp’s recently implemented overdraft privilege program. Fees from Trust operations totaled $174 thousand for the quarter ended June 30, 2006, an increase of $22 thousand (13.2%) from $152 thousand for the quarter ended June 30, 2005. Income from increases in the cash value of bank owned life insurance totaled $97 thousand during the current quarter, compared to $80 thousand for the three months ended June 30, 2005. Gains from loan sales totaled $34 thousand for the current quarter, compared to $33 thousand for the quarter ended June 30, 2005. No gains or losses from the sale of securities were realized during the current period, compared to gains of $15 for the quarter ended June 30, 2005.
     Noninterest expense for the quarter ended June 30, 2006 was $3.559 million, down $3 thousand (0.1%) from $3.562 million for the three months ended June 30, 2005. During the current quarter, compensation and benefits totaled $1.8 million, a decrease of $53 thousand (2.8%) from $1.9 million for the quarter ended June 30, 2005. The decrease in compensation and benefits is related to a reduction in the cost for medical benefits and incentive compensation. Occupancy and equipment totaled $609 thousand for the current quarter, an increase of $35 thousand (6.1%) compared to $574 thousand for the quarter ended June 30, 2005. The increase was a result of additional facilities expense related to banking operations. Data processing expense totaled $207 thousand for the three months ended June 30, 2006, an increase of $12 thousand (6.2%) from $195 thousand for the three months ended June 30, 2005. The change was a result of increased utilization of the Bancorp’s core data processing system. Marketing expense related to banking products totaled $72 thousand for the current quarter, an increase of $4 thousand (5.9%) from $68 thousand for the second quarter of 2005. Other expense totaled $827 thousand for the quarter ended June 30, 2006, a decrease of $1 thousand (0.1%) from $828 thousand for the quarter ended June 30, 2005. The Bancorp’s efficiency ratio was 59.8% for the quarter ended June 30, 2006, compared to 58.9% for the three months ended June 30, 2005. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the three months ended June 30, 2006 totaled $722 thousand, compared to $775 thousand for the three months ended June 30, 2005, a decrease of $53 thousand (6.8%). The combined effective federal and state tax rates for the Bancorp was 30.4% for the three months ended June 30, 2006, compared to 32.0% for the three months ended June 30, 2005. The decrease was attributable to an increased investment in bank owned life insurance.
Results of Operations — Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005
     Net income for the six months ended June 30, 2006 was $3.33 million compared to $3.26 million for the six months ended June 30, 2005, an increase of $74 thousand (2.3%). The increase in net income is due to asset quality, increased noninterest income from banking activities and stable operating expenses. The earnings represent a ROA of 1.08% for the six months ended June 30, 2006, compared to 1.12% for the six months ended June 30, 2005. The ROE was 14.06% for the six months ended June 30, 2006, compared to 14.50% for the six months ended June 30, 2005.
     Net interest income for the six months ended June 30, 2006 was $9.9 million, a decrease of $265 thousand (2.6%), compared to $10.2 million for the six months ended June 30, 2005. The decrease in net interest income has been negatively impacted by the flat treasury yield curve, lower than projected loan growth and checking account growth, and an increase in MMDA and certificate of deposit funding costs. The weighted-average yield on interest-earning assets was 5.89% for the six months ended June 30, 2006, compared to 5.34% for the six months ended June 30, 2005. The weighted-average cost of funds for the six months ended June 30, 2006, was 2.48% compared to 1.59% for the six months ended June 30, 2005. The impact of the 5.89% return on interest-earning assets and the 2.48% cost of funds resulted in an interest rate spread of 3.40% for the current six months compared to 3.76% for the six months ended June 30, 2005. During the current six months, total interest income increased by $2.5 million (17.4%) while total interest expense increased by $2.8 million (65.8%). The net interest margin was 3.46% for the six months ended June 30, 2006, compared to 3.78% for the six months ended June 30, 2005. On a tax equivalent basis, the Bancorp’s net interest margin was 3.56% for the six months ended June 30, 2006, compared to 3.86% for the six months ended June 30, 2005
     During the six months ended June 30, 2006, interest income from loans increased by $2.2 million (17.8%) compared to the six months ended June 30, 2005. The increase was due to higher average daily loan balances and an increase in the weighted-average yield. Average daily loan balances were affected by growth in commercial real estate loans, multifamily loans, residential loans and commercial business. The weighted-average yield on loans outstanding was 6.30% for the current six months compared to 5.78% for the six months ended June 30, 2005. Loan balances averaged $470.4 million for the current six months, up $35.4 million (8.1%) from $435.0 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, interest income on investments and other deposits increased by $269 thousand (14.6%) compared to the six months ended June 30, 2005. The increase was due to an increase in the weighted-average yield. The weighted-average yield on securities and other deposits was 4.04% for the current six months compared to 3.52% for the six months ended June 30, 2005. Securities and other deposits averaged $104.6 million for the current six months, down $181 thousand (0.2%) from $104.8 million for the six months ended June 30, 2005.
     Interest expense for deposits increased by $2.5 million (74.2%) during the current six months compared to the six months ended June 30, 2005. The change was due to an increase in the weighted-average rate paid on deposits and increased average balances. The weighted-average rate paid on deposits for the six months ended June 30, 2006 was 2.35% compared to 1.41% for the six months ended June 30, 2005. Total deposit balances averaged $502.7 million for the current six months, up $22.4 million (4.7%) from $480.3 million for the six months ended June 30, 2005. Interest expense on borrowed funds increased by $263 thousand (31.7%) during the current six months due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 3.62% for the current six months compared to 3.20% for the six months ended June 30, 2005. Borrowed funds averaged $60.4 million during the six months ended June 30, 2006, an increase of $8.4 million (16.1%) from $52.0 million for the six months ended June 30, 2005.
     Noninterest income for the six months ended June 30, 2006 was $2.1 million, an increase of $383 thousand (22.5%) from $1.7 million for the six months ended June 30, 2005. During the current six months fees and service charges totaled $1.5 million, an increase of $340 thousand (30.4%) from $1.1 million for the six months ended June 30, 2005. The change was primarily due to the Bancorp’s recently implemented overdraft privilege program. Fees from Trust operations totaled $336 thousand for the six months ended June 30, 2006, an increase of $33 thousand (10.9%) from $303 thousand for the six months ended June 30, 2005. Income from increases in the cash value of bank owned life insurance totaled $172 thousand during the current six months, compared to $160 thousand for the six months ended June 30, 2005. Gains from loan sales totaled $57 thousand for the current six months, compared to $61 thousand for the six months ended June 30, 2005. No gains or losses from the sale of securities were realized during the current period, compared to $29 thousand for the six months ended June 30, 2005.
     Noninterest expense for the six months ended June 30, 2006 was $7.2 million, up $201 thousand (2.9%) from $7.0 million for the six months ended June 30, 2005. During the current six months, compensation and benefits totaled $3.7 million, a decrease of $35 thousand (0.9%) from $3.8 million for the six months ended June 30, 2005. The decrease in compensation and benefits is related to a reduction in the cost for medical benefits and incentive compensation. Occupancy and equipment totaled $1.2 million for the current six months, an increase of $84 thousand (7.4%) compared to $1.1 million for the six months ended June 30, 2005. The increase was a result of additional facilities expense related to banking operations. Data processing expense totaled $409 thousand for the six months ended June 30, 2006, an increase of $29 thousand (7.6%) from $380 thousand for the six months ended June 30, 2005. The change was a result of increased utilization of the Bancorp’s core data processing system. Marketing expense related to banking products totaled $169 thousand for the current six months, an increase of $30 thousand (21.6%) from $139 thousand for the six months ended June 30, 2005. The increase in marketing expense is related to advertising the Bancorp’s brand within local markets. Other expense totaled $1.7 million for the six months ended June 30, 2006, an increase of $92 thousand (5.9%) from $1.6 million for the six months ended June 30, 2005. The increase was due to expense associated with third party professional services and the Bancorp’s investment in limited partnerships. The Bancorp’s efficiency ratio was 59.7% for the six months ended June 30, 2006, compared to 58.6% for the six months ended June 30, 2005. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the six months ended June 30, 2006 totaled $1.50 million, compared to $1.55 million for the six months ended June 30, 2005, a decrease of $47 thousand (3.0%). The combined effective federal and state tax rate for the Bancorp was 31.1% for the six months ended June 30, 2006, compared to 32.2% for the six months ended June 30, 2005. The decrease was due to an increased investment in tax-exempt investments and bank owned life insurance.
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
     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of June 30, 2006 and December 31, 2005. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

June 30, 2006:

	Net Interest Income			Net Economic Value of Equity
Change in rates	Amount	% Chg.	Policy	Amount	% Chg.	Policy
			Limit %			Limit %
2%	$20,325	-4.8%	-20.0%	$56,321	-15.9%	-35%
1%	$20,885	-2.2%	-7.5%	$61,792	-7.8%	-15%
0%	$21,348	0.0%		$66,985	0.0%
-1%	$21,169	-0.8%	-7.5%	$70,515	5.3%	-15%
-2%	$20,740	-2.8%	-20.0%	$70,902	5.8%	-35%
December 31, 2005:

	Net Interest Income			Net Economic Value of Equity
Change in rates	Amount	% Chg.	Policy	Amount	% Chg.	Policy
			Limit %			Limit %
2%	$20,849	-2.9%	-20%	$54,700	-14.5%	-35%
1%	$21,206	-1.2%	-7.5%	$59,368	-7.2%	-15%
0%	$21,464	0.0%		$64,004	0.0%
-1%	$21,014	-2.1%	-7.5%	$66,431	3.8%	-15%
-2%	$19,988	-6.9%	-20%	$65,242	1.9%	-35%
     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At June 30, 2006, an increase in interest rates of 2% would have resulted in a 4.8% decrease in net interest income and a 15.9% decrease in the net economic value of equity compared to decreases of 2.9% and 14.5% at December 31, 2005. During the six months ended June 30, 2006, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities of 15 years and greater, maintaining the short duration of the securities portfolio, and implementing deposit funding and pricing strategies.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
     The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2006, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting.
     There was no significant change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
There are no matters reportable under this item.
Item 4. Submission of Matters to a Vote of Security Holders
The Bancorp held its annual meeting of shareholders on April 19, 2006. At this meeting the shareholders:
1.	Elected the following directors for a three-year term:

	Number of Votes
	For	Withheld	Against
David A. Bochnowski	1,948,589	7,008	—
James L. Wieser	1,922,330	27,291	5,976
Kenneth V. Krupinski	1,945,589	7,008	3,000
Anthony Puntillo, DDS, MSD	1,928,962	7,008	19,627
     Other directors whose term of office as a director continued after the meeting include:

Frank J. Bochnowski	Edward J. Furticella
Leroy F. Cataldi	Joel Gorelick
Lourdes M. Dennison	Stanley E. Mize
Donald P. Fesko
2.	Ratified the appointment of Crowe Chizek and Company LLC as the auditors for the Bancorp for the year ending December 31, 2006.

	For	Against	Abstain
Number of Votes	1,634,852	50	320,695
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

NORTHWEST INDIANA BANCORP
Date: August 10, 2006	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: August 10, 2006	/s/ Robert T. Lowry
Robert T. Lowry
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications