Form 10-Q
period 2006-09-30
NORTHWEST INDIANA BANCORP
filed 2006-11-13
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2006, or

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 2,793,057 shares of the registrant’s Common Stock, without par value, outstanding at October 31, 2006.

NorthWest Indiana Bancorp
Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, September 30, 2006 and December 31, 2005	1

	Consolidated Statements of Income, Three and Nine Months Ended September 30, 2006 and 2005	2

	Consolidated Statements of Changes in Stockholders’ Equity, Three and Nine Months Ended September 30, 2006 and 2005	3

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2006 and 2005	4

	Notes to Consolidated Financial Statements	5 — 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 — 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17 — 18

Item 4.	Controls and Procedures	19

PART II. Other Information		20

SIGNATURES		21

EXHIBITS		22 — 25
EX-31.1
EX-31.2
EX-32.1

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	September 30,
	2006	December 31,
(Dollars in thousands)	(unaudited)	2005

ASSETS

Cash and non-interest bearing balances in financial institutions	$10,272	$19,772
Interest bearing balances in financial institutions	20,385	20,059

Total cash and cash equivalents	30,657	39,831

Securities available-for-sale	82,642	76,382
Securities held-to-maturity; fair value: September 30, 2006 — $13,750 December 31, 2005 — $13,668	13,693	13,711
Loans held for sale	128	—
Loans receivable	472,383	469,043
Less: allowance for loan losses	(4,261)	(4,181)

Net loans receivable	468,122	464,862
Federal Home Loan Bank stock	3,708	2,987
Accrued interest receivable	3,013	2,986
Premises and equipment	14,168	14,510
Foreclosed real estate	308	260
Cash value of bank owned life insurance	10,723	8,457
Other assets	3,322	3,453

Total assets	$630,484	$627,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$44,325	$49,204
Interest bearing	482,743	476,527

Total	527,068	525,731
Borrowed funds	50,652	51,153
Accrued expenses and other liabilities	3,796	4,122

Total liabilities	581,516	581,006

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: September 30, 2006 — 2,863,680 December 31, 2005 — 2,856,539	358	357
shares outstanding: September 30, 2006 — 2,793,057 December 31, 2005 — 2,785,916
Additional paid in capital	4,516	4,299
Accumulated other comprehensive loss	(756)	(1,089)
Retained earnings	46,372	44,388
Treasury stock, common shares at cost: September 30, 2006 — 70,623 December 31, 2005 — 70,623	(1,522)	(1,522)

Total stockholders’ equity	48,968	46,433

Total liabilities and stockholders’ equity	$630,484	$627,439

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest income:
Loans receivable
Real estate loans	$6,617	$5,630	$19,149	$16,437
Commercial loans	1,132	964	3,283	2,596
Consumer loans	61	64	193	199

Total loan interest	7,810	6,658	22,625	19,232

Securities	1,020	851	2,969	2,397
Other interest earning assets	77	48	241	346

Total interest income	8,907	7,557	25,835	21,975

Interest expense:
Deposits	3,492	2,082	9,393	5,470
Borrowed funds	693	469	1,787	1,300

Total interest expense	4,185	2,551	11,180	6,770

Net interest income	4,722	5,006	14,655	15,205
Provision for loan losses	0	40	15	165

Net interest income after provision for loan losses	4,722	4,966	14,640	15,040

Noninterest income:
Fees and service charges	756	621	2,213	1,738
Trust operations	159	129	495	432
Gain on sale of securities, net	—	34	—	63
Gain on sale of loans, net	51	21	107	82
Increase in cash value of bank owned life insurance	93	73	266	234
Gain/(loss) on sale of foreclosed real estate	(2)	—	40	8
Other	5	5	30	32

Total noninterest income	1,062	883	3,151	2,589

Noninterest expense:
Compensation and benefits	1,859	1,804	5,585	5,564
Occupancy and equipment	588	612	1,809	1,749
Data processing	204	198	614	578
Marketing	83	66	252	205
Other	824	822	2,477	2,384

Total noninterest expense	3,558	3,502	10,737	10,480

Income before income tax expenses	2,226	2,347	7,054	7,149
Income tax expenses	639	738	2,139	2,285

Net income	$1,587	$1,609	$4,915	$4,864

Earnings per common share:
Basic	$0.57	$0.58	$1.76	$1.75
Diluted	$0.57	$0.57	$1.75	$1.72

Dividends declared per common share	$0.35	$0.33	$1.05	$0.99
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Balance at beginning of period	$47,454	$45,392	$46,433	$44,097

Comprehensive income:
Net income	1,587	1,609	4,915	4,864
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	861	(90)	333	(426)

Comprehensive income	2,447	1,519	5,248	4,438

Issuance of common stock, under stockbased compensation plan, including tax effects	35	93	189	305

Stock Option Compensation	10	—	29	—

Cash dividends	(978)	(921)	(2,931)	(2,757)
Purchase of treasury stock		(82)		(82)

Balance at end of period	$48,968	$46,001	$48,968	$46,001

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,915	$4,864

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(6,584)	(3,813)
Sale of loans originated for sale	6,524	3,898
Depreciation and amortization, net of accretion	1,012	1,205
Amortization of mortgage servicing rights	66	68
Amortization of investment in real estate limited partnerships	24	45
Equity in (gain)/loss of investment in limited partnership, net of interest received	61	—
Stock Option Compensation	29
Federal Home Loan Bank stock dividend	—	(61)
Net gains on sale of securities	—	(63)
Net gains on sale of loans	(107)	(82)
Net gain on sale of foreclosed real estate	(40)	(8)
Provision for loan losses	15	165
Net change in:
Interest receivable	(27)	(131)
Cash value of bank owned life insurance	(266)	(233)
Other assets	(159)	475
Accrued expenses and other liabilities	(385)	(852)

Total adjustments	163	629

Net cash from operating activities	5,078	5,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	9,980	10,799
Proceeds from sales of securities available-for-sale	—	4,029
Purchase of securities available-for-sale	(15,758)	(22,457)
Purchase of securities held-to-maturity	—	(2,939)
Proceeds from maturities and pay downs of securities held-to-maturity	8	12
Loan participations purchased	(10,760)	(17,797)
Net change in loans receivable	7,280	845
Purchase of Federal Home Loan Bank Stock	(721)
Purchase of premises and equipment, net	(631)	(1,433)
Proceeds from sale of foreclosed real estate	197	288
Purchase of bank owned life insurance	(2,000)	—

Net cash from investing activities	(12,405)	(28,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	1,337	27,781
Proceeds from FHLB advances	26,000	4,000
Repayment of FHLB advances	(26,500)	(9,000)
Change in other borrowed funds	(1)	2,136
Tax effect of nonqualified stock option exercise	13
Proceeds from issuance of common stock	176	305
Dividends paid	(2,872)	(2,697)

Net cash from financing activities	(1,847)	22,443

Net change in cash and cash equivalents	(9,174)	(717)
Cash and cash equivalents at beginning of period	39,831	16,398

Cash and cash equivalents at end of period	$30,657	$15,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,147	$6,698
Income taxes	$2,490	$2,025
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$205	$—
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2006 and December 31, 2005, and the consolidated statements of income and changes in stockholders’ equity for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The income reported for the nine-month period ended September 30, 2006 is not necessarily indicative of the results to be expected for the full year.
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
Note 4 — Reclassifications
     Certain amounts reported in the December 31, 2005 consolidated financial statements and the September 30, 2005 Form 10-Q have been reclassified to conform to the September 30, 2006 presentation.
Note 5 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three and months ended September 30, 2006 and September 30, 2005 is presented below:

		(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per common share:
Net income as reported	$1,587	$1,609	$4,915	$4,864

Weighted average common shares outstanding:	2,796,611	2,783,910	2,790,576	2,781,126

Basic earnings per common share:	$0.57	$0.58	$1.76	$1.75

Diluted earnings per common share:
Net income as reported	$1,587	$1,609	$4,915	$4,864

Weighted average common shares outstanding:	2,796,611	2,783,910	2,790,576	2,781,126

Add: dilutive effect of assumed stock option exercises:	22,251	38,521	21,469	40,833

Weighted average common and dilutive potential common shares outstanding:	2,818,862	2,822,431	2,812,045	2,821,959

Diluted earnings per common share:	$0.57	$0.57	$1.75	$1.72

Note 6 — Stock Based Compensation
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment”, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation”.
     FAS 123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair value based method. FAS 123R became effective January 1, 2006. Beginning January 1, 2006, the Bancorp adopted FAS 123R utilizing the modified prospective accounting method. Under the modified prospective method, the financial statements will not restate compensation expense for prior periods. FAS 123R requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. During the three months ended September 30, 2006, option related compensation expense of $10,000 was recorded. For the nine months ended September 30, 2006, option related compensation expense of $29,000 was recorded. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $37,000 in 2006, $22,000 in 2007 and $9,000 in 2008.
     A summary of option activity under the Bancorp’s stock option plan for the nine months ended September 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2006	97,385	$22.63

Granted	0	0

Exercised	(7,591)	$20.56

Forfeited or expired	0	0

Outstanding at September 30, 2006	89,794	$22.81	4.7	$870,218

Exercisable at September 30, 2006	44,169	$20.31	3.1	$538,413

     During the nine months ended September 30, 2006 and 2005, no stock options were granted from the Bancorp’s stock option plan. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $90,621 and $199,858.

Note 6 — Stock Based Compensation (continued)
     The following pro forma information presents net income and basic and diluted earnings per share had the fair value recognition provisions of FAS 123 for stock-based employee compensation been used for periods prior to the Bancorp’s adoption of FAS 123R:

	(Dollars in thousands, except per share data)
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income as reported	$1,609	$4,864
Proforma net income	$1,597	$4,830
Weighted average common shares outstanding:
Basic	2,783,910	2,781,126
Diluted	2,822,431	2,821,959
Reported earnings per common share:
Basic	0.58	1.75
Diluted	0.57	1.72
Proforma earnings per common share:
Basic	0.57	1.74
Diluted	0.57	1.71
Note 7 — Effect of Newly Issued Not Yet Effective Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes, as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or January 1, 2007 for calendar year-end companies. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Bancorp has evaluated the impact of the pronouncement and believes there would be no impact to the Bancorp’s financial position and results of operations.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” that requires companies to recognize the funded status of its defined benefit pension and postretirement plans as an asset or liability on the balance sheet rather than being disclosed in the notes to the financial statements. The over-funded or under-funded status (asset or liability) would be measured as the difference between the fair value of plan assets and the projected benefit obligation for pensions and the accumulated post-retirement benefit obligation for other post-retirement benefits. Actuarial gains and losses and prior service costs and credits that arise subsequent to the effective date would be recognized, net of tax, as a component of other comprehensive income and would continue to be amortized into earnings in future periods as a component of net periodic benefit cost. Any remaining unrecognized net transition asset or obligation from the initial adoption of FASB Statements No. 87 and 106, net of tax, would be recognized in other comprehensive income rather than expense, and as such, this is the only change, if applicable, that would alter the amount of expense recognized by an entity. In addition, employers are required to set the measurement date as of the balance sheet date, rather than having the option of any date up to three months prior to the fiscal year-end. Plan assets and obligations would not be required to be remeasured for interim period reporting. The requirement to recognize the funded status in the balance sheet is effective for fiscal years ending after December 15, 2006 and the requirement to measure plan assets and benefit obligations as of the balance sheet date is not effective until fiscal years ending after December 15, 2008. The Bancorp is currently evaluating the impact of the statement on its financial position.
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” to provide guidance on how to measure fair value, which would apply broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements. The statement defines fair value, provides a hierarchy that prioritizes inputs that should be used in valuation techniques used to measure fair value, and expands current disclosures about the use of fair value to measure assets and liabilities. The disclosures focus on the methods used for the measurements and their effect on earnings and would apply whether the assets were measured at fair value in all periods, such as trading securities, or in only some periods, such as for impaired assets. A transition adjustment would be recognized as a cumulative-effect adjustment to beginning retained earnings for the fiscal year in which statement is initially adopted. This adjustment is measured as the difference between the carrying amounts and the fair values of those financial instruments at the date of adoption. The statement is effective for fiscal years beginning after November 15, 2007 (or January 1, 2008 for calendar-year companies) and interim periods within those fiscal years. The Bancorp is currently evaluating the impact of the statement on its financial position, results of operations, and liquidity.
     In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108, which was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Bancorp is in process evaluating the potential impact of the standard for future periods.
     Under EITF 06-4: Accounting for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements, the EITF reached a consensus that requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer who is the policyholder has a liability for the benefit it is providing to the employee. The employer has agreed to maintain the insurance policy in force for the employee’s benefit during his retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Also, if the employer has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized under SFAS 106. As of September 20, 2006, the FASB board ratified the above. It is applicable for fiscal years beginning after December 15, 2006. The Bancorp is currently evaluating the impact of this interpretation on its financial condition and results of operations.
     Under EITF 06-5: Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”, the Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual life policy. The Task force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy should be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. The Bancorp is currently evaluating the impact of this interpretation on its financial condition and results of operations.

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
     At September 30, 2006, the Bancorp had total assets of $630.5 million, total loans of $472.4 million and total deposits of $527.1 million. Stockholders’ equity totaled $49.0 million or 7.8% of total assets, with book value per share at $17.53. Net income for the quarter ended September 30, 2006, was $1.6 million, or $0.57 earnings per common share for both basic and diluted calculations. The annualized return on average assets (ROA) was 1.02%, while the annualized return on average stockholders’ equity (ROE) was 13.11%, for the three months ended September 30, 2006. Net income for the nine months ended September 30, 2006, was $4.9 million, or $1.76 earnings per common share for basic and $1.75 for diluted calculations. The annualized return on average assets (ROA) was 1.06%, while the annualized return on average stockholders’ equity (ROE) was 13.71%, for the nine months ended September 30, 2006.
Financial Condition
     During the nine months ended September 30, 2006, total assets increased by $3.0 million (0.5%), with interest-earning assets increasing by $10.8 million (1.8%). At September 30, 2006, interest-earning assets totaled $592.9 million and represented 94.0% of total assets.
     Loans receivable totaled $472.4 million at September 30, 2006, compared to $469.0 million at December 31, 2005. At September 30, 2006, loans receivable represented 79.7% of interest-earning assets, 74.9% of total assets and 89.6% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $45.5 million (9.6%) in construction and development loans, $236.8 million (50.1%) in residential mortgage loans, $16.2 million (3.4%) in multifamily loans, $110.4 million (23.4%) in commercial real estate loans, $3.4 million (0.7%) in consumer loans, $47.6 million (10.1%) in commercial business and $12.3 million (2.6%) in government and other loans. Adjustable rate loans comprised 57.3% of total loans at September 30, 2006. During the nine months ended September 30, 2006, loans increased by $3.3 million (0.7%). During the period, growth occurred in commercial real estate, multifamily and residential real estate. During the nine-month period, loan growth was lower than projected as a result of increased commercial loan pay-off activity.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities of 15 years or greater. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. During the nine months ended September 30, 2006, the Bancorp sold $6.5 million in fixed rate mortgages originated for sale compared to $2.6 million during the nine months ended September 30, 2005. Net gains realized from sales for the nine months ended September 30, 2006, totaled $107 thousand compared to $82 thousand for the nine months ended September 30, 2005. At September 30, 2006, the Bancorp had $128 thousand in loans that were classified as loans held for sale.
     On September 1, 2006, the Bancorp formed an Indiana Real Estate Investment Trust, NWIN Funding, Inc. The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. As a result, $127.4 million in real estate loans were paid as a dividend for an initial capital contribution from the Bank to NWIN Funding, Inc. on September 1, 2006.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. The investment portfolio totaled $120.4 million at September 30, 2006, compared to $113.1 million at December 31, 2005, an increase of $7.3 million (6.4%). At September 30, 2006, the investment portfolio represented 20.3% of interest-earning assets and 19.1% of total assets. The securities portfolio was comprised of 45.1% in U.S. government agency debt securities, 36.7% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 18.2% in municipal securities. At September 30, 2006, securities available-for-sale (“AFS”) totaled $82.6 million or 85.8% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at September 30, 2006, the Bancorp had $3.7 million in Federal Home Loan Bank (FHLB) stock. During the nine months ended September 30,

2006, the securities portfolio increased by $7.0 million, while interest bearing balances in financial institutions increased by $326 thousand.
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
     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $3.0 million at September 30, 2006 compared to $2.1 million at December 31, 2005, an increase of $899 thousand or 43%. The increase in non-performing loans at September 30, 2006 is related to two borrowers. The first borrower has one commercial business loan and two loans secured by real estate totaling $1.2 million that were placed in non-accrual status during the first quarter of 2006. These loans have been considered impaired at both September 30, 2006 and December 31, 2005. As a result, the impaired loan balances were included in the allowance for loan loss analysis at September 30, 2006 and December 31, 2005, and no additional provisions were required for these loans during 2006. The second borrower has one commercial real estate loan totaling $701 thousand that was placed in non-accrual status during the third quarter of 2006. The ratio of non-performing loans to total loans was 0.64% at September 30, 2006, compared to 0.45% at December 31, 2005. The ratio of non-performing loans to total assets was 0.48% at September 30, 2006, compared to 0.34% at December 31, 2005. The September 30, 2006 non-performing loan balances include $2.7 million in loans accounted for on a non-accrual basis and $299 thousand in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $6.4 million at September 30, 2006, compared to $3.2 million at December 31, 2005. The increase in substandard loans is primarily related to an increase in loans secured by residential and commercial real estate loans. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $6.8 million at September 30, 2006, compared to $8.7 million at December 31, 2005.
     At September 30, 2006, impaired loans totaled $1.2 million, compared to $1.7 million at December 31, 2005. The impaired loan balances were also classified as non-performing loans at the end of both periods. The September 30, 2006 impaired loan balances consist of three impaired loans to one commercial borrower that are secured by business assets and real estate, and are personally guaranteed by the owner of the business. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the quarter ended, September 30, 2006.

     At September 30, 2006, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at September 30, 2006, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     The Bancorp has a $1.1 million participation in a $6.4 million letter of credit. While the Bancorp’s management currently believes that the principal of the borrower has the financial ability to meet future bond repayment obligations, there are concerns related to the principal being able to comply with bond terms. Management will continue to monitor the letter of credit and bond repayments.
     For the nine months ended September 30, 2006, $15 thousand in additions to the ALL account were required, compared to $165 thousand for the nine months ended September 30, 2005. The December 31, 2005 ALL contained a specific allowance for the collateral deficiency associated with three loans totaling $1.4 million, which had been classified as impaired at September 30, 2006 and December 31, 2005, and placed in non-accrual status during the first quarter of 2006. Recoveries, net of charge-offs, totaled $65 thousand for the current nine months, compared to recoveries, net of charge-offs of $32 thousand for the nine months ended September 30, 2005. Changes in the provision take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given consideration to increased risks associated within the local economy, changes in loan mix and asset quality.
     The ALL to total loans was 0.90% at September 30, 2006, compared to 0.89% at December 31, 2005, while the ALL to non-performing loans (coverage ratio) was 141.6% at September 30, 2006, compared to 198.1% at December 31, 2005. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been established. The September 30, 2006 balance in the ALL account of $4.3 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     At September 30, 2006, the Bancorp had two properties in foreclosed real estate totaling $308 thousand, compared to two properties totaling $260 thousand at December 31, 2005.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At September 30, 2006, deposits totaled $527.1 million. During the nine months ended September 30, 2006, deposits increased by $1.3 million (0.3%). Money market deposit accounts (MMDA’s) increased by $16.5 million (11.5%). Certificates of deposit decreased by $4.6 million (2.2%), as higher cost certificates of deposit were allowed to leave the Bank. During the current period, checking accounts decreased by $5.9 million (5.5%) and savings balances decreased by $4.6 million (7.5%). At September 30, 2006, the deposit base was comprised of 19.0% checking accounts, 30.3% MMDA’s, 10.8% savings accounts and 39.9% certificates of deposit.
     Borrowings are primarily used to fund asset growth not supported by deposit generation. At September 30, 2006, borrowed funds totaled $50.7 million compared to $51.2 million at December 31, 2005, a decrease of $501 thousand (1.0%). Retail repurchase agreements totaled $12.4 million at September 30, 2006, compared to $12.1 million at December 31, 2005, an increase of $304 thousand (2.5%). Federal Home Loan Bank (FHLB) fixed, variable and line of credit advances totaled $37.0 million at September 30, 2006, compared to $37.5 million at December 31, 2005, a decrease of $500 thousand (1.3%). In addition, other short-term borrowings totaled $1.3 million at September 30, 2006, compared to $1.6 million at December 31, 2005, a decrease of $309 thousand (19.5%).

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
     During the nine months ended September 30, 2006, cash and cash equivalents decreased by $9.2 million compared to a $717 thousand decrease for the nine months ended September 30, 2005. The primary sources of cash were proceeds from pay downs of securities, loan sales, loan repayments and proceeds from FHLB advances and other borrowed funds. The primary uses of cash were the purchase of securities, funding of withdrawals for short-term local government funds, repayment of FHLB advances, purchase of loan participations, purchase of bank owned life insurance and the payment of common stock dividends. Cash provided for operating activities totaled $5.1 million for the nine months ended September 30, 2006, compared to $5.5 million for the period ended September 30, 2005. Cash outflows from investing activities totaled $12.4 million for the current period, compared to $28.7 million for the nine months ended September 30, 2005. The change for the current period was primarily due to a decrease in loan participations purchased and purchase of securities. Net cash outflows from financing activities totaled $1.8 million during the current period compared to net cash inflows of $22.4 million for the nine months ended September 30, 2005. The change in net cash inflows from financing activities was primarily due to a $25.0 million deposit of short-term local government funds in 2005. The Bancorp paid dividends on common stock of $2.9 million during the current nine month period compared to $2.7 million for the nine months ended September 30, 2005.
     At September 30, 2006, outstanding commitments to fund loans totaled $93.8 million. Approximately 83% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.
     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2006, stockholders’ equity increased by $2.5 million (5.5%). The increase was primarily a result of the Bancorp’s $4.9 million in net income for the current nine month period. The Bancorp declared $2.9 million in cash dividends for the nine month period ended September 30, 2006. The net unrealized gain on available-for-sale securities, net of tax was $333 thousand for the current nine months. During the current nine month period, the Bancorp received $189 thousand from the issuance of Bancorp common stock from stock-based compensation plans.
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
     The table on the following page shows that, at September 30, 2006, and December 31, 2005, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At September 30, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$54.0	11.9%	$36.4	8.0%	$45.5	10.0%
Tier 1 capital to risk-weighted assets	$49.7	10.9%	$18.2	4.0%	$27.3	6.0%
Tier 1 capital to adjusted average assets	$49.7	8.0%	$18.7	3.0%	$31.1	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$51.7	11.6%	$35.6	8.0%	$44.5	10.0%
Tier 1 capital to risk-weighted assets	$47.5	10.7%	$17.8	4.0%	$26.7	6.0%
Tier 1 capital to adjusted average assets	$47.5	7.9%	$18.1	3.0%	$30.2	5.0%
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
Results of Operations — Comparison of the Quarter Ended September 30, 2006 to the Quarter Ended September 30, 2005
     Net income for the three months ended September 30, 2006 was $1.59 million, compared to $1.61 million for the quarter ended September 30, 2005, a decrease of $22 thousand (1.4%). The earnings represent a ROA of 1.02% for the quarter ended September 30, 2006, compared to 1.11% for the quarter ended September 30, 2005. The ROE was 13.11% for the quarter ended September 30, 2006, compared to 14.04% for the quarter ended September 30, 2005.
     Net interest income for the three months ended September 30, 2006 was $4.7 million, a decrease of $284 thousand (5.7%), compared to $5.0 million for the quarter ended September 30, 2005. The decrease in net interest income has been negatively impacted by the inverted treasury yield curve, lower than projected loan growth and checking account growth, and an increase in MMDA and certificate of deposit funding costs. The weighted-average yield on interest-earning assets was 6.15% for the three months ended September 30, 2006, compared to 5.60% for the three months ended September 30, 2005. The weighted-average cost of funds for the quarter ended September 30, 2006, was 2.94% compared to 1.93% for the quarter ended September 30, 2005. The impact of the 6.15% return on interest-earning assets and the 2.94% cost of funds resulted in an interest rate spread of 3.21% for the current quarter compared to 3.67% for the quarter ended September 30, 2005. During the current quarter, total interest income increased by $1.4 million (17.9%) while total interest expense increased by $1.6 million (64.1%). The net interest margin was 3.26% for the three months ended September 30, 2006, compared to 3.71% for the quarter ended September 30, 2005. On a tax equivalent basis, the Bancorp’s net interest margin was 3.36% for the three months ended September 30, 2006, compared to 3.81% for the quarter ended September 30, 2005 Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the three months ended September 30, 2006, interest income from loans increased by $1.2 million (17.3%), compared to the three months ended September 30, 2005. The increase was due to higher average daily loan balances and an increase in the weighted-average yield. Average daily loan balances were affected by growth in commercial real estate loans, multifamily loans and residential loans. The weighted-average yield on loans outstanding was 6.57% for the current quarter compared to 6.00% for the three months ended September 30, 2005. Loan balances averaged $475.4 million for the current quarter, up $31.7 million (7.1%) from $443.7 million for the three months ended September 30, 2005. During the three months ended September 30, 2006, interest income on investments and other deposits increased by $198 thousand (22.0%), compared to the quarter ended September 30, 2005. The increase was due to higher balances in interest-bearing balances in financial institutions. The weighted-average yield on securities and other deposits was 4.22%, for the current quarter compared to 3.76% for the three months ended September 30, 2005. Securities and other deposits averaged $104.0 million for the current quarter, up $8.4 million (8.8%) from $95.6 million for the three months ended September 30, 2005.
     Interest expense for deposits increased by $1.4 million (64.1%) during the current quarter compared to the three months ended September 30, 2005. The change was due to an increase in the weighted-average rate paid on deposits and increased average balances. The weighted-average rate paid on deposits for the three months ended September 30, 2006 was 2.80%, compared to 1.76% for the quarter ended September 30, 2005. Total deposit balances averaged $498.7 million for the current quarter, up $24.7 million (5.2%) from $474.0 million for the quarter ended September 30, 2005. Interest expense on borrowed funds increased by $224 thousand (47.8%) during the current quarter due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 3.94% for the current quarter compared to 3.36% for the three months ended September 30, 2005. Borrowed funds averaged $70.3 million during the quarter ended September 30, 2006, an increase of $14.6 million (26.2%) from $55.7 million for the quarter ended September 30, 2005.
     Noninterest income for the quarter ended September 30, 2006 was $1.1 million, an increase of $179 thousand (20.3%) from $883 thousand for the quarter ended September 30, 2005. During the current quarter fees and service charges totaled $756 thousand, an increase of $135 thousand (21.7%) from $621 thousand for the quarter ended September 30, 2005. The change was primarily due to the Bancorp’s recently implemented overdraft privilege program. Fees from Trust operations totaled $159 thousand for the quarter ended September 30, 2006, an increase of $30 thousand (23.0%) from $129 thousand for the quarter ended September 30, 2005. Income from increases in the cash value of bank owned life insurance totaled $93 thousand, an increase of $20 thousand (27.4%) during the current quarter, compared to $73 thousand for the three months ended September 30, 2005. Gains from loan sales totaled $51 thousand for the current quarter, an increase of $30 thousand (142.9%), compared to $21 thousand for the quarter ended September 30, 2005. No gains or losses from the sale of securities were realized during the current period, compared to gains of $34 for the quarter ended September 30, 2005.
     Noninterest expense for the quarter ended September 30, 2006 was $3.6 million, an increase of $56 thousand (1.6%) from $3.5 million for the three months ended September 30, 2005. During the current quarter, compensation and benefits totaled $1.9 million, an increase of $55 thousand (3.1%) from $1.8 million for the quarter ended September 30, 2005. The increase was primarily due to increased compensation, related to annual salary increases. Occupancy and equipment totaled $588 thousand for the current quarter, a decrease of $24 thousand (4.0%) compared to $612 thousand for the quarter ended September 30, 2005. The decrease was a result of a reduction in real estate tax and depreciation accruals. Data processing expense totaled $204 thousand for the three months ended September 30, 2006, an increase of $6 thousand (3.2%) from $198 thousand for the three months ended September 30, 2005. The change was a result of increased utilization of the Bancorp’s core data processing system. Marketing expense related to banking products totaled $83 thousand for the current quarter, an increase of $17 thousand (26.3%) from $66 thousand for the second quarter of 2005. The increase in marketing expense is related to advertising the Bancorp’s brand within local markets. Other expense totaled $824 thousand for the quarter ended September 30, 2006, an increase of $2 thousand (0.2%) from $822 thousand for the quarter ended September 30, 2005. The Bancorp’s efficiency ratio was 61.5% for the quarter ended September 30, 2006, compared to 59.5% for the three months ended September 30, 2005. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the three months ended September 30, 2006 totaled $639 thousand, compared to $738 thousand for the three months ended September 30, 2005, a decrease of $99 thousand (13.4%). The combined effective federal and state tax rates for the Bancorp was 28.7% for the three months ended September 30, 2006, compared to 31.4% for the three months ended September 30, 2005. The decrease was attributable to an increased investment in municipal securities, bank owned life insurance and the formation of the Bank’s Real Estate Investment Trust.
Results of Operations — Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005
     Net income for the nine months ended September 30, 2006 was $4.92 million compared to $4.86 million for the nine months ended September 30, 2005, an increase of $51 thousand (1.0%). The earnings represent a ROA of 1.06% for the nine months ended September 30, 2006, compared to 1.12% for the nine months ended September 30, 2005.

The ROE was 13.71% for the nine months ended September 30, 2006, compared to 14.34% for the nine months ended September 30, 2005.
     Net interest income for the nine months ended September 30, 2006 was $14.7 million, a decrease of $550 thousand (3.6%), compared to $15.2 million for the nine months ended September 30, 2005. The decrease in net interest income has been negatively impacted by the inverted treasury yield curve, lower than projected loan growth and checking account growth, and an increase in MMDA and certificate of deposit funding costs. The weighted-average yield on interest-earning assets was 5.98% for the nine months ended September 30, 2006, compared to 5.43% for the nine months ended September 30, 2005. The weighted-average cost of funds for the nine months ended September 30, 2006, was 2.64% compared to 1.70% for the nine months ended September 30, 2005. The impact of the 5.97% return on interest-earning assets and the 2.64% cost of funds resulted in an interest rate spread of 3.34% for the current nine months compared to 3.73% for the nine months ended September 30, 2005. During the current nine months, total interest income increased by $3.9 million (17.6%) while total interest expense increased by $4.4 million (65.1%). The net interest margin was 3.39% for the nine months ended September 30, 2006, compared to 3.76% for the nine months ended September 30, 2005. On a tax equivalent basis, the Bancorp’s net interest margin was 3.49% for the nine months ended September 30, 2006, compared to 3.76% for the nine months ended September 30, 2005
     During the nine months ended September 30, 2006, interest income from loans increased by $3.4 million, (17.6%) compared to the nine months ended September 30, 2005. The increase was due to higher average daily loan balances and an increase in the weighted-average yield. Average daily loan balances were affected by growth in commercial real estate loans, multifamily loans and residential loans. The weighted-average yield on loans outstanding was 6.38% for the current nine months, compared to 5.86% for the nine months ended September 30, 2005. Loan balances averaged $472.1 million for the current nine months, up $34.2 million (7.8%) from $437.9 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, interest income on investments and other deposits increased by $467 thousand (17.0%), compared to the nine months ended September 30, 2005. The increase was due to an increase in average balances and the weighted-average yield. The weighted-average yield on securities and other deposits was 4.10% for the current nine months, compared to 3.60% for the nine months ended September 30, 2005. Securities and other deposits averaged $104.4 million for the current nine months, up $2.7 million (2.7%) from $101.7 million for the nine months ended September 30, 2005.
     Interest expense for deposits increased by $3.9 million (65.1%) during the current nine months, compared to the nine months ended September 30, 2005. The change was due to an increase in the weighted-average rate paid on deposits and increased average balances. The weighted-average rate paid on deposits for the nine months ended September 30, 2006 was 2.50%, compared to 1.53% for the nine months ended September 30, 2005. Total deposit balances averaged $501.4 million for the current nine months, up $23.2 million (4.9%) from $478.2 million for the nine months ended September 30, 2005. Interest expense on borrowed funds increased by $487 thousand (37.5%) during the current nine months due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 3.74% for the current nine months, compared to 3.25% for the nine months ended September 30, 2005. Borrowed funds averaged $63.7 million during the nine months ended September 30, 2006, an increase of $10.5 million (19.7%) from $53.2 million for the nine months ended September 30, 2005.
     Noninterest income for the nine months ended September 30, 2006 was $3.2 million, an increase of $562 thousand (21.7%) from $2.6 million for the nine months ended September 30, 2005. During the current nine months fees and service charges totaled $2.2 million, an increase of $475 thousand (27.3%) from $1.7 million for the nine months ended September 30, 2005. The change was primarily due to the Bancorp’s recently implemented overdraft privilege program. Fees from Trust operations totaled $495 thousand for the nine months ended September 30, 2006, an increase of $63 thousand (14.5%) from $432 thousand for the nine months ended September 30, 2005. Income from increases in the cash value of bank owned life insurance totaled $266 thousand, an increase of $32 thousand (13.7%) during the current nine months, compared to $234 thousand for the nine months ended September 30, 2005. Gains from loan sales totaled $107 thousand for the current nine months, an increase of $25 thousand (30.6%), compared to $82 thousand for the nine months ended September 30, 2005. No gains or losses from the sale of securities were realized during the current period, compared to gains of $63 for the nine months ended September 30, 2005.
     Noninterest expense for the nine months ended September 30, 2006 was $10.7 million, up $257 thousand (2.5%) from $10.5 million for the nine months ended September 30, 2005. During the current nine months, compensation and benefits totaled $5.59 million, an increase of $21 thousand (0.4%) from $5.56 million for the nine months ended September 30, 2005. The increase was primarily due to increased compensation, related to annual salary increases. Occupancy and equipment totaled $1.8 million for the current nine months, an increase of $60 thousand (3.4%), compared to $1.7 million for the nine months ended September 30, 2005. The increase was a result of additional facilities expense related to banking operations. Data processing expense totaled $614 thousand for the nine months ended September 30, 2006, an increase of $36 thousand (6.1%) from $578 thousand for the nine months ended September 30, 2005. The change was a result of increased utilization of the Bancorp’s core data processing system. Marketing expense related to banking products totaled $252 thousand for the current nine months, an increase of $47 thousand (23.1%) from $205 thousand for the nine months ended September 30, 2005. The increase in marketing expense is related to advertising the Bancorp’s brand within local markets. Other expense totaled $2.5 million for the nine months ended September 30, 2006, an increase of $93 thousand (3.9%) from $2.4 million for the nine months ended September 30, 2005. The increase was due to expense associated with third party professional services and the Bancorp’s investment in limited partnerships. The Bancorp’s efficiency ratio was 60.3% for the nine months ended September 30, 2006, compared to 58.9% for the nine months ended September 30, 2005.
     Income tax expenses for the nine months ended September 30, 2006 totaled $2.1 million, compared to $2.3 million for the nine months ended September 30, 2005, a decrease of $146 thousand (6.4%). The combined effective federal and state tax rate for the Bancorp was 30.3% for the nine months ended September 30, 2006, compared to 32.0% for the nine months ended September 30, 2005. The decrease was attributable to an increased investment in municipal securities, bank owned life insurance and the formation of the Bank’s Real Estate Investment Trust.
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
     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of September 30, 2006 and December 31, 2005. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

September 30, 2006:

	Net Interest Income			Net Economic Value of Equity
Change in rates	Amount	% Chg.	Policy Limit %	Amount	% Chg.	Policy Limit %
2%	$18,847	-5.4%	-20.0%	$54,530	-14.5%	-35%
1%	$19,419	-2.6%	-7.5%	$59,324	-6.9%	-15%
0%	$19,930	0.0%		$63,737	0.0%
-1%	$19,827	-0.5%	-7.5%	$65,996	3.5%	-15%
-2%	$19,438	-2.5%	-20.0%	$65,296	2.5%	-35%
December 31, 2005:

	Net Interest Income			Net Economic Value of Equity
Change in rates	Amount	% Chg.	Policy Limit %	Amount	% Chg.	Policy Limit %
2%	$20,849	-2.9%	-20%	$54,700	-14.5%	-35%
1%	$21,206	-1.2%	-7.5%	$59,368	-7.2%	-15%
0%	$21,464	0.0%		$64,004	0.0%
-1%	$21,014	-2.1%	-7.5%	$66,431	3.8%	-15%
-2%	$19,988	-6.9%	-20%	$65,242	1.9%	-35%
     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At September 30, 2006, an increase in interest rates of 2% would have resulted in a 4.8% decrease in net interest income and a 15.9% decrease in the net economic value of equity compared to decreases of 2.9% and 14.5% at December 31, 2005. During the nine months ended September 30, 2006, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities of 15 years and greater, maintaining the short duration of the securities portfolio, and implementing deposit funding and pricing strategies.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
     The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a — 15(e) and 15d — 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2006, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting.
     There was no significant change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

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

NORTHWEST INDIANA BANCORP
Date: November 13, 2006	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: November 13, 2006	/s/ Robert T. Lowry
Robert T. Lowry
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications