Form 10-K
period 2006-12-31
NORTHWEST INDIANA BANCORP
filed 2007-03-23
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Include by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer: ☐      Accelerated filer: ☐      Non-Accelerated filer: ☑
Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2006, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $67,279,475.
There were 2,801,265 shares of the registrant’s Common Stock, without par value, outstanding at February 23, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:
     1. 2006 Annual Report to Shareholders. (Part II)
     2. Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders. (Part III)

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
     The Bank is primarily engaged in the business of attracting deposits from the general public and the origination of loans, mostly upon the security of single family residences and commercial real estate, as well as, construction loans and various types of consumer loans and commercial business loans, within its primary market area of Lake County, in northwest Indiana. In addition, the Bancorp’s Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as the personal representative of estates and acts as trustee for revocable and irrevocable trusts.
     The Bank’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”), an agency of the federal government. As the holding company for the Bank, the Bancorp is subject to comprehensive examination, supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”), while the Bank is subject to comprehensive examination, supervision and regulation by both the FDIC and the Indiana Department of Financial Institutions (“DFI”). The Bank is also subject to regulation by the FRB governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which is one of the twelve regional banks comprising the system of Federal Home Loan Banks.
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
Lending Activities
     General. The Bancorp’s product offerings include residential mortgage loans, construction loans, commercial real estate loans, consumer loans and commercial business loans. The Bancorp’s lending strategy stresses quality growth, product diversification and, competitive and profitable pricing. While lending efforts include both fixed and adjustable rate products, the focus has been on products with adjustable rates and/or shorter terms to maturity. It is management’s goal that all programs are marketed effectively to our primary market area.
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
     Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2006, under the 15% of capital and surplus limitation was approximately $7,938,000. At December 31, 2006, the Bank had no loans that exceeded the regulatory limitations.
     At December 31, 2006, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

     Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2006	2005	2004	2003	2002
Type of loan:
Conventional real estate loans:
Construction and development loans	$48,688	$47,957	$38,619	$23,674	$13,449
Loans on existing properties (1)	361,011	347,542	331,378	339,461	320,426
Consumer loans	3,012	3,983	4,685	5,099	6,293
Commercial business	46,751	50,069	47,270	35,767	39,009
Government and other (2)	12,254	19,492	11,838	5,807	1,251

Loans receivable (3)	$471,716	$469,043	$433,790	$409,808	$380,428

Type of collateral:
Real estate:
1-to-4 family	$232,271	$228,475	$226,695	$233,454	$222,620
Other dwelling units, land and commercial real estate	177,427	167,023	143,302	129,680	111,255
Consumer loans	2,904	3,966	4,559	4,909	6,102
Commercial business	45,671	49,044	44,923	34,554	37,477
Government and other (2)	12,254	19,492	11,838	5,807	1,251

Loans receivable (4)	$470,527	$468,000	$431,317	$408,404	$378,705

Average loans outstanding during the period (3)	$472,212	$443,523	$415,098	$394,955	$365,632

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.

(2)	Includes overdrafts to deposit accounts.

(3)	Net of unearned income and deferred loan fees.

(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.
     Loan Originations, Purchases and Sales. Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown. The amounts are stated in thousands (000’s).

	2006	2005	2004
Loans originated:
Conventional real estate loans:

Construction and development loans	$11,212	$14,471	$22,845
Loans on existing property	46,713	55,685	48,678
Loans refinanced	9,853	7,461	12,920

Total conventional real estate loans originated	67,778	77,617	84,443
Commercial business loans	123,829	148,433	114,685
Consumer loans	3,197	3,516	4,124

Total loans originated	$194,804	$229,566	$203,252

Loan participations purchased	$12,354	$23,121	$17,756

Whole loans and participations sold	$9,142	$5,538	$16,100

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousand’s (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$61,543	$53,344	$294,811	$409,698
Consumer loans	664	2,282	74	3,020
Commercial business, other loans	35,634	15,730	7,634	58,998

Total loans receivable	$97,841	$71,356	$302,519	$471,716

     The table below sets forth the dollar amount of all loans due after one year from December 31, 2006 which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate loans	$156,697	$192,032	$348,729
Consumer loans	2,899	—	2,899
Commercial business, other loans	24,502	5,963	30,465

Total	$184,098	$197,995	$382,093

     Lending Area. The primary lending area of the Bancorp encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana. The communities of Munster, Crown Point, Dyer, St. John, Merrillville, Schererville and Cedar Lake have experienced rapid growth and, therefore, have provided the greatest lending opportunities.
     Loan Origination Fees. All loan origination and commitment fees, as well as incremental direct loan origination costs, are deferred and amortized into income as yield adjustments over the contractual lives of the related loans.
     Loan Origination Procedure. The primary sources for loan originations are referrals from commercial customers, real estate brokers and builders, solicitations by the Bancorp’s lending and retail staff, and advertising of loan programs and rates. The Bancorp employs no staff appraisers. All appraisals are performed by fee appraisers that have been approved by the Board of Directors and who meet all federal guidelines and state licensing and certification requirements.
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
The Current Lending Programs
     Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 100% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 100% of value. During 2006 over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.
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
     The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a three, five or seven year period. ARM originations totaled $23.3 million for 2006, $28.9 million for 2005, and $34.2 million for 2004. During 2006, ARMs represented 59% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.
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
     Commercial Real Estate Loans. Commercial real estate loans are typically made to a maximum of 80% of the appraised value. Such loans are generally made on an adjustable rate basis. These loans are typically made for terms of 15 to 20 years. Loans with an amortizing term exceeding 15 years normally have a balloon feature calling for a full repayment within seven to ten years from the date of the loan. The balloon feature affords the Bancorp the opportunity to restructure the loan if economic conditions so warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, owner occupied commercial/industrial properties, hospitality units, and other retail and commercial developments.
     While commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending due to the concentration of principal in a limited number of loans and the effects of general economic conditions on real estate developers and managers, the Bancorp has endeavored to reduce this risk in several ways. In originating commercial real estate loans, the Bancorp considers the feasibility of the project, the financial strength of the borrowers and lessees, the managerial ability of the borrowers, the location of the project and the economic environment. Management evaluates the debt coverage ratio and analyzes the reliability of cash flows, as well as the quality of earnings. All such loans are made in accordance with well-defined underwriting standards and are generally supported by personal guarantees, which represent a secondary source of repayment.
     Loans for the construction of commercial properties are generally located within an area permitting physical inspection and regular review of business records. Projects financed outside of the Bancorp’s primary lending area generally involve borrowers and guarantors who are or were previous customers of the Bancorp, or projects that are underwritten according to the Bank’s underwriting standards.
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
     The table that follows sets forth information with respect to the Bancorp’s non-performing assets at December 31, for the periods indicated. During the periods shown, the Bancorp had no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates. The amounts are stated in thousands (000’s).

	2006	2005	2004	2003	2002
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$1,128	$784	$574	$601	$430
Commercial	1,467	62	136	137	1,197
Commercial business	301	266	266	611	363
Consumer	—	1	7	—	13

Total	$2,896	$1,113	$983	$1,349	$2,003

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$156	$53	$61	$370	$277
Commercial	—	815	5	—	105
Commercial business	—	130	—	—	—
Consumer	26	—	—	—	—

Total	$182	$998	$66	$370	$382

Total of non-accrual and 90 days past due	$3,078	$2,111	$1,049	$1,719	$2,385

Ratio of non-performing loans to total assets	0.50%	0.34%	0.19%	0.34%	0.49%
Ratio of non-performing loans to total loans	0.65%	0.45%	0.24%	0.42%	0.63%

Foreclosed real estate	$323	$260	$280	$—	$127

Ratio of foreclosed real estate to total assets	0.05%	0.04%	0.05%	0.00%	0.03%
     During 2006, gross interest income of $228,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $100,000.
     Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. Loans, internally classified as substandard totaled $6.9 million at December 31, 2006, compared to $3.2 million at December 31, 2005. The increase in substandard loans is primarily related to an increase in loans secured by residential and commercial real estate loans. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $7.6 million at December 31, 2006, compared to $8.9 million at December 31, 2005.
     At December 31, 2006, impaired loans totaled $1.9 million, compared to $1.7 million at December 31, 2005. The impaired loan balances were also classified as non-performing loans at the end of both periods. The December 31, 2006 impaired loan balances consist of five impaired loans to two commercial borrowers that are secured by business assets and real estate, and are personally guaranteed by the owner of the business. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the year ended, December 31, 2006.
     At December 31, 2006, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at December 31, 2006, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     Notwithstanding, the above, the Bancorp has a $1.1 million participation in a $6.4 million letter of credit, which acts as payment support to bondholders. While the Bancorp’s management currently believes that the principal of the borrower has the financial capacity to meet future bond repayment obligations. Cash flows from the security collateralizing the letter of credit have been negatively impacted due to the closing of a major tenant. Management will continue to monitor the letter of credit and bond repayments.
     Because some loans may not be repaid in accordance with contractual agreements, an allowance for loan losses (ALL) has been maintained. While management may periodically allocate portions of the allowance for specific problem loans, the entire allowance is available to absorb probable incurred losses that arise from the loan portfolio and is not segregated for, or allocated to, any particular loan or group of loans. For the twelve months ended December 31, 2006, $15 thousand in additions to the ALL account were required, compared to $245 thousand for the twelve months ended December 31, 2005. The December 31, 2006 ALL contained a specific allowance for the collateral deficiency associated with three loans totaling $1.4 million, which had been classified as impaired at December 31, 2006 and December 31, 2005, and placed in non-accrual status during the first quarter of 2006. Recoveries, net of charge-offs, totaled $71 thousand for the current twelve months, compared to recoveries, net of charge-offs of $44 thousand for the twelve months ended December 31, 2005. Changes in the provision take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given consideration to increased risks associated within the local economy, changes in loan mix and asset quality.
     The ALL to total loans was 0.90% at December 31, 2006, compared to 0.89% at December 31, 2005, while the ALL to non-performing loans (coverage ratio) was 138.6% at December 31, 2006, compared to 198.1% at December 31, 2005. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been established. The December 31, 2006 balance in the ALL account of $4.3 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans during the periods presented. The amounts are stated in thousands (000’s).

	2006	2005	2004	2003	2002
Balance at beginning of period	$4,181	$3,892	$3,787	$3,635	$3,156
Loans charged-off:
Real estate — residential	—	(37)	(14)	—	—
Commercial real estate	—	—	—	(136)	—
Commercial business	—	—	(297)	(120)	(300)
Consumer	(7)	—	(30)	(21)	(36)

Total charge-offs	(7)	(37)	(341)	(277)	(336)
Recoveries:
Residential real estate	20	18	41	—	—
Commercial real estate	33	—	—	3	—
Commercial business	21	60	14	—	91
Consumer	4	3	6	6	4

Total recoveries	78	81	61	9	95
Net (charge-offs) / recoveries	71	44	(280)	(268)	(241)

Provision for loan losses	15	245	385	420	720

Balance at end of period	$4,267	$4,181	$3,892	$3,787	$3,635

ALL to loans outstanding	0.90%	0.89%	0.90%	0.92%	0.96%
ALL to nonperforming loans	138.60%	198.10%	371.00%	220.30%	152.40%
Net charge-offs / recoveries to average loans out - standing during the period	0.02%	0.01%	0.07%	0.07%	0.07%

     The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2006		2005		2004		2003		2002
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	761	60.0	644	55.1	550	57.2	500	58.9	450	58.0
Commercial and other dwelling	1,472	26.9	1,089	24.0	950	24.0	637	26.1	1,750	25.8
Consumer loans	87	0.6	99	6.1	150	5.2	150	4.8	120	5.6
Commercial business and other	1,947	12.5	2,349	14.8	2,242	13.6	2,500	10.2	1,315	10.6

Total	4,267	100.0	4,181	100.0	3,892	100.0	3,787	100.0	3,635	100.0

Investment Activities
     The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading. At December 31, 2006, AFS securities totaled $83.8 million or 84.6% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2006, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by SFAS No. 133. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2006, the Bancorp’s investment portfolio totaled $99.0 million. In addition, the Bancorp had $0 in federal funds sold, and $3.5 million in FHLB stock.
     The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2006	2005	2004
U.S. government agencies:
Available-for-sale	40,504	45,843	42,947
Mortgage-backed securities (1):
Available-for-sale	15,955	14,702	13,045
Held-to-maturity	538	550	564
Collateralized Mortgage Obligations(1):
Available-for-sale	22,347	12,957	12,324
Municipal Securities:
Available-for-sale	4,959	2,880	845
Held-to-maturity	14,709	13,161	10,254

Totals	$99,012	$90,093	$79,979

(1)	Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

     The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, mortgage-backed securities and collateralized mortgage obligations at December 31, 2006, are summarized as follows. The carrying values are stated in thousands (000’s).

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government Securities:
AFS	—	0%	—	0%	—	0%	—	0%
U.S. government Agencies:
AFS	18,329	2.92%	18,682	4.00%	3,493	5.60%	—	0%
HTM	—	0%	—	0%	—	0%	—	0%
Municipal Securities:
AFS	—	0%	310	3.17%	1,514	5.64%	3,135	5.95%
HTM	—	0%	—	0%	3,374	5.97%	11,335	6.10%
Mortgage-backed Securities:
AFS	—	0%	2,150	3.99%	6,180	4.25%	7,625	5.37%
HTM	—	0%	—	0%	—	0%	538	5.53%
Collateralized Mortgage Obligations:
AFS	—	0%	—	0%	—	0%	22,347	5.02%

Totals	$18,329	2.85%	$21,142	3.53%	$14,561	4.39%	$44,980	2.85%

Sources of Funds
     General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as, a line-of-credit and advances from the FHLB for borrowings. At December 31, 2006, the Bancorp had $14.7 million in repurchase agreements. Other borrowings totaled $36.8 million, of which $32.0 million represents FHLB advances.
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

	2006		2005		2004
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Demand deposits	$45,862	—	$49,506	—	$47,288	—
NOW accounts	56,412	1.06	56,119	0.79	52,857	0.78
MMDA accounts	133,558	3.06	105,130	1.63	78,326	1.07
Savings accounts	58,586	0.43	68,403	0.49	71,354	0.51
Certificates of deposit	213,419	3.99	203,723	2.68	191,004	1.95

Total deposits	$507,837	2.65	$482,881	1.65	$440,829	1.21

     Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2006 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$35,148
Over 3 months through 6 months	25,723
Over 6 months through 12 months	17,839
Over 12 months	2,677

Total	$81,387

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

	2006	2005	2004
Repurchase agreements	$14,717	$12,075	$11,458
Fixed rate advances from the FHLB	30,000	33,000	29,000
Putable advances from the FHLB	2,000	4,500	7,500
Variable advances from the FHLB	—	—	3,000
FHLB line-of-credit	3,089	—	5,242
Limited partnership obligation	60	124	186
Overdrawn due from & Treasury Tax & Loan	1,635	1,454	815

Total borrowings	$51,501	$51,153	$57,201

	At December 31,
	2006	2005	2004
Balance	$14,717	$12,075	$11,458
Securities underlying the agreements:
Ending carrying amount	20,329	21,122	20,108
Ending fair value	20,329	21,122	20,108
Weighted average rate paid (1)	4.20%	3.40%	2.13%

	For year ended December 31,
	2006	2005	2004
Highest month-end balance	$21,715	$14,490	$15,233
Approximate average outstanding balance	14,186	13,938	13,439
Approximate weighted average rate paid on securities sold under agreements to repurchase (2)	3.42%	2.54%	1.80%

(1)	The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2)	The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

     The limited partnership obligation represents an investment interest in a partnership formed for the construction, ownership and management of affordable housing projects. The original amount of the note was $500,000. Funding began during 2000 and will continue over a nine-year period. Payments are required within ten days of written demand. The obligation to make payment is absolute and unconditional. The note requires no payment of interest.
Trust Powers
     The activities of the Bancorp’s Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2006, the market value of the Wealth Management Group’s assets totaled $142.0 million.
Analysis of Profitability and Key Operating Ratios
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.
     The net earnings of the Bancorp depend primarily upon the “spread” (difference) between (a) the income it receives from its loan portfolio and other investments, and (b) its cost of money, consisting principally of the interest paid on savings accounts and on other borrowings.
     The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread at December 31, 2006.

Weighted average yield:
Securities	4.26%
Loans receivable	6.20
Federal Home Loan Bank stock	4.75
Total interest-earning assets	6.10

Weighted average cost:
Deposit accounts	3.06
Borrowed funds	3.76
Total interest-bearing liabilities	3.12

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	2.98

Financial Ratios and the Analysis of Changes in Net Interest Income
     The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2006	2005	2004
Return on average assets	1.04%	1.14%	1.17%
Return on average equity	13.42	14.67	14.64
Average equity-to-average assets ratio	7.76	7.75	8.01
Dividend payout ratio	60.41	55.09	54.57

	At December 31,
	2006	2005	2004
Total stockholders’ equity to total assets	8.08%	7.40%	7.91%
for the periods indicated:

     The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000’s)

	Year ended December 31, 2006			Year ended December 31, 2005			Year ended December 31, 2004
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets:

Interest bearing balances in financial institutions	$8,080	$401	4.97%	$13,096	$418	3.19%	$5,571	$74	1.33%
Federal funds sold	1,965	95	4.85	718	53	7.38	597	13	2.17
Securities	98,759	4,057	4.11	88,634	3,289	3.71	79,965	2,818	3.52

Total investments	108,804	4,553	4.19	102,448	3,760	3.67	86,133	2,905	3.37

Loans*
Real estate mortgage loans	405,062	25,819	6.37	376,290	22,363	5.94	362,200	21,007	5.80
Commercial business loans	63,457	4,356	6.86	63,047	3,633	5.76	47,551	2,371	4.99
Consumer loans	3,692	250	6.78	4,186	267	6.38	5,347	331	6.19

Total loans	472,211	30,425	6.44	443,523	26,264	5.92	415,098	23,709	5.71

Total interest-earning assets	581,015	34,978	6.02	545,971	30,024	5.50	501,232	26,614	5.31

Allowance for loan losses	(4,227)			(4,013)			(3,813)
Cash and due from banks	13,491			16,027			15,963
Premises and equipment	14,490			14,424			14,211
Other assets	16,927			14,436			8,894

Total assets	$621,696			$586,844			$536,486

Liabilities:

Demand deposit	$45,862	—	0.00%	$49,506	—	0.00%	$47,288	—	0.00%
NOW accounts	56,412	599	1.06	56,119	443	0.79	52,857	410	0.78
Money market demand accounts	133,558	4,091	3.06	105,130	1,710	1.63	78,326	837	1.07
Savings accounts	58,586	249	0.43	68,403	335	0.49	71,354	365	0.51
Certificates of deposit	213,419	8,520	3.99	203,723	5,458	2.68	191,005	3,727	1.95

Total interest-bearing deposits	507,837	13,459	2.65	482,880	7,946	1.65	440,830	5,339	1.21
Borrowed funds	60,224	2,278	3.78	54,260	1,812	3.34	48,975	1,519	3.10

Total interest-bearing liabilities	568,061	15,737	2.77	537,140	9,758	1.82	489,805	6,858	1.40

Other liabilities	5,381			4,212			3,723

Total liabilities	573,442			541,352			493,528

Stockholders’ equity	48,254			45,492			42,958

Total liabilities and stockholders’ equity	$621,696			$586,844			$536,486

Net interest income		$19,241			$20,266			$19,756

Net interest spread			3.25%			3.68%			3.91%
Net interest margin**			3.31%			3.71%			3.94%

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

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2006	vs.	2005	2005	vs.	2004	2004	vs.	2003
	Increase / (Decrease)			Increase / (Decrease)			Increase / (Decrease)
	Due To			Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$1,762	$2,399	$4,161	$1,662	$893	$2,555	$1,196	$(1,620)	$(424)
Securities	396	372	768	316	155	471	701	8	709
Other interest-earning assets	(150)	175	25	179	205	384	(61)	31	(30)

Total interest-earning assets	2,008	2,946	4,954	2,157	1,253	3,410	1,836	(1,581)	255

Interest Expense:
Deposits	430	5,083	5,513	548	2,059	2,607	409	(1,280)	(871)

Borrowed Funds	211	255	466	171	122	293	359	(151)	208

Total interest-bearing liabilities	641	5,338	5,979	719	2,181	2,900	768	(1,431)	(663)

Net change in net interest income/(expense)	$1,367	$(2,392)	$(1,025)	$1,438	$(928)	$510	$1,068	$(150)	$918

Bank Subsidiary Activities
     Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2006, the Bank had an investment balance of $78 thousand in Peoples Service Corporation.
     NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2006, the Bank had an investment balance of $209.1 million in NWIN, LLC.
     NWIN Funding, Inc., was formed on September 1, 2006, as an Indiana Real Estate Investment Trust. The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. As a result, $127.4 million in real estate loans were paid as a dividend for an initial capital contribution from the Bank to NWIN Funding, Inc. on September 1, 2006.
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
     The Bancorp faces strong competition in its primary market area for the attraction and retention of deposits and in the origination of loans. The Bancorp’s most direct competition for deposits has historically come from commercial banks, savings associations and credit unions located in its primary market area. Particularly in times of high interest rates, the Bancorp has had significant competition from mutual funds and other firms offering financial services. The Bancorp’s competition for loans comes principally from savings associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other institutional lenders.
     The Bancorp competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers and homebuilders and land developers. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, competitive interest rates, convenient banking center locations, drive-up facilities, automatic teller machines, tax-deferred retirement programs, electronic banking and other miscellaneous services.

     The activities of the Bancorp and the Bank in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to the Bancorp. In addition, non-bank competitors are generally not subject to the extensive regulation applicable to the Bancorp and the Bank.
Personnel
     As of December 31, 2006, the Bank had 135 full-time and 26 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under Item 4.5 “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.
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
     Savings Bank Regulation. As an Indiana stock savings bank, the Bank is subject to federal regulation and supervision by the FDIC and to state regulation and supervision by the DFI. The Bank’s deposit accounts are insured by DIF, which is administered by the FDIC. The Bank is not a member of the Federal Reserve System.

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
     Transactions with Affiliates. Under Indiana law, the Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies, such as the Bancorp. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.
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
     The following table shows that, at December 31, 2006, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2006, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2006, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$54,665	12.0%	$36.4	8.0%	$45.5	10.0%
Tier 1 capital to risk weighted assets	$50,398	11.1%	$18.2	4.0%	$27.3	6.0%
Tier 1 capital to adjusted average assets	$50,398	8.0%	$19.0	3.0%	$31.7	5.0%
     Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.
     Dividend Limitations. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp’s cash flow, including cash flow to pay dividends on the Bancorp’s Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that may be declared by the Bank in 2007, without prior regulatory approval, approximates $4,907,000 plus current 2007 net profits. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition.
     Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings associations and safeguards the safety and soundness of the banking and savings industries. The FDIC administers the DIF, which generally insures commercial bank, savings association and state savings bank deposits. The DIF was created as a result of the merger of the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) as of March 31, 2006, pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Bank is a member of the DIF and its deposit accounts are insured by the FDIC up to prescribed limits. See “Recent Legislative Developments.”
     The FDIC is authorized to establish annual deposit insurance assessment rates for members of the DIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of the insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on DIF members. Pursuant to the final regulations adopted under the Reform Act on November 2, 2006, the FDIC’s deposit insurance premiums are now assessed through a new risk-based system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums based upon their level of capital and risk profile. See “Recent Legislative Developments.” The Bank paid deposit insurance assessments of $0 during the year ended December 31, 2006. Future increase in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.
     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. The assessment rate for 2006 was approximately 0.012% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.
     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advance from the Federal Home Loan Bank. At December 31, 2006, the Bank was in compliance with this requirement.
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
     Under Gramm-Leach, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of Gramm-Leach affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.
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
     The Securities and Exchange Commission has adopted final rules implementing Section 404 of the Sarbanes-Oxley Act. In each Form 10-K it files, beginning with its 10-K for the fiscal year ended December 31, 2007, the Bancorp will be required to include a report of management on the Bancorp’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of the Bancorp, identify the framework used by management to evaluate the effectiveness of the Bancorp’s internal control over financial reporting and provide management’s assessment of the effectiveness of the Bancorp’s internal control over financial reporting. In addition, beginning with the Bancorp’s 10-K for the fiscal year ended December 31, 2008, the internal control report must state that the Bancorp’s independent accounting firm has issued an attestation report on management’s assessment of the Bancorp’s internal control over financial reporting. The Bancorp anticipates that significant efforts will be required to comply with Section 404 in 2007 and in future years. In addition, the Securities and Exchange Commission in 2006 adopted significant changes to its proxy statement disclosure rules relating to executive compensation. Among other things, several tables, more detailed narrative disclosures and a new compensation discussion and analysis section are required in proxy statements. These changes have required and will require a significant commitment of managerial resources and will result in increased costs to the Bancorp, which would adversely affect results of operations, or cause fluctuations in results of operations, in the future.
     On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005. This statute reforms the deposit insurance system by:
•	merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund no later than July 1, 2006 (the merger of the BIF and SAIF into DIF became effective as of March 31, 2006);

•	keeping the insurance coverage limit for individual accounts and municipal accounts at $100,000 but providing an inflation adjustment process which permits an adjustment effective January 1, 2011 and every five years thereafter based on the Personal Consumption Expenditures Index (with 2005 as the base year of comparison), unless the FDIC concludes such adjustment would be inappropriate for reasons relating to risks to the DIF;

•	increasing insurance coverage limits for retirement accounts to $250,000, subject to the same inflation adjustment process described above;

•	prohibiting undercapitalized members from accepting employee benefit plan deposits;

•	providing for the payment of credits based on a member’s share of the assessment base as of December 31, 1996 and equal to an aggregate of $4.7 billion for all members, which credits can offset FDIC assessments subject to certain limits;

•	providing for the declaration of dividends to members (based on a member’s share of the assessment base on December 31, 1996, and premiums paid after that date) equal to 50% of the amount in the DIF in excess of a reserve ratio of 1.35% and 100% of such amount in excess of a reserve ratio of 1.50%, subject to the FDIC’s right to suspend or limit dividends based on risks to the DIF; and

•	eliminating the mandatory assessment (up to 23 basis points) if the DIF falls below 1.25% of insured deposits and retaining assessments based on risk, needs of the DIF, and the effect on the members’ capital and earnings. The FDIC is authorized to set a reserve ratio of between 1.15% and 1.5% and will have five years to restore the DIF if the ratio falls below 1.15%. On November 2, 2006, the FDIC adopted final regulations that set the designated reserve ratio for the DIF at 1.25% beginning January 1, 2007.
     Insured depository institutions that were in existence on December 31, 1996, and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. In 2006, the Bank received a one-time credit of $357 thousand against future assessments.
     Also on November 2, 2006, the FDIC adopted final regulations that establish a new risk-based premium system. Under the new system, the FDIC will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessments will be based on the insured institution’s ranking in one of four risk categories. Effective January 1, 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven cents for every $100 of domestic deposits. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 cents, respectively. An increase in assessments could have a material adverse affect on the Bancorp’s earnings.
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

     During 2006, the Bank’s state income tax returns were subject to an examination by the Indiana Department of Revenue. No improper tax positions were identified during the examination. In the last five years, the Bank’s state income returns have not been subject to any other examination by a taxing authority.
Accounting for Income Taxes
     At December 31, 2006, the Bancorp’s consolidated total deferred tax assets were $2.7 million and the consolidated total deferred tax liabilities were $1.2 million, resulting in a consolidated net deferred tax asset of $1.5 million. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.
Item 1A. Risk Factors
     In analyzing whether to make or continue an investment in the Bancorp, investors should consider, among other factors, the following:
     Federal and State Government Regulations. The banking industry is heavily regulated. As discussed above, the Bank and Bancorp are subject to regulation and supervision by the DFI, FDIC, FRB, and SEC (Securities and Exchange Commission). These regulations are intended to protect depositors, not shareholders. The burden imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements for bank deposits. It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earning prospects of the Bancorp.
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
     The table on the following page sets forth additional information with respect to the Bank’s offices as of December 31, 2006. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue
Munster, IN 46321	1985	$1,272,770	11,640	$3,115,751
141 W. Lincoln Highway
Schererville, IN 46375	1990	958,562	9,444	2,668,322
7120 Indianapolis Blvd.
Hammond, IN 46324	1978	248,833	2,600	886,103
1300 Sheffield
Dyer, IN 46311	1976	181,351	2,100	812,498
7915 Taft
Merrillville, IN 46410	1968	77,385	2,750	587,340
8600 Broadway
Merrillville, IN 46410	1996	1,458,868	4,400	2,576,323
4901 Indianapolis Blvd.
East Chicago, IN 46312	1995	854,535	4,300	1,490,454
1501 Lake Park Avenue
Hobart, IN 46342	2000	1,843,069	6,992	2,591,978
9204 Columbia Avenue
Building B
Munster, IN 46321	2003	6,552,489	36,685	8,818,864
     At December 31, 2006, the Bank had investments totaling $1,159,267 in three locations, which have been acquired for future development. The Bank outsources its core processing activities to Metavante Corporation located in Brown Deer, Wisconsin. Metavante provides real time services for loans, deposits, retail delivery systems, card solutions, and electronic banking. Additionally, the Bank utilizes Northern Trust in Chicago, Illinois for its wealth management operations.
     The net book value of the Bank’s property, premises and equipment totaled $14.6 million at December 31, 2006.
Item 3. Legal Proceedings
     The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
Item 4.5 Executive Officers of the Bancorp
     Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2006 Annual Meeting of Shareholders:

     The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2006	Position
David A. Bochnowski	61	Chairman and Chief Executive Officer
Joel Gorelick	59	President and Chief Administrative Officer
Jon E. DeGuilio	51	Executive Vice President and Secretary
Robert T. Lowry	45	Senior Vice President, Chief Financial Officer and Treasurer
     The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:
     David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank. Mr. Bochnowski is responsible for the Bank’s strategic direction including a focus on enhancing brand awareness and market share, as well as risk management. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), a national trade association for community banks. He is a trustee of the Munster Community Hospital, chairman of the Gary Citywide Community Development Corporation, and chairman of the Legacy Foundation of Lake County. He is a former Chairman of the Indiana Department of Financial Institutions; former chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association; former director of the Federal Home Loan Bank of Indianapolis; and, a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds a Juris Doctorate degree from Georgetown University and a Masters Degree from Howard University.
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
     Robert T. Lowry is Senior Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, and financial reporting activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s assistant controller, internal auditor and controller. Mr. Lowry is a Certified Public Accountant (CPA). Mr. Lowry holds a Masters of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society, the Financial Managers Society and America’s Community Bankers Accounting Issues Committee.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information contained under the caption “Market Information” in the 2006 Annual Report to Shareholders is incorporated herein by reference. Also see Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data
     The information contained in the table captioned “Selected Consolidated Financial Data” in the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
     The information contained in the section captioned “Asset/Liability Management and Market Risk” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
     The financial statements contained in the 2006 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There are no items reportable under this item.

Item 9A.	Controls and Procedures
(a)	Disclosure Controls and Procedures.
     The Bancorp maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s management, with the participation of its principal executive officer and principal financial officer, evaluates the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of December 31, 2006, the Bancorp’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.
(b)	Changes in Internal Control Over Financial Reporting.
     There was no change in the Bancorp’s internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Item 9B.	Other Information
     There are no items reportable under this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant
     The information contained under the sections captioned “Election of Directors—Nominees” and “—Meetings and Committees of the Board of Directors,” “Security Ownership by Certain Beneficial Owners and Management -— Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned “Executive Officers of the Bancorp” at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	Executive Compensation
     The information contained under the section captioned “Compensation of and Transactions with Officers and Directors” in the Bancorp’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information contained within the Bancorp’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, under the sections captioned “Security Ownership by Certain Beneficial Owners and Management”, on page 3, “Outstanding Equity Awards at December 31, 2006”, under the section captioned “Executive Compensation”, on page 16 and on pages 4-5 of the section captioned “Election of Directors” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
     The information contained on page 13 of the “Summary Compensation Table for 2006”, contained under the section titled “Executive Compensation” in the Bancorp’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
     The information contained under the section captioned “Independent Registered Public Accounting Firm’s Services and Fees” in the Bancorp’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
          (a)(1) Financial Statements:
     The following financial statements of the Bancorp are incorporated herein by reference to the 2006 Annual Report to Shareholders, filed as Exhibit 13 to this report:
(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets, December 31, 2006 and 2005

(c)	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

(d)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

(f)	Notes to Consolidated Financial Statements
     All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.
          (3) Exhibits:

Exhibit
Number	Description
2.	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i.	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii.	By-Laws (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.iii.	Amendment of By-Laws adopted July 27, 1994(incorporated herein by reference to Exhibit 3.iii to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.iv.	Amendment of By-Laws adopted January 21, 1999(incorporated herein by reference to Exhibit 3.iv. to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1998).

3.v.	Amendment of By-Laws adopted September 21, 2000.

Exhibit
Number	Description
3.vi.	Amendment of By-Laws adopted February 23, 2006 (incorporated herein by reference to Exhibit 3.1 of Bancorp’s Form 8-K dated February 27, 2006).

10.1. *	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2. *	Employment Agreement, dated April 19, 2006, among NorthWest Indiana Bancorp, Peoples Bank SB and David A. Bochnowski (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated April 19, 2006).

10.3. *	Employment Agreement dated July 20, 2006, between Peoples Bank SB and Joel Gorelick (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated July 20, 2006).

10.4. *	Employee Stock Ownership Plan of Peoples Bank(incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5. *	Unqualified Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005.

10.6. *	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Bancorp’s Form 8-K dated April 20, 2005).

10.7. *	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Bancorp’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, filed on March 25, 2005).

10.8. *	Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005.

10.9. *	Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.2 of the Bancorp’s Form 8-K dated April 20, 2005.

10.10. *	Form of Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Bancorp’s Form 8-K dated April 20, 2005.

10.11. *	Form of Agreement for Restricted Stock is incorporated by referenced to Exhibit 99.4 of the Bancorp’s form 8-K dated April 20,2005.

10.12. *	Summary Sheet of Director and Officer Compensation.

13.	2006 Annual Report to Shareholders

21.	Subsidiaries of the Bancorp

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit
Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	- The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP
	By	/s/	David A. Bochnowski
David A. Bochnowski
Date: March 23, 2007		Chairman of the Board and
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 23, 2007:

Signature	Title

Principal Executive Officer:

/s/ David A. Bochnowski	Chairman of the Board and Chief Executive Officer
David A. Bochnowski

Principal Financial Officer and Principal Accounting Officer:

/s/ Robert T. Lowry Robert T. Lowry	Senior Vice President, Chief Financial Officer and Treasurer

The Board of Directors:

/s/ Frank J. Bochnowski Frank J. Bochnowski	Director

/s/ Leroy F. Cataldi Leroy F. Cataldi	Director

/s/ Lourdes M. Dennison Lourdes M. Dennison	Director

/s/ Edward J. Furticella Edward J. Furticella	Director

/s/ Joel Gorelick Joel Gorelick	Director

Signature	Title

/s/ Kenneth V. Krupinski Kenneth V. Krupinski	Director

/s/ Stanley E. Mize Stanley E. Mize	Director

/s/ Anthony M. Puntillo Anthony M. Puntillo	Director

/s/ James L. Wieser James L. Wieser	Director

/s/ Donald P. Fesko Donald P. Fesko	Director

EXHIBIT INDEX

Exhibit	Description
10.5	Unqualified Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005.

10.8	Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB

10.12	Summary Sheet of Director and Officer Compensation

13.	2006 Annual Report to Shareholders

21.	Subsidiaries of the Bancorp

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications