Form 10-Q
period 2007-03-31
NORTHWEST INDIANA BANCORP
filed 2007-05-10
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2007,
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 2,804,092 shares of the registrant’s Common Stock, without par value, outstanding at April 30, 2007.

NorthWest Indiana Bancorp
Index

Page
Number
PART I. Financial Information
Item 1. Unaudited Financial Statements
Consolidated Balance Sheets, March 31, 2007 and December 31, 2006	1
Consolidated Statements of Income, Three Months Ended March 31, 2007 and 2006	2
Consolidated Statements of Changes in Stockholders’ Equity, Three Months Ended March 31, 2007 and 2006	3
Consolidated Statements of Cash Flows, Three Months Ended March 31, 2007 and 2006	4
Notes to Consolidated Financial Statements	5-6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13-14
Item 4. Controls and Procedures	15
PART II. Other Information	16
SIGNATURES	17
EXHIBITS	18-21
EX-31.1
EX-31.2
EX-32.1

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
(Dollars in thousands)	(unaudited)
ASSETS

Cash and non-interest bearing balances in financial institutions	$14,736	$15,764

Total cash and cash equivalents	14,736	15,764

Securities available-for-sale	79,403	83,765
Securities held-to-maturity; fair value: March 31, 2007 - $17,225 December 31, 2006 - $15,380	17,112	15,247
Loans receivable	470,713	471,716
Less: allowance for loan losses	(4,264)	(4,267)

Net loans receivable	466,449	467,449
Federal Home Loan Bank stock	3,544	3,544
Accrued interest receivable	3,027	3,331
Premises and equipment	14,347	14,603
Foreclosed real estate	368	323
Cash value of bank owned life insurance	10,920	10,822
Other assets	3,311	4,134

Total assets	$613,217	$618,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$48,037	$43,889
Interest bearing	443,329	469,042

Total	491,366	512,931
Borrowed funds	66,871	51,501
Accrued expenses and other liabilities	4,205	4,540

Total liabilities	562,442	568,972

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: March 31, 2007 - 2,874,715 December 31, 2006 - 2,870,437 shares outstanding: March 31, 2007 - 2,804,092 December 31, 2006 - 2,799,814	359	359
Additional paid in capital	4,714	4,610
Accumulated other comprehensive loss	(204)	(389)
Retained earnings	47,428	46,952
Treasury stock, common shares at cost: March 31, 2007 - 70,623 December 31, 2006 - 70,623	(1,522)	(1,522)

Total stockholders’ equity	50,775	50,010

Total liabilities and stockholders’ equity	$613,217	$618,982

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2007	2006
Interest income:
Loans receivable
Real estate loans	$6,641	$6,115
Commercial loans	1,046	1,047
Consumer loans	50	67

Total loan interest	7,737	7,229

Securities	1,106	935
Other interest earning assets	22	140

Total interest income	8,865	8,305

Interest expense:
Deposits	3,680	2,798
Borrowed funds	775	468

Total interest expense	4,455	3,266

Net interest income	4,410	5,039
Provision for loan losses	0	0

Net interest income after provision for loan losses	4,410	5,039

Noninterest income:
Fees and service charges	680	716
Wealth management operations	169	162
Gain on sale of securities, net	29	—
Gain on sale of loans, net	54	23
Increase in cash value of bank owned life insurance	98	75
Gain/(loss) on sale of foreclosed real estate	—	42
Other	8	17

Total noninterest income	1,038	1,035

Noninterest expense:
Compensation and benefits	1,850	1,881
Occupancy and equipment	613	612
Data processing	221	202
Marketing	59	97
Other	765	828

Total noninterest expense	3,508	3,620

Income before income tax expenses	1,940	2,454
Income tax expenses	454	778

Net income	$1,486	$1,676

Earnings per common share:
Basic	$0.53	$0.60
Diluted	$0.53	$0.60

Dividends declared per common share	$0.36	$0.35
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$50,010	$46,433

Comprehensive income:
Net income	1,486	1,676
Net unrealized gain/(loss) on securities available-for-sale, net of reclassifications and tax effects	188	(94)
Amortization of unrecognized gain	(3)	—

Comprehensive income	1,671	1,582

Issuance of common stock, under stockbased compensation plan, including tax effects	85	109

Stock based compensation expense	19	16

Cash dividends	(1,010)	(976)

Balance at end of period	$50,775	$47,164

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,486	$1,676

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(2,893)	(1,162)
Sale of loans originated for sale	2,915	913
Depreciation and amortization, net of accretion	323	338
Amortization of mortgage servicing rights	17	21
Amortization of investment in real estate limited partnerships	6	18
Equity in (gain)/loss of investment in limited partnership, net of interest received	10	24
Stock based compensation expense	19	16
Net gains on sale of securities	(29)	—
Net gains on sale of loans	(54)	(23)
Net gain on sale of foreclosed real estate	—	42
Net change in:
Interest receivable	304	32
Cash value of bank owned life insurance	(98)	(75)
Other assets	755	—
Accrued expenses and other liabilities	(370)	74

Total adjustments	905	211

Net cash from operating activities	2,391	1,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	8,817	1,209
Proceeds from sales of securities available-for-sale	3,228	—
Purchase of securities available-for-sale	(7,369)	(8,816)
Purchase of securities held-to-maturity	(1,873)	—
Proceeds from maturities and pay downs of securities held-to-maturity	3	3
Loan participations purchased	(2,490)	(3,000)
Net change in loans receivable	3,395	—
Purchase of Federal Home Loan Bank Stock	—	1,117
Purchase of premises and equipment, net	(54)	(341)
Proceeds from sale of foreclosed real estate	50	99
Purchase of bank owned life insurance	—	(2,000)
Investment in title company	(40)	—

Net cash from investing activities	3,667	(11,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(21,565)	(15,901)
Proceeds from FHLB advances	20,500	4,000
Repayment of FHLB advances	(3,000)	(6,500)
Change in other borrowed funds	(2,130)	5,291
Proceeds from issuance of common stock	85	109
Dividends paid	(976)	(918)

Net cash from financing activities	(7,086)	(13,912)

Net change in cash and cash equivalents	(1,028)	(23,754)
Cash and cash equivalents at beginning of period	15,764	39,831

Cash and cash equivalents at end of period	$14,736	$16,077

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,435	$3,259
Income taxes	$—	$180
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$95	$—
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2007 and December 31, 2006, and the consolidated statements of income and changes in stockholders’ equity for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The income reported for the three-month period ended March 31, 2007 is not necessarily indicative of the results to be expected for the full year.
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
Note 4 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three and months ended March 31, 2007 and March 31, 2006 is presented below:

	(Dollars in thousands, except per share data)
	Three Months Ended
	March 31,
	2007	2006
Basic earnings per common share:
Net income as reported	$1,486	$1,676

Weighted average common shares outstanding:	2,801,559	2,787,956

Basic earnings per common share:	$0.53	$0.60

Diluted earnings per common share:
Net income as reported	$1,486	$1,676

Weighted average common shares outstanding:	2,801,559	2,787,956
Add: Dilutive effect of assumed stock option exercises:	19,610	24,891

Weighted average common and dilutive potential common shares outstanding:	2,821,169	2,813,907

Diluted earnings per common share:	$0.53	$0.60

Note 5 — Stock Based Compensation
     Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment”, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the three months ended March 31, 2007, stock based compensation expense of $19,000 was recorded, compared to $16,000 for the quarter ended March 31, 2006. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $22,000 in 2007 and $9,000 in 2008.
     A summary of option activity under the Bancorp’s stock option plan for the three months ended March 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2007	86,037	$22.92
Granted	—	—
Exercised	(4,278)	$20.09
Forfeited or expired	—	—

Outstanding at March 31, 2007	81,759	$23.07	4.4	672,772

Exercisable at March 31, 2007	52,484	$20.91	3.4	549,539

     During the three months ended March 31, 2007 and 2006, no stock options were granted from the Bancorp’s stock option plan. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006, was $47,810 and $57,405.
Note 6 — Adoption of New Accounting Standards
     The Bancorp adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Bancorp’s financial statements. The Bancorp and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana, Nevada and Maryland. The Bancorp is no longer subject to examination by taxing authorities for years before 2003. The Bancorp does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Bancorp recognizes interest and/or penalties related to income tax matters in income tax expense. The Bancorp did not have any amounts accrued for interest and penalties at March 31, 2007.
     The Bancorp adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, as of January 1, 2007. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. Currently, the Bancorp holds servicing assets consisting of mortgage servicing rights and no servicing liabilities. Mortgage servicing rights are initially measured at fair value. Subsequent to acquisition, mortgage servicing rights are measured using the amortization method, which amortizes the servicing rights in proportion to and over the period of estimated net servicing income or net servicing loss. Mortgage servicing rights are assessed for impairment or increased obligation based on fair value at each reporting date. The Bancorp does not participate in financial hedging activities for its servicing of financial assets.

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
     At March 31, 2007, the Bancorp had total assets of $613.2 million, total loans of $470.7 million and total deposits of $491.4 million. Stockholders’ equity totaled $50.8 million or 8.3% of total assets, with book value per share at $18.11. Net income for the quarter ended March 31, 2007, was $1.5 million, or $0.53 earnings per common share for both basic and diluted calculations. The annualized return on average assets (ROA) was 0.96%, while the annualized return on average stockholders’ equity (ROE) was 11.70%, for the three months ended March 31, 2007.
Financial Condition
     During the three months ended March 31, 2007, total assets decreased by $5.8 million (0.9%), with interest-earning assets increasing by $10.2 million (1.8%). At March 31, 2007, interest-earning assets totaled $570.8 million and represented 93.1% of total assets.
     Loans receivable totaled $470.7 million at March 31, 2007, compared to $471.7 million at December 31, 2006. At March 31, 2007, loans receivable represented 82.5% of interest-earning assets, 76.8% of total assets and 95.8% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $53.3 million (11.3%) in construction and development loans, $234.1 million (49.7%) in residential mortgage loans, $13.7 million (2.9%) in multifamily loans, $107.8 million (22.9%) in commercial real estate loans, $2.8 million (0.6%) in consumer loans, $47.2 million (10.0%) in commercial business and $11.8 million (2.6%) in government and other loans. Adjustable rate loans comprised 57.8% of total loans at March 31, 2007. During the three months ended March 31, 2007, loans decreased by $1.0 million (0.2%). During the period, growth occurred in construction & development, residential real estate and commercial business loans, while commercial real estate, multifamily and consumer loan balances decreased. During the three-month period, loan growth was lower than projected as a result of commercial real estate and multifamily loan pay-off activity.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. During the three months ended March 31, 2007, the Bancorp sold $2.9 million in fixed rate mortgages originated for sale compared to $913 thousand during the three months ended March 31, 2006. Net gains realized from sales for the three months ended March 31, 2007, totaled $54 thousand compared to $23 thousand for the three months ended March 31, 2006. At March 31, 2007, the Bancorp had no loans that were classified as loans held for sale.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. The investment portfolio totaled $96.5 million at March 31, 2007, compared to $99.0 million at December 31, 2006, a decrease of $2.5 million (2.5%). At March 31, 2007, the investment portfolio represented 16.9% of interest-earning assets and 15.7% of total assets. The securities portfolio was comprised of 36.7% in U.S. government agency debt securities, 39.9% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 23.4% in municipal securities. At March 31, 2007, securities available-for-sale (“AFS”) totaled $79.4 million or 82.3% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at March 31, 2007, the Bancorp had $3.5 million in Federal Home Loan Bank (FHLB) stock. At March 31, 2007 and 2006, no investments were maintained in interest bearing balances in financial institutions.

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
     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $3.3 million at March 31, 2007, compared to $3.1 million at December 31, 2006, an increase of $268 thousand or 8.7%. The increase in non-performing loans at March 31, 2007 is related to an increase in delinquencies for loans secured by real estate. The ratio of non-performing loans to total loans was 0.71% at March 31, 2007, compared to 0.65% at December 31, 2006. The ratio of non-performing loans to total assets was 0.55% at March 31, 2007, compared to 0.50% at December 31, 2006. The March 31, 2007 non-performing loan balances include $2.5 million in loans accounted for on a non-accrual basis and $814 thousand in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $6.9 million at March 31, 2007 and December 31, 2006. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is more closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $7.8 million at March 31, 2007, compared to $7.6 million at December 31, 2006.
     At March 31, 2007, impaired loans totaled $1.7 million, compared to $1.9 million at December 31, 2006. The impaired loan balances were also classified as non-performing loans at the end of both periods. The March 31, 2007 impaired loan balances consist of four impaired loans for two commercial borrowers that are secured by business assets and real estate, and are personally guaranteed by the owner of the business. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans during the quarter ended, March 31, 2007.
     At March 31, 2007, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at March 31, 2007, there were no other interest bearing assets that would be required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

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
     For the three months ended March 31, 2007 and 2006, no additions to the ALL account were required. The March 31, 2007 ALL contained $554 thousand in specific allowances for the collateral deficiency associated with four loans totaling $1.7 million, which had been classified as impaired at March 31, 2007 and December 31, 2006. Charge-offs, net of recoveries, totaled $3 thousand for the current three months, compared to recoveries, net of charge-offs of $15 thousand for the three months ended March 31, 2006. Changes in the provision take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio growth, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given consideration to increased risks associated within the local economy, changes in loan mix and asset quality.
     The ALL to total loans was 0.91% at March 31, 2007, compared to 0.90% at December 31, 2006, while the ALL to non-performing loans (coverage ratio) was 127.4% at March 31, 2007, compared to 138.6% at December 31, 2006. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been established. The March 31, 2007 balance in the ALL account of $4.3 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     At March 31, 2007, the Bancorp had four properties in foreclosed real estate totaling $368 thousand and $323 thousand at December 31, 2006.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At March 31, 2007, deposits totaled $491.4 million. During the three months ended March 31, 2007, deposits decreased by $21.6 million (4.2%). Money market deposit accounts (MMDA’s) decreased by $31.1 million (22.6%), as a result of planned withdrawals by a local governmental units. Checking account balances decreased by $3.9 million (3.6%). Certificates of deposit increased by $12.2 million (5.7%), as additional certificates of deposit balances were acquired to replace MMDA’s withdrawals. Savings account balances increased by $1.2 million (2.1%) during the current period. At March 31, 2007, the deposit base was comprised of 21.2% checking accounts, 21.6% MMDA’s, 11.3% savings accounts and 45.9% certificates of deposit.
     Borrowings are primarily used to fund asset growth not supported by deposit generation. At March 31, 2007, borrowed funds totaled $66.9 million compared to $51.5 million at December 31, 2006, an increase of $15.4 million (29.8%). Retail repurchase agreements totaled $13.5 million at March 31, 2007, compared to $14.7 million at December 31, 2006, a decrease of $1.2 million (8.4%). Federal Home Loan Bank (FHLB) fixed, variable and line of credit advances totaled $51.3 million at March 31, 2007, compared to $35.1 million at December 31, 2006, an increase of $16.2 million (46.2%). During the current period, additional advances were acquired to fund the planned MMDA withdrawals by local governmental units. In addition, other short-term borrowings totaled $2.1 million at March 31, 2007, compared to $1.7 million at December 31, 2006, an increase of $376 thousand (22.2%).
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
     During the three months ended March 31, 2007, cash and cash equivalents decreased by $1.0 million compared to a $23.8 million decrease for the three months ended March 31, 2006. The primary sources of cash were proceeds from pay downs of securities, loan sales, loan repayments and proceeds from FHLB advances and other borrowed funds. The primary uses of cash were the purchase of securities, funding of withdrawals for short-term local government funds, repayment of FHLB advances, purchase of loan participations and the payment of common stock dividends. Cash provided for operating activities totaled $2.4 million for the three months ended March 31, 2007, compared to $1.9 million for the period ended March 31, 2006. Cash outflows from investing activities totaled $3.7 million for the current period, compared to $11.7 million for the three months ended March 31, 2006. The change for the current period was primarily due to an increase in cash flow from securities. Net cash outflows from financing activities totaled $7.1 million during the current period compared to net cash outflows of $13.9 million for the three months ended March 31, 2006. The change in net cash outflows from financing activities was primarily due to deposit withdrawals of $26.5 million for local government units in 2006. The Bancorp paid dividends on common stock of $978 thousand during the current three-month period compared to $918 thousand for the three months ended March 31, 2006.
     At March 31, 2007, outstanding commitments to fund loans totaled $94.0 million. Approximately 89% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.
     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2007, stockholders’ equity increased by $765 thousand (1.5%). The increase was primarily a result of the Bancorp’s $1.5 million in net income for the current three month period. The Bancorp declared $1.0 million in cash dividends for the three-month period ended March 31, 2007. The net unrealized gain on available-for-sale securities, net of tax was $188 thousand for the current three months. During the current three month period, the Bancorp received $85 thousand from the issuance of Bancorp common stock from stock-based compensation plans.
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
     The table on the following page shows that, at March 31, 2007, and December 31, 2006, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At March 31, 2007	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$55.3	12.1%	$36.6	8.0%	$45.7	10.0%
Tier 1 capital to risk-weighted assets	$51.1	11.2%	$18.3	4.0%	$27.4	6.0%
Tier 1 capital to adjusted average assets	$51.1	8.3%	$18.6	3.0%	$31.0	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2006	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$54.7	12.0%	$36.4	8.0%	$45.5	10.0%
Tier 1 capital to risk-weighted assets	$50.4	11.1%	$18.2	4.0%	$27.3	6.0%
Tier 1 capital to adjusted average assets	$50.4	8.0%	$19.0	3.0%	$31.7	5.0%

     The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends, which may be declared by the Bank in 2007, without prior regulatory approval, approximates $4,907,000 plus current 2007 net profits.
Results of Operations — Comparison of the Quarter Ended March 31, 2007 to the Quarter Ended March 31, 2006
     Net income for the three months ended March 31, 2007 was $1.5 million, compared to $1.7 million for the quarter ended March 31, 2006, a decrease of $190 thousand (11.3%). The earnings represent a ROA of 0.96% for the quarter ended March 31, 2007, compared to 1.10% for the quarter ended March 31, 2006. The ROE was 11.70% for the quarter ended March 31, 2007, compared to 14.24% for the quarter ended March 31, 2006.
     Net interest income for the three months ended March 31, 2007 was $4.4 million, a decrease of $629 thousand (12.5%), compared to $5.0 million for the quarter ended March 31, 2006. The decrease in net interest income has been negatively impacted by the continued inverted treasury yield curve, lower than projected loan and checking account growth, and an increase in funding costs. The weighted-average yield on interest-earning assets was 6.18% for the three months ended March 31, 2007, compared to 5.79% for the three months ended March 31, 2006. The weighted-average cost of funds for the quarter ended March 31, 2007, was 3.16% compared to 2.33% for the quarter ended March 31, 2006. The impact of the 6.18% return on interest-earning assets and the 3.16% cost of funds resulted in an interest rate spread of 3.02% for the current quarter compared to 3.46% for the quarter ended March 31, 2006. During the current quarter, total interest income increased by $560 thousand (6.7%) while total interest expense increased by $1.2 million (36.4%). The net interest margin was 3.08% for the three months ended March 31, 2007, compared to 3.52% for the quarter ended March 31, 2006. On a tax equivalent basis, the Bancorp’s net interest margin was 3.17% for the three months ended March 31, 2007, compared to 3.62% for the quarter ended March 31, 2006 Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the three months ended March 31, 2007, interest income from loans increased by $508 thousand (7.0%), compared to the three months ended March 31, 2006. The increase was primarily due to an increase in the weighted-average yield earned on loan balances and increased average balances. Average daily loan balances were affected by growth in construction and land development loans, and residential loans. The weighted-average yield on loans outstanding was 6.59% for the current quarter, compared to 6.22% for the three months ended March 31, 2006. Loan balances averaged $469.7 million for the current quarter, up $4.5 million (1.0%) from $465.2 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, interest income on securities and other interest bearing balances increased by $53 thousand (5.2%), compared to the quarter ended March 31, 2006. The increase was due to higher securities balances and an increase in the weighted-average portfolio yield. The weighted-average yield on securities and other interest bearing balances was 4.34%, for the current quarter, compared to 3.98% for the three months ended March 31, 2006. Securities balances averaged $98.5 million for the current quarter, up $6.1 million (6.5%) from $92.4 million for the three months ended March 31, 2006. Other interest bearing balances averaged $1.8 million for the current quarter, down $10.9 million (85.7%) from $12.7 million for the three months ended March 31, 2006.
     Interest expense on deposits increased by $882 thousand (31.5%) during the current quarter compared to the three months ended March 31, 2006. The change was due to an increase in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended March 31, 2007 was 3.00%, compared to 2.21% for the quarter ended March 31, 2006. Total deposit balances averaged $488.9 million for the current quarter, down $18.2 million (3.6%) from $507.1 million for the quarter ended March 31, 2006. Interest expense on borrowed funds increased by $307 thousand (65.6%) during the current quarter due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 4.21% for the current quarter compared to 3.54% for the three months ended March 31, 2006. Borrowed funds averaged $73.6 million during the quarter ended March 31, 2007, an increase of $20.8 million (39.4%) from $52.8 million for the quarter ended March 31, 2006.

     Noninterest income for the quarter ended March 31, 2007 was $1.038 million, an increase of $3 thousand (0.3%) from $1.035 million for the quarter ended March 31, 2006. During the current quarter, fees and service charges totaled $680 thousand, a decrease of $36 thousand (5.0%) from $716 thousand for the quarter ended March 31, 2006. The change was due to a reduction in fees from retail banking services and letter of credit fees. Fees from Wealth Management operations totaled $169 thousand for the quarter ended March 31, 2007, an increase of $7 thousand (4.3%) from $162 thousand for the quarter ended March 31, 2006. Income from increases in the cash value of bank owned life insurance totaled $98 thousand, an increase of $23 thousand (30.7%) during the current quarter, compared to $75 thousand for the three months ended March 31, 2006. Gains from loan sales totaled $54 thousand for the current quarter, an increase of $31 thousand (134.8%), compared to $23 thousand for the quarter ended March 31, 2006. Gains from the sale of securities totaled $29 thousand for the current quarter. No security gains were realized during the quarter ended March 31, 2006. For the quarter ended March 31, 2007, no gains or losses from the sale of foreclosed real estate were realized, while $42 thousand in gains were realized during the quarter ended March 31, 2006.
     Noninterest expense for the quarter ended March 31, 2007 was $3.5 million, a decrease of $112 thousand (3.1%) from $3.6 million for the three months ended March 31, 2006. During the current quarter, compensation and benefits totaled $1.85 million, a decrease of $31 thousand (1.7%) from $1.88 million for the quarter ended March 31, 2006. The decrease was primarily due to a reduction in benefit costs. Occupancy and equipment totaled $613 thousand for the current quarter, an increase of $1 thousand (0.2%) compared to $612 thousand for the quarter ended March 31, 2006. Data processing expense totaled $221 thousand for the three months ended March 31, 2007, an increase of $19 thousand (9.4%) from $202 thousand for the three months ended March 31, 2006. The change was a result of increased utilization of the Bancorp’s core data processing system. Marketing expense related to banking products totaled $59 thousand for the current quarter, a decrease of $38 thousand (39.2%) from $97 thousand for the first quarter of 2006. First quarter marketing expenses were deferred to subsequent quarters, as the Bank focuses on reengineering its marketing function. Other expenses related to banking operations totaled $765 thousand for the quarter ended March 31, 2007, a decrease of $63 thousand (7.6%) from $828 thousand for the quarter ended March 31, 2006. The Bancorp’s efficiency ratio was 64.4% for the quarter ended March 31, 2007, compared to 59.6% for the three months ended March 31, 2006. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the three months ended March 31, 2007 totaled $454 thousand, compared to $778 thousand for the three months ended March 31, 2006, a decrease of $324 thousand (41.6%). The combined effective federal and state tax rates for the Bancorp was 23.4% for the three months ended March 31, 2007, compared to 31.7% for the three months ended March 31, 2006. The decrease was attributable to an increased investment in municipal securities, bank owned life insurance and the Bank’s Real Estate Investment Trust.
Critical Accounting Policies
     Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2006 remain unchanged.
Forward-Looking Statements
     Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in Item 1A of the Bancorp’s 2006 Form 10-K.

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
     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of March 31, 2007 and December 31, 2006. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

March 31, 2007:	Net Interest Income			Net Economic Value of Equity
			Policy			Policy
Change in rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$18,948	-6.0%	-20.0%	$77,467	-15.5%	-35%
1%	$19,597	-2.8%	-7.5%	$84,742	-7.6%	-15%
0%	$20,166	0.0%		$91,723	0.0%
-1%	$21,348	5.9%	-7.5%	$96,424	5.1%	-15%
-2%	$21,391	6.1%	-20.0%	$95,967	4.6%	-35%

December 31, 2006:	Net Interest Income			Net Economic Value of Equity
			Policy			Policy
Change in rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$15,707	-8.9%	-20.0%	$53,318	-14.1%	-35%
1%	$16,502	-4.3%	-7.5%	$57,950	-6.7%	-15%
0%	$17,247	0.0%		$62,089	0.0%
-1%	$17,656	2.4%	-7.5%	$64,115	3.3%	-15%
-2%	$17,740	2.9%	-20.0%	$63,713	2.6%	-35%
     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At March 31, 2007, an increase in interest rates of 2% would have resulted in a 6.0% decrease in net interest income and a 15.5% decrease in the net economic value of equity compared to decreases of 8.9% and 14.1% at December 31, 2006. During the three months ended March 31, 2007, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, maintaining the short duration of the securities portfolio, and implementing deposit funding and pricing strategies.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
     The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2007, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting.
     There was no significant change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

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

NORTHWEST INDIANA BANCORP

Date: May 10, 2007	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: May 10, 2007	/s/ Robert T. Lowry

Robert T. Lowry
Senior Vice President, Chief Financial Officer
and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications