Form 10-Q
period 2007-06-30
NORTHWEST INDIANA BANCORP
filed 2007-08-13
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2007, or

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
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 2,806,656 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2007.

NorthWest Indiana Bancorp
Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets, June 30, 2007 and December 31, 2006	1

Consolidated Statements of Income, Three and Six Months Ended June 30, 2007 and 2006	2

Consolidated Statements of Changes in Stockholders’ Equity, Three and Six Months Ended June 30, 2007 and 2006	3

Consolidated Statements of Cash Flows, Six Months Ended June 30, 2007 and 2006	4

Notes to Consolidated Financial Statements	5-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15-16

Item 4. Controls and Procedures	17

PART II. Other Information	18

SIGNATURES	19

EXHIBITS	20-23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-31.1
EX-31.2
EX-32.1

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	June 30,
	2007	December 31,
(Dollars in thousands)	(unaudited)	2006
ASSETS

Cash and non-interest bearing balances in financial institutions	$10,156	$15,764
Federal funds sold	2,270	—

Total cash and cash equivalents	12,426	15,764

Securities available-for-sale	88,674	83,765
Securities held-to-maturity; fair value: June 30, 2007 - $16,350 December 31, 2006 - $15,380	16,625	15,247
Loans held for sale	609	—
Loans receivable	456,973	471,716
Less: allowance for loan losses	(4,271)	(4,267)

Net loans receivable	452,702	467,449
Federal Home Loan Bank stock	3,544	3,544
Accrued interest receivable	3,079	3,331
Premises and equipment	14,558	14,603
Foreclosed real estate	130	323
Cash value of bank owned life insurance	11,017	10,822
Other assets	3,898	4,134

Total assets	$607,262	$618,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$50,479	$43,889
Interest bearing	451,207	469,042

Total	501,686	512,931
Borrowed funds	51,144	51,501
Accrued expenses and other liabilities	3,886	4,540

Total liabilities	556,716	568,972

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: June 30, 2007 - 2,877,279 December 31, 2006 - 2,870,437	360	359
shares outstanding: June 30, 2007 - 2,806,656 December 31, 2006 - 2,799,814 Additional paid in capital
Additional paid in capital	4,805	4,610
Accumulated other comprehensive loss	(936)	(389)
Retained earnings	47,839	46,952
Treasury stock, common shares at cost: June 30, 2007 - 70,623 December 31, 2006 - 70,623	(1,522)	(1,522)

Total stockholders’ equity	50,546	50,010

Total liabilities and stockholders’ equity	$607,262	$618,982

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest income:
Loans receivable
Real estate loans	$6,657	$6,417	$13,298	$12,532
Commercial loans	969	1,104	2,015	2,151
Consumer loans	49	65	99	132

Total loan interest	7,675	7,586	15,412	14,815

Securities	1,136	1,015	2,242	1,950
Other interest earning assets	36	23	58	163

Total interest income	8,847	8,624	17,712	16,928

Interest expense:
Deposits	3,770	3,102	7,450	5,900
Borrowed funds	652	627	1,427	1,094

Total interest expense	4,422	3,729	8,877	6,994

Net interest income	4,425	4,895	8,835	9,934
Provision for loan losses	5	15	5	15

Net interest income after provision for loan losses	4,420	4,880	8,830	9,919

Noninterest income:
Fees and service charges	745	740	1,425	1,457
Wealth management operations	169	174	338	336
Gain on sale of securities, net	19	—	48	—
Gain on sale of loans, net	64	34	118	57
Increase in cash value of bank owned life insurance	97	97	195	172
Gain/(loss) on sale of foreclosed real estate	(6)	—	(6)	42
Other	5	9	13	25

Total noninterest income	1,093	1,054	2,131	2,089

Noninterest expense:
Compensation and benefits	1,805	1,844	3,655	3,725
Occupancy and equipment	657	609	1,270	1,221
Data processing	224	207	445	409
Marketing	60	72	119	169
Other	852	827	1,617	1,655

Total noninterest expense	3,598	3,559	7,106	7,179

Income before income tax expenses	1,915	2,375	3,855	4,829
Income tax expenses	494	722	948	1,500

Net income	$1,421	$1,653	$2,907	$3,329

Earnings per common share:
Basic	$0.51	$0.59	$1.04	$1.19
Diluted	$0.50	$0.58	$1.03	$1.18

Dividends declared per common share	$0.36	$0.35	$0.72	$0.70
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$50,775	$47,164	$50,010	$46,433

Comprehensive income:
Net income	1,421	1,653	2,907	3,328
Net unrealized loss on securities available-for-sale, net of reclassifications and tax effects	(730)	(434)	(542)	(528)
Amortization of unrecognized gain	(3)	—	(5)	—

Comprehensive income	688	1,219	2,360	2,801

Issuance of common stock, under stockbased compensation plan, including tax effects	71	39	156	154

Stock based compensation expense	22	17	40	33

Cash dividends	(1,010)	(978)	(2,020)	(1,954)

Balance at end of period	$50,546	$47,454	$50,546	$47,454

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,907	$3,329

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(7,149)	(3,114)
Sale of loans originated for sale	6,595	3,032
Depreciation and amortization, net of accretion	727	685
Amortization of mortgage servicing rights	40	40
Amortization of investment in real estate limited partnerships	13	22
Equity in (gain)/loss of investment in limited partnership, net of interest received	20	42
Stock based compensation expense	40	33
Net gains on sale of securities	(48)	—
Net gains on sale of loans	(118)	(57)
Net gain on sale of foreclosed real estate	6	(42)
Provision for loan losses	5	15
Net change in:
Interest receivable	252	(80)
Cash value of bank owned life insurance	(195)	(172)
Other assets	497	(177)
Accrued expenses and other liabilities	(690)	(383)

Total adjustments	(5)	(156)

Net cash from operating activities	2,902	3,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	13,250	7,084
Proceeds from sales of securities available-for-sale	5,213	—
Purchase of securities available-for-sale	(24,150)	(12,300)
Purchase of securities held-to-maturity	(1,873)	—
Proceeds from maturities and pay downs of securities held-to-maturity	471	5
Loan participations purchased	(1,704)	(12,847)
Net change in loans receivable	16,295	718
Purchase of Federal Home Loan Bank Stock	—	(324)
Purchase of premises and equipment, net	(645)	(532)
Proceeds from sale of foreclosed real estate	338	183
Purchase of bank owned life insurance	—	(2,000)

Net cash from investing activities	7,195	(20,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(11,245)	(22,659)
Proceeds from FHLB advances	24,500	18,000
Repayment of FHLB advances	(21,500)	(6,500)
Change in other borrowed funds	(3,357)	5,573
Tax effect of nonqualified stock option exercise	15	9
Proceeds from issuance of common stock	141	132
Dividends paid	(1,989)	(1,894)

Net cash from financing activities	(13,435)	(7,339)

Net change in cash and cash equivalents	(3,338)	(24,179)
Cash and cash equivalents at beginning of period	15,764	39,831

Cash and cash equivalents at end of period	$12,426	$15,652

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,800	$6,940
Income taxes	$980	$1,840
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$151	$15
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2007 and 2006, and the consolidated statements of income and changes in stockholders’ equity for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The income reported for the six-month period ended June 30, 2007 is not necessarily indicative of the results to be expected for the full year.
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
Note 4 – Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2007 and June 30, 2006 is presented below:

	(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per common share:
Net income as reported	$1,421	$1,653	$2,907	$3,329

Weighted average common shares outstanding:	2,804,827	2,791,111	2,803,202	2,789,542

Basic earnings per common share:	$0.51	$0.59	$1.04	$1.19

Diluted earnings per common share:
Net income as reported	$1,421	$1,653	$2,907	$3,329

Weighted average common shares outstanding:	2,804,827	2,791,111	2,803,202	2,789,542
Add: Dilutive effect of assumed stock option exercises:	26,260	21,489	27,047	22,084

Weighted average common and dilutive potential common shares outstanding:	2,831,087	2,812,600	2,830,249	2,811,626

Diluted earnings per common share:	$0.50	$0.58	$1.03	$1.18

Note 5 – Stock Based Compensation
     Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment”, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the three months ended June 30, 2007, stock based compensation expense of $22,000 was recorded, compared to $17,000 for the quarter ended June 30, 2006. For the six months ended June 30, 2007, stock based compensation expense of $40,000 was recorded, compared to $33,000 for the six months ended June 30, 2006. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $35,000 in 2007 and $46,000 in 2008.
     A summary of option activity under the Bancorp’s stock option plan for the six months ended June 30, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2007	86,037	$22.92
Granted	—	—
Exercised	(6,842)	$20.53
Forfeited or expired	—	—

Outstanding at June 30, 2007	79,195	$23.16	4.2	581,194

Exercisable at June 30, 2007	50,420	$20.98	3.2	479,889

     During the six months ended June 30, 2007 and 2006, no stock options were granted from the Bancorp’s stock option plan. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006, was $68,233 and $70,239.
Note 6 – Adoption of New Accounting Standards
     The Bancorp adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Bancorp’s financial statements. The Bancorp and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana, Nevada and Maryland. The Bancorp is no longer subject to examination by taxing authorities for years before 2003. The Bancorp does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Bancorp recognizes interest and/or penalties related to income tax matters in income tax expense. The Bancorp did not have any amounts accrued for interest and penalties at June 30, 2007.
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
     At June 30, 2007, the Bancorp had total assets of $607.3 million, total loans of $457.0 million and total deposits of $501.7 million. Stockholders’ equity totaled $50.5 million or 8.3% of total assets, with book value per share at $18.01. Net income for the quarter ended June 30, 2007, was $1.4 million, or $0.51 earnings per common share for basic and $0.50 for diluted calculations. The annualized return on average assets (ROA) was 0.93%, while the annualized return on average stockholders’ equity (ROE) was 11.00%, for the three months ended June 30, 2007. Net income for the six months ended June 30, 2007, was $2.9 million, or $1.04 earnings per common share for basic and $1.03 for diluted calculations. The annualized return on average assets (ROA) was 0.95%, while the annualized return on average stockholders’ equity (ROE) was 11.36%, for the six months ended June 30, 2007.
Financial Condition
     During the six months ended June 30, 2007, total assets decreased by $11.7 million (1.9%), with interest-earning assets decreasing by $5.9 million (1.0%). At June 30, 2007, interest-earning assets totaled $568.7 million and represented 93.6% of total assets.
     Loans receivable totaled $457.0 million at June 30, 2007, compared to $471.7 million at December 31, 2006. At June 30, 2007, loans receivable represented 80.4% of interest-earning assets, 75.3% of total assets and 91.1% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $51.3 million (11.2%) in construction and development loans, $233.6 million (51.2%) in residential mortgage loans, $13.6 million (3.0%) in multifamily loans, $111.7 million (24.4%) in commercial real estate loans, $2.8 million (0.6%) in consumer loans, $39.3 million (8.6%) in commercial business and $4.7 million (1.0%) in government and other loans. Adjustable rate loans comprised 57.3% of total loans at June 30, 2007. During the six months ended June 30, 2007, loans decreased by $14.7 million (3.1%). During the period, growth occurred in construction & development, while commercial real estate, multifamily, consumer, commercial business and government loan balances decreased. During the six-month period, loan balances decreased as a result of expected commercial real estate loan, government, and commercial business loan pay-off activity.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. During the six months ended June 30, 2007, the Bancorp sold $6.6 million in fixed rate mortgages originated for sale compared to $3.0 million during the six months ended June 30, 2006. Net gains realized from sales for the six months ended June 30, 2007, totaled $118 thousand compared to $57 thousand for the six months ended June 30, 2006. At June 30, 2007, the Bancorp had $609 thousand in loans that were classified as held for sale.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. The securities portfolio totaled $105.3 million at June 30, 2007, compared to $99.0 million at December 31, 2006, an increase of $6.3 million (6.4%). At June 30, 2007, the securities portfolio represented 18.5% of interest-earning assets and 17.3% of total assets. The securities portfolio was comprised of 34.0% in U.S. government agency debt securities, 43.5% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, and 22.5% in municipal securities. At June 30, 2007, securities available-for-sale (“AFS”) totaled $88.7 million or 84.2% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at June 30, 2007, the Bancorp had $3.5 million in Federal Home Loan Bank (FHLB) stock. At June 30, 2007, $2.3 million was maintained in interest bearing balances in financial institutions.

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
     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $3.7 million at June 30, 2007, compared to $3.1 million at December 31, 2006, an increase of $591 thousand or 19.2%. The increase in non-performing loans at June 30, 2007 is related to one past due commercial real estate loan in the amount of $749 thousand. Subsequent to June 30, 2007, interest payments for this loan have been received and the loan is now current. The ratio of non-performing loans to total loans was 0.80% at June 30, 2007, compared to 0.65% at December 31, 2006. The ratio of non-performing loans to total assets was 0.60% at June 30, 2007, compared to 0.50% at December 31, 2006. The June 30, 2007 non-performing loan balances include $2.1 million in loans accounted for on a non-accrual basis and $1.6 million in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $5.6 million at June 30, 2007, compared to $6.9 million at December 31, 2006. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $9.7 million at June 30, 2007, compared to $7.6 million at December 31, 2006. The increase in watch loans at June 30, 2007 is related to commercial business and real estate loans with potential cash flow issues.
     At June 30, 2007, impaired loans totaled $955 thousand, compared to $1.9 million at December 31, 2006. The decrease for the period is a result of receiving a loan pay-off from a commercial real estate borrower. The June 30, 2007, impaired loan balances were also classified as non-performing loans at the end of both periods. The June 30, 2007, impaired loan balances consist of three loans for two commercial borrowers that are secured by business assets and real estate, and are personally guaranteed by the owner of the business. Impaired loans are loans where full payment under the loan terms is not expected. There were no other loans considered to be impaired loans as of, or for the quarter ended, June 30, 2007.
     At June 30, 2007, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at June 30, 2007, no other interest bearing assets were required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

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
     For the six months ended June 30, 2007, $5 thousand in additions to the ALL account were required, compared to $15 for the quarter ended June 30, 2006. The June 30, 2007 ALL contained $436 in specific allowances for the collateral deficiency associated with two loans totaling $955 thousand, which had been classified as impaired at June 30, 2007 and December 31, 2006. Charge-offs, net of recoveries, totaled $1 thousand for the current six months, compared to recoveries, net of recoveries of $28 thousand for the six months ended June 30, 2006. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given consideration to increased risks associated within the local economy, changes in loan balances and mix, and asset quality.
     The ALL to total loans was 0.93% at June 30, 2007, compared to 0.90% at December 31, 2006, while the ALL to non-performing loans (coverage ratio) was 116.4% at June 30, 2007, compared to 138.6% at December 31, 2006. A consistently strong coverage ratio is an indicator that sufficient provisions for loan losses have been established. The June 30, 2007 balance in the ALL account of $4.3 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     At June 30, 2007, the Bancorp had two properties in foreclosed real estate totaling $130 thousand, compared to 4 properties totaling $323 thousand at December 31, 2006.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At June 30, 2007, deposits totaled $501.7 million. During the six months ended June 30, 2007, deposits decreased by $11.2 million (2.2%). Checking account balances increased by $3.0 million (2.8%). Savings account balances decreased by $360 thousand (0.7%) during the current period. Money market deposit accounts (MMDA’s) decreased by $22.3 million (16.2%), as a result of planned withdrawals by a local governmental units. Certificates of deposit increased by $8.4 million (3.9%), as additional certificates of deposit balances were acquired to replace MMDA’s withdrawals. At June 30, 2007, the deposit base was comprised of 22.1% checking accounts, 22.9% MMDA’s, 10.7% savings accounts and 44.3% certificates of deposit.
     Borrowings are primarily used to fund asset growth not supported by deposit generation. At June 30, 2007, borrowed funds totaled $51.1 million compared to $51.5 million at December 31, 2006, a decrease of $357 thousand (0.7%). Retail repurchase agreements totaled $14.0 million at June 30, 2007, compared to $14.7 million at December 31, 2006, a decrease of $762 thousand (5.2%). Federal Home Loan Bank (FHLB) fixed, variable and line of credit advances totaled $35.9 million at June 30, 2007, compared to $35.1 million at December 31, 2006, an increase of $792 thousand (2.6%). During the three months ended June 30, 2007, advance balances decreased by $15.4 million as a result of increased liquidity from loan pay-off activity. In addition, other short-term borrowings totaled $1.3 million at June 30, 2007, compared to $1.7 million at December 31, 2006, a decrease of $346 thousand (2.0%).
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
     During the six months ended June 30, 2007, cash and cash equivalents decreased by $3.3 million compared to a $24.2 million decrease for the six months ended June 30, 2006. The primary sources of cash were proceeds from pay downs of securities, loan sales, loan repayments and proceeds from FHLB advances and other borrowed funds. The primary uses of cash were the purchase of securities, funding of withdrawals for short-term local government funds, repayment of FHLB advances, purchase of loan participations and the payment of common stock dividends. Cash provided for operating activities totaled $2.9 million for the six months ended June 30, 2007, compared to $3.2 million for the period ended June 30, 2006. Cash inflows from investing activities totaled $7.2 million for the current period, compared to cash outflows of $20.0 million for the six months ended June 30, 2006. The change for the current period was primarily due to expected commercial real estate, government and commercial business loan pay-offs. Net cash outflows from financing activities totaled $13.4 million during the current period compared to net cash outflows of $7.3 million for the six months ended June 30, 2006. The change in net cash outflows from financing activities was primarily due to an increase in net proceeds from FHLB advance balances during the six months ended June 30, 2007. The Bancorp paid dividends on common stock of $2.0 million during the current six-month period compared to $1.9 million for the three months ended June 30, 2006.
     At June 30, 2007, outstanding commitments to fund loans totaled $107.6 million. Approximately 89% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.
     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2007, stockholders’ equity increased by $536 thousand (1.1%). The increase was primarily a result of the Bancorp’s $2.9 million in net income for the current three month period. The Bancorp declared $2.0 million in cash dividends for the six-month period ended June 30, 2007. The net unrealized loss on available-for-sale securities, net of tax was $542 thousand for the current six months. During the current six-month period, the Bancorp received $141 thousand from the issuance of Bancorp common stock from stock-based compensation plans.
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
     The table on the following page shows that, at June 30, 2007, and December 31, 2006, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At June 30, 2007	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$55.8	12.5%	$35.7	8.0%	$44.6	10.0%
Tier 1 capital to risk-weighted assets	$51.5	11.5%	$17.8	4.0%	$26.8	6.0%
Tier 1 capital to adjusted average assets	$51.5	8.5%	$18.3	3.0%	$30.4	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2006	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$54.7	12.0%	$36.4	8.0%	$45.5	10.0%
Tier 1 capital to risk-weighted assets	$50.4	11.1%	$18.2	4.0%	$27.3	6.0%
Tier 1 capital to adjusted average assets	$50.4	8.0%	$19.0	3.0%	$31.7	5.0%

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
Results of Operations — Comparison of the Quarter Ended June 30, 2007 to the Quarter Ended June 30, 2006
     Net income for the quarter ended June 30, 2007 was $1.4 million, compared to $1.7 million for the quarter ended June 30, 2006, a decrease of $232 thousand (14.0%). The earnings represent a ROA of 0.93% for the quarter ended June 30, 2007, compared to 1.07% for the quarter ended June 30, 2006. The ROE was 11.00% for the quarter ended June 30, 2007, compared to 13.89% for the quarter ended June 30, 2006.
     Net interest income for the three months ended June 30, 2007 was $4.4 million, a decrease of $470 thousand (9.6%), compared to $4.9 million for the quarter ended June 30, 2006. The decrease in net interest income has been negatively impacted by short-term interest rates and slow loan and checking account growth. The weighted-average yield on interest-earning assets was 6.23% for the three months ended June 30, 2007, compared to 5.98% for the three months ended June 30, 2006. The weighted-average cost of funds for the quarter ended June 30, 2007, was 3.19% compared to 2.64% for the quarter ended June 30, 2006. The impact of the 6.23% return on interest-earning assets and the 3.19% cost of funds resulted in an interest rate spread of 3.04% for the current quarter compared to 3.34% for the quarter ended June 30, 2006. During the current quarter, total interest income increased by $223 thousand (2.6%) while total interest expense increased by $693 thousand (18.6%). The net interest margin was 3.12% for the three months ended June 30, 2007, compared to 3.40% for the quarter ended June 30, 2006. On a tax equivalent basis, the Bancorp’s net interest margin was 3.21% for the three months ended June 30, 2007, compared to 3.50% for the quarter ended June 30, 2006. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the three months ended June 30, 2007, interest income from loans increased by $89 thousand (1.2%), compared to the three months ended June 30, 2006. The increase was primarily due to an increase in the weighted-average yield earned on loan balances. The weighted-average yield on loans outstanding was 6.23% for the current quarter, compared to 6.38% for the three months ended June 30, 2006. Loan balances averaged $461.5 million for the current quarter, a decrease of $14.1 million (3.0%) from $475.6 million for the three months ended June 30, 2006. The decrease in average daily loan balances was affected by several large commercial real estate and commercial business loan pay-offs. During the three months ended June 30, 2007, interest income on securities and other interest bearing balances increased by $134 thousand (12.9%), compared to the quarter ended June 30, 2006. The increase was due to higher securities balances and an increase in the weighted-average portfolio yield. The weighted-average yield on securities and other interest bearing balances was 4.41%, for the current quarter, compared to 4.11% for the three months ended June 30, 2006. Securities balances averaged $100.3 million for the current quarter, up $4.3 million (4.5%) from $96.0 million for the three months ended June 30, 2006. Other interest bearing balances averaged $2.4 million for the current quarter, down $487 thousand (25.1%) from $1.9 million for the three months ended June 30, 2006.
     Interest expense on deposits increased by $668 thousand (21.5%) during the current quarter compared to the three months ended June 30, 2006. The change was due to an increase in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended June 30, 2007 was 3.05%, compared to 2.49% for the quarter ended June 30, 2006. Total deposit balances averaged $494.1 million for the current quarter, down $3.9 million (0.8%) from $498.0 million for the quarter ended June 30, 2006. Interest expense on borrowed funds increased by $25 thousand (4.0%) during the current quarter due to an increase in the weighted-average rate paid. The weighted-average cost of borrowed funds was 4.27% for the current quarter compared to 3.69% for the three months ended June 30, 2006. Borrowed funds averaged $61.1 million during the quarter ended June 30, 2007, a decrease of $6.9 million (10.1%) from $68.0 million for the quarter ended June 30, 2006.
     Noninterest income for the quarter ended June 30, 2007 was $1.09 million, an increase of $39 thousand (3.7%) from $1.05 million for the quarter ended June 30, 2006. During the current quarter, fees and service charges totaled $745 thousand, an increase of $5 thousand (0.7%) from $740 thousand for the quarter ended June 30, 2006. Fees from Wealth Management operations totaled $169 thousand for the quarter ended June 30, 2007, a decrease of $5 thousand (2.9%) from $174 thousand for the quarter ended June 30, 2006. Gains from the sale of securities totaled $19 thousand for the current quarter. No security gains were realized during the quarter ended June 30, 2006. Gains from loan sales totaled $64 thousand for the current quarter, an increase of $30 thousand (88.2%), compared to $34 thousand for the quarter ended June 30, 2006. Income from increases in the cash value of bank owned life insurance totaled $97 thousand for the quarters ended June 30, 2007 and 2006. For the quarter ended June 30, 2007, a $6 thousand loss from the sale of foreclosed was realized, no gains or losses were realized during the quarter ended June 30, 2006.
     Noninterest expense for the quarter ended June 30, 2007 was $3.60 million, an increase of $39 thousand (1.1%) from $3.56 million for the three months ended June 30, 2006. During the current quarter, compensation and benefits totaled $1.81 million, a decrease of $39 thousand (2.1%) from $1.84 million for the quarter ended June 30, 2006. The decrease was primarily due to a reduction in benefit accruals. Occupancy and equipment totaled $657 thousand for the current quarter, an increase of $48 thousand (7.9%) compared to $609 thousand for the quarter ended June 30, 2006. The increase was a result of additional depreciation expense for capital expenditures. Data processing expense totaled $224 thousand for the three months ended June 30, 2007, an increase of $17 thousand (8.2%) from $207 thousand for the three months ended June 30, 2006. The change was a result of increased utilization of the Bancorp’s core data processing system. Marketing expense related to banking products totaled $60 thousand for the current quarter, a decrease of $12 thousand (16.7%) from $72 thousand for the three months ended June 30, 2006. Marketing expenses for the current quarter were deferred to subsequent quarters, as the Bank continues to focus on reengineering its marketing function. Other expenses related to banking operations totaled $852 thousand for the quarter ended June 30, 2007, an increase of $25 thousand (3.0%) from $827 thousand for the quarter ended June 30, 2006. The increase is result of increased expenses associated with foreclosed real estate. The Bancorp’s efficiency ratio was 65.2% for the quarter ended June 30, 2007, compared to 59.8% for the three months ended June 30, 2006. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the three months ended June 30, 2007 totaled $494 thousand, compared to $722 thousand for the three months ended June 30, 2006, a decrease of $228 thousand (31.6%). The combined effective federal and state tax rates for the Bancorp was 25.8% for the three months ended June 30, 2007, compared to 30.4% for the three months ended June 30, 2006. The decrease was attributable to an increased investment in municipal securities and the Bank’s Real Estate Investment Trust.
Results of Operations — Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006
     Net income for the six months ended June 30, 2007 was $2.9 million, compared to $3.3 million for the six months ended June 30, 2006, a decrease of $422 thousand (12.7%). The earnings represent a ROA of 0.95% for the six months ended June 30, 2007, compared to 1.08% for the six months ended June 30, 2006. The ROE was 11.36% for the six months ended June 30, 2007, compared to 14.06% for the six months ended June 30, 2006.
     Net interest income for the six months ended June 30, 2007 was $8.8 million, a decrease of $1.1 million (11.1%), compared to $9.9 million for the six months ended June 30, 2006. The decrease in net interest income has been negatively impacted by short-term interest rates and slow loan and checking account growth. The weighted-average yield on interest-earning assets was 6.21% for the six months ended June 30, 2007, compared to 5.89% for the six months ended June 30, 2006. The weighted-average cost of funds for the six months ended June 30, 2007, was 3.18% compared to 2.48% for the six months ended June 30, 2006. The impact of the 6.21% return on interest-earning assets and the 3.18% cost of funds resulted in an interest rate spread of 3.03% for the current six months compared to 3.40% for the six months ended June 30, 2006. During the current six months, total interest income increased by $784 thousand (4.6%) while total interest expense increased by $1.9 million (26.9%). The net interest margin was 3.10% for the six months ended June 30, 2007, compared to 3.46% for the six months ended June 30, 2006. On a tax equivalent basis, the Bancorp’s net interest margin was 3.19% for the six months ended June 30, 2007, compared to 3.56% for the six months ended June 30, 2006.
     During the six months ended June 30, 2007, interest income from loans increased by $597 thousand (4.0%), compared to the six months ended June 30, 2006. The increase was primarily due to an increase in the weighted-average yield earned on loan balances. The weighted-average yield on loans outstanding was 6.62% for the current six months, compared to 6.30% for the six months ended June 30, 2006. Loan balances averaged $465.6 million for the current six months, a decrease of $4.8 million (1.0%) from $470.4 million for the six months ended June 30, 2006. The decrease in average daily loan balances was affected by several large commercial real estate and commercial business loan pay-offs. During the six months ended June 30, 2007, interest income on securities and other interest bearing balances increased by $187 thousand (8.8%), compared to the six months ended June 30, 2006. The increase was due to higher securities balances and an increase in the weighted-average portfolio yield. The weighted-average yield on securities and other interest bearing balances was 4.38%, for the current six months, compared to 4.04% for the six months ended June 30, 2006. Securities balances averaged $99.4 million for the current six months, up $5.2 million (5.5%) from $94.2 million for the six months ended June 30, 2006. Other interest bearing balances averaged $2.1 million for the current six months, down $5.2 million (70.9%) from $7.3 million for the six months ended June 30, 2006.
     Interest expense on deposits increased by $1.6 million (26.3%) during the current six months compared to the six months ended June 30, 2006. The change was due to an increase in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the six months ended June 30, 2007 was 3.03%, compared to 2.35% for the six months ended June 30, 2006. Total deposit balances averaged $491.5 million for the current six months, down $11.2 million (2.2%) from $502.7 million for the six months ended June 30, 2006. Interest expense on borrowed funds increased by $333 thousand (30.4%) during the current six months due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 4.24% for the current six months compared to 3.62% for the six months ended June 30, 2006. Borrowed funds averaged $67.3 million during the six months ended June 30, 2007, an increase of $6.9 million (11.4%) from $60.4 million for the six months ended June 30, 2006.
     Noninterest income for the six months ended June 30, 2007 was $2.13 million, an increase of $42 thousand (2.0%) from $2.09 million for the six months ended June 30, 2006. During the current six months, fees and service charges totaled $1.43 million, a decrease of $32 thousand (2.2%) from $1.46 million for the six months ended June 30, 2006. Fees from Wealth Management operations totaled $338 thousand for the six months ended June 30, 2007, an increase of $2 thousand (0.6%) from $336 thousand for the six months ended June 30, 2006. Gains from the sale of securities totaled $48 thousand for the current six months. No security gains were realized during the six months ended June 30, 2006. Gains from loan sales totaled $118 thousand for the current six months, an increase of $61 thousand (107.0%), compared to $57 thousand for the six months ended June 30, 2006. Income from increases in the cash value of bank owned life insurance totaled $195 thousand for the six months ended June 30, 2007, compared to $172 thousand for the six months ended June 30, 2006, an increase of $23 thousand (13.4%). For the six months ended June 30, 2007, a $6 thousand loss from the sale of foreclosed real estate was realized, while net gains of $42 thousand were realized during the six months ended June 30, 2006.
     Noninterest expense for the six months ended June 30, 2007 was $7.11 million, a decrease of $73 thousand (1.0%) from $7.18 million for the six months ended June 30, 2006. During the current six months, compensation and benefits totaled $3.66 million, a decrease of $70 thousand (1.9%) from $3.73 million for the six months ended June 30, 2006. The decrease was primarily due to a reduction in benefit accruals. Occupancy and equipment totaled $1.3 million for the current six months, an increase of $49 thousand (4.0%) compared to $1.2 million for the six months ended June 30, 2006. The increase was a result of additional depreciation expense for capital expenditures. Data processing expense totaled $445 thousand for the six months ended June 30, 2007, an increase of $36 thousand (8.8%) from $409 thousand for the six months ended June 30, 2006. The change was a result of increased utilization of the Bancorp’s core data processing system. Marketing expense related to banking products totaled $119 thousand for the current six months, a decrease of $50 thousand (29.6%) from $169 thousand for the six months ended June 30, 2006. Marketing expenses for the current period were deferred to the second half of 2007, as the Bank continues to focus on reengineering its marketing function. Other expenses related to banking operations totaled $1.6 million for the six months ended June 30, 2007, a decrease of $38 thousand (2.3%) from $1.7 million for the six months ended June 30, 2006. The Bancorp’s efficiency ratio was 64.8% for the six months ended June 30, 2007, compared to 59.7% for the six months ended June 30, 2006.
     Income tax expenses for the six months ended June 30, 2007 totaled $948 thousand, compared to $1.5 million for the six months ended June 30, 2006, a decrease of $552 thousand (36.8%). The combined effective federal and state tax rates for the Bancorp was 24.6% for the six months ended June 30, 2007, compared to 31.1% for the six months ended June 30, 2006. The decrease was attributable to an increased investment in municipal securities, bank owned life insurance and the Bank’s Real Estate Investment Trust.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Bancorp’s primary market risk exposure is interest rate risk. Interest rate risk is the risk that the Bancorp’s earnings and capital will be adversely affected by changes in interest rates. The primary approach to interest rate risk management is one that focuses on adjustments to the Bancorp’s asset/liability mix in order to limit the magnitude of interest rate risk. The Board of Directors has delegated the responsibility for measuring, monitoring and controlling interest rate risk to the Bancorp’s asset/liability, capital and technology management committee (ALCTM). The ALCTM is responsible for developing and implementing interest rate risk management strategies, establishing and maintaining a system of limits and controls, and establishing and utilizing an interest rate risk measurement system. The ALCTM, which is made up of members of senior management, generally meets monthly with board presentations occurring quarterly.
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
     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of June 30, 2007 and December 31, 2006. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

June 30, 2007:

	Net Interest Income			Net Economic Value of Equity
Change in			Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$18,133	-8.3%	-20.0%	$84,995	-12.5%	-35%
1%	$18,990	-3.9%	-7.5%	$91,203	-6.1%	-15%
0%	$19,767	0.0%		$97,084	0.0%
-1%	$20,932	5.9%	-7.5%	$101,248	4.3%	-15%
-2%	$21,196	7.2%	-20.0%	$101,068	4.1%	-35%
December 31, 2006:

	Net Interest Income			Net Economic Value of Equity
Change in			Policy			Policy
rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$15,707	-8.9%	-20.0%	$53,318	-14.1%	-35%
1%	$16,502	-4.3%	-7.5%	$57,950	-6.7%	-15%
0%	$17,247	0.0%		$62,089	0.0%
-1%	$17,656	2.4%	-7.5%	$64,115	3.3%	-15%
-2%	$17,740	2.9%	-20.0%	$63,713	2.6%	-35%
     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At June 30, 2007, an increase in interest rates of 2% would have resulted in an 8.3% decrease in net interest income and a 12.5% decrease in the net economic value of equity compared to decreases of 8.9% and 14.1% at December 31, 2006. During the six months ended June 30, 2007, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, maintaining the short duration of the securities portfolio, and implementing deposit funding and pricing strategies.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
     The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2007, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting.
     There was no significant change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
There are no matters reportable under this item.
Item 4. Submission of Matters to a Vote of Security Holders
The Bancorp held its annual meeting of shareholders on April 18, 2007. At this meeting the shareholders:
1.	Elected the following directors for a three-year term:

	Number of Votes
	For	Against	Abstain
Leroy F. Cataldi, P.D.	2,186,354	3,418	12,745
Edward J. Furticella	2,190,072	—	12,445
Stanley E. Mize	2,133,095	1,000	68,422
Other directors whose term of office as a director continued after the meeting include:

David A. Bochnowski	Joel Gorelick
Frank J. Bochnowski	Kenneth V. Krupinski
Lourdes M. Dennison	Anthony Puntillo, DDS, MSD
Donald P. Fesko	James L. Wieser
2.	Ratified the appointment of Crowe Chizek and Company LLC as the auditors for the Bancorp for the year ending December 31, 2007.

Number of Votes
For	Against	Abstain
2,178,577	—	23,940
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

NORTHWEST INDIANA BANCORP

Date: August 13, 2007	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: August 13, 2007	/s/ Robert T. Lowry
Robert T. Lowry
Senior Vice President, Chief Financial Officer
and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications