Form 10-Q
period 2007-09-30
NORTHWEST INDIANA BANCORP
filed 2007-11-06
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2007, or

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 2,808,782 shares of the registrant’s Common Stock, without par value, outstanding at October 31, 2007.

NorthWest Indiana Bancorp

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
(Dollars in thousands)	(unaudited)
ASSETS

Cash and non-interest bearing balances in financial institutions	$10,056	$15,764
Federal funds sold	6,140	—

Total cash and cash equivalents	16,196	15,764

Securities available-for-sale	89,311	83,765
Securities held-to-maturity; fair value: September 30, 2007 - $16,205 December 31, 2006 - $15,380	16,266	15,247
Loans held for sale	190	—
Loans receivable	468,412	471,716
Less: allowance for loan losses	(4,151)	(4,267)

Net loans receivable	464,261	467,449
Federal Home Loan Bank stock	3,544	3,544
Accrued interest receivable	2,996	3,331
Premises and equipment	15,061	14,603
Foreclosed real estate	120	323
Cash value of bank owned life insurance	11,124	10,822
Other assets	3,513	4,134

Total assets	$622,582	$618,982

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$52,110	$43,889
Interest bearing	442,969	469,042

Total	495,079	512,931
Borrowed funds	71,633	51,501
Accrued expenses and other liabilities	4,073	4,540

Total liabilities	570,785	568,972

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: September 30, 2007 - 2,879,405 December 31, 2006 - 2,870,437 shares outstanding: September 30, 2007 - 2,808,782 December 31, 2006 - 2,799,814	360	359
Additional paid in capital	4,833	4,610
Accumulated other comprehensive loss	(146)	(389)
Retained earnings	48,272	46,952
Treasury stock, common shares at cost: September 30, 2007 - 70,623 December 31, 2006 - 70,623	(1,522)	(1,522)

Total stockholders’ equity	51,797	50,010

Total liabilities and stockholders’ equity	$622,582	$618,982

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest income:
Loans receivable
Real estate loans	$6,688	$6,617	$19,986	$19,149
Commercial loans	941	1,132	2,956	3,283
Consumer loans	49	61	149	193

Total loan interest	7,678	7,810	23,091	22,625

Securities	1,274	1,020	3,516	2,969
Other interest earning assets	21	77	79	241

Total interest income	8,973	8,907	26,686	25,835

Interest expense:
Deposits	3,846	3,492	11,295	9,393
Borrowed funds	674	693	2,102	1,787

Total interest expense	4,520	4,185	13,397	11,180

Net interest income	4,453	4,722	13,289	14,655
Provision for loan losses	80	0	85	15

Net interest income after provision for loan losses	4,373	4,722	13,204	14,640

Noninterest income:
Fees and service charges	722	756	2,147	2,213
Wealth management operations	192	159	530	495
Gain on sale of securities, net	51	—	99	—
Gain on sale of loans, net	54	51	172	107
Increase in cash value of bank owned life insurance	107	93	302	266
Gain/(loss) on sale of foreclosed real estate	12	(2)	6	40
Other	6	5	19	30

Total noninterest income	1,144	1,062	3,275	3,151

Noninterest expense:
Compensation and benefits	1,895	1,859	5,551	5,585
Occupancy and equipment	610	588	1,880	1,809
Data processing	213	204	658	614
Marketing	71	83	190	252
Other	840	824	2,457	2,477

Total noninterest expense	3,629	3,558	10,736	10,737

Income before income tax expenses	1,888	2,226	5,743	7,054
Income tax expenses	444	639	1,391	2,139

Net income	$1,444	$1,587	$4,352	$4,915

Earnings per common share:
Basic	$0.51	$0.57	$1.55	$1.76
Diluted	$0.51	$0.57	$1.54	$1.75

Dividends declared per common share	$0.36	$0.35	$1.08	$1.05
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$50,546	$47,454	$50,010	$46,433

Comprehensive income:
Net income	1,444	1,587	4,352	4,915
Net unrealized gain on securities available-for-sale, net of reclassifications and tax effects	792	861	250	333
Amortization of unrecognized gain	(3)	—	(8)	—

Comprehensive income	2,233	2,447	4,594	5,248

Issuance of common stock, under stockbased compensation plan, including tax effects	16	35	172	189

Stock based compensation expense	12	10	52	29

Cash dividends	(1,010)	(978)	(3,031)	(2,931)

Balance at end of period	$51,797	$48,968	$51,797	$48,968

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,352	$4,915

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(9,964)	(6,584)
Sale of loans originated for sale	9,854	6,524
Depreciation and amortization, net of accretion	1,057	1,012
Amortization of mortgage servicing rights	61	66
Amortization of investment in real estate limited partnerships	8	24
Equity in (gain)/loss of investment in limited partnership, net of interest received	79	61
Stock based compensation expense	52	50
Net gains on sale of securities	(99)	—
Net gains on sale of loans	(172)	(107)
Net gain on sale of foreclosed real estate	(6)	(40)
Provision for loan losses	85	15
Net change in:
Interest receivable	335	(27)
Cash value of bank owned life insurance	(302)	(266)
Other assets	412	(159)
Accrued expenses and other liabilities	(505)	(385)

Total adjustments	895	184

Net cash from operating activities	5,247	5,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	18,811	9,980
Proceeds from sales of securities available-for-sale	12,853	—
Purchase of securities available-for-sale	(36,711)	(15,758)
Purchase of securities held-to-maturity	(1,873)	—
Proceeds from maturities and pay downs of securities held-to-maturity	814	8
Loan participations purchased	(3,458)	(10,760)
Net change in loans receivable	6,325	7,280
Purchase of Federal Home Loan Bank Stock	—	(721)
Purchase of premises and equipment, net	(1,473)	(631)
Proceeds from sale of foreclosed real estate	445	197
Purchase of bank owned life insurance	—	(2,000)

Net cash from investing activities	(4,267)	(12,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(17,852)	1,337
Proceeds from FHLB advances	42,500	26,000
Repayment of FHLB advances	(26,500)	(26,500)
Change in other borrowed funds	4,132	(1)
Tax effect of nonqualified stock option exercise	15	13
Proceeds from issuance of common stock	157	155
Dividends paid	(3,000)	(2,872)

Net cash from financing activities	(548)	(1,868)

Net change in cash and cash equivalents	432	(9,174)
Cash and cash equivalents at beginning of period	15,764	39,831

Cash and cash equivalents at end of period	$16,196	$30,657

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,424	$11,147
Income taxes	$1,560	$2,025
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$236	$—
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2007 and December 31, 2006, and the consolidated statements of income and changes in stockholders’ equity for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The income reported for the nine-month period ended September 30, 2007 is not necessarily indicative of the results to be expected for the full year.
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
Note 3 – Loans Receivable
     Non-performing loans at period end were as follows:

	(Dollars in thousands)
	9/30/2007	12/31/2006
Loans past due over 90 days still on accrual	$1,146	$182
Non-accrual loans	7,106	2,896
     Impaired loans at period end were as follows:

	(Dollars in thousands)
	9/30/2007	12/31/2006
Period end loans with no allocated allowance for loan losses	$5,018	$—
Period end loans with allocated allowance for loan losses	848	1,887

Total	$5,866	$1,887

Amount of the allowance for loan losses allocated	$263	$522
Average of impaired loans during the period	$2,610	$2,059
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—
Note 4 — Concentrations of Credit Risk
     The primary lending area of the Bancorp encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter County, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana, and Lake, Cook and Will counties in Illinois. Substantially all loans are secured by specific items of collateral including residences, business assets and consumer assets.

Note 5 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2007 and September 30, 2006 is presented below:

	(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings per common share:
Net income as reported	$1,444	$1,587	$4,352	$4,915

Weighted average common shares outstanding:	2,807,991	2,796,611	2,805,121	2,790,576

Basic earnings per common share:	$0.51	$0.57	$1.55	$1.76

Diluted earnings per common share:
Net income as reported	$1,444	$1,587	$4,352	$4,915

Weighted average common shares outstanding:	2,807,991	2,796,611	2,805,121	2,790,576
Add: Dilutive effect of assumed stock option exercises:	23,456	22,251	25,868	21,469

Weighted average common and dilutive potential common shares outstanding:	2,831,447	2,818,862	2,830,989	2,812,045

Diluted earnings per common share:	$0.51	$0.57	$1.54	$1.75

Note 6 — Stock Based Compensation
     Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment”, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the three months ended September 30, 2007, stock based compensation expense of $12,000 was recorded, compared to $10,000 for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, stock based compensation expense of $52,000 was recorded, compared to $29,000 for the nine months ended September 30, 2006. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $19,000 in 2007 and $46,000 in 2008.
          A summary of option activity under the Bancorp’s stock option plan for the nine months ended September 30, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2007	86,037	$22.92
Granted	—	$—
Exercised	(7,568)	$20.57
Forfeited or expired	(325)	$30.00

Outstanding at September 30, 2007	78,144	$23.15	3.9	426,556

Exercisable at September 30, 2007	49,694	$20.98	2.9	368,638

     During the nine months ended September 30, 2007 and 2006, no stock options were granted from the Bancorp’s stock option plan. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006, was $59,233 and $90,621.
Note 7 – Adoption of New Accounting Standards
     The Bancorp adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Bancorp’s financial statements. The Bancorp and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Indiana, Nevada and Maryland. The Bancorp is no longer subject to examination by taxing authorities for years before 2003. The Bancorp does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Bancorp recognizes interest and/or penalties related to income tax matters in income tax expense. The Bancorp did not have any amounts accrued for interest and penalties at September 30, 2007.
     The Bancorp adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, as of January 1, 2007. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. Currently, the Bancorp holds servicing assets consisting of mortgage servicing rights and no servicing liabilities. As a result of the adoption of FASB Statement No. 156, mortgage servicing rights are initially measured at fair value and subsequent valuations of mortgage servicing rights are measured using the amortization method, which amortizes the servicing rights in proportion to and over the period of estimated net servicing income or net servicing loss. Mortgage servicing rights are assessed for impairment or increased obligation based on fair value at each reporting date. The Bancorp does not participate in financial hedging activities for its servicing of financial assets.

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
     At September 30, 2007, the Bancorp had total assets of $622.6 million, total loans of $468.4 million and total deposits of $495.1 million. Stockholders’ equity totaled $51.8 million or 8.3% of total assets, with book value per share at $18.44. Net income for the quarter ended September 30, 2007, was $1.4 million, or $0.51 earnings per common share for basic and $0.51 for diluted calculations. The annualized return on average assets (ROA) was 0.94%, while the annualized return on average stockholders’ equity (ROE) was 11.12%, for the three months ended September 30, 2007. Net income for the nine months ended September 30, 2007, was $4.4 million, or $1.55 earnings per common share for basic and $1.54 for diluted calculations. The annualized return on average assets (ROA) was 0.95%, while the annualized return on average stockholders’ equity (ROE) was 11.23%, for the nine months ended September 30, 2007.
Financial Condition
     During the nine months ended September 30, 2007, total assets increased by $3.6 million (0.6%), with interest-earning assets increasing by $9.6 million (1.7%). At September 30, 2007, interest-earning assets totaled $583.9 million and represented 93.8% of total assets.
     Loans receivable totaled $468.4 million at September 30, 2007, compared to $471.7 million at December 31, 2006. At September 30, 2007, loans receivable represented 80.2% of interest-earning assets, 75.2% of total assets and 94.6% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product and geographic diversification, and competitive and profitable pricing. The loan portfolio includes $47.1 million (10.1%) in construction and development loans, $233.4 million (49.7%) in residential mortgage loans, $12.9 million (2.8%) in multifamily loans, $0.8 million (0.2%) in a farmland loan, $120.8 million (25.8%) in commercial real estate loans, $2.6 million (0.6%) in consumer loans, $41.9 million (8.9%) in commercial business loans and $9.1 million (1.9%) in government and other loans. Adjustable rate loans comprised 57.3% of total loans at September 30, 2007. During the nine months ended September 30, 2007, loans decreased by $3.3 million (0.7%). During the period, growth occurred in commercial real estate, while construction and development, multifamily, consumer, commercial business and government loan balances decreased. During the nine month period, loan balances decreased as a result of expected construction and development loan, government, and commercial business loan pay-off activity.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. During the nine months ended September 30, 2007, the Bancorp sold $9.9 million in fixed rate mortgages originated for sale compared to $6.5 million during the nine months ended September 30, 2006. Net gains realized from sales for the nine months ended September 30, 2007, totaled $172 thousand compared to $107 thousand for the nine months ended September 30, 2006. At September 30, 2007, the Bancorp had $190 thousand in loans that were classified as held for sale.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. The securities portfolio totaled $105.6 million at September 30, 2007, compared to $99.0 million at December 31, 2006, an increase of $6.6 million (6.6%). At September 30, 2007, the securities portfolio represented 18.1% of interest-earning assets and 17.0% of total assets. The securities portfolio was comprised of 26.0% in U.S. government agency debt securities, 46.7% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 26.0% in municipal securities, and 1.3% in a trust preferred security. At September 30, 2007, securities available-for-sale (“AFS”) totaled $89.3 million or 84.6% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at September 30, 2007, the Bancorp had $3.5 million in Federal Home Loan Bank (FHLB) stock. At September 30, 2007, $6.1 million was maintained in interest bearing balances in financial institutions.
     The allowance for loan losses (ALL) is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses, and decreased by charge-offs less recoveries. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

     The determination of the amounts of the ALL and provisions for loan losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability as of the reporting date. The appropriateness of the current year provision and the overall adequacy of the ALL are determined through a disciplined and consistently applied quarterly process that combines a review of the current position with a risk assessment worksheet.
     The Risk Assessment Worksheet covers the residential, commercial real estate, commercial business, and consumer loan portfolios. Management uses a risk rating system to assist in determining the appropriate level for the ALL. Management assigns risk factors to non-performing loans; loans that management has internally classified as impaired, substandard, doubtful, loss, or watch; and, performing loans.
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
     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $8.3 million at September 30, 2007, compared to $3.1 million at December 31, 2006, an increase of $5.2 million or 168.1%. The increase in non-performing loans at September 30, 2007, is primarily related to two past due commercial real estate participation loans totaling $5.0 million, which have also been classified as substandard and impaired during the current quarter. For both loans, management is in periodic contact with the lead lenders and continues to gather information regarding steps required for protection of the bank’s interest in the collateral. Based on the current information provided by the lead lenders, management has had to make certain estimates regarding both projects’ cash flows, collateral values and strength of personal guarantees. Based upon these estimates, management believes that there is sufficient collateral and personal guarantees to repay the debt. To the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required. The ratio of non-performing loans to total loans was 1.76% at September 30, 2007, compared to 0.65% at December 31, 2006. The ratio of non-performing loans to total assets was 1.33% at September 30, 2007, compared to 0.50% at December 31, 2006. The September 30, 2007 non-performing loan balances include $7.1 million in loans accounted for on a non-accrual basis and $1.2 million in accruing loans which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $10.9 million at September 30, 2007, compared to $6.9 million at December 31, 2006. The increase in substandard loans at September 30, 2007, is related to the previously mentioned commercial real estate participation loans in the amount of $5.0 million. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $9.9 million at September 30, 2007, compared to $7.6 million at December 31, 2006. The increase in watch loans at September 30, 2007 is related to commercial business and real estate loans with potential cash flow issues.
     A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to collect all amounts due according to the contractual terms of the loan agreement. At September 30, 2007, impaired loans totaled $5.9 million, compared to $1.9 million at December 31, 2006. The September 30, 2007, impaired loan balances consist of five loans to four commercial borrowers that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. During the quarter ended September 30, 2007, a previously reported impaired commercial real estate loan totaling $230 thousand was charged-off, while two commercial real estate participation loans totaling $5.0 million and one commercial business loan totaling $141 thousand were classified as impaired. The September 30, 2007, impaired loan balances were also included in the previously discussed non-performing and substandard loan balances. There were no other loans considered to be impaired loans as of, or for the quarter ended, September 30, 2007.
          At September 30, 2007, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at September 30, 2007, no other interest bearing assets were required to be disclosed as non-accrual, past due, restructured or potential problems if such assets were loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded. The Bancorp has a $1.1 million participation in a $6.4 million letter of credit, which acts as payment support to bondholders. The Bancorp’s management currently believes that the principal of the borrower has the financial capacity to meet future bond repayment obligations. Cash flows from the security collateralizing the letter of credit have been negatively impacted due to the closing of a major tenant. The letter of credit is also secured by a cash collateral account in the amount of $1.0 million. Management continues to monitor the letter of credit and bond repayments.
     For the nine months ended September 30, 2007, $85 thousand in additions to the ALL account were required, compared to $15 thousand for the nine months ended September 30, 2006. The September 30, 2007 ALL contained $263 thousand in specific allowances for the collateral deficiency associated with two loans totaling $849 thousand, which had been classified as impaired at September 30, 2007. Charge-offs, net of recoveries, totaled $201 thousand for the current nine months, compared to charge-offs, net of recoveries of $65 thousand for the nine months ended September 30, 2006. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given consideration to increased risks associated with in the local economy, changes in loan balances and mix, and asset quality.
     The ALL to total loans was 0.89% at September 30, 2007, compared to 0.90% at December 31, 2006, while the ALL to non-performing loans (coverage ratio) was 50.3% at September 30, 2007, compared to 138.6% at December 31, 2006. The decrease in the coverage ratio is attributable to the two commercial real estate participation loans totaling $5.0 million that were placed in nonaccrual status during the current quarter. The September 30, 2007 balance in the ALL account of $4.2 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     At September 30, 2007, the Bancorp had two properties in foreclosed real estate totaling $120 thousand, compared to four properties totaling $323 thousand at December 31, 2006.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At September 30, 2007, deposits totaled $495.1 million. During the nine months ended September 30, 2007, deposits decreased by $17.9 million (3.5%). Checking account balances increased by $3.6 million (3.3%). Savings account balances decreased by $355 thousand (0.7%) during the current period. Money market deposit accounts (MMDA’s) decreased by $25.0 million (18.2%), as a result of planned withdrawals by local governmental units. Certificates of deposit increased by $3.8 million (1.8%), as additional certificates of deposit balances were acquired to replace MMDA’s withdrawals. At September 30, 2007, the deposit base was comprised of 22.5% checking accounts, 22.7% MMDA’s, 10.9% savings accounts and 43.9% certificates of deposit.
     Borrowings are primarily used to fund asset growth not supported by deposit generation. At September 30, 2007, borrowed funds totaled $71.6 million compared to $51.5 million at December 31, 2006, an increase of $20.1 million (39.1%). During the current period, short-term variable borrowings were utilized for funding requirements, instead of higher rate term deposits, in anticipation of a decrease in the Fed funds rate by the Federal Reserve. Retail repurchase agreements totaled $13.9 million at September 30, 2007, compared to $14.7 million at December 31, 2006, a decrease of $773 thousand (5.2%). Federal Home Loan Bank (FHLB) fixed, variable and line of credit advances totaled $55.3 million at September 30, 2007, compared to $35.1 million at December 31, 2006, an increase of $20.2 million (57.5%). During the three months ended September 30, 2007, advance balances increased by $19.4 million as a result of decreases in deposit balances. In addition, other short-term borrowings totaled $2.4 million at September 30, 2007, compared to $1.7 million at December 31, 2006, a decrease of $717 thousand (42.2%).
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
     During the nine months ended September 30, 2007, cash and cash equivalents increased by $432 thousand compared to a $9.2 million decrease for the nine months ended September 30, 2006. The primary sources of cash were proceeds from pay downs of securities, loan sales, loan repayments and proceeds from FHLB advances and other borrowed funds. The primary uses of cash were the purchase of securities, funding of withdrawals for short-term local government funds, repayment of FHLB advances, purchase of loan participations and the payment of common stock dividends. Cash provided for operating activities totaled $5.2 million for the nine months ended September 30, 2007, compared to $5.1 million for the period ended September 30, 2006. Cash outflows from investing activities totaled $4.3 million for the current period, compared to cash outflows of $12.4 million for the nine months ended September 30, 2006. The change for the current period was primarily due the maturities and sales of available-for-sale securities. Net cash outflows from financing activities totaled $548 thousand during the current period compared to net cash outflows of $1.9 million for the nine months ended September 30, 2006. The change in net cash outflows from financing activities was primarily due to an increase in net proceeds from FHLB advance balances during the nine months ended September 30, 2007. The Bancorp paid dividends on common stock of $3.0 million during the current nine month period compared to $2.9 million for the nine months ended September 30, 2006.
     At September 30, 2007, outstanding commitments to fund loans totaled $123.0 million. Approximately 48% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.
     During the fourth quarter of 2007, the Bancorp will complete the construction of a state-of-the-art banking center in Crown Point, Indiana. The cost of the new facility is expected to be approximately $1.2 million. During the current nine months, construction disbursements totaled $636 thousand. Approximately $564 thousand in additional construction disbursements will occur in 2007. The funding for these disbursements will be acquired from current period cash inflows. For the nine months ended September 30, 2007, capitalized interest totaled $2 thousand. The facility will not have a material impact on noninterest expense during 2007. The new facility will provide opportunities to expand market share for the Bancorp’s products and services in Crown Point and the surrounding areas.
     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2007, stockholders’ equity increased by $1.8 million (3.6%). The increase was primarily a result of the Bancorp’s $4.4 million in net income for the current nine month period. The Bancorp declared $3.0 million in cash dividends for the nine month period ended September 30, 2007. The net unrealized loss on available-for-sale securities, net of tax was $252 thousand for the current nine months. During the current nine month period, the Bancorp received $171 thousand from the issuance of Bancorp common stock from stock-based compensation plans.
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
     The table on the following page shows that, at September 30, 2007, and December 31, 2006, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At September 30, 2007	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$56.1	12.3%	$36.6	8.0%	$45.7	10.0%
Tier 1 capital to risk-weighted assets	$51.9	11.4%	$18.3	4.0%	$27.4	6.0%
Tier 1 capital to adjusted average assets	$51.9	8.4%	$18.5	3.0%	$30.8	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2006	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$54.7	12.0%	$36.4	8.0%	$45.5	10.0%
Tier 1 capital to risk-weighted assets	$50.4	11.1%	$18.2	4.0%	$27.3	6.0%
Tier 1 capital to adjusted average assets	$50.4	8.0%	$19.0	3.0%	$31.7	5.0%
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
Results of Operations — Comparison of the Quarter Ended September 30, 2007 to the Quarter Ended September 30, 2006
     Net income for the quarter ended September 30, 2007 was $1.4 million, compared to $1.6 million for the quarter ended September 30, 2006, a decrease of $143 thousand (9.0%). The earnings represent a ROA of 0.94% for the quarter ended September 30, 2007, compared to 1.02% for the quarter ended September 30, 2006. The ROE was 11.12% for the quarter ended September 30, 2007, compared to 13.11% for the quarter ended September 30, 2006.
     Net interest income for the three months ended September 30, 2007 was $4.5 million, a decrease of $269 thousand (5.7%), compared to $4.7 million for the quarter ended September 30, 2006. The decrease in net interest income has been negatively impacted by short-term interest rates and slow loan and checking account growth. The weighted-average yield on interest-earning assets was 6.24% for the three months ended September 30, 2007, compared to 6.15% for the three months ended September 30, 2006. The weighted-average cost of funds for the quarter ended September 30, 2007, was 3.23% compared to 2.94% for the quarter ended September 30, 2006. The impact of the 6.24% return on interest earning assets and the 3.23% cost of funds resulted in an interest rate spread of 3.01% for the current quarter compared to 3.21% for the quarter ended September 30, 2006. During the current quarter, total interest income increased by $66 thousand (0.7%) while total interest expense increased by $335 thousand (8.0%). The net interest margin was 3.10% for the three months ended September 30, 2007, compared to 3.26% for the quarter ended September 30, 2006. On a tax equivalent basis, the Bancorp’s net interest margin was 3.19% for the three months ended September 30, 2007, compared to

3.36% for the quarter ended September 30, 2006. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the three months ended September 30, 2007, interest income from loans decreased by $132 thousand (1.7%), compared to the three months ended September 30, 2006. The decrease was primarily due to a decrease in average daily loan balances. The weighted-average yield on loans outstanding was 6.64% for the current quarter, compared to 6.57% for the three months ended September 30, 2006. Loan balances averaged $462.7 million for the current quarter, a decrease of $12.7 million (2.7%) from $475.4 million for the three months ended September 30, 2006. The decrease in average daily loan balances was affected by several large commercial real estate and commercial business loan pay-offs. During the three months ended September 30, 2007, interest income on securities and other interest bearing balances increased by $198 thousand (18.1%), compared to the quarter ended September 30, 2006. The increase was due to higher securities balances and an increase in the weighted-average portfolio yield. The weighted-average yield on securities and other interest bearing balances was 4.60%, for the current quarter, compared to 4.22% for the three months ended September 30, 2006. Securities balances averaged $110.7 million for the current quarter, up $12.4 million (12.6%) from $98.3 million for the three months ended September 30, 2006. Other interest bearing balances averaged $1.8 million for the current quarter, down $3.9 million (68.4%) from $5.7 million for the three months ended September 30, 2006.
     Interest expense on deposits increased by $354 thousand (10.1%) during the current quarter compared to the three months ended September 30, 2006. The change was primarily due to an increase in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended September 30, 2007 was 3.08%, compared to 2.80% for the quarter ended September 30, 2006. Total deposit balances averaged $498.8 million for the current quarter, up $11.5 thousand (0.0%) from $498.7 million for the quarter ended September 30, 2006. Interest expense on borrowed funds decreased by $19 thousand (2.8%) during the current quarter due to a decrease in average daily balances for borrowed funds. The weighted-average cost of borrowed funds was 4.38% for the current quarter compared to 3.94% for the three months ended September 30, 2006. Borrowed funds averaged $61.5 million during the quarter ended September 30, 2007, a decrease of $8.8 million (12.5%) from $70.3 million for the quarter ended September 30, 2006.
     Noninterest income for the quarter ended September 30, 2007 was $1.14 million, an increase of $82 thousand (7.7%) from $1.06 million for the quarter ended September 30, 2006. During the current quarter, fees and service charges totaled $722 thousand, a decrease of $34 thousand (4.5%) from $756 thousand for the quarter ended September 30, 2006. Fees from Wealth Management operations totaled $192 thousand for the quarter ended September 30, 2007, an increase of $33 thousand (20.8%) from $159 thousand for the quarter ended September 30, 2006. Gains from the sale of securities totaled $51 thousand for the current quarter. No security gains were realized during the quarter ended September 30, 2006. Gains from loan sales totaled $54 thousand for the current quarter, an increase of $3 thousand (5.9%), compared to $51 thousand for the quarter ended September 30, 2006. Income from an increase in the cash value of bank owned life insurance totaled $107 thousand for the quarter ended September 30, 2007, an increase of $14 thousand (15.1%), compared to $93 thousand for the quarter ended September 30, 2006. For the quarter ended September 30, 2007, a $12 thousand gain from the sale of foreclosed real estate was realized, compared to a loss of $2 thousand for the quarter ended September 30, 2006.
     Noninterest expense for the quarter ended September 30, 2007 was $3.63 million, an increase of $71 thousand (2.0%) from $3.56 million for the three months ended September 30, 2006. During the current quarter, compensation and benefits totaled $1.90 million, an increase of $36 thousand (1.9%) from $1.86 million for the quarter ended September 30, 2006. The increase was primarily due to the addition of more employees. Occupancy and equipment totaled $610 thousand for the current quarter, an increase of $22 thousand (3.8%) compared to $588 thousand for the quarter ended September 30, 2006. The increase was a result of additional depreciation expense for capital expenditures. Data processing expense totaled $213 thousand for the three months ended September 30, 2007, an increase of $9 thousand (4.4%) from $204 thousand for the three months ended September 30, 2006. The change was a result of increased utilization of the Bancorp’s core data processing system. Marketing expense related to banking products totaled $71 thousand for the current quarter, a decrease of $12 thousand (14.5%) from $83 thousand for the three months ended September 30, 2006. Marketing expenses for the current quarter were down, as the Bank continues to focus on reengineering its marketing function. Other expenses related to banking operations totaled $840 thousand for the quarter ended September 30, 2007, an increase of $16 thousand (2.0%) from $824 thousand for the quarter ended September 30, 2006. The change is a result of an increase in standard operating expenses. The Bancorp’s efficiency ratio was 64.8% for the quarter ended September 30, 2007, compared to 61.5% for the three months ended September 30, 2006. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

     Income tax expenses for the three months ended September 30, 2007 totaled $444 thousand, compared to $639 thousand for the three months ended September 30, 2006, a decrease of $195 thousand (30.5%). The combined effective federal and state tax rates for the Bancorp was 23.5% for the three months ended September 30, 2007, compared to 28.7% for the three months ended September 30, 2006. The decrease was attributable to an increased investment in municipal securities and the Bank’s Real Estate Investment Trust.
Results of Operations — Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006
     Net income for the nine months ended September 30, 2007 was $4.4 million, compared to $4.9 million for the nine months ended September 30, 2006, a decrease of $563 thousand (11.4%). The earnings represent a ROA of 0.95% for the nine months ended September 30, 2007, compared to 1.06% for the nine months ended September 30, 2006. The ROE was 11.23% for the nine months ended September 30, 2007, compared to 13.71% for the nine months ended September 30, 2006.
     Net interest income for the nine months ended September 30, 2007 was $13.3 million, a decrease of $1.4 million (9.3%), compared to $14.7 million for the nine months ended September 30, 2006. The decrease in net interest income has been negatively impacted by short-term interest rates and slow loan and checking account growth. The weighted-average yield on interest-earning assets was 6.22% for the nine months ended September 30, 2007, compared to 5.98% for the nine months ended September 30, 2006. The weighted-average cost of funds for the nine months ended September 30, 2007, was 3.19% compared to 2.64% for the nine months ended September 30, 2006. The impact of the 6.22% return on interest-earning assets and the 3.19% cost of funds resulted in an interest rate spread of 3.03% for the current nine months compared to 3.34% for the nine months ended September 30, 2006. During the current nine months, total interest income increased by $851 thousand (3.3%) while total interest expense increased by $2.2 million (19.8%). The net interest margin was 3.10% for the nine months ended September 30, 2007, compared to 3.39% for the nine months ended September 30, 2006. On a tax equivalent basis, the Bancorp’s net interest margin was 3.19% for the nine months ended September 30, 2007, compared to 3.49% for the nine months ended September 30, 2006.
     During the nine months ended September 30, 2007, interest income from loans increased by $466 thousand (2.1%), compared to the nine months ended September 30, 2006. The increase was primarily due to an increase in the weighted-average loan yield. The weighted-average yield on loans outstanding was 6.63% for the current nine months, compared to 6.38% for the nine months ended September 30, 2006. Loan balances averaged $464.6 million for the current nine months, a decrease of $7.5 million (1.6%) from $472.1 million for the nine months ended September 30, 2006. The decrease in average daily loan balances was affected by several large commercial real estate and commercial business loan pay-offs. During the nine months ended September 30, 2007, interest income on securities and other interest bearing balances increased by $385 thousand (12.0%), compared to the nine months ended September 30, 2006. The increase was due to higher securities balances and an increase in the weighted-average portfolio yield. The weighted-average yield on securities and other interest bearing balances was 4.46%, for the current nine months, compared to 4.10% for the nine months ended September 30, 2006. Securities balances averaged $105.6 million for the current nine months, up $8.0 million (8.2%) from $97.6 million for the nine months ended September 30, 2006. Other interest bearing balances averaged $2.0 million for the current nine months, down $4.8 million (70.5%) from $6.8 million for the nine months ended September 30, 2006.
     Interest expense on deposits increased by $1.9 million (20.3%) during the current nine months compared to the nine months ended September 30, 2006. The change was due to an increase in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the nine months ended September 30, 2007 was 3.05%, compared to 2.50% for the nine months ended September 30, 2006. Total deposit balances averaged $494.0 million for the current nine months, down $7.4 million (1.5%) from $501.4 million for the nine months ended September 30, 2006. Interest expense on borrowed funds increased by $315 thousand (17.6%) during the current nine months due to an increase in the weighted-average rate paid and an increase in average daily balances. The weighted-average cost of borrowed funds was 4.29% for the current nine months compared to 3.74% for the nine months ended September 30, 2006. Borrowed funds averaged $65.3 million during the nine months ended September 30, 2007, an increase of $1.6 million (2.5%) from $63.7 million for the nine months ended September 30, 2006.
     Noninterest income for the nine months ended September 30, 2007 was $3.28 million, an increase of $124 thousand (3.9%) from $3.15 million for the nine months ended September 30, 2006. During the current nine months, fees and service charges totaled $2.15 million, a decrease of $66 thousand (3.0%) from $2.21 million for the nine months ended September 30, 2006. Fees from Wealth Management operations totaled $530 thousand for the nine months ended September 30, 2007, an increase of $35 thousand (7.1%) from $495 thousand for the nine months ended September 30, 2006. Gains from the sale of securities totaled $99 thousand for the current nine months. No security gains were realized during the nine months ended September 30, 2006. Gains from loan sales totaled $172 thousand for the current nine months, an increase of $65 thousand (60.7%), compared to $107 thousand for the nine months ended September 30, 2006. Income from increases in the cash value of bank owned life insurance totaled $302 thousand for the nine months ended September 30, 2007, compared to $266 thousand for the nine months ended September 30, 2006, an increase of $36 thousand (13.5%). For the nine months ended September 30, 2007, a $6 thousand gain from the sale of foreclosed real estate was realized, while net gains of $40 thousand were realized during the nine months ended September 30, 2006.
     Noninterest expense for the nine months ended September 30, 2007 was $10.74 million, a decrease of $1 thousand (0.0%) from $10.74 million for the nine months ended September 30, 2006. During the current nine months, compensation and benefits totaled $5.55 million, a decrease of $34 thousand (0.6%) from $5.59 million for the nine months ended September 30, 2006. The decrease was primarily due to a reduction in benefit accruals. Occupancy and equipment totaled $1.9 million for the current nine months, an increase of $71 thousand (3.9%) compared to $1.8 million for the nine months ended September 30, 2006. The increase was a result of additional depreciation expense for capital expenditures. Data processing expense totaled $658 thousand for the nine months ended September 30, 2007, an increase of $44 thousand (7.3%) from $614 thousand for the nine months ended September 30, 2006. The change was a result of increased utilization of the Bancorp’s core data processing system. Marketing expense related to banking products totaled $190 thousand for the current nine months, a decrease of $62 thousand (24.6%) from $252 thousand for the nine months ended September 30, 2006. Marketing expenses for the current period were down, as the Bank continues to focus on reengineering its marketing function. Other expenses related to banking operations totaled $2.46 million for the nine months ended September 30, 2007, a decrease of $20 thousand (0.8%) from $2.48 million for the nine months ended September 30, 2006. The change was a result of a reduction in losses related to customer fraud. The Bancorp’s efficiency ratio was 64.8% for the nine months ended September 30, 2007, compared to 60.3% for the nine months ended September 30, 2006.
     Income tax expenses for the nine months ended September 30, 2007 totaled $1.4 million, compared to $2.1 million for the nine months ended September 30, 2006, a decrease of $748 thousand (35.0%). The combined effective federal and state tax rates for the Bancorp was 24.2% for the nine months ended September 30, 2007, compared to 30.0% for the nine months ended September 30, 2006. The decrease was attributable to an increased investment in municipal securities, bank owned life insurance and the Bank’s Real Estate Investment Trust.
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
     Presented in the following tables is forward-looking information about the Bancorp’s sensitivity to changes in interest rates as of September 30, 2007 and December 31, 2006. The tables incorporate the Bancorp’s internal system generated data as related to the maturity and repayment/withdrawal of interest-earning assets and interest-bearing liabilities. Prepayment assumptions are based on published data. Present value calculations use current published market interest rates. For core deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based on the Bancorp’s historical experience, management’s judgment, and statistical analysis, as applicable, concerning their most likely withdrawal behaviors, but not as to when they could be repriced.

September 30, 2007:

	Net Interest Income			Net Economic Value of Equity
			Policy			Policy
Change in rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$14,617	-9.3%	-20.0%	$76,762	-17.1%	-35%
1%	$15,593	-3.2%	-7.5%	$85,143	-8.1%	-15%
0%	$16,114			$92,637
-1%	$17,255	7.1%	-7.5%	$96,795	4.5%	-15%
-2%	$17,852	10.8%	-20.0%	$97,827	5.6%	-35%
December 31, 2006:

	Net Interest Income			Net Economic Value of Equity
			Policy			Policy
Change in rates	Amount	% Chg.	Limit %	Amount	% Chg.	Limit %
2%	$15,707	-8.9%	-20.0%	$53,318	-14.1%	-35%
1%	$16,502	-4.3%	-7.5%	$57,950	-6.7%	-15%
0%	$17,247	0.0%		$62,089	0.0%
-1%	$17,656	2.4%	-7.5%	$64,115	3.3%	-15%
-2%	$17,740	2.9%	-20.0%	$63,713	2.6%	-35%
     The tables show that the Bancorp has managed interest rate risk within the policy limits set by the Board of Directors. At September 30, 2007, an increase in interest rates of 2% would have resulted in an 9.3% decrease in net interest income and a 17.1% decrease in the net economic value of equity compared to decreases of 8.9% and 14.1% at December 31, 2006. During the nine months ended September 30, 2007, the Bancorp has managed interest rate risk by generally selling fixed rate loans with contractual maturities exceeding 15 years, maintaining the short duration of the securities portfolio, and implementing deposit funding and pricing strategies.

Item 4. Controls and Procedures
          (a) Evaluation of Disclosure Controls and Procedures.
          The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2007, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          (b) Changes in Internal Control Over Financial Reporting.
          There was no significant change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

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

NORTHWEST INDIANA BANCORP
Date: November 6, 2007	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: November 6, 2007	/s/ Robert T. Lowry
Robert T. Lowry
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications