Form 10-K
period 2007-12-31
NORTHWEST INDIANA BANCORP
filed 2008-03-18
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Include by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-Accelerated filer: ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Based on the average bid and ask prices for the registrant’s Common Stock at June 29, 2007, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $65,412,417.
There were 2,810,103 shares of the registrant’s Common Stock, without par value, outstanding at February 22, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:
1. 2007 Annual Report to Shareholders. (Part II)
2. Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders. (Part III)

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
     The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its nine branch locations. For further information, see “Properties.”
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
     Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2007, under the 15% of capital and surplus limitation was approximately $8,352,000. At December 31, 2007, the Bank had no loans that exceeded the regulatory limitations.
     At December 31, 2007, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

     Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2007	2006	2005	2004	2003
Type of loan:
Conventional real estate loans:
Construction and development loans	$46,289	$48,688	$47,957	$38,619	$23,674
Loans on existing properties (1)	361,154	361,011	347,542	331,378	339,461
Consumer loans	2,399	3,012	3,983	4,685	5,099
Commercial business	46,953	46,751	50,069	47,270	35,767
Government and other (2)	11,664	12,254	19,492	11,838	5,807

Loans receivable (3)	$468,459	$471,716	$469,043	$433,790	$409,808

Type of collateral:
Real estate:
1-to-4 family	$223,300	$232,271	$228,475	$226,695	$233,454
Other dwelling units, land and commercial real estate	183,319	177,427	167,023	143,302	129,680
Consumer loans	2,290	2,904	3,966	4,559	4,909
Commercial business	45,441	45,671	49,044	44,923	34,554
Government and other (2)	11,664	12,254	19,492	11,838	5,807

Loans receivable (4)	$466,014	$470,527	$468,000	$431,317	$408,404

Average loans outstanding during the period (3)	$466,353	$472,212	$443,523	$415,098	$394,955

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.

(2)	Includes overdrafts to deposit accounts.

(3)	Net of unearned income and deferred loan fees.

(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.

     Loan Originations, Purchases and Sales. Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown. The amounts are stated in thousands (000’s).

	2007	2006	2005
Loans originated:
Conventional real estate loans:

Construction and development loans	$4,982	$11,212	$14,471
Loans on existing property	43,371	46,713	55,685
Loans refinanced	11,382	9,853	7,461

Total conventional real estate loans originated	59,735	67,778	77,617
Commercial business loans	155,649	123,829	148,433
Consumer loans	1,821	3,197	3,516

Total loans originated	$217,205	$194,804	$229,566

Loan participations purchased	$12,465	$12,354	$23,121

Whole loans and participations sold	$12,246	$9,142	$5,538

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousand’s (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$72,345	$43,100	$291,998	$407,443
Consumer loans	311	2,056	32	2,399
Commercial business, other loans	28,338	21,665	8,614	58,617

Total loans receivable	$100,994	$66,821	$300,644	$468,459

     The table below sets forth the dollar amount of all loans due after one year from December 31, 2007 which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate loans	$127,581	$207,517	$335,098
Consumer loans	2,088	—	2,088
Commercial business, other loans	23,954	6,325	30,279

Total	$153,623	$213,842	$367,465

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
     Designated officers have authorities, established by the Board of Directors, to approve loans. Loans up to $2,000,000 are approved by the loan officers loan committee. Loans from $2,000,000 to $3,000,000 are approved by the senior officers loan committee. All loans in excess of $3,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee. (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) Peoples Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.
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
The Current Lending Programs
     Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 100% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 100% of value. During 2007 over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.
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
     The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five or seven year period. ARM originations totaled $20.5 million for 2007 and $23.3 million for 2006. During 2007, ARMs represented 53.7% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.
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

	2007	2006	2005	2004	2003
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$1,383	$1,128	$784	$574	$601
Commercial	6,065	1,467	62	136	137
Commercial business	328	301	266	266	611
Consumer	—	—	1	7	—

Total	$7,776	$2,896	$1,113	$983	$1,349

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$819	$156	$53	$61	$370
Commercial	—	—	815	5	—
Commercial business	—	—	130	—	—
Consumer	23	26	—	—	—

Total	$842	$182	$998	$66	$370

Total of non-accrual and 90 days past due	$8,618	$3,078	$2,111	$1,049	$1,719

Ratio of non-performing loans to total assets	1.37%	0.50%	0.34%	0.19%	0.34%
Ratio of non-performing loans to total loans	1.84%	0.65%	0.45%	0.24%	0.42%

Foreclosed real estate	$136	$323	$260	$280	$—

Ratio of foreclosed real estate to total assets	0.02%	0.05%	0.04%	0.05%	0.00%
     During 2007, gross interest income of $701,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $315,000.
     Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. Loans, internally classified as substandard totaled $10.9 million at December 31, 2007, compared to $6.9 million at December 31, 2006. The increase in substandard loans at December 31, 2007, is related to two commercial real estate participation loans in the aggregate amount of $5.1 million. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $10.8 million at December 31, 2007, compared to $7.6 million at December 31, 2006. The increase in watch loans at December 31, 2007 is related to residential real estate loans.
     A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to repay all amounts due according to the contractual terms of the loan agreement. At December 31, 2007, impaired loans totaled $6.0 million, compared to $1.9 million at December 31, 2006. The increase in impaired loans is related to the previously mentioned two commercial real estate participation loans. The December 31, 2007, impaired loan balance consisted of six loans to four commercial borrowers that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. The December 31, 2007 allowance for loan losses (ALL) contained $824 thousand in specific allowances for collateral deficiencies, compared to $522 thousand in specific allowances at December 31, 2006. During the quarter ended December 31, 2007, a previously reported impaired commercial real estate loan with a specific allowance of $183 was eliminated as a result of a reduction in debt by the borrower. In addition, during the fourth quarter of 2007, a commercial business loan with a specific allowance of $80 thousand was eliminated as the loan became a performing credit and was reclassified to watch status. The December 31, 2007, impaired loan balances were also included in the previously discussed non-performing and substandard loan balances. There were no other loans considered to be impaired loans as of, or for the quarter ended, December 31, 2007.
     At December 31, 2007, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at December 31, 2007, no other interest bearing assets were required to be disclosed as non-accrual, past due or restructured. Management does not currently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     The Bancorp is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded. The Bancorp has a $1.1 million participation in a $6.4 million letter of credit, which acts as payment support to bondholders. Cash flows from the security collateralizing the letter of credit have been negatively impacted due to the closing of the major tenant. The letter of credit is also secured by a cash collateral account in the amount of $1.0 million. At December 31, 2007, based on current estimates management believes that a collateral deficiency of $72 thousand exists for this financial instrument. During 2007, management recorded a charge to earnings in the amount of $72 thousand to establish a contingent liability. Management will continue to monitor the letter of credit and bond repayments.
     For the year ended December 31, 2007, $552 thousand in additions to the ALL account were required, compared to $15 thousand for 2006. The December 31, 2007 ALL contained $824 thousand in specific allowances for the collateral deficiency associated with five loans to three borrowers totaling $5.3 million, which had been classified as impaired at December 31, 2007. Charge-offs, net of recoveries, totaled $238 thousand for the current year, compared to recoveries, net of charge-offs of $71 thousand for 2006. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given consideration to increased risks associated with in the local economy, changes in loan balances and mix, and asset quality.
     The ALL to total loans was 0.98% at December 31, 2007, compared to 0.90% at December 31, 2006, while the ALL to non-performing loans (coverage ratio) was 53.2% at December 31, 2007, compared to 138.6% at December 31, 2006. The decrease in the coverage ratio is attributable to the two commercial real estate participation loans totaling $5.1 million that were placed in nonaccrual status during the third quarter. The December 31, 2007 balance in the ALL account of $4.6 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans during the periods presented. The amounts are stated in thousands (000’s).

	2007	2006	2005	2004	2003
Balance at beginning of period	$4,267	$4,181	$3,892	$3,787	$3,635
Loans charged-off:
Real estate — residential	—	—	(37)	(14)	—
Commercial real estate	—	—	—	—	(136)
Commercial business	—	—	—	(297)	(120)
Consumer	(268)	(7)	—	(30)	(21)

Total charge-offs	(268)	(7)	(37)	(341)	(277)
Recoveries:
Residential real estate	3	20	18	41	—
Commercial real estate	—	33	—	—	3
Commercial business	24	21	60	14	—
Consumer	3	4	3	6	6

Total recoveries	30	78	81	61	9
Net (charge-offs) / recoveries	(238)	71	44	(280)	(268)

Provision for loan losses	552	15	245	385	420

Balance at end of period	$4,581	$4,267	$4,181	$3,892	$3,787

ALL to loans outstanding	0.98%	0.90%	0.89%	0.90%	0.92%
ALL to nonperforming loans	53.16%	138.60%	198.10%	371.00%	220.30%
Net charge-offs / recoveries to average loans out - standing during the period	-0.05%	0.02%	0.01%	0.07%	0.07%

     The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	808	47.8	761	60.0	644	55.1	550	57.2	500	58.9
Commercial and other dwelling	2,353	39.2	1,472	26.9	1,089	24.0	950	24.0	637	26.1
Consumer loans	53	0.5	87	0.6	99	6.1	150	5.2	150	4.8
Commercial business and other	1,367	12.5	1,947	12.5	2,349	14.8	2,242	13.6	2,500	10.2

Total	4,581	100.0	4,267	100.0	4,181	100.0	3,892	100.0	3,787	100.0

Investment Activities
     The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading. At December 31, 2007, AFS securities totaled $96.3 million or 84.0% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2007, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by SFAS No. 133. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2007, the Bancorp’s investment portfolio totaled $114.6 million. In addition, the Bancorp had $1.9 million federal funds sold, and $3.6 million in FHLB stock.
     The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2007	2006	2005
U.S. government agencies:
Available-for-sale	26,220	40,504	45,843
Mortgage-backed securities (1):
Available-for-sale	24,381	15,955	14,702
Held-to-maturity	461	538	550
Collateralized Mortgage Obligations (1):
Available-for-sale	27,532	22,347	12,957
Municipal Securities:
Available-for-sale	14,104	4,959	2,880
Held-to-maturity	17,897	14,709	13,161
Trust Preferred Securities:
Available-for-sale	4,049	—	—

Totals	$114,644	$99,012	$90,093

(1)	Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

     The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, mortgage-backed securities and collateralized mortgage obligations at December 31, 2007, are summarized as follows. The carrying values are stated in thousands (000’s).

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government Securities:
AFS	—	0%	—	0%	—	0%	—	0%
U.S. government Agencies:
AFS	10,735	3.56%	6,799	5.32%	8,685	5.37%	—	0%
HTM	—	0%	—	0%	—	0%	—	0%
Municipal Securities:
AFS	314	3.16%	—	0%	2,089	5.63%	11,701	6.08%
HTM	—	0%	—	0%	5,395	5.47%	12,502	5.83%
Mortgage-backed Securities:
AFS	313	3.91%	1,373	4.01%	8,128	4.76%	14,567	5.51%
HTM	—	0%	—	0%	—	0%	461	5.59%
Collateralized Mortgage Obligations:
AFS	—	0%	—	0%	550	3.92%	26,982	5.22%
Trust Preferred Securities:
AFS	—	0%	—	0%	—	0%	4,049	6.60%

Totals	$11,362	3.56%	$8,172	5.10%	$24,848	5.18%	$70,262	5.61%

Sources of Funds
     General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as, a line-of-credit and advances from the FHLB for borrowings. At December 31, 2007, the Bancorp had $14.2 million in repurchase agreements. Other borrowings totaled $62.7 million, of which $61.8 million represents FHLB advances.
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

	2007		2006		2005
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Demand deposits	$50,913	—	$45,862	—	$49,506	—
NOW accounts	59,113	1.26	56,412	1.06	56,119	0.79
MMDA accounts	110,943	3.54	133,558	3.06	105,130	1.63
Savings accounts	54,210	0.40	58,586	0.43	68,403	0.49
Certificates of deposit	219,052	4.59	213,419	3.99	203,723	2.68

Total deposits	$494,231	3.02	$507,837	2.65	$482,881	1.65

     Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2007 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$42,559
Over 3 months through 6 months	31,347
Over 6 months through 12 months	14,247
Over 12 months	1,235

Total	$89,388

     Borrowings. Borrowed money is used on a short-term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through repurchase agreements, as well as, through a line of credit and advances from the FHLB. Repurchase agreements generally mature within one year and are generally secured by U.S. government securities or U.S. agency securities, under the Bancorp’s control. FHLB advances with maturities ranging from one year to three years are used to fund securities and loans of comparable duration, as well as to reduce the impact that movements in short-term interest rates have on the Bancorp’s overall cost of funds. Fixed rate advances are payable at maturity, with a prepayment penalty. Putable advances are fixed for a period of one to three years and then may adjust annually to the three-month London Interbank Offered Rate (LIBOR) until maturity. Once the putable advance interest rate adjusts, the Bancorp has the option to prepay the advance on specified annual interest rate reset dates without prepayment penalty.
     The following table sets forth certain information regarding repurchase agreements by the Bancorp at the end of and during the periods indicated. The amounts are stated in thousands (000’s).

	At December 31,
	2007	2006	2005
Repurchase agreements:	$14,186	$14,717	$12,075
Fixed rate advances from the FHLB	31,000	30,000	33,000
Putable advances from the FHLB	2,000	2,000	4,500
Variable advances from the FHLB	26,000	—	—
FHLB line-of-credit	2,846	3,089	—
Limited partnership obligation	—	60	124
Overdrawn due from & Treasury Tax & Loan	898	1,635	1,454

Total borrowings	$76,930	$51,501	$51,153

	At December 31,
	2007	2006	2005
Repurchase agreements:
Balance	$14,186	$14,717	$12,075
Securities underlying the agreements:
Ending carrying amount	21,421	20,329	21,122
Ending fair value	21,421	20,329	21,122
Weighted average rate paid (1)	3.71%	4.20%	3.40%

	For year ended December 31,
	2007	2006	2005
Highest month-end balance	$15,746	$21,715	$14,490
Approximate average outstanding balance	14,581	14,186	13,938
Approximate weighted average rate paid on securities sold under agreements to repurchase (2)	3.79%	3.42%	2.54%

(1)	The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2)	The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

     The limited partnership obligation represents an investment interest in a partnership formed for the construction, ownership and management of affordable housing projects. The original amount of the note was $500,000. Funding began during 2000 and was completed during 2007 Payments are required within ten days of written demand. The obligation to make payment is absolute and unconditional. The note requires no payment of interest.
Trust Powers
     The activities of the Bancorp’s Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2007, the book value of the Wealth Management Group’s assets totaled $191.9 million, an increase of $47.1 million, compared to December 31, 2006. The increase in wealth management assets is related to the hiring of a new wealth management manager.
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
     The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread as of December 31, 2007.

Weighted average yield:
Securities	4.79%
Loans receivable	6.39
Federal Home Loan Bank stock	4.50
Total interest-earning assets	6.12

Weighted average cost:
Deposit accounts	2.93
Borrowed funds	3.93
Total interest-bearing liabilities	3.05

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.07

Financial Ratios and the Analysis of Changes in Net Interest Income
     The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2007	2006	2005
Return on average assets	0.91%	1.04%	1.14%
Return on average equity	10.78	13.42	14.67
Average equity-to-average assets ratio	8.41	7.76	7.75
Dividend payout ratio	71.85	60.41	55.09

	At December 31,
	2007	2006	2005
Total stockholders’ equity to total assets	8.39%	8.08%	7.40%

     The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000’s).

	Year ended December 31, 2007			Year ended December 31, 2006
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$229	$14	6.11%	$8,080	$401	4.97%
Federal funds sold	1,891	97	5.12	1,965	95	4.85
Securities	107,845	4,862	4.51	98,759	4,057	4.11

Total investments	109,966	4,973	4.52	108,804	4,553	4.19

Loans:*
Real estate mortgage loans	410,795	26,637	6.48	405,062	25,819	6.37
Commercial business loans	52,840	3,963	7.50	63,457	4,356	6.86
Consumer loans	2,718	195	7.17	3,692	250	6.78

Total loans	466,353	30,795	6.60	472,211	30,425	6.44

Total interest-earning assets	576,319	35,767	6.21	581,015	34,978	6.02

Allowance for loan losses	(4,203)			(4,227)
Cash and due from banks	11,600			13,491
Premises and equipment	14,757			14,490
Other assets	17,999			16,927

Total assets	$616,473			$621,696

Liabilities:

Demand deposit	$50,913	—	0.00%	$45,862	—	0.00%
NOW accounts	59,113	742	1.26	56,412	599	1.06
Money market demand accounts	110,943	3,924	3.54	133,558	4,091	3.06
Savings accounts	54,210	217	0.40	58,586	249	0.43
Certificates of deposit	219,052	10,059	4.59	213,419	8,520	3.99

Total interest-bearing deposits	494,231	14,943	3.02	507,837	13,459	2.65
Borrowed funds	68,002	2,938	4.32	60,224	2,278	3.78

Total interest-bearing liabilities	562,233	17,882	3.18	568,061	15,737	2.77

Other liabilities	2,374			5,381

Total liabilities	564,607			573,442

Stockholders’ equity	51,865			48,254

Total liabilities and stockholders’ equity	$616,473			$621,696

Net interest income		$17,886			$19,241

Net interest spread			3.03%			3.25%
Net interest margin**			3.10%			3.31%

*	Non-accruing loans have been included in the average balances.

**	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2007	vs.	2006	2006	vs.	2005
	Increase / (Decrease)			Increase / (Decrease)
	Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$(380)	$750	$370	$1,762	$2,399	$4,161
Securities	391	414	805	396	372	768
Other interest-earning assets	(413)	28	(385)	(150)	175	25

Total interest-earning assets	(402)	1,192	790	2,008	2,946	4,954

Interest Expense:
Deposits	(369)	1,854	1,485	430	5,083	5,513

Borrowed Funds	314	346	660	211	255	466

Total interest-bearing liabilities	(55)	2,200	2,145	641	5,338	5,979

Net change in net interest income/(expense)	$(347)	$(1,008)	$(1,355)	$1,367	$(2,392)	$(1,025)

Bank Subsidiary Activities
     Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2007, the Bank had an investment balance of $93 thousand in Peoples Service Corporation.
     NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2007, the Bank had an investment balance of $234.3 million in NWIN, LLC. The investment balance represents an increase of $25.2 million, as a result of additional capital contributions and net income increases during 2007.
     NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2007, the REIT held assets of $102.6 million in real estate loans. The consolidated financial statements include NorthWest Indiana Bancorp (the Bancorp), its wholly owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly owned subsidiaries, Peoples Service Corporation and NWIN, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation provides insurance and annuity investments to the Bank’s trust customers. NWIN, LLC is located in Las Vegas, Nevada and serves as the Banks investment subsidiary and parent of a real estate investment trust, NWIN Funding, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Personnel
     As of December 31, 2007, the Bank had 153 full-time and 32 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under Item 4.5 “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.
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
     The following table shows that, at December 31, 2007, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2007, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2007, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$56.8	12.0%	$37.8	8.0%	$47.2	10.0%

Tier 1 capital to risk weighted assets	$52.2	11.0%	$18.9	4.0%	$28.3	6.0%

Tier 1 capital to adjusted average assets	$52.2	8.3%	$18.8	3.0%	$31.4	5.0%
     Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.
     Dividend Limitations. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp’s cash flow, including cash flow to pay dividends on the Bancorp’s Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that may be declared by the Bank in 2008, without prior regulatory approval, approximates $4,392,000 plus current 2008 net profits. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition.
     Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings associations and safeguards the safety and soundness of the banking and savings industries. The FDIC administers the DIF, which generally insures commercial bank, savings association and state savings bank deposits. The DIF was created as a result of the merger of the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Bank is a member of the DIF and its deposit accounts are insured by the FDIC up to prescribed limits. See “Recent Legislative Developments.”
     The FDIC is authorized to establish annual deposit insurance assessment rates for members of the DIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of the insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on DIF members. Pursuant to the final regulations adopted under the Reform Act, the FDIC’s deposit insurance premiums are now assessed through a new risk-based system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums based upon their level of capital and risk profile. See “Recent Legislative Developments.” The Bank paid deposit insurance assessments of $0 during the year ended December 31, 2007. Future increase in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.
     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. The assessment rate for 2007 was approximately 0.015% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.
     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advance from the Federal Home Loan Bank. At December 31, 2007, the Bank was in compliance with this requirement.
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
     The Securities and Exchange Commission has adopted final rules implementing Section 404 of the Sarbanes-Oxley Act. In each Form 10-K it files, beginning with its 10-K for the fiscal year ended December 31, 2007, the Bancorp will be required to include a report of management on the Bancorp’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of the Bancorp, identify the framework used by management to evaluate the effectiveness of the Bancorp’s internal control over financial reporting and provide management’s assessment of the effectiveness of the Bancorp’s internal control over financial reporting. In addition, beginning with the Bancorp’s 10-K for the fiscal year ended December 31, 2009, the internal control report must state that the Bancorp’s independent accounting firm has issued an attestation report on management’s assessment of the Bancorp’s internal control over financial reporting. The Bancorp anticipates that significant efforts will be required to comply with Section 404 in 2008 and in future years. In addition, the Securities and Exchange Commission in 2006 adopted significant changes to its proxy statement disclosure rules relating to executive compensation. Among other things, several tables, more detailed narrative disclosures and a new compensation discussion and analysis section are required in proxy statements. These changes have required and will require a significant commitment of managerial resources and will result in increased costs to the Bancorp, which would adversely affect results of operations, or cause fluctuations in results of operations, in the future.
     On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005. This statute reforms the deposit insurance system by;
•	merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund no later than July 1, 2006 (the merger of the BIF and SAIF into DIF became effective as of March 31, 2006).

•	keeping the insurance coverage limit for individual accounts and municipal accounts at $100,000 but providing an inflation adjustment process which permits an adjustment effective January 1, 2011 and every five years thereafter based on the Personal Consumption Expenditures Index (with 2005 as the base year of comparison), unless the FDIC concludes such adjustment would be inappropriate for reasons relating to risks to the DIF;

•	increasing insurance coverage limits for retirement accounts to $250,000, subject to the same inflation adjustment process described above;

•	prohibiting undercapitalized members from accepting employee benefit plan deposits;

•	providing for the payment of credits based on a member’s share of the assessment base as of December 31, 1996 and equal to an aggregate of $4.7 billion for all members, which credits can offset FDIC assessments subject to certain limits;

•	providing for the declaration of dividends to members (based on a member’s share of the assessment base on December 31, 1996, and premiums paid after that date) equal to 50% of the amount in the DIF in excess of a reserve ratio of 1.35% and 100% of such amount in excess of a reserve ratio of 1.50%, subject to the FDIC’s right to suspend or limit dividends based on risks to the DIF; and

•	eliminating the mandatory assessment (up to 23 basis points) if the DIF falls below 1.25% of insured deposits and retaining assessments based on risk, needs of the DIF, and the effect on the members’ capital and earnings. The FDIC is authorized to set a reserve ratio of between 1.15% and 1.5% and will have five years to restore the DIF if the ratio falls below 1.15%. On November 2, 2006, the FDIC adopted final regulations that set the designated reserve ratio for the DIF at 1.25% beginning January 1, 2007.
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
Accounting for Income Taxes
     At December 31, 2007, the Bancorp’s consolidated total deferred tax assets were $2.5 million and the consolidated total deferred tax liabilities were $1.3 million, resulting in a consolidated net deferred tax asset of $1.2 million. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.
Item 1A. Risk Factors
     Not applicable.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s nine banking locations. The Bancorp owns all of its office properties.
     The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2007. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue Munster, IN 46321	1985	$1,185,483	11,640	$3,075,169
141 W. Lincoln Highway Schererville, IN 46375	1990	984,544	9,444	2,629,202
7120 Indianapolis Blvd. Hammond, IN 46324	1978	237,390	2,600	912,199
1300 Sheffield Dyer, IN 46311	1976	171,727	2,100	826,927
7915 Taft Merrillville, IN 46410	1968	89,798	2,750	605,934
8600 Broadway Merrillville, IN 46410	1996	1,384,054	4,400	2,542,991
4901 Indianapolis Blvd. East Chicago, IN 46312	1995	845,963	4,300	1,472,363
1501 Lake Park Avenue Hobart, IN 46342	2000	1,796,917	6,992	2,583,508
9204 Columbia Avenue Building B Munster, IN 46321	2003	6,306,787	36,685	9,097,339
855 Stillwater Parkway Crown Point, IN 46307	2007	2,278,135	3,945	2,334,616
     At December 31, 2007, the Bank had investments totaling $994,545 in two locations, which have been acquired for future development. The Bank outsources its core processing activities to Metavante Corporation located in Brown Deer, Wisconsin. Metavante provides real time services for loans, deposits, retail delivery systems, card solutions, and electronic banking. Additionally, the Bank utilizes Northern Trust in Chicago, Illinois for its wealth management operations.
     The net book value of the Bank’s property, premises and equipment totaled $16.3 million at December 31, 2007.
Item 3. Legal Proceedings
     The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.
Item 4.5 Executive Officers of the Bancorp
     Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2007 Annual Meeting of Shareholders:

     The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2007	Position
David A. Bochnowski	62	Chairman and Chief Executive Officer
Joel Gorelick	60	President and Chief Administrative Officer
Jon E. DeGuilio	52	Executive Vice President and Secretary
Robert T. Lowry	46	Senior Vice President, Chief Financial Officer and Treasurer
     The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:
     David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank. Mr. Bochnowski is responsible for the Bank’s strategic direction including a focus on enhancing brand awareness and market share, risk management, operations, information technology and human resources, as well as financial reporting and controls. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), now known as the new American Bankers Association (ABA) a national bank trade association. He is a trustee of the Munster Community Hospital, chairman of the Legacy Foundation of Lake County, and a Director of the Quality of Life Council. He is a former Chairman of the Indiana Department of Financial Institutions; former chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association; former director of the Federal Home Loan Bank of Indianapolis; and, a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds a Juris Doctorate degree from Georgetown University and a Masters Degree from Howard University. He served as an officer in the United States Army and is a Vietnam veteran.
     Joel Gorelick is President and Chief Administrative Officer of the Bancorp and the Bank. Mr. Gorelick has responsibility for daily activities including asset formation, funds acquisition, and wealth management activities. Mr. Gorelick has been with the Bank since 1983. He became a director in 2000. Mr. Gorelick is involved in many community service organizations and has served in positions such as president of the Northwest Indiana Boys & Girls Club, chairman of the board of the Northwest Indiana Regional Development Corporation and President of the Lake Central High School Athletics Booster Club. Mr. Gorelick is an instructor for the Indiana Banker’s Commercial Lending School. Mr. Gorelick received recognition as the Small Business Advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program and was named the 2000 board member of the year by the National Association For Development Companies. The Indiana District Office of the U. S. Small Business Administration named Mr. Gorelick the year 2000 Financial Services Advocate. Mr. Gorelick has been appointed as a board member for the United States Selective Service System and currently serves as President of the Lake County Economic Development Corporation. He holds a Masters of Science in Business Administration from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

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
     Robert T. Lowry is Senior Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, and financial reporting activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s assistant controller, internal auditor and controller. Mr. Lowry is a Certified Public Accountant (CPA). Mr. Lowry holds a Masters of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry is an instructor for the American Bankers Association online banking courses. Mr. Lowry is a member of the Indiana CPA Society and Financial Managers Society.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information contained under the caption “Market Information” in the 2007 Annual Report to Shareholders is incorporated herein by reference. Also see Item 12 of this Annual Report on Form 10-K.
Item 6. Selected Financial Data
     The information contained in the table captioned “Selected Consolidated Financial Data” in the 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report to Shareholders is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.
Item 8. Financial Statements
     The financial statements contained in the 2007 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There are no items reportable under this item.
Item 9A(T). Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
          The NorthWest Indiana Bancorp (the “Bancorp”) conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Bancorp in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United

States of America and include amounts based on management’s best estimates and judgments.
          The Risk Management Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent registered public accounting firm, Crowe Chizek and Company LLC, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Risk Management Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Risk Management Committee.
(b)	Report on Management’s Assessment of Internal Control Over Financial Reporting.
(i)	Management’s Responsibility for Financial Statements
          The Bancorp’s management is responsible for the integrity and objectivity of all information presented in this report including the financial statements contained in the Annual Report to shareholders which are incorporated by reference into Item 8 of this Form 10-K. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Bancorp’s financial position and results of operations for the periods and as of the dates stated therein.
(ii)	Management’s Assessment of Internal Control Over Financial Reporting
          The management of the Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting for the Bancorp as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
          The Bancorp’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Bancorp; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Bancorp are being made only in accordance with authorizations of management and the directors of the Bancorp; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Bancorp’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.
          With the participation of the Bancorp’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Bancorp’s system of internal control over financial reporting was effective as of December 31, 2007.
          This annual report does not include an attestation report of the Bancorp’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Bancorp’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Bancorp to provide only management’s report in this annual report.
c.	Evaluation of Changes in Internal Control Over Financial Reporting.
          There were no changes in the Bancorp’s internal control over financial reporting in the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.
     Item 9B. Other Information
          There are no items reportable under this item.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information contained under the sections captioned “Election of Directors” and “Meetings of the Board of Directors,” “Board Committees,” “Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned “Executive Officers of the Bancorp” at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Item 11. Executive Compensation
     The information contained under the section captioned “Executive Compensation” in the Bancorp’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information contained within the Bancorp’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, under the sections captioned “Security Ownership by Certain Beneficial Owners and Management”, on page [3], “Outstanding Equity Awards at December 31, 2007”, under the section captioned “Executive Compensation”, on page [7] and on pages [4-5] of the section captioned “Election of Directors” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     The information contained on page [7] in the “Summary Compensation Table for 2007”, contained under the section titled “Executive Compensation,” on page [14] under the section titled “Transactions with Related Persons, and on page [5] under the section titled “Corporate Governance-Director Independence” in the Bancorp’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information contained under the section captioned “Independent Registered Public Accounting Firm’s Services and Fees” in the Bancorp’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
          (a)(1) Financial Statements:
     The following financial statements of the Bancorp are incorporated herein by reference to the 2007 Annual Report to Shareholders, filed as Exhibit 13 to this report:
(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets, December 31, 2007 and 2006

(c)	Consolidated Statements of Income for the years ended December 31, 2007 and 2006

(d)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

(f)	Notes to Consolidated Financial Statements
     All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.
          (3) Exhibits:

Exhibit
Number	Description
2.	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i.	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii.	By-Laws (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.iii.	Amendment of By-Laws adopted July 27, 1994(incorporated herein by reference to Exhibit 3.iii to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

3.iv.	Amendment of By-Laws adopted January 21, 1999(incorporated herein by reference to Exhibit 3.iv. to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1998).

3.v.	Amendment of By-Laws adopted September 21, 2000.

3.vi.	Amendment of By-Laws adopted February 23, 2006 (incorporated herein by reference to Exhibit 3.1 of Bancorp’s Form 8-K dated February 27, 2006).

Exhibit
Number	Description
10.1. *	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2. *	Employment Agreement, dated April 19, 2006, among NorthWest Indiana Bancorp, Peoples Bank SB and David A. Bochnowski (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated April 19, 2006).

10.3. *	Employment Agreement dated July 20, 2006, between Peoples Bank SB and Joel Gorelick (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated July 20, 2006).

10.4. *	Employee Stock Ownership Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5. *	Unqualified Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005(incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 3006).

10.6. *	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Bancorp’s Form 8-K dated April 20, 2005).

10.7 *	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Bancorp’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, filed on March 25, 2005).

10.8 *	Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 3006).

10.9 *	Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 99.2 of the Bancorp’s Form 8-K dated April 20, 2005.

10.10 *	Form of Non-Qualified Stock Option Agreement is incorporated by reference to Exhibit 99.3 of the Bancorp’s Form 8-K dated April 20, 2005.

10.11 *	Form of Agreement for Restricted Stock is incorporated by referenced to Exhibit 99.4 of the Bancorp’s form 8-K dated April 20,2005.

13.	2007 Annual Report to Shareholders

21.	Subsidiaries of the Bancorp (incorporated herein by reference to Exhibit 21. to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 3006).

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit
Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	- The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP
By	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: March 18, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 18, 2008:

Signature	Title

Principal Executive Officer:

/s/ David A. Bochnowski	Chairman of the Board and

David A. Bochnowski	Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/ Robert T. Lowry	Senior Vice President,

Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/ Frank J. Bochnowski	Director

Frank J. Bochnowski

/s/ Lourdes M. Dennison	Director

Lourdes M. Dennison

/s/ Edward J. Furticella	Director

Edward J. Furticella

/s/ Joel Gorelick	Director

Joel Gorelick

/s/ Kenneth V. Krupinski	Director

Kenneth V. Krupinski

Signature	Title

/s/ Stanley E. Mize	Director

Stanley E. Mize

/s/ Anthony M. Puntillo	Director

Anthony M. Puntillo

/s/ James L. Wieser	Director

James L. Wieser

/s/ Donald P. Fesko	Director

Donald P. Fesko

/s/ Amy W. Han	Director

Amy W. Han

EXHIBIT INDEX

Exhibit	Description

13.	2007 Annual Report to Shareholders

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications