Form 10-Q
period 2008-03-31
NORTHWEST INDIANA BANCORP
filed 2008-04-21
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2008,
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
Registrant’s telephone number, including area code: (219) 836-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 2,811,387 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2008.

NorthWest Indiana Bancorp
Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets, March 31, 2008 and December 31, 2007	1

Consolidated Statements of Income, Three Months Ended March 31, 2008 and 2007	2

Consolidated Statements of Changes in Stockholders’ Equity, Three Months Ended March 31, 2008 and 2007	3

Consolidated Statements of Cash Flows, Three Months Ended March 31, 2008 and 2007	4

Notes to Consolidated Financial Statements	5-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

PART II. Other Information	17

SIGNATURES	18

EXHIBITS	19-22
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-31.1
EX-31.2
EX-32.1

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	March 31,
	2008	December 31,
(Dollars in thousands)	(unaudited)	2007

ASSETS

Cash and non-interest bearing balances in financial institutions	$9,474	$10,259
Federal funds sold	1,091	1,852

Total cash and cash equivalents	10,565	12,111

Securities available-for-sale	95,315	96,286
Securities held-to-maturity; fair value: March 31, 2008 — $19,565
December 31, 2007 — $18,557	19,132	18,358
Loans held for sale	595	—
Loans receivable	482,334	468,459
Less: allowance for loan losses	(4,706)	(4,581)

Net loans receivable	477,628	463,878
Federal Home Loan Bank stock	3,550	3,550
Accrued interest receivable	3,133	3,294
Premises and equipment	17,135	16,326

Foreclosed real estate	338	134

Cash value of bank owned life insurance	11,332	11,229
Other assets	2,997	3,552

Total assets	$641,720	$628,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$48,446	$44,799
Interest bearing	471,397	448,585

Total	519,843	493,384
Borrowed funds	62,607	76,930
Accrued expenses and other liabilities	5,030	5,671

Total liabilities	587,480	575,985

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: March 31, 2008 — 2,884,002	361	360
December 31, 2007 — 2,882,097
shares outstanding: March 31, 2008 — 2,811,387
December 31, 2007 — 2,808,853
Additional paid in capital	4,948	4,895
Accumulated other comprehensive income	1,367	563
Retained earnings	49,135	48,500
Treasury stock, common shares at cost: March 31, 2008 — 72,615
December 31, 2007 — 73,244	(1,570)	(1,585)

Total stockholders’ equity	54,241	52,733

Total liabilities and stockholders’ equity	$641,720	$628,718

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2008	2007
Interest income:
Loans receivable
Real estate loans	$6,347	$6,641
Commercial loans	1,039	1,046
Consumer loans	40	50

Total loan interest	7,426	7,737

Securities	1,375	1,106
Other interest earning assets	29	22

Total interest income	8,830	8,865

Interest expense:
Deposits	3,286	3,680
Borrowed funds	582	775

Total interest expense	3,868	4,455

Net interest income	4,962	4,410
Provision for loan losses	130	—

Net interest income after provision for loan losses	4,832	4,410

Noninterest income:
Fees and service charges	695	680
Wealth management operations	208	169
Gain on sale of securities, net	116	29
Increase in cash value of bank owned life insurance	103	98
Gain on sale of loans, net	39	54
Gain on foreclosed real estate	19	—
Other	17	8

Total noninterest income	1,197	1,038

Noninterest expense:
Compensation and benefits	2,182	1,850
Occupancy and equipment	696	613
Data processing	212	221
Marketing	103	59
Other	874	765

Total noninterest expense	4,067	3,508

Income before income tax expenses	1,962	1,940
Income tax expenses	314	454

Net income	$1,648	$1,486

Earnings per common share:
Basic	$0.59	$0.53
Diluted	$0.58	$0.53

Dividends declared per common share	$0.36	$0.36
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2008	2007

Balance at beginning of period	$52,733	$50,010

Comprehensive income:
Net income	1,648	1,486
Net unrealized gain on securities available-for-sale, net of reclassifications and tax effects	808	188
Amortization of unrecognized gain	(4)	(3)

Comprehensive income	2,452	1,671

Issuance of common stock, under stock based compensation plan, including tax effects	38	85

Stock based compensation expense	16	19

Sale of treasury stock	15	—

Cash dividends	(1,013)	(1,010)

Balance at end of period	$54,241	$50,775

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,648	$1,486

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(2,318)	(2,893)
Sale of loans originated for sale	1,738	2,915
Depreciation and amortization, net of accretion	362	323
Amortization of mortgage servicing rights	18	17
Amortization of investment in real estate limited partnerships	8	6
Equity in (gain)/loss of investment in limited partnership, net of interest received	25	10
Stock based compensation expense	16	19
Net gains on sales and calls of securities	(116)	(29)
Net gains on sale of loans	(39)	(54)
Net gain on sale of foreclosed real estate	(19)	—
Provision for loan losses	130	—
Net change in:
Interest receivable	161	304
Other assets	99	755
Cash value of bank owned life insurance	(103)	(98)
Accrued expenses and other liabilities	(644)	(370)

Total adjustments	(682)	905

Net cash from operating activities	966	2,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	11,889	8,817
Proceeds from sales of securities available-for-sale	2,000	3,228
Purchase of securities available-for-sale	(11,557)	(7,369)
Purchase of securities held-to-maturity	(1,152)	(1,873)
Proceeds from maturities and pay downs of securities held-to-maturity	368	3
Loan participations purchased	(1,074)	(2,490)
Net change in loans receivable	(12,991)	3,395
Purchase of premises and equipment, net	(1,173)	(54)
Proceeds from sale of foreclosed real estate	—	50
Investment in title company	—	(40)

Net cash from investing activities	(13,690)	3,667

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	26,459	(21,565)
Proceeds from FHLB advances	25,000	20,500
Repayment of FHLB advances	(12,000)	(3,000)
Change in other borrowed funds	(27,323)	(2,130)
Proceeds from issuance of common stock	38	85
Proceeds from sale of treasury stock	15	—
Dividends paid	(1,011)	(976)

Net cash from financing activities	11,178	(7,086)

Net change in cash and cash equivalents	(1,546)	(1,028)
Cash and cash equivalents at beginning of period	12,111	15,764

Cash and cash equivalents at end of period	$10,565	$14,736

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,313	$4,435
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$185	$95
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2008 and December 31, 2007, and the consolidated statements of income and changes in stockholders’ equity for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. The income reported for the three-month period ended March 31, 2008 is not necessarily indicative of the results to be expected for the full year.
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
Note 3 — Loans Receivable
     Non-performing loans at period end were as follows:

	(Dollars in thousands)
	3/31/2008	12/31/2007
Loans past due over 90 days still on accrual	$590	$842
Non-accrual loans	8,456	7,776
     Impaired loans at period end were as follows:

	(Dollars in thousands)
	3/31/2008	12/31/2007
Period end loans with no allocated allowance for loan losses	$1,361	$687
Period end loans with allocated allowance for loan losses	5,319	5,319

Total	$6,680	$6,006

Amount of the allowance for loan losses allocated	$848	$824
Average of impaired loans during the period	$6,738	$6,311
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—
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
Note 5 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three months ended March 31, 2008 and March 31, 2007 is presented below:

	(Dollars in thousands,
	except per share data)
	Three Months Ended
	March 31,
	2008	2007
Basic earnings per common share:
Net income as reported	$1,648	$1,486

Weighted average common shares outstanding:	2,810,221	2,801,559

Basic earnings per common share:	$0.59	$0.53

Diluted earnings per common share:
Net income as reported	$1,648	$1,486

Weighted average common shares outstanding:	2,810,221	2,801,559
Add: Dilutive effect of assumed stock option exercises:	17,796	19,610

Weighted average common and dilutive potential common shares outstanding:	2,828,017	2,821,169

Diluted earnings per common share:	$0.58	$0.53

Note 6 — Stock Based Compensation
     Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment”, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the three months ended March 31, 2008, stock based compensation expense of $16,000 was recorded, compared to $19,000 for the quarter ended March 31, 2007. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $41,000 in 2008 and $35,000 in 2009.
     A summary of option activity under the Bancorp’s stock option plan for the three months ended March 31, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2008	75,952	$23.25
Granted	1,000	$28.50
Exercised	(1,805)	$20.89
Forfeited or expired	(1,600)	$20.50

Outstanding at March 31, 2008	73,547	$23.43	3.7	232,503

Exercisable at March 31, 2008	62,122	$22.27	3.3	232,016

     During the three months ended March 31, 2008, the Bancorp granted 1,000 shares from the stock option plan. There were no options granted during the first quarter of 2007. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007, was $9,231 and $47,810.
Note 7 — Adoption of New Accounting Standards
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.
     In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.
     On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Bancorp does not expect the impact of this standard to be material.
Note 8 — Fair Value
     Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.
     The fair values of securities available for sale are determined by a matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in 000’s)	31-Mar-08	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$95,315	$—	$95,315	$—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in 000’s)	31-Mar-08	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$5,832	$—	$5,832	$—
     Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6.7 million, with a valuation allowance of $848 thousand, resulting in an additional provision for loan losses of $24 thousand for the period.

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
     At March 31, 2008, the Bancorp had total assets of $641.7 million, total loans of $482.3 million and total deposits of $519.8 million. Stockholders’ equity totaled $54.2 million or 8.5% of total assets, with book value per share at $19.29. Net income for the quarter ended March 31, 2008, was $1.6 million, or $0.59 earnings per common share for basic and $0.58 for diluted calculations. The annualized return on average assets (ROA) was 1.04%, while the annualized return on average stockholders’ equity (ROE) was 12.39%, for the three months ended March 31, 2008.
Financial Condition
     During the three months ended March 31, 2008, total assets increased by $13.0 million (2.1%), with interest-earning assets increasing by $13.5 million (2.3%). At March 31, 2008, interest-earning assets totaled $602.0 million and represented 93.8% of total assets.
     Loans receivable totaled $482.3 million at March 31, 2008, compared to $468.5 million at December 31, 2007. At March 31, 2008, loans receivable represented 80.1% of interest-earning assets, 75.2% of total assets and 92.8% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product and geographic diversification, and competitive and profitable pricing. The loan portfolio includes $46.7 million (9.7%) in construction and development loans, $228.6 million (47.4%) in residential mortgage loans, $11.8 million (2.4%) in multifamily loans, $0.8 million (0.2%) in a farmland loan, $126.3 million (26.2%) in commercial real estate loans, $2.1 million (0.4%) in consumer loans, $51.6 million (10.7%) in commercial business loans and $14.4 million (3.0%) in government and other loans. Adjustable rate loans comprised 57.9% of total loans at March 31, 2008. During the three months ended March 31, 2008, loans increased by $13.8 million (3.0%). During the period, growth occurred in commercial real estate, commercial business, government loans, and construction and development, while multifamily, residential, and consumer loan balances decreased. During the three month period, loan balances increased as a result of stable loan demand within the Bancorp’s primary market area.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. During the three months ended March 31, 2008, the Bancorp sold $1.7 million in fixed rate mortgages originated for sale compared to $2.9 million during the three months ended March 31, 2007. Net gains realized from sales for the three months ended March 31, 2008, totaled $39 thousand compared to $54 thousand for the three months ended March 31, 2007. At March 31, 2008, the Bancorp had $595 thousand in loans that were classified as held for sale.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. The securities portfolio totaled $118.0 million at March 31, 2008, compared to $118.2 million at December 31, 2007, a decrease of $197 thousand (0.2%). At March 31, 2008, the securities portfolio represented 19.6% of interest-earning assets and 18.4% of total assets. The securities portfolio was comprised of 15.0% in U.S. government agency debt securities, 47.8% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 30.9% in municipal securities, 1.8% in corporate securities, and 4.5% in trust preferred securities. At March 31, 2008, securities available-for-sale (“AFS”) totaled $95.3 million or 83.3% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at March 31, 2008, the Bancorp had $3.6 million in Federal Home Loan Bank (FHLB) stock.
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
     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $9.0 million at March 31, 2008, compared to $8.6 million at December 31, 2007, an increase of $428 thousand or 0.05%. The increase in non-performing loans at March 31, 2008, is related to one additional commercial real estate loan in the amount of $692 thousand that has been classified as substandard and impaired during the first quarter of 2008. This loan is adequately secured by real estate and is personally guaranteed by the borrower. As previously reported, the Bank’s March 31, 2008 and December 31, 2007 non-performing and impaired loan balances have been negatively impacted by two past due commercial real estate participation loans that carry a balance of $4.1 million and $956 thousand. These loans were originally classified as substandard and impaired during the third quarter of 2007. For both loans, management is in contact with the lead lenders and continues to gather information regarding steps required for protection of the Bank’s interest in the collateral. Based on the current information provided by the lead lenders, management has had to make certain estimates regarding both projects’ cash flows, collateral values and strength of personal guarantees. At March 31, 2008, for the first commercial real estate participation, a $4.1 million loan for a condominium conversion project in Ann Arbor, Michigan, management’s current estimates indicate a collateral deficiency. In addition, management has retained legal counsel to actively pursue potential material violations of the participation agreement and the underlying loan documentation by the lead lender. During the current quarter, management filed a lawsuit against the lead lender. For the second commercial real estate participation loan totaling $956 thousand, a condominium project in Portland, Oregon, management’s current estimates indicate a collateral deficiency. Based on the current collateral deficiencies, the appropriate specific allowances have been established for both commercial real estate participation loans. To the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required for both commercial real estate participation loans.
     The ratio of non-performing loans to total loans was 1.88% at March 31, 2008, compared to 1.84% at December 31, 2007. The ratio of non-performing loans to total assets was 1.41% at March 31, 2008, compared to 1.37% at December 31, 2007. The March 31, 2008, non-performing loan balances include $8.5 million in loans accounted for on a non-accrual basis and $590 thousand in accruing loans, which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $11.3 million at March 31, 2008, compared to $10.9 million at December 31, 2007. The increase in substandard loans at March 31, 2008, is related to the previously mentioned commercial real estate loan in the amount of $692 thousand. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $10.5 million at March 31, 2008, compared to $10.8 million at December 31, 2007.

     A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At March 31, 2008, impaired loans totaled $6.7 million, compared to $6.0 million at December 31, 2007. The March 31, 2008, impaired loan balances consist of seven loans to five commercial borrowers that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. The March 31, 2008 ALL contained $848 thousand in specific allowances for collateral deficiencies, compared to $824 thousand in specific allowances at December 31, 2007. During the first quarter of 2008, one additional commercial real estate loan in the amount of $692 thousand was classified as impaired. Management’s current estimate indicates that a specific allowance is not required for this loan. The March 31, 2008, impaired loan balances were also included in the previously discussed non-performing and substandard loan balances. There were no other loans considered to be impaired loans as of, or for the quarter ended, March 31, 2008.
          At March 31, 2008, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at March 31, 2008, no other interest bearing assets were required to be disclosed as non-accrual, past due or restructured. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded. The Bancorp has a $1.1 million participation in a $6.4 million letter of credit, which acts as payment support to bondholders. Cash flows from the security collateralizing the letter of credit have been negatively impacted due to the closing of the tenant. The letter of credit is also secured by a cash collateral account in the amount of $1.0 million. At March 31, 2008, based on current estimates management believes that a collateral deficiency of $72 thousand exists for this financial instrument. Management has established a contingent liability for the collateral deficiency. Currently, an active search for a purchaser is in place and an intent to purchase is being evaluated. Management will continue to monitor the letter of credit and bond repayments.
     For the three months ended March 31, 2008, $130 thousand in additions to the ALL account were required, compared to $0 for the three months ended March 31, 2007. The March 31, 2008 ALL contained $848 thousand in specific allowances for the collateral deficiency associated with five loans to three borrowers totaling $5.3 million, which had been classified as impaired at March 31, 2008. Charge-offs, net of recoveries, totaled $5 thousand for the three months ended March 31, 2008, compared to charge-offs, net of recoveries $3 thousand for the three months ended March 31, 2007. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given consideration to increased risks associated with in the local economy, changes in loan balances and mix, and asset quality.
     The ALL to total loans was 0.98% at March 31, 2008 and December 31, 2007, while the ALL to non-performing loans (coverage ratio) was 52.0% at March 31, 2008, compared to 53.2% at December 31, 2007. The March 31, 2008 balance in the ALL account of $4.7 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     At March 31, 2008, the Bancorp had seven properties in foreclosed real estate totaling $338 thousand, compared to four properties totaling $134 thousand at December 31, 2007.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At March 31, 2008, deposits totaled $519.8 million. During the three months ended March 31, 2008, deposits increased by $26.5 million (5.4%). Checking account balances increased by $29.2 million (25.1%). The increase in checking account balances is primarily related to local municipalities that received tax distributions from the local county treasurer. Savings account balances increased by $62 thousand (0.1%) during the current period. Money market deposit accounts (MMDA’s) decreased by $3.8 million (3.4%). The decrease in MMDA’s was a result of withdrawals by a local governmental unit. Certificates of deposit increased by $973 thousand (0.5%). At March 31, 2008, the deposit base was comprised of 28.0% checking accounts, 20.5% MMDA’s, 10.1% savings accounts and 41.4% certificates of deposit.
     Borrowings are primarily used to fund asset growth not supported by deposit generation. At March 31, 2008, borrowed funds totaled $62.6 million compared to $76.9 million at December 31, 2007, a decrease of $14.3 million (18.6%). During the current period, borrowings were repaid from funds received as a result of the increase in checking account balances. Retail repurchase agreements totaled $11.5 million at March 31, 2008, compared to $14.2 million at December 31, 2007, a decrease of $2.7 million (19.1%). The decrease in retail repurchase agreements was related to a reduction is sweep account balances for commercial business. Federal Home Loan Bank (FHLB) fixed, variable and line of credit advances totaled $50.2 million at March 31, 2008, compared to $61.8 million at December 31, 2007, a decrease of $11.6 million (18.8%). During the three months ended March 31, 2008, FHLB fixed and variable advance balances decreased by $17.0 million as a result of increases in deposit balances. In addition, other short-term borrowings totaled $922 thousand at March 31, 2008, compared to $897 thousand at December 31, 2007, a increase of $25 thousand (2.8%).
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
     During the three months ended March 31, 2008, cash and cash equivalents decreased by $1.5 million compared to a $1.0 million decrease for the three months ended March 31, 2007. The primary sources of cash were proceeds from pay downs of securities, loan sales, loan repayments and proceeds from FHLB advances and other borrowed funds. The primary uses of cash were the purchase of securities, funding of withdrawals for short-term local government funds, repayment of FHLB advances, purchase of loan participations and the payment of common stock dividends. Cash provided for operating activities totaled $969 thousand for the three months ended March 31, 2008, compared to $2.4 million for the period ended March 31, 2007. The decrease in cash provided for operating activities was a result of a reduction in loan sales for the current period. Cash outflows from investing activities totaled $13.7 million for the current period, compared to cash inflows of $3.7 million for the three months ended March 31, 2007. The change was related to the increase in loan originations during the current quarter. Net cash inflows from financing activities totaled $11.2 million during the current period compared to net cash outflows of $7.1 million for the three months ended March 31, 2007. The change in net cash inflows from financing activities was a result of the deposit growth during the three months ended March 31, 2008. The Bancorp paid dividends on common stock of $1.0 million during the current three month period compared to $976 thousand for the three months ended March 31, 2007.
     At March 31, 2008, outstanding commitments to fund loans totaled $111.3 million. Approximately 31% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.
     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2008, stockholders’ equity increased by $1.5 million (2.9%). The increase was primarily a result of the Bancorp’s $1.6 million in net income for the current three month period. The Bancorp declared $1.0 million in cash dividends for the three month period ended March 31, 2008. The net unrealized gain on available-for-sale securities, net of tax was $808 thousand for the current three months. During the current three month period, the Bancorp received $37 thousand from the issuance of Bancorp common stock from stock-based compensation plans.
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
     The following table shows that, at March 31, 2008, and December 31, 2007, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At March 31, 2008	Amount Ratio		Amount Ratio		Amount Ratio

Total capital to risk-weighted assets	$57.6	12.0%	$38.3	8.0%	$47.8	10.0%
Tier 1 capital to risk-weighted assets	$52.9	11.1%	$19.1	4.0%	$28.7	6.0%
Tier 1 capital to adjusted average assets	$52.9	8.3%	$19.1	3.0%	$31.8	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2007	Amount Ratio		Amount Ratio		Amount Ratio

Total capital to risk-weighted assets	$56.8	12.0%	$37.8	8.0%	$47.2	10.0%
Tier 1 capital to risk-weighted assets	$52.2	11.0%	$18.9	4.0%	$28.3	6.0%
Tier 1 capital to adjusted average assets	$52.2	8.3%	$18.8	3.0%	$31.4	5.0%
     The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends, which may be declared by the Bank in 2008, without prior regulatory approval, approximates $4,907,000 plus current 2008 net profits.
Results of Operations — Comparison of the Quarter Ended March 31, 2008 to the Quarter Ended March 31, 2007
     Net income for the quarter ended March 31, 2008 was $1.6 million, compared to $1.5 million for the quarter ended March 31, 2007, an increase of $162 thousand (10.9%). The earnings represent a ROA of 1.04% for the quarter ended March 31, 2008, compared to 0.96% for the quarter ended March 31, 2007. The ROE was 12.39% for the quarter ended March 31, 2008, compared to 11.70% for the quarter ended March 31, 2007.
     Net interest income for the three months ended March 31, 2008 was $5.0 million, an increase of $552 thousand (12.5%), compared to $4.4 million for the quarter ended March 31, 2007. The increase in net interest income has been positively impacted by the strong loan growth for the current quarter and the Federal Reserve’s action in lowering short-term interest rates. The weighted-average yield on interest-earning assets was 5.92% for the three months ended March 31, 2008, compared to 6.18% for the three months ended March 31, 2007. The weighted-average cost of funds for the quarter ended March 31, 2008, was 2.67% compared to 3.16% for the quarter ended March 31, 2007. The impact of the 5.92% return on interest earning assets and the 2.67% cost of funds resulted in an interest rate spread of 3.25% for the current quarter compared to 3.02% for the quarter ended March 31, 2007. During the current quarter, total interest income decreased by $35 thousand (0.4%) while total interest expense decreased by $587 thousand (13.2%). The net interest margin was 3.33% for the three months ended March 31, 2008, compared to 3.08% for the quarter ended March 31, 2007. On a tax equivalent basis, the Bancorp’s net interest margin was 3.48% for the three months ended March 31, 2008, compared to 3.17% for the quarter ended March 31, 2007. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

     During the three months ended March 31, 2008, interest income from loans decreased by $311 thousand (4.0%), compared to the three months ended March 31, 2007. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio. The weighted-average yield on loans outstanding was 6.24% for the current quarter, compared to 6.59% for the three months ended March 31, 2007. Loan balances averaged $476.2 million for the current quarter, an increase of $6.5 million (1.4%) from $469.7 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, interest income on securities and other interest bearing balances increased by $276 thousand (24.5%), compared to the quarter ended March 31, 2007. The increase was due to higher securities balances and an increase in the weighted-average portfolio yield. The weighted-average yield on securities and other interest bearing balances was 4.66%, for the current quarter, compared to 4.34% for the three months ended March 31, 2007. Securities balances averaged $120.6 million for the current quarter, up $22.1 million (22.4%) from $98.5 million for the three months ended March 31, 2007. The increase in security average balances is a result of consistent portfolio growth during 2007. Other interest bearing balances averaged $605 thousand for the current quarter, down $1.2 million (66.7%) from $1.8 million for the three months ended March 31, 2007.
     Interest expense on deposits decreased by $394 thousand (10.7%) during the current quarter compared to the three months ended March 31, 2007. The change was primarily due to an increase in average daily balances. The weighted-average rate paid on deposits for the three months ended March 31, 2008 was 2.54%, compared to 3.00% for the quarter ended March 31, 2007. Total deposit balances averaged $517.9 million for the current quarter, up $29.0 million (5.9%) from $488.9 million for the quarter ended March 31, 2007. Interest expense on borrowed funds decreased by $193 thousand (24.9%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted average paid for borrowing funds. The weighted-average cost of borrowed funds was 3.82% for the current quarter compared to 4.21% for the three months ended March 31, 2007. Borrowed funds averaged $60.9 million during the quarter ended March 31, 2008, a decrease of $12.7 million (17.3%) from $73.6 million for the quarter ended March 31, 2007.
     Noninterest income for the quarter ended March 31, 2008 was $1.20 million, an increase of $159 thousand (15.3%) from $1.04 million for the quarter ended March 31, 2007. During the current quarter, fees and service charges totaled $695 thousand, a decrease of $15 thousand (2.2%) from $680 thousand for the quarter ended March 31, 2007. Fees from Wealth Management operations totaled $208 thousand for the quarter ended March 31, 2008, an increase of $39 thousand (23.1%) from $169 thousand for the quarter ended March 31, 2007. The increase in Wealth Management income is related to consistent asset growth that has occurred during the past twelve months. Gains from the sale of securities totaled $116 thousand for the current quarter, an increase of $87 thousand (300.0%) from $29 thousand for the quarter ended March 31, 2007. Current market conditions provided opportunities to recognize gains from the sales of securities, while reinvesting in different sectors with similar yields. Gains from loan sales totaled $39 thousand for the current quarter, a decrease of $15 thousand (27.8%), compared to $54 thousand for the quarter ended March 31, 2007. The decrease in gains from the sale of loans is a result of changing customer preference to adjustable rate loans, which the Bank retains in its portfolio. Income from an increase in the cash value of bank owned life insurance totaled $103 thousand for the quarter ended March 31, 2008, an increase of $5 thousand (5.1%), compared to $98 thousand for the quarter ended March 31, 2007. For the quarter ended March 31, 2008, a $19 thousand gain from the sale of foreclosed real estate was realized. There were no gains from the sale of foreclosed real estate for the quarter ended March 31, 2007.
     Noninterest expense for the quarter ended March 31, 2008 was $4.07 million, an increase of $559 thousand (15.9%) from $3.51 million for the three months ended March 31, 2007. During the current quarter, compensation and benefits totaled $2.18 million, an increase of $332 thousand (17.9%) from $1.85 million for the quarter ended March 31, 2007. The change in compensation and benefits is related to the increase in additional personnel for lending and retail banking activities. Occupancy and equipment totaled $696 thousand for the current quarter, an increase of $83 thousand (13.5%) compared to $613 thousand for the quarter ended March 31, 2007. The increase is related to the operations of a new banking center in Crown Point, Indiana that was opened during December 2007. Data processing expense totaled $212 thousand for the three months ended March 31, 2008, a decrease of $9 thousand (4.1%) from $221 thousand for the three months ended March 31, 2007. Marketing expense related to banking products totaled $103 thousand for the current quarter, an increase of $44 thousand (74.6%) from $59 thousand for the three months ended March 31, 2007. The additional marketing expense is associated with the Bank’s newly reengineered marketing function. During the current quarter, the change in marketing expense is associated with increased communications of its brand and products offerings, and the implementation of new marketing systems. Other expenses related to banking operations totaled $874 thousand for the quarter ended March 31, 2008, an increase of $109 thousand (14.2%) from $765 thousand for the quarter ended March 31, 2007. The change in other expenses is a result of an increase in third- party professional services, community contributions and operating expenses related to loan and deposit products. The Bancorp’s efficiency ratio was 66.0% for the quarter ended March 31, 2008, compared to 64.4% for the three months ended March 31, 2007. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the three months ended March 31, 2008 totaled $314 thousand, compared to $454 thousand for the three months ended March 31, 2007, a decrease of $140 thousand (30.8%). The combined effective federal and state tax rates for the Bancorp was 16.0% for the three months ended March 31, 2008, compared to 23.4% for the three months ended March 31, 2007. The decrease in the effective tax rate for the quarter is a result of the reversal of an $84 thousand tax liability, which had been established for municipal securities held in the Bank’s investment subsidiary. During the current quarter, management received tax information that indicated the established reserve was no longer required.
Critical Accounting Policies
     Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2007 remain unchanged.
Forward-Looking Statements
     Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2007 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not Applicable.

Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
     The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a — 15(e) and 15d — 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2008, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting.
     There was no change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
The Bancorp is not party to any material legal proceedings. From time to time, the Bank is a party to ordinary routine litigation incidental to its business, including foreclosures.
Item 1A. Risk Factors
Not Applicable.
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

NORTHWEST INDIANA BANCORP
Date: April 21, 2008	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: April 21, 2008	/s/ Robert T. Lowry
Robert T. Lowry
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications