Form 10-Q
period 2008-06-30
NORTHWEST INDIANA BANCORP
filed 2008-08-13
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2008, or

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
Registrant’s telephone number, including area code: (219) 836-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 2,804,835 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2008.

NorthWest Indiana Bancorp
Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets, June 30, 2008 and December 31, 2007	1

Consolidated Statements of Income, Three and Six Months Ended June 30, 2008 and 2007	2

Consolidated Statements of Changes in Stockholders’ Equity, Three and Six Months Ended June 30, 2008 and 2007	3

Consolidated Statements of Cash Flows, Six Months Ended June 30, 2008 and 2007	4

Notes to Consolidated Financial Statements	5-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

PART II. Other Information	19

SIGNATURES	21

EXHIBITS	22-45

10.1 Amended NorthWest Indiana Bancorp Amended and Restated 2004 Stock Option and Incentive Plan
10.2 Form of Incentive Stock Option Agreement
10.3 Form of Non-Qualified Stock Option Agreement
10.4 Form of Agreement for Restricted Stock
10.5 Form of Agreement for Stock Appreciation Rights
10.6 Form of Agreement for Performance Share Award
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	June 30,
	2008	December 31,
(Dollars in thousands)	(unaudited)	2007
ASSETS

Cash and non-interest bearing balances in financial institutions	$11,957	$10,259
Federal funds sold	308	1,852

Total cash and cash equivalents	12,265	12,111

Securities available-for-sale	100,548	96,286
Securities held-to-maturity; fair value: June 30, 2008 — $18,991 December 31, 2007 — $18,557	18,929	18,358
Loans receivable	486,586	468,459
Less: allowance for loan losses	(5,454)	(4,581)

Net loans receivable	481,132	463,878
Federal Home Loan Bank stock	3,550	3,550
Accrued interest receivable	3,068	3,294
Premises and equipment	16,902	16,326
Foreclosed real estate	616	134
Cash value of bank owned life insurance	11,434	11,229
Other assets	4,466	3,552

Total assets	$652,910	$628,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$51,841	$44,799
Interest bearing	459,308	448,585

Total	511,149	493,384
Borrowed funds	84,599	76,930
Accrued expenses and other liabilities	4,909	5,671

Total liabilities	600,657	575,985

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: June 30, 2008 — 2,884,152 December 31, 2007 — 2,882,097	361	360
shares outstanding: June 30, 2008 — 2,804,835 December 31, 2007 — 2,808,853
Additional paid in capital	4,972	4,895
Accumulated other comprehensive loss	(878)	563
Retained earnings	49,550	48,500
Treasury stock, common shares at cost: June 30, 2008 — 79,317 December 31, 2007 — 73,244	(1,752)	(1,585)

Total stockholders’ equity	52,253	52,733

Total liabilities and stockholders’ equity	$652,910	$628,718

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Interest income:
Loans receivable
Real estate loans	$6,372	$6,657	$12,719	$13,298
Commercial loans	959	969	1,998	2,015
Consumer loans	38	49	78	99

Total loan interest	7,369	7,675	14,795	15,412

Securities	1,387	1,136	2,761	2,242
Other interest earning assets	17	36	46	58

Total interest income	8,773	8,847	17,602	17,712

Interest expense:
Deposits	2,604	3,770	5,890	7,450
Borrowed funds	549	652	1,131	1,427

Total interest expense	3,153	4,422	7,021	8,877

Net interest income	5,620	4,425	10,581	8,835
Provision for loan losses	820	5	950	5

Net interest income after provision for loan losses	4,800	4,420	9,631	8,830

Noninterest income:
Fees and service charges	707	745	1,403	1,425
Wealth management operations	208	169	417	338
Increase in cash value of bank owned life insurance	102	97	205	195
Gain on sale of securities, net	30	19	146	48
Gain on sale of loans, net	31	64	70	118
Gain on foreclosed real estate	—	(6)	19	(6)
Other	104	5	120	13

Total noninterest income	1,182	1,093	2,380	2,131

Noninterest expense:
Compensation and benefits	2,153	1,805	4,334	3,655
Occupancy and equipment	719	657	1,415	1,270
Data processing	216	224	428	445
Marketing	115	60	219	119
Other	944	852	1,818	1,617

Total noninterest expense	4,147	3,598	8,214	7,106

Income before income tax expenses	1,835	1,915	3,797	3,855
Income tax expenses	390	494	704	948

Net income	$1,445	$1,421	$3,093	$2,907

Earnings per common share:
Basic	$0.51	$0.51	$1.10	$1.04
Diluted	$0.51	$0.50	$1.09	$1.03

Dividends declared per common share	$0.36	$0.36	$0.72	$0.72
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007

Balance at beginning of period	$54,241	$50,775	$52,733	$50,010

Comprehensive income:
Net income	1,445	1,421	3,093	2,907
Net unrealized gain on securities available-for-sale, net of reclassifications and tax effects	(2,242)	(730)	(1,434)	(542)
Amortization of unrecognized gain	(3)	(3)	(7)	(5)

Comprehensive income	(800)	688	1,652	2,360

Issuance of common stock, under stock based compensation plan, including tax effects	3	71	41	156

Stock based compensation expense	14	22	31	40

Sale of treasury stock	50	—	64	—

Stock repurchase	(226)	—	(226)	—

Adjustment to retained earnings for adoption of EITF 06-4	(20)	—	(20)	—

Cash dividends	(1,009)	(1,010)	(2,022)	(2,020)

Balance at end of period	$52,253	$50,546	$52,253	$50,546

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,093	$2,907

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(2,891)	(7,149)
Sale of loans originated for sale	2,927	6,595
Depreciation and amortization, net of accretion	780	727
Amortization of mortgage servicing rights	37	40
Amortization of investment in real estate limited partnerships	16	13
Equity in (gain)/loss of investment in limited partnership, net of interest received	52	20
Stock based compensation expense	31	40
Net gains on sales and calls of securities	(146)	(48)
Net gains on sale of loans	(70)	(118)
Net gain on sale of foreclosed real estate	(19)	6
Provision for loan losses	950	5
Net change in:
Interest receivable	226	252
Other assets	(255)	(195)
Cash value of bank owned life insurance	(205)	537
Accrued expenses and other liabilities	(780)	(690)

Total adjustments	653	35

Net cash from operating activities	3,746	2,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	20,704	13,250
Proceeds from sales of securities available-for-sale	1,494	5,213
Purchase of securities available-for-sale	(28,461)	(24,150)
Purchase of securities held-to-maturity	(1,762)	(1,873)
Proceeds from maturities and pay downs of securities held-to-maturity	1,171	471
Loan participations purchased	(200)	(1,704)
Net change in loans receivable	(18,467)	16,295
Purchase of premises and equipment, net	(1,361)	(645)
Proceeds from sale of foreclosed real estate	—	338
Investment in title company	—	(40)

Net cash from investing activities	(26,882)	7,155

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	17,765	(11,245)
Proceeds from FHLB advances	28,000	24,500
Repayment of FHLB advances	(16,000)	(21,500)
Change in other borrowed funds	(4,331)	(3,357)
Tax effect of nonqualified stock option exercise	—	15
Proceeds from issuance of common stock	41	141
Proceeds from sale of treasury stock	64	—
Dividends paid	(2,023)	(1,989)
Treasury stock purchased	(226)	—

Net cash from financing activities	23,290	(13,435)

Net change in cash and cash equivalents	154	(3,338)
Cash and cash equivalents at beginning of period	12,111	15,764

Cash and cash equivalents at end of period	$12,265	$12,426

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,458	$8,800
Income taxes	$690	$980
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$463	$151
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2008 and December 31, 2007, and the consolidated statements of income and changes in stockholders’ equity for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. The income reported for the six-month period ended June 30, 2008 is not necessarily indicative of the results to be expected for the full year.
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
Note 3 — Loans Receivable
          Non-performing loans at period end were as follows:

	(Dollars in thousands)
	6/30/2008	12/31/2007
Loans past due over 90 days still on accrual	$910	$842
Non-accrual loans	8,996	7,776
          Impaired loans at period end were as follows:

	(Dollars in thousands)
	6/30/2008	12/31/2007
Period end loans with no allocated allowance for loan losses	$2,062	$687
Period end loans with allocated allowance for loan losses	5,014	5,319

Total	$7,076	$6,006

Amount of the allowance for loan losses allocated	$1,684	$824
Average of impaired loans during the period	$7,091	$6,311
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—
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
Note 5 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three months and six months ended June 30, 2008 and June 30, 2007 are presented below:

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings per common share:
Net income as reported	$1,445	$1,421	$3,093	$2,907

Weighted average common shares outstanding:	2,810,431	2,804,827	2,810,326	2,803,202

Basic earnings per common share:	$0.51	$0.51	$1.10	$1.04

Diluted earnings per common share:
Net income as reported	$1,445	$1,421	$3,093	$2,907

Weighted average common shares outstanding:	2,810,431	2,804,827	2,810,326	2,803,202
Add: Dilutive effect of assumed stock option exercises:	16,920	26,260	16,752	27,047

Weighted average common and dilutive potential common shares outstanding:	2,827,351	2,831,087	2,827,078	2,830,249

Diluted earnings per common share:	$0.51	$0.50	$1.09	$1.03

Note 6 — Stock Based Compensation
     Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment”, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the three months ended June 30, 2008, stock based compensation expense of $14,000 was recorded, compared to $22,000 for the quarter ended June 30, 2007. For the six months ended June 30, 2008, stock based compensation expense of $29,000 was recorded, compared to $40,000 for the six months ended June 30, 2007. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $27,000 in 2008 and $35,000 in 2009.
          A summary of option activity under the Bancorp’s stock option plan for the six months ended June 30, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2008	75,952	$23.25
Granted	1,000	$28.50
Exercised	(1,955)	$20.86
Forfeited or expired	(1,600)	$20.50

Outstanding at June 30, 2008	73,397	$23.44	3.5	278,232

Exercisable at June 30, 2008	61,972	$22.27	3.0	277,670

     During the six months ended June 30, 2008, the Bancorp granted 1,000 shares from the stock option plan. There were no options granted during the first six months of 2007. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007, was $11,523 and $68,233.
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
     In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. A liability of $20,000 was recorded and was reflected as an adjustment to retained earnings.
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
     The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in 000’s)		Fair Value Measurements at June 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable Inputs	Inputs
	30-Jun-08	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$100,548	$—	$100,548	$—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in 000’s)		Fair Value Measurements at June 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable Inputs	Inputs
	30-Jun-08	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$3,330	$—	$744	$2,586
          Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.0 million, with a valuation allowance of $1.7 million, resulting in an additional specific allocation of $900 thousand for the period.

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
     At June 30, 2008, the Bancorp had total assets of $652.9 million, total loans of $486.6 million and total deposits of $511.1 million. Stockholders’ equity totaled $52.3 million or 8.0% of total assets, with book value per share at $18.63. Net income for the quarter ended June 30, 2008, was $1.4 million, or $0.51 earnings per common share for basic and $0.51 for diluted calculations. The annualized return on average assets (ROA) was 0.96%, while the annualized return on average stockholders’ equity (ROE) was 11.19%, for the six months ended June 30, 2008.
Financial Condition
     During the six months ended June 30, 2008, total assets increased by $24.2 million (3.8%), with interest-earning assets increasing by $21.4 million (3.6%). At June 30, 2008, interest-earning assets totaled $609.9 million and represented 93.4% of total assets.
     Loans receivable totaled $486.6 million at June 30, 2008, compared to $468.5 million at December 31, 2007. At June 30, 2008, loans receivable represented 79.8% of interest-earning assets, 74.5% of total assets and 95.2% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product and geographic diversification, and competitive and profitable pricing. The loan portfolio includes $47.3 million (9.7%) in construction and development loans, $228.3 million (46.9%) in residential mortgage loans, $13.7 million (2.8%) in multifamily loans, $0.8 million (0.2%) in a farmland loan, $131.1 million (27.0%) in commercial real estate loans, $2.2 million (0.5%) in consumer loans, $51.2 million (10.5%) in commercial business loans and $11.8 million (2.4%) in government and other loans. Adjustable rate loans comprised 57.1% of total loans at June 30, 2008. During the six months ended June 30, 2008, loans increased by $18.1 million (3.9%). During the period, growth occurred in commercial real estate, commercial business, construction and development, government, and multifamily loans, while residential, and consumer loan balances decreased. During the six month period, loan balances increased as a result of stable loan demand within the Bancorp’s primary market area.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. During the six months ended June 30, 2008, the Bancorp sold $2.9 million in fixed rate mortgages originated for sale compared to $6.6 million during the six months ended June 30, 2007. During the current six month period, loan sales decreased as a result of higher fees charged by governmental agencies to purchaser loans in the secondary markets. Net gains realized from sales for the six months ended June 30, 2008, totaled $70 thousand compared to $118 thousand for the six months ended June 30, 2007. At June 30, 2008, the Bancorp had no loans that were classified as held for sale.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. The securities portfolio totaled $123.0 million at June 30, 2008, compared to $118.2 million at December 31, 2007, an increase of $4.8 million (4.1%). At June 30, 2008, the securities portfolio represented 20.2% of interest-earning assets and 18.8% of total assets. The securities portfolio was comprised of 11.0% in U.S. government agency debt securities, 51.3% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 30.0% in municipal securities, 1.7% in corporate securities, and 6.0% in trust preferred securities. At June 30, 2008, securities available-for-sale (“AFS”) totaled $100.5 million or 84.2% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at June 30, 2008, the Bancorp had $3.6 million in Federal Home Loan Bank (FHLB) stock.
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
     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $9.9 million at June 30, 2008, compared to $8.6 million at December 31, 2007, an increase of $1.3 million or 14.6%. The increase in non-performing loans is concentrated with two borrowers, with eleven cross collateralized construction loans totaling $1.2 million that had previously been classified as substandard, and are now also classified as impaired. As previously reported, the Bank’s June 30, 2008 and December 31, 2007 non-performing and impaired loan balances have been negatively impacted by two past due commercial real estate participation loans that carry a balance of $4.1 million and $956 thousand. These loans were originally classified as substandard and impaired during the third quarter of 2007. For both loans, management is in contract with the lead lenders and continues to take the appropriate steps for protection of the bank’s interest in the collateral. Based on the current information provided by the lead lenders, management has had to make certain estimates regarding both projects’ cash flows, collateral values and strength of personal guarantees. At June 30, 2008, for the first commercial real estate participation, a $4.1 million loan for a condominium conversion project in Ann Arbor, Michigan, management’s current estimates indicate a collateral deficiency. In July 2008, the lead lender provided management with a new appraisal that indicated a decrease in collateral value. As a result, management increased the specific allowance for the collateral deficiency by $900 thousand as of June 30, 2008. The total specific allowance established for this commercial real estate participation loan is $1.5 million. Management has retained legal counsel to actively pursue potential material violations of the participation agreement and the underlying loan documentation by the lead lender. During the first quarter of 2008, management filed a lawsuit against the lead lender. For the second commercial real estate participation loan totaling $956 thousand, a condominium project in Portland, Oregon, management’s current estimates indicate a collateral deficiency. Based on the current collateral deficiencies, the appropriate specific allowances have been established for both commercial real estate participation loans. To the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required for both commercial real estate participation loans.
     The ratio of non-performing loans to total loans was 2.03% at June 30, 2008, compared to 1.84% at December 31, 2007. The ratio of non-performing loans to total assets was 1.51% at June 30, 2008, compared to 1.37% at December 31, 2007. The June 30, 2008, non-performing loan balances include $9.0 million in loans accounted for on a non-accrual basis and $910 thousand in accruing loans, which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $12.0 million at June 30, 2008, compared to $10.9 million at December 31, 2007. The increase in substandard loans at June 30, 2008, is related to the previously mentioned construction loans in the amount of $1.2 million. No loans were classified as doubtful or loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $10.2 million at June 30, 2008, compared to $10.8 million at December 31, 2007.

     A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At June 30, 2008, impaired loans totaled $7.1 million, compared to $6.0 million at December 31, 2007. The June 30, 2008, impaired loan balances consist of fifteen loans to five commercial borrowers that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. The June 30, 2008 ALL contained $1.7 million in specific allowances for collateral deficiencies, compared to $824 thousand in specific allowances at December 31, 2007. During the second quarter of 2008, eleven real estate loans to one construction lender in the amount of $1.2 million were classified as impaired. Management’s current estimate indicates that a specific allowance is not required for these loans. In addition, during the current quarter, one commercial real estate loan in the amount of $191 thousand was removed from impaired status. The June 30, 2008, impaired loan balances were also included in the previously discussed non-performing and substandard loan balances. There were no other loans considered to be impaired loans for the quarter ended, June 30, 2008.
     At June 30, 2008, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at June 30, 2008, no other interest bearing assets were required to be disclosed as non-accrual, past due or restructured. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded. The Bancorp has a $1.1 million participation in a $6.4 million letter of credit, which acts as payment support to bondholders. Cash flows from the security collateralizing the letter of credit have been negatively impacted due to the closing of the tenant. The letter of credit is also secured by a cash collateral account in the amount of $1.0 million. During July 2008, a new forbearance agreement was executed, which will expire on December 31, 2008. For receiving the continued forbearance, an additional $500 thousand in cash collateral was contributed. The addition of the cash collateral eliminated prior collateral deficiencies. As a result, management has reversed a previously established $72 thousand contingent liability as of June 30, 2008. Past letters of intent to purchase the property have not resulted in an offer to purchase. The borrower is continuing to actively market the property. Management will continue to monitor the letter of credit and bond repayments.
     For the six months ended June 30, 2008, $950 thousand in additions to the ALL account were required, compared to $5 thousand for the six months ended June 30, 2007. The increase in the 2008 ALL provisions was related to the need for additional specific allowances for the collateral deficiency associated with $4.1 million commercial real estate participation loan. Charge-offs, net of recoveries, totaled $77 thousand for the six months ended June 30, 2008, compared to $1 thousand for the six months ended June 30, 2007. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given consideration to increased risks associated with in the local economy, changes in loan balances and mix, and asset quality.
     The ALL to total loans was 1.12% at June 30, 2008, compared to 0.98% at December 31, 2007. The ALL to non-performing loans (coverage ratio) was 55.2% at June 30, 2008, compared to 53.2% at December 31, 2007. The June 30, 2008 balance in the ALL account of $5.5 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available. During the current quarter, the subjective risk factor for non-classified residential real estate loans was evaluated by management relating to the strength of the non-classified residential real estate loan portfolio and the low level of losses given past and present economic conditions. Management’s evaluation was focused on determining whether the subjective risk factor for non-classified residential real estate loans appropriately represents past loss history and current risk trends within the residential real estate loan portfolio. Management’s evaluation indicated that for the period 1998 thru 2007, the bank’s net charge-offs for loans secured by residential real estate totaled $69 thousand. Also, due to the strict underwriting quality as to loans held in the bank’s portfolio, the sale of “A” agency rated loans and the requirement of private mortgage insurance for loan to values in excess of 80%, the current risk trend for residential real estate loans has been improving over the past four quarters. Classified and delinquent residential real estate loan balances have been declining. The growth rate for residential real estate loans has been negative for the past four quarters as a result of the sale of fixed rate mortgage loans. Given the low charge-off history for the past ten years and the trend of declining risk in residential real estate loans, the subjective risk factor for non-classified residential real estate loans was decreased from 0.14% to 0.03%. The change in the subjective risk factor results in a loan allowance allocation of $68 thousand for non-classified residential real estate loans, which represents an estimate that is consistent with past history and current risk trends. By lowering the subjective risk factor for non-classified residential real estate loans, the aggregate allowance allocation for residential real estate loans decreased from $897 thousand to $628 thousand as of June 30, 2008.
     At June 30, 2008, the Bancorp had five properties in foreclosed real estate totaling $616 thousand, compared to four properties totaling $134 thousand at December 31, 2007.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At June 30, 2008, deposits totaled $511.1 million. During the six months ended June 30, 2008, deposits increased by $17.7 million (3.6%). Checking account balances increased by $25.4 million (21.8%). The increase in checking account balances is primarily related to local municipalities that received tax distributions from the local county treasurer. Savings account balances increased by $1.3 million (2.5%) during the current period. Money market deposit accounts (MMDA’s) decreased by $5.9 million (5.3%). The decrease in MMDA’s was a result of withdrawals by a local governmental unit. Certificates of deposit decreased by $3.1 million (1.4%). During the current quarter, certificate of deposits declined as a result of increased pricing competition within the Bancorp’s local market as several banks offered above market interest rates to aggressively acquire funds. At June 30, 2008, the deposit base was comprised of 27.7% checking accounts, 20.5% MMDA’s, 10.5% savings accounts and 41.3% certificates of deposit.
     Borrowings are primarily used to fund asset growth not supported by deposit generation. At June 30, 2008, borrowed funds totaled $84.6 million compared to $76.9 million at December 31, 2007, an increase of $7.7 million (10.0%). During the current six month period, borrowings were acquired to fund loan and investment growth. Retail repurchase agreements totaled $12.7 million at June 30, 2008, compared to $14.2 million at December 31, 2007, a decrease of $1.5 million (10.3%). The decrease in retail repurchase agreements was related to a reduction in sweep account balances for commercial business. Federal Home Loan Bank (FHLB) fixed, variable and line of credit advances totaled $63.0 million at June 30, 2008, compared to $61.8 million at December 31, 2007, an increase of $1.2 million (1.9%). During the three months ended June 30, 2008, FHLB advance balances increased by $12.8 million as a result of a decrease in municipal checking account balances. In addition, other short-term borrowings totaled $8.9 million at June 30, 2008, compared to $897 thousand at December 31, 2007, a increase of $8.0 million. The increase in short-term borrowing is primarily related to the use of purchased fed funds.
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
     During the six months ended June 30, 2008, cash and cash equivalents increased by $154 thousand compared to a $3.3 million decrease for the six months ended June 30, 2007. The primary sources of cash were proceeds from pay downs of securities, loan sales, loan repayments and funds from deposit growth, FHLB advances and other borrowed funds. The primary uses of cash were the purchase of securities, loan originations, funding of withdrawals for short-term local government funds, repayment of FHLB advances and the payment of common stock dividends. Cash provided from operating activities totaled $3.8 million for the six months ended June 30, 2008, compared to $2.9 million for the period ended June 30, 2007. The increase in cash provided from operating activities was a result of a reduction in loan sales for the current period. Cash outflows from investing activities totaled $26.9 million for the current period, compared to cash inflows of $7.2 million for the six months ended June 30, 2007. The change was related to the increase in loan originations during the current quarter. Net cash inflows from financing activities totaled $23.3 million during the current period compared to net cash outflows of $13.4 million for the six months ended June 30, 2007. The change in net cash inflows from financing activities was a result of the deposit growth during the three months ended June 30, 2008. The Bancorp paid dividends on common stock of $2.0 million for the six months ended June 30, 2008 and 2007.
     At June 30, 2008, outstanding commitments to fund loans totaled $94.2 million. Approximately 37% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.
     During April 2008, the Bancorp began the construction of a state-of-the-art banking center in Gary, Indiana. The cost of the new facility is expected to be approximately $1.2 million. During the current quarter, construction disbursements totaled $75 thousand. Approximately $1.1 million in additional construction disbursements will occur in 2008. The funding for these disbursements will be acquired from current period cash inflows. The facility is expected to open in the fall of 2008 and will not have a material impact on noninterest expense during the current year. The new facility will provide opportunities to expand market share for the Bancorp’s products and services within the city of Gary. During July 2008, the Bancorp entered into an agreement to purchase land for a future banking center in St. John, Indiana. St. John is a growing community in northwest Indiana and will provide the Bancorp with future growth potential.
     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2008, stockholders’ equity decreased by $480 thousand (0.9%). During the current six months, stockholders’ equity was increased by net income of $3.1 million, $73 thousand from stock based compensation plans and $64 thousand from the sale of treasury stock. Items decreasing stockholders’ equity was the net change in the valuation of the available-for-sale securities of $1.4 million, the declaration of $2.0 million in cash dividends and treasury stock purchases of $226 thousand.
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
     The following table shows that, at June 30, 2008, and December 31, 2007, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At June 30, 2008	Amount Ratio		Amount Ratio		Amount Ratio

Total capital to risk-weighted assets	$58.6	11.9%	$39.4	8.0%	$49.2	10.0%
Tier 1 capital to risk-weighted assets	$53.1	10.8%	$19.7	4.0%	$29.5	6.0%
Tier 1 capital to adjusted average assets	$53.1	8.2%	$19.5	3.0%	$32.5	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2007	Amount Ratio		Amount Ratio		Amount Ratio

Total capital to risk-weighted assets	$56.8	12.0%	$37.8	8.0%	$47.2	10.0%
Tier 1 capital to risk-weighted assets	$52.2	11.0%	$18.9	4.0%	$28.3	6.0%
Tier 1 capital to adjusted average assets	$52.2	8.3%	$18.8	3.0%	$31.4	5.0%
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
Results of Operations — Comparison of the Quarter Ended June 30, 2008 to the Quarter Ended June 30, 2007
     Net income for the quarter ended June 30, 2008 was $1.4 million, compared to $1.4 million for the quarter ended June 30, 2007, an increase of $24 thousand (1.7%). The earnings represent a ROA of 0.89% for the quarter ended June 30, 2008, compared to 0.93% for the quarter ended June 30, 2007. The ROE was 10.36% for the quarter ended June 30, 2008, compared to 11.00% for the quarter ended June 30, 2007.
     Net interest income for the three months ended June 30, 2008 was $5.6 million, an increase of $1.2 million (27.0%), compared to $4.4 million for the quarter ended June 30, 2007. The increase in net interest income has been positively impacted by the loan growth for the current quarter and a decrease in the cost of funds as a result the Federal Reserve’s action in lowering short-term interest rates. The weighted-average yield on interest-earning assets was 5.77% for the three months ended June 30, 2008, compared to 6.23% for the three months ended June 30, 2007. The weighted-average cost of funds for the quarter ended June 30, 2008, was 2.14% compared to 3.19% for the quarter ended June 30, 2007. The impact of the 5.77% return on interest earning assets and the 2.13% cost of funds resulted in an interest rate spread of 3.63% for the current quarter compared to 3.04% for the quarter ended June 30, 2007. During the current quarter, total interest income decreased by $74 thousand (0.8%) while total interest expense decreased by $1.3 million (28.7%). The net interest margin was 3.69% for the three months ended June 30, 2008, compared to 3.12% for the quarter ended June 30, 2007. On a tax equivalent basis, the Bancorp’s net interest margin was 3.85% for the three months ended June 30, 2008, compared to 3.21% for the quarter ended June 30, 2007. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the three months ended June 30, 2008, interest income from loans decreased by $306 thousand (4.0%), compared to the three months ended June 30, 2007. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio. The weighted-average yield on loans outstanding was 6.05% for the current quarter, compared to 6.23% for the three months ended June 30, 2007. Loan balances averaged $487.1 million for the current quarter, an increase of $25.6 million (5.5%) from $461.5 million for the three months ended June 30, 2007. During the three months ended June 30, 2008, interest income on securities and other interest bearing balances increased by $232 thousand (19.8%), compared to the quarter ended June 30, 2007. The increase was due to higher securities balances and an increase in the weighted-average portfolio yield. The weighted-average yield on securities and other interest bearing balances was 4.62%, for the current quarter, compared to 4.41% for the three months ended June 30, 2007. Securities balances averaged $118.0 million for the current quarter, up $17.7 million (17.6%) from $100.3 million for the three months ended June 30, 2007. The increase in security average balances is a result of consistent portfolio growth during 2007. Other interest bearing balances averaged $3.5 million for the current quarter, down $1.1 million (45.0%) from $2.4 million for the three months ended June 30, 2007.
     Interest expense on deposits decreased by $1.2 million (30.9%) during the current quarter compared to the three months ended June 30, 2007. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended June 30, 2008 was 2.02%, compared to 3.05% for the quarter ended June 30, 2007. Total deposit balances averaged $516.5 million for the current quarter, up $22.4 million (4.5%) from $494.1 million for the quarter ended June 30, 2007. Interest expense on borrowed funds decreased by $103 thousand (15.8%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted average paid for borrowing funds. The weighted-average cost of borrowed funds was 2.99% for the current quarter compared to 4.27% for the three months ended June 30, 2007. Borrowed funds averaged $73.4 million during the quarter ended June 30, 2008, a decrease of $12.3 million (20.2%) from $61.1 million for the quarter ended June 30, 2007.
     Noninterest income for the quarter ended June 30, 2008 was $1.18 million, an increase of $89 thousand (8.1%) from $1.09 million for the quarter ended June 30, 2007. During the current quarter, fees and service charges totaled $707 thousand, a decrease of $38 thousand (5.1%) from $745 thousand for the quarter ended June 30, 2007. Fees from Wealth Management operations totaled $208 thousand for the quarter ended June 30,

2008, an increase of $39 thousand (23.1%) from $169 thousand for the quarter ended June 30, 2007. The increase in Wealth Management income is related to consistent asset growth that has occurred during the past twelve months. Gains from the sale of securities totaled $30 thousand for the current quarter, an increase of $11 thousand (57.9%) from $19 thousand for the quarter ended June 30, 2007. Current market conditions provided opportunities to recognize gains from the sales of securities, while reinvesting in different sectors with similar yields. Gains from loan sales totaled $31 thousand for the current quarter, a decrease of $33 thousand (51.6%), compared to $64 thousand for the quarter ended June 30, 2007. The decrease in gains from the sale of loans is a result of changing customer preference to adjustable rate loans, which the Bank retains in its portfolio. Income from an increase in the cash value of bank owned life insurance totaled $102 thousand for the quarter ended June 30, 2008, an increase of $5 thousand (5.2%), compared to $97 thousand for the quarter ended June 30, 2007. For the quarter ended June 30, 2008, no gain on foreclosed real estate was realized. There were $6 thousand in losses from the sale of foreclosed real estate for the quarter ended June 30, 2007. During the current quarter, other noninterest income totaled $104 thousand, an increase of $99 thousand (1980%) from $5 thousand for the quarter ended June 30, 2007. This increase was primarily due to the reversal of the impairment on a letter of credit that was taken at December 31, 2007.
     Noninterest expense for the quarter ended June 30, 2008 was $4.15 million, an increase of $549 thousand (15.3%) from $3.60 million for the three months ended June 30, 2007. During the current quarter, compensation and benefits totaled $2.15 million, an increase of $348 thousand (19.3%) from $1.81 million for the quarter ended June 30, 2007. The change in compensation and benefits is related to the increase in additional personnel for lending and retail banking activities. Occupancy and equipment totaled $719 thousand for the current quarter, an increase of $62 thousand (9.4%) compared to $657 thousand for the quarter ended June 30, 2007. The increase is related to the operations of a new banking center in Crown Point, Indiana that was opened during December 2007. Data processing expense totaled $216 thousand for the three months ended June 30, 2008, a decrease of $8 thousand (3.6%) from $224 thousand for the three months ended June 30, 2007. Marketing expense related to banking products totaled $115 thousand for the current quarter, an increase of $55 thousand (91.7%) from $60 thousand for the three months ended June 30, 2007. The additional marketing expense is associated with the Bank’s newly reengineered marketing function. During the current quarter, the change in marketing expense is associated with increased communications of its brand and products offerings, and the implementation of new marketing systems. Other expenses related to banking operations totaled $944 thousand for the quarter ended June 30, 2008, an increase of $92 thousand (10.8%) from $852 thousand for the quarter ended June 30, 2007. The change in other expenses is a result of an increase in third- party professional services, community contributions and operating expenses related to loan and deposit products. The Bancorp’s efficiency ratio was 61.0% for the quarter ended June 30, 2008, compared to 65.2% for the three months ended June 30, 2007. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the three months ended June 30, 2008 totaled $390 thousand, compared to $494 thousand for the three months ended June 30, 2007, a decrease of $104 thousand (21.1%). The combined effective federal and state tax rates for the Bancorp was 21.3% for the three months ended June 30, 2008, compared to 25.8% for the three months ended June 30, 2007.
Results of Operations — Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007
     Net income for the six months ended June 30, 2008 was $3.1 million, compared to $2.9 million for the six months ended June 30, 2007, an increase of $186 thousand (6.4%). The earnings represent a ROA of 0.96% for the six months ended June 30, 2008, compared to 0.95% for the six months ended June 30, 2007. The ROE was 11.19% for the six months ended June 30, 2008, compared to 11.36% for the six months ended June 30, 2007.
     Net interest income for the six months ended June 30, 2008 was $10.6 million, an increase of $1.7 million (19.8%), compared to $8.8 million for the six months ended June 30, 2007. The increase in net interest income has been positively impacted by loan growth for the current six months and a decrease in the cost of funds as a result of the Federal Reserve’s action in lowering short-term interest rates. The weighted-average yield on interest-earning assets was 5.84% for the six months ended June 30, 2008, compared to 6.21% for the six months ended June 30, 2007. The weighted-average cost of funds for the six months ended June 30, 2008, was 2.41% compared to 3.18% for the six months ended June 30, 2007. The impact of the 5.84% return on interest earning assets and the 2.41% cost of funds resulted in an interest rate spread of 3.43% for the current six months compared to 3.03% for the six months ended June 30, 2007. During the current six months, total interest income decreased by $110 thousand (0.6%) while total interest expense decreased by $1.9 million (20.9%). The net interest margin was 3.51% for the six months ended June 30, 2008, compared to 3.10% for the six months ended June 30, 2007. On a tax equivalent basis, the Bancorp’s net interest margin was 3.67% for the six months ended June 30, 2008, compared to 3.19% for the six months ended June 30, 2007. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the six months ended June 30, 2008, interest income from loans decreased by $617 thousand (4.0%), compared to the six months ended June 30, 2007. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio. The weighted-average yield on loans outstanding was 6.14% for the current six months, compared to 6.62% for the six months ended June 30, 2007. Loan balances averaged $481.6 million for the current six months, an increase of $16 million (3.4%) from $465.6 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, interest income on securities and other interest bearing balances increased by $507 thousand (22.0%), compared to the six months ended June 30, 2007. The increase was due to higher securities balances and an increase in the weighted-average portfolio yield. The weighted-average yield on securities and other interest bearing balances was 4.64%, for the current six months, compared to 4.38% for the six months ended June 30, 2007. Securities balances averaged $117.5 million for the current six months, up $18.1 million (18.2%) from $99.4 million for the six months ended June 30, 2007. The increase in security average balances is a result of consistent portfolio growth during 2007. Other interest bearing balances averaged $3.5 million for the current six months, down $1.4 million (66.7%) from $2.1 million for the six months ended June 30, 2007.
     Interest expense on deposits decreased by $1.6 million (20.9%) during the current six months compared to the six months ended June 30, 2007. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the six months ended June 30, 2008 was 2.28%, compared to 3.03% for the six months ended June 30, 2007. Total deposit balances averaged $516.3 million for the current six months, up $24.8 million (5.0%) from $491.5 million for the six months ended June 30, 2007. Interest expense on borrowed funds decreased by $296 thousand (20.7%) during the current six months due to a decrease in average daily balances and a decrease in the weighted average paid for borrowing funds. The weighted-average cost of borrowed funds was 3.37% for the current six months compared to 4.24% for the six months ended June 30, 2007. Borrowed funds averaged $67.1 million during the six months ended June 30, 2008, a decrease of $213 thousand (0.3%) from $67.3 million for the six months ended June 30, 2007.
     Noninterest income for the six months ended June 30, 2008 was $2.38 million, an increase of $249 thousand (11.7%) from $2.13 million for the six months ended June 30, 2007. During the current six months, fees and service charges totaled $1.40 million, a decrease of $22 thousand (1.5%) from $1.43 million for the six months ended June 30, 2007. Fees from Wealth Management operations totaled $417 thousand for the six months ended June 30, 2008, an increase of $79 thousand (23.4%) from $338 thousand for the six months ended June 30, 2007. The increase in Wealth Management income is related to consistent asset growth that has occurred during the past twelve months. Gains from the sale of securities totaled $146 thousand for the current six months, an increase of $98 thousand (204.2%) from $48 thousand for the six months ended June 30, 2007. Current market conditions provided opportunities to recognize gains from the sales of securities, while reinvesting in different sectors with similar yields. Gains from loan sales totaled $70 thousand for the current six months, a decrease of $48 thousand (40.7%), compared to $118 thousand for the six months ended June 30, 2007. The decrease in gains from the sale of loans is a result of changing customer preference to adjustable rate loans, which the Bank retains in its portfolio. Income from an increase in the cash value of bank owned life insurance totaled $205 thousand for the six months ended June 30, 2008, an increase of $10 thousand (5.1%), compared to $195 thousand for the six months ended June 30, 2007. For the six months ended June 30, 2008, a $19 thousand gain from the transfer of a loan to foreclosed real estate was realized. There were $6 thousand in losses from the sale of foreclosed real estate for the quarter ended June 30, 2007. During the six months ended June 30, 2008, other noninterest income totaled $120 thousand, an increase of $107 thousand (823%) from $13 thousand for the six months ended June 30, 2007. This increase was primarily due to the reversal of impairment on a letter of credit that was taken at December 31, 2007.
     Noninterest expense for the six months ended June 30, 2008 was $8.21 million, an increase of $1.11 million (15.6%) from $7.11 million for the six months ended June 30, 2007. During the current six months, compensation and benefits totaled $4.33 million, an increase of $679 thousand (18.6%) from $3.66 million for the six months ended June 30, 2007. The change in compensation and benefits is related to the increase in additional personnel for lending and retail banking activities. Occupancy and equipment totaled $1.42 million for the current six months, an increase of $145 thousand (11.4%) compared to $1.27 million for the six months ended June 30, 2007. The increase is related to the operations of a new banking center in Crown Point, Indiana that was opened during December 2007. Data processing expense totaled $428 thousand for the six months ended June 30, 2008, a decrease of $17 thousand (3.8%) from $445 thousand for the six months ended June 30, 2007. Marketing expense related to banking products totaled $219 thousand for the current six months, an increase of $100 thousand (84.0%) from $119 thousand for the six months ended June 30, 2007. The additional marketing expense is associated with the Bank’s newly reengineered marketing function. During the current six months, the change in marketing expense is associated with increased communications of its brand and products offerings, and the implementation of new marketing systems. Other expenses related to banking operations totaled $1.82 million for the six months ended June 30, 2008, an increase of $201 thousand (12.4%) from $1.62 million for the six months ended June 30, 2007. The change in other expenses is a result of an increase in third- party professional services, community contributions and operating expenses related to loan and deposit products. The Bancorp’s efficiency ratio was 63.38% for the six months ended June 30, 2008, compared to 64.8% for the six months ended June 30, 2007.
     Income tax expenses for the six months ended June 30, 2008 totaled $704 thousand, compared to $948 thousand for the six months ended June 30, 2007, a decrease of $244 thousand (25.7%). The combined effective federal and state tax rates for the Bancorp was 18.5% for the six months ended June 30, 2008, compared to 24.6% for the six months ended June 30, 2007. The decrease in the effective tax rate for the six months is a result of the reversal of an $84 thousand tax liability, which had been established for municipal securities held in the Bank’s investment subsidiary. During the current six months, management received tax information that indicated the established reserve was no longer required.
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
Item 4T. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
     The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a — 15(e) and 15d — 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2008, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting.
     There was no change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

PART II — Other Information
Item 1. Legal Proceedings
The Bancorp is not party to any material legal proceedings. From time to time, the Bank is a party to ordinary routine litigation incidental to its business, including foreclosures.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There are no matters reportable under this item.
Item 3. Defaults Upon Senior Securities
There are no matters reportable under this item.
Item 4. Submission of Matters to a Vote of Security Holders
The Bancorp held its annual meeting of shareholders on April 23, 2008. At this meeting the shareholders:
1.	Elected the following directors for a three-year term:

		Number of Votes
	For	Against	Abstain

Frank J. Bochnowski	1,877,704	—	18,686
Lourdes M. Dennison	1,875,752	1,110	19,528
Joel Gorelick	1,878,004	—	18,836
Don Fesko	1,877,644	—	18,746
Other directors whose term of office as a director continued after the meeting include:

David A. Bochnowski	Joel Gorelick
Edward J. Furticella	Kenneth V. Krupinski
Stanley E. Mize	Anthony Puntillo
James L. Wieser	Amy Han
2.	Ratified the appointment of Crowe Chizek and Company LLC as the auditors for the Bancorp for the year ending December 31, 2008.

	Number of Votes
For	Against	Abstain

1,887,207	8,000	1,184
Item 5. Other Information
There are no matters reportable under this item.
Item 6. Exhibits

Exhibit
Number	Description

10.1	Amended NorthWest Indiana Bancorp Amended and Restated 2004 Stock Option and Incentive Plan

10.2	Form of Incentive Stock Option Agreement

10.3	Form of Non-Qualified Stock Option Agreement

10.4	Form of Agreement for Restricted Stock

10.5	Form of Agreement for Stock Appreciation Rights

10.6	Form of Agreement for Performance Share Award

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit
Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP
Date: August 12, 2008	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: August 12, 2008	/s/ Robert T. Lowry
Robert T. Lowry
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Amended NorthWest Indiana Bancorp Amended and Restated 2004 Stock Option and Incentive Plan

10.2	Form of Incentive Stock Option Agreement

10.3	Form of Non-Qualified Stock Option Agreement

10.4	Form of Agreement for Restricted Stock

10.5	Form of Agreement for Stock Appreciation Rights

10.6	Form of Agreement for Performance Share Award

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications