Form 10-Q
period 2008-09-30
NORTHWEST INDIANA BANCORP
filed 2008-10-23
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2008, or

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
Registrant’s telephone number, including area code: (219) 836-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 2,808,919 shares of the registrant’s Common Stock, without par value, outstanding at September 30, 2008.

NorthWest Indiana Bancorp
Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets, September 30, 2008 and December 31, 2007	1

Consolidated Statements of Income, Three and Nine Months Ended September 30, 2008 and 2007	2

Consolidated Statements of Changes in Stockholders’ Equity, Three and Nine Months Ended September 30, 2008 and 2007	3

Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2008 and 2007	4

Notes to Consolidated Financial Statements	5-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T. Controls and Procedures	17

PART II. Other Information	18

SIGNATURES	19

EXHIBITS	20-22
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
EX-31.1
EX-31.2
EX-32.1

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
(Dollars in thousands)	(unaudited)
ASSETS

Cash and non-interest bearing balances in financial institutions	$12,141	$10,259
Federal funds sold	460	1,852

Total cash and cash equivalents	12,601	12,111

Securities available-for-sale	100,630	96,286
Securities held-to-maturity; fair value: September 30, 2008 - $18,201
December 31, 2007 - $18,557	18,589	18,358
Loans held for sale	176	—
Loans receivable	486,424	468,459
Less: allowance for loan losses	(5,569)	(4,581)

Net loans receivable	480,855	463,878
Federal Home Loan Bank stock	3,650	3,550
Accrued interest receivable	3,103	3,294
Premises and equipment	18,244	16,326
Foreclosed real estate	826	134
Cash value of bank owned life insurance	11,540	11,229
Other assets	5,617	3,552

Total assets	$655,831	$628,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$48,535	$44,799
Interest bearing	473,914	448,585

Total	522,449	493,384
Borrowed funds	77,137	76,930
Accrued expenses and other liabilities	5,309	5,671

Total liabilities	604,895	575,985

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: September 30, 2008 - 2,887,302	361	360
December 31, 2007 - 2,882,097
shares outstanding: September 30, 2008 - 2,808,919
December 31, 2007 - 2,808,853
Additional paid in capital	5,047	4,895
Accumulated other comprehensive income/(loss)	(2,856)	563
Retained earnings	50,112	48,500
Treasury stock, common shares at cost: September 30, 2008 - 78,383
December 31, 2007 - 73,244	(1,728)	(1,585)

Total stockholders’ equity	50,936	52,733

Total liabilities and stockholders’ equity	$655,831	$628,718

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest income:
Loans receivable
Real estate loans	$6,285	$6,688	$19,004	$19,986
Commercial loans	941	941	2,939	2,956
Consumer loans	40	49	118	149

Total loan interest	7,266	7,678	22,061	23,091

Securities	1,482	1,274	4,243	3,516
Other interest earning assets	13	21	59	79

Total interest income	8,761	8,973	26,363	26,686

Interest expense:
Deposits	2,365	3,846	8,255	11,295
Borrowed funds	607	674	1,738	2,102

Total interest expense	2,972	4,520	9,993	13,397

Net interest income	5,789	4,453	16,370	13,289
Provision for loan losses	590	80	1,540	85

Net interest income after provision for loan losses	5,199	4,373	14,830	13,204

Noninterest income:
Fees and service charges	782	722	2,185	2,147
Wealth management operations	201	192	618	530
Increase in cash value of bank owned life insurance	106	107	311	302
Gain on sale of securities, net	41	51	187	99
Gain on sale of loans, net	24	54	94	172
Gain/(loss) on foreclosed real estate	(40)	12	(21)	6
Other	11	6	131	19

Total noninterest income	1,125	1,144	3,505	3,275

Noninterest expense:
Compensation and benefits	2,243	1,895	6,577	5,551
Occupancy and equipment	733	610	2,148	1,880
Data processing	213	213	641	658
Marketing	85	71	304	190
Other	1,003	840	2,821	2,457

Total noninterest expense	4,277	3,629	12,491	10,736

Income before income tax expenses	2,047	1,888	5,844	5,743
Income tax expenses	474	444	1,178	1,391

Net income	$1,573	$1,444	$4,666	$4,352

Earnings per common share:
Basic	$0.56	$0.51	$1.66	$1.55
Diluted	$0.56	$0.51	$1.65	$1.54

Dividends declared per common share	$0.36	$0.36	$1.08	$1.08
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$52,253	$50,546	$52,733	$50,010

Comprehensive income:
Net income	1,573	1,444	4,666	4,352
Net unrealized loss on securities available-for-sale, net of reclassifications and tax effects	(1,976)	792	(3,410)	250
Amortization of unrecognized gain	(2)	(3)	(9)	(8)

Comprehensive income/(loss)	(405)	2,233	1,247	4,594

Issuance of common stock, under stock based compensation plan, including tax effects	60	16	101	172

Stock based compensation expense	14	12	45	52

Sale of treasury stock	25	—	89	—

Stock repurchase	—	—	(226)	—

Adjustment to retained earnings for adoption of EITF 06-4	—	—	(20)	—

Cash dividends	(1,011)	(1,010)	(3,033)	(3,031)

Balance at end of period	$50,936	$51,797	$50,936	$51,797

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,666	$4,352

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(3,940)	(9,964)
Sale of loans originated for sale	3,812	9,854
Depreciation and amortization, net of accretion	1,149	1,057
Amortization of mortgage servicing rights	69	61
Amortization of investment in real estate limited partnerships	19	8
Equity in (gain)/loss of investment in limited partnership, net of interest received	73	79
Stock based compensation expense	45	52
Net gains on sales and calls of securities	(187)	(99)
Net gains on sale of loans	(94)	(172)
Net gains/(losses) on foreclosed real estate	21	(6)
Provision for loan losses	1,540	85
Net change in:
Interest receivable	191	335
Other assets	(410)	(302)
Cash value of bank owned life insurance	(311)	412
Accrued expenses and other liabilities	(405)	(505)

Total adjustments	1,572	895

Net cash from operating activities	6,238	5,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	24,343	18,811
Proceeds from sales of securities available-for-sale	5,976	12,853
Purchase of securities available-for-sale	(39,612)	(36,711)
Purchase of securities held-to-maturity	(2,171)	(1,873)
Proceeds from maturities and pay downs of securities held-to-maturity	1,925	814
Loan participations purchased	(200)	(3,458)
Net change in loans receivable	(19,138)	6,325
Purchase of Federal Home Loan Bank Stock	(100)	—
Purchase of premises and equipment, net	(3,082)	(1,473)
Proceeds from sale of foreclosed real estate	109	445

Net cash from investing activities	(31,950)	(4,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	29,065	(17,852)
Proceeds from FHLB advances	30,000	42,500
Repayment of FHLB advances	(26,000)	(26,500)
Change in other borrowed funds	(3,793)	4,132
Tax effect of nonqualified stock option exercise	6	15
Proceeds from issuance of common stock	95	157
Proceeds from sale of treasury stock	89	—
Dividends paid	(3,034)	(3,000)
Treasury stock purchased	(226)	—

Net cash from financing activities	26,202	(548)

Net change in cash and cash equivalents	490	432
Cash and cash equivalents at beginning of period	12,111	15,764

Cash and cash equivalents at end of period	$12,601	$16,196

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,379	$13,424
Income taxes	$1,390	$1,560
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$821	$236
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2008 and December 31, 2007, and the consolidated statements of income and changes in stockholders’ equity for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The income reported for the nine-month period ended September 30, 2008 is not necessarily indicative of the results to be expected for the full year.
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
Note 3 — Loans Receivable
     Non-performing loans at period end were as follows:

	(Dollars in thousands)
	9/30/2008	12/31/2007
Loans past due over 90 days still on accrual	$1,120	$842
Non-accrual loans	9,113	7,776
     Impaired loans at period end were as follows:

	(Dollars in thousands)
	9/30/2008	12/31/2007
Period end loans with no allocated allowance for loan losses	$1,607	$687
Period end loans with allocated allowance for loan losses	5,643	5,319

Total	$7,250	$6,006

Amount of the allowance for loan losses allocated	$1,424	$824
Average of impaired loans during the period	$6,194	$6,311
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—
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
Note 5 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Options not considered in the calculation of diluted earnings per common share because they were antidilutive, totaled 11,325 and 10,325 and 11,183 and 10,325 for the three and nine-month periods ended

September 30, 2008 and 2007, respectively. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2008 and September 30, 2007 are presented below:

(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings per common share:
Net income as reported	$1,573	$1,444	$4,666	$4,352

Weighted average common shares outstanding:	2,807,103	2,807,991	2,809,244	2,805,121

Basic earnings per common share:	$0.56	$0.51	$1.66	$1.55

Diluted earnings per common share:
Net income as reported	$1,573	$1,444	$4,666	$4,352

Weighted average common shares outstanding:	2,807,103	2,807,991	2,809,244	2,805,121
Add: Dilutive effect of assumed stock option exercises:	17,698	23,456	17,006	25,868

Weighted average common and dilutive potential common shares outstanding:	2,824,801	2,831,447	2,826,250	2,830,989

Diluted earnings per common share:	$0.56	$0.51	$1.65	$1.54

Note 6 — Stock Based Compensation
     The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock. Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment”, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the three months ended September 30, 2008, stock based compensation expense of $14,000 was recorded, compared to $12,000 for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, stock based compensation expense of $45,000 was recorded, compared to $52,000 for the nine months ended September 30, 2007. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $14,000 in 2008 and $38,000 in 2009.
          A summary of option activity under the Bancorp’s stock option plan for the nine months ended September 30, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2008	75,952	$23.25
Granted	1,000	$28.50
Exercised	(4,605)	$20.65
Forfeited or expired	(1,600)	$20.50

Outstanding at September 30, 2008	70,747	$23.55	3.3	291,381

Exercisable at September 30, 2008	59,322	$22.35	2.9	290,769

     During the nine months ended September 30, 2008, the Bancorp granted 1,000 shares from the stock option plan. There were no options granted during the first nine months of 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007, was $30,388 and $59,233.
Note 7 — Adoption of New Accounting Standards
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active. The impact of adoption will not be material.
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
     On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.
Note 8 — Fair Value
     Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
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
     The fair values of securities available for sale are mostly determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in level 3 of the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

( in 000's)		Fair Value Measurements at September 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable Inputs	Inputs
	30-Sep-08	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$100,630	$—	$100,067	$563
Reconciliation of available for sale securities, which require significant adjustment based on unobservable data are presented below:

Fair Value Measurements at
September 30, 2008 Using
Significant Unobservable Inputs
( in 000's)	(Level 3)
Available for
sale securities
Beginning balance	$—
Transfers in and/or (out) of Level 3	563

Ending balance	$563

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

( in 000's)		Fair Value Measurements at September 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable Inputs	Inputs
	30-Sep-08	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$4,410	$—	$3,666	$744
          Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.8 million, with a valuation allowance of $1.4 million, resulting in an additional provision of $173 thousand for the quarter. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation. However, certain assumptions and unobservable inputs are used many times by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy.

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
     At September 30, 2008, the Bancorp had total assets of $655.8 million, total loans of $486.4 million and total deposits of $522.4 million. Stockholders’ equity totaled $50.9 million or 7.8% of total assets, with book value per share at $18.13. Net income for the quarter ended September 30, 2008, was $1.6 million, or $0.56 earnings per common share for basic and $0.56 for diluted calculations. The annualized return on average assets (ROA) was 0.96%, while the annualized return on average stockholders’ equity (ROE) was 11.37%, for the nine months ended September 30, 2008.
Financial Condition
     During the nine months ended September 30, 2008, total assets increased by $27.1 million (4.3%), with interest-earning assets increasing by $21.4 million (3.6%). At September 30, 2008, interest-earning assets totaled $609.9million and represented 93.0% of total assets.
     Loans receivable totaled $486.4 million at September 30, 2008, compared to $468.5 million at December 31, 2007. At September 30, 2008, loans receivable represented 79.8% of interest-earning assets, 74.1% of total assets and 93.1% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product and geographic diversification, and competitive and profitable pricing. The loan portfolio includes $51.4 million (10.6%) in construction and development loans, $228.1 million (46.8%) in residential mortgage loans, $13.2 million (2.7%) in multifamily loans, $0.8 million (0.2%) in a farmland loan, $125.5 million (25.8%) in commercial real estate loans, $2.1 million (0.4%) in consumer loans, $50.9 million (10.5%) in commercial business loans and $14.5 million (3.0%) in government and other loans. Adjustable rate loans comprised 57.1% of total loans at September 30, 2008. During the nine months ended September 30, 2008, loans increased by $18.0 million (3.8%). During the period, growth occurred in commercial real estate, commercial business, construction and development, government, and multifamily loans, while residential, and consumer loan balances decreased. During the nine month period, loan balances increased as a result of stable loan demand within the Bancorp’s primary market area.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. During the nine months ended September 30, 2008, the Bancorp sold $3.8 million in fixed rate mortgages originated for sale compared to $9.9 million during the nine months ended September 30, 2007. During the current nine month period, loan sales decreased as a result of higher fees charged by governmental agencies to purchase loans in the secondary markets. Net gains realized from sales for the nine months ended September 30, 2008, totaled $94 thousand compared to $172 thousand for the nine months ended September 30, 2007. At September 30, 2008, the Bancorp had $176 thousand in loans that were classified as held for sale.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations and obligations of state and local municipalities. The securities portfolio totaled $122.9 million at September 30, 2008, compared to $118.2 million at December 31, 2007, an increase of $4.7 million (4.0%). At September 30, 2008, the securities portfolio represented 19.5% of interest-earning assets and 18.2% of total assets. The securities portfolio was comprised of 7.0% in U.S. government agency debt securities, 54.9% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 32.8% in municipal securities, 3.8% in corporate securities, and 1.5% in trust preferred securities. At September 30, 2008, securities available-for-sale (“AFS”) totaled $100.6 million or 84.4% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at September 30, 2008, the Bancorp had $3.7 million in Federal Home Loan Bank (FHLB) stock.
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
     The Risk Assessment Worksheet covers the residential, commercial real estate, commercial business, and consumer loan portfolios. Management uses a risk rating system to assist in determining the appropriate level for the ALL. Management assigns risk factors to non-performing loans; loans that management has internally classified as impaired, substandard, doubtful, loss, or watch; and non-classified performing loans.
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
     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $10.2 million at September 30, 2008, compared to $8.6 million at December 31, 2007, an increase of $1.6 million or 18.7%. The increase in non-performing loans is concentrated with two borrowers, with nine cross collateralized construction loans totaling $1.0 million that had previously been classified as substandard, and are now also classified as impaired. As previously reported, the Bank’s September 30, 2008 and December 31, 2007 non-performing and impaired loan balances have been negatively impacted by two past due commercial real estate participation loans that carry a balance of $3.8 million and $956 thousand. These loans were originally classified as substandard and impaired during the third quarter of 2007. During the third quarter of 2008, $1.6 million of the $3.8 million commercial real estate participation loan has been re-classified from substandard to doubtful and the commercial real estate participation loan in the amount of $956 thousand has been re-classified as a doubtful loan. For both loans management is in contact with the lead lenders and continues to take the appropriate steps for protection of the bank’s interest in the collateral. Based on the current information provided by the lead lenders, management has had to make certain estimates regarding both projects’ cash flows, collateral values and strength of personal guarantees. At September 30, 2008, for the first commercial real estate participation, a $3.8 million loan for a condominium conversion project in Ann Arbor, Michigan, management’s current estimates indicate a collateral deficiency of $1.0 million. During the quarter ended September 30, 2008, management charged-off $457 thousand of the condominium conversion loan, as a result of receiving a shared national credit report from the Federal Deposit Insurance Corporation. Management has retained legal counsel to actively pursue potential material violations of the participation agreement and the underlying loan documentation by the lead lender. During the first quarter of 2008, management filed a law suit against the lead lender. For the second commercial real estate participation loan totaling $956 thousand, a condominium project in Portland, Oregon, management’s current estimates indicate a collateral deficiency of $212 thousand. To the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required for both commercial real estate participation loans.
     The ratio of non-performing loans to total loans was 2.10% at September 30, 2008, compared to 1.84% at December 31, 2007. The ratio of non-performing loans to total assets was 1.56% at September 30, 2008, compared to 1.37% at December 31, 2007. The September 30, 2008, non-performing loan balances include $9.1 million in loans accounted for on a non-accrual basis and $1.1 million in accruing loans, which were contractually past due 90 days or more. Loans, internally classified as substandard totaled $9.4 million at September 30, 2008, compared to $10.9 million at December 31, 2007. Loans, internally classified as doubtful totaled $2.6 million at September 30, 2008, compared to $0.0 at December 31, 2007. The decrease in substandard loans and the increase in doubtful loans is a result of re-classifying balances of the previously mentioned past due commercial real estate participation loans from substandard to doubtful. No loans were classified as loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $14.3 million at September 30, 2008, compared to $10.8 million at December 31, 2007. The increase in watch loans is related to a construction development participation loan in the amount of $2.7 million and a commercial real estate participation loan in the amount of $2.8 million.

     A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At September 30, 2008, impaired loans totaled $7.2 million, compared to $6.0 million at December 31, 2007. The September 30, 2008, impaired loan balances consist of fifteen loans to seven commercial borrowers that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. The September 30, 2008 ALL contained $1.4 million in specific allowances for collateral deficiencies, compared to $824 thousand in specific allowances at December 31, 2007. During the third quarter of 2008, two additional real estate loans in the amount of $622 thousand were classified as impaired. Management’s current estimate indicates that specific allowances of $165 thousand are required for these loans. In addition, during the current quarter two commercial real estate loans in the amount of $209 thousand were repaid and removed from impaired status. The September 30, 2008, impaired loan balances were also included in the previously discussed non-performing and substandard loan balances. There were no other loans considered to be impaired loans for the quarter ended September 30, 2008.
          At September 30, 2008, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at September 30, 2008, no other interest bearing assets were required to be disclosed as non-accrual, past due or restructured. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded. The Bancorp has a $1.1 million participation in a $6.4 million letter of credit, which acts as payment support to bondholders. Cash flows from the security collateralizing the letter of credit have been negatively impacted due to the closing of the tenant. The letter of credit is also secured by a cash collateral account in the amount of $1.0 million. During July 2008, a new forbearance agreement was executed, which will expire on December 31, 2008. For receiving the continued forbearance, the borrower contributed an additional $500 thousand in cash collateral. The addition of the cash collateral eliminated prior collateral deficiencies. Past letter of intents to purchase the property have not resulted in an offer to purchase. The borrower is continuing to actively market the property. Management will continue to monitor the letter of credit and bond repayments.
     For the nine months ended September 30, 2008, $1.5 million in additions to the ALL account were required, compared to $85 thousand for the nine months ended September 30, 2007. The increase in the 2008 ALL provisions was related to the need for additional specific allowances for the collateral deficiency associated with two previously mentioned commercial real estate participation loans. Charge-offs, net of recoveries, totaled $552 thousand for the nine months ended September 30, 2008, compared to $201 thousand for the nine months ended September 30, 2007. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given consideration to increased risks associated with in the local economy, changes in loan balances and mix, and asset quality.
     The ALL to total loans was 1.14% at September 30, 2008, compared to 0.98% at December 31, 2007. The ALL to non-performing loans (coverage ratio) was 54.4% at September 30, 2008, compared to 53.2% at December 31, 2007. The September 30, 2008 balance in the ALL account of $5.6 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.

     At September 30, 2008, the Bancorp had nine properties in foreclosed real estate totaling $826 thousand, compared to four properties totaling $134 thousand at December 31, 2007.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At September 30, 2008, deposits totaled $522.4 million. During the nine months ended September 30, 2008, deposits increased by $29.1 million (5.9%). Checking account balances increased by $17.1 million (14.7%). The increase in checking account balances is primarily related to local municipalities that received tax distributions from the local county treasurer. Savings account balances increased by $1.1 million (2.1%) during the current period. Money market deposit accounts (MMDA’s) increased by $9.6 million (8.7%). The increase in MMDA’s was a result of deposits by a local governmental unit. Certificates of deposit increased by $1.2 million (0.6%). At September 30, 2008, the deposit base was comprised of 25.5% checking accounts, 23.0% MMDA’s, 10.3% savings accounts and 41.2% certificates of deposit.
     Borrowings are primarily used to fund asset growth not supported by deposit generation. At September 30, 2008, borrowed funds totaled $77.1 million compared to $76.9 million at December 31, 2007, an increase of $207 thousand (0.3%). During the current nine month period, borrowings were acquired to fund loan and investment growth. Retail repurchase agreements totaled $21.0 million at September 30, 2008, compared to $14.2 million at December 31, 2007, an increase of $6.8 million (48.0%). The increase in retail repurchase agreements was related to customer preferences for increased security for large deposits. Federal Home Loan Bank (FHLB) fixed, variable and line of credit advances totaled $55.0 million at September 30, 2008, compared to $61.8 million at December 31, 2007, a decrease of $6.8 million (11.0%). During the three months ended September 30, 2008, FHLB advance balances and other short term borrowings decreased by $16.0 million as a result of an increase in deposit account balances.
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
     During the nine months ended September 30, 2008, cash and cash equivalents increased by $490 thousand compared to a $432 thousand increase for the nine months ended September 30, 2007. The primary sources of cash were proceeds from pay downs of securities, loan sales, loan repayments and funds from deposit growth, FHLB advances and other borrowed funds. The primary uses of cash were the purchase of securities, loan originations, funding of withdrawals for short-term local government funds, repayment of FHLB advances and the payment of common stock dividends. Cash provided from operating activities totaled $6.2 million for the nine months ended September 30, 2008, compared to $5.2 million for the period ended September 30, 2007. The increase in cash provided from operating activities was a result of a reduction in loan sales for the current period. Cash outflows from investing activities totaled $32.0 million for the current period, compared to cash outflows of $4.3 million for the nine months ended September 30, 2007. The change was related to the increase in loan originations during the current quarter. Net cash inflows from financing activities totaled $26.2 million during the current period compared to net cash outflows of $548 thousand for the nine months ended September 30, 2007. The change in net cash inflows from financing activities was a result of the deposit growth during the nine months ended September 30, 2008. The Bancorp paid dividends on common stock of $3.0 million for the nine months ended September 30, 2008 and 2007.
     At September 30, 2008, outstanding commitments to fund loans totaled $97.2 million. Approximately 32% of the commitments were at variable rates. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and to maintain proper levels of liquidity.
     During April 2008, the Bancorp began the construction of a state-of-the-art banking center in Gary, Indiana. The cost of the new facility is expected to be approximately $1.2 million. During the current quarter, construction disbursements totaled $602 thousand. Approximately $100 thousand in additional construction disbursements will occur in 2008. The funding for these disbursements will be acquired from current period cash inflows. The facility is expected to open in the fall of 2008 and will not have a material impact on noninterest expense during the current year. The new facility will provide opportunities to expand market share for the Bancorp’s products and services within the city of Gary.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2008, stockholders’ equity decreased by $1.8 million (3.4%). During the current nine months, stockholders’ equity was increased by net income of $4.7 million, $146 thousand from stock based compensation plans and $89 thousand from the sale of treasury stock. Items decreasing stockholders’ equity was the net change in the valuation of the available-for-sale securities of $3.4 million, the declaration of $3.0 million in cash dividends and treasury stock purchases of $226 thousand.
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
     The following table shows that, at September 30, 2008, and December 31, 2007, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At September 30, 2008	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$59.4	11.8%	$40.2	8.0%	$50.2	10.0%
Tier 1 capital to risk-weighted assets	$53.8	10.7%	$20.1	4.0%	$30.1	6.0%
Tier 1 capital to adjusted average assets	$53.8	8.2%	$19.6	3.0%	$32.7	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2007	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$56.8	12.0%	$37.8	8.0%	$47.2	10.0%
Tier 1 capital to risk-weighted assets	$52.2	11.0%	$18.9	4.0%	$28.3	6.0%
Tier 1 capital to adjusted average assets	$52.2	8.3%	$18.8	3.0%	$31.4	5.0%
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
Results of Operations — Comparison of the Quarter Ended September 30, 2008 to the Quarter Ended September 30, 2007
     Net income for the quarter ended September 30, 2008 was $1.6 million, compared to $1.4 million for the quarter ended September 30, 2007, an increase of $129 thousand (8.9%). The earnings represent a ROA of 0.96% for the quarter ended September 30, 2008, compared to 0.94% for the quarter ended September 30, 2007. The ROE was 11.75% for the quarter ended September 30, 2008, compared to 11.12% for the quarter ended September 30, 2007.

     Net interest income for the three months ended September 30, 2008 was $5.8 million, an increase of $1.3 million (30.0%), compared to $4.5 million for the quarter ended September 30, 2007. The increase in net interest income has been positively impacted by the loan growth for the current quarter and a decrease in the cost of funds as a result the Federal Reserve’s action in lowering short-term interest rates. The weighted-average yield on interest-earning assets was 5.73% for the three months ended September 30, 2008, compared to 6.24% for the three months ended September 30, 2007. The weighted-average cost of funds for the quarter ended September 30, 2008, was 2.00% compared to 3.23% for the quarter ended September 30, 2007. The impact of the 5.73% return on interest earning assets and the 2.00% cost of funds resulted in an interest rate spread of 3.73% for the current quarter compared to 3.01% for the quarter ended September 30, 2007. During the current quarter, total interest income decreased by $212 thousand (2.4%) while total interest expense decreased by $1.5 million (34.3%). The net interest margin was 3.79% for the three months ended September 30, 2008, compared to 3.10% for the quarter ended September 30, 2007. On a tax equivalent basis, the Bancorp’s net interest margin was 3.94% for the three months ended September 30, 2008, compared to 3.19% for the quarter ended September 30, 2007. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the three months ended September 30, 2008, interest income from loans decreased by $412 thousand (5.4%), compared to the three months ended September 30, 2007. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio. The weighted-average yield on loans outstanding was 5.97% for the current quarter, compared to 6.64% for the three months ended September 30, 2007. Loan balances averaged $486.6 million for the current quarter, an increase of $23.9 million (5.2%) from $462.7 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, interest income on securities and other interest bearing balances increased by $200 thousand (15.4%), compared to the quarter ended September 30, 2007. The increase was due to higher securities balances and an increase in the weighted-average portfolio yield. The weighted-average yield on securities and other interest bearing balances was 4.78%, for the current quarter, compared to 4.60% for the three months ended September 30, 2007. Securities balances averaged $122.0 million for the current quarter, up $11.3 million (10.2%) from $110.7 million for the three months ended September 30, 2007. The increase in security average balances is a result of consistent portfolio growth during 2007. Other interest bearing balances averaged $3.1 million for the current quarter, up $1.3 million (72.2%) from $1.8 million for the three months ended September 30, 2007.
     Interest expense on deposits decreased by $1.5 million (38.5%) during the current quarter compared to the three months ended September 30, 2007. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended September 30, 2008 was 1.84%, compared to 3.08% for the quarter ended September 30, 2007. Total deposit balances averaged $513.0 million for the current quarter, up $14.2 million (2.8%) from $498.8 million for the quarter ended September 30, 2007. Interest expense on borrowed funds decreased by $67 thousand (9.9%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted average paid for borrowing funds. The weighted-average cost of borrowed funds was 2.97% for the current quarter compared to 4.38% for the three months ended September 30, 2007. Borrowed funds averaged $81.6 million during the quarter ended September 30, 2008, a decrease of $20.1 million (32.7%) from $61.5 million for the quarter ended September 30, 2007.
     Noninterest income for the quarter ended September 30, 2008 was $1.13 million, an decrease of $19 thousand (1.7%) from $1.14 million for the quarter ended September 30, 2007. During the current quarter, fees and service charges totaled $782 thousand, an increase of $60 thousand (8.3%) from $722 thousand for the quarter ended September 30, 2007. Fees from Wealth Management operations totaled $201 thousand for the quarter ended September 30, 2008, an increase of $9 thousand (4.7%) from $192 thousand for the quarter ended September 30, 2007. The increase in Wealth Management income is related to consistent asset growth that has occurred during the past twelve months. Income from an increase in the cash value of bank owned life insurance totaled $106 thousand for the quarter ended September 30, 2008, an decrease of $1 thousand (0.9%), compared to $107 thousand for the quarter ended September 30, 2007. Gains from the sale of securities totaled $41 thousand for the current quarter, an decrease of $10 thousand (19.6%) from $51 thousand for the quarter ended September 30, 2007. Current market conditions provided opportunities to recognize gains from the sales of securities, while reinvesting in different sectors with similar yields. Gains from loan sales totaled $24 thousand for the current quarter, a decrease of $30 thousand (55.6%), compared to $54 thousand for the quarter ended September 30, 2007. The decrease in gains from the sale of loans is a result of changing customer preference to adjustable rate loans, which the Bank retains in its portfolio. For the quarter ended September 30, 2008, a loss of $40 thousand on foreclosed real estate was realized, a decrease of $52 thousand (433.3%), compared to a $12 thousand gain for the quarter ended September 30, 2007. This loss was the result of the current slowdown in local real estate markets. During the current quarter, other noninterest income totaled $11 thousand, an increase of $5 thousand (83.3%) from $6 thousand for the quarter ended September 30, 2007.

     Noninterest expense for the quarter ended September 30, 2008 was $4.28 million, an increase of $648 thousand (17.9%) from $3.63 million for the three months ended September 30, 2007. During the current quarter, compensation and benefits totaled $2.24 million, an increase of $348 thousand (18.4%) from $1.90 million for the quarter ended September 30, 2007. The change in compensation and benefits is related to the increase in additional personnel for lending and retail banking activities. Occupancy and equipment totaled $733 thousand for the current quarter, an increase of $123 thousand (20.2%) compared to $610 thousand for the quarter ended September 30, 2007. The increase is related to the operations of a new banking center in Crown Point, Indiana that was opened during December 2007. Data processing expense totaled $213.4 thousand for the three months ended September 30, 2008, a decrease of $500 (0.2%) from $212.9 thousand for the three months ended September 30, 2007. Marketing expense related to banking products totaled $85 thousand for the current quarter, an increase of $14 thousand (19.7%) from $71 thousand for the three months ended September 30, 2007. The additional marketing expense is associated with the Bank’s newly reengineered marketing function. During the current quarter, the change in marketing expense is associated with increased communications of its brand and products offerings, and the implementation of new marketing systems. Other expenses related to banking operations totaled $1.00 million for the quarter ended September 30, 2008, an increase of $163 thousand (19.4%) from $840 thousand for the quarter ended September 30, 2007. The change in other expenses is a result of an increase in third- party professional services, community contributions and operating expenses related to loan and deposit products. The Bancorp’s efficiency ratio was 61.9% for the quarter ended September 30, 2008, compared to 64.8% for the three months ended September 30, 2007. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the three months ended September 30, 2008 totaled $474 thousand, compared to $444 thousand for the three months ended September 30, 2007, a decrease of $30 thousand (6.8%). The combined effective federal and state tax rates for the Bancorp was 23.2% for the three months ended September 30, 2008, compared to 23.5% for the three months ended September 30, 2007. The decrease was attributable to an increased investment in municipal securities and the Bank’s Real Estate Investment Trust.
Results of Operations — Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007
     Net income for the nine months ended September 30, 2008 was $4.7 million, compared to $4.4 million for the nine months ended September 30, 2007, an increase of $314 thousand (7.2%). The earnings represent a ROA of 0.96% for the nine months ended September 30, 2008, compared to 0.95% for the nine months ended September 30, 2007. The ROE was 11.37% for the nine months ended September 30, 2008, compared to 11.23% for the nine months ended September 30, 2007.
     Net interest income for the nine months ended September 30, 2008 was $16.4 million, an increase of $3.1 million (23.2%), compared to $13.3 million for the nine months ended September 30, 2007. The increase in net interest income has been positively impacted by loan growth for the current nine months and a decrease in the cost of funds as a result of the Federal Reserve’s action in lowering short-term interest rates. The weighted-average yield on interest-earning assets was 5.80% for the nine months ended September 30, 2008, compared to 6.22% for the nine months ended September 30, 2007. The weighted-average cost of funds for the nine months ended September 30, 2008, was 2.27% compared to 3.19% for the nine months ended September 30, 2007. The impact of the 5.80% return on interest earning assets and the 2.27% cost of funds resulted in an interest rate spread of 3.53% for the current nine months compared to 3.03% for the nine months ended September 30, 2007. During the current nine months, total interest income decreased by $323 thousand (1.2%) while total interest expense decreased by $3.4 million (25.4%). The net interest margin was 3.60% for the nine months ended September 30, 2008, compared to 3.10% for the nine months ended September 30, 2007. On a tax equivalent basis, the Bancorp’s net interest margin was 3.76% for the nine months ended September 30, 2008, compared to 3.19% for the nine months ended September 30, 2007. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the nine months ended September 30, 2008, interest income from loans decreased by $1.0 million (4.5%), compared to the nine months ended September 30, 2007. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio. The weighted-average yield on loans outstanding was 6.09% for the current nine months, compared to 6.63% for the nine months ended September 30, 2007. Loan balances averaged $483.3 million for the current nine months, an increase of $18.7 million (4.0%) from $464.6 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, interest income on securities and other interest bearing balances increased by $707 thousand (19.7%), compared to the nine months ended September 30, 2007. The increase was due to higher securities balances and an increase in the weighted-average portfolio yield. The weighted-average yield on securities and other interest bearing balances was 4.68%, for the current nine months, compared to 4.46% for the nine months ended September 30, 2007. Securities balances averaged $119.0 million for the current nine months, up $13.4 million (12.7%) from $105.6 million for the nine months ended September 30, 2007. The increase in security average balances is a result of consistent portfolio growth during 2008. Other interest bearing balances averaged $3.4 million for the current nine months, up $1.4 million (70.0%) from $2.0 million for the nine months ended September 30, 2007.
     Interest expense on deposits decreased by $3.0 million (26.9%) during the current nine months compared to the nine months ended September 30, 2007. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the nine months ended September 30, 2008 was 2.14%, compared to 3.05% for the nine months ended September 30, 2007. Total deposit balances averaged $515.2 million for the current nine months, up $21.2 million (4.3%) from $494.0 million for the nine months ended September 30, 2007. Interest expense on borrowed funds decreased by $364 thousand (17.3%) during the current nine months due to a decrease in average daily balances and a decrease in the weighted average rate paid for borrowing funds. The weighted-average cost of borrowed funds was 3.22% for the current nine months compared to 4.29% for the nine months ended September 30, 2007. Borrowed funds averaged $72.0 million during the nine months ended September 30, 2008, a decrease of $6.7 million (10.3%) from $65.3 million for the nine months ended September 30, 2007.
     Noninterest income for the nine months ended September 30, 2008 was $3.51 million, an increase of $230 thousand (7.0%) from $3.28 million for the nine months ended September 30, 2007. During the current nine months, fees and service charges totaled $2.19 million, a increase of $38 thousand (1.8%) from $2.15 million for the nine months ended September 30, 2007. Fees from Wealth Management operations totaled $618 thousand for the nine months ended September 30, 2008, an increase of $88 thousand (16.6%) from $530 thousand for the nine months ended September 30, 2007. The increase in Wealth Management income is related to consistent asset growth that has occurred during the past twelve months. Income from an increase in the cash value of bank owned life insurance totaled $311 thousand for the nine months ended September 30, 2008, an increase of $9 thousand (2.98%), compared to $302 thousand for the nine months ended September 30, 2007. Gains from the sale of securities totaled $187 thousand for the current nine months, an increase of $88 thousand (88.9%) from $99 thousand for the nine months ended September 30, 2007. Current market conditions provided opportunities to recognize gains from the sales of securities, while reinvesting in different sectors with similar yields. Gains from loan sales totaled $94 thousand for the current nine months, a decrease of $78 thousand (45.3%), compared to $172 thousand for the nine months ended September 30, 2007. The decrease in gains from the sale of loans is a result of changing customer preference to adjustable rate loans, which the Bank retains in its portfolio. For the nine months ended September 30, 2008, a $21 thousand loss from the transfer of a loan to foreclosed real estate was realized. There were $6 thousand in losses from the sale of foreclosed real estate for the quarter ended September 30, 2007. During the nine months ended September 30, 2008, other noninterest income totaled $131 thousand, an increase of $112 thousand (589%) from $19 thousand for the nine months ended September 30, 2007. This increase was primarily due to the reversal of impairment on a letter of credit that was taken at December 31, 2007.
     Noninterest expense for the nine months ended September 30, 2008 was $12.49 million, an increase of $1.76 million (16.3%) from $10.74 million for the nine months ended September 30, 2007. During the current nine months, compensation and benefits totaled $6.58 million, an increase of $1.03 million (18.5%) from $5.55 million for the nine months ended September 30, 2007. The change in compensation and benefits is related to the increase in additional personnel for lending and retail banking activities. Occupancy and equipment totaled $2.15 million for the current nine months, an increase of $268 thousand (14.3%) compared to $1.88 million for the nine months ended September 30, 2007. The increase is related to the operations of a new banking center in Crown Point, Indiana that was opened during December 2007. Data processing expense totaled $641 thousand for the nine months ended September 30, 2008, a decrease of $17 thousand (2.6%) from $658 thousand for the nine months ended September 30, 2007. Marketing expense related to banking products totaled $304 thousand for the current nine months, an increase of $114 thousand (60.0%) from $190 thousand for the nine months ended September 30, 2007. The additional marketing expense is associated with the Bank’s newly reengineered marketing function. During the current nine months, the change in marketing expense is associated with increased communications of its brand and products offerings, and the implementation of new marketing systems. Other expenses related to banking operations totaled $2.82 million for the nine months ended September 30, 2008, an increase of $364 thousand (14.8%) from $2.46 million for the nine months ended September 30, 2007. The change in other expenses is a result of an increase in third- party professional services, community contributions and operating expenses related to loan and deposit products. The Bancorp’s efficiency ratio was 62.8% for the nine months ended September 30, 2008, compared to 64.8% for the nine months ended September 30, 2007.

     Income tax expenses for the nine months ended September 30, 2008 totaled $1.2 million, compared to $1.4 million for the nine months ended September 30, 2007, a decrease of $213 thousand (15.3%). The combined effective federal and state tax rates for the Bancorp was 20.2% for the nine months ended September 30, 2008, compared to 24.2% for the nine months ended September 30, 2007. The decrease in the effective tax rate for the nine months is a result of the reversal of an $84 thousand tax liability, which had been established for municipal securities held in the Bank’s investment subsidiary. During the current nine months, management received tax information that indicated the established reserve was no longer required.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Not Applicable.
Item 4T. Controls and Procedures
          (a) Evaluation of Disclosure Controls and Procedures.
          The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a — 15(e) and 15d — 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2008, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          (b) Changes in Internal Control Over Financial Reporting.
          There was no change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

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

NORTHWEST INDIANA BANCORP
Date: October 23, 2008	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: October 23, 2008	/s/ Robert T. Lowry
Robert T. Lowry
Senior Vice President, Chief Financial Officer and Treasurer