Form 10-K
period 2008-12-31
NORTHWEST INDIANA BANCORP
filed 2009-03-11
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2008, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $56,961,428.
There were 2,809,285 shares of the registrant’s Common Stock, without par value, outstanding at February 23, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:
     1. 2008 Annual Report to Shareholders. (Part II)
     2. Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders. (Part III)

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
Recent Developments
     The Current Economic Environment. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent months, the volatility and disruption has reached unprecedented levels. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

     Our loan portfolio includes residential mortgage loans, construction loans, and commercial real estate loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, the national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies; problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
     Impact of Recent and Future Legislation. Congress and the U.S. Department of the Treasury (“Treasury”) have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. See “Regulation and Supervisions — Recent Legislative Developments.” It is not clear at this time what impact the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program, the American Recovery and Reinvestment Act of 2009, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us, or whether (or to what extent) we will be able to benefit from such programs. In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. For example, the Bancorp could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bancorp’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bancorp could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
     Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•	Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation and reduced the ratio of reserves to insured deposits.
     In addition, the Federal Reserve Bank has been injecting vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bancorp or reducing the availability of funds to the Bancorp to finance its existing operations.
     Concentrations of Real Estate Loans Could Subject the Bancorp to Increased Risks in the Event of a Protracted Real Estate Recession. A significant portion of the Bancorp’s loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A further weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Forward-Looking Statements
     Statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to a number of factors, including those set forth above in “Recent Developments” and below in “Regulation and Supervision — Federal Home Loan Bank System” and “— Federal Deposit Insurance” of this Form 10-K.
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
     Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2008, under the 15% of capital and surplus limitation was approximately $8,582,000. At December 31, 2008, the Bank had no loans that exceeded the regulatory limitations.
     At December 31, 2008, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

     Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2008	2007	2006	2005	2004
Type of loan:
Conventional real estate loans:
Construction and development loans	$54,975	$46,289	$48,688	$47,957	$38,619
Loans on existing properties (1)	368,476	361,154	361,011	347,542	331,378
Consumer loans	1,966	2,399	3,012	3,983	4,685
Commercial business	49,309	46,953	46,751	50,069	47,270
Government and other (2)	14,783	11,664	12,254	19,492	11,838

Loans receivable (3)	$489,509	$468,459	$471,716	$469,043	$433,790

Type of collateral:
Real estate:
1-to-4 family	$225,936	$229,012	$232,271	$228,475	$226,695
Other dwelling units, land and commercial real estate	197,514	178,431	177,427	167,023	143,302
Consumer loans	1,879	2,290	2,904	3,966	4,559
Commercial business	47,523	45,441	45,671	49,044	44,923
Government	14,688	11,551	12,254	19,492	11,838

Loans receivable (4)	$487,540	$466,725	$470,527	$468,000	$431,317

Average loans outstanding during the period (3)	$484,854	$472,212	$443,523	$415,098	$394,955

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.

(2)	Includes overdrafts to deposit accounts.

(3)	Net of unearned income and deferred loan fees.

(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.

     Loan Originations, Purchases and Sales. Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown. The amounts are stated in thousands (000’s).

	2008	2007	2006
Loans originated:
Conventional real estate loans:

Construction and development loans	$1,960	$4,982	$11,212
Loans on existing property	41,847	43,371	46,713
Loans refinanced	9,620	11,382	9,853

Total conventional real estate loans originated	53,427	59,735	67,778
Commercial business loans	152,577	155,649	123,829
Consumer loans	1,199	1,821	3,197

Total loans originated	$207,203	$217,205	$194,804

Loan participations purchased	$957	$12,465	$12,354

Whole loans and participations sold	$10,463	$12,246	$9,142

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousand’s (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$82,668	$42,926	$297,857	$423,451
Consumer loans	537	1,383	46	1,966
Commercial business, other loans	28,650	26,353	9,089	64,092

Total loans receivable	$111,856	$70,662	$306,992	$489,509

     The table below sets forth the dollar amount of all loans due after one year from December 31, 2008 which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate loans	$119,949	$220,832	$340,781
Consumer loans	1,429	—	1,429
Commercial business, other loans	30,298	5,145	35,443

Total	$151,676	$225,977	$377,653

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
     Designated officers have authorities, established by the Board of Directors, to approve loans. Loans up to $2,000,000 are approved by the loan officers loan committee. Loans from $2,000,000 to $3,000,000 are approved by the senior officers loan committee. All loans in excess of $3,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee. (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) The maximum in-house legal lending limit as set by the Board of Directors is $7,000,000.00. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board action. Peoples Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.
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
The Current Lending Programs
     Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 100% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80%

or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 95% of value. During 2008, over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.
     Fixed-rate loans currently originated generally conform to Freddie Mac guidelines for loans purchased under the one-to-four family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Generally, fixed rate mortgage loans with contractual maturities generally exceeding fifteen years may be sold and/or classified as held for sale to control exposure to interest rate risk.
     The 15-year mortgage loan program has gained wide acceptance in the Bancorp’s primary market area. As a result of the shortened maturity of these loans, this product has been priced below the comparable 20 and 30 year loan offerings. Mortgage applicants for 15 year loans tend to have a larger than normal down payment; this, coupled with the larger principal and interest payment amount, has caused the 15 year mortgage loan portfolio to consist, to a significant extent, of second time home buyers whose underwriting qualifications tend to be above average.
     The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five or seven year period. ARM originations totaled $21.9 million for 2008 and $20.5 million for 2007. During 2008, ARMs represented 63.1% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans, and terms offered by competitors.
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

	2008	2007	2006	2005	2004
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$2,316	$1,383	$1,128	$784	$574
Commercial	7,902	6,065	1,467	62	136
Commercial business	712	328	301	266	266
Consumer	7	—	—	1	7

Total	$10,937	$7,776	$2,896	$1,113	$983

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$1,198	$819	$156	$53	$61
Commercial	278	—	—	815	5
Commercial business	—	—	—	130	—
Consumer	—	23	26	—	—

Total	$1,476	$842	$182	$998	$66

Total of non-accrual and 90 days past due	$12,413	$8,618	$3,078	$2,111	$1,049

Ratio of non-performing loans to total assets	1.87%	1.37%	0.50%	0.34%	0.19%
Ratio of non-performing loans to total loans	2.54%	1.84%	0.65%	0.45%	0.24%
Foreclosed real estate	$527	$136	$323	$260	$280

Ratio of foreclosed real estate to total assets	0.08%	0.02%	0.05%	0.04%	0.05%
     During 2008, gross interest income of $1,169,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $83,000.
     Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements. Loans internally classified as substandard totaled $11.4 million at December 31, 2008, compared to $10.9 million at December 31, 2007. Loans internally classified as doubtful totaled $2.0 million at December 31, 2008, compared to $0.0 at December 31, 2007. The increase in doubtful loan balances was related to two commercial real estate participation loans. No loans were classified as loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $22.7 million at December 31, 2008, compared to $10.8 million at December 31, 2007. The increase in watch loans is primarily related to a construction development participation loan in the amount of $4.2 million and two commercial real estate participation loans in the amount of $5.7 million.
     A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2008, impaired loans totaled $8.6 million, compared to $6.0 million at December 31, 2007. The December 31, 2008, impaired loan balances consist of eighteen loans to ten commercial borrowers that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. The December 31, 2008 ALL contained $1.7 million in specific allowances for collateral deficiencies, compared to $824 thousand in specific allowances at December 31, 2007. During the fourth quarter of 2008, four additional commercial real estate loans and one commercial business loan totaling $2.2 million were classified as impaired. Management’s current estimate indicates that specific allowances of $295 thousand are required for these loans. In addition, during the current quarter one commercial business loan in the amount of $191 thousand was repaid and removed from impaired status. The December 31, 2008, impaired loan balances were also included in the previously discussed non-performing and substandard loan balances. There were no other loans considered to be impaired loans for the quarter ended, December 31, 2008.
     At December 31, 2008, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at December 31, 2008, no other interest bearing assets were required to be disclosed as non-accrual, past due or restructured. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded. The Bancorp has a $1.1 million participation in a $6.4 million letter of credit, which acts as payment support to bondholders. Cash flows from the security collateralizing the letter of credit have been negatively impacted as the property is vacant. Our portion of the letter of credit is also secured by a cash collateral account and a collateralized guarantee in the amount of $1.0 million. During July 2008, a new forbearance agreement was executed, which expired on December 31, 2008. Currently, the letter of credit participants are reviewing the credit worthiness of a prospective tenant. Management will continue to monitor the letter of credit and bond repayments.

     For the twelve months ended December 31, 2008, $2.4 million in additions to the ALL account were required, compared to $552 thousand for the twelve months ended December 31, 2007. The increase in the 2008 ALL provisions was related to the need for additional specific allowances for the collateral deficiency associated with the previously mentioned impaired loans, and an increase in non-performing and classified loans. Charge-offs, net of recoveries, totaled $1.1 million for the twelve months ended December 31, 2008, compared to $238 thousand for the twelve months ended December 31, 2007. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan loss for the current period, management has given consideration to increased risks associated within the local economy, changes in loan balances and mix, and asset quality.
     The ALL to total loans was 1.19% at December 31, 2008, compared to 0.98% at December 31, 2007. The ALL to non-performing loans (coverage ratio) was 47.0% at December 31, 2008, compared to 53.2% at December 31, 2007. The December 31, 2008 balance in the ALL account of $5.8 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans during the periods presented. The amounts are stated in thousands (000’s).

	2008	2007	2006	2005	2004
Balance at beginning of period	$4,581	$4,267	$4,181	$3,892	$3,787
Loans charged-off:
Real estate — residential	(27)	—	—	(37)	(14)
Commercial real estate	(1,090)	—	—	—	—
Commercial business	(1)	—	—	—	(297)
Consumer	(109)	(268)	(7)	—	(30)

Total charge-offs	(1,227)	(268)	(7)	(37)	(341)
Recoveries:
Residential real estate	2	3	20	18	41
Commercial real estate	7	—	33	—	—
Commercial business	—	24	21	60	14
Consumer	79	3	4	3	6

Total recoveries	88	30	78	81	61

Net (charge-offs) / recoveries	(1,139)	(238)	71	44	(280)
Provision for loan losses	2,388	552	15	245	385

Balance at end of period	$5,830	$4,581	$4,267	$4,181	$3,892

ALL to loans outstanding	1.19%	0.98%	0.90%	0.89%	0.90%
ALL to nonperforming loans	46.97%	53.16%	138.60%	198.10%	371.00%
Net charge-offs / recoveries to average loans out — standing during the period	-0.24%	-0.05%	0.02%	0.01%	0.07%
     The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2008		2007		2006		2005		2004
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	394	46.2	808	47.8	761	60.0	644	55.1	550	57.2
Commercial and other dwelling	3,934	40.3	2,353	39.2	1,472	26.9	1,089	24.0	950	24.0
Consumer loans	69	0.4	53	0.5	87	0.6	99	6.1	150	5.2
Commercial business and other	1,433	13.1	1,367	12.5	1,947	12.5	2,349	14.8	2,242	13.6

Total	5,830	100.0	4,581	100.0	4,267	100.0	4,181	100.0	3,892	100.0

Investment Activities
     The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading. At December 31, 2008, AFS securities totaled $108.2 million or 85.4% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2008, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by SFAS No. 133. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2008, the Bancorp’s investment portfolio totaled $126.7 million. In addition, the Bancorp had $1.3 million federal funds sold, and $3.7 million in FHLB stock.

     The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2008	2007	2006
U.S. government agencies:
Available-for-sale	5,621	26,220	40,504
Mortgage-backed securities (1):
Available-for-sale	32,745	24,381	15,955
Held-to-maturity	388	461	538
Collateralized Mortgage Obligations (1):
Available-for-sale	36,476	27,532	22,347
Municipal Securities:
Available-for-sale	26,679	14,104	4,959
Held-to-maturity	18,127	17,897	14,709
Corporate Securities:
Available-for-sale	4,813	—	—
Trust Preferred Securities:
Available-for-sale	1,873	4,049	—

Totals	$126,722	$114,644	$99,012

(1)	Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.
     The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, mortgage-backed securities and collateralized mortgage obligations at December 31, 2008, are summarized as follows. The carrying values are stated in thousands (000’s).

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government Securities:
AFS	—	0.00%	—	0.00%	—	0.00%	—	0.00%
U.S. government Agencies:
AFS	—	0.00%	2,524	4.59%	3,097	5.37%	—	0.00%
HTM	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Municipal Securities:
AFS	—	0.00%	1,091	4.43%	6,012	4.16%	19,576	4.27%
HTM	—	0.00%	—	0.00%	8,860	4.00%	9,267	4.00%
Mortgage-backed Securities:
AFS	—	0.00%	2,665	4.09%	9,295	4.98%	20,785	5.48%
HTM	—	0.00%	—	0.00%	—	0.00%	388	5.66%
Collateralized Mortgage Obligations:
AFS	—	0.00%	—	0.00%	1,746	4.32%	34,730	6.24%
Corporate Securities:
AFS	—	0.00%	4,813	4.95%	—	0.00%	—	0.00%
Trust Preferred Securities:
AFS	—	0.00%	—	0.00%	—	0.00%	1,873	3.44%

Totals	$—	0.00%	$11,093	4.61%	$29,010	4.51%	$86,619	5.31%

Sources of Funds
     General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as, a line-of-credit and advances from the FHLB for borrowings. At December 31, 2008, the Bancorp had $25.8 million in repurchase agreements. Other borrowings totaled $49.0 million, of which $48.0 million represents FHLB advances.
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

	2008		2007		2006
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Demand deposits	$43,753	—	$50,913	—	$45,862	—
NOW accounts	92,198	0.89	59,113	1.26	56,412	1.06
MMDA accounts	113,266	1.94	110,943	3.54	133,558	3.06
Savings accounts	52,830	0.40	54,210	0.40	58,586	0.43
Certificates of deposit	215,327	3.44	219,052	4.59	213,419	3.99

Total deposits	$517,374	2.06	$494,231	3.02	$507,837	2.65

     Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2008 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$37,817
Over 3 months through 6 months	26,419
Over 6 months through 12 months	29,071
Over 12 months	6,243

Total	$99,550

     Borrowings. Borrowed money is used on a short-term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through repurchase agreements, as well as, through a line of credit and advances from the FHLB. Repurchase agreements generally mature within one year and are generally secured by U.S. government securities or U.S. agency securities, under the Bancorp’s control. FHLB advances with maturities ranging from one year to five years are used to fund securities and loans of comparable duration, as well as to reduce the impact that movements in short-term interest rates have on the Bancorp’s overall cost of funds. Fixed rate advances are payable at maturity, with a prepayment penalty. Putable advances are fixed for a period of one to five years and then may adjust annually to the three-month London Interbank Offered Rate (LIBOR) until maturity. Once the putable advance interest rate adjusts, the Bancorp has the option to prepay the advance on specified annual interest rate reset dates without prepayment penalty.
     The following table sets forth certain information regarding repurchase agreements by the Bancorp at the end of and during the periods indicated. The amounts are stated in thousands (000’s).

	At December 31,
	2008	2007	2006
Repurchase agreements:	$25,773	$14,186	$14,717
Fixed rate advances from the FHLB	41,000	31,000	30,000
Putable advances from the FHLB	5,000	2,000	2,000
Variable advances from the FHLB	—	26,000	—
FHLB line-of-credit	2,044	2,846	3,089
Limited partnership obligation	—	—	60
Overdrawn due from & Treasury Tax & Loan	978	898	1,635

Total borrowings	$74,795	$76,930	$51,501

	At December 31,
	2008	2007	2006
Repurchase agreements:
Balance	$25,773	$14,186	$14,717
Securities underlying the agreements:
Ending carrying amount	37,414	21,421	20,329
Ending fair value	37,414	21,421	20,329
Weighted average rate paid (1)	1.46%	3.71%	4.20%

	For year ended December 31,
	2008	2007	2006
Highest month-end balance	$25,773	$15,746	$21,715
Approximate average outstanding balance	16,301	14,581	14,186
Approximate weighted average rate paid on securities sold under agreements to repurchase (2)	2.65%	3.79%	3.42%

(1)	The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2)	The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Trust Powers
     The activities of the Bancorp’s Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2008, the market value of the Wealth Management Group’s assets totaled $192.4 million, a decrease of $17.2 million, compared to December 31, 2007.
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
     The following table presents the weighted average yields on loans and investment securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2008.

Weighted average yield:
Securities	4.68
Loans receivable	5.66
Federal Home Loan Bank stock	4.75
Total interest-earning assets	5.46

Weighted average cost:
Deposit accounts	1.71
Borrowed funds	3.19
Total interest-bearing liabilities	1.83

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.63

Financial Ratios and the Analysis of Changes in Net Interest Income.
     The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2008	2007	2006
Return on average assets	0.91%	0.91%	1.04%
Return on average equity	10.96	10.78	13.42
Average equity-to-average assets ratio	8.32	8.41	7.76
Dividend payout ratio	68.2	71.85	60.41

	At December 31,
	2008	2007	2006
Total stockholders’ equity to total assets	7.94%	8.39%	8.08%

     The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000’s).

	Year ended December 31, 2008			Year ended December 31, 2007			Year ended December 31, 2006
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:								370

Interest bearing balances in financial institutions	$802	$10	1.25%	$229	$14	6.11%	$8,080	$401	4.97%
Federal funds sold	2,448	55	2.25	1,891	97	5.12	1,965	95	4.85
Securities	120,782	5,833	4.83	107,845	4,862	4.51	98,759	4,057	4.11

Total investments	124,032	5,898	4.76	109,966	4,973	4.52	108,804	4,553	4.19

Loans:*
Real estate mortgage loans	417,819	25,274	6.05	410,795	26,637	6.48	405,062	25,819	6.37
Commercial business loans	64,912	3,843	5.92	52,840	3,963	7.50	63,457	4,356	6.86
Consumer loans	2,123	152	7.16	2,718	195	7.17	3,692	250	6.78

Total loans	484,854	29,269	6.04	466,353	30,795	6.60	472,211	30,425	6.44

Total interest-earning assets	608,886	35,167	5.78	576,319	35,767	6.21	581,015	34,978	6.02

Allowance for loan losses	(5,160)			(4,203)			(4,227)
Cash and due from banks	9,393			11,600			13,491
Premises and equipment	17,542			14,757			14,490
Other assets	19,735			17,999			16,927

Total assets	$650,396			$616,473			$621,696

Liabilities:

Demand deposit	$43,754	—	0.00%	$50,913	—	0.00%	$45,862	—	0.00%
NOW accounts	92,198	824	0.89	59,113	742	1.26	56,412	599	1.06
Money market demand accounts	113,266	2,200	1.94	110,943	3,924	3.54	133,558	4,091	3.06
Savings accounts	52,829	209	0.40	54,210	217	0.40	58,586	249	0.43
Certificates of deposit	215,327	7,414	3.44	219,052	10,059	4.59	213,419	8,520	3.99

Total interest-bearing deposits	517,374	10,647	2.06	494,231	14,943	3.02	507,837	13,459	2.65
Borrowed funds	74,266	2,286	3.08	68,002	2,938	4.32	60,224	2,278	3.78

Total interest-bearing liabilities	591,640	12,933	2.19	562,233	17,882	3.18	568,061	15,737	2.77

Other liabilities	4,663			2,374			5,381

Total liabilities	596,303			564,607			573,442

Stockholders’ equity	54,093			51,865			48,254

Total liabilities and stockholders’ equity	$650,396			$616,473			$621,696

Net interest income		$22,234			$17,886			$19,241

Net interest spread			3.59%			3.03%			3.25%
Net interest margin**			3.65%			3.10%			3.31%

*	Non-accruing loans have been included in the average balances.

**	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2008	vs.	2007	2007	vs.	2006
	Increase / (Decrease)			Increase / (Decrease)
	Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$1,189	$(2,715)	$(1,526)	$(380)	$750	$370
Securities	609	362	971	391	414	805
Other interest-earning assets	42	(87)	(45)	(413)	28	(385)

Total interest-earning assets	1,840	(2,440)	(600)	(402)	1,192	790

Interest Expense:
Deposits	672	(4,968)	(4,296)	(369)	1,854	1,485

Borrowed Funds	252	(904)	(652)	314	346	660

Total interest-bearing liabilities	924	(5,872)	(4,948)	(55)	2,200	2,145

Net change in net interest income/(expense)	$916	$3,432	$4,348	$(347)	$(1,008)	$(1,355)

Bank Subsidiary Activities
     Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2008, the Bank had an investment balance of $93 thousand in Peoples Service Corporation.
     NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2008, the Bank had an investment balance of $216.1 million in NWIN, LLC. The investment balance represents a decrease of $18.2 million, as a result of return of capital to the Bank during 2008.
     NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2008, the REIT held assets of $84.6 million in real estate loans.
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
Personnel
     As of December 31, 2008, the Bank had 163 full-time and 36 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under Item 4.5 “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.
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
     The following table shows that, at December 31, 2008, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2008, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2008, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets	$59.9	12.0%	$39.9	8.0%	$50.0	10.0%

Tier 1 capital to risk weighted assets	$54.1	10.8%	$20.0	4.0%	$29.9	6.0%

Tier 1 capital to adjusted average assets	$54.1	8.2%	$19.9	3.0%	$33.1	5.0%
     Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.
     Dividend Limitations. The Bancorp is a legal entity separate and distinct from the Bank. The primary source of the Bancorp’s cash flow, including cash flow to pay dividends on the Bancorp’s Common Stock, is the payment of dividends to the Bancorp by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that may be declared by the Bank in 2009, without prior regulatory approval, approximates $3,650,000 plus current 2008 net profits. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition.

     Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings associations and safeguards the safety and soundness of the banking and savings industries. Due to the recent difficult economic conditions, deposit insurance per depositor has been raised to $250,000 for all types of accounts until January 1, 2010. The FDIC administers the DIF, which generally insures commercial bank, savings association and state savings bank deposits. The DIF was created as a result of the merger of the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Bank is a member of the DIF and its deposit accounts are insured by the FDIC up to prescribed limits.
     The FDIC is authorized to establish annual deposit insurance assessment rates for members of the DIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of the insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on DIF members. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank, and management cannot predict what insurance assessment rates will be in the future.
     Pursuant to the final regulations adopted under the Reform Act, the FDIC’s deposit insurance premiums are now assessed through a risk-based system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums based upon their level of capital and risk profile. An institution’s assessment rate depends upon the category to which it is assigned. The Bank paid deposit insurance assessments of $175 thousand during the year ended December 31, 2008. For 2008, the deposit insurance assessment rate before applying one time credits was approximately 0.062% of insured deposits. Due to losses incurred by the DIF in 2008 from failed institutions and anticipated future losses, the FDIC has adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has proposed further refinements to its risk-based assessment that would be effective April 1, 2009 and would effectively make the range between eight to 77.5 basis points. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can exceed three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.
     The FDIC is authorized to set the reserve ratio for the DIF at between 1.15% and 1.5% of estimated insured deposits. The designated reserve ratio is currently 1.25% and as a result of the deterioration in banking and economic conditions and recent failures of banks, the reserve ratio was 1.01% as of June 30, 2008, which was 18 basis points below the reserve ratio as of March 31, 2008. The FDIC expects a higher ratio of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio. On February 27, 2009, the FDIC announced the imposition of a special assessment and changes to assessment rates and to the risk-based assessment system that will take effect beginning April 1, 2009. The FDIC adopted an interim rule that imposes a special assessment of 20 basis points as of June 30, 2009, which is to be collected on September 30, 2009. The FDIC’s interim rule also provides for the imposition of additional special assessments of up to 10 basis points if necessary. Under the new assessment system, banks in the best risk category will pay from 12 cents to 16 cents per $100 of insured deposits on an annual basis. On March 5, 2009, FDIC Chairman Sheila Bair announced that if Congress adopts legislation expanding the FDIC’s line of credit with the Treasury from $30 billion to $100 billion, the FDIC might have the flexibility to reduce the special emergency assessment, possibly from 20 to 10 basis points. Assuming the legislation passes and the FDIC reduces the special assessment to 10 basis points, we anticipate that the special assessment for the Bank would total approximately $538 thousand based on current deposit levels.
     Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.
     In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. The Bank paid interest payment assessments of $58 thousand during the year ended December 31, 2008. The interest payment assessment rate for 2008 was approximately 0.011% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.
     Due to the anticipated continued failures of unaffiliated FDIC-insured depository institutions and the increased premiums noted above, we anticipate that our FDIC deposit insurance premiums will be higher in 2009 than in 2008 and could increase significantly in the future, which would adversely impact our future earnings.
     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2008, the Bank was in compliance with this requirement.
     At December 31, 2008, the Bancorp owned $3.65 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of approximately $56 million from the FHLBI. The FHLBI stock entitles us to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $182 thousand in 2008. Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage-backed securities held by the FHLBI (which lowered its regulatory capital levels), the FHLBI temporarily suspended dividends during the 1st quarter of 2009. When the dividends were finally paid, they were reduced by 75 basis points from the dividend rate paid for the previous quarter. Continued and additional financial difficulties at the FHLBI could further reduce or eliminate the dividends we receive from the FHLBI.

     At December 31, 2008, the Bancorp’s excess borrowing capacity from the FHLBI was $82 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI. Continued and additional financial difficulties at the FHLBI could reduce or eliminate our additional borrowing capacity with the FHLBI which could force us to borrow money from other sources. Such other monies may not be available when we need them or, more likely, will be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow.
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
     The Securities and Exchange Commission has adopted final rules implementing Section 404 of the Sarbanes-Oxley Act. In each Form 10-K it files, the Bancorp will be required to include a report of management on the Bancorp’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of the Bancorp, identify the framework used by management to evaluate the effectiveness of the Bancorp’s internal control over financial reporting and provide management’s assessment of the effectiveness of the Bancorp’s internal control over financial reporting. In addition, beginning with the Bancorp’s 10-K for the fiscal year ended December 31, 2009, the internal control report must state that the Bancorp’s independent accounting firm has issued an attestation report on management’s assessment of the Bancorp’s internal control over financial reporting. Significant efforts were required to comply with Section 404 in 2008 and the Bancorp anticipates additional efforts will be required in future years. In addition, the Securities and Exchange Commission in 2006 adopted significant changes to its proxy statement disclosure rules relating to executive compensation. Among other things, several tables, more detailed narrative disclosures and a new compensation discussion and analysis section are required in proxy statements. These changes have required and will require a significant commitment of managerial resources and will result in increased costs to the Bancorp, which would adversely affect results of operations, or cause fluctuations in results of operations, in the future.
     In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law creating the Troubled Asset Relief Program (“TARP”). Pursuant to the EESA, the U.S. Department of the Treasury (the “Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
     On October 14, 2008, the Treasury also announced it would offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the TARP Capital Purchase Program (the “CPP”). The CPP allows financial institutions to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets. After a careful review of the terms of participation in the CPP, along with consideration of the capital requirements applicable to the Bancorp and the Bank, both of which have remained above the “well-capitalized” regulatory guidelines, the Bancorp’s board of directors decided it was not in the best interests of the Bancorp and its shareholders to participate in the CPP.
     On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which contains a comprehensive set of government spending initiatives and tax incentives aimed at stimulating the U.S. economy. The ARRA also amends, among other things, the TARP program legislation by directing the Treasury to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions participating in the TARP, which regulations do not apply to the Bancorp.
     The EESA and ARRA followed, and have been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including two 50 basis point decreases in October of 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. It is not clear at this time what impact the EESA, ARRA, CPP, TARP, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Bancorp and its business.

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
     For federal income tax purposes, the Bank reports its income and expenses on the accrual method of accounting. The Bancorp and the Bank file a consolidated federal income tax return for each fiscal year ending December 31. During 2008, the Bank’s 2006 federal income tax return was subject to an examination by the Internal Revenue Service. No improper tax positions were identified during the examination. In the last five years, the Bank’s federal income returns have not been subject to any other examination by a taxing authority.

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
     During 2007, the Bank’s state income tax returns were subject to an examination by the Indiana Department of Revenue. No improper tax positions were identified during the examination. In the last five years, the Bank’s state income returns have not been subject to any other examination by a taxing authority.
Accounting for Income Taxes
     At December 31, 2008, the Bancorp’s consolidated total deferred tax assets were $4.3 million and the consolidated total deferred tax liabilities were $1.4 million, resulting in a consolidated net deferred tax asset of $2.7 million. Management believes it is probable that the benefit of the deferred tax asset will be realized after considering the historical and anticipated future levels of pretax earnings.
Item 1A. Risk Factors
     Not applicable.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s ten banking locations. The Bancorp owns all of its office properties.
     The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2008. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	Facility	Net book	Square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue Munster, IN 46321-3517	1985	$1,087,016	11,640	$3,107,222
141 W. Lincoln Highway Schererville, IN 46375-1851	1990	902,805	9,444	2,659,394
7120 Indianapolis Blvd. Hammond, IN 46324-2221	1978	194,956	2,600	920,660
1300 Sheffield Dyer, IN 46311-1548	1976	187,941	2,100	874,653
7915 Taft Merrillville, IN 46410-5242	1968	95,992	2,750	638,526
8600 Broadway Merrillville, IN 46410-7034	1996	1,322,068	4,400	2,556,839
4901 Indianapolis Blvd. East Chicago, IN 46312-3604	1995	866,809	4,300	1,540,913
1501 Lake Park Avenue Hobart, IN 46342-6637	2000	1,778,370	6,992	2,627,469
9204 Columbia Avenue Corporate Center Building Munster, IN 46321-3517	2003	6,173,322	36,685	9,630,109
855 Stillwater Parkway Crown Point, IN 46307-5361	2007	2,227,489	3,945	2,428,803
1801 W. 25th Avenue Gary, IN 46404	2008	1,858,969	2,790	1,897,801
     At December 31, 2008, the Bank had investments totaling $2.4 million in three locations, which have been acquired for future development. The Bank outsources its core processing activities to Metavante Corporation located in Brown Deer, Wisconsin. Metavante provides real time services for loans, deposits, retail delivery systems, card solutions, and electronic banking. Additionally, the Bank utilizes Accutech in Muncie, Indiana for its Wealth Management operations.
     The net book value of the Bank’s property, premises and equipment totaled $19.1 million at December 31, 2008.
Item 3. Legal Proceedings
     The Bancorp is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Item 4.5 Executive Officers of the Bancorp
     Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders:
     The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2008	Position

David A. Bochnowski	63	Chairman and Chief Executive Officer
Joel Gorelick	61	President and Chief Administrative Officer
Jon E. DeGuilio	53	Executive Vice President and Secretary
Robert T. Lowry	47	Senior Vice President, Chief Financial Officer and Treasurer
     The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:
     David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank, and is accountable to the Board of Directors, customers, shareholders, employees and stakeholders for the operation of the company. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), now known as the new American Bankers Association (ABA) a national bank trade association where he serves on the Government Affairs Committee, Corporate Governance Committee, and Task Force on Financial Services Regulatory Reform. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Healthcare System, a former chairman and current board member of the Legacy Foundation of Lake County, a Director of the Quality of Life Council, a trustee of the Purdue Technology Center Northwest Indiana, and Vice-Chairman of the Peace and Justice Foundation of Lake County, Indiana. He is a former Chairman of the Indiana Department of Financial Institutions; former chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association; former director of the Federal Home Loan Bank of Indianapolis; and, a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds a Juris Doctorate degree from Georgetown University and a Masters Degree from Howard University. He served as an officer in the United States Army and is a Vietnam veteran.
     Joel Gorelick is President and Chief Administrative Officer of the Bancorp and the Bank. Mr. Gorelick has responsibility for coordinating the daily activities of retail banking, consumer and commercial lending, private banking, and wealth management activities. Mr. Gorelick has been with the Bank since 1983. He became a director in 2000. Mr. Gorelick is involved in many community service organizations and has served in positions such as president of the Northwest Indiana Boys & Girls Club, president of the Merrillville, IN, Rotary Club, chairman of the board of the Northwest Indiana Regional Development Corporation, president of the

Lake Central High School Athletics Booster Club. Mr. Gorelick is an instructor for the Indiana Banker’s Commercial Lending School. Mr. Gorelick received recognition as the Small Business Advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program and was named the 2000 board member of the year by the National Association For Development Companies. The Indiana District Office of the U. S. Small Business Administration named Mr. Gorelick the year 2000 Financial Services Advocate. Mr. Gorelick has been appointed as a board member for the United States Selective Service System and currently serves as board member of the Lake County Economic Development Corporation, N.W. Indiana Regional Development Corporation and N.W. Indiana Boys & Girls Club. He holds a Masters of Science in Business Administration from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.
     Jon E. DeGuilio is Executive Vice President and Secretary for the Bancorp and Executive Vice President, Stakeholders Services Group and General Counsel, Corporate Secretary, for the Bank. Mr. DeGuilio assumed his current responsibilities with the Bank and Bancorp during 2001. He joined the Bank in December of 1999 as Senior Vice President and Trust Officer. He holds a Juris Doctorate degree from the Valparaiso University School of Law and a Bachelor of Arts degree from the University of Notre Dame. Prior to his employment with the Bancorp, Mr. DeGuilio was a partner with the law firm of Barnes and Thornburg and served as the United States Attorney for the Northern District of Indiana from November of 1993 until June of 1999. Mr. DeGuilio is actively involved in community service, serving on the boards of the “Friends of the Lake County CASA”, the Lake County Drug Free Alliance, Our Lady of Grace School Board, the Carnegie Performing Arts Association Board and the Juvenile Diabetes Research Foundation Advisory Board.
     Robert T. Lowry is Senior Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, and financial reporting activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s assistant controller, internal auditor and controller. Mr. Lowry is a Certified Public Accountant (CPA). Mr. Lowry holds a Masters of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry is an instructor for the American Bankers Association online banking courses. Mr. Lowry is a member of the Indiana CPA Society and Financial Managers Society. Mr. Lowry is actively involved in the Crown Point, IN. youth sports programs, and is involved in the Crown Point Chamber of Commerce.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information contained under the caption “Market Information” in the 2008 Annual Report to Shareholders is incorporated herein by reference. Also see Item 12 of this Annual Report on Form 10-K.
Item 6. Selected Financial Data
     The information contained in the table captioned “Selected Consolidated Financial Data” in the 2008 Annual Report to Shareholders is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Annual Report to Shareholders is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.
Item 8. Financial Statements
     The financial statements contained in the 2008 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There are no items reportable under this item.
Item 9A(T). Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures.
          NorthWest Indiana Bancorp (the “Bancorp”) conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Bancorp in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United

States of America and include amounts based on management’s best estimates and judgments.
          The Risk Management Committee of the Board of Directors meets regularly with the independent registered public accounting firm, Crowe Horwath LLP, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Risk Management Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Risk Management Committee.
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
     With the participation of the Bancorp’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Bancorp’s system of internal control over financial reporting was effective as of December 31, 2008.
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
     There were no changes in the Bancorp’s internal control over financial reporting in the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.
Item 9B. Other Information
     There are no items reportable under this item.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information contained under the sections captioned “Election of Directors” and “Meetings of the Board of Directors,” “Board Committees,” “Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned “Executive Officers of the Bancorp” at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
Item 11. Executive Compensation
     The information contained under the section captioned “Executive Compensation” in the Bancorp’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information contained within the Bancorp’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, under the sections captioned “Security Ownership by Certain Beneficial Owners and Management”, on page 2, “Outstanding Equity Awards at December 31, 2008”, under the section captioned “Executive Compensation”, on page 11 and on pages 4-5 of the section captioned “Election of Directors” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     The information contained on page 7 in the “Summary Compensation Table for 2008”, contained under the section titled “Executive Compensation,” on pages 14-15 under the section titled “Transactions with Related Persons, and on page 5 under the section titled “Corporate Governance-Director Independence” in the Bancorp’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information contained under the section captioned “Independent Registered Public Accounting Firm’s Services and Fees” in the Bancorp’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1)	Financial Statements:
     The following financial statements of the Bancorp are incorporated herein by reference to the 2008 Annual Report to Shareholders, filed as Exhibit 13 to this report:
(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets, December 31, 2008 and 2007

(c)	Consolidated Statements of Income for the years ended December 31, 2008 and 2007

(d)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

(f)	Notes to Consolidated Financial Statements
     All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.
(3)	Exhibits:

Exhibit
Number	Description
2.	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i.	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii.	By-Laws (incorporated herein by reference to Exhibit 4.2 to the Bancorp’s Registration Statement on Form S-3 filed July 19, 2007 (File No. 333-144699)).

10.1. *	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2. *	Amended and Restated Employment Agreement, dated December 29, 2008, between Peoples Bank SB, NorthWest Indiana Bancorp and David A. Bochnowski (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated December 30, 2008).

10.3. *	Amended and Restated Employment Agreement, dated December 29, 2008, between Peoples Bank SB, NorthWest Indiana Bancorp and

Exhibit
Number	Description

Joel Gorelick (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated December 30, 2008).

10.4. *	Employee Stock Ownership Plan of Peoples Bank (incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 1994).

10.5. *	Unqualified Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005(incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.6. *	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Bancorp’s Form 8-K dated April 20, 2005).

10.7 *	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Bancorp’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, filed on March 25, 2005).

10.8 *	Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.9 *	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Bancorp’s Form 8-K dated April 20, 2005).

10.10 *	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of the Bancorp’s Form 8-K dated April 20, 2005).

10.11 *	Form of Agreement for Restricted Stock (incorporated by referenced to Exhibit 99.4 of the Bancorp’s form 8-K dated April 20, 2005).

13.	2008 Annual Report to Shareholders

21.	Subsidiaries of the Bancorp (incorporated herein by reference to Exhibit 21. to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	— The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP
By /s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: March 11, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 11, 2009:

Signature	Title

Principal Executive Officer:

/s/ David A. Bochnowski David A. Bochnowski	Chairman of the Board and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/ Robert T. Lowry Robert T. Lowry	Senior Vice President, Chief Financial Officer and Treasurer

The Board of Directors:

/s/ Frank J. Bochnowski Frank J. Bochnowski	Director

/s/ Lourdes M. Dennison Lourdes M. Dennison	Director

/s/ Edward J. Furticella Edward J. Furticella	Director

/s/ Joel Gorelick Joel Gorelick	Director

/s/ Kenneth V. Krupinski Kenneth V. Krupinski	Director

Signature	Title

/s/ Stanley E. Mize Stanley E. Mize	Director

/s/ Anthony M. Puntillo Anthony M. Puntillo	Director

/s/ James L. Wieser James L. Wieser	Director

/s/ Donald P. Fesko Donald P. Fesko	Director

/s/ Amy W. Han Amy W. Han	Director

EXHIBIT INDEX

Exhibit	Description

13.	2008 Annual Report to Shareholders

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications