Form 10-Q
period 2009-03-31
NORTHWEST INDIANA BANCORP
filed 2009-04-23
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2009, or

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
Registrant’s telephone number, including area code: (219) 836-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 2,809,285 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2009.

NorthWest Indiana Bancorp
Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets, March 31, 2009 and December 31, 2008	1

Consolidated Statements of Income, Three Months Ended March 31, 2009 and 2008	2

Consolidated Statements of Changes in Stockholders’ Equity, Three Months Ended March 31, 2009 and 2008	3

Consolidated Statements of Cash Flows, Three Months Ended March 31, 2009 and 2008	4

Notes to Consolidated Financial Statements	5-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T. Controls and Procedures	17

PART II. Other Information	18

SIGNATURES	19

EXHIBITS	20-22
EX-31.1
EX-31.2
EX-32.1

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
(Dollars in thousands)	(unaudited)
ASSETS

Cash and non-interest bearing balances in financial institutions	$9,247	$10,005
Interest bearing balances in financial institutions	15,974	—
Federal funds sold	8,612	1,291

Total cash and cash equivalents	33,833	11,296

Securities available-for-sale	110,634	108,207
Securities held-to-maturity	18,503	18,515
Loans held for sale	1,025	—
Loans receivable	475,345	489,509
Less: allowance for loan losses	(5,977)	(5,830)

Net loans receivable	469,368	483,679
Federal Home Loan Bank stock	3,650	3,650
Accrued interest receivable	3,132	3,160
Premises and equipment	19,277	19,083
Foreclosed real estate	538	527
Cash value of bank owned life insurance	11,746	11,641
Other assets	6,312	4,974

Total assets	$678,018	$664,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$46,886	$43,367
Interest bearing	504,760	484,781

Total	551,646	528,148
Borrowed funds	67,993	74,795
Accrued expenses and other liabilities	5,206	9,016

Total liabilities	624,845	611,959

Stockholders’ Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: March 31, 2009 - 2,887,652	361	361
December 31, 2008 - 2,887,452
shares outstanding: March 31, 2009 - 2,809,285
December 31, 2008 - 2,809,075
Additional paid in capital	5,081	5,064
Accumulated other comprehensive income/(loss)	(1,538)	(1,289)
Retained earnings	50,996	50,365
Treasury stock, common shares at cost: March 31, 2009 - 78,367
December 31, 2008 - 78,377	(1,727)	(1,728)

Total stockholders’ equity	53,173	52,773

Total liabilities and stockholders’ equity	$678,018	$664,732

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2009	2008
Interest income:
Loans receivable
Real estate loans	$5,923	$6,347
Commercial loans	897	1,039
Consumer loans	34	40

Total loan interest	6,854	7,426

Securities	1,582	1,375
Other interest earning assets	5	29

Total interest income	8,441	8,830

Interest expense:
Deposits	2,166	3,286
Borrowed funds	486	582

Total interest expense	2,652	3,868

Net interest income	5,789	4,962
Provision for loan losses	700	130

Net interest income after provision for loan losses	5,089	4,832

Noninterest income:
Fees and service charges	639	695
Gain on sale of loans, net	566	39
Wealth management operations	197	208
Gain on sale of securities, net	140	116
Increase in cash value of bank owned life insurance	105	103
Gain/(loss) on foreclosed real estate	(37)	19
Other	3	17

Total noninterest income	1,613	1,197

Noninterest expense:
Compensation and benefits	2,365	2,182
Occupancy and equipment	783	696
Data processing	215	212
Federal deposit insurance premiums	186	15
Marketing	67	103
Other	932	859

Total noninterest expense	4,548	4,067

Income before income tax expenses	2,154	1,962
Income tax expenses	449	314

Net income	$1,705	$1,648

Earnings per common share:
Basic	$0.61	$0.59
Diluted	$0.61	$0.58

Dividends declared per common share	$0.36	$0.36
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$52,773	$52,733

Comprehensive income:
Net income	1,705	1,648
Net unrealized loss on securities available-for-sale, net of reclassifications and tax effects	(246)	808
Amortization of unrecognized gain	(2)	(4)

Comprehensive income/(loss)	1,457	2,452

Issuance of common stock, under stock based compensation plan, including tax effects	4	38

Stock based compensation expense	13	16

Sale of treasury stock	—	15

Adjustment to retained earnings for EITF 06-4	(63)	—

Cash dividends	(1,011)	(1,013)

Balance at end of period	$53,173	$54,241

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,705	$1,648

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(20,889)	(2,318)
Sale of loans originated for sale	20,180	1,738
Depreciation and amortization, net of accretion	326	362
Amortization of mortgage servicing rights	26	18
Amortization of investment in real estate limited partnerships	48	25
Equity in (gain)/loss of investment in limited partnership, net of interest received	6	8
Stock based compensation expense	13	16
Net gains on sales and calls of securities	(140)	(116)
Net gains on sale of loans	(566)	(39)
Net (gains)/losses on foreclosed real estate	37	(19)
Provision for loan losses	700	130
Net change in:
Interest receivable	28	161
Other assets	(1,280)	99
Cash value of bank owned life insurance	(105)	(103)
Accrued expenses and other liabilities	(3,872)	(644)

Total adjustments	(5,488)	(682)

Net cash from operating activities	(3,783)	966

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	5,416	11,889
Proceeds from sales of securities available-for-sale	2,521	2,000
Purchase of securities available-for-sale	(10,454)	(11,557)
Purchase of securities held-to-maturity	—	(1,152)
Proceeds from maturities and pay downs of securities held-to-maturity	4	368
Proceeds from loans transferred to held-for-sale	(10,493)	—
Proceeds from sale of loans transferred to held-for-sale	10,651	—
Loan participations purchased	—	(1,074)
Net change in loans receivable	13,563	(12,991)
Purchase of premises and equipment, net	(577)	(1,173)

Net cash from investing activities	10,631	(13,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	23,497	26,459
Proceeds from FHLB advances	—	25,000
Repayment of FHLB advances	(4,000)	(12,000)
Change in other borrowed funds	(2,802)	(27,323)
Proceeds from issuance of common stock	5	38
Proceeds from sale of treasury stock	—	15
Dividends paid	(1,011)	(1,011)

Net cash from financing activities	15,689	11,178

Net change in cash and cash equivalents	22,537	(1,546)
Cash and cash equivalents at beginning of period	11,296	12,111

Cash and cash equivalents at end of period	$33,833	$10,565

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,697	$4,313
Income taxes	$45	$—
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$48	$185
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2009 and December 31, 2008, and the consolidated statements of income and changes in stockholders’ equity for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. The income reported for the three-month period ended March 31, 2009 is not necessarily indicative of the results to be expected for the full year.
Note 2 — Use of Estimates
     Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of investment securities and status of contingencies are particularly susceptible to material change in the near term.
Note 3 — Loans Receivable
     Non-performing loans at period-end were as follows:

	(Dollars in thousands)
	3/31/2009	12/31/2008
Loans past due over 90 days still on accrual	$1,788	$1,476
Non-accrual loans	9,893	10,937
     Impaired loans at period-end were as follows:

	(Dollars in thousands)
	3/31/2009	12/31/2008
Period-end loans with no allocated allowance for loan losses	$1,548	$1,748
Period-end loans with allocated allowance for loan losses	8,175	6,819

Total	$9,723	$8,567

Amount of the allowance for loan losses allocated	$1,951	$1,683
Average of impaired loans during the period	$9,145	$7,393
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—
     During the quarter ended March 31, 2009, the Bancorp’s management implemented a strategy with a one-time sale of fixed rate mortgage loans from its loan portfolio by selling $10.5 million in fixed rate mortgage loans, while funding newly originated construction and land development, commercial and government loan originations. Implementing the balance sheet restructuring strategy had a positive impact on interest rate risk by replacing longer duration fixed rate mortgage loans with shorter duration non-mortgage loans that will reprice more frequently. The gain realized from the loan sale totaled approximately $231 thousand.

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
Note 5 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three months ended March 31, 2009 and March 31, 2008 are presented below:

	(Dollars in thousands, except per share data) Three Months Ended
	March 31,
	2009	2008
Basic earnings per common share:
Net income as reported	$1,705	$1,648

Weighted average common shares outstanding:	2,809,270	2,810,221

Basic earnings per common share:	$0.61	$0.59

Diluted earnings per common share:
Net income as reported	$1,705	$1,648

Weighted average common shares outstanding:	2,809,270	2,810,221
Add: Dilutive effect of assumed stock option exercises:	296	17,796

Weighted average common and dilutive potential common shares outstanding:	2,809,566	2,828,017

Diluted earnings per common share:	$0.61	$0.58

Note 6 — Stock Based Compensation
     The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock. Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment”, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the three months ended March 31, 2009, stock based compensation expense of $11,000 was recorded, compared to $16,000 for the quarter ended March 31, 2008. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $27,000 in 2009 and $34,000 in 2010.
     A summary of option activity under the Bancorp’s stock option plan for the three months ended March 31, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2009	70,597	$23.56
Granted	—	$—
Exercised	(200)	$20.50
Forfeited or expired	(750)	$27.15

Outstanding at March 31, 2009	69,647	$23.53	2.8	—

Exercisable at March 31, 2009	68,647	$23.45	2.8	—

     There were no options granted during the first three months of 2009. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008, was $700 and $9,231.

Note 7 — Adoption of New Accounting Standards
     FAS No. 157, “Fair Value Measurements,” establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.” This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material. In April 2009, the FASB issued Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption has been deemed unnecessary and the impact of adoption is not expected to be material.
     EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. A liability of $83,000 has been recorded and reflected as an adjustment to retained earnings since adoption.
     FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Bancorp’s statements of income and condition.
       FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Bancorp’s statements of income and condition.
Note 8 — Fair Value
     FAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

     The fair values of securities available for sale are mostly determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.
     Trust Preferred Securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs. The decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, some of these investments are now priced using Level 3 inputs.
     The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in 000’s)	31-Mar-09	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$110,634	$—	$110,412	$222
Reconciliation of available for sale securities, which require significant adjustment based on unobservable data are presented below:

Fair Value Measurements at
March 31, 2009 Using
Significant Unobservable Inputs
(Level 3)
Available for
(in 000’s)	sale securities
Beginning balance	$1,003
Total unrealized losses
Included in other comprehensive income	(781)

Ending balance	$222

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable Inputs	Inputs
(in 000’s)	31-Mar-09	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$6,367	$—	$3,625	$2,742
          Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8.3 million, with a valuation allowance of $2.0 million, resulting in an additional provision of $268 thousand for the quarter. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be level 2. However, certain assumptions and unobservable inputs are used many times by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy.

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
     At March 31, 2009, the Bancorp had total assets of $678.0 million, total loans of $475.3 million and total deposits of $551.6 million. Stockholders’ equity totaled $53.2 million or 7.8% of total assets, with book value per share at $18.93. Net income for the quarter ended March 31, 2009, was $1.7 million, or $0.61 earnings per common share for both basic and diluted calculations. The annualized return on average assets (ROA) was 1.02%, while the annualized return on average stockholders’ equity (ROE) was 12.65%, for the three months ended March 31, 2009.
Recent Developments
     In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law creating the Troubled Asset Relief Program (“TARP”). Pursuant to the EESA, the U.S. Department of Treasury (the “Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
     On October 14, 2008, the Treasury also announced it would offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the TARP Capital Purchase Program (the “CPP”). The CPP allows financial institutions to issue nonvoting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk weighted assets. After a careful review of the terms of participation in the CPP, along with consideration of the capital requirements applicable to the Bancorp and the Bank, both of which have remained above the “well-capitalized” regulatory guidelines, the Bancorp’s board of directors decided it is not in the best interests of the Bancorp and its shareholders to participate in the CPP.
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
     EESA and ARRA followed, and have been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including two 50 basis point decreases in October of 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. It is not clear at this time what impact the EESA, ARRA, the CPP, the TARP, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Bancorp and its business.
Financial Condition
     During the three months ended March 31, 2009, total assets increased by $13.3 million (2.0%), with interest-earning assets increasing by $7.8 million (1.2%). At March 31, 2009, interest-earning assets totaled $628.9 million and represented 92.8% of total assets.
     Loans receivable totaled $475.3 million at March 31, 2009, compared to $489.5 million at December 31, 2008. At March 31, 2009, loans receivable represented 75.6% of interest-earning assets, 70.3% of total assets and 86.4% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product and geographic diversification, and competitive and profitable pricing. The loan portfolio includes $58.3 million (12.3%) in construction and development loans, $202.0 million (42.5%) in residential mortgage loans, $12.3 million (2.6%) in multifamily loans, $130.8 million (27.5%) in commercial real estate loans, $1.9 million (0.4%) in consumer loans, $49.8 million (10.5%) in commercial business loans and $20.2 million (4.2%) in government and other loans. Adjustable rate loans comprised 51.6% of total loans at March 31, 2009. During the three months ended March 31, 2009, loans decreased by $14.2 million (2.9%). During the period, loan balances decreased primarily as a result of the sale of fixed rate mortgage loans. Although loan balances decreased during the first quarter, loan originations remained strong. During the three months ended March 31, 2009, loan originations totaled $66.5 million, compared to $61.2 million for the three months ended March 31, 2008, an increase of $5.3 million (8.7%). During the quarter ended March 31, 2009, $9.8 million in growth occurred in government, construction and development, commercial real estate, commercial business, and multifamily loan balances.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. However, as a result of the low interest rate environment, during the first quarter of 2009, in an effort to minimize future interest rate risk, management sold newly originated 10 and 15 year fixed rate mortgage loans. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market. During the three months ended March 31, 2009, the Bancorp sold $19.9 million in fixed rate mortgages originated for sale compared to $1.7 million during the three months ended March 31, 2008. During the current three month period, loan sales increased primarily as a result of the Federal Reserve’s successful effort to lower long-term interest rates. Lower long-term interest rates also created mortgage loan refinance opportunities for borrowers within the Bank’s market area. Net gains realized from mortgage loans originated for sale totaled $335 thousand for the three months ended March 31, 2009, compared to $39 thousand for the three months ended March 31, 2008. Consistent with the Bancorp’s Strategic Plan and in an ongoing effort to reduce interest rate risk, management may implement strategies to increase asset sensitivity on its balance sheet. Such strategies may include reducing the percentage of fixed rate loans on the balance sheet, while originating commercial and consumer loans tied to short-term interest rates or loans having shorter durations. During January 2009, the Bancorp’s management implemented a strategy with a one-time sale of fixed rate mortgage loans from its loan portfolio by selling $10.5 million in fixed rate mortgage loans, and using these proceeds to fund newly originated construction and land development, commercial and government loan originations. Implementing the balance sheet restructuring strategy had a positive impact on interest rate risk by replacing longer duration fixed rate mortgage loans with shorter duration non-mortgage loans that will reprice more frequently. The gain realized from this loan sale totaled $231 thousand. At March 31, 2009, the Bancorp had $1.0 million in loans that were classified as held for sale.
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

     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $11.7 million at March 31, 2009, compared to $12.4 million at December 31, 2008, a decrease of $732 thousand or 5.9%. The decrease in non-performing loans is related to reduction on commercial business non-performing loan balances. As previously reported, the Bank’s March 31, 2009 and December 31, 2008 non-performing loan balances have been negatively impacted by a past due commercial real estate participation loan. The commercial real estate participation loan, a condominium conversion project in Ann Arbor, Michigan, carries a balance of $3.8 million, of which $2.2 million has been classified as substandard and $1.6 million is classified as doubtful. Management is in frequent contact with the lead lender and continues to take the appropriate steps for protection of the Bank’s interest in the collateral. Based on the current information provided by the lead lenders, management has had to make certain estimates regarding the projects’ cash flows, collateral values and strength of personal guarantees. At March 31, 2009, for the $3.8 million commercial real estate participation loan, management estimates indicate a collateral deficiency of approximately $1.0 million. Management has retained legal counsel to actively pursue potential material violations of the participation agreement and the underlying loan documentation by the lead lender. During the first quarter of 2008, management filed a lawsuit against the lead lender. To the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required for both commercial real estate participation loans.
     The ratio of non-performing loans to total loans was 2.46% at March 31, 2009, compared to 2.54% at December 31, 2008. The ratio of non-performing loans to total assets was 1.72% at March 31, 2009, compared to 1.87% at December 31, 2008. The March 31, 2009, non-performing loan balances include $9.9 million in loans accounted for on a non-accrual basis and $1.8 million in accruing loans, which were contractually past due 90 days or more. Loans, internally classified as substandard, totaled $13.6 million at March 31, 2009, compared to $11.4 million at December 31, 2008. The increase in substandard loans is related to one commercial real estate participation loan in the amount of $3.0 million. Loans, internally classified as doubtful totaled $1.8 million at March 31, 2009, compared to $2.0 at December 31, 2008. No loans were classified as loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $35.5 million at March 31, 2009, compared to $22.7 million at December 31, 2008. The increase in watch loans is primarily related to a construction development participation loan in the amount of $5.0 million, and to two borrowers with eight commercial real estate loans in the amount of $7.8 million.
     A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At March 31, 2009, impaired loans totaled $9.7 million, compared to $8.6 million at December 31, 2008. The March 31, 2009, impaired loan balances consist of sixteen loans to ten commercial borrowers that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. The March 31, 2009 ALL contained $2.0 million in specific allowances for collateral deficiencies, compared to $1.7 million in specific allowances at December 31, 2008. During the first quarter of 2009, one additional commercial real estate loan totaling $3.0 million was classified as impaired. Management’s current estimate indicates that a specific allowance of $558 thousand is required for this loan. In addition, during the current quarter two commercial business loans and one commercial real estate loan totaling $1.3 million were repaid and removed from impaired status. As of March 31, 2009, all loans classified as impaired were also included in the previously discussed substandard loan balances. There were no other loans considered to be impaired loans for the quarter ended, March 31, 2009. Typically, management does not individually classify smaller-balance homogeneous loans, such as mortgage or consumer, as impaired.
     At March 31, 2009, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at March 31, 2009, no other interest bearing assets were required to be disclosed as non-accrual, past due or restructured. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded. The Bancorp has a $1.1 million participation in a $6.4 million letter of credit, which acts as payment support to bondholders. Cash flows from the security collateralizing the letter of credit have been negatively impacted as the property is vacant. Our portion of the letter of credit is also secured by a cash collateral account and a collateralized guarantee in the amount of $1.0 million. Currently, the letter of credit participants have secured a signed lease from a new tenant that plan to open for operations during the third quarter of 2009. Management will continue to monitor the letter of credit and bond repayments.
     For the three months ended March 31, 2009, $700 thousand in provisions to the ALL account were required, compared to $130 thousand for the three months ended March 31, 2008. The increase in the 2009 ALL provision was related to the need for additional specific allowances for the collateral deficiency associated with the previously mentioned impaired loans, and an increase in loans internally classified as substandard and watch. Charge-offs, net of recoveries, totaled $553 thousand for the three months ended March 31, 2009, compared to $5 thousand for the three months ended March 31, 2008. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to increased risks associated within the local economy, changes in loan balances and mix, and asset quality.
     The ALL to total loans was 1.26% at March 31, 2009, compared to 1.19% at December 31, 2008. The ALL to non-performing loans (coverage ratio) was 51.2% at March 31, 2009, compared to 47.0% at December 31, 2008. The March 31, 2009 balance in the ALL account of $6.0 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated general reserves to both performing and non-performing loans based on current information available.
     At March 31, 2009, the Bancorp had seven properties in foreclosed real estate totaling $538 thousand, compared to seven properties totaling $527 thousand at December 31, 2008.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio totaled $129.1 million at March 31, 2009, compared to $126.7 million at December 31, 2008, an increase of $2.4 million (1.9%). At March 31, 2009, the securities portfolio represented 20.5% of interest-earning assets and 19.0% of total assets. The securities portfolio was comprised of 7.4% in U.S. government agency debt securities, 51.5% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 37.1% in municipal securities, 3.5% in corporate securities, and 0.5% in pooled trust preferred securities. At March 31, 2009, securities available-for-sale (“AFS”) totaled $110.6 million or 85.7% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at March 31, 2009, as a result of the increased liquidity from deposit growth and mortgage loans sales, the Bancorp carried $16.0 million in interest bearing balances in financial institutions and $8.6 million in Fed funds sold at the end of the current quarter. At March 31, 2009, the Bancorp had Federal Home Loan Bank (FHLB) stock balance of $3.7 million.
     The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Different judgment and assumptions used in pricing could result in different estimates of value. At the end of each reporting period securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities. An impairment is other-than-temporary if the decline in the fair value of the security is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates. We consider the following factors when determining an other-than-temporary impairment for a security: The length of time and the extent to which the market value has been less than amortized cost; The financial condition and near-term prospects of the issuer; The underlying fundamentals of the relevant market and the outlook for such market for the near future; Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value; and If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down to the then-current fair value, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. At March 31, 2009, none of the Bancorp’s securities have been identified as having an other-than-temporary impairment.

     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At March 31, 2009, deposits totaled $551.6 million. During the three months ended March 31, 2009, deposits increased by $23.5 million (4.4%). Checking account balances increased by $16.4 million (12.5%). The increase in checking account balances is primarily related to local municipalities that received tax distributions from the local county treasurer. Savings account balances increased by $2.6 million (5.0%) during the current period. Money market deposit accounts (MMDA’s) decreased by $5.7 million (5.0%). The decrease in MMDA’s was a result of deposit withdrawals by a local governmental unit. Certificates of deposit increased by $10.0 million (4.3%). At March 31, 2009, the deposit base was comprised of 26.7% checking accounts, 19.6% MMDA’s, 10.0% savings accounts and 43.7% certificates of deposit.
     The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. At March 31, 2009, borrowed funds totaled $68.0 million compared to $74.8 million at December 31, 2008, a decrease of $6.8 million (9.1%). During the current three month period, as a result of increased liquidity, borrowings were repaid. The Bancorp’s borrowed funds at March 31, 2009, are comprised of $45.0 million in Federal Home Loan Bank (FHLB) fixed advances, $21.9 million in retail repurchase agreements and $1.1 million other short term borrowings.
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
     Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in financial institutions, and the purchase, sale, and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bancorp utilizes borrowings (i.e., retail repurchase agreements and advances from the FHLB and federal funds purchased) as a source of funds.
     During the three months ended March 31, 2009, cash and cash equivalents increased by $22.5 million compared to a $1.5 million decrease for the three months ended March 31, 2008. The primary sources of cash were proceeds from loan sales, pay downs of securities, loan repayments and funds from deposit growth, FHLB advances and other borrowed funds. The primary uses of cash were the purchase of securities, loan originations, funding of deposit withdrawals, repayment of FHLB advances and the payment of common stock dividends. Cash required for operating activities totaled $3.8 million for the three months ended March 31, 2009, compared to cash provided by operating activities of $966 thousand for the period ended March 31, 2008. The change in cash provided from operating activities was a result of changes in interest receivable, other assets and other liabilities. Cash outflows from investing activities totaled $10.6 million for the current period, compared to cash outflows of $13.7 million for the three months ended March 31, 2008. The change was primarily related to the decrease in loan balances during the current quarter. Net cash inflows from financing activities totaled $15.7 million during the current period compared to net cash inflows of $11.2 million for the three months ended March 31, 2008. The change in net cash inflows from financing activities was a result of an increase in deposits, partially offset by a reduction in borrowings during the three months ended March 31, 2009. The Bancorp paid dividends on common stock of $1.0 million for the three months ended March 31, 2009 and 2008.
     At March 31, 2009, outstanding commitments to fund loans totaled $105.7 million. Approximately 22.7% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $4.3 million at March 31, 2009. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.
     During January 2009, the Bancorp began the construction of a state-of-the-art banking center in Valparaiso, Indiana. The cost of the new facility is expected to be approximately $1.2 million. During the current quarter, construction disbursements totaled $506 thousand. Approximately $694 thousand in additional construction disbursements will occur in 2009. The funding for these disbursements will be acquired from current period cash inflows. The facility is expected to open in the spring of 2009 and will not have a material impact on noninterest expense during the current year. The new facility will provide opportunities to expand market share for the Bancorp’s products and services within the city of Valparaiso.

     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2009, stockholders’ equity increased by $400 thousand (0.8%). During the current three months, stockholders’ equity was increased by net income of $1.7 million and $17 thousand from stock based compensation plans. Items decreasing stockholders’ equity were the net change in the valuation of the available-for-sale securities of $246 thousand, the declaration of $1.0 million in cash dividends and an establishment of a $63 thousand bank owned split dollar postretirement benefit liability.
     The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the “FRB”), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially identical. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the FRB and FDIC regulations provide for a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not expecting or anticipating significant growth. All other financial institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least one to two percent.
     The following table shows that, at March 31, 2009, and December 31, 2008, the Bancorp’s capital exceeded all regulatory capital requirements. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both dates. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At March 31, 2009	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$60.7	12.1%	$40.2	8.0%	$50.3	10.0%
Tier 1 capital to risk-weighted assets	$54.7	10.9%	$20.1	4.0%	$30.2	6.0%
Tier 1 capital to adjusted average assets	$54.7	8.2%	$20.1	3.0%	$33.5	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2008	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$59.9	12.0%	$39.9	8.0%	$50.0	10.0%
Tier 1 capital to risk-weighted assets	$54.1	10.8%	$20.0	4.0%	$29.9	6.0%
Tier 1 capital to adjusted average assets	$54.1	8.2%	$20.0	3.0%	$33.1	5.0%
     The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends, which may be declared by the Bank in 2009, without prior regulatory approval, approximates $3,650,000 plus current 2009 net profits.

Results of Operations — Comparison of the Quarter Ended March 31, 2009 to the Quarter Ended March 31, 2008
     Net income for the quarter ended March 31, 2009 was $1.7 million, compared to $1.6 million for the quarter ended March 31, 2008, an increase of $57 thousand (3.5%). The earnings represent a ROA of 1.02% for the quarter ended March 31, 2009, compared to 1.04% for the quarter ended March 31, 2008. The ROE was 12.65% for the quarter ended March 31, 2009, compared to 12.39% for the quarter ended March 31, 2008.
     Net interest income for the three months ended March 31, 2009 was $5.8 million, an increase of $827 thousand (16.7%), compared to $5.0 million for the quarter ended March 31, 2008. The increase in net interest income has been positively impacted by the decrease in the Bancorp’s cost of funds as a result the Federal Reserve’s continued action in lowering market interest rates. The weighted-average yield on interest-earning assets was 5.40% for the three months ended March 31, 2009, compared to 5.92% for the three months ended March 31, 2008. The weighted-average cost of funds for the quarter ended March 31, 2009, was 1.74% compared to 2.67% for the quarter ended March 31, 2008. The impact of the 5.40% return on interest earning assets and the 1.74% cost of funds resulted in an interest rate spread of 3.66% for the current quarter compared to 3.24% for the quarter ended March 31, 2008. During the current quarter, total interest income decreased by $389 thousand (4.4%) while total interest expense decreased by $1.2 million (31.4%). The net interest margin was 3.71% for the three months ended March 31, 2009, compared to 3.33% for the quarter ended March 31, 2008. On a tax equivalent basis, the Bancorp’s net interest margin was 3.92% for the three months ended March 31, 2009, compared to 3.48% for the quarter ended March 31, 2008. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the three months ended March 31, 2009, interest income from loans decreased by $572 thousand (7.7%), compared to the three months ended March 31, 2008. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio. The weighted-average yield on loans outstanding was 5.65% for the current quarter, compared to 6.24% for the three months ended March 31, 2008. Loan balances averaged $485.5 million for the current quarter, an increase of $9.3 million (2.0%) from $476.2 million for the three months ended March 31, 2008. During the three months ended March 31, 2009, interest income on securities and other interest bearing balances increased by $183 thousand (13.0%), compared to the quarter ended March 31, 2008. The increase was due to an increase in securities balances. The weighted-average yield on securities and other interest bearing balances was 4.56%, for the current quarter, compared to 4.66% for the three months ended March 31, 2008. Securities balances averaged $128.8 million for the current quarter, up $11.7 million (10.0%) from $117.1 million for the three months ended March 31, 2008. The increase in security average balances is a result consistent investment growth during 2008. Other interest bearing balances averaged $10.4 million for the current quarter, up $6.9 million (197.1%) from $3.5 million for the three months ended March 31, 2008. The increase in other interest bearing balances is a result of additional liquidity primarily generated by the loan sales during the first quarter of 2009.
     Interest expense on deposits decreased by $1.1 million (34.1%) during the current quarter compared to the three months ended March 31, 2008. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended March 31, 2009 was 1.63%, compared to 2.54% for the quarter ended March 31, 2008. Total deposit balances averaged $533.1 million for the current quarter, up $15.2 million (2.9%) from $517.9 million for the quarter ended March 31, 2008. Interest expense on borrowed funds decreased by $96 thousand (16.5%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted average paid for borrowing funds. The weighted-average cost of borrowed funds was 2.57% for the current quarter compared to 3.82% for the three months ended March 31, 2008. Borrowed funds averaged $75.5 million during the quarter ended March 31, 2009, an increase of $14.6 million (24.0%) from $60.9 million for the quarter ended March 31, 2008.
     Noninterest income for the quarter ended March 31, 2009 was $1.6 million, an increase of $416 thousand (34.8%) from $1.2 million for the quarter ended March 31, 2008. During the current quarter, fees and service charges totaled $639 thousand, a decrease of $56 thousand (8.1%) from $695 thousand for the quarter ended March 31, 2008. The decrease in fees and service charges is a result of a reduction in fee related deposit accounts. Gains from loan sales totaled $566 thousand for the current quarter, an increase of $527 thousand (1351.3%), compared to $39 thousand for the quarter ended March 31, 2008. The increase in gains from the sale of loans is a result of increased customer refinance activity to low rate fixed rate mortgages and a one-time sale of portfolio fixed rate mortgage loans, which the Bancorp sold to reduce interest rate risk on its balance sheet. Fees from Wealth Management operations totaled $197 thousand for the quarter ended March 31, 2009, a decrease of $11 thousand (5.3%) from $208 thousand for the quarter ended March 31, 2008. The decrease in Wealth Management income is related to a reduction in the market value of assets under management. Gains from the sale of securities totaled $140 thousand for the current quarter, an increase of $24 thousand (20.7%) from $116 thousand for the quarter ended March 31, 2008. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $105 thousand for the quarter ended March 31, 2009, an increase of $2 thousand (1.9%), compared to $103 thousand for the quarter ended March 31, 2008. For the quarter ended March 31, 2009, a loss of $37 thousand on foreclosed real estate was realized, compared to a gain of $19 thousand for the quarter ended March 31, 2008. This loss was the result of value declines in the local real estate markets. During the current quarter, other noninterest income totaled $3 thousand, a decrease of $14 thousand (82.4%) from $17 thousand for the quarter ended March 31, 2008.
     Noninterest expense for the quarter ended March 31, 2009 was $4.5 million, an increase of $481 thousand (11.8%) from $4.1 million for the three months ended March 31, 2008. During the current quarter, compensation and benefits totaled $2.4 million, an increase of $183 thousand (8.4%) from $2.2 million for the quarter ended March 31, 2008. The change in compensation and benefits is related to the increase in additional personnel for retail banking activities for the Gary, Indiana banking center that was opened in October 2008, and annual compensation increases for bank personnel. Occupancy and equipment totaled $783 thousand for the current quarter, an increase of $87 thousand (12.5%) compared to $696 thousand for the quarter ended March 31, 2008. The increase is related to the operations of the new banking center in Gary. Data processing expense totaled $215 thousand for the three months ended March 31, 2009, an increase of $3 thousand (1.4%) from $212 thousand for the three months ended March 31, 2008. Marketing expense related to banking products totaled $67 thousand for the current quarter, a decrease of $36 thousand (35.0%) from $103 thousand for the three months ended March 31, 2008. The decrease in marketing expense was a result of a reduction in product advertising during the current quarter. Federal deposit insurance premium expense totaled $186 thousand for the three months ended March 31, 2009, an increase of $171 thousand (140.0%) from $15 thousand for the three months ended March 31, 2008. The change is a result of an industry wide increase in the FDIC insurance premium assessment rates and the elimination of 2008 premium credits. Other expenses related to banking operations totaled $932 thousand for the quarter ended March 31, 2009, an increase of $73 thousand (8.5%) from $859 thousand for the quarter ended March 31, 2008. The change in other expenses is a result of increase in third-party professional services. The Bancorp’s efficiency ratio was 61.4% for the quarter ended March 31, 2009, compared to 66.0% for the three months ended March 31, 2008. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.
     Income tax expenses for the three months ended March 31, 2009 totaled $449 thousand, compared to $314 thousand for the three months ended March 31, 2008, an increase of $135 thousand (43.0%). The combined effective federal and state tax rates for the Bancorp was 20.8% for the three months ended March 31, 2009, compared to 16.0% for the three months ended March 31, 2008. The Bancorp’s current effective tax rate is a result of tax benefits related to the Bank’s investment subsidiary, real estate investment trust, affordable housing tax credits, and continued investments in government loans and municipal securities. The lower effective tax rate for the first quarter of 2008, compared to 2009, was a result of the recognition of a one-time tax benefit related to the reversal of an $84 thousand tax liability, which had been established for municipal securities held in the Bank’s investment subsidiary.
Critical Accounting Policies
     Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2008 remain unchanged.
Forward-Looking Statements
     Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2008 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Not Applicable.
Item 4T. Controls and Procedures
          (a) Evaluation of Disclosure Controls and Procedures.
          The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2009, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          (b) Changes in Internal Control Over Financial Reporting.
          There was no change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

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

NORTHWEST INDIANA BANCORP

Date: April 23, 2009	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: April 23, 2009	/s/ Robert T. Lowry
Robert T. Lowry
Senior Vice President, Chief Financial Officer
and Treasurer