Form 10-Q
period 2009-06-30
NORTHWEST INDIANA BANCORP
filed 2009-07-27
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2009,
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
Registrant’s telephone number, including area code: (219) 836-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 2,813,802 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2009.

NorthWest Indiana Bancorp
Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets, June 30, 2009 and December 31, 2008	1

Consolidated Statements of Income, Three and Six Months Ended June 30, 2009 and 2008	2

Consolidated Statements of Changes in Stockholders’ Equity, Three and Six Months Ended June 30, 2009 and 2008	3

Consolidated Statements of Cash Flows, Six Months Ended June 30, 2009 and 2008	4

Notes to Consolidated Financial Statements	5-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T. Controls and Procedures	21

PART II. Other Information	22

SIGNATURES	23

EXHIBITS	24-26
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
EX-31.1
EX-31.2
EX-32.1

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	June 30,
	2009	December 31,
(Dollars in thousands)	(unaudited)	2008
ASSETS

Cash and non-interest bearing balances in financial institutions	$16,337	$10,005
Interest bearing balances in financial institutions	1,194	—
Federal funds sold	1,201	1,291

Total cash and cash equivalents	18,732	11,296

Securities available-for-sale	126,459	108,207
Securities held-to-maturity	18,233	18,515
Loans held for sale	1,309	—
Loans receivable	460,861	489,509
Less: allowance for loan losses	(6,692)	(5,830)

Net loans receivable	454,169	483,679
Federal Home Loan Bank stock	3,650	3,650
Accrued interest receivable	3,040	3,160
Premises and equipment	19,467	19,083
Foreclosed real estate	1,646	527
Cash value of bank owned life insurance	11,850	11,641
Other assets	5,401	4,974

Total assets	$663,956	$664,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$46,221	$43,367
Interest bearing	483,775	484,781

Total	529,996	528,148
Borrowed funds	75,205	74,795
Accrued expenses and other liabilities	5,481	9,016

Total liabilities	610,682	611,959

Stockholders’ Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	—	—
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: June 30, 2009 - 2,889,652
December 31, 2008 - 2,887,452	361	361
shares outstanding: June 30, 2009 - 2,813,802
December 31, 2008 - 2,809,075
Additional paid in capital	5,085	5,064
Accumulated other comprehensive income/(loss)	(1,626)	(1,289)
Retained earnings	51,115	50,365
Treasury stock, common shares at cost: June 30, 2009 - 75,850 December 31, 2008 - 78,377	(1,661)	(1,728)

Total stockholders’ equity	53,274	52,773

Total liabilities and stockholders’ equity	$663,956	$664,732

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Interest income:
Loans receivable
Real estate loans	$5,611	$6,372	$11,533	$12,719
Commercial loans	916	959	1,813	1,998
Consumer loans	31	38	64	78

Total loan interest	6,557	7,369	13,410	14,795

Securities	1,512	1,387	3,095	2,761
Other interest earning assets	5	17	10	46

Total interest income	8,074	8,773	16,515	17,602

Interest expense:
Deposits	1,885	2,604	4,051	5,890
Borrowed funds	461	549	947	1,131

Total interest expense	2,346	3,153	4,998	7,021

Net interest income	5,728	5,620	11,517	10,581
Provision for loan losses	1,115	820	1,815	950

Net interest income after provision for loan losses	4,613	4,800	9,702	9,631

Noninterest income:
Fees and service charges	671	707	1,310	1,403
Gain on sale of loans, net	299	31	865	70
Wealth management operations	205	208	402	417
Gain on securities, net	204	30	344	146
Increase in cash value of bank owned life insurance	104	102	208	205
Gain/(loss) on foreclosed real estate	6	—	(31)	19
Other	7	104	11	120

Total noninterest income	1,496	1,182	3,109	2,380

Noninterest expense:
Compensation and benefits	2,245	2,153	4,610	4,334
Occupancy and equipment	750	719	1,533	1,415
Federal deposit insurance premiums	553	15	740	30
Data processing	215	216	430	428
Marketing	147	115	214	219
Other	1,042	929	1,973	1,788

Total noninterest expense	4,952	4,147	9,500	8,214

Income before income tax expenses	1,157	1,835	3,311	3,797
Income tax expenses	104	390	553	704

Net income	$1,053	$1,445	$2,758	$3,093

Earnings per common share:
Basic	$0.37	$0.51	$0.98	$1.10
Diluted	$0.37	$0.51	$0.98	$1.09

Dividends declared per common share	$0.32	$0.36	$0.68	$0.72
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$53,173	$54,241	$52,773	$52,733

Comprehensive income:
Net income	1,053	1,445	2,758	3,093
Net unrealized loss on securities available-for-sale, net of reclassifications and tax effects	(86)	(2,242)	(333)	(1,434)
Amortization of unrecognized gain	(2)	(3)	(4)	(7)

Comprehensive income/(loss)	965	-800	2,421	1,652

Issuance of common stock, under stock based compensation plan, including tax effects	—	3	4	41

Stock based compensation expense	9	14	23	31

Sale of treasury stock	48	50	48	64

Stock repurchase	—	(226)	—	(226)

Adjustment to retained earnings for EITF 06-4	(21)	(20)	(84)	(20)

Cash dividends	(900)	(1,009)	(1,911)	(2,022)

Balance at end of period	$53,274	$52,253	$53,274	$52,253

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,758	$3,093

Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(36,916)	(2,891)
Sale of loans originated for sale	36,188	2,927
Depreciation and amortization, net of accretion	694	780
Amortization of mortgage servicing rights	74	37
Amortization of investment in real estate limited partnerships	95	16
Equity in (gain)/loss of investment in limited partnership,
net of interest received	6	52
Stock based compensation expense	23	31
Net gains on sales and calls of securities	(344)	(146)
Net gains on sale of loans	(865)	(70)
Net (gains)/losses on foreclosed real estate	31	(19)
Provision for loan losses	1,815	950
Net change in:
Interest receivable	120	226
Other assets	(313)	(255)
Cash value of bank owned life insurance	(208)	(205)
Accrued expenses and other liabilities	(3,619)	(780)

Total adjustments	(3,219)	653

Net cash from operating activities	(461)	3,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	11,771	20,704
Proceeds from sales of securities available-for-sale	7,575	1,494
Purchase of securities available-for-sale	(37,667)	(28,461)
Purchase of securities held-to-maturity	(725)	(1,762)
Proceeds from maturities and pay downs of securities held-to-maturity	992	1,171
Proceeds from loans transferred to held-for-sale	(10,493)	—
Proceeds from sale of loans transferred to held-for-sale	10,651	—
Loan participations purchased	—	(200)
Net change in loans receivable	26,545	(18,467)
Purchase of premises and equipment, net	(1,151)	(1,361)

Net cash from investing activities	7,498	(26,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	1,848	17,765
Proceeds from FHLB advances	—	28,000
Repayment of FHLB advances	6,000	(16,000)
Change in other borrowed funds	(5,590)	(4,331)
Proceeds from issuance of common stock	4	41
Proceeds from sale of treasury stock	48	64
Dividends paid	(1,911)	(2,023)
Treasury stock purchased		(226)

Net cash from financing activities	399	23,290

Net change in cash and cash equivalents	7,436	154
Cash and cash equivalents at beginning of period	11,296	12,111

Cash and cash equivalents at end of period	$18,732	$12,265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,037	$7,458
Income taxes	$800	$690
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$1,177	$463
See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2009 and December 31, 2008, and the consolidated statements of income and changes in stockholders’ equity for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The income reported for the six-month period ended June 30, 2009 is not necessarily indicative of the results to be expected for the full year.
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
Note 3 — Loans Receivable
     Non-performing loans at period-end were as follows:

	(Dollars in thousands)
	6/30/2009	12/31/2008
Loans past due over 90 days still on accrual	$2,020	$1,476
Non-accrual loans	21,974	10,937
     Impaired loans at period-end were as follows:

	(Dollars in thousands)
	6/30/2009	12/31/2008
Period-end loans with no allocated allowance for loan losses	$6,479	$1,748
Period-end loans with allocated allowance for loan losses	12,470	6,819

Total	$18,949	$8,567

Amount of the allowance for loan losses allocated	$2,889	$1,683
Average of impaired loans during the period	$10,765	$7,393
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—
Note 4 — Concentrations of Credit Risk
     The primary lending area of the Bancorp encompasses all of Lake County in northwest Indiana, where a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter County, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana, and Lake, Cook and Will counties in Illinois. Substantially all loans are secured by specific items of collateral including residences, commercial real estate, land development, business assets and consumer assets.

Note 5 — Earnings Per Share
     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three and six months ended June 30, 2009 and June 30, 2008 are presented below:

(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic earnings per common share:
Net income as reported	$1,053	$1,445	$2,758	$3,093

Weighted average common shares outstanding:	2,813,143	2,810,431	2,811,217	2,810,326

Basic earnings per common share:	$0.37	$0.51	$0.98	$1.10

Diluted earnings per common share:
Net income as reported	$1,053	$1,445	$2,758	$3,093

Weighted average common shares outstanding:	2,813,143	2,810,431	2,811,217	2,810,326
Add: Dilutive effect of assumed stock option exercises:	—	16,920	240	16,752

Weighted average common and dilutive potential common shares outstanding:	2,813,143	2,827,351	2,811,457	2,827,078

Diluted earnings per common share:	$0.37	$0.51	$0.98	$1.09

Note 6 — Stock Based Compensation
     The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock. Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment”, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the six months ended June 30, 2009, stock based compensation expense of $23,000 was recorded, compared to $29,000 for the six months ended June 30, 2008. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $22,000 in 2009 and $42,000 in 2010.
     There were 2,000 shares of restricted stock granted during the first six months of 2009, compared to 100 shares during the first six months of 2008.
          A summary of option activity under the Bancorp’s incentive stock option plan for the three and six months ended June 30, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2009	70,597	$23.56
Granted	—	$—
Exercised	(200)	$20.50
Forfeited or expired	(750)	$27.15

Outstanding at June 30, 2009	69,647	$23.53	2.6	—

Exercisable at June 30, 2009	68,647	$23.45	2.5	—

     There were no options granted during the first six months of 2009. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008, was $700 and $11,523.

Note 7 — Adoption of New Accounting Standards
     FAS No. 157, “Fair Value Measurements,” establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.” This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material. In April 2009, the FASB issued Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009. The impact of adoption was not material.
     EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. A liability of $104,000 has been recorded and reflected as an adjustment to retained earnings since adoption.
     FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Bancorp’s interim period ending on June 30, 2009 and has been included as part of Note 8, Fair Value.
     FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Bancorp’s interim period ending on June 30, 2009. The impact of adoption was not material.
     FAS No. 165, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The impact of adoption did not significantly change the financial statements.
     FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The impact of adoption is not expected to be material.

     FAS No. 167, “Amendments to FASB Interpretation No. 46(R),” seeks to improve financial reporting by enterprises involved with variable interest entities. The statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The impact of adoption is not expected to be material.
     FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The impact of adoption is not expected to be material.
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at June 30, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
( in 000’s)	30-Jun-09	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$126,459	$—	$125,623	$836
Reconciliation of available for sale securities, which require significant adjustment based on unobservable data are presented below:

Fair Value Measurements at
June 30, 2009 Using
Significant Unobservable
Inputs
(Level 3)
Available for
( in 000’s)	sale securities
Beginning balance, December 31, 2008	$1,003
Total unrealized losses
Included in other comprehensive income	(617)
Transfers in and/or (out) of Level 3	450

Ending balance, June 30, 2009	$836

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
( in 000’s)	30-Jun-09	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$9,719	$—	$7,295	$2,424
          Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $12.6 million, with a valuation allowance of $2.9 million, resulting in an additional provision of $916 thousand for the quarter. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be level 2. However, certain assumptions and unobservable inputs are used many times by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy.

          The following table shows fair values and the related carrying values of financial instruments as of the dates indicated. Items that are not financial instruments are not included.

	(Dollars in thousands)
	June 30, 2009
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$18,732	$18,732
Securities available-for-sale	126,459	126,459
Securities held-to-maturity	18,233	18,240
Loans receivable, net	454,169	497,634
Federal Home Loan Bank stock	3,650	3,650
Accrued interest receivable	3,064	3,064

Financial liabilities:
Demand and savings deposits	291,614	291,614
Certificates of deposit	238,382	239,745
Borrowed funds	75,205	75,089
Accrued interest payable	216	216

	(Dollars in thousands)
	December 31, 2008
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$11,296	$11,296
Securities available-for-sale	108,207	108,207
Securities held-to-maturity	18,515	18,385
Loans receivable, net	483,679	533,377
Federal Home Loan Bank stock	3,650	3,650
Accrued interest receivable	3,160	3,160

Financial liabilities:
Demand and savings deposits	297,076	297,076
Certificates of deposit	231,072	232,926
Borrowed funds	74,795	75,166
Accrued interest payable	256	256
          For purposes of the above disclosures of estimated fair value, the following assumptions were used as of June 30, 2009 and December 31, 2008. The estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, and accrued interest receivable and payable are considered to approximate carrying book value. The estimated fair value for loans is based on estimates of the rate the Bancorp would charge for similar such loans at June 30, 2009 and December 31, 2008, applied for the time period until estimated repayment. For commercial loans the fair value includes a liquidity adjustment to reflect current market conditions. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for certificates of deposits is based on estimates of the rate the Bancorp would pay on such deposits at June 30, 2009 and December 31, 2008, applied for the time period until maturity. The estimated fair value for borrowed funds is based on current rates for similar financings. The estimated fair value of other financial instruments, and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

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
     At June 30, 2009, the Bancorp had total assets of $664.0 million, total loans of $460.9 million and total deposits of $530.0 million. Stockholders’ equity totaled $53.3 million or 8.02% of total assets, with book value per share at $18.93. Net income for the quarter ended June 30, 2009, was $1.1 million, or $0.37 earnings per common share for both basic and diluted calculations. For the quarter ended June 30, 2009, the return on average assets (ROA) was 0.63%, while the return on average stockholders’ equity (ROE) was 7.71%. Net income for the six months ended June 30, 2009, was $2.8 million, or $0.98 earnings per common share for both basic and diluted calculations. For the six months ended June 30, 2009, the return on average assets (ROA) was 0.82%, while the return on average stockholders’ equity (ROE) was 10.16%.
Recent Developments
     On May 14, 2009, the Bancorp announced that John Diederich had joined both the Bancorp and the Bank as an Executive Vice-President. Mr. Diederich has more than 35 years of experience in the financial services industry, and most recently served as Regional President for JPMorgan Chase in Northwest Indiana.
     In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law creating the Troubled Asset Relief Program (“TARP”). Pursuant to the EESA, the U.S. Department of Treasury (the “Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
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

Financial Condition
     During the six months ended June 30, 2009, total assets decreased by $776 thousand (0.1%), with interest-earning assets decreasing by $8.3 million (1.3%). At June 30, 2009, interest-earning assets totaled $612.9 million and represented 92.3% of total assets.
     Loans receivable totaled $460.9 million at June 30, 2009, compared to $489.5 million at December 31, 2008. The decrease in loans during the six month period is a result of management’s interest rate risk reduction strategy of selling fixed rate mortgage loans to the secondary market. During 2009, management sold $36.2 million in newly originated fixed rate mortgage loans and $10.6 million in seasoned fixed rate mortgage loans. At June 30, 2009, loans receivable represented 75.4% of interest earning assets, 69.6% of total assets and 87.2% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $60.4 million (13.1%) in construction and development loans, $193.2 million (41.8%) in residential mortgage loans, $12.2 million (2.7%) in multifamily loans, $129.7 million (28.1%) in commercial real estate loans, $1.7 million (0.4%) in consumer loans, $50.7 million (11.0%) in commercial business loans and $13.0 million (2.9%) in government and other loans. Adjustable rate loans comprised 48.9% of total loans at June 30, 2009. During the six months ended June 30, 2009, loans decreased by $28.6 million (5.9%). During the period, loan balances decreased primarily as a result of the sale of fixed rate mortgage loans. During the six months ended June 30, 2009, $6.8 million in growth occurred in construction and development loans and commercial business loan balances.
     The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. However, as a result of the low interest rate environment, during the first six months of 2009, in an effort to minimize future interest rate risk, management sold newly originated 10 and 15 year fixed rate mortgage loans. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market. During the six months ended June 30, 2009, the Bancorp sold $46.8 million in fixed rate mortgage loans, compared to $2.9 million during the six months ended June 30, 2008. During the current six month period, loan sales increased primarily as a result of the Federal Reserve’s successful effort to lower long-term interest rates. Lower long-term interest rates also created mortgage loan refinance opportunities for borrowers within the Bank’s market area. In addition, during the first quarter of 2009, the Bancorp conducted a $10.5 million one-time sale of portfolio fixed rate mortgage loans, which were sold to reduce interest rate risk. Net gains realized from mortgage loan sales totaled $865 thousand for the six months ended June 30, 2009, compared to $70 thousand for the six months ended June 30, 2008. At June 30, 2009, the Bancorp had $1.3 million in loans that were classified as held for sale.
     The allowance for loan losses (ALL) is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses, and decreased by charge-offs less recoveries. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. The determination of the amounts of the ALL and provisions for loan losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability as of the reporting date. The appropriateness of the current year provision and the overall adequacy of the ALL are determined through a disciplined and consistently applied quarterly process that reviews the Bancorp’s current credit risk within the loan portfolio and identifies the required allowance for loan losses given the current risk estimates.
     To determine the appropriate level for the allowance for loan losses, management applies quantitative historical loss risk factors to non-classified residential real estate, consumer, commercial real estate and commercial business loan balances. In addition, loans classified as substandard or doubtful are assigned loss risk factors based on current collateral deficiencies. Management also assigns qualitative loss risk factors to non-classified loans. The qualitative risk factors are based on current risks attributable to: local and national economic factors, loan growth and changes in loan composition, organizational structure, composition of loan staff, loan concentrations, policy changes and out of market lending activity. Lastly, management establishes specific reserves within the allowance for loan losses for impaired loans that have collateral deficiencies. By applying the aggregate loss risk factors to the current loan balances and identifying the required specific reserves for the period, management records loan loss provisions, which establishes the appropriate level for the allowance for loan losses.
     Historically, the Bancorp has successfully originated commercial real estate loans within its primary market area. However, beginning in the fourth quarter of 2005, in a response to a decrease in local loan demand and in an effort to reduce the potential credit risk associated with geographic concentrations, a strategy was implemented to purchase commercial real estate participation loans outside of the Bancorp’s primary market area. The strategy to purchase these commercial real estate particpation loans was limited to 10% of the Bancorp’s loan portfolio. As of June 30, 2009, the Bancorp’s commercial real estate participation loan portfolio consisted of thirteen loans with an aggregate balance of $40.8 million, and an additional $6.6 million in funding commitments for five of the thirteen loans. Of the $40.8 million in commercial real estate participation loans, $13.5 million has been purchased within the

Bancorp’s primary market area and $27.3 million outside of the primary market. At June 30, 2009, $16.9 million or 41.3% of the Bancorp’s commercial real estate participation loans have been internally classified as substandard and placed in non-accrual status. All non-accrual commercial real estate participation loans are located outside of the Bancorp’s primary market area. In addition, two out of market commercial real estate participation loans with aggregate balances of $3.7 million have been placed in watch status. As a result of the current credit risk associated with purchasing the out of market commercial real estate participation loans, the Bancorp’s management discontinued the strategy during the third quarter of 2007. The discussion in the paragraphs that follow regarding non-performing loans, internally classified loans and impaired loans include loans from the Bancorp’s commercial real estate participation loan portfolio.
     Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed in non-accrual status. Non-performing loans totaled $24.0 million at June 30, 2009, compared to $12.4 million at December 31, 2008, an increase of $11.6 million or 93.5%. The increase in non-performing loans is related to three commercial real estate participation loans in the aggregate of $12.9 million that were placed in non-accrual status during June 2009. The Bancorp’s current level of non-performing loans is concentrated with four commercial real estate participation loans in the aggregate amount of $16.7 million. As previously reported, one commercial real estate participation loan is a condominium conversion project in Ann Arbor, Michigan, with a balance of $3.8 million, of which $2.2 million has been classified as substandard and $1.6 million is classified as doubtful. Management is in frequent contact with the lead lender and continues to take the appropriate steps for protection of the Bank’s interest in the collateral. At June 30, 2009, for the $3.8 million commercial real estate participation loan, management has established a $1.3 million specific allowance for an estimated collateral deficiency. Management has retained legal counsel to actively pursue potential material violations of the participation agreement and the underlying loan documentation by the lead lender. During the first quarter of 2008, management filed a lawsuit against the lead lender. A second commercial real estate participation loan is a condominium construction project in Orlando, Florida, with a balance of $5.0 million, which is classified as substandard. For this project, based on current information provided by the lead lender, management has established a $704 thousand specific allowance for an estimated collateral deficiency. The third commercial real estate participation loan is an end loan for a hotel located in Dundee, Michigan, with a balance of $3.0 million, which is classified as substandard. Based on current information provided by the lead lender, management has established a $555 thousand specific allowance for an estimated collateral deficiency related to this loan. The fourth commercial real estate participation loan is an end loan for a hotel located in Fort Worth, Texas, with a balance of $5.0 million, which is classified as substandard. Based on current information provided by the lead lender, management has estimated a collateral sufficiency for this loan. For these four commercial real estate participation loans, to the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required.
     The ratio of non-performing loans to total loans was 5.21% at June 30, 2009, compared to 2.54% at December 31, 2008. The ratio of non-performing loans to total assets was 3.61% at June 30, 2009, compared to 1.87% at December 31, 2008. The June 30, 2009, non-performing loan balances include $22.0 million in loans accounted for on a non-accrual basis and $2.0 million in accruing loans, which were contractually past due 90 days or more. Loans, internally classified as substandard, totaled $22.8 million at June 30, 2009, compared to $11.4 million at December 31, 2008. The increase in substandard loans is related to the previously mentioned $12.9 million commercial real estate participation loans that were classified as non-performing and substandard in June 2009. Loans, internally classified as doubtful totaled $1.8 million at June 30, 2009, compared to $2.0 million at December 31, 2008. No loans were classified as loss. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $16.8 million at June 30, 2009, compared to $22.7 million at December 31, 2008. The decrease in watch loans for 2009 is a result of two commercial real estate participation loans that were reclassified as substandard loans.
     A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At June 30, 2009, impaired loans totaled $18.9 million, compared to $8.6 million at December 31, 2008. The June 30, 2009, impaired loan balances consist of fourteen commercial real estate and commercial business loans that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. The June 30, 2009 ALL contained $2.9 million in specific allowances for collateral deficiencies, compared to $1.7 million in specific allowances at December 31, 2008. During the second quarter of 2009, seven additional commercial loans totaling $10.3 million were classified as impaired. Management’s current estimate indicates that a specific allowance of $847 thousand is required for these loans. In addition, during the current quarter eight commercial real estate loans for one borrower totaling $921 thousand were transferred to foreclosed real estate and removed from impaired status. As of June 30, 2009, all loans classified as impaired were also included in the previously discussed substandard loan balances. There were no other loans considered to be impaired loans for the six months ended, June 30, 2009. Typically, management does not individually classify smaller-balance homogeneous loans, such as mortgage or consumer, as impaired.

     During June 2009, the Bancorp’s management was notified that the quarterly interest payments for two of its investments in trust preferred securities have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At June 30, 2009, the book value of the two trust preferred securities totaled $2.8 million. Current estimates indicate that the interest payment delays will last for approximately eighteen to twenty-four months.
     At June 30, 2009, management is of the opinion that there are no loans or securities, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans. Also, at June 30, 2009, no other interest bearing assets were required to be disclosed as non-accrual, past due or restructured. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.
     The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded. The Bancorp has a $1.1 million participation in a $6.4 million letter of credit, which acts as payment support to bondholders. Our portion of the letter of credit is also secured by a cash collateral account and a collateralized guarantee in the amount of $1.0 million. For the past two years, the cash flows from the security collateralizing the letter of credit have been negatively impacted as the property was vacant. Currently, the letter of credit participants have secured a signed lease from a new tenant that opened for operations during May 2009. Management will continue to monitor the letter of credit, bond repayments and the operating results of the new tenant.
     For the six months ended June 30, 2009, $1.8 million in provisions to the ALL account were required, compared to $950 thousand for the six months ended June 30, 2008. The increase in the 2009 ALL provision was related to the need for additional specific allowances for the collateral deficiency associated with the previously mentioned impaired loans, and an increase in loans internally classified as substandard. Charge-offs, net of recoveries, totaled $953 thousand for the six months ended June 30, 2009, compared to $77 thousand for the six months ended June 30, 2008. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to increased risks associated within the local economy, changes in loan balances and mix, and asset quality.
     The ALL to total loans was 1.45% at June 30, 2009, compared to 1.19% at December 31, 2008. The ALL to non-performing loans (coverage ratio) was 27.9% at June 30, 2009, compared to 47.0% at December 31, 2008. The June 30, 2009 balance in the ALL account of $6.7 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.
     At June 30, 2009, the Bancorp had fifteen properties in foreclosed real estate totaling $1.6 million, compared to seven properties totaling $527 thousand at December 31, 2008. The increase in foreclosed real estate is primarily due to the previously mentioned foreclosures during the current quarter on eight commercial real estate loans for one borrower totaling $921 thousand.
     The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio totaled $144.7 million at June 30, 2009, compared to $126.7 million at December 31, 2008, an increase of $18.0 million (14.2%). The increase in securities is a result of investing excess liquidity in short-term investments. At June 30, 2009, the securities portfolio represented 23.6% of interest-earning assets and 21.8% of total assets. The securities portfolio was comprised of 9.7% in U.S. government agency debt securities, 53.3% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 32.9% in municipal securities, 3.5% in corporate securities, and 0.6% in pooled trust preferred securities. At June 30, 2009, securities available-for-sale (“AFS”) totaled $126.5 million or 87.4% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at June 30, 2009, as a result of the increased liquidity from deposit growth and mortgage loans sales, the Bancorp carried $1.2 million in interest bearing balances in financial institutions and $1.2 million in Fed funds sold at the end of the current quarter. At June 30, 2009, the Bancorp had Federal Home Loan Bank (FHLB) stock balance of $3.7 million.
     The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Different judgment and assumptions used in pricing could result in different estimates of value. At the end of each reporting period securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities. An impairment is other-than-temporary if the decline in the fair value of the security is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates. We consider the following factors when determining an other-than-temporary impairment for a security: the length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value; and if, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. At June 30, 2009, none of the Bancorp’s securities have been identified as having an other-than-temporary impairment.
     Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At June 30, 2009, deposits totaled $530.0 million. During the six months ended June 30, 2009, deposits increased by $1.8 million (0.3%). Checking account balances decreased by $404 thousand (0.3%). Savings account balances increased by $3.9 million (7.4%) during the current period. Money market deposit accounts (MMDA’s) decreased by $8.9 million (7.9%). The decrease in MMDA’s was a result of planned deposit withdrawals by a local governmental unit to fund the payment of tax proceeds to local municipalities. Certificates of deposit increased by $7.3 million (3.2%). At June 30, 2009, the deposit base was comprised of 24.6% checking accounts, 19.8% MMDA’s, 10.6% savings accounts and 45.0% certificates of deposit.
     The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. At June 30, 2009, borrowed funds totaled $75.2 million compared to $74.8 million at December 31, 2008, an increase of $410 thousand (0.5%). The Bancorp’s borrowed funds at June 30, 2009, are comprised of $45.0 million in Federal Home Loan Bank (FHLB) fixed advances, $20.9 million in retail repurchase agreements, $6.1 million outstanding on an overnight line of credit with the FHLB, and $3.2 million other short term borrowings.
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
     During the six months ended June 30, 2009, cash and cash equivalents increased by $7.4 million compared to a $154 thousand increase for the six months ended June 30, 2008. The primary sources of cash were proceeds from loan sales, pay downs of securities, loan repayments and funds from deposit growth, FHLB advances and other borrowed funds. The primary uses of cash were the purchase of securities, loan originations, funding of deposit withdrawals, repayment of FHLB advances and the payment of common stock dividends. Cash required for operating activities totaled $461 thousand for the six months ended June 30, 2009, compared to cash provided by operating activities of $3.7 million for the six month period ended June 30, 2008. The change in cash required from operating activities was a result of net changes in other assets and other liabilities. Cash inflows from investing activities totaled $7.5 million for the current period, compared to cash outflows of $26.9 million for the six months ended June 30, 2008. The change for the current six months was primarily related to the decrease in loan balances, as a result of the sale of fixed rate mortgage loans. Net cash inflows from financing activities totaled $399 thousand during the current period compared to net cash inflows of $23.3 million for the six months ended June 30, 2008. The change in net cash inflows from financing activities was a result of reduced funding requirement for both deposits and borrowings during the six months ended June 30, 2009. The Bancorp paid dividends on common stock of $1.9 million for the six months ended June 30, 2009, compared to $2.0 million for the six months ended June 30, 2008.
     At June 30, 2009, outstanding commitments to fund loans totaled $96.2 million. Approximately 40.7% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $3.7 million at June 30, 2009. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.
     During January 2009, the Bancorp began the construction of a state-of-the-art banking center in Valparaiso, Indiana. The cost of the new facility is $1.3 million. During the current quarter, construction disbursements totaled $812 thousand. The funding for these disbursements was acquired from current period cash inflows. The facility opened in June 2009 and will not have a material impact on noninterest expense during the current year. The new facility will provide opportunities to expand market share for the Bancorp’s products and services within the city of Valparaiso.
     Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2009, stockholders’ equity increased by $516 thousand (1.0%). During the current six months, stockholders’ equity was increased by net income of $2.8 million. Items decreasing stockholders’ equity were the net change in the valuation of the available-for-sale securities of $334 thousand, the declaration of $1.9 million in cash dividends and an establishment of a $84 thousand bank owned split dollar postretirement benefit liability.
     On May 22, 2009, the Board of Directors of the Bancorp declared a quarterly dividend of $0.32 per share payable on July 2, 2009 to shareholders of record as of June 19, 2009. The quarterly dividend was reduced by $0.04 (11.1%), compared to the dividend declared during the previously quarter. The dividend reduction was prompted by the action of the Federal Deposit Insurance Corporation to levy a special assessment on all federally insured banks. The Bancorp’s special assessment totaled $305 thousand and will be paid to the FDIC on September 30, 2009.
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
     The following table shows that, at June 30, 2009, and December 31, 2008, the Bancorp’s capital exceeded all regulatory capital requirements. During the quarter, the Bancorp’s regulatory ratios were negatively impacted by new regulatory requirements regarding collateralized debt obligations. The new regulatory requirements state that when collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased capital risk weightings are required for the downgraded investments. The Bancorp currently holds four pooled Trust Preferred Securities in the amount $5.5 million. These investments currently have ratings that are below investment grade. As a result, approximately $3.7 million in Tier 1 capital has been allocated to these securities for the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both June 30, 2009 and December 31, 2008. The dollar amounts are in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
At June 30, 2009	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$61.6	11.4%	$43.4	8.0%	$54.2	10.0%
Tier 1 capital to risk-weighted assets	$54.9	10.1%	$21.7	4.0%	$32.5	6.0%
Tier 1 capital to adjusted average assets	$54.9	8.2%	$20.2	3.0%	$33.6	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2008	Amount Ratio		Amount Ratio		Amount Ratio
Total capital to risk-weighted assets	$59.9	12.0%	$39.9	8.0%	$50.0	10.0%
Tier 1 capital to risk-weighted assets	$54.1	10.8%	$20.0	4.0%	$29.9	6.0%
Tier 1 capital to adjusted average assets	$54.1	8.2%	$20.0	3.0%	$33.1	5.0%
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
Results of Operations — Comparison of the Quarter Ended June 30, 2009 to the Quarter Ended June 30, 2008
     Net income for the quarter ended June 30, 2009 was $1.1 million, compared to $1.4 million for the quarter ended June 30, 2008, a decrease of $392 thousand (27.1%). The earnings represent a ROA of 0.63% for the quarter ended June 30, 2009, compared to 0.89% for the quarter ended June 30, 2008. The ROE was 7.71% for the quarter ended June 30, 2009, compared to 10.36% for the quarter ended June 30, 2008.
     Net interest income for the three months ended June 30, 2009 was $5.8 million, an increase of $108 thousand (1.9%), compared to $5.6 million for the quarter ended June 30, 2008. The increase in net interest income has been positively impacted by the decrease in the Bancorp’s cost of funds as a result the Federal Reserve’s continued action in maintaining a low short-term interest rate environment. The weighted-average yield on interest-earning assets was 5.13% for the three months ended June 30, 2009, compared to 5.77% for the three months ended June 30, 2008. The weighted-average cost of funds for the quarter ended June 30, 2009, was 1.53% compared to 2.14% for the quarter ended June 30, 2008. The impact of the 5.13% return on interest earning assets and the 1.53% cost of funds resulted in an interest rate spread of 3.60% for the current quarter compared to 3.63% for the quarter ended June 30, 2008. During the current quarter, total interest income decreased by $698 thousand (8.0%) while total interest expense decreased by $807 thousand (25.6%). The net interest margin was 3.64% for the three months ended June 30, 2009, compared to 3.69% for the quarter ended June 30, 2008. On a tax equivalent basis, the Bancorp’s net interest margin was 3.86% for the three months ended June 30, 2009, compared to 3.85% for the quarter ended June 30, 2008. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the three months ended June 30, 2009, interest income from loans decreased by $812 thousand (11.0%), compared to the three months ended June 30, 2008. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio and lower average balances. The weighted-average yield on loans outstanding was 5.54% for the current quarter, compared to 6.05% for the three months ended June 30, 2008. Loan balances averaged $473.4 million for the current quarter, a decrease of $13.7 million (2.8%) from $487.1 million for the three months ended June 30, 2008. During the three months ended June 30, 2009, interest income on securities and other interest bearing balances increased by $113 thousand (8.1%), compared to the quarter ended June 30, 2008. The increase was due to an increase in securities balances, slightly offset by a decrease in average yield. The weighted-average yield on securities and other interest bearing balances was 4.40%, for the current quarter, compared to 4.62% for the three months ended June 30, 2008. Securities balances averaged $137.4 million for the current quarter, up $19.4 million (16.4%) from $118.0 million for the three months ended June 30, 2008. The increase in security average balances is a result consistent investment growth during 2009. Other interest bearing balances averaged $18.3 million for the current period, up $14.8 million (422.9%) from $3.5 million for the three months ended June 30, 2008. The increase in other interest bearing balances is a result of additional liquidity primarily generated by loan sales during 2009.
     Interest expense on deposits decreased by $719 thousand (27.6%) during the current quarter compared to the three months ended June 30, 2008. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended June 30, 2009 was 1.39%, compared to 2.02% for the quarter ended June 30, 2008. Total deposit balances averaged $543.3 million for the current quarter, up $26.8 million (5.2%) from $516.5 million for the quarter ended June 30, 2008. Interest expense on borrowed funds decreased by $88 thousand (16.0%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted average paid for borrowing funds. The weighted-average cost of borrowed funds was 2.68% for the current quarter compared to 2.99% for the three months ended June 30, 2008. Borrowed funds averaged $68.7 million during the quarter ended June 30, 2009, a decrease of $4.7 million (6.4%) from $73.4 million for the quarter ended June 30, 2008.
     Noninterest income for the quarter ended June 30, 2009 was $1.5 million, an increase of $314 thousand (26.6%) from $1.2 million for the quarter ended June 30, 2008. During the current quarter, fees and service charges totaled $671 thousand, a decrease of $36 thousand (5.1%) from $707 thousand for the quarter ended June 30, 2008. The decrease in fees and service charges is a result of a reduction in fee related deposit accounts. Gains from loan sales totaled $299 thousand for the current quarter, an increase of $268 thousand (864.5%), compared to $31 thousand for the quarter ended June 30, 2008. The increase in gains from the sale of loans is a result of increased customer refinance activity to low rate fixed rate mortgages. Fees from Wealth Management operations totaled $205 thousand for the quarter ended June 30, 2009, a decrease of $3 thousand (1.3%) from $208 thousand for the quarter ended June 30, 2008. The decrease in Wealth Management income is related to a reduction in the market value of assets under management. Gains from the sale of securities totaled $204 thousand for the current quarter, an increase of $174 thousand (579.1%) from $30 thousand for the quarter ended June 30, 2008. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $104 thousand for the quarter ended June 30, 2009, an increase of $2 thousand (1.6%), compared to $102 thousand for the quarter ended June 30, 2008. For the quarter ended June 30, 2009, a gain of $6 thousand on foreclosed real estate was realized. During the quarter ended June 30, 2008, no gain or loss on foreclosed real estate was recorded. During the current quarter, other noninterest income totaled $7 thousand, a decrease of $97 thousand (93.1%) from $104 thousand for the quarter ended June 30, 2008. The decrease in other noninterest income was due to the reversal of an allowance for a previous impairment on a letter of credit.
     Noninterest expense for the quarter ended June 30, 2009 was $5.0 million, an increase of $805 thousand (19.4%) from $4.1 million for the three months ended June 30, 2008. During the current quarter, compensation and benefits totaled $2.25 million, an increase of $92 thousand (4.3%) from $2.15 million for the quarter ended June 30, 2008. The change in compensation and benefits is related to the increase in additional personnel for retail banking activities related to the newly opened Gary, Indiana and Valparaiso, Indiana banking centers, and annual compensation increases for bank personnel. Occupancy and equipment totaled $750 thousand for the current quarter, an increase of $31 thousand (4.4%) compared to $719 thousand for the quarter ended June 30, 2008. The increase is related to the operations of the new banking center in Gary. Data processing expense totaled $215 thousand for the three months ended June 30, 2009, a decrease of $1 thousand (0.4%) from $216 thousand for the three months ended June 30, 2008. Marketing expense related to banking products totaled $147 thousand for the current quarter, an increase of $32 thousand (28.0%) from $115 thousand for the three months ended June 30, 2008. The increase in marketing expense was a result of additional brand and product advertising during the current quarter. Federal deposit insurance premium expense totaled $553 thousand for the three months ended June 30, 2009, an increase of $538 thousand (3586.7%) from $15 thousand for the three months ended June 30, 2008. The change is a result of an industry wide increase in the FDIC insurance premium assessment rates, elimination of 2008 premium credits and an industry wide FDIC special assessment that was recorded as of June 30, 2009. The FDIC special assessment totaled $305 thousand. Other expenses related to banking operations totaled $1.0 million for the quarter ended June 30, 2009, an increase of $113 thousand (12.1%) from $929 thousand for the quarter ended June 30, 2008. The change in other expenses is a result of increase in third-party professional services. The Bancorp’s efficiency ratio was 68.6% for the quarter ended June 30, 2009, compared to 61.0% for the three months ended June 30, 2008. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period. The increase in the efficiency ratio for the quarter ended June 30, 2009 is related the additional noninterest expense for FDIC insurance premiums.
     Income tax expenses for the three months ended June 30, 2009 totaled $104 thousand, compared to $390 thousand for the three months ended June 30, 2008, a decrease of $286 thousand (73.3%). The combined effective federal and state tax rates for the Bancorp was 9.0% for the three months ended June 30, 2009, compared to 21.3% for the three months ended June 30, 2008. The Bancorp’s current effective tax rate is a result of tax benefits related to the Bank’s investment subsidiary, real estate investment trust, affordable housing tax credits, and continued investments in government loans and municipal securities. In addition, the lower effective tax rate for the second quarter of 2009, compared to 2008, was a result of tax accrual reversals as a result of the low net income for the three months ended June 30, 2009.
Results of Operations — Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008
     Net income for the six months ended June 30, 2009 was $2.8 million, compared to $3.1 million for the six months ended June 30, 2008, a decrease of $335 thousand (10.8%). The earnings represent a ROA of 0.82% for the six months ended June 30, 2009, compared to 0.96% for the six months ended June 30, 2008. The ROE was 10.16% for the six months ended June 30, 2009, compared to 11.19% for the six months ended June 30, 2008.
     Net interest income for the six months ended June 30, 2009 was $11.5 million, an increase of $936 thousand (8.8%), compared to $10.6 million for the six months ended June 30, 2008. The increase in net interest income has been positively impacted by the decrease in the Bancorp’s cost of funds as a result the Federal Reserve’s continued action in maintaining a low short-term interest rate environment. The weighted-average yield on interest-earning assets was 5.27% for the six months ended June 30, 2009, compared to 5.84% for the six months ended June 30, 2008. The weighted-average cost of funds for the six months ended June 30, 2009, was 1.64% compared to 2.41% for the six months ended June 30, 2008. The impact of the 5.27% return on interest earning assets and the 1.64% cost of funds resulted in an interest rate spread of 3.63% for the current six months compared to 3.43% for the six months ended June 30, 2008. During the current six months, total interest income decreased by $1.1 million (6.2%) while total interest expense decreased by $2.0 million (28.8%). The net interest margin was 3.67% for the six months ended June 30, 2009, compared to 3.51% for the six months ended June 30, 2008. On a tax equivalent basis, the Bancorp’s net interest margin was 3.89% for the six months ended June 30, 2009, compared to 3.67% for the six months ended June 30, 2008. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.
     During the six months ended June 30, 2009, interest income from loans decreased by $1.4 million (9.4%), compared to the six months ended June 30, 2008. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio and lower average balances. The weighted-average yield on loans outstanding was 5.59% for the current six months, compared to 6.14% for the six months ended June 30, 2008. Loan balances averaged $479.4 million for the current six months, a decrease of $7.7 million (1.6%) from $487.1 million for the six months ended June 30, 2008. During the six months ended June 30, 2009, interest income on securities and other interest bearing balances increased by $298 thousand (10.6%), compared to the six months ended June 30, 2008. The increase was due to an increase in securities balances, slightly offset by a decrease in average yield. The weighted-average yield on securities and other interest bearing balances was 4.20%, for the current six months, compared to 4.64% for the six months ended June 30, 2008. Securities balances averaged $147.9 million for the current six months, up $26.8 million (22.1%) from $121.1 million for the six months ended June 30, 2008. The increase in security average balances is a result consistent investment growth during 2009. Other interest bearing balances averaged $14.8 million for the current period, up $11.3 million (322.9%) from $3.5 million for the six months ended June 30, 2008. The increase in other interest bearing balances is a result of additional liquidity primarily generated by loan sales during 2009.
     Interest expense on deposits decreased by $1.8 million (31.2%) during the current six months compared to the six months ended June 30, 2008. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the six months ended June 30, 2009 was

1.51%, compared to 2.28% for the six months ended June 30, 2008. Total deposit balances averaged $538.2 million for the current six months, up $21.9 million (4.2%) from $516.3 million for the six months ended June 30, 2008. Interest expense on borrowed funds decreased by $184 thousand (16.3%) during the current six months due to a decrease in average daily balances and a decrease in the weighted average paid for borrowing funds. The weighted-average cost of borrowed funds was 2.63% for the current six months compared to 3.37% for the six months ended June 30, 2008. Borrowed funds averaged $72.1 million during the six months ended June 30, 2009, a decrease of $5.0 million (7.5%) from $67.1 million for the six months ended June 30, 2008.
     Noninterest income for the six months ended June 30, 2009 was $3.1 million, an increase of $729 thousand (30.6%) from $2.4 million for the six months ended June 30, 2008. During the current six months, fees and service charges totaled $1.3 million, a decrease of $93 thousand (6.6%) from $1.4 million for the six months ended June 30, 2008. The decrease in fees and service charges is a result of a reduction in fee related deposit accounts. Gains from loan sales totaled $865 thousand for the current six months, an increase of $795 thousand (1135.8%), compared to $70 thousand for the six months ended June 30, 2008. The increase in gains from the sale of loans is a result of increased customer refinance activity to low rate fixed rate mortgages and a one-time sale of portfolio fixed rate mortgage loans, which the Bancorp sold to reduce interest rate risk on its balance sheet. Fees from Wealth Management operations totaled $402 thousand for the six months ended June 30, 2009, a decrease of $15 thousand (3.5%) from $417 thousand for the six months ended June 30, 2008. The decrease in Wealth Management income is related to a reduction in the market value of assets under management. Gains from the sale of securities totaled $344 thousand for the current six months, an increase of $198 thousand (135.7%) from $146 thousand for the six months ended June 30, 2008. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $208 thousand for the six months ended June 30, 2009, an increase of $3 thousand (1.6%), compared to $205 thousand for the six months ended June 30, 2008. For the six months ended June 30, 2009, a loss of $31 thousand on foreclosed real estate was realized, while a gain of $19 thousand on foreclosed real estate was realized for the six months ended June 30, 2008. During the current six months, other noninterest income totaled $10 thousand, a decrease of $110 thousand (91.5%) from $120 thousand for the six months ended June 30, 2008. The decrease in other noninterest income was due to the reversal of an allowance for a previous impairment on a letter of credit.
     Noninterest expense for the six months ended June 30, 2009 was $9.5 million, an increase of $1.2 million (15.7%) from $8.2 million for the six months ended June 30, 2008. During the current six months, compensation and benefits totaled $4.6 million, an increase of $276 thousand (6.4%) from $4.3 million for the six months ended June 30, 2008. The change in compensation and benefits is related to the increase in additional personnel for retail banking activities related to the newly opened Gary, Indiana and Valparaiso, Indiana banking centers, and annual compensation increases for bank personnel. Occupancy and equipment totaled $1.5 million for the current six months, an increase of $118 thousand (8.3%) compared to $1.4 million for the six months ended June 30, 2008. The increase is related to the operations of the new banking center in Gary. Data processing expense totaled $430 thousand for the six months ended June 30, 2009, an increase of $2 thousand (0.5%) from $428 thousand for the six months ended June 30, 2008. Marketing expense related to banking products totaled $214 thousand for the current six months, a decrease of $5 thousand (2.2%) from $219 thousand for the six months ended June 30, 2008. Federal deposit insurance premium expense totaled $740 thousand for the six months ended June 30, 2009, an increase of $710 thousand (2366.7%) from $30 thousand for the six months ended June 30, 2008. The change is a result of an industry wide increase in the FDIC insurance premium assessment rates, elimination of 2008 premium credits and an industry wide FDIC special assessment that was recorded as of June 30, 2009. Other expenses related to banking operations totaled $2.0 million for the six months ended June 30, 2009, an increase of $185 thousand (10.3%) from $1.8 million for the six months ended June 30, 2008. The change in other expenses is a result of an increase in third party professional services. The Bancorp’s efficiency ratio was 65.0% for the six months ended June 30, 2009, compared to 63.4% for the six months ended June 30, 2008. The increase in the efficiency ratio for the six months ended June 30, 2009 is related the additional noninterest expense for FDIC insurance premiums.
     Income tax expenses for the six months ended June 30, 2009 totaled $553 thousand, compared to $704 thousand for the six months ended June 30, 2008, a decrease of $151 thousand (21.4%). The combined effective federal and state tax rates for the Bancorp was 16.7% for the six months ended June 30, 2009, compared to 18.5% for the six months ended June 30, 2008. The Bancorp’s current effective tax rate is a result of tax benefits related to the Bank’s investment subsidiary, real estate investment trust, affordable housing tax credits, and continued investments in government loans and municipal securities.
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
          (a) Evaluation of Disclosure Controls and Procedures.
          The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a — 15(e) and 15d — 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp’s disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2009, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          (b) Changes in Internal Control Over Financial Reporting.
          There was no change in the Bancorp’s internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings
The Bancorp is not party to any material legal proceedings. From time to time, the Bank is a party to ordinary routine litigation incidental to its business, including foreclosures.

Item 1A.	Risk Factors
Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There are no matters reportable under this item.

Item 3.	Defaults Upon Senior Securities
There are no matters reportable under this item.

Item 4.	Submission of Matters to a Vote of Security Holders
The Bancorp held its annual meeting of shareholders on April 24, 2009. At this meeting the shareholders:
1.	Elected the following directors for a three-year term:

		Number of Votes
	For	Against	Abstain
David A. Bochnowski	2,149,869	—	21,872
James L. Wieser	2,135,580	12,426	23,735
Kenneth V. Krupinski	2,153,363	3,000	15,378
Anthony Puntillo D.D.S. M.S.D	2,144,121	11,000	16,620
          Other directors whose term of office as a director continued after the meeting include:

Donald Fesko	Joel Gorelick
Edward J. Furticella	Lourdes M. Dennison
Stanley E. Mize	Amy Han
Frank J. Bochnowski
2.	Ratified the appointment of Plante & Moran, PLLC as the auditors for the Bancorp for the year ending December 31, 2009.

Number of Votes
For	Against	Abstain
2,121,656	1,074	49,011

Item 5.	Other Information
There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP
Date: July 27, 2009	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: July 27, 2009	/s/ Robert T. Lowry
Robert T. Lowry
Senior Vice President, Chief Financial Officer and Treasurer