Form 10-Q
period 2009-09-30
NORTHWEST INDIANA BANCORP
filed 2009-11-16
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to ________

Commission File Number: 0-26128

NorthWest Indiana Bancorp
(Exact name of registrant as specified in its charter)

Indiana	35-1927981
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

9204 Columbia Avenue
Munster, Indiana	46321
(Address of principal executive offices)	(ZIP code)

Registrant's telephone number, including area code:  (219) 836-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                  Yes ☐                No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐  Smaller Reporting Company ☒
                                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 2,816,663 shares of the registrant’s Common Stock, without par value, outstanding at September 30, 2009.

NorthWest Indiana Bancorp
Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Income, Three and Nine months Ended
	September 30, 2009 and 2008	2

	Consolidated Statements of Changes in Stockholders' Equity, Three and Nine months
	Ended September 30, 2009 and 2008	3

	Consolidated Statements of Cash Flows, Nine months
	Ended September 30, 2009 and 2008	4

	Notes to Consolidated Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	16-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	26

PART II. Other Information		27

SIGNATURES		28

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
(Dollars in thousands)	(unaudited)

ASSETS

Cash and non-interest bearing balances in financial institutions	$8,981	$10,005
Interest bearing balances in financial institutions	16,394	-
Federal funds sold	3,664	1,291
Total cash and cash equivalents	29,039	11,296

Securities available-for-sale	122,279	108,207
Securities held-to-maturity	21,280	18,515
Loans held for sale	906	-
Loans receivable	463,143	489,509
Less: allowance for loan losses	(5,173)	(5,830)
Net loans receivable	457,970	483,679
Federal Home Loan Bank stock	3,650	3,650
Accrued interest receivable	2,893	3,160
Premises and equipment	19,511	19,083
Foreclosed real estate	3,617	527
Cash value of bank owned life insurance	11,948	11,641
Other assets	5,203	4,974

Total assets	$678,296	$664,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$52,201	$43,367
Interest bearing	505,069	484,781
Total	557,270	528,148
Borrowed funds	61,050	74,795
Accrued expenses and other liabilities	6,657	9,016

Total liabilities	624,977	611,959

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: September 30, 2009 - 2,889,802	361	361
December 31, 2008 - 2,887,452
shares outstanding: September 30, 2009 - 2,816,663
December 31, 2008 - 2,809,075
Additional paid in capital	5,095	5,064
Accumulated other comprehensive income/(loss)	653	(1,289)
Retained earnings	48,799	50,365
Treasury stock, common shares at cost: September 30, 2009 - 73,139
December 31, 2008 - 78,377	(1,589)	(1,728)

Total stockholders' equity	53,319	52,773

Total liabilities and stockholders' equity	$678,296	$664,732

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans receivable
Real estate loans	$5,293	$6,285	$16,826	$19,004
Commercial loans	954	941	2,767	2,939
Consumer loans	29	40	93	118
Total loan interest	6,276	7,266	19,686	22,061

Securities	1,538	1,482	4,632	4,243
Other interest earning assets	3	13	14	59

Total interest income	7,817	8,761	24,332	26,363

Interest expense:
Deposits	1,636	2,365	5,687	8,255
Borrowed funds	437	607	1,384	1,738

Total interest expense	2,073	2,972	7,071	9,993

Net interest income	5,744	5,789	17,261	16,370
Provision for loan losses	4,675	590	6,490	1,540

Net interest income after provision for loan losses	1,069	5,199	10,771	14,830

Noninterest income:
Fees and service charges	694	782	2,004	2,185
Gain on sale of loans, net	167	24	1,032	94
Wealth management operations	270	201	672	618
Gain on securities, net	93	41	437	187
Increase in cash value of bank owned life insurance	98	106	306	311
Other-than-temporary impairment of securities	138	0	(145)	0
Portion of gain/(loss) recognized in other comprehensive income	(182)	0	101	0
Gain/(loss) on foreclosed real estate	(26)	(40)	(58)	(21)
Other	11	11	23	131

Total noninterest income	1,263	1,125	4,372	3,505

Noninterest expense:
Compensation and benefits	2,451	2,243	7,061	6,577
Occupancy and equipment	782	733	2,315	2,148
Federal deposit insurance premiums	246	27	986	57
Data processing	222	213	652	641
Marketing	153	85	368	304
Other	924	976	2,896	2,764

Total noninterest expense	4,778	4,277	14,278	12,491

Income before income tax expenses	(2,446)	2,047	865	5,844
Income tax expenses/(benefit)	(1,051)	474	(498)	1,178

Net income/(loss)	$(1,395)	$1,573	$1,363	$4,666

Earnings/(loss) per common share:
Basic	$(0.50)	$0.56	$0.48	$1.66
Diluted	$(0.50)	$0.56	$0.48	$1.65

Dividends declared per common share	$0.32	$0.36	$1.00	$1.08

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2009	2008	2009	2008

Balance at beginning of period	$53,274	$52,253	$52,773	$52,733

Comprehensive income:
Net income/(loss)	(1,395)	1,573	1,363	4,666
Net unrealized gain/(loss) on securities
available-for-sale, net of reclassifications and tax effects	2,283	(1,976)	1,948	(3,410)
Amortization of unrecognized gain	(2)	(2)	(6)	(9)
Comprehensive income/(loss)	886	(405)	3,305	1,247

Issuance of common stock,
under stock based compensation plan, including tax effects	-	60	4	101

Stock based compensation expense	9	14	33	45

Sale of treasury stock	52	25	101	89

Stock repurchase	-	-	-	(226)

Adjustment to retained earnings for EITF 06-4	-	-	(84)	(20)

Cash dividends	(902)	(1,011)	(2,813)	(3,033)

Balance at end of period	$53,319	$50,936	$53,319	$50,936

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,363	$4,666
Adjustments to reconcile net income to
net cash provided by operating activities:
Origination of loans for sale	(44,961)	(3,940)
Sale of loans originated for sale	44,771	3,812
Depreciation and amortization, net of accretion	1,095	1,149
Amortization of mortgage servicing rights	113	69
Amortization of investment in real estate limited partnerships	142	19
Equity in (gain)/loss of investment in limited partnership,
net of interest received	11	73
Stock based compensation expense	33	45
Net gains on sales and calls of securities	(437)	(187)
Net gains on sale of loans	(1,032)	(94)
Net losses due to other-than-temporary impairment of securities	44	-
Net losses on foreclosed real estate	58	21
Provision for loan losses	6,490	1,540
Net change in:
Interest receivable	267	191
Other assets	(1,373)	(410)
Cash value of bank owned life insurance	(307)	(311)
Accrued expenses and other liabilities	(2,442)	(405)
Total adjustments	2,472	1,572
Net cash from operating activities	3,835	6,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	17,254	24,343
Proceeds from sales of securities available-for-sale	21,023	5,976
Purchase of securities available-for-sale	(48,914)	(39,612)
Purchase of securities held-to-maturity	(3,860)	(2,171)
Proceeds from maturities and pay downs of securities held-to-maturity	1,073	1,925
Proceeds from sale of loans transferred to held-for-sale	10,651	-
Loan participations purchased	-	(200)
Net change in loans receivable	5,578	(19,138)
Purchase of Federal Home Loan Bank Stock	-	(100)
Purchase of premises and equipment, net	(1,566)	(3,082)
Proceeds from sale of foreclosed real estate	-	109
Net cash from investing activities	1,239	(31,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	29,122	29,065
Proceeds from FHLB advances	6,000	30,000
Repayment of FHLB advances	(13,000)	(26,000)
Change in other borrowed funds	(6,745)	(3,793)
Tax effect of nonqualified stock option exercise	-	6
Proceeds from issuance of common stock	4	95
Proceeds from sale of treasury stock	101	89
Dividends paid	(2,813)	(3,034)
Treasury stock purchased	-	(226)
Net cash from financing activities	12,669	26,202
Net change in cash and cash equivalents	17,743	490
Cash and cash equivalents at beginning of period	11,296	12,111
Cash and cash equivalents at end of period	$29,039	$12,601

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,128	$10,379
Income taxes	$990	$1,390
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$3,529	$821
Transfers from loans to loans held for sale	$10,493	$-

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation
The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc.  The Bancorp has no other business activity other than being a holding company for the Bank.  The Bancorp’s earnings are dependent upon the earnings of the Bank.  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements.  In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2009 and December 31, 2008, and the consolidated statements of income and changes in stockholders’ equity for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.  The income reported for the nine-month period ended September 30, 2009 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 – Securities
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
9/30/2009
U.S. government sponsored entities	$1,992	$73	$-	$2,065
CMO and residential mortgage-backed securities	62,670	2,716	-	65,386
Municipal securities	33,438	2,007	(59)	35,386
Corporate debt securities	3,026	89	(11)	3,104
CMO government sponsored entities	14,805	270	(11)	15,064
Collateralized debt obligations	5,435	-	(4,161)	1,274
Total debt securities	$121,366	$5,155	$(4,242)	$122,279

12/31/2008
U.S. government sponsored entities	$5,484	$137	$-	$5,621
CMO and residential mortgage-backed securities	63,520	1,856	(7)	65,369
Municipal securities	26,952	259	(532)	26,679
Corporate debt securities	5,079	-	(266)	4,813
CMO government sponsored entities	3,756	97	(1)	3,852
Collateralized debt obligations	5,481	-	(3,608)	1,873
Total debt securities	$110,272	$2,349	$(4,414)	$108,207

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	(Dollars in thousands)
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
9/30/2009
Municipal securities	$20,256	$906	$(4)	$21,158
Residential mortgage-backed securities	1,024	34	(4)	1,054
Total debt securities	$21,280	$940	$(8)	$22,212

12/31/2008
Municipal securities	$18,127	$117	$(263)	$17,981
Residential mortgage-backed securities	388	16	-	404
Total debt securities	$18,515	$133	$(263)	$18,385

The fair value of debt securities and carrying amount, if different, at September 30, 2009 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale	Held-to-maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$192	$-	$-
Due from one to five years	6,239	-	-
Due over five years	35,398	20,256	21,158
CMO and residential mortgage-backed securities	80,450	1,024	1,054
Total	$122,279	$21,280	$22,212

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	9/30/2009	12/31/2008

Proceeds	$21,023	$11,203
Gross gains	437	214
Gross losses	(344)	(5)

Change in net unrealized gain/(loss) on available-for-sale securities included in other comprehensive income is as follows:

(Dollars in thousands)
Unrealized gains (losses) on securities available for sale
Beginning balance, June 30, 2009	$(1,375)
Current period change	1,948
Ending balance, September 30, 2009	$573

Securities with carrying values of $30,010,000 and $37,414,000 were pledged as of September 30, 2009 and December 31, 2008, respectively, as collateral for repurchase agreements and public funds and for other purposes as permitted or required by law.

Securities with unrealized losses at September 30, 2009 and December 31, 2008 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
9/30/2009
Description of Securities:
U.S. government
sponsored entities	$-	$-	$-	$-	$-	$-
CMO and residential mortgage-
backed securities	4,325	(15)	39	-	4,365	(15)
Municipal securities	-	-	1,882	(63)	1,882	(63)
Corporate debt securities	-	-	3,105	(11)	3,105	(11)
Collateralized debt obligations	-	-	1,274	(4,047)	1,274	(4,047)
Total temporarily impaired	$4,325	$(15)	$6,300	$(4,121)	$10,626	$(4,136)

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
12/31/2008
Description of Securities:
U.S. government
sponsored entities	$-	$-	$104	$(1)	$104	$(1)
CMO and residential mortgage-
backed securities	1,368	(3)	371	(4)	1,739	(7)
Municipal securities	25,924	(795)	-	-	25,924	(795)
Corporate debt securities	4,813	(266)	-	-	4,813	(266)
Collateralized debt obligations	1,409	(2,640)	464	(968)	1,873	(3,608)
Total temporarily impaired	$33,514	$(3,704)	$939	$(973)	$34,453	$(4,677)

      Unrealized losses on securities have not been recognized into income because the securities are of high credit quality or have undisrupted cash flows.  Management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the securities approach maturity.

Note 4 – Loans Receivable
Non-performing loans at period-end were as follows:

	(Dollars in thousands)
	9/30/2009	12/31/2008
Loans past due over 90 days still on accrual	$1,770	$1,476
Non-accrual loans	17,337	10,937

Impaired loans at period-end were as follows:

	(Dollars in thousands)
	9/30/2009	12/31/2008
Period-end loans with no allocated
allowance for loan losses	$14,037	$1,748
Period-end loans with allocated
allowance for loan losses	803	6,819
Total	$14,840	$8,567
Amount of the allowance for
loan losses allocated	$201	$1,683
Average of impaired loans
during the period	$11,784	$7,393
Interest income recognized
during impairment	-	-
Cash-basis interest income
recognized during impairment	-	-

Note 5 - Concentrations of Credit Risk
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

Note 6 – Earnings Per Share
Earnings per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding.   A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three and nine months ended September 30, 2009 and September 30, 2008 are presented below:

(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic earnings per common share:
Net income as reported	$(1,395)	$1,573	$1,363	$4,666
Weighted average common shares outstanding:	2,816,600	2,807,103	2,813,031	2,809,244
Basic earnings per common share:	$(0.50)	$0.56	$0.48	$1.66
Diluted earnings per common share:
Net income as reported	$(1,395)	$1,573	$1,363	$4,666
Weighted average common shares outstanding:	2,816,600	2,807,103	2,813,031	2,809,244
Add: Dilutive effect of assumed stock
option exercises:	-	17,698	-	17,006
Weighted average common and dilutive
potential common shares outstanding:	2,816,600	2,824,801	2,813,031	2,826,250
Diluted earnings per common share:	$(0.50)	$0.56	$0.48	$1.65

Note 7 – Stock Based Compensation
The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock.  As required by the Compensation – Stock Compensation Topic (formerly Financial Accounting Standards No. 123R (FAS 123R,), “Share-Based Payments”), companies are required to record compensation cost for stock options provided to employees in return for employment service.  The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options.  Compensation cost will also be recorded for prior option grants that vest after the date of adoption.  For the nine months ended September 30, 2009, stock based compensation expense of $33,000 was recorded, compared to $45,000 for the nine months ended September 30, 2008.  It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $11,000 in 2009 and $42,000 in 2010.

There were 2,500 shares of restricted stock granted during the first nine months of 2009, compared to 600 shares during the first nine months of 2008.

A summary of option activity under the Bancorp’s incentive stock option plan for the three and nine months ended September 30, 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2009	70,597	$23.56
Granted	-	$-
Exercised	(200)	$20.50
Forfeited or expired	(3,650)	$22.00
Outstanding at September 30, 2009	66,747	$23.65	2.5	-
Exercisable at September 30, 2009	65,746	$23.58	2.4	-

There were no options granted during the first nine months of 2009. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008, was $700 and $30,388.

Note 8 – Adoption of New Accounting Standards
Effective for periods on or after September 15, 2009, references to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, which is sometimes referred to as the Codification or ASC.  The Codification does not change how NorthWest Indiana Bancorp accounts for its transactions or the nature of related disclosures made.  However, when referring to GAAP, the Bancorp refers to topics in the ASC. We have updated references to GAAP to reflect the guidance in the Codification.

The Fair Value Measurements Topic of the ASC (formerly known as FAS No. 157), establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Topic establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The Topic was effective for fiscal years beginning after November 15, 2007.  In February 2008, this Topic was updated (formerly FSP 157-2) to delay the effective date of  the Standard for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the Topic was updated (formerly FSP 157-3) to clarify the application of the Topic in a market that is not active.  In April 2009, the Topic was updated  (formerly FSP 157-4)  to provide additional guidance for estimating fair value in accordance with the Topic when the volume and level of activity for the asset or liability being measured have significantly decreased.  This update also included guidance on identifying circumstances that indicate a transaction is not orderly.  This update was effective for reporting periods ending after June 15, 2009.

The Compensation – Retirement Benefits Aspects Topic (formerly known as EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”) requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue was effective for fiscal years beginning after December 15, 2007.  A liability of $104,000 has been recorded and reflected as an adjustment to retained earnings since adoption.

The Financial Instruments Topic was updated (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) to require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  This update was effective for the Bancorp’s interim period ending on June 30, 2009 and has been included as part of Note 9, Fair Value.

The Investments – Debt and Equity Securities Topic was updated (formerly FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”) to amend current other-than-temporary impairment guidance in the Topic for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This update does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The Topic is effective for the Bancorp’s interim period ending on June 30, 2009.

The Subsequent Events Topic (formerly FAS No. 165, “Subsequent Events”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this Topic, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

The Transfers and Servicing Topic was updated (formerly FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”) to remove the concept of a qualifying special-purpose entity from the Topic and removes the exception from applying the Consolidations Topic (formerly FASB Interpretation No. 46R)  The objective in issuing this update is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This update must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The impact of adoption is not expected to be material.

The Consolidations Topic was amended (formerly FAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) to improve financial reporting by enterprises involved with variable interest entities.  The amendment addresses (1) the effects on certain provisions of the Topic as they relate to the elimination of the qualifying special-purpose entity concept in the Transfers and Servicing Topic and (2) constituent concerns about the application of certain key provisions of the Topic including those in which the accounting and disclosures under the Topic do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This amendment shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The impact of adoption is not expected to be material.

Note 9 – Fair Value
The Fair Value Measurements Topic establishes a hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Topic describes three levels of inputs that may be used to measure fair value:

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

      At the end of each reporting period securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with the Investments – Debt and Equity Securities Topic.  An impairment is other-than-temporary if the decline in the fair value of the security is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received.  Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates.  We consider the following factors when determining an other-than-temporary impairment for a security: the length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; an assessment of whether the Bancorp has (1) the intent to sell the debt securities or (2) more likely than not will be required to sell the debt securities before its anticipated market recovery.  If either of these conditions is met, management will recognize other-than-temporary impairment.  If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings.

For the quarter ended September 30, 2009, the Bancorp’s management performed an other-than-temporary impairment analysis for each of its four pooled trust preferred securities.  The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries.  The projected cash flows are than tested for impairment consistent with the Investments – Other Topic (formerly FSP EITF 99-20-1) and the Investments – Debt and Equity Securities Topic (formerly FSP FAS 115-2 and FAS 124-2).  The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change.  Other-than-temporary impairment is recorded if the projected present value is lower than the book value of the security.  To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contains principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security.  In addition, for the performing collateral, management monitors the level of non-performing assets and capital adequacy to determine trends of future defaults or deferrals.  The other-than-temporary impairment analysis indicated that one of the trust preferred securities has other-than-temporary impairment in the amount of $44 thousand.  The unrealized loss for the remaining three trust preferred securities represents a decline in value that is considered a temporary impairment.  These investments are collateralized by underlying investments in trust preferred securities issued by many different banks and insurance companies.  We believe the increase in the net unrealized loss is the result of the current economic decline, the low trade volume of the security, and the lack of confidence in the financial services industry.

The table below shows the credit loss roll forward for the Bancorp’s trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations other- than-temporarily impaired
Beginning balance, June 30, 2009	$-
Additions not previously recongnized	44
Ending balance, September 30, 2009	$44

Below is a table containing information regarding the Bancorp’s pooled trust preferred securities as of September 30, 2009:

Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Book value	1,272,986	1,427,774	1,322,816	1,411,090
Fair value	394,483	360,208	330,000	188,821
Unrealized gains/(losses)	(878,503)	(1,067,566)	(992,816)	(1,222,269)
Lowest credit rating assigned	Caa3	Ca	BB	Ca
Number of performing banks	57	31	52	42
Number of performing insurance companies	13	7	11	n/a
Number of issuers in deferral or default	23	11	7	13
Defaults & deferrals as a % of performing collateral	28.50%	20.00%	16.55%	31.51%
Excess subordination:
As a % of performing collateral	-8.57%	-10.88%	29.60%	3.80%
As a % of performing collateral - adjusted for projected future defaults	-16.78%	-12.60%	24.66%	-1.20%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1	4.00%	2.00%	5.00%	0.25%
Year 2	0.25%	0.25%	0.25%	0.25%
Year 3	3.50%	0.25%	2.00%	0.25%
> 3 Years	0.25%	0.25%	0.25%	0.25%
Discount rate	1.58%	1.24%	1.29%	1.46%
Recovery assumptions	25% - 5 year lag	25% - 5 year lag	12% - 5 year lag	0%
Prepayments	1.00%	1.00%	1.00%	1.00%
Other-than-temporary impairment	25,086	0	15,884	2,563

In the table above, the Bancorp’s excess subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral.  This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur.  In addition, management calculates excess subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s OTTI analysis.  Excess subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral.  At September 30, 2009, management reviewed the excess subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

In the table above, management calculated the other-than-temporary impairment model assumptions based on the specific collateral underlying each individual security.  The following assumption methodology was applied consistently to each of the four pooled trust preferred securities:  All defaulted collateral was identified and removed from the bank pool; no cash flows were assumed from the banks currently in deferral, with the exception of the recovery assumptions; and for each bank remaining in the bank pool the most recent financial data submitted by the banks for regulatory purposes was used to identify capitalization levels and asset quality.  The default and recovery assumptions were calculated based on the level of capital adequacy and asset quality for each bank contained in the collateral pool.  The discount rate assumption used in the calculation of the present value of cash flows is based on the discount margin (i.e., credit spread) at the time each security was purchased using the original purchase price.  The discount margin is then added to the appropriate 3-month LIBOR forward rate obtained from the forward LIBOR curve.  The assumption for prepayments was 1% for each of the four pooled trust preferred securities.  At September 30, 2009, based on the current information available regarding the specific collateral underlying the securities, management’s OTTI analysis indicated that three of the four trust preferred securities had other-than-temporary impairment of $44 thousand in the aggregate.

At September 30, 2009, three of the trust preferred securities with a cost basis of $4.2 million have been placed in “payment in kind” status.   The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments.  For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities.  When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal.  The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches.  The principal reduction in the senior tranche continues until the appropriate coverage test is passed.  As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche.  Consistent with the Investments – Debt and Equity Securities Topic management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed.  Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)		Fair Value Measurements at September 30, 2009 Using
	30-Sep-09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$122,279	$-	$121,005	$1,274

Reconciliation of available for sale securities, which require significant adjustment based on unobservable data are presented below:

(Dollars in thousands)	Fair Value Measurements at September 30, 2009 Using Significant Unobservable Inputs (Level 3)
Available for sale securities
Beginning balance, December 31, 2008	$1,003
Total realized/unrealized losses
Included in earnings	(44)
Included in other comprehensive income	(135)
Transfers in and/or (out) of Level 3	450
Ending balance, September 30, 2009	$1,274

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)		Fair Value Measurements at September 30, 2009 Using
	30-Sep-09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$4,724	$-	$4,724	$-
Foreclosed real estate	3,617		1,719	1,898

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4.9 million, with a valuation allowance of $201 thousand, resulting in no additional provision for the quarter.  Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be level 2.  However, certain assumptions and unobservable inputs are used many times by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy.

The following table shows fair values and the related carrying values of financial instruments as of the dates indicated.  Items that are not financial instruments are not included.

	(Dollars in thousands)
	September 30, 2009
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$29,039	$29,039
Securities available-for-sale	122,279	122,279
Securities held-to-maturity	21,280	22,212
Loans receivable, net	457,970	505,993
Federal Home Loan Bank stock	3,650	3,650
Accrued interest receivable	2,893	2,893

Financial liabilities:
Demand and savings deposits	313,982	313,982
Certificates of deposit	243,288	244,540
Borrowed funds	61,050	61,161
Accrued interest payable	198	198

	(Dollars in thousands)
	December 31, 2008
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$11,296	$11,296
Securities available-for-sale	108,207	108,207
Securities held-to-maturity	18,515	18,385
Loans receivable, net	483,679	533,377
Federal Home Loan Bank stock	3,650	3,650
Accrued interest receivable	3,160	3,160

Financial liabilities:
Demand and savings deposits	297,076	297,076
Certificates of deposit	231,072	232,926
Borrowed funds	74,795	75,166
Accrued interest payable	256	256

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 2009 and December 31, 2008.  The estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, and accrued interest receivable and payable are considered to approximate carrying book value.  The estimated fair value for loans is based on estimates of the rate the Bancorp would charge for similar such loans at September 30, 2009 and December 31, 2008, applied for the time period until estimated repayment.  For commercial loans the fair value includes a liquidity adjustment to reflect current market conditions.  The estimated fair value for demand and savings deposits is based on their carrying value.  The estimated fair value for certificates of deposits is based on estimates of the rate the Bancorp would pay on such deposits at September 30, 2009 and December 31, 2008, applied for the time period until maturity.  The estimated fair value for borrowed funds is based on current rates for similar financings.  The estimated fair value of other financial instruments, and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

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

At September 30, 2009, the Bancorp had total assets of $678.3 million, total loans of $463.1 million and total deposits of $557.3 million.  Stockholders' equity totaled $53.3 million or 7.86% of total assets, with book value per share at $18.93.  For the quarter ended September 30, 2009, the Bancorp recorded a net loss of $1.4 million, or ($0.50) earnings per basic share and ($0.52) earnings per diluted shares.  For the quarter ended September 30, 2009, the return on average assets (ROA) was (0.84%), while the return on average stockholders’ equity (ROE) was (10.02%).  Net income for the nine months ended September 30, 2009, was $1.4 million, or ($0.48) earnings per basic share and ($0.46) earnings per diluted shares.  For the nine months ended September 30, 2009, the return on average assets (ROA) was 0.41%, while the return on average stockholders’ equity (ROE) was 4.98%.

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

Financial Condition

During the nine months ended September 30, 2009, total assets increased by $13.6 million (2.0%), with interest-earning assets increasing by $10.1 million (1.6%).  At September 30, 2009, interest-earning assets totaled $631.3 million and represented 93.1% of total assets.

Loans receivable totaled $463.1 million at September 30, 2009, compared to $489.5 million at December 31, 2008.  The decrease in loans during the nine month period is a result of management’s interest rate risk reduction strategy of selling fixed rate mortgage loans to the secondary market.  During 2009, management sold $44.8 million in newly originated fixed rate mortgage loans and $10.5 million in seasoned fixed rate mortgage loans.  At September 30, 2009, loans receivable represented 73.5% of interest earning assets, 68.4% of total assets and 83.3% of total deposits.  The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income.  The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing.  The loan portfolio includes $54.8 million (11.8%) in construction and development loans, $159.1 million (34.3%) in residential mortgage loans, $8.5 million (1.8%) in multifamily loans, $130.2 million (28.1%) in commercial real estate loans, $1.6 million (0.4%) in consumer loans, $60.7 million (13.1%) in commercial business loans and $20.2 million (4.4%) in government and other loans.  Adjustable rate loans comprised 45.7% of total loans at September 30, 2009.  During the nine months ended September 30, 2009, loans decreased by $26.4 million (5.2%).  During the nine months ended September 30, 2009, $11.4 million in growth occurred in commercial business loans and $5.4 million in government loan balances.

The Bancorp is primarily a portfolio lender.  Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years.  However, as a result of the low interest rate environment, during the first nine months of 2009, management sold newly originated 10 and 15 year fixed rate mortgage loans in an effort to minimize future interest rate risk.  These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market.  During the nine months ended September 30, 2009, the Bancorp sold $44.8 million in fixed rate mortgage loans, compared to $3.8 million during the nine months ended September 30, 2008.  During the current nine month period, loan sales increased primarily as a result of the Federal Reserve’s successful effort to lower long-term interest rates. Lower long-term interest rates also created mortgage loan refinance opportunities for borrowers within the Bank’s market area.  In addition, during the first quarter of 2009, the Bancorp conducted a $10.5 million one-time sale of portfolio fixed rate mortgage loans, which were sold to reduce interest rate risk.  Net gains realized from mortgage loan sales totaled $1.0 million for the nine months ended September 30, 2009, compared to $94 thousand for the nine months ended September 30, 2008.  At September 30, 2009, the Bancorp had $906 thousand in loans that were classified as held for sale.

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

To determine the appropriate level for the allowance for loan losses, management applies quantitative historical loss risk factors to non-classified residential real estate, consumer, commercial real estate and commercial business loan balances.  In addition, loans classified as substandard or doubtful are assigned loss risk factors based on current collateral deficiencies.  Management also assigns qualitative loss risk factors to non-classified loans.  The qualitative risk factors are based on current risks attributable to: local and national economic factors, loan growth and changes in loan composition, organizational structure, composition of loan staff, loan concentrations, stress analysis, policy changes and out of market lending activity.  Lastly, management establishes specific reserves within the allowance for loan losses for impaired loans that have collateral deficiencies.  By applying the aggregate loss risk factors to the current loan balances and identifying the required specific reserves for the period, management records loan loss provisions, which establishes the appropriate level for the allowance for loan losses.

Historically, the Bancorp has successfully originated commercial real estate loans within its primary market area.  However, beginning in the fourth quarter of 2005, in a response to a decrease in local loan demand and in an effort to reduce the potential credit risk associated with geographic concentrations, a strategy was implemented to purchase commercial real estate participation loans outside of the Bancorp’s primary market area.  The strategy to purchase these commercial real estate participation loans was limited to 10% of the Bancorp’s loan portfolio and concluded in the third quarter of 2007.  As of September 30, 2009, the Bancorp’s commercial real estate participation loan portfolio consisted of eleven loans with an aggregate balance of $32.8 million, and an additional $5.3 million in funding commitments for five of the eleven loans.  Of the $32.8 million in commercial real estate participation loans, $11.7 million has been purchased within the Bancorp’s primary market area and $21.1 million outside of the primary market.  At September 30, 2009, $12.7 million or 38.8% of the Bancorp’s commercial real estate participation loans have been internally classified as substandard and placed in non-accrual status.  Of the $12.7 million in commercial real estate participation loans placed in non-accrual status, $9.1 million are located outside of the Bancorp’s primary market area.  The discussion in the paragraphs that follow regarding non-performing loans, internally classified loans and impaired loans include loans from the Bancorp’s commercial real estate participation loan portfolio.

For all of its commercial real estate participation loans, the Bancorp’s management requires that the lead lenders obtain external appraisals to determine the fair value of the underlying collateral for these collateral dependent loans.  The Bancorp’s management requires current appraisals when events have occurred that materially change the assumptions in the existing appraisal, such as loan impairment.  The lead lenders receive external appraisals from qualified appraisal firms that have expertise in valuing commercial properties and are able to comply with the required scope of the engagement.  After the lead lender receives the external appraisal and performs its compliance review, the appraisal is forwarded to the Bancorp for review.  The Bancorp’s management validates the external appraisal by conducting an internal in-house review by personnel with expertise in commercial real estate developments.  If additional expertise is needed, an independent review appraiser is obtained to assist in the evaluation of the appraisal.  The Bancorp is not aware of any significant time lapses during this process.  Periodically, the Bancorp’s management may make adjustments to the external appraisal assumptions if additional known quantifiable data becomes available that materially impacts the value of a project.  Examples of adjustments that may occur are changes in property tax assumptions or changes in capitalization rates.  No adjustments were made to the appraisals that affected the September 30, 2009 reporting period.  The Bancorp’s management relies on up to date external appraisals to determine the current value of its commercial real estate participation loans.  These values are appropriately adjusted to reflect changes in market value and, when necessary, are the basis for establishing the appropriate allowance for loan loss reserve.  If an updated external appraisal for a commercial real estate participation loan is received after the balance sheet date, but before the annual or quarterly financial statements are issued, material changes in appraised values are “pushed back” in the yet to be issued financial statements in order that appropriate loan loss provision is recorded for the current reporting period.  The Bancorp’s management consistently records loan charge-offs based on the fair value of the collateral as presented in the current external appraisal.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed in non-accrual status.  Non-performing loans totaled $19.1 million at September 30, 2009, compared to $12.4 million at December 31, 2008, an increase of $6.7 million or 54.2%.  The increase in non-performing loans is related to four commercial real estate participation loans in the aggregate of $12.7 million that were placed in non-accrual status during 2009.  As previously reported, one commercial real estate participation loan is a condominium construction project in Orlando, Florida, with a current balance of $2.5 million, which is classified as substandard.  For this project, based on current information provided by the lead lender and the banking regulators “Shared National Credit Report”, management charged-off $2.5 million of the $5.0 million balance during the third quarter of 2009.  The second commercial real estate participation loan is an end loan for a hotel located in Dundee, Michigan, with a current balance of $1.6 million, which is classified as substandard.  Based on current operating projections provided by the borrower to the lead lender, management charged-off $1.4 million of the $3.0 million balance during the third quarter of 2009.  The third commercial real estate participation loan is an end loan for a hotel located in Fort Worth, Texas, with a balance of $5.0 million, which is classified as substandard.  Based on current information provided by the lead lender, management has estimated a collateral sufficiency for this loan.  The fourth commercial real estate participation loan is condominium construction project located in Chicago, Illinois, with a balance of $3.6 million, which is classified as substandard.  Based on current information provided by the lead lender, management has estimated a collateral sufficiency for this loan.  For these four commercial real estate participation loans, to the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required.

  The ratio of non-performing loans to total loans was 4.13% at September 30, 2009, compared to 2.54% at December 31, 2008.  The ratio of non-performing loans to total assets was 2.82% at September 30, 2009, compared to 1.87% at December 31, 2008.  The September 30, 2009, non-performing loan balances include $17.4 million in loans accounted for on a non-accrual basis and $1.8 million in accruing loans, which were contractually past due 90 days or more.  Loans, internally classified as substandard, totaled $21.2 million at September 30, 2009, compared to $11.4 million at December 31, 2008.  The increase in substandard loans is related to the previously mentioned $12.7 million commercial real estate participation loans that were classified as non-performing and substandard during 2009.  No loans were internally classified as doubtful at September 30, 2009, compared to $2.0 million classified as doubtful at December 31, 2008.  No loans were classified as loss at September 30, 2009 or December 31, 2008.  Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms.   In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans.  Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified.  Watch loans totaled $18.0 million at September 30, 2009, compared to $22.7 million at December 31, 2008.  The decrease in watch loans for 2009 is a result of two commercial real estate participation loans that were reclassified as substandard loans.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  At September 30, 2009, impaired loans totaled $14.8 million, compared to $8.6 million at December 31, 2008.  The September 30, 2009, impaired loan balances consist of fourteen commercial real estate and commercial business loans that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses.  The September 30, 2009 ALL contained $201 thousand in specific allowances for collateral deficiencies, compared to $1.7 million in specific allowances at December 31, 2008.  During the third quarter of 2009, one additional commercial real estate participation loan totaling $3.6 million was classified as impaired.  Management’s current estimate indicates there is a collateral sufficiency for this loan.  In addition, during the current quarter, the Bancorp’s Ann Arbor, Michigan commercial real estate participation loan in the amount of $3.8 million was transferred to foreclosed real estate and removed from impaired status.  Prior to foreclosure, the lead lender for this commercial real estate participation loan provided management with an updated appraisal that indicated a further decline in market value.  As a result, a charge-off of $1.9 million was recorded during September and the remaining loan balance of $1.9 million transferred to foreclosed real estate.  For the Ann Arbor commercial real estate participation loan, during the first quarter of 2008, management filed a lawsuit against the lead lender to actively pursue potential material violations of the participation agreement and the underlying loan documentation.   Management and its legal counsel will continue to actively pursue the claims asserted within the lawsuit.  As of September 30, 2009, all loans classified as impaired were also included in the previously discussed substandard loan balances.  There were no other loans considered to be impaired loans for the nine months ended, September 30, 2009.  Typically, management does not individually classify smaller-balance homogeneous loans, such as mortgage or consumer, as impaired.

As September 30, 2009, the Bancorp’s management was notified that the quarterly interest payments for three of its four investments in trust preferred securities have been placed in “payment in kind” status.  Payment in kind status results in a temporary delay in the payment interest.  As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status.  At September 30, 2009, the book value of the three trust preferred securities in non-accrual status totaled $4.2 million.  Current estimates indicate that the interest payment delays may exceed five years.  One trust preferred securities with a book value of $1.3 million remains in accrual status.

At September 30, 2009, management is of the opinion that there are no loans or securities, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans.  Also, at September 30, 2009, no other interest bearing assets were required to be disclosed as non-accrual, past due or restructured.  Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

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

For the nine months ended September 30, 2009, $6.5 million in provisions to the ALL account were required, compared to $1.5 million for the nine months ended September 30, 2008.  The increase in the 2009 ALL provision was related to the need for additional specific allowances for the collateral deficiencies and subsequent charge-offs for the previously mentioned commercial real estate participation loans.  Charge-offs, net of recoveries, totaled $7.1 million for the nine months ended September 30, 2009, compared to $552 thousand for the nine months ended September 30, 2008.  The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions.  In determining the provision for loan losses for the current period, management has given consideration to increased risks associated within the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.12% at September 30, 2009, compared to 1.19% at December 31, 2008.  The ALL to non-performing loans (coverage ratio) was 27.0% at September 30, 2009, compared to 47.0% at December 31, 2008.  The September 30, 2009 balance in the ALL account of $5.2 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.  While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur.  The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss.  Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2009, the Bancorp had eighteen properties in foreclosed real estate totaling $3.6 million, compared to seven properties totaling $527 thousand at December 31, 2008.  The increase is primarily related to a foreclosure during September of a commercial real estate participation loan in Ann Arbor, Michigan, with a post charge-off balance of $1.9 million.  During 2009, foreclosed real estate also increased as the result of the addition of seven commercial real estate loans for one borrower totaling $654 thousand.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings.  Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities.  The securities portfolio totaled $139.6 million at September 30, 2009, compared to $126.7 million at December 31, 2008, an increase of $16.8 million (13.3%).  The increase in securities is a result of investing excess liquidity in short-term investments.  At September 30, 2009, the securities portfolio represented 22.7% of interest-earning assets and 21.2% of total assets.  The securities portfolio was comprised of 1.4% in U.S. government agency debt securities, 56.8% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 38.8% in municipal securities, 2.1% in corporate securities, and 0.9% in pooled trust preferred securities.  At September 30, 2009, securities available-for-sale (“AFS”) totaled $122.3 million or 85.2% of total securities.  AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons.  In addition, at September 30, 2009, as a result of the increased liquidity from deposit growth and mortgage loans sales, the Bancorp carried $16.4 million in interest bearing balances in financial institutions and $3.7 million in Fed funds sold at the end of the current quarter.  At September 30, 2009, the Bancorp had Federal Home Loan Bank (FHLB) stock balance of $3.7 million.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes.  The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.  At September 30, 2009, deposits totaled $557.3 million.  During the nine months ended September 30, 2009, deposits increased by $29.1 million (5.5%).  Checking account balances increased by $9.6 million (7.3%). Savings account balances increased by $4.1 million (7.8%) during the current period.  Money market deposit accounts (MMDA’s) increased by $3.3 million (2.9%).  Certificates of deposit increased by $12.2 million (5.3%).  At September 30, 2009, the deposit base was comprised of 25.2% checking accounts, 21.0% MMDA’s, 10.1% savings accounts and 43.7% certificates of deposit.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation.  At September 30, 2009, borrowed funds totaled $61.1 million compared to $74.8 million at December 31, 2008, a decrease of $13.7 million (18.4%).  During 2009, management repaid borrowed funds as a result of additional liquidity provided by strong deposit growth.  As a result of   The Bancorp’s borrowed funds at September 30, 2009, are comprised of $42.0 million in Federal Home Loan Bank (FHLB) fixed advances, $18.7 million in retail repurchase agreements, and $382 thousand other short term borrowings.

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

During the nine months ended September 30, 2009, cash and cash equivalents increased by $17.7 million compared to a $490 thousand increase for the nine months ended September 30, 2008.  The primary sources of cash were proceeds from loan sales, pay downs of securities, loan repayments and funds from deposit growth, FHLB advances and other borrowed funds.  The primary uses of cash were the purchase of securities, loan originations, funding of deposit withdrawals, repayment of FHLB advances and the payment of common stock dividends.  Cash provided by operating activities totaled $3.8 million for the nine months ended September 30, 2009, compared to $6.2 million for the nine month period ended September 30, 2008.  The decrease in cash from operating activities was a result of lower net income for the nine month period.  Cash inflows from investing activities totaled $1.2 million for the current period, compared to cash outflows of $32.0 million for the nine months ended September 30, 2008.  The change for the current nine months was primarily related to the decrease in loan balances, as a result of the sale of fixed rate mortgage loans.  Net cash inflows from financing activities totaled $12.7 million during the current period compared $26.2 million for the nine months ended September 30, 2008.  The change in net cash inflows from financing activities was a result of reduced borrowing requirement for the period.  The Bancorp paid dividends on common stock of $2.8 million for the nine months ended September 30, 2009, compared to $3.0 million for the nine months ended September 30, 2008.

At September 30, 2009, outstanding commitments to fund loans totaled $72.0 million.  Approximately 30.3% of the commitments were at variable rates.  Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $2.6 million at September 30, 2009.  Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness.  During the nine months ended September 30, 2009, stockholders' equity increased by $546 thousand (1.0%).  During the current nine months, stockholders’ equity was increased by net income of $1.3 million, the net change in the valuation of the available-for-sale securities of $1.9 million and $101 thousand in treasury stock sales.  Items decreasing stockholders’ equity were the declaration of $2.8 million in cash dividends and an establishment of an $84 thousand bank owned split dollar postretirement benefit liability.

 On May 22, 2009, the Board of Directors of the Bancorp declared a quarterly dividend of $0.32 per share payable on July 2, 2009 to shareholders of record as of June 19, 2009.  The quarterly dividend was reduced by $0.04 (11.1%), compared to the dividend declared during the previously quarter.  The dividend reduction was prompted by the action of the Federal Deposit Insurance Corporation to levy a special assessment on all federally insured banks.  The Bancorp’s special assessment totaled $305 thousand and was paid to the FDIC on September 30, 2009.  On August 21, 2009, the Board of Directors of the Bancorp declared its’ third quarter dividend of $0.32, unchanged from the previous quarter.

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

The following table shows that, at September 30, 2009, and December 31, 2008, the Bancorp’s capital exceeded all regulatory capital requirements.  During the quarter, the Bancorp’s regulatory capital ratios continue to be negatively impacted by regulatory requirements regarding collateralized debt obligations.  The new regulatory requirements state that when collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required for the downgraded investments.  The Bancorp currently holds four pooled Trust Preferred Securities in the amount $5.5 million.  These investments currently have ratings that are below investment grade.  As a result, approximately $51.1 million of risk based assets are required for the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.  The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both September 30, 2009 and December 31, 2008.  The dollar amounts are in millions.

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$57.8	11.0%	$42.1	8.0%	$52.6	10.0%
Tier 1 capital to risk-weighted assets	$52.7	10.0%	$21.0	4.0%	$31.6	6.0%
Tier 1 capital to adjusted average assets	$52.7	7.9%	$20.0	3.0%	$33.3	5.0%

			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$59.9	12.0%	$39.9	8.0%	$50.0	10.0%
Tier 1 capital to risk-weighted assets	$54.1	10.8%	$20.0	4.0%	$29.9	6.0%
Tier 1 capital to adjusted average assets	$54.1	8.2%	$20.0	3.0%	$33.1	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp.  Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors.  However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years.  For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period.  Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank.  The aggregate amount of dividends, which may be declared by the Bank in 2009, without prior regulatory approval, approximates $3,685,000 plus current 2009 net profits.

Results of Operations - Comparison of the Quarter Ended September 30, 2009 to the Quarter Ended September 30, 2008

For the quarter ended September 30, 2009, the Bancorp reported a net loss of $1.4 million, compared to net income of $1.6 million for the quarter ended September 30, 2008, a decrease of $3.0 million (188.7%).  For the current quarter the ROA was (0.84%), compared to 0.96% for the quarter ended September 30, 2008.  The ROE was (10.02%) for the quarter ended September 30, 2009, compared to 11.75% for the quarter ended September 30, 2008.  The net loss for the quarter ended September 30, 2009, was a result of required loan loss provisions of $4.7 million.  The additional loan loss provisions were required as $6.3 million in loan charge-offs were recorded during the current quarter.

Net interest income for the three months ended September 30, 2009 was $5.7 million, a decrease of $45 thousand (0.8%), compared to $5.8 million for the quarter ended September 30, 2008.  The decrease in net interest income has been negatively impacted by a decrease in loan interest income, as a result of an increase in the sale of fixed rate mortgage loans during 2009.  During the current quarter, the Bancorp’s cost of funds continue to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment.  The weighted-average yield on interest-earning assets was 5.03% for the three months ended September 30, 2009, compared to 5.73% for the three months ended September 30, 2008.  The weighted-average cost of funds for the quarter ended September 30, 2009, was 1.37% compared to 2.00% for the quarter ended September 30, 2008.  The impact of the 5.03% return on interest earning assets and the 1.37% cost of funds resulted in an interest rate spread of 3.66% for the current quarter compared to 3.73% for the quarter ended September 30, 2008.  During the current quarter, total interest income decreased by $944 thousand (10.8%) while total interest expense decreased by $899 thousand (30.2%).  The net interest margin was 3.45% for the three months ended September 30, 2009, compared to 3.79% for the quarter ended September 30, 2008.  On a tax equivalent basis, the Bancorp’s net interest margin was 3.91% for the three months ended September 30, 2009, compared to 3.94% for the quarter ended September 30, 2008.   Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended September 30, 2009, interest income from loans decreased by $990 thousand (13.6%), compared to the three months ended September 30, 2008.  The change was primarily due to a decrease in the weighted-average yield of the loan portfolio and lower average balances.  The weighted-average yield on loans outstanding was 5.38% for the current quarter, compared to 5.97% for the three months ended September 30, 2008.  Loan balances averaged $466.5 million for the current quarter, a decrease of $20.1 million (4.1%) from $486.6 million for the three months ended September 30, 2008.  During the three months ended September 30, 2009, interest income on securities and other interest bearing balances increased by $46 (3.0%), compared to the quarter ended September 30, 2008.  The increase was due to an increase in securities balances, slightly offset by a decrease in average yield.  The weighted-average yield on securities and other interest bearing balances was 4.28%, for the current quarter, compared to 4.78% for the three months ended September 30, 2008.  Securities balances averaged $143.6 million for the current quarter, up $21.6 million (17.7%) from $122.0 million for the three months ended September 30, 2008.  The increase in security average balances is a result consistent investment growth during 2009.  Other interest bearing balances averaged $11.5 million for the current period, up $8.4 million (271.0%) from $3.1 million for the three months ended September 30, 2008.  The increase in other interest bearing balances is a result of additional liquidity primarily generated by loan sales during 2009.

Interest expense on deposits decreased by $729 thousand (30.8%) during the current quarter compared to the three months ended September 30, 2008.  The change was primarily due to a decrease in the weighted-average rate paid on deposits.  The weighted-average rate paid on deposits for the three months ended September 30, 2009 was 1.22%, compared to 1.84%, for the quarter ended September 30, 2008.  Total deposit balances averaged $536.9 million for the current quarter, up $38.1 million (4.7%) from $513.0 million for the quarter ended September 30, 2008.  Interest expense on borrowed funds decreased by $170 thousand (28.0%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted average paid for borrowing funds.  The weighted-average cost of borrowed funds was 2.59% for the current quarter compared to 2.97% for the three months ended September 30, 2008.  Borrowed funds averaged $67.3 million during the quarter ended September 30, 2009, a decrease of $14.3 million (17.5%) from $81.6 million for the quarter ended September 30, 2008.

Noninterest income for the quarter ended September 30, 2009 was $1.3 million, an increase of $138 thousand (12.3%) from $1.1 million for the quarter ended September 30, 2008.  During the current quarter, fees and service charges totaled $694 thousand, a decrease of $88 thousand (11.3%) from $782 thousand for the quarter ended September 30, 2008.  The decrease in fees and service charges is a result of a reduction in fee related deposit accounts.  Gains from loan sales totaled $167 thousand for the current quarter, an increase of $143 thousand (595.8%), compared to $24 thousand for the quarter ended September 30, 2008.  The increase in gains from the sale of loans is a result of increased customer refinance activity to low rate fixed rate mortgages.  Fees from Wealth Management operations totaled $270 thousand for the quarter ended September 30, 2009, a increase of $69 thousand (34.3%) from $201 thousand for the quarter ended September 30, 2008.  The increase in Wealth Management income is related to growth in assets under management.  Gains from the sale of securities totaled $93 thousand for the current quarter, an increase of $52 thousand (126.8%) from $41 thousand for the quarter ended September 30, 2008.  Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities.  Income from an increase in the cash value of bank owned life insurance totaled $98 thousand for the quarter ended September 30, 2009, a decrease of $8 thousand (7.5%), compared to $106 thousand for the quarter ended September 30, 2008.  At September 30, 2009, the Bancorp recognized a $44 thousand other-than-temporary impairment for one of its trust preferred securities.  For the quarter ended September 30, 2009, a loss of $26 thousand on foreclosed real estate was realized, compared to a $40 thousand loss for the quarter ended December 31, 2008.  During the current quarter, other noninterest income totaled $7 thousand, quarters ended September 30, 2008 and 2009.

Noninterest expense for the quarter ended September 30, 2009 was $4.8 million, an increase of $501 thousand (11.7%) from $4.3 million for the three months ended September 30, 2008.  During the current quarter, compensation and benefits totaled $2.4 million, an increase of $208 thousand (9.3%) from $2.2 million for the quarter ended September 30, 2008.  The change in compensation and benefits is related to the increase in additional personnel for retail banking activities related to the newly opened Gary, Indiana and Valparaiso, Indiana banking centers, and annual compensation increases for bank personnel.  Occupancy and equipment totaled $782 thousand for the current quarter, an increase of $49 thousand (6.7%) compared to $733 thousand for the quarter ended September 30, 2008.  The increase is related to the operations of the new banking center in Gary and Valparaiso.  Federal deposit insurance premium expense totaled $246 thousand for the three months ended September 30, 2009, an increase of $219 thousand (811.1%) from $27 thousand for the three months ended September 30, 2008.  The change is a result of an industry wide increase in the FDIC insurance premium assessment rates, elimination of 2008 premium credits and an industry wide FDIC special assessment that was recorded as of September 30, 2009.  The FDIC special assessment totaled $305 thousand.  Data processing expense totaled $222 thousand for the three months ended September 30, 2009, an increase of $9 thousand (4.2%) from $213.4 thousand for the three months ended September 30, 2008.  Marketing expense related to banking products totaled $153 thousand for the current quarter, an increase of $68 thousand (80.0%) from $85 thousand for the three months ended September 30, 2008.  The increase in marketing expense was a result of additional brand and product advertising during the current quarter.  Other expenses related to banking operations totaled $924 thousand for the quarter ended September 30, 2009, a decrease of $52 thousand (5.3%) from $976 thousand for the quarter ended September 30, 2008.  The Bancorp’s efficiency ratio was 68.19% for the quarter ended September 30, 2009, compared to 61.9% for the three months ended September 30, 2008.  The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.  The increase in the efficiency ratio for the quarter ended September 30, 2009 is related the additional noninterest expense for FDIC insurance premiums.

Income tax benefits for the three months ended September 30, 2009 totaled ($1.1) million, compared to income tax expense of $474 thousand for the three months ended September 30, 2008, a decrease of $1.5 million (321.7%).  The combined effective federal and state tax rates for the Bancorp was -43.0% for the three months ended September 30, 2009, compared to 23.2% for the three months ended September 30, 2008.  The Bancorp’s current effective tax rate is a result of tax benefits recorded as a result of the current quarter’s net loss.

Results of Operations - Comparison of the Nine months Ended September 30, 2009 to the Nine months Ended September 30, 2008

Net income for the nine months ended September 30, 2009 was $1.4 million, compared to $4.7 million for the nine months ended September 30, 2008, a decrease of $3.3 million (70.8%).  The earnings represent a ROA of 0.27% for the nine months ended September 30, 2009, compared to 0.96% for the nine months ended September 30, 2008.  The ROE was 3.32% for the nine months ended September 30, 2009, compared to 11.37% for the nine months ended September 30, 2008.  The decrease in net income for 2009 was a result of required loan loss provisions of $6.5 million, as $7.3 million in loan charge-offs were recorded during the year.

Net interest income for the nine months ended September 30, 2009 was $17.3 million, an increase of $891 thousand (5.4%), compared to $16.4 million for the nine months ended September 30, 2008.  The increase in net interest income has been positively impacted by the decrease in the Bancorp’s cost of funds as a result the Federal Reserve’s continued action in maintaining a low short-term interest rate environment.  The weighted-average yield on interest-earning assets was 5.19% for the nine months ended September 30, 2009, compared to 5.80% for the nine months ended September 30, 2008.  The weighted-average cost of funds for the nine months ended September 30, 2009, was 1.55% compared to 2.27% for the nine months ended September 30, 2008.  The impact of the 5.19% return on interest earning assets and the 1.55% cost of funds resulted in an interest rate spread of 3.64% for the current nine months compared to 3.53% for the nine months ended September 30, 2008.  During the current nine months, total interest income decreased by $2.0 million (7.7%) while total interest expense decreased by $2.9 million (29.2%).  The net interest margin was 3.44% for the nine months ended September 30, 2009, compared to 3.38% for the nine months ended September 30, 2008.  On a tax equivalent basis, the Bancorp’s net interest margin was 3.90% for the nine months ended September 30, 2009, compared to 3.76% for the nine months ended September 30, 2008.   Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the nine months ended September 30, 2009, interest income from loans decreased by $2.4 million (10.8%), compared to the nine months ended September 30, 2008.  The change was primarily due to a decrease in the weighted-average yield of the loan portfolio and lower average balances.  The weighted-average yield on loans outstanding was 5.53% for the current nine months, compared to 6.09% for the nine months ended September 30, 2008.  Loan balances averaged $475.1 million for the current nine months, a decrease of $8.2 million (1.7%) from $483.3 million for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, interest income on securities and other interest bearing balances increased by $344 (8.0%), compared to the nine ended September 30, 2008.  The increase was due to an increase in securities balances, slightly offset by a decrease in average yield.  The weighted-average yield on securities and other interest bearing balances was 4.13%, for the current nine months, compared to 4.68% for the nine months ended September 30, 2008.  Securities balances averaged $136.8 million for the current quarter, up $17.8 million (15.0%) from $119.0 million for the three months ended September 30, 2008.  The increase in security average balances is a result consistent investment growth during 2009.  Other interest bearing balances averaged $13.3 million for the current period, up $9.9 million (291.2%) from $3.4 million for the three months ended September 30, 2008.  The increase in other interest bearing balances is a result of additional liquidity primarily generated by loan sales during 2009.

Interest expense on deposits decreased by $2.6 million (31.1%) during the current nine months compared to the nine months ended September 30, 2008.  The change was primarily due to a decrease in the weighted-average rate paid on deposits.  The weighted-average rate paid on deposits for the nine months ended September 30, 2009 was 1.41%, compared to 2.14% for the nine months ended September 30, 2008.  Total deposit balances averaged $537.8 million for the current nine months, up $22.6 million (4.4%) from $515.2 million for the nine months ended September 30, 2008.  Interest expense on borrowed funds decreased by $354 thousand (20.4%) during the current nine months due to a decrease in average daily balances and a decrease in the weighted average paid for borrowing funds.  The weighted-average cost of borrowed funds was 2.62% for the current nine months compared to 3.22% for the nine months ended September 30, 2008.  Borrowed funds averaged $70.5 million during the nine months ended September 30, 2009, a decrease of $1.5 million (2.1%) from $72.0 million for the nine months ended September 30, 2008.

Noninterest income for the nine months ended September 30, 2009 was $4.4 million, an increase of $867 thousand (24.7%) from $3.5 million for the nine months ended September 30, 2008.  During the current nine months, fees and service charges totaled $2.0 million, a decrease of $181 thousand (8.3%) from $2.2 million for the nine months ended September 30, 2008.  The decrease in fees and service charges is a result of a reduction in fee related deposit accounts.  Gains from loan sales totaled $1.0 million for the current nine months, an increase of $938 thousand (997.9%), compared to $94 thousand for the nine months ended September 30, 2008.  The increase in gains from the sale of loans is a result of increased customer refinance activity to low rate fixed rate mortgages and a one-time sale of portfolio fixed rate mortgage loans, which the Bancorp sold to reduce interest rate risk on its balance sheet.  Fees from Wealth Management operations totaled $672 thousand for the nine months ended September 30, 2009, an increase of $54 thousand (8.7%) from $618 thousand for the nine months ended September 30, 2008.  The increase in Wealth Management income is related to growth in assets under management.  Gains from the sale of securities totaled $437 thousand for the current nine months, an increase of $250 thousand (133.7%) from $187 thousand for the nine months ended September 30, 2008.  Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities.  Income from an increase in the cash value of bank owned life insurance totaled $306 thousand for the nine months ended September 30, 2009, an decrease of $5 thousand (1.6%), compared to $311 thousand for the nine months ended September 30, 2008.  At September 30, 2009, the Bancorp recognized a $44 thousand other-than-temporary impairment for one of its trust preferred.  For the quarter ended September 30, 2009, a loss of $58 thousand on foreclosed real estate was realized, compared to a $21 thousand loss for the quarter ended December 31, 2008.  During the current nine months, other noninterest income totaled $23 thousand, a decrease of $108 thousand (82.4%) from $131 thousand for the nine months ended September 30, 2008.  The decrease in other noninterest income was due to the reversal of an allowance for a previous impairment on a letter of credit.

Noninterest expense for the nine months ended September 30, 2009 was $14.3 million, an increase of $1.8 million (14.3%) from $12.5 million for the nine months ended September 30, 2008.  During the current nine months, compensation and benefits totaled $7.1 million, an increase of $484 thousand (7.4%) from $6.58 million for the nine months ended September 30, 2008.  The change in compensation and benefits is related to the increase in additional personnel for retail banking activities related to the newly opened Gary, Indiana and Valparaiso, Indiana banking centers, and annual compensation increases for bank personnel.  Occupancy and equipment totaled $2.3 million for the current nine months, an increase of $167 thousand (7.8%) compared to $2.1 million for the nine months ended September 30, 2008.  The increase is related to the operations of the new banking center in Gary and Valparaiso.

Federal deposit insurance premium expense totaled $986 thousand for the nine months ended September 30, 2009, an increase of $929 thousand (1629.8%) from $57 thousand for the nine months ended September 30, 2008.  The change is a result of an industry wide increase in the FDIC insurance premium assessment rates, elimination of 2008 premium credits and an industry wide FDIC special assessment that was recorded as of September 30, 2009.  The FDIC special assessment totaled $305 thousand.  Data processing expense totaled $652 thousand for the nine months ended September 30, 2009, an increase of $11 thousand (1.7%) from $641 thousand for the nine months ended September 30, 2008.  Marketing expense related to banking products totaled $368 thousand for the current nine months, an increase of $64 thousand (21.1%) from $304 thousand for the nine months ended September 30, 2008.  The increase in marketing expense was a result of additional brand and product advertising during the current quarter.  Other expenses related to banking operations totaled $2.9 million for the nine months ended September 30, 2009, an increase of $132 thousand (4.8%) from $2.8 million for the nine months ended September 30, 2008.  The change in other expenses is a result of an increase in third party professional services.  The Bancorp’s efficiency ratio was 66.0% for the nine months ended September 30, 2009, compared to 62.8% for the nine months ended September 30, 2008.  The increase in the efficiency ratio for the nine months ended September 30, 2009 is related the additional noninterest expense for FDIC insurance premiums.

Income tax benefits for the nine months ended September 30, 2009 totaled ($498) thousand, compared to income tax expense of $1.2 million for the nine months ended September 30, 2008, a decrease of $1.7 million (142.3%).  The combined effective federal and state tax rates for the Bancorp was (57.6%) for the nine months ended September 30, 2009, compared to 20.2% for the nine months ended September 30, 2008.  The Bancorp’s current effective tax rate is a result of tax benefits recorded as a result of the current year’s lower net income.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.   Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter.  Based on that evaluation as of September 30, 2009, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

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

NORTHWEST INDIANA BANCORP

Date: November 16, 2009	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: November 16, 2009	/s/ Robert T. Lowry

Robert T. Lowry
Senior Vice President, Chief Financial Officer
and Treasurer