Form 10-K
period 2009-12-31
NORTHWEST INDIANA BANCORP
filed 2010-02-16
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number   0-26128

NorthWest Indiana Bancorp
(Exact name of registrant as specified in its charter)

Indiana	35-1927981
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9204 Columbia Avenue	46321
Munster, Indiana	(Zip Code)
(Address of principal executive offices)
(219) 836-4400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes ☐           No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

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
Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2009, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $41,756,285.

There were 2,820,842 shares of the registrant’s Common Stock, without par value, outstanding at January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:
1.  2009 Annual Report to Shareholders.  (Part II)
2.  Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.  (Part III)

PART I
Item 1.  Business

General

NorthWest Indiana Bancorp, an Indiana corporation (the “Bancorp”), was incorporated on January 31, 1994, and is the holding company for Peoples Bank SB, an Indiana savings bank (the “Bank”).  The Bank is a wholly owned subsidiary of the Bancorp.  The Bancorp has no other business activity other than being the holding company for the Bank and the Bank's wholly owned subsidiaries.

The Bank is primarily engaged in the business of attracting deposits from the general public and the origination of loans, mostly upon the security of single family residences and commercial real estate, as well as, construction loans and various types of consumer loans, commercial business loans and municipal loans, within its primary market area of Lake and Porter Counties, in northwest Indiana.  In addition, the Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as the personal representative of estates and acts as trustee for revocable and irrevocable trusts.

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

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its eleven branch locations.  For further information, see “Properties.”

Recent Developments

The Current Economic Environment. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 24 months. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Our loan portfolio includes residential mortgage loans, construction loans, and commercial real estate loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, the current level of low economic growth on a national scale, the occurrence of another national recession, or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies; problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Impact of Recent and Future Legislation. Congress and the U.S. Department of the Treasury (“Treasury”) have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. They also have proposed additional legislation that could materially affect the financial services industry, such as President Obama’s broad and complex plan for financial regulatory reform.  See “Regulation and Supervisions — Recent Legislative Developments.” It is not clear at this time what impact the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program, the American Recovery and Reinvestment Act of 2009, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us, or whether (or to what extent) we will be able to benefit from such programs. In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. For example, the Bancorp could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bancorp’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bancorp could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

Concentrations of Real Estate Loans Could Subject the Bancorp to Increased Risks in the Event of a Protracted Real Estate Recession. A significant portion of the Bancorp’s loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A further weakening of the real estate market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Forward-Looking Statements

Statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act.  The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to a number of factors, including those set forth above in “Recent Developments” and below in “Regulation and Supervision – Federal Home Loan Bank System” and “– Federal Deposit Insurance” of this Form 10-K.

Lending Activities

General.  The Bancorp’s product offerings include residential mortgage loans, construction loans, commercial real estate loans, consumer loans, commercial business loans and loans to municipalities. The Bancorp’s lending strategy stresses quality growth, product diversification and, competitive and profitable pricing.  While lending efforts include both fixed and adjustable rate products, the focus has been on products with adjustable rates and/or shorter terms to maturity.  It is management’s goal that all programs are marketed effectively to our primary market area.

The Bancorp is primarily a portfolio lender.  Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding fifteen years and greater.  These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk.  All loan sales are made to Freddie Mac.  All loans held for sale are recorded at the lower of cost or market value.

Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations.  The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2009, under the 15% of capital and surplus limitation was approximately $8,749,000.  At December 31, 2009, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2009, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio.  The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years.  The amounts are stated in thousands (000’s).

	2009	2008	2007	2006	2005
Type of loan:
Conventional real estate loans:
Construction and development loans	$53,288	$54,975	$46,289	$48,688	$47,957
Loans on existing properties (1)	325,880	368,476	361,154	361,011	347,542
Consumer loans	1,504	1,966	2,399	3,012	3,983
Commercial business	63,099	49,309	46,953	46,751	50,069
Government and other (2)	14,474	14,783	11,664	12,254	19,492
Loans receivable (3)	$458,245	$489,509	$468,459	$471,716	$469,043
Type of collateral:
Real estate:
1-to-4 family	$184,437	$225,936	$229,012	$232,271	$228,475
Other dwelling units, land and commercial real estate	194,731	197,514	178,431	177,427	167,023
Consumer loans	1,446	1,879	2,290	2,904	3,966
Commercial business	61,522	47,523	45,441	45,671	49,044
Government	14,385	14,688	11,551	12,254	19,492
Loans receivable (4)	$456,521	$487,540	$466,725	$470,527	$468,000

Average loans outstanding during the period (3)	$472,541	$484,854	$472,212	$443,523	$415,098

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and deferred loan fees.
(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.

Loan Originations, Purchases and Sales.  Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown.  The amounts are stated in thousands (000’s).

	2009	2008	2007
Loans originated:
Conventional real estate loans:

Construction and development loans	$1,704	$1,960	$4,982
Loans on existing property	43,594	41,847	43,371
Loans refinanced	28,559	9,620	11,382
Total conventional real estate loans originated	73,857	53,427	59,735
Commercial business loans	134,302	152,577	155,649
Consumer loans	1,077	1,199	1,821
Total loans originated	$209,236	$207,203	$217,205

Loan participations purchased	$-	$957	$12,465
Whole loans and participations sold	$60,256	$10,463	$12,246

Loan Maturity Schedule.  The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity.  Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage.  The amounts are stated in thousands (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$80,159	$48,837	$250,172	$379,168
Consumer loans	519	988	-	1,507
Commercial business, other loans	33,148	33,005	11,417	77,570
Total loans receivable	$113,826	$82,830	$261,589	$458,245

The table below sets forth the dollar amount of all loans due after one year from December 31, 2009 which have predetermined interest rates or have floating or adjustable interest rates.  The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate loans	$95,530	$203,480	$299,010
Consumer loans	988	-	988
Commercial business, other loans	34,310	10,112	44,422
Total	$130,828	$213,592	$344,420

Lending Area.  The primary lending area of the Bancorp encompasses all of Lake and Porter Counties in northwest Indiana, where a majority of loan activity is concentrated. To a lesser extent, the Bancorp also has lending activity in LaPorte, Newton and Jasper counties in Indiana, and Lake, Cook and Will counties in Illinois.  The communities of Munster, Crown Point, Dyer, St. John, Merrillville, Schererville and Cedar Lake have experienced consistent growth and, therefore, have provided the greatest lending opportunities.

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

Designated officers have authorities, established by the Board of Directors, to approve loans.  Loans up to $2,000,000 are approved by the loan officers loan committee.  Loans from $2,000,000 to $3,000,000 are approved by the senior officers loan committee.  All loans in excess of $3,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee.  (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) The maximum in-house legal lending limit as set by the Board of Directors is $5,000,000.  Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board action.  Peoples Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 100% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 95% of value. During 2009, over 90% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

Fixed-rate loans currently originated generally conform to Freddie Mac guidelines for loans purchased under the one-to-four family program.  Loan interest rates are determined based on secondary market yield requirements and local market conditions.  Fixed rate mortgage loans with contractual maturities generally exceeding fifteen years and greater may be sold and/or classified as held for sale to control exposure to interest rate risk.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five or seven year period. ARM originations totaled $9.6 million for 2009 and $21.9 million for 2008. During 2009, ARMs represented 16.1% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

Commercial Real Estate Loans. Commercial real estate loans are typically made to a maximum of 80% of the appraised value. Such loans are generally made on an adjustable rate basis. These loans are typically made for terms of 15 to 20 years. Loans with an amortizing term exceeding 15 years normally have a balloon feature calling for a full repayment within seven to ten years from the date of the loan. The balloon feature affords the Bancorp the opportunity to restructure the loan if economic conditions so warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, owner occupied commercial/industrial properties, hospitality units and other retail and commercial developments.

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

Loans for the construction of commercial properties are generally located within an area permitting physical inspection and regular review of business records. Projects financed outside of the Bancorp’s primary lending area generally involve borrowers and guarantors who are or were previous customers of the Bancorp or projects that are underwritten according to the Bank’s underwriting standards.

Consumer Loans. The Bancorp offers consumer loans to individuals for personal, household or family purposes. Consumer loans are either secured by adequate collateral, or unsecured. Unsecured loans are based on the strength of the applicant’s financial condition. All borrowers must meet current underwriting standards. The consumer loan program includes both fixed and variable rate products. The Bancorp purchases indirect dealer paper from various well-established businesses in its immediate banking area.

Home Equity Line of Credit. The Bancorp offers a fixed and variable rate revolving line of credit secured by the equity in the borrower’s home. Both products offer an interest only option where the borrower pays interest only on the outstanding balance each month. Equity lines will typically require a second mortgage appraisal and a second mortgage lender’s title insurance policy. Loans are generally made up to a maximum of 80% of the appraised value of the property less any outstanding liens.

Home Improvement Loans and Equity Loans—Fixed Term. Home improvement and equity loans are made up to a maximum of 80% of the appraised value of the improved property, less any outstanding liens. These loans are offered on both a fixed and variable rate basis with a maximum term of 120 months. All home equity loans are made on a direct basis to borrowers.

Commercial Business Loans. Although the Bancorp’s priority in extending various types of commercial business loans changes from time to time, the basic considerations in determining the makeup of the commercial business loan portfolio are economic factors, regulatory requirements and money market conditions. The Bancorp seeks commercial loan relationships from the local business community and from its present customers. Conservative lending policies based upon sound credit analysis governs the extension of commercial credit. The following loans, although not inclusive, are considered preferable for the Bancorp’s commercial loan portfolio: loans collateralized by liquid assets; loans secured by general use machinery and equipment; secured short-term working capital loans to established businesses secured by business assets; short-term loans with established sources of repayment and secured by sufficient equity and real estate; and unsecured loans to customers whose character and capacity to repay are firmly established.

Government Loans. The Bancorp is permitted to purchase non-rated municipal securities, tax anticipation notes and warrants within the local market area.

Non-Performing Assets, Asset Classification and Provision for Loan Losses

Loans are reviewed on a regular basis and are generally placed on a non-accrual status when, in the opinion of management, serious doubt exists as to the collectibility of a loan. Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Consumer non-residential loans are generally charged off when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance, tax and insurance reserve or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

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

The table that follows sets forth information with respect to the Bancorp’s non-performing assets at December 31, for the periods indicated. During 2009, the Bancorp classified three loans totaling $7.2 million as troubled debt restructurings, which involves foregoing a portion of interest or principal on any loans or making loans at a rate materially less than market rates or terms. The troubled debt restructurings are comprised of one construction development participation hotel loan in the amount of $1.6 million, for which a significant deferral of principal repayment was granted. The second troubled debt restructuring is for a commercial real estate participation hotel loan in the amount of $5.0 million, for which a significant deferral of principal repayment and extension in maturity was granted. The third troubled debt restructuring, which is currently in bankruptcy proceedings is for a commercial real estate loan in the amount of $588 thousand, for which a significant deferral of principal repayment was granted. The three loans classified as troubled debt restructurings are currently in nonaccrual status and classified as impaired. The valuation basis for the three troubled debt restructurings is based on the fair value of the collateral securing these loans.

The amounts are stated in thousands (000’s).

	2009	2008	2007	2006	2005
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$2,762	$2,316	$1,383	$1,128	$784
Commercial	13,926	7,902	6,065	1,467	62
Commercial business	358	712	328	301	266
Consumer	28	7	-	-	1
Total	$17,074	$10,937	$7,776	$2,896	$1,113

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$1,268	$1,198	$819	$156	$53
Commercial	-	278	-	-	815
Commercial business	-	-	-	-	130
Consumer	223	-	23	26	-
Total	$1,491	$1,476	$842	$182	$998

Total of non-accrual and 90 days past due	$18,565	$12,413	$8,618	$3,078	$2,111

Ratio of non-performing loans to total assets	2.81%	1.87%	1.37%	0.50%	0.34%
Ratio of non-performing loans to total loans	4.05%	2.54%	1.84%	0.65%	0.45%

Foreclosed real estate	$3,747	$527	$136	$323	$260
Ratio of foreclosed real estate to total assets	0.57%	0.08%	0.02%	0.05%	0.04%

During 2009, gross interest income of $1,067,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period.  Interest on such loans included in income during the period amounted to $509,000.

Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review.  These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications.  Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves.  Loans classified as loss must either be written off or reserved for by a specific allowance.  Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements.  Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements.  Loans internally classified as substandard totaled $22.7 million at December 31, 2009, compared to $11.4 million at December 31, 2008.  No loans are internally classified as doubtful oat December 31, 2009, compared to $2.0 million at December 31, 2008.  No loans were classified as loss at either December 31, 2009 or 2008.  Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms.   In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans.  Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified.  Watch loans totaled $26.7 million at December 31, 2009, compared to $22.7 million at December 31, 2008. The increase in watch loans for 2009 is a result of the addition of two commercial real estate borrowers with loan balances of $7.8 million, and one land development borrower with loan balances of $2.0 million.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  At December 31, 2009, impaired loans totaled $17.0 million, compared to $8.6 million at December 31, 2008.  The December 31, 2009, impaired loan balances consist of twenty commercial real estate and commercial business loans that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses.  The December 31, 2009 ALL contained $1.2 million in specific allowances for collateral deficiencies, compared to $1.7 million in specific allowances at December 31, 2008.  During the fourth quarter of 2009, two additional commercial business loans totaling $2.8 million were classified as impaired and two additional commercial real estate loans totaling $241 thousand were classified as impaired.  Management’s current estimate indicates there are no collateral deficiencies for these loans.  During the third quarter of 2009, the Bancorp’s Ann Arbor, Michigan commercial real estate participation loan in the amount was $3.8 million was transferred to foreclosed real estate and removed from impaired status.  Prior to foreclosure, the lead lender for this commercial real estate participation loan provided management with an updated appraisal that indicated a further decline in market value.  As a result, a charge-off of $1.9 million was recorded during September and the remaining loan balance of $1.9 million transferred to foreclosed real estate.  For the Ann Arbor commercial real estate participation loan, during the first quarter of 2008, management filed a lawsuit against the lead lender to actively pursue potential material violations of the participation agreement and the underlying loan documentation.   Management and its legal counsel will continue to actively pursue the claims asserted within the lawsuit.  As of December 31, 2009, all loans classified as impaired were also included in the previously discussed substandard loan balances.  There were no other loans considered to be impaired for the year ended, December 31, 2009.  Typically, management does not individually classify smaller-balance homogeneous loans, such as mortgage or consumer, as impaired.

At December 31, 2009, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans.  Also, at December 31, 2009, no other interest bearing assets were required to be disclosed as non-accrual, past due or restructured.  Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers.  These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements.  Such financial instruments are recorded when they are funded.  The Bancorp has a $1.1 million participation in a $6.4 million letter of credit, which acts as payment support to bondholders.  The letter of credit is secured by a cash collateral account in the amount of $2.2 million and a collateralized guarantee in the amount of $1.0 million.  For the past two years, the cash flows from the security collateralizing the letter of credit have been negatively impacted as the property was vacant.  Currently, the letter of credit participants have secured a signed lease from a new tenant that opened for operations during May 2009.  The signing of the lease resolved one of the defaults that existed under the letter of credit document.  The bank group is currently in negotiations with the borrower to arrive at a resolution to the remaining items of default.  Management will continue to monitor the letter of credit, bond repayments and the operating results of the new tenant.

For the twelve months ended December 31, 2009, $8.5 million in provisions to the ALL account were required, compared to $2.4 million for the twelve months ended December 31, 2008.  The increase in the 2009 ALL provision was related to the need for additional specific allowances for the collateral deficiencies and subsequent charge-offs for the previously mentioned commercial real estate participation loans.  Charge-offs, net of recoveries, totaled $8.3 million for the twelve months ended December 31, 2009, compared to $1.1 million for the twelve months ended December 31, 2008.  The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions.  In determining the provision for loan losses for the current period, management has given consideration to increased risks associated with in the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.33% at December 31, 2009, compared to 1.19% at December 31, 2008.  The ALL to non-performing loans (coverage ratio) was 32.9% at December 31, 2009, compared to 47.0% at December 31, 2008.  The December 31, 2009 balance in the ALL account of $6.1 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.  While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur.  The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss.  Management has allocated reserves to both performing and non-performing loans based on current information available.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated.  There were no charge-offs or recoveries of real estate construction loans during the periods presented.  The amounts are stated in thousands (000’s).

	2009	2008	2007	2006	2005
Balance at beginning of period	$5,830	$4,581	$4,267	$4,181	$3,892
Loans charged-off:
Real estate - residential	(489)	(27)	-	-	(37)
Commercial real estate	(268)	(64)	-	-	-
Commercial real estate participations	(7,133)	(1,026)	-	-	-
Commercial business	(504)	(1)	-	-	-
Consumer	(46)	(109)	(268)	(7)	-
Total charge-offs	(8,440)	(1,227)	(268)	(7)	(37)
Recoveries:
Residential real estate	1	2	3	20	18
Commercial real estate	15	7	-	33	-
Commercial real estate participations	45	-	-	-	-
Commercial business	116	-	24	21	60
Consumer	7	79	3	4	3
Total recoveries	184	88	30	78	81
Net (charge-offs) / recoveries	(8,256)	(1,139)	(238)	71	44
Provision for loan losses	8,540	2,388	552	15	245
Balance at end of period	$6,114	$5,830	$4,581	$4,267	$4,181

ALL to loans outstanding	1.33%	1.19%	0.98%	0.90%	0.89%
ALL to nonperforming loans	32.93%	46.97%	53.16%	138.60%	198.10%
Net charge-offs / recoveries to average loans out - standing during the period	1.75%	-0.24%	-0.05%	0.02%	0.01%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2009		2008		2007		2006		2005
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	241	40.2	394	46.2	808	47.8	761	60.0	644	55.1
Commercial and other dwelling	5,371	42.5	3,934	40.3	2,353	39.2	1,472	26.9	1,089	24.0
Consumer loans	51	0.3	69	0.4	53	0.5	87	0.6	99	6.1
Commercial business and other	451	17.0	1,433	13.1	1,367	12.5	1,947	12.5	2,349	14.8
Total	6,114	100.0	5,830	100.0	4,581	100.0	4,267	100.0	4,181	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings.  Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase.  No securities are classified as trading.  At December 31, 2009, AFS securities totaled $124.8 million or 86.5% of total securities.  AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons.  During 2009, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by Topic 815 Derivatives and Hedging.  It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities.  In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds.  At December 31, 2009, the Bancorp’s investment portfolio totaled $144.3 million.  In addition, the Bancorp had $4.1 million federal funds sold, and $3.7 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated.  The amounts are stated in thousands (000’s).

	2009	2008	2007
U.S. government agencies:
Available-for-sale	2,045	5,621	26,220
Mortgage-backed securities (1):
Available-for-sale	32,778	32,745	24,381
Held-to-maturity	1,018	388	461
Collateralized Mortgage Obligations (1):
Available-for-sale	53,030	36,476	27,532
Municipal Securities:
Available-for-sale	35,573	26,679	14,104
Held-to-maturity	18,539	18,127	17,897
Corporate Securities:
Available-for-sale	-	4,813	-
Trust Preferred Securities:
Available-for-sale	1,350	1,873	4,049
Totals	$144,333	$126,722	$114,644

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities at December 31, 2009, are summarized in the table below.  Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table.  The carrying values are stated in thousands (000’s).

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	-	0.00%
U.S. government Agencies:
AFS	-	0.00%	2,044	5.35%	-	0.00%	-	0.00%
HTM	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Municipal Securities:
AFS	191	4.75%	2,100	4.03%	4,712	4.19%	28,571	4.31%
HTM	920	4.50%	-	0.00%	11,624	4.09%	5,995	4.06%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,350	0.99%
Totals	$1,111	4.54%	$4,144	4.68%	$16,336	4.12%	$35,916	4.14%

During 2009, the Bancorp’s management was notified that the quarterly interest payments for three of its four investments in trust preferred securities have been placed in “payment in kind” status.  Payment in kind status results in a temporary delay in the payment of interest.  As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status.  At December 31, 2009, the cost basis of the three trust preferred securities in non-accrual status totaled $4.2 million.  Current estimates indicate that the interest payment delays may exceed ten years.  One trust preferred security with a cost basis of $1.3 million remains in accrual status.

Sources of Funds

General.  Deposits are the major source of the Bancorp’s funds for lending and other investment purposes.  In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds.  They may also be used on a longer-term basis for general business purposes.  The Bancorp uses repurchase agreements, as well as, a line-of-credit and advances from the FHLB for borrowings.  At December 31, 2009, the Bancorp had $15.9 million in repurchase agreements.  Other borrowings totaled $47.1 million, of which $38.0 million represents FHLB advances.

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

	2009		2008		2007
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Demand deposits	$44,438	-	$43,753	-	$50,913	-
NOW accounts	93,938	0.41	92,198	0.89	59,113	1.26
MMDA accounts	108,874	0.82	113,266	1.94	110,943	3.54
Savings accounts	55,665	0.22	52,830	0.40	54,210	0.40
Certificates of deposit	237,789	2.39	215,327	3.44	219,052	4.59
Total deposits	$540,704	1.31	$517,374	2.06	$494,231	3.02

Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2009 are summarized as follows.  The amounts are stated in thousands (000’s).

3 months or less	$41,306
Over 3 months through 6 months	27,041
Over 6 months through 12 months	17,875
Over 12 months	12,450
Total	$98,672

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

The following tables sets forth certain information regarding borrowing and repurchase agreements by the Bancorp at the end of and during the periods indicated.  The amounts are stated in thousands (000’s).

	At December 31,
	2009	2008	2007
Fixed rate advances from the FHLB	33,000	41,000	31,000
Putable advances from the FHLB	5,000	5,000	2,000
Variable advances from the FHLB	-	-	26,000
FHLB line-of-credit	8,464	2,044	2,846
Limited partnership obligation	-	-	-
Overdrawn due from & Treasury Tax & Loan	665	978	898
Total borrowings	$47,129	$49,022	$62,744

	At December 31,
Repurchase agreements:	2009	2008	2007
Balance	$15,893	$25,773	$14,186
Securities underlying the agreements:
Ending carrying amount	27,394	37,414	21,421
Ending fair value	27,394	37,414	21,421
Weighted average rate (1)	1.34%	1.46%	3.71%

	For year ended December 31,
	2009	2008	2007
Highest month-end balance	$23,451	$25,773	$15,746
Approximate average outstanding balance	21,333	16,301	14,581
Approximate weighted average rate on securities sold under agreements to repurchase (2)	1.36%	2.65%	3.79%

(1)    The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.
(2)    The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Trust Powers

The activities of the Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts.  At December 31, 2009, the market value of the Wealth Management Group’s assets totaled $206.8 million, an increase of $14.4 million, compared to December 31, 2008.

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

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2009.

Weighted average yield:
Securities	4.44%
Loans receivable	5.50
Federal Home Loan Bank stock	2.00
Total interest-earning assets	5.16

Weighted average cost:
Deposit accounts	1.31
Borrowed funds	2.58
Total interest-bearing liabilities	1.45

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.71

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2009	2008	2007
Return on average assets	0.37%	0.91%	0.91%
Return on average equity	4.55	10.96	10.78
Average equity-to-average assets ratio	8.17	8.32	8.41
Dividend payout ratio	136.9	68.2	71.85

	At December 31,
	2009	2008	2007
Total stockholders’ equity to total assets	8.02%	7.94%	8.39%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.
The amounts are stated in thousands (000's).

	Year ended December 31, 2009			Year ended December 31, 2008			Year ended December 31, 2007
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$6,574	$9	0.14%	$802	$10	1.25%	$229	$14	6.11%
Federal funds sold	5,240	5	0.10	2,448	55	2.25	1,891	97	5.12
Securities	139,212	6,186	4.44	120,782	5,833	4.83	107,845	4,862	4.51
Total investments	151,026	6,200	4.11	124,032	5,898	4.76	109,965	4,973	4.52
Loans:*
Real estate mortgage loans	397,146	22,046	5.55	417,819	25,274	6.05	410,795	26,637	6.48
Commercial business loans	73,669	3,822	5.19	64,912	3,843	5.92	52,840	3,963	7.50
Consumer loans	1,725	121	7.02	2,123	152	7.16	2,718	195	7.17
Total loans	472,540	25,989	5.50	484,854	29,269	6.04	466,353	30,795	6.60
Total interest-earning assets	623,566	32,189	5.16	608,886	35,167	5.78	576,319	35,768	6.21
Allowance for loan losses	(6,153)			(5,160)			(4,203)
Cash and due from banks	9,243			9,393			11,600
Premises and equipment	19,444			17,542			14,757
Other assets	23,490			19,735			17,999
Total assets	$669,590			$650,396			$616,472

Liabilities:

Demand deposit	$44,438	-	-%	$43,754	-	-%	$50,913	-	-%
NOW accounts	93,938	389	0.41	92,198	824	0.89	59,113	742	1.26
Money market demand accounts	108,874	891	0.82	113,266	2,200	1.94	110,943	3,924	3.54
Savings accounts	55,665	124	0.22	52,829	209	0.40	54,210	217	0.40
Certificates of deposit	237,789	5,679	2.39	215,327	7,414	3.44	219,052	10,059	4.59
Total interest-bearing deposits	540,704	7,083	1.31	517,374	10,647	2.06	494,231	14,942	3.02
Borrowed funds	68,017	1,758	2.58	74,266	2,286	3.08	68,002	2,938	4.32
Total interest-bearing liabilities	608,721	8,841	1.45	591,640	12,933	2.19	562,233	17,881	3.18

Other liabilities	6,154			4,663			2,374
Total liabilities	614,875			596,303			564,607

Stockholders' equity	54,715			54,093			51,865
Total liabilities and stockholders' equity	$669,590			$650,396			$616,472
Net interest income		$23,348			$22,234			$17,886
Net interest spread			3.71%			3.59%			3.03%
Net interest margin**			3.74%			3.65%			3.10%

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

	Year Ended December 31,			Year Ended December 31,
	2009	vs.	2008	2008	vs.	2007
	Increase / (Decrease)			Increase / (Decrease)
	Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$(729)	$(2,551)	$(3,280)	$1,189	$(2,715)	$(1,526)
Securities	843	(490)	353	609	362	971
Other interest-earning assets	53	(103)	(50)	42	(87)	(45)
Total interest-earning assets	167	(3,144)	(2,977)	1,840	(2,440)	(600)

Interest Expense:
Deposits	506	(4,071)	(3,565)	672	(4,968)	(4,296)

Borrowed Funds	(177)	(351)	(528)	252	(904)	(652)
Total interest-bearing liabilities	329	(4,422)	(4,093)	924	(5,872)	(4,948)

Net change in net interest income/(expense)	$(162)	$1,278	$1,116	$916	$3,432	$4,348

Bank Subsidiary Activities

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana.  The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers.  At December 31, 2009, the Bank had an investment balance of $130 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank.  NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager.  In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank.  At December 31, 2009, the Bank had an investment balance of $211.2 million in NWIN, LLC.  The investment balance represents a decrease of $4.9 million, as a result of return of capital to the Bank during 2009.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT).  The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership.  In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations.  At December 31, 2009, the REIT held assets of $64.8 million in real estate loans.

The Consolidated Financial Statements of the Bancorp include the assets, liabilities, net worth and results of operations of the Bank and its subsidiaries.  Significant inter-company transactions have been eliminated in the consolidation.

Competition

The Bancorp’s primary market area for deposits, loans and financial services encompasses Lake and Porter Counties, in northwest Indiana, where all of its offices are located.  Ninety-five percent of the Bancorp’s business activities are within this area.

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

The Bancorp competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers and other third-party sources .  It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, competitive interest rates, convenient banking center locations, drive-up facilities, automatic teller machines, tax-deferred retirement programs, electronic banking and other miscellaneous services.

The activities of the Bancorp and the Bank in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to the Bancorp.  In addition, non-bank competitors are generally not subject to the extensive regulation applicable to the Bancorp and the Bank.

Personnel

As of December 31, 2009, the Bank had 158 full-time and 33 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good.  The Bancorp has five officers (listed below under Item 4.5 “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

Savings Bank Regulation.  As an Indiana stock savings bank, the Bank is subject to federal regulation and supervision by the FDIC and to state regulation and supervision by the DFI.  The Bank's deposit accounts are insured by DIF, which is administered by the FDIC.  The Bank is not a member of the Federal Reserve System.

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

Capital Requirements.  The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines that are applicable to the Bancorp and the Bank.  These guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%.  At least half of the total required capital must be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items.  The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the allowance for loan losses.

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

The following table shows that, at December 31, 2009, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2009, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same.  At December 31, 2009, the Bancorp and the Bank were categorized as well capitalized.  The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$58.7	11.5%	$40.8	8.0%	$51.0	10.0%
Tier 1 capital to risk weighted assets	$52.6	10.3%	$20.4	4.0%	$30.6	6.0%
Tier 1 capital to adjusted average assets	$52.6	7.8%	$20.1	3.0%	$33.5	5.0%

Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry.  The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

Dividend Limitations.  The Bancorp is a legal entity separate and distinct from the Bank.  The primary source of the Bancorp’s cash flow, including cash flow to pay dividends on the Bancorp’s Common Stock, is the payment of dividends to the Bancorp by the Bank.  Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors.  However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years.  For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period.  Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank.  The aggregate amount of dividends that may be declared by the Bank in 2010, without prior regulatory approval, approximates $1,775,000 plus current 2010 net profits.  In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization's capital needs, assets, quality, and overall financial condition.

Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings associations and safeguards the safety and soundness of the banking and savings industries. Due to the recent difficult economic conditions, deposit insurance per depositor has been raised to $250,000 for all types of accounts until December 31, 2013. The FDIC administers the DIF, which generally insures commercial bank, savings association and state savings bank deposits. The DIF was created as a result of the merger of the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Bank is a member of the DIF and its deposit accounts are insured by the FDIC up to prescribed limits.

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

Pursuant to the final regulations adopted under the Reform Act, the FDIC’s deposit insurance premiums are now assessed through a risk-based system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums based upon their level of capital and risk profile. An institution’s assessment rate depends upon the category to which it is assigned. The Bank paid deposit insurance assessments of $708 thousand during the year ended December 31, 2009. For 2009, the deposit insurance assessment rate before applying one time credits was approximately 0.131% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

           The FDIC is authorized to set the reserve ratio for the DIF at between 1.15% and 1.5% of estimated insured deposits. The designated reserve ratio is currently 1.25% and as a result of the deterioration in banking and economic conditions and recent failures of banks, the reserve ratio was 0.22% as of June 30, 2009. The FDIC expects a higher ratio of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio. The FDIC has seven years to attain a reserve ratio of 1.15%. In addition, during 2009 the FDIC adopted an interim rule that imposed a special assessment of 20 basis points as of June 30, 2009, which was collected on September 30, 2009. The FDIC’s interim rule also provides for the imposition of additional special assessments of up to 10 basis points if necessary. Under the new assessment system, banks in the best risk category will pay from 12 cents to 16 cents per $100 of insured deposits on an annual basis. The special assessment for the Bank paid on September 30, 2009 was $306 thousand. On December 30, 2009, banks also were required to pay the third quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012 on that date. The Bank paid an aggregate of $3.7 million in premiums on December 30, 2009, $3.5 million of which constituted prepaid premiums.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. The Bank paid interest payment assessments of $57 thousand during the year ended December 31, 2009. The interest payment assessment rate for 2009 was approximately 0.010% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

Due to the anticipated continued failures of unaffiliated FDIC-insured depository institutions and the increased premiums noted above, we anticipate that our FDIC deposit insurance premiums could increase significantly in the future, which would adversely impact our future earnings.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank.  At December 31, 2009, the Bank was in compliance with this requirement.

At December 31, 2009, the Bancorp owned $3.65 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of approximately $38 million from the FHLBI.  The FHLBI stock entitles us to dividends from the FHLBI.  The Bancorp recognized dividend income of approximately $80 thousand in 2009.  Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage-backed securities held by the FHLBI (which lowered its regulatory capital levels), the FHLBI temporarily suspended dividends during the 1st quarter of 2009.  When the dividends were finally paid, they were reduced by 75 basis points from the dividend rate paid for the previous quarter.  Continued and additional financial difficulties at the FHLBI could further reduce or eliminate the dividends we receive from the FHLBI.

At December 31, 2009, the Bancorp’s excess borrowing capacity from the FHLBI was $53 million.  Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.  Continued and additional financial difficulties at the FHLBI could reduce or eliminate our additional borrowing capacity with the FHLBI which could force us to borrow money from other sources.  Such other monies may not be available when we need them or, more likely, will be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow.

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

Gramm-Leach-Bliley Act.  Under the Gramm-Leach-Bliley Act ("Gramm-Leach"), bank holding companies are permitted to offer their customers virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  In order to engage in these new financial activities, a bank holding company must qualify and register with the FRB as a "financial holding company" by demonstrating that each of its bank subsidiaries is well capitalized, well managed and has at least a satisfactory rating under the CRA.  The Bancorp has no current intention to elect to become a financial holding company under Gramm-Leach.

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

Recent Legislative Developments. In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law creating the Troubled Asset Relief Program (“TARP”). Pursuant to the EESA, the U.S. Department of the Treasury (the “Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

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

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”). The ARRA amends, among other things, the TARP program legislation by directing the Treasury to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions participating in the TARP, which regulations do not apply to the Bancorp.

The EESA and ARRA followed, and have been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector; and legislation that would require creditors that transfer loans and securitizations of loans to maintain a material portion (generally at least 10%) of the credit risk of the loans transferred or securitized.

In addition, President Obama has proposed, and the House of Representatives and Senate are currently considering, legislation providing for broad and complex regulatory reform which would restructure the regulation of depository institutions.  The House Financial Services Committee already has approved several elements of this plan, including the establishment of a Consumer Financial Protection Agency (“CFPA”), which would have broad rulemaking, interpretative, supervisory, examination and enforcement authority over financial services providers such as the Bancorp.  Other aspects of President Obama’s proposals range from the merger of the Office of Thrift Supervision with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, FDIC, Office of the Comptroller of the Currency and the Federal Reserve Board. Savings and loan holding companies would become regulated as bank holding companies under certain other proposals being considered. The CFPA proposal and other aspects of the President’s plan remain controversial, and many obstacles exist to achieving the President’s goal of enacting these reforms in 2010. On October 22, 2009, the Federal Reserve issued proposed supervisory guidance designed to ensure that incentive compensation practices of banking organizations are consistent with safety and soundness. Uncertainty exists regarding the interpretation and application of this guidance, and the impact of the guidance on recruitment, retention and motivation of key officers and employees.

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

Federal Taxation

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

Accounting for Income Taxes

At December 31, 2009, the Bancorp’s consolidated total deferred tax assets were $4.6 million and the consolidated total deferred tax liabilities were $2.1 million, resulting in a consolidated net deferred tax asset of $2.5 million.  Management believes it is probable that approximately 80% of the deferred tax asset benefit will be realized after considering the historical and anticipated future levels of pretax earnings.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s ten banking locations.  The Bancorp owns all of its office properties.

The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2009.  Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue
Munster, IN 46321-3517	1985	$1,083,788	11,640	$3,223,520
141 W. Lincoln Highway
Schererville, IN 46375-1851	1990	812,746	9,444	2,674,698
7120 Indianapolis Blvd.
Hammond, IN 46324-2221	1978	155,541	2,600	926,220
1300 Sheffield
Dyer, IN 46311-1548	1976	183,175	2,100	908,951
7915 Taft
Merrillville, IN 46410-5242	1968	98,909	2,750	669,353
8600 Broadway
Merrillville, IN 46410-7034	1996	1,294,006	4,400	2,606,029
4901 Indianapolis Blvd.
East Chicago, IN 46312-3604	1995	829,665	4,300	1,553,736
1501 Lake Park Avenue
Hobart, IN 46342-6637	2000	1,801,643	6,992	2,727,335
9204 Columbia Avenue
Corporate Center Building
Munster, IN 46321-3517	2003	5,899,095	36,685	9,950,592
855 Stillwater Parkway
Crown Point, IN 46307-5361	2007	2,084,914	3,945	2,437,469
1801 W. 25th Avenue
Gary, IN 46404-3546	2008	1,777,808	2,700	1,901,384
2905 Calumet Avenue
Valparaiso, IN 46383-2645	2009	2,233,882	2,790	2,287,534

At December 31, 2009, the Bank had investments totaling $1.3 million in two locations, which have been acquired for future development.  The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS (formerly Metavante) Corporation located in Brown Deer, Wisconsin.  FIS provides real time services for loans, deposits, retail delivery systems, card solutions and electronic banking.  Additionally, the Bank utilizes Accutech in Muncie, Indiana for its Wealth Management operations.

The net book value of the Bank’s property, premises and equipment totaled $19.6 million at December 31, 2009.

Item 3.	Legal Proceedings

The Bancorp is not engaged in any legal proceedings of a material nature at the present time.  From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Item 4.5	Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2009	Position

David A. Bochnowski	64	Chairman and Chief Executive Officer
Joel Gorelick	62	President and Chief Administrative Officer
Jon E. DeGuilio	54	Executive Vice President and Secretary
John J. Diederich	57	Executive Vice President

Robert T. Lowry	48	Senior Vice President, Chief Financial Officer and Treasurer

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank, and is accountable to the Board of Directors, customers, shareholders, employees and stakeholders for the operation of the company.  He has been the Chief Executive Officer since 1981 and became the Chairman in 1995.  He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981.  Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), now known as the new American Bankers Association (ABA) a national bank trade association where he serves on the Government Affairs Committee, Corporate Governance Committee, and Task Force on Financial Services Regulatory Reform. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Healthcare System, a former chairman and current board member of the Legacy Foundation of Lake County, a Director of the Quality of Life Council, and a trustee of the Purdue Technology Center Northwest Indiana.  He is a former Chairman of the Indiana Department of Financial Institutions; former Chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association; former director of the Federal Home Loan Bank of Indianapolis; and, a former member of the Federal Reserve Thrift Institutions Advisory Committee.  Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice.  He holds a Juris Doctorate degree from Georgetown University and a Masters Degree from Howard University. He served as an officer in the United States Army and is a Vietnam veteran.

Joel Gorelick is President and Chief Administrative Officer of the Bancorp and the Bank.  Mr. Gorelick has responsibility for coordinating the daily activities of consumer, residential,commercial lending, and wealth management activities.  Mr. Gorelick has been with the Bank since 1983.  He became a director in 2000.  Mr. Gorelick is involved in many community service organizations and has served in positions such as president of the Northwest Indiana Boys & Girls Club, president of the Merrillville, IN, Rotary Club, chairman of the board of the Northwest Indiana Regional Development Corporation, and president of the Lake Central High School Athletics Booster Club.  Mr. Gorelick is an instructor for the Indiana Banker’s Commercial Lending School.  Mr. Gorelick received recognition as the Small Business Advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program and was named the 2000 board member of the year by the National Association For Development Companies.  The Indiana District Office of the U. S. Small Business Administration named Mr. Gorelick the year 2000 Financial Services Advocate of the Year.  Mr. Gorelick has been appointed as a board member for the United States Selective Service System and currently serves as board member of the Lake County Economic Development Corporation, N.W. Indiana Regional Development Corporation.  He holds a Masters of Science in Business Administration from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

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

John J. Diederich is Executive Vice President of the Bancorp and the Bank.  Mr. Diederich has responsibility for coordinating the daily activities of retail banking and for the solicitation of new customers for the bank’s commercial lending, wealth management, municipal and retail areas.  Prior to joining the Bank in 2009, Mr. Diederich spent 35 years with JP Morgan Chase where his most recent responsibilities were as Regional President in Northwest Indiana.  Mr. Diederich is involved in many community service organizations currently serving as President of the Crisis Center, Inc.  and as Director of the Northwest Indiana Boys and Girls Clubs, the Crown Point Community Foundation, the Valparaiso Family YMCA, the Northwest Indiana Regional Development Company, the Adult Education Alliance Inc. and is on the Finance Committee for the Diocese of Gary.  Mr. Diederich holds a B.S. Degree in Finance from St. Joseph’s College and a B.S. Degree in Accounting from Calumet College.

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

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the caption "Market Information" in the 2009 Annual Report to Shareholders is incorporated herein by reference.  Also see Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The information contained in the table captioned "Selected Consolidated Financial Data" in the 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2009 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements

The financial statements contained in the 2009 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A(T).	Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

NorthWest Indiana Bancorp (the “Bancorp”) conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Bancorp in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

The Risk Management Committee of the Board of Directors meets regularly with the independent registered public accounting firm, Plante & Moran PLLC, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort.  The Risk Management Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Risk Management Committee.

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

With the participation of the Bancorp’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Bancorp’s system of internal control over financial reporting was effective as of December 31, 2009.

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

There were no changes in the Bancorp’s internal control over financial reporting in the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Item 9B.  Other Information

There are no items reportable under this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information contained under the sections captioned "Election of Directors” and “Meetings of the Board of Directors," “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.  Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management”, and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Election of Directors” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2009 with respect to the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	65,747	$23.69	243,250

Equity compensation plans not approved by security holders	0	0	0

Total	65,747	$23.69	243,250

Item 13. Certain Relationships and Related Transactions

The information contained in the “Summary Compensation Table for 2009”, contained under the section titled "Executive Compensation," in the section titled “Transactions with Related Persons, and on page 5 under the section titled “Corporate Governance-Director Independence” in the Bancorp’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)                    Financial Statements:

The following financial statements of the Bancorp are incorporated herein by reference to the 2009 Annual Report to Shareholders, filed as Exhibit 13 to this report:

(a)	Reports of Independent Registered Public Accounting Firms

(b)	Consolidated Balance Sheets, December 31, 2009 and 2008

(c)	Consolidated Statements of Income for the years ended December 31, 2009 and 2008

(d)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2009 and 2008

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

3.i.	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii.	By-Laws of NorthWest Indiana Bancorp (incorporated herein by reference to Exhibit 3.1 of the Bancorp’s Form 8-K dated August 3, 2009).

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

10.3. *
Amended and Restated Employment Agreement, dated December 29, 2008, between Peoples Bank SB, NorthWest Indiana Bancorp and Joel Gorelick (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated December 30, 2008).

10.4. *
Unqualified Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005(incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.5. *	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Bancorp’s Form 8-K dated April 20, 2005).

10.6 *
Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Appendix A to the Bancorp’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, filed on March 25, 2005).

10.7 *
Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.8 *	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the Bancorp’s Form 8-K dated April 20, 2005).

10.9 *	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.3 of the Bancorp’s Form 8-K dated April 20, 2005).

10.10 *	Form of Agreement for Restricted Stock (incorporated by referenced to Exhibit 99.4 of the Bancorp’s form 8-K dated April 20,2005).

13.	2009 Annual Report to Shareholders

16.	Letter from Crowe Horwath LLC dated January 27, 2009 (incorporated by reference to Exhibit 16.1 of the Bancorp’s Form 8-K dated January 29, 2009).

21.	Subsidiaries of the Bancorp (incorporated herein by reference to Exhibit 21. to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm

23.2	Crowe Horwath LLP - Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

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
David A. Bochnowski
Chairman of the Board and
Chief Executive Officer

Date:  February 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 12, 2010:

Signature	Title

Principal Executive Officer:

/s/David A. Bochnowski	Chairman of the Board and
David A. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Robert T. Lowry	Senior Vice President,
Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/Frank J. Bochnowski	Director
Frank J. Bochnowski

/s/Lourdes M. Dennison	Director
Lourdes M. Dennison

/s/Edward J. Furticella	Director
Edward J. Furticella

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

/s/Stanley E. Mize	Director
Stanley E. Mize

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

EXHIBIT INDEX

Exhibit	Description

13.	2009 Annual Report to Shareholders

23.1.	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm

23.2	Crowe Horwath LLP - Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications