Form 10-Q
period 2010-03-31
NORTHWEST INDIANA BANCORP
filed 2010-04-21
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______

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

There were 2,820,842 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2010.

NorthWest Indiana Bancorp
Index

Page Number
PART I. Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets, March 31, 2010 and December 31, 2009	1

Consolidated Statements of Income, Three Months Ended March 31, 2010 and 2009	2

Consolidated Statements of Changes in Stockholders' Equity, Three Months Ended March 31, 2010 and 2009	3

Consolidated Statements of Cash Flows, Three Months Ended March 31, 2010 and 2009	4

Notes to Consolidated Financial Statements	5-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T. Controls and Procedures	24

PART II. Other Information	25

SIGNATURES	26

EXHIBITS
10.1 Amended Unfunded Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005 (amended as of February 26, 2010)
10.2 Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (amended as of February 26, 2010)
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
(Dollars in thousands)	(unaudited)

ASSETS

Cash and non-interest bearing balances in financial institutions	$6,612	$8,705
Interest bearing balances in financial institutions	15,003	447
Federal funds sold	2,733	4,070
Total cash and cash equivalents	24,348	13,222

Securities available-for-sale	139,584	124,776
Securities held-to-maturity	18,624	19,557
Loans held for sale	327	1,025
Loans receivable	460,614	458,245
Less: allowance for loan losses	(7,053)	(6,114)
Net loans receivable	453,561	452,131
Federal Home Loan Bank stock	3,650	3,650
Accrued interest receivable	2,909	2,878
Premises and equipment	19,298	19,590
Foreclosed real estate	3,625	3,747
Cash value of bank owned life insurance	12,149	12,049
Prepaid FDIC insurance premium	3,067	3,282
Other assets	4,540	5,899

Total assets	$685,682	$661,806

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$48,511	$42,390
Interest bearing	519,023	498,137
Total	567,534	540,527
Repurchase agreements	20,594	15,893
Borrowed funds	34,535	47,129
Accrued expenses and other liabilities	8,700	5,179

Total liabilities	631,363	608,728

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: March 31, 2010 - 2,889,452	361	361
December 31, 2009 - 2,889,452
shares outstanding: March 31, 2010 - 2,820,842
December 31, 2009 - 2,818,578
Additional paid in capital	5,114	5,104
Accumulated other comprehensive income/(loss)	224	(170)
Retained earnings	50,075	49,312
Treasury stock, common shares at cost: March 31, 2010 - 68,610
December 31, 2009 - 70,874	(1,455)	(1,529)

Total stockholders' equity	54,319	53,078

Total liabilities and stockholders' equity	$685,682	$661,806

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2010	2009
Interest income:
Loans receivable
Real estate loans	$5,156	$5,923
Commercial loans	1,032	897
Consumer loans	24	34
Total loan interest	6,212	6,854

Securities	1,530	1,582
Other interest earning assets	7	5

Total interest income	7,749	8,441

Interest expense:
Deposits	1,201	2,166
Repurchase agreements	52	87
Borrowed funds	269	399

Total interest expense	1,522	2,652

Net interest income	6,227	5,789
Provision for loan losses	1,235	700

Net interest income after provision for loan losses	4,992	5,089

Noninterest income:
Fees and service charges	609	639
Gain on sale of securities, net	289	140
Wealth management operations	281	197
Gain on sale of loans, net	109	566
Increase in cash value of bank owned life insurance	100	105
Gain/(loss) on foreclosed real estate, net	22	(37)
Other-than-temporary impairment of securities	(19)	-
Portion of loss recognized in other comprehensive income	(94)	-
Other	4	3

Total noninterest income	1,301	1,613

Noninterest expense:
Compensation and benefits	2,409	2,365
Occupancy and equipment	785	783
Data processing	233	215
Federal deposit insurance premiums	231	186
Marketing	125	67
Other	892	932

Total noninterest expense	4,675	4,548

Income before income tax expenses	1,618	2,154
Income tax expenses	229	449

Net income	$1,389	$1,705

Earnings per common share:
Basic	$0.49	$0.61
Diluted	$0.49	$0.61

Dividends declared per common share	$0.21	$0.36

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2010	2009

Balance at beginning of period	$53,078	$52,773

Comprehensive income:
Net income	1,389	1,705
Net unrealized change on securities
available-for-sale, net of reclassifications and tax effects	396	(246)
Amortization of unrecognized gain	(2)	(2)
Comprehensive income	1,783	1,457

Issuance of common stock,
under stock based compensation plan, including tax effects	-	4

Stock based compensation expense	10	13

Sale of treasury stock	40	-

Adjustment to retained earnings for EITF 06-4	-	(63)

Cash dividends	(592)	(1,011)

Balance at end of period	$54,319	$53,173

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended
(Dollars in thousands)	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,389	$1,705
Adjustments to reconcile net income to
net cash provided by operating activities:
Origination of loans for sale	(3,680)	(20,889)
Sale of loans originated for sale	4,477	20,180
Depreciation and amortization, net of accretion	467	326
Amortization of mortgage servicing rights	30	26
Amortization of investment in real estate limited partnerships	2	48
Equity in loss of investment in limited partnership,
net of interest received	37	6
Stock based compensation expense	10	13
Net gains on sales and calls of securities	(289)	(140)
Net gains on sale of loans	(109)	(566)
Net losses due to other-than-temporary impairment of securities	113	-
Net (gains)/losses on foreclosed real estate	(22)	37
Provision for loan losses	1,235	700
Net change in:
Interest receivable	(31)	28
Other assets	1,304	(1,280)
Cash value of bank owned life insurance	(100)	(105)
Accrued expenses and other liabilities	3,521	(3,872)
Total adjustments	6,965	(5,488)
Net cash - operating activities	8,354	(3,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	6,034	5,416
Proceeds from sales of securities available-for-sale	5,683	2,521
Purchase of securities available-for-sale	(25,815)	(10,454)
Proceeds from maturities and pay downs of securities held-to-maturity	926	4
Proceeds from sale of loans transferred to held-for-sale	-	10,651
Net change in loans receivable	(2,858)	3,070
Purchase of premises and equipment, net	(97)	(577)
Proceeds from sale of foreclosed real estate	337	-
Net cash - investing activities	(15,790)	10,631

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	27,007	23,497
Proceeds from FHLB advances	4,000	-
Repayment of FHLB advances	(8,000)	(4,000)
Change in other borrowed funds	(3,893)	(2,802)
Proceeds from issuance of common stock	-	5
Proceeds from sale of treasury stock	40	-
Dividends paid	(592)	(1,011)
Net cash - financing activities	18,562	15,689
Net change in cash and cash equivalents	11,126	22,537
Cash and cash equivalents at beginning of period	13,222	11,296
Cash and cash equivalents at end of period	$24,348	$33,833

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,546	$2,697
Income taxes	$50	$45
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$237	$48
Transfers from loans to loans held for sale	$-	$10,493

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation
The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2010 and December 31, 2009, and the consolidated statements of income, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2010 and 2009. The income reported for the three-month period ended March 31, 2010 is not necessarily indicative of the results to be expected for the full year.

Note 2 - Use of Estimates
Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of foreclosed real estate, loan servicing rights, and investment securities and status of contingencies are particularly susceptible to material change in the near term.

Note 3 – Securities
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		(Dollars in thousands)
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
3/31/2010
U.S. government sponsored entities	$2,000	$28	$-	$2,028
CMO and residential mortgage-backed securities	64,673	1,705	(69)	$66,309
Municipal securities	33,299	1,522	(78)	$34,743
CMO government sponsored entities	34,118	1,075	(20)	$35,173
Collateralized debt obligations	5,230	-	(3,899)	$1,331
Total debt securities	$139,320	$4,330	$(4,066)	$139,584

12/31/2009
U.S. government sponsored entities	$1,993	$52	$-	$2,045
CMO and residential mortgage-backed securities	61,095	2,302	(82)	63,315
Municipal securities	34,151	1,516	(94)	35,573
CMO government sponsored entities	22,534	168	(209)	22,493
Collateralized debt obligations	5,343	-	(3,993)	1,350
Total debt securities	$125,116	$4,038	$(4,378)	$124,776

The carrying amount (cost basis), unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

		(Dollars in thousands)
		Gross	Gross
	Cost	Unrecognized	Unrecognized	Fair
	Basis	Gains	Losses	Value
3/31/2010
Municipal securities	$17,611	$852	$-	$18,463
Residential mortgage-backed securities	1,013	30	(6)	1,037
Total debt securities	$18,624	$882	$(6)	$19,500

12/31/2009
Municipal securities	$18,539	$724	$-	$19,263
Residential mortgage-backed securities	1,018	28	(6)	1,040
Total debt securities	$19,557	$752	$(6)	$20,303

The fair value of debt securities and carrying amount, if different, at March 31, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale	Held-to-maturity
	Fair	Carrying	Fair
	Value	Amount	Value
Due in one year or less	$196	$-	$-
Due from one to five years	4,166	560	603
Due over five years	33,740	17,051	17,860
CMO and residential mortgage-backed securities	101,482	1,013	1,037
Total	$139,584	$18,624	$19,500

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	3/31/2010	3/31/2009

Proceeds	$5,683	$2,521
Gross gains	289	140
Gross losses	-	-

Change in net unrealized gain/(loss) on available-for-sale securities included in other comprehensive income is as follows:

(Dollars in thousands)
Unrealized gains
Beginning balance, December 31, 2009	$(247)
Current period change	396
Ending balance, March 31, 2010	$149

Securities with carrying values of $23,894,000 and $27,394,000 were pledged as of March 31, 2010 and December 31, 2009, respectively, as collateral for repurchase agreements and public funds and for other purposes as permitted or required by law.

Securities with unrealized losses at March 31, 2010 and December 31, 2009 not recognized in income are as follows:

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
3/31/2010
Description of Securities:
CMO and residential mortgage-backed securities	$16,123	$(95)	$-	$-	$16,123	$(95)
Municipal securities	2,267	(11)	1,487	(67)	3,754	(78)
Collateralized debt obligations	-	-	1,331	(3,899)	1,331	(3,899)
Total temporarily impaired	$18,390	$(106)	$2,818	$(3,966)	$21,208	$(4,072)
Number of securities		13		8		21

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
12/31/2009
Description of Securities:
CMO and residential mortgage-backed securities	$15,604	$(297)	$13	$-	$15,617	$(297)
Municipal securities	2,443	(15)	1,476	(79)	3,919	(94)
Collateralized debt obligations	-	-	1,350	(3,993)	1,350	(3,993)
Total temporarily impaired	$18,047	$(312)	$2,839	$(4,072)	$20,886	$(4,384)
Number of securities		16		7		23

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality or have undisrupted cash flows. Management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

Note 4 – Loans Receivable
Non-performing loans at period-end were as follows:

	(Dollars in thousands)
	3/31/2010	12/31/2009
Loans past due over 90 days still on accrual	$1,123	$1,491
Non-accrual loans	17,705	17,074

Impaired loans at period-end were as follows:

	(Dollars in thousands)
	3/31/2010	12/31/2009
Period-end loans with no allocated
allowance for loan losses	$7,747	$3,853
Period-end loans with allocated
allowance for loan losses (including troubled debt restructurings of $12,043 and $7,199	15,534	13,112
Total	$23,281	$16,965
Amount of the allowance for
loan losses allocated	$1,721	$1,179
Average of impaired loans
during the period	20,123	12,820
Interest income recognized
during impairment	37	10
Cash-basis interest income
recognized during impairment	170	95

Note 5 – Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	3/31/2010	12/31/2009
Commercial real estate and other dwelling	$1,897	$1,897
Residential real estate	1,057	1,082
Construction and land development	521	768
Commercial and industrial	150	-
Total	$3,625	$3,747

Note 6 - Concentrations of Credit Risk
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

Note 7 – Earnings Per Share
Earnings per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding.  A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computation for the three months ended March 31, 2010 and 2009 are presented below:

(Dollars in thousands, except per share data)
	Three Months Ended
	March 31,
	2010	2009
Basic earnings per common share:
Net income as reported	$1,389	$1,705
Weighted average common shares outstanding:	2,820,842	2,809,270
Basic earnings per common share:	$0.49	$0.61
Diluted earnings per common share:
Net income as reported	$1,389	$1,705
Weighted average common shares outstanding:	2,820,842	2,809,270
Add: Dilutive effect of assumed stock
option exercises:	-	6,067
Weighted average common and dilutive
potential common shares outstanding:	2,820,842	2,815,337
Diluted earnings per common share:	$0.49	$0.61

Note 8 – Stock Based Compensation
The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock. As required by the Compensation – Stock Compensation Topic (formerly Financial Accounting Standards No. 123R (FAS 123R,), “Share-Based Payments”), companies are required to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the three months ended March 31, 2010, stock based compensation expense of $10,000 was recorded, compared to $13,000 for the three months ended March 31, 2009. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $30,000 in 2010 and $37,000 in 2011.

A summary of option activity under the Bancorp’s incentive stock option plan for the three months ended March 31, 2010 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2010	65,747	$23.69
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(11,700)	$21.13
Outstanding at March 31, 2010	54,047	$24.25	2.5	-
Exercisable at March 31, 2010	53,047	$24.17	2.4	-

Note 9 – Adoption of New Accounting Standards
The Transfers and Servicing Topic was updated to remove the concept of a qualifying special-purpose entity from the Topic and removes the exception from applying the Consolidations Topic (formerly FASB Interpretation No. 46R)  The objective in issuing this update is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This update must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The impact of adoption was not material.

The Consolidations Topic was amended to improve financial reporting by enterprises involved with variable interest entities. The amendment addresses (1) the effects on certain provisions of the Topic as they relate to the elimination of the qualifying special-purpose entity concept in the Transfers and Servicing Topic and (2) constituent concerns about the application of certain key provisions of the Topic including those in which the accounting and disclosures under the Topic do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This amendment shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The impact of adoption was not material.

The Fair Value Measurements and Disclosures Topic was amended to improve disclosure requirements for those entities required to make recurring and nonrecurring fair value measurements. The amendment requires new disclosures for transfers in and out of Levels 1 and 2 and for separate presentation of purchases, sales, issuances and settlements for activity in Level 3. Further, this amendment clarifies the existing required disclosures when determining the level of disaggregation when reporting classes of assets and liabilities and disclosure about valuation techniques and inputs to measure fair value for both recurring and nonrecurring measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure for about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Fair Value Footnote (Note 10) has been updated to incorporate these amendments.

Note 10 – Fair Value
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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

      At the end of each reporting period, securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with the Investments – Debt and Equity Securities Topic.  Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates. We consider the following factors when determining an other-than-temporary impairment for a security: the length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; an assessment of whether the Bancorp has (1) the intent to sell the debt securities or (2) more likely than not will be required to sell the debt securities before its anticipated market recovery. If either of these conditions is met, management will recognize other-than-temporary impairment. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings.

For the period ended March 31, 2010, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic (formerly FSP EITF 99-20-1) and the Investments – Debt and Equity Securities Topic (formerly FSP FAS 115-2 and FAS 124-2). The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contains principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, bank call reports filed with the FDIC and thrift financial reports provided by the Office of Thrift Supervision. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset size. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had other-than-temporary impairment in the amount of $249 thousand, as of March 31, 2010.

The table below shows the credit loss roll forward for the Bancorp’s trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
Ending balance, December 31, 2009	$136
Additions not previously recognized	113
Ending balance, March 31, 2010	$249

Below is a table containing information regarding the Bancorp’s pooled trust preferred securities as of March 31, 2010:

Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Book value	1,258,772	1,296,077	1,323,252	1,351,903
Fair value	257,059	189,386	621,600	262,895
Unrealized gains/(losses)	(1,001,712)	(1,106,692)	(701,652)	(1,089,008)
Lowest credit rating assigned	Caa3	Ca	BB	Ca
Number of performing banks	53	24	49	42
Number of performing insurance companies	12	7	10	n/a
Number of issuers in default	10	6	7	4
Number of issuers in deferral	18	12	10	10
Defaults & deferrals as a % of performing collateral	45.75%	33.47%	41.49%	43.49%
Subordination:
As a % of performing collateral	-13.11%	-18.54%	15.52%	-4.61%
As a % of performing collateral - adjusted for projected future defaults	-21.37%	-25.04%	6.55%	-11.64%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1	5.00%	3.30%	7.20%	4.50%
Year 2	1.10%	1.20%	1.60%	1.30%
Year 3	0.70%	0.70%	0.80%	0.50%
> 3 Years	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	39,300	132,000	15,884	61,950

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.
(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 75% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At March 31, 2010, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

Management calculated the other-than-temporary impairment model assumptions based on the specific collateral underlying each individual security. The following assumption methodology was applied consistently to each of the four pooled trust preferred securities:  For collateral that has already defaulted, no recovery was assumed; no cash flows were assumed from collateral currently in deferral, with the exception of the recovery assumptions. The default and recovery assumptions were calculated based on a detailed collateral review. The discount rate assumption used in the calculation of the present value of cash flows is based on the discount margin (i.e., credit spread) at the time each security was purchased using the original purchase price. The discount margin is then added to the appropriate 3-month LIBOR forward rate obtained from the forward LIBOR curve.

At March 31, 2010, three of the trust preferred securities with a cost basis of $3.9 million have been placed in “payment in kind” status.  The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the quarter ended March 31, 2010. Assets and liabilities measured at fair value on a recurring basis are summarized below:

(Dollars in thousands)		Fair Value Measurements at March 31, 2010 Using
	3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale debt securities
U.S. government sponsored entities	$2,028	$-	$2,028	$-
CMO and residential mortgage-backed securities	66,309	-	66,309	-
Municipal securities	34,743	-	34,743	-
CMO government sponsored entities	35,173	-	35,173	-
Collateralized debt obligations	1,331	-	-	1,331
Total available for sale debt securities	$139,584	$-	$138,253	$1,331

(Dollars in thousands)		Fair Value Measurements at December 31, 2009 Using
	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale debt securities
U.S. government sponsored entities	$2,045	$-	$2,045	$-
CMO and residential mortgage-backed securities	63,315	-	63,315	-
Municipal securities	35,573	-	35,573	-
CMO government sponsored entities	22,493	-	22,493	-
Collateralized debt obligations	1,350	-	-	1,350
Total available for sale debt securities	$124,776	$-	$123,426	$1,350

Roll forward of available-for-sale securities, which require significant adjustment based on unobservable data are presented below:

(Dollars in thousands)	Fair Value Measurements at March 31, 2010 Using Significant Unobservable Inputs (Level 3)
Available for sale debt securities
Collateralized Debt Obligations
Beginning balance, December 31, 2009	$1,350
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	(113)
Included in other comprehensive income	94
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, March 31, 2010	$1,331

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(Dollars in thousands)		Fair Value Measurements at March 31, 2010 Using
	3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$13,813	$-	$-	$13,813
Foreclosed real estate	3,625	-	-	3,625

(Dollars in thousands)		Fair Value Measurements at December 31, 2009 Using
	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$11,933	$-	$-	$11,933
Foreclosed real estate	3,747	-	-	3,747

The fair value of impaired loans with specific allocations of the allowance for loan losses and foreclosed real estate, which has been written down to fair value, is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $13.8 million, with a valuation allowance of $1.7 million, resulting in an additional provision for the quarter of $542 thousand. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy.

The following table shows fair values and the related carrying values of financial instruments as of the dates indicated. Items that are not financial instruments are not included.

	(Dollars in thousands)
	March 31, 2010
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$24,348	$24,348
Securities available-for-sale	139,584	139,584
Securities held-to-maturity	18,624	19,500
Loans held for sale	327	327
Loans receivable, net	453,561	498,742
Federal Home Loan Bank stock	3,650	3,650
Accrued interest receivable	2,909	2,909

Financial liabilities:
Demand and savings deposits	333,125	333,125
Certificates of deposit	234,409	235,148
Repurchase agreements	20,594	20,008
Borrowed funds	34,535	34,792
Accrued interest payable	126	126

	(Dollars in thousands)
	December 31, 2009
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$13,222	$13,222
Securities available-for-sale	124,776	124,776
Securities held-to-maturity	19,557	20,303
Loans held for sale	1,025	1,025
Loans receivable, net	452,131	498,005
Federal Home Loan Bank stock	3,650	3,650
Accrued interest receivable	2,878	2,878

Financial liabilities:
Demand and savings deposits	313,669	313,669
Certificates of deposit	226,858	227,672
Repurchase agreements	15,893	15,525
Borrowed funds	47,129	38,932
Accrued interest payable	150	150

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of March 31, 2010 and December 31, 2009. The estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, and accrued interest receivable and payable are considered to approximate carrying book value. The estimated fair value for loans is based on estimates of the rate the Bancorp would charge for similar such loans at March 31, 2010 and December 31, 2009, applied for the time period until estimated repayment. For commercial loans the fair value includes a liquidity adjustment to reflect current market conditions. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for certificates of deposits is based on estimates of the rate the Bancorp would pay on such deposits at March 31, 2010 and December 31, 2009, applied for the time period until maturity. The estimated fair value for borrowed funds is based on current rates for similar financings. The estimated fair value of other financial instruments, and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

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

At March 31, 2010, the Bancorp had total assets of $685.7 million, total loans of $460.6 million and total deposits of $567.5 million. Stockholders' equity totaled $54.3 million or 7.92% of total assets, with book value per share at $19.26. For the quarter ended March 31, 2010, the Bancorp recorded net income of $1.4 million, or $0.49 earnings per basic share and $0.49 earnings per diluted share. For the quarter ended March 31, 2010, the return on average assets (ROA) was 0.82%, while the return on average stockholders’ equity (ROE) was 10.07%.

Recent Developments

The Current Economic Environment.  We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets.  The capital and credit markets have been experiencing volatility and disruption for more than 27 months.  The risks associated with our business become more acute in periods of a slowing economy or slow growth.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  While we are taking steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Our loan portfolio includes residential mortgage loans, construction loans, and commercial real estate loans.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, the current level of low economic growth on a national scale, the occurrence of another national recession, or further deterioration in local economic conditions in our markets could drive loan losses beyond that which are provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies; problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Impact of Recent and Future Legislation.  Congress and the U.S. Department of the Treasury (“Treasury”) have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market.  They also have proposed additional legislation that could materially affect the financial services industry, such as President Obama’s broad and complex plan for financial regulatory reform.    It is not clear at this time what long-term impact the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program, the American Recovery and Reinvestment Act of 2009, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry.  The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the levels of volatility and limited credit availability currently being experienced, is unknown.  The failure of such measures to help provide long-term stability to the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.  Finally, there can be no assurance regarding the specific impact that such measures may have on us, or whether (or to what extent) we will be able to benefit from such programs.  In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions.  For example, the Bancorp could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bancorp’s borrowers are otherwise contractually required to pay under existing loan contracts.  Also, the Bancorp could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market.  Dramatic declines in the housing market over the past two-and-a-half years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  We do not expect that the difficult conditions in the financial markets are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

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

Concentrations of Real Estate Loans Could Subject the Bancorp to Increased Risks in the Event of a Protracted Real Estate Recession.  A significant portion of the Bancorp’s loan portfolio is secured by real estate.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  While real estate values in some regions of the country are beginning to show signs of stabilizing, a further weakening of the real estate market could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Financial Condition

During the three months ended March 31, 2010, total assets increased by $23.9 million (3.6%), with interest-earning assets increasing by $29.6 million (4.8%). At March 31, 2010, interest-earning assets totaled $640.5 million and represented 93.4% of total assets.

Loans receivable totaled $460.6 million at March 31, 2010, compared to $458.2 million at December 31, 2009. At March 31, 2010, loans receivable represented 71.9% of interest earning assets, 67.2% of total assets and 81.2% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $53.5 million (11.6%) in construction and development loans, $179.3 million (39.0%) in residential mortgage loans, $9.1 million (2.0%) in multifamily loans, $135.9 million (29.5%) in commercial real estate loans, $1.4 million (0.3%) in consumer loans, $64.7 million (14.0%) in commercial business loans and $16.7 million (3.6%) in government and other loans. Adjustable rate loans comprised 41.5% of total loans at March 31, 2010.

The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. However, as a result of the low interest rate environment, management is selling all newly originated fixed rate mortgage loans in an effort to minimize future interest rate risk.  These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market.  During the three months ended March 31, 2010, the Bancorp sold $4.5 million in fixed rate mortgage loans, compared to $20.2 million during the three months ended March 31, 2009.  During 2009, a high level of loan sales occurred as a result of refinancing activity associated with the Federal Reserve’s successful effort to lower long-term interest rates.  Also, during the first quarter of 2009, the Bancorp conducted a $10.5 million one-time sale of portfolio fixed rate mortgage loans, which were sold to reduce interest rate risk. Net gains realized from mortgage loan sales totaled $109 thousand for the three months ended March 31, 2010, compared to $566 thousand for the three months ended March 31, 2009.  At March 31, 2010, the Bancorp had $327 thousand in loans that were classified as held for sale.

The allowance for loan losses (ALL) is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses, and decreased by charge-offs less recoveries.  A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.  The determination of the amounts of the ALL and provisions for loan losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability as of the reporting date.  The appropriateness of the current period provision and the overall adequacy of the ALL are determined through a disciplined and consistently applied quarterly process that reviews the Bancorp’s current credit risk within the loan portfolio and identifies the required allowance for loan losses given the current risk estimates.

Historically, the Bancorp has successfully originated commercial real estate loans within its primary market area.  However, beginning in the fourth quarter of 2005, in a response to a decrease in local loan demand and in an effort to reduce the potential credit risk associated with geographic concentrations, a strategy was implemented to purchase commercial real estate participation loans outside of the Bancorp’s primary market area.  The strategy to purchase these commercial real estate participation loans was limited to 10% of the Bancorp’s loan portfolio.  The Bancorp’s management discontinued the strategy during the third quarter of 2007.  As of March 31, 2010, the Bancorp’s commercial real estate participation loan portfolio consisted of eleven loans with an aggregate balance of $32.0 million, and an additional $1.9 million in funding commitments for three of the eleven loans.  Of the $32.0 million in commercial real estate participation loans, $12.1 million has been purchased within the Bancorp’s primary market area and $19.9 million outside of the primary market.  At March 31, 2010, $11.6 million or 36.3% of the Bancorp’s commercial real estate participation loans have been internally classified as substandard and placed in non-accrual status.  Of the $11.6 million in commercial real estate participation loans placed in non-accrual status, $8.1 million are located outside of the Bancorp’s primary market area.  The discussion in the paragraphs that follow regarding non-performing loans, internally classified loans and impaired loans include loans from the Bancorp’s commercial real estate participation loan portfolio.

For all of its commercial real estate participation loans, the Bancorp’s management requires that the lead lenders obtain external appraisals to determine the fair value of the underlying collateral for these collateral dependent loans.  The Bancorp’s management requires current external appraisals when entering into a new lending relationship or when events have occurred that materially change the assumptions in the existing appraisal, such as loan impairment.  The lead lenders receive external appraisals from qualified appraisal firms that have expertise in valuing commercial properties and are able to comply with the required scope of the engagement.  After the lead lender receives the external appraisal and performs its compliance review, the appraisal is forwarded to the Bancorp for review.  The Bancorp’s management validates the external appraisal by conducting an internal in-house review by personnel with expertise in commercial real estate developments.  If additional expertise is needed, an independent review appraiser is obtained to assist in the evaluation of the appraisal.  The Bancorp is not aware of any significant time lapses during this process.  Periodically, the Bancorp’s management may make adjustments to the external appraisal assumptions if additional known quantifiable data becomes available that materially impacts the value of a project.  Examples of adjustments that may occur are changes in property tax assumptions or changes in capitalization rates.  No adjustments were made to the appraisals that affected the March 31, 2010 reporting period.  The Bancorp’s management relies on up to date external appraisals to determine the current value of its commercial real estate participation loans.  These values are appropriately adjusted to reflect changes in market value and, when necessary, are the basis for establishing the appropriate allowance for loan loss reserve.  If an updated external appraisal for a commercial real estate participation loan is received after the balance sheet date, but before the annual or quarterly financial statements are issued, material changes in appraised values are “pushed back” in the yet to be issued financial statements in order that appropriate loan loss provision is recorded for the current reporting period.  The Bancorp’s management consistently records loan charge-offs based on the fair value of the collateral as presented in the current external appraisal.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed in non-accrual status.  Non-performing loans totaled $18.8 million at March 31, 2010, compared to $18.6 million at December 31, 2009, an increase of $263 thousand or 1.4%.  The current level of non-performing loans is concentrated with four commercial real estate participation loans in the aggregate of $11.6 million that were placed in non-accrual status during 2009.  As previously reported, one commercial real estate participation loan is a condominium construction project in Orlando, Florida, with a current balance of $1.6 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the project’s collateral.  The second commercial real estate participation loan is an end loan for a hotel located in Dundee, Michigan, with a current balance of $1.5 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the hotel.  The third commercial real estate participation loan is an end loan for a hotel located in Fort Worth, Texas, with a balance of $5.0 million, which is classified as substandard.  Based on current information provided by the lead lender, management has estimated a collateral sufficiency for this loan.  The fourth commercial real estate participation loan is a condominium construction project located in Chicago, Illinois, with a balance of $3.6 million, which is classified as substandard.  Based on current information provided by the lead lender, management has estimated a $351 thousand collateral deficiency for this loan.  For these four commercial real estate participation loans, to the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required.

The ratio of non-performing loans to total loans was 4.09% at March 31, 2010, compared to 4.05% at December 31, 2009.  The ratio of non-performing loans to total assets was 2.75% at March 31, 2010, compared to 2.81% at December 31, 2009.  The March 31, 2010, non-performing loan balances include $17.7 million in loans accounted for on a non-accrual basis and $1.1 million in accruing loans, which were contractually past due 90 days or more.  Loans, internally classified as substandard, totaled $31.3 million at March 31, 2010, compared to $22.7 million at December 31, 2009.  The increase in substandard loans is primarily attributable to one commercial real estate hotel loan in the amount of $5.0 million.  In addition, $2.0 million in commercial related loans to five borrowers were added to substandard loans during the current quarter.  No loans were internally classified as doubtful or loss at March 31, 2010 or December 31, 2009.  Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms.   In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans.  Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified.  Watch loans totaled $22.0 million at March 31, 2010, compared to $26.7 million at December 31, 2009.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  At March 31, 2010, impaired loans totaled $23.3 million, compared to $17.0 million at December 31, 2009.  The March 31, 2010, impaired loan balances consist of one residential loan and twenty-six commercial real estate and commercial business loans that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses.  The March 31, 2010 ALL contained $1.7 million in specific allowances for collateral deficiencies, compared to $1.2 million in specific allowances at December 31, 2009.  During the first quarter of 2010, three additional commercial real estate loans totaling $5.6 million, four additional commercial business loans totaling $312 thousand and three additional land development loans totaling $998 thousand were newly classified as impaired.  Management’s current estimates indicate a collateral deficiency of $997 thousand for these loans.  As of March 31, 2010, all loans classified as impaired were also included in the previously discussed substandard loan balances.  There were no other loans considered to be impaired loans as of March 31, 2010.  Typically, management does not individually classify smaller-balance homogeneous loans, such as mortgage or consumer, as impaired.

At March 31, 2010, the Bancorp classified four loans totaling $12.0 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates.  The troubled debt restructurings are comprised of one construction development participation hotel loan in the amount of $1.5 million, for which a significant deferral of principal repayment was granted.  The second troubled debt restructuring is for a commercial real estate participation hotel loan in the amount of $5.0 million, for which a significant deferral of principal repayment and extension in maturity was granted.  The third troubled debt restructuring, which is currently in bankruptcy proceedings is for a commercial real estate loan in the amount of $568 thousand, for which a significant deferral of principal repayment was granted.  The three loans classified as troubled debt restructurings are currently in nonaccrual status and classified as impaired.  One additional commercial real estate hotel loan for $5.0 million has been classified as a troubled debt restructuring, for which a significant deferral of principal repayment was granted.  This loan is in accrual status and classified as impaired.  The valuation basis for the Bancorp’s troubled debt restructurings is based on the fair value of the collateral securing these loans.

As of March 31, 2010, the Bancorp’s management was notified that the quarterly interest payments for three of its four investments in trust preferred securities are in “payment in kind” status.  Payment in kind status results in a temporary delay in the payment of interest.  As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status.  At March 31, 2010, the cost basis of the three trust preferred securities in non-accrual status totaled $3.9 million.  Current estimates indicate that the interest payment delays may exceed ten years.  One trust preferred security with a cost basis of $1.3 million remains in accrual status.

At March 31, 2010, management is of the opinion that there are no loans or securities, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans.  Also, at March 31, 2010, no other interest bearing assets were required to be disclosed as non-accrual, past due or restructured.  Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers.  These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements.  Such financial instruments are recorded when they are funded.  The Bancorp has a $1.1 million participation in a $6.4 million letter of credit, which acts as payment support to bondholders.  The letter of credit is secured by a cash collateral account in the amount of $2.2 million and a collateralized guarantee in the amount of $1.0 million.  For the past two years, the cash flows from the security collateralizing the letter of credit have been negatively impacted as the property was vacant.  Currently, the letter of credit participants have secured a signed lease from a new tenant that opened for operations during May 2009.  The signing of the lease resolved one of the defaults that existed under the letter of credit document.  During the first quarter of 2010, all prior remaining defaults have been resolved.  Management will continue to monitor the letter of credit, bond repayments and the operating results of the new tenant.

For the year three months ended March 31, 2010, $1.2 million in provisions to the ALL account were required, compared to $700 million for the three months ended March 31, 2009.  The increase in the 2010 ALL provision was related to the need for additional specific allowances for the collateral deficiencies related to the previously mentioned newly classified substandard loans during the current quarter.  Charge-offs, net of recoveries, totaled $295 thousand for the quarter ended March 31, 2010, compared to $553 thousand for the quarter ended March 31, 2009.  The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions.  In determining the provision for loan losses for the current period, management has given consideration to increased risks associated with in the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.53% at March 31, 2010, compared to 1.33% at December 31, 2009.  The ALL to non-performing loans (coverage ratio) was 37.5% at March 31, 2010, compared to 32.9% at December 31, 2009.  The March 31, 2010 balance in the ALL account of $7.1 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.  While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur.  The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss.  Management has allocated reserves to both performing and non-performing loans based on current information available.

At March 31, 2010, the Bancorp had seventeen properties in foreclosed real estate totaling $3.6 million, compared to twenty-one properties totaling $3.7 million at December 31, 2009.  Foreclosed real estate currently includes a $1.9 million commercial real estate participation loan located in Ann Arbor, Michigan.  During the first quarter of 2008, the Bancorp’s management filed a lawsuit against the lead lender to actively pursue potential material violations of the participation agreement and the underlying loan documentation.   Management and its legal counsel continue to actively pursue the claims asserted within the lawsuit.  The remainder of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio totaled $158.2 million at March 31, 2010, compared to $144.3 million at December 31, 2009, an increase of $13.9 million (9.6%). The increase in securities is a result of investing excess liquidity in the securities portfolio. At March 31, 2010, the securities portfolio represented 24.7% of interest-earning assets and 23.1% of total assets. The securities portfolio was comprised of 1.3% in U.S. government agency debt securities, 64.8% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 33.1 % in municipal securities, and 0.8% in pooled trust preferred securities. At March 31, 2010, securities available-for-sale (“AFS”) totaled $139.6 million or 88.2% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at March 31, 2010, as a result of the increased liquidity from deposit growth and mortgage loans sales, the Bancorp carried $15.0 million in interest bearing balances in financial institutions and $2.7 million in Fed funds sold at the end of the current quarter. At March 31, 2010, the Bancorp had a Federal Home Loan Bank (FHLB) stock balance of $3.7 million.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At March 31, 2010, deposits totaled $567.5 million. During the three months ended March 31, 2010, deposits increased by $27.0 million (5.0%). Checking account balances increased by $13.1 million (9.1%). Savings account balances increased by $3.2 million (5.7%) during the current period. Money market deposit accounts (MMDA’s) increased by $3.1 million (2.8%). Certificates of deposit increased by $7.6 million (3.3%). At March 31, 2010, the deposit base was comprised of 27.8% checking accounts, 20.3% MMDA’s, 10.6% savings accounts and 41.3% certificates of deposit.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. At March 31, 2010, borrowed funds and repurchase agreements totaled $55.1 million compared to $63.0 million at December 31, 2009, a decrease of $7.9 million (12.5%). During 2010, management repaid borrowed funds as a result of additional liquidity provided by strong deposit growth. As a result, the Bancorp’s borrowed funds at March 31, 2010, are comprised of $34.0 million in Federal Home Loan Bank (FHLB) fixed advances, $20.6 million in retail repurchase agreements, and $535 thousand other short term borrowings.

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

Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in financial institutions, and the purchase, sale, and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bancorp utilizes borrowings (i.e., retail repurchase agreements, advances from the FHLB and federal funds purchased) as a source of funds.

During the three months ended March 31, 2010, cash and cash equivalents increased by $11.1 million compared to a $22.5 million increase for the three months ended March 31, 2009. The primary sources of cash were proceeds from loan sales, pay downs of securities, loan repayments and funds from deposit growth. The primary uses of cash were the purchase of securities, loan originations, funding of deposit withdrawals, repayment of FHLB advances and the payment of common stock dividends. Cash provided by operating activities totaled $8.4 million for the three months ended March 31, 2010, compared to $3.8 million required for the three month period ended March 31, 2009. The increase in cash from operating activities was a result of an increase in other liabilities due to the clearing of customer ACH transactions and an account payable for the proceeds of two security purchases with settlement dates after March 31, 2010. Cash outflows from investing activities totaled $15.8 million for the current period, compared to cash inflows of $10.6 million for the three months ended March 31, 2009. The change for the current three months was primarily related to the sale of fixed rate mortgage loans that occurred in the first quarter of last year and increased purchases of securities. Net cash inflows from financing activities totaled $18.6 million during the current period compared to $15.7 million for the three months ended March 31, 2009. The change in net cash inflows from financing activities was a result of reduced borrowing and increased deposits for the period. The Bancorp paid dividends on common stock of $592 thousand for the three months ended March 31, 2010, compared to $1.0 million for the three months ended March 31, 2009.

At March 31, 2010, outstanding commitments to fund loans totaled $74.5 million. Approximately 43.4% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $2.3 million at March 31, 2010. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

During April 2010, the Bancorp’s management entered into an agreement to begin construction of a twelfth banking center in St. John, Indiana. The cost of the new facility including land is expected to be approximately $2.3 million.  The facility is expected to open in the fall of 2010 and will not have a material impact on noninterest expense during the current year.  The new facility will provide opportunities to expand market share for the Bancorp’s products and services within the town of St. John and nearby communities.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2010, stockholders' equity increased by $1.2 million (2.3%). During the current three months, stockholders’ equity was increased by net income of $1.4 million and the net change in the valuation of the available-for-sale securities of $396 thousand. Decreasing stockholders’ equity was the declaration of $592 thousand in cash dividends.

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

The following table shows that, at March 31, 2010, and December 31, 2009, the Bancorp’s capital exceeded all regulatory capital requirements. During the quarter, the Bancorp’s regulatory capital ratios continue to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required for the downgraded investments. The Bancorp currently holds four pooled Trust Preferred Securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $32.1 million of risk based assets are required for the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both March 31, 2010 and December 31, 2009. The dollar amounts are in millions.

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At March 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$59.7	11.9%	$40.3	8.0%	$50.4	10.0%
Tier 1 capital to risk-weighted assets	$53.4	10.6%	$20.2	4.0%	$30.2	6.0%
Tier 1 capital to adjusted average assets	$53.4	7.9%	$20.3	3.0%	$33.8	5.0%

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$58.7	11.5%	$40.8	8.0%	$51.0	10.0%
Tier 1 capital to risk-weighted assets	$52.6	10.3%	$20.4	4.0%	$30.6	6.0%
Tier 1 capital to adjusted average assets	$52.6	7.8%	$20.1	3.0%	$33.5	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends, which may be declared by the Bank in 2010, without prior regulatory approval, approximates $1,775,000 plus current 2010 net profits.

Results of Operations - Comparison of the Quarter Ended March 31, 2010 to the Quarter Ended March 31, 2009

For the quarter ended March 31, 2010, the Bancorp reported net income of $1.4 million, compared to net income of $1.7 million for the quarter ended March 31, 2009, a decrease of $316 thousnd (18.5%). For the current quarter the ROA was 0.82%, compared to 1.02% for the quarter ended March 31, 2009. The ROE was 10.07% for the quarter ended March 31, 2010, compared to 12.65% for the quarter ended March 31, 2009.

Net interest income for the three months ended March 31, 2010 was $6.2 million, an increase of $438 thousand (7.6%), compared to $5.8 million for the quarter ended March 31, 2009. During the current quarter, the Bancorp’s cost of funds continue to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment. The weighted-average yield on interest-earning assets was 4.94% for the three months ended March 31, 2010, compared to 5.40% for the three months ended March 31, 2009. The weighted-average cost of funds for the quarter ended March 31, 2010, was 0.99% compared to 1.74% for the quarter ended March 31, 2009. The impact of the 4.94% return on interest earning assets and the 0.99% cost of funds resulted in an interest rate spread of 3.95% for the current quarter compared to 3.66% for the quarter ended March 31, 2009. During the current quarter, total interest income decreased by $692 thousand (8.2%) while total interest expense decreased by $1.1 million (42.6%). The net interest margin was 3.68% for the three months ended March 31, 2010, compared to 3.71% for the quarter ended March 31, 2009. On a tax equivalent basis, the Bancorp’s net interest margin was 4.19% for the three months ended March 31, 2010, compared to 3.92% for the quarter ended March 31, 2009.  Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended March 31, 2010, interest income from loans decreased by $642 thousand (9.4%), compared to the three months ended March 31, 2009. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio and lower average balances. The weighted-average yield on loans outstanding was 5.41% for the current quarter, compared to 5.65% for the three months ended March 31, 2009. Loan balances averaged $459.7 million for the current quarter, a decrease of $25.8 million (5.3%) from $485.5 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, interest income on securities and other interest bearing balances decreased by $50 thousand (3.2%), compared to the quarter ended March 31, 2009. The decrease was due to a decrease in average yield. The weighted-average yield on securities and other interest bearing balances was 3.65%, for the current quarter, compared to 4.56% for the three months ended March 31, 2009. Securities balances averaged $148.8 million for the current quarter, up $20.0 million (15.5%) from $128.8 million for the three months ended March 31, 2009. The increase in security average balances is a result consistent investment growth during 2009 and 2010. Other interest bearing balances averaged $19.4 million for the current period, up $9.0 million (86.5%) from $10.4 million for the three months ended March 31, 2009. The increase in other interest bearing balances is a result of additional liquidity primarily generated by deposit growth.

Interest expense on deposits decreased by $965 thousand (44.6%) during the current quarter compared to the three months ended March 31, 2009. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended March 31, 2010 was 0.86%, compared to 1.63%, for the quarter ended March 31, 2009. Total deposit balances averaged $560.0 million for the current quarter, up $26.9 million (5.0%) from $533.1 million for the quarter ended March 31, 2009. Interest expense on borrowed funds decreased by $165 thousand (34.0%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted average rate paid for borrowing funds. The weighted-average cost of borrowed funds was 2.30% for the current quarter compared to 2.57% for the three months ended March 31, 2009. Borrowed funds averaged $55.8 million during the quarter ended March 31, 2010, a decrease of $19.7 million (26.1%) from $75.5 million for the quarter ended March 31, 2009.

Noninterest income for the quarter ended March 31, 2010 was $1.3 million, a decrease of $312 thousand (19.3%) from $1.6 million for the quarter ended March 31, 2009. During the current quarter, fees and service charges totaled $609 thousand, a decrease of $30 thousand (4.7%) from $639 thousand for the quarter ended March 31, 2009. The decrease in fees and service charges is a result of a reduction in fees related to checking accounts. Gains from loan sales totaled $109 thousand for the current quarter, a decrease of $457 thousand (80.7%), compared to $566 thousand for the quarter ended March 31, 2009. The decrease in gains from the sale of loans is a result of decreased customer refinance activity to low rate fixed rate mortgages. Fees from Wealth Management operations totaled $281 thousand for the quarter ended March 31, 2010, an increase of $84 thousand (42.6%) from $197 thousand for the quarter ended March 31, 2009. The increase in Wealth Management income is related to growth in assets under management. Gains from the sale of securities totaled $289 thousand for the current quarter, an increase of $149 thousand (106.4%) from $140 thousand for the quarter ended March 31, 2009. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $100 thousand for the quarter ended March 31, 2010, a decrease of $5 thousand (4.8%), compared to $105 thousand for the quarter ended March 31, 2009. At March 31, 2010, the Bancorp recognized a $113 thousand other-than-temporary impairment for one of its trust preferred securities. For the quarter ended March 31, 2010, a gain of $22 thousand on foreclosed real estate was realized, compared to a $37 thousand loss for the quarter ended March 31, 2009. During the current quarter, other noninterest income totaled $4 thousand for the quarters ended March 31, 2010 and $3 thousand for the quarter ended March 31, 2009.

Noninterest expense for the quarter ended March 31, 2010 was $4.7 million, an increase of $127 thousand (2.8%) from $4.5 million for the three months ended March 31, 2009. During the current quarter, compensation and benefits totaled $2.4 million, an increase of $44 thousand (1.9%) from $2.4 million for the quarter ended March 31, 2009. The change in compensation and benefits is related to annual compensation increases for bank personnel. Occupancy and equipment totaled $785 thousand for the current quarter, an increase of $2 thousand (0.3%) compared to $783 thousand for the quarter ended March 31, 2009. Federal deposit insurance premium expense totaled $231 thousand for the three months ended March 31, 2010, an increase of $45 thousand (24.2%) from $186 thousand for the three months ended March 31, 2009. The change is a result of an industry wide increase in the FDIC insurance premium assessment rates. Data processing expense totaled $233 thousand for the three months ended March 31, 2010, an increase of $18 thousand (8.4%) from $215 thousand for the three months ended March 31, 2009. Marketing expense related to banking products totaled $125 thousand for the current quarter, an increase of $58 thousand (86.6%) from $67 thousand for the three months ended March 31, 2009. The increase in marketing expense was a result of additional brand and product advertising during the current quarter. Other expenses related to banking operations totaled $892 thousand for the quarter ended March 31, 2010, a decrease of $40 thousand (4.3%) from $932 thousand for the quarter ended March 31, 2009. The Bancorp’s efficiency ratio was 62.1% for the quarter ended March 31, 2010, compared to 61.4% for the three months ended March 31, 2009. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the three months ended March 31, 2010 totaled $229 thousand, compared to income tax expense of $449 thousand for the three months ended March 31, 2009, a decrease of $220 thousand (49.0%). The combined effective federal and state tax rates for the Bancorp was 14.1% for the three months ended March 31, 2010, compared to 20.8% for the three months ended March 31, 2009. The Bancorp’s lower current quarter effective tax rate is a result of the Bank’s investment subsidiary, real estate investment trust, affordable housing tax credits, and continued investments in government loans and municipal securities.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2009 remain unchanged.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2009 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2010, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

Item 4.              (Removed and Reserved)

Item 5.              Other Information
There are no matters reportable under this item.

Item 6.              Exhibits

Exhibit
Number                 Description

10.1	Amended Unfunded Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005 (amended as of February 26, 2010)

10.2	Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (amended as of February 26, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: April 21, 2010	By:	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: April 21, 2010	By:	/s/ Robert T. Lowry
Robert T. Lowry
Senior Vice President, Chief Financial Officer and Treasurer