Form 10-K
period 2010-12-31
NORTHWEST INDIANA BANCORP
filed 2011-02-22
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2010, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $39,026,225.

There were 2,828,977 shares of the registrant’s Common Stock, without par value, outstanding at January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:
1.  2010 Annual Report to Shareholders.  (Part II)
2.  Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.  (Part III)

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

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its twelve branch locations.  For further information, see “Properties.”

Recent Developments

The Current Economic Environment.  We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets.  While overall economic activity appears to have stabilized to pre-recession levels, the growth rate is slow and national and regional unemployment rates remain at elevated levels not experienced in several decades.  The risks associated with our business remain acute in periods of slow economic growth and high unemployment.  Moreover, financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

Impact of Recent and Future Legislation.  Over the last 30 months, Congress and the U.S. Department of the Treasury (“Treasury”) have  adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market, including the passage and implementation of the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”).  In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp, will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the FRB, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.  Moreover, the Dodd-Frank Act requires public companies like the Bancorp to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders.  However, the SEC has provided a temporary exemption for smaller reporting companies, such as the Bancorp, from the requirement to hold “say-on-pay” votes until the first annual or other shareholder meeting occurring on or after January 21, 2013.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Bancorp in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time.  The Bancorp’s management continues to actively review the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assess its probable impact on the business, financial condition, and results of operations of the Bancorp.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, is uncertain at this time.

Moreover, it is not clear at this time what long-term impact the EESA,  TARP, the ARRA, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry.  The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets is unknown.  The failure of such measures to help provide long-term stability to the financial markets could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.  Finally, there can be no assurance regarding the specific impact that such measures may have on the Bancorp, or whether (or to what extent) the Bancorp will be able to benefit from such programs.  In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current conditions.  For example, the Bancorp could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bancorp’s borrowers are otherwise contractually required to pay under existing loan contracts.  Also, the Bancorp could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market.  Dramatic declines in the housing market over the past four years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, and increased market volatility.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Bancorp and others in the financial institutions industry.  In particular, the Bancorp may face the following risks in connection with these events:

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

•
Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

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

Concentrations of Real Estate Loans Could Subject the Bancorp to Increased Risks in the Event of a Protracted Real Estate Recession.  A significant portion of the Bancorp’s loan portfolio is secured by real estate.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  While real estate values in some regions of the country, including the Midwest, have shown signs of stabilizing, the real estate markets in many other regions of the country, most notably the West and Northeast, continue to show weakness, and a further weakening of the real estate market could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Forward-Looking Statements

Statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act.  The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to a number of factors, including those set forth above in “Recent Developments” and below in “Regulation and Supervision” of this Form 10-K.

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

Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations.  The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2010, under the 15% of capital and surplus limitation was approximately $9,731,000.  At December 31, 2010, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2010, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio.  The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years.  The amounts are stated in thousands (000’s).

	2010	2009	2008	2007	2006
Type of loan:
Conventional real estate loans:
Construction and development loans	$46,371	$53,288	$54,975	$46,289	$48,688
Loans on existing properties (1)	298,993	325,880	368,476	361,154	361,011
Consumer loans	763	1,504	1,966	2,399	3,012
Commercial business	61,726	63,099	49,309	46,953	46,751
Government and other (2)	10,380	14,474	14,783	11,664	12,254
Loans receivable (3)	$418,233	$458,245	$489,509	$468,459	$471,716
Type of collateral:
Real estate:
1-to-4 family	$152,881	$184,437	$225,936	$229,012	$232,271
Other dwelling units,land and commercial real estate	192,482	194,731	197,514	178,431	177,427
Consumer loans	763	1,446	1,879	2,290	2,904
Commercial business	60,232	61,522	47,523	45,441	45,671
Government	10,269	14,385	14,688	11,551	12,254
Loans receivable (4)	$416,627	$456,521	$487,540	$466,725	$470,527

Average loans outstanding during the period (3)	$446,551	$472,541	$484,854	$472,212	$443,523

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and deferred loan fees.
(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.

Loan Originations, Purchases and Sales.  Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown.  The amounts are stated in thousands (000’s).

	2010	2009	2008
Loans originated:
Conventional real estate loans:
Construction and development loans	$2,058	$1,704	$1,960
Loans on existing property	34,782	43,594	41,847
Loans refinanced	17,473	28,559	9,620
Total conventional real estate loans originated	54,313	73,857	53,427
Commercial business loans	93,909	134,302	152,577
Consumer loans	400	1,077	1,199
Total loans originated	$148,622	$209,236	$207,203

Loan participations purchased	$974	$-	$957
Whole loans and participations sold	$41,325	$60,256	$10,463

           Loan Maturity Schedule.  The following table sets forth certain information at December 31, 2010 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity.  Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage.  The amounts are stated in thousands (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$74,722	$52,863	$217,779	$345,364
Consumer loans	116	647	-	763
Commercial business, other loans	38,184	25,915	8,007	72,106
Total loans receivable	$113,022	$79,425	$225,786	$418,233

The following table sets forth the dollar amount of all loans due after one year from December 31, 2010 which have predetermined interest rates or have floating or adjustable interest rates.  The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate loans	$74,824	$195,818	$270,642
Consumer loans	647	-	647
Commercial business, other loans	26,402	7,520	33,922
Total	$101,873	$203,338	$305,211

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

All loans secured by personal property must be covered by insurance in an amount sufficient to cover the full amount of the loan.  All loans secured by real estate must be covered by insurance in an amount sufficient to cover the full amount of the loan or restore the property to its original state.  First mortgage loans must be covered by a lender’s title insurance policy in the amount of the loan.

The Current Lending Programs

Residential Mortgage Loans.  The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes.  Conventional loans are made up to a maximum of 95% of the purchase price or appraised value, whichever is less.  For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property.  Loans insured by private mortgage insurance companies can be made for up to 95% of value.  During 2010, 85% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property.  This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.”  The “Mini-Fixed” mortgage reprices annually after a one, three, five or seven year period.  ARM originations totaled $5.9 million for 2010 and $9.6 million for 2009.  During 2010, ARMs represented 14.4% of total mortgage loan originations.  The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

Consumer Loans.  The Bancorp offers consumer loans to individuals for personal, household or family purposes. Consumer loans are either secured by adequate collateral, or unsecured.  Unsecured loans are based on the strength of the applicant’s financial condition. All borrowers must meet current underwriting standards. The consumer loan program includes both fixed and variable rate products. On a limited basis, the Bancorp purchases indirect dealer paper from various well-established businesses in its immediate banking area.

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

Non-Performing Assets, Asset Classification and Provision for Loan Losses

Loans are reviewed on a regular basis and are generally placed on a non-accrual status when, in the opinion of management, serious doubt exists as to the collectability of a loan.  Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due.  Consumer non-residential loans are generally charged off when the loan becomes over 120 days delinquent.  Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance, tax and insurance reserve or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.

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

At December 31, 2010, the Bancorp classified five loans totaling $12.1 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates.  The troubled debt restructurings are comprised of one construction development participation hotel loan in the amount of $1.2 million, for which a significant deferral of principal repayment was granted.  The second troubled debt restructuring is for a commercial real estate participation hotel loan in the amount of $5.0 million, for which a significant deferral of principal repayment and extension in maturity was granted.  The third is for a commercial real estate hotel loan in the amount of $5.0 million for which a significant deferral of principal repayment was granted.  This loan is on accrual status and classified as impaired.  In addition, two commercial real estate troubled debt restructurings in the total amount of $893 thousand are currently in bankruptcy proceedings, for which a significant deferral of principal and interest repayment was granted by the Bank as required by the bankruptcy plan.  All of the loans classified as troubled debt restructurings are currently on nonaccrual status and classified as impaired except for one loan, which is on accrual status.  The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flow, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

  The following table sets forth information regarding the Bancorp’s non-performing assets as December 31 for each period indicated.  The amounts are stated in thousands (000’s).

	2010	2009	2008	2007	2006
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$2,843	$2,789	$2,316	$1,383	$1,128
Commercial	20,642	13,927	7,902	6,065	1,467
Commercial business	482	358	712	328	301
Consumer	-	-	7	-	-
Total	$23,967	$17,074	$10,937	$7,776	$2,896

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$145	$1,268	$1,198	$819	$156
Commercial	-	-	278	-	-
Commercial business	-	-	-	-	-
Consumer	3	223	-	23	26
Total	$148	$1,491	$1,476	$842	$182

Total of non-accrual and 90 days past due	$24,115	$18,565	$12,413	$8,618	$3,078

Ratio of non-performing loans to total assets	3.82%	2.81%	1.87%	1.37%	0.50%
Ratio of non-performing loans to total loans	5.77%	4.05%	2.54%	1.84%	0.65%

Foreclosed real estate	$3,298	$3,747	$527	$136	$323
Ratio of foreclosed real estate to total assets	0.52%	0.57%	0.08%	0.02%	0.05%

During 2010, gross interest income of $1,745,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period.  Interest on such loans included in income during the period amounted to $679,000.

Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review.  These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications.  Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves.  Loans classified as loss must either be written off or reserved for by a specific allowance.  Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements.  Amounts reserved for by a specific allowance are not counted toward capital for purposes of any of the regulatory capital requirements.  Loans internally classified as substandard totaled $32.7 million at December 31, 2010, compared to $22.7 million at December 31, 2009.  No loans are internally classified as doubtful at December 31, 2010 or 2009.  No loans were classified as loss at either December 31, 2010 or 2009.  Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms.   In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans.  Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified.  Watch loans totaled $26.7 million at December 31, 2009, compared to $24.3 million at December 31, 2010.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  At December 31, 2010, impaired loans totaled $26.0 million, compared to $17.0 million at December 31, 2009.  The December 31, 2010, impaired loan balances consist of twenty-five commercial real estate and commercial business loans that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses.  The December 31, 2010 allowance for loan losses (ALL) contained $2.8 million in specific allowances for collateral deficiencies, compared to $1.2 million in specific allowances at December 31, 2009.  The increase in specific allowances is a result of the continued downward pressure on market valuations that are based on projected cash flows.  During the fourth quarter of 2010, one additional commercial real estate loan totaling $585 thousand was newly classified as impaired.  Management’s current estimate indicates a collateral deficiency of $42 thousand for this loan.  In addition, during the fourth quarter of 2010 eight loans totaling $1.6 million were removed from impaired status.  As of December 31, 2010, all loans classified as impaired were also included in the previously discussed substandard loan balances.  There were no other loans considered to be impaired loans as of December 31, 2010.  Typically, management does not individually classify smaller-balance homogeneous loans, such as mortgage or consumer loans, as impaired.

At December 31, 2010, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans.  Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

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

For 2010, $5.6 million in provisions to the ALL were required, compared to $8.5 million for 2009.  The current year ALL provisions were related to the elevated credit risk in the commercial real estate participation, commercial real estate and commercial business loan portfolios.  Charge-offs, net of recoveries, totaled $2.6 million for 2010, compared to $7.1 million for 2009.  The 2010 net loan charge-offs of $2.6 million were comprised of $987 thousand in commercial real estate participation loans, $900 thousand in commercial real estate loans, $764 thousand in residential real estate loans, $182 thousand in commercial business loans and $35 thousand in consumer loans.  The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions.  In determining the provision for loan losses for the current period, management has given consideration to increased risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 2.18% at December 31, 2010, compared to 1.33% at December 31, 2009.  The increase in ALL to total loans was a result of the increase in substandard and non-performing loans, and additional qualitative risks associated with the current stressed economic environment.  The ALL to non-performing loans (coverage ratio) was 37.8% at December 31, 2010, compared to 32.9% at December 31, 2009.  The December 31, 2010 balance in the ALL account of $9.1 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.  While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur.  The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss.  Management has allocated reserves to both performing and non-performing loans based on current information available.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated.  There were no charge-offs or recoveries of real estate construction loans during the periods presented.  The amounts are stated in thousands (000’s).

	2010	2009	2008	2007	2006
Balance at beginning of period	$6,114	$5,830	$4,581	$4,267	$4,181
Loans charged-off:
Real estate - residential	(764)	(489)	(27)	-	-
Commercial real estate	(900)	(268)	(64)	-	-
Commercial real estate participations	(987)	(7,133)	(1,026)	-	-
Commercial business	(182)	(504)	(1)	-	-
Consumer	(35)	(46)	(109)	(268)	(7)
Total charge-offs	(2,868)	(8,440)	(1,227)	(268)	(7)
Recoveries:
Residential real estate	38	1	2	3	20
Commercial real estate	-	15	7	-	33
Commercial real estate participations	248	45	-	-	-
Commercial business	10	116	-	24	21
Consumer	9	7	79	3	4
Total recoveries	305	184	88	30	78
Net (charge-offs) / recoveries	(2,563)	(8,256)	(1,139)	(238)	71
Provision for loan losses	5,570	8,540	2,388	552	15
Balance at end of period	$9,121	$6,114	$5,830	$4,581	$4,267

ALL to loans outstanding	2.18%	1.33%	1.19%	0.98%	0.90%
ALL to nonperforming loans	37.82%	32.93%	46.97%	53.16%	138.60%
Net charge-offs / recoveries to average loans out - standing during the period	-0.57%	-1.75%	-0.24%	-0.05%	0.02%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated.  The dollar amounts are stated in thousands (000’s).  The percent columns represent the percentage of loans in each category to total loans.

	2010		2009		2008		2007		2006
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	994	36.6	241	40.2	394	46.2	808	47.8	761	60.0
Commercial and other dwelling	7,477	45.9	5,371	42.5	3,934	40.3	2,353	39.2	1,472	26.9
Consumer loans	30	0.2	51	0.3	69	0.4	53	0.5	87	0.6
Commercial business and other	620	17.3	451	17.0	1,433	13.1	1,367	12.5	1,947	12.5
Total	9,121	100.0	6,114	100.0	5,830	100.0	4,581	100.0	4,267	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings.  Securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase.  No securities are classified as trading.  At December 31, 2010, AFS securities totaled $142.1 million or 88.5% of total securities.  AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons.  During 2010, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging.  It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities.  In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds.  At December 31, 2010, the Bancorp’s investment portfolio totaled $160.5 million.  In addition, the Bancorp had $3.4 million federal funds sold, and $3.4 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated.  The amounts are stated in thousands (000’s).

	2010	2009	2008
U.S. government agencies:
Available-for-sale	4,169	2,045	5,621
Mortgage-backed securities (1):
Available-for-sale	32,682	32,778	32,745
Held-to-maturity	824	1,018	388
Collateralized Mortgage Obligations (1):
Available-for-sale	64,460	53,030	36,476
Municipal Securities:
Available-for-sale	39,365	35,573	26,679
Held-to-maturity	17,573	18,539	18,127
Corporate Securities:
Available-for-sale	-	-	4,813
Trust Preferred Securities:
Available-for-sale	1,379	1,350	1,873
Totals	$160,452	$144,333	$126,722

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2010, are summarized in the table below.  Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table.  The carrying values are stated in thousands (000’s).

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	-	0.00%
U.S. government Agencies:
AFS	-	0.00%	3,170	0.47%	999	3.00%	-	0.00%
HTM	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Municipal Securities:
AFS	191	4.75%	2,098	4.04%	8,160	4.16%	28,916	4.18%
HTM	-	0.00%	1,876	4.27%	11,392	4.09%	4,305	4.04%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,379	1.03%
Totals	$191	4.75%	$7,144	2.52%	$20,551	4.06%	$34,600	4.04%

The Bancorp currently holds four trust preferred securities of which three of the securities’ quarterly interest payments have been placed in “payment in kind” status.  Payment in kind status results in a temporary delay in the payment of interest.  As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status.  At December 31, 2010, the cost basis of the three trust preferred securities in non-accrual status totaled $3.9 million.  Current estimates indicate that the interest payment delays may exceed ten years.  One trust preferred security with a cost basis of $1.3 million remains in accrual status.

Sources of Funds

General.  Deposits are the major source of the Bancorp’s funds for lending and other investment purposes.  In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds.  They may also be used on a longer-term basis for general business purposes.  The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings.  At December 31, 2010, the Bancorp had $16.1 million in repurchase agreements.  Other borrowings totaled $32.5 million, of which $29.0 million represents FHLB advances.

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

	2010		2009		2008
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Demand deposits	$48,975	-	$44,438	-	$43,753	-
NOW accounts	110,078	0.32	93,938	0.41	92,198	0.89
MMDA accounts	116,871	0.48	108,874	0.82	113,266	1.94
Savings accounts	60,830	0.20	55,665	0.22	52,830	0.40
Certificates of deposit	216,168	1.33	237,789	2.39	215,327	3.44
Total deposits	$552,922	0.71	$540,704	1.31	$517,374	2.06

Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2010 are summarized as follows.  The amounts are stated in thousands (000’s).

3 months or less	$23,865
Over 3 months through 6 months	17,450
Over 6 months through 12 months	31,202
Over 12 months	10,959
Total	$83,476

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

The following tables set forth certain information regarding borrowing and repurchase agreements by the Bancorp at the end of and during the periods indicated.  The amounts are stated in thousands (000’s).

	At December 31,
	2010	2009	2008
Fixed rate advances from the FHLB	24,000	33,000	41,000
Putable advances from the FHLB	5,000	5,000	5,000
Variable advances from the FHLB	-	-	-
FHLB line-of-credit	3,248	8,464	2,044
Limited partnership obligation	-	-	-
Overdrawn due from & Treasury Tax & Loan	296	665	978
Total borrowings	$32,544	$47,129	$49,022

	At December 31,
Repurchase agreements:	2010	2009	2008
Balance	$16,074	$15,893	$25,773
Securities underlying the agreements:
Ending carrying amount	24,484	27,394	37,414
Ending fair value	24,915	27,829	37,316
Weighted average rate (1)	0.70%	1.34%	1.46%

	For year ended December 31,
	2010	2009	2008
Highest month-end balance	$22,369	$23,451	$25,773
Average outstanding balance	19,469	21,333	16,301
Weighted average rate on securities sold under agreements to repurchase (2)	0.92%	1.36%	2.65%

(1)           The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.
(2)           The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Trust Powers

The activities of the Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts.  At December 31, 2010, the market value of the Wealth Management Group’s assets totaled $238.5 million, an increase of $15.8 million, compared to December 31, 2009.

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

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2010.

Weighted average yield:
Securities	3.81%
Loans receivable	5.39
Federal Home Loan Bank stock	1.87
Total interest-earning assets	4.84

Weighted average cost:
Deposit accounts	0.71
Borrowed funds	2.04
Total interest-bearing liabilities	0.82

Interest rate spread:
Weighted average yield on interest-earning
assets minus the weighted average cost of
interest-bearing funds	4.02

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:
	Year ended December 31,
	2010	2009	2008
Return on average assets	0.77%	0.37%	0.91%
Return on average equity	9.03	4.55	10.96
Average equity-to-average assets ratio	8.56	8.17	8.32
Dividend payout ratio	39.3	136.9	68.2

	At December 31,
	2010	2009	2008
Total stockholders’ equity to total assets	8.89%	8.02%	7.94%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.
The amounts are stated in thousands (000's).

	Year ended December 31, 2010			Year ended December 31, 2009			Year ended December 31, 2008
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances
in financial institutions	$12,135	$28	0.23%	$6,574	$9	0.14%	$802	$10	1.25%
Federal funds sold	5,227	1	0.01	5,240	5	0.10	2,448	55	2.25
Securities	157,730	6,006	3.81	139,212	6,186	4.44	120,782	5,833	4.83
Total investments	175,092	6,035	3.45	151,026	6,200	4.11	124,032	5,898	4.76
Loans:*
Real estate mortgage loans	366,566	19,759	5.39	397,146	22,046	5.55	417,819	25,274	6.05
Commercial business loans	78,921	4,216	5.34	73,669	3,822	5.19	64,912	3,843	5.92
Consumer loans	1,064	76	7.14	1,725	121	7.02	2,123	152	7.16
Total loans	446,551	24,051	5.39	472,540	25,989	5.50	484,854	29,269	6.04
Total interest-earning assets	621,643	30,086	4.84	623,566	32,189	5.16	608,886	35,167	5.78
Allowance for loan losses	(7,585)			(6,153)			(5,160)
Cash and due from banks	7,773			9,243			9,393
Premises and equipment	19,412			19,444			17,542
Other assets	28,322			23,490			19,735
Total assets	$669,565			$669,590			$650,396

Liabilities:

Demand deposit	$48,975	-	-%	$44,438	-	-%	$43,754	-	-%
NOW accounts	110,078	353	0.32	93,938	389	0.41	92,198	824	0.89
Money market demand accounts	116,871	556	0.48	108,874	891	0.82	113,266	2,200	1.94
Savings accounts	60,830	122	0.20	55,665	124	0.22	52,829	209	0.40
Certificates of deposit	216,168	2,883	1.33	237,789	5,679	2.39	215,327	7,414	3.44
Total interest-bearing deposits	552,922	3,914	0.71	540,704	7,083	1.31	517,374	10,647	2.06
Borrowed funds	52,792	1,075	2.04	68,017	1,758	2.58	74,266	2,286	3.08
Total interest-bearing liabilities	605,714	4,989	0.82	608,721	8,841	1.45	591,640	12,933	2.19

Other liabilities	6,516			6,154			4,663
Total liabilities	612,230			614,875			596,303

Stockholders' equity	57,335			54,715			54,093
Total liabilities and
stockholders' equity	$669,565			$669,590			$650,396
Net interest income		$25,097			$23,348			$22,234
Net interest spread			4.02%			3.71%			3.59%
Net interest margin**			4.04%			3.74%			3.65%

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

	Year Ended December 31,			Year Ended December 31,
	2010	vs.	2009	2009	vs.	2008
	Increase / (Decrease)			Increase / (Decrease)
	Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$(1,408)	$(530)	$(1,938)	$(729)	$(2,551)	$(3,280)
Securities	766	(946)	(180)	843	(490)	353
Other interest-earning assets	8	6	14	53	(103)	(50)
Total interest-earning assets	(634)	(1,470)	(2,104)	167	(3,144)	(2,977)

Interest Expense:
Deposits	126	(3,295)	(3,169)	506	(4,071)	(3,565)

Borrowed Funds	(354)	(329)	(683)	(177)	(351)	(528)
Total interest-bearing liabilities	(228)	(3,624)	(3,852)	329	(4,422)	(4,093)

Net change in net interest income/(expense)	$(406)	$2,154	$1,748	$(162)	$1,278	$1,116

Bank Subsidiary Activities

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana.  The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers.  At December 31, 2010, the Bank had an investment balance of $140 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank.  NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager.  In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank.  At December 31, 2010, the Bank had an investment balance of $208.7 million in NWIN, LLC.  The investment balance represents a decrease of $2.5 million, as a result of return of capital to the Bank during 2010.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT).  The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership.  In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations.  At December 31, 2010, the REIT held assets of $52.3 million in real estate loans.

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

The Bancorp competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers and other third-party sources.  It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, competitive interest rates, convenient banking center locations, drive-up facilities, automatic teller machines, tax-deferred retirement programs, electronic banking and other miscellaneous services.

The activities of the Bancorp and the Bank in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to the Bancorp.  In addition, non-bank competitors are generally not subject to the extensive regulation applicable to the Bancorp and the Bank.

Personnel

As of December 31, 2010, the Bank had 159 full-time and 35 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good.  The Bancorp has five officers (listed below under Item 4.5 “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act”), a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks.  Pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. This support may be required by the FRB at times when the Bancorp may not have the resources to provide it or, for other reasons, would not be inclined to provide it.  Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), a bank holding company is required to provide limited guarantee of the compliance by any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

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

Branches and Acquisitions.  Branching by the Bank requires the approval of the Federal Reserve and the DFI.  Under current law, Indiana chartered banks may establish branches throughout the state and in other states, subject to certain limitations.  Congress authorized interstate branching, with certain limitations, beginning in 1997.  Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch.  The Dodd-Frank Act permits the establishment of de novo branches in states where such branches could be opened by a state bank chartered by that state.  The consent of the state is no longer required.

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

The Dodd-Frank Act requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries; provided, however, that bank holding companies with less than $500 million in assets are exempt from these capital requirements.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and risks, including risks related to securitized products and derivatives.

Pursuant to a resolution adopted by the Bank’s Board of Directors at the request of the DFI and the FDIC, the Bank has agreed to attain and thereafter maintain a minimum Tier 1 leverage ratio of 8.5% by June 30, 2011, and to maintain a 12% minimum total risk-based capital ratio from and after December 31, 2010.  The Bank is in compliance with these requirements.

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

The following table shows that, at December 31, 2010, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2010, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same.  At December 31, 2010, the Bancorp and the Bank were categorized as well capitalized.  The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$61.5	12.9%	$38.0	8.0%	$47.6	10.0%
Tier 1 capital to risk weighted assets	$55.5	11.7%	$19.0	4.0%	$28.5	6.0%
Tier 1 capital to adjusted average assets	$55.5	8.5%	$19.5	3.0%	$32.6	5.0%

Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry.  The Bancorp is unable to predict whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

Dividend Limitations.  The Bancorp is a legal entity separate and distinct from the Bank.  The primary source of the Bancorp’s cash flow, including cash flow to pay dividends on the Bancorp’s Common Stock, is the payment of dividends to the Bancorp by the Bank.  Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors.  However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years.  For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period.  Moreover, pursuant to a resolution adopted by the Bank’s Board of Directors adopted at the direction of the DFI and the FDIC, the Bank must obtain the consent of the DFI and the FDIC prior to any declaration of dividends.  Also, the FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank.  In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition.  The FRB issued a letter dated February 24, 2009, to bank holding companies providing that it expects banks holding companies to consult with it in advance of declaring dividends that could raise safety and soundness concerns (i.e., such as when the dividend is not supported by earnings or involves a material increase in the dividend rate) and in advance of repurchasing shares of common preferred stock.

During the second quarter of 2010, the Federal Reserve Bank of Chicago (the Reserve Bank) notified the Bancorp’s management that future shareholder dividend payments would require Reserve Bank permission in accordance with Supervisory Letter 09-4. The Reserve Bank’s requirement to approve future dividend payments was a result of the Bancorp’s $1.4 million net loss recorded during the third quarter of 2009.  On January 28, 2011, the Bancorp’s Board of Directors adopted a resolution providing that the prior written consent of the Federal Reserve Bank of Chicago is required for the declaration of dividends by the Bancorp.  On December 17, 2010, the Bancorp announced that the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.15 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 4, 2011. During December 2010, the Reserve Bank of Chicago, the DFI, and the FDIC approved the fourth quarter dividend payments. The current dividend policy is reflective of the Bancorp Board’s commitment that the shareholders long term interests are best served through the preservation of capital in the current stressed economic environment.

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules.  The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. For 2010, initial assessments ranged from 12 to 45 basis points of assessable deposits.  The Bank paid deposit insurance assessments of $875 thousand during the year ended December 31, 2010. For 2010, the deposit insurance assessment rate before applying one time credits was approximately 0.158% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019.  During 2010, the FICO assessment rate ranged between 1.04 and 1.06 basis points for each $100 of insured deposits per quarter.  For the first quarter of 2011, the FICO assessment rate is 1.02 basis points. The Bank paid interest payment assessments of $58 thousand during the year ended December 31, 2010. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

On December 30, 2009, banks were required to pay the fourth quarter assessment and to prepay estimated insurance assessments for the years 2010 through 2012. The pre-payment did not affect the Bank’s earnings on that date. The Bank paid an aggregate of $3.7 million in premiums on December 30, 2009, $3.5 million of which constituted prepaid premiums.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. In December 2010, the FDIC adopted a final rule setting the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits.

On October 19, 2010, the FDIC proposed a comprehensive long-range plan for Deposit Insurance Fund management with the goals of maintaining a positive fund balance, even during periods of large fund losses, and maintaining steady, predictable assessment rates throughout economic and credit cycles. The FDIC determined not to increase assessments in 2011 by 3 basis points, as previously proposed, but to keep the current rate schedule in effect. In addition, the FDIC proposed adopting a lower assessment rate schedule when the designated reserve ratio reaches 1.15% so that the average rate over time should be about 8.5 basis points. In lieu of dividends, the FDIC proposed adopting lower rate schedules when the reserve ratio reaches 2% and 2.5%, so that the average rates will decline about 25 percent and 50 percent, respectively.

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums is to be changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lower. In February 2011, the FDIC approved a new rule effective April 1, 2011 (to be reflected in invoices for assessments due September 30, 2011), which will implement these changes. The proposed rule includes new rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2%, and 2.5%.  The FDIC staff projected that the new rate schedules would be approximately revenue neutral.

The schedule would reduce the initial base assessment rate in each of the four risk-based pricing categories.

•	For small Risk category I banks, the rates would range from 5-9 basis points.

•	The proposed rates for small institutions in Risk Categories II, III and IV would be 14, 23 and 35 basis points, respectively.

•	For large institutions and large, highly complex institutions, the proposed rate schedule ranges from 5 to 35 basis points.

There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. The FDIC also revised the assessment system for large depository institutions with over $10 billion in assets.

Due to the recent difficult economic conditions, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 (which was later extended to December 31, 2010) and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through December 31, 2012. [The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage but elected not to participate in the unsecured debt guarantee program.] The assessments for unlimited noninterest bearing transaction account coverage where 15 basis points per $100 of insured deposits during 2010. The assessments for unsecured debt guarantee program coverage ranged from 50 to 100 basis points per annum per $100 of debt depending on the maturity of the debt.

The Dodd-Frank Act extended unlimited insurance on non-interest bearing accounts for no additional charges through December 31, 2012. Under this program, traditional non-interest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, are covered. Later, Congress added Lawyers’ Trust Accounts (IOLTA) to this unlimited insurance protection through December 31, 2012.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank.  At December 31, 2010, the Bank was in compliance with this requirement.

At December 31, 2010, the Bancorp owned $3.38 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of approximately $29 million from the FHLBI.  The FHLBI stock entitles us to dividends from the FHLBI.  The Bancorp recognized dividend income of approximately $68 thousand in 2010.  Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage-backed securities held by the FHLBI (which lowered its regulatory capital levels), the FHLBI temporarily suspended dividends during the 1st quarter of 2009.  When the dividends were finally paid, they were reduced by 75 basis points from the dividend rate paid for the previous quarter. Continued and additional financial difficulties at the FHLBI could further reduce or eliminate the dividends we receive from the FHLBI.

At December 31, 2010, the Bancorp’s excess borrowing capacity from the FHLBI was $53 million.  Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.  Continued and additional financial difficulties at the FHLBI could reduce or eliminate our additional borrowing capacity with the FHLBI which could force us to borrow money from other sources.  Such other monies may not be available when we need them or, more likely, will be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow.

Federal Reserve System.  Under regulations of the FRB, the Bank is required to maintain reserves against its transaction accounts (primarily checking accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase the Bank’s cost of funds. The Bank is in compliance with its reserve requirements.

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

The Bancorp does not disclose any nonpublic information about any current or former customers to anyone except as permitted by law and subject to contractual confidentiality provisions which restrict the release and use of such information.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of Gramm-Leach and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practice in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the Office of the Comptroller of the Currency and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

Mortgage Reform and Anti-Predatory Lending.  Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain pre-payment penalties and require creditors offering a consumer a mortgage loan with pre-payment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.

Interchange Fees for Debit Cards.  Under the Dodd-Frank Act, interchange fees for debit card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Although institutions with total assets of less than $10 billion are exempt from this requirement, competitive pressures are likely to require smaller depository institutions to reduce fees with respect to these debit card transactions.

Federal Securities Law.  The shares of Common Stock of the Bancorp have been registered with the SEC under the Securities Exchange Act (the “1934 Act”). The Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Bancorp has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

Shares of Common Stock held by persons who are affiliates of the Bancorp may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933. If the Bancorp meets the current public information requirements under Rule 144, each affiliate of the Bancorp who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Bancorp or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Under the Dodd-Frank Act, beginning in 2013, the Bancorp will be required to provide its shareholders an opportunity to vote on the executive compensation payable to its named executive officers and on  golden parachute payments in connection with mergers and acquisitions. These votes will be non-binding and advisory. Beginning in 2013, at least once every six years, the Bancorp must also permit shareholders to determine on an advisory basis whether such votes should be held every one, two, or three years.

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

The EESA and ARRA followed, and have been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the liquidity and credit crisis that followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector; and legislation that would require creditors that transfer loans and securitizations of loans to maintain a material portion (generally at least 10%) of the credit risk of the loans transferred or securitized.

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Act which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes the provision affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp, will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate banking, allow financial institutions to pay interest on business checking accounts, change the scope of the federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which have an impact on the operating environment of the Bancorp in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Bancorp’s management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on business, financial condition, and results of operations of the Bancorp. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, is uncertain at this time.

On October 22, 2009, the Federal Reserve issued proposed supervisory guidance designed to ensure that incentive compensation practices of banking organizations are consistent with safety and soundness. Uncertainty exists regarding the interpretation and application of this guidance, and the impact of the guidance on recruitment, retention and motivation of key officers and employees.

Various other legislation, including proposals to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced. This legislation may change banking statutes and the operating environment of the Bancorp and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Bancorp cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of the Bancorp or the Bank.

It is not clear at this time what impact the EESA, ARRA, CPP, TARP, the Dodd-Frank Act other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets, including the levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Bancorp and its business.

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

During 2010, the Bank’s state income tax returns were subject to an examination by the Indiana Department of Revenue for the years 2007, 2008, and 2009. During 2007, the Bank’s state income tax returns were subject to an examination by the Indiana Department of Revenue for the years 2004, 2005, and 2006. No improper tax positions were identified during either examination.  In the last five years, the Bank’s state income returns have not been subject to any other examination by a taxing authority.

Accounting for Income Taxes

At December 31, 2010, the Bancorp’s consolidated total deferred tax assets were $5.7 million and the consolidated total deferred tax liabilities were $2.0 million, resulting in a consolidated net deferred tax asset of $3.7 million, net of a $387,000 valuation allowance.  Management believes it is probable that approximately 90% of the net deferred tax asset benefit will be realized after considering the historical and anticipated future levels of pretax earnings.

Item 1A.         Risk Factors

Not applicable.

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.            Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s twelve banking locations.  The Bancorp owns all of its office properties.

The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2010.  Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue
Munster, IN 46321-3517	1985	$984,766	11,640	$3,243,284
141 W. Lincoln Highway
Schererville, IN 46375-1851	1990	752,710	9,444	2,698,794
7120 Indianapolis Blvd.
Hammond, IN 46324-2221	1978	128,482	2,600	934,478
1300 Sheffield
Dyer, IN 46311-1548	1976	159,737	2,100	919,703
7915 Taft
Merrillville, IN 46410-5242	1968	94,412	2,750	693,299
8600 Broadway
Merrillville, IN 46410-7034	1996	1,222,550	4,400	2,612,175
4901 Indianapolis Blvd.
East Chicago, IN 46312-3604	1995	792,585	4,300	1,565,244
1501 Lake Park Avenue
Hobart, IN 46342-6637	2000	1,732,699	6,992	2,743,616
9204 Columbia Avenue
Corporate Center Building
Munster, IN 46321-3517	2003	5,558,396	36,685	10,212,884
855 Stillwater Parkway
Crown Point, IN 46307-5361	2007	1,952,518	3,945	2,442,980
1801 W. 25th Avenue
Gary, IN 46404-3546	2008	1,691,190	2,700	1,901,769
2905 Calumet Avenue
Valparaiso, IN 46383-2645	2009	2,146,193	2,790	2,284,122
9903 Wicker Avenue
St. John, IN 46373-9402	2010	2,076,712	2,980	2,121,643

At December 31, 2010, the Bank had an investment totaling $340 thousand in one location, which has been acquired for future development.  The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS (formerly Metavante) Corporation located in Brown Deer, Wisconsin.  FIS provides real time services for loans, deposits, retail delivery systems, card solutions and electronic banking.  Additionally, the Bank utilizes Accutech in Muncie, Indiana for its Wealth Management operations.

The net book value of the Bank’s property, premises and equipment totaled $19.3 million at December 31, 2010.

Item 3.            Legal Proceedings

During the third quarter of 2010, the FDIC and DFI conducted a review of the Bank. As a result of that review, on October 29, 2010, the Board of Directors of the Bank adopted a resolution whereby the Bank agrees, among other things, to (1) adopt a written action plan to reduce the Bank’s risk position in certain classified assets; (2) conduct certain reviews of the Bank’s ALL; (3) develop and implement a written capital plan; (4) maintain a minimum Tier 1 leverage ratio of 8% through December 31, 2010 and achieve thereafter maintain an 8.5% ratio from and after June 30, 2011, and achieve and thereafter maintain a 12% minimum total risk-based capital ratio from and after December 31, 2010; (5) obtain the prior written consent of the FDIC and DFI prior to the declaration or payment of dividends; and (6) submit quarterly progress reports to the FDIC and DFI. The resolution was adopted at the direction of the FDIC and DFI. The Bank is in compliance with the requirements of the resolution.

During the fourth quarter of 2010, the Federal Reserve conducted an off-site review of the Bancorp. As a result of that review, on January 28, 2011, the Board of Directors of the Bancorp adopted a resolution whereby the Bancorp agrees to obtain the prior written consent of the Federal Reserve Bank of Chicago prior to the declaration or payment of dividends, the redemption or repurchase of its stock, and any increase in its indebtedness.

The Bancorp is not a party to any other material legal proceedings.  From time to time, the Bank is a party to legal proceedings incident to its business, including foreclosures.

Item 4.            Removed and Reserved

Item 4.5         Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2010	Position

David A. Bochnowski	65	Chairman and Chief Executive Officer
Joel Gorelick	63	President and Chief Administrative Officer
John J. Diederich	58	Executive Vice President

Robert T. Lowry	49	Senior Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	52	Vice President, General Counsel Corporate Secretary

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank, and is accountable to the Board of Directors, customers, shareholders, employees and stakeholders for the operation of the company.  He has been the Chief Executive Officer since 1981 and became the Chairman in 1995.  He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981.  Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), now known as the new American Bankers Association (ABA) a national bank trade association where he serves on the Government Relations Council and Corporate Governance Committee. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Healthcare System, a former chairman and current board member of the Legacy Foundation of Lake County, a Director of the Quality of Life Council, a trustee of the Purdue Technology Center Northwest Indiana, a trustee of Calumet College, and an advisory trustee for the Gary YWCA.  He is a former Chairman of the Indiana Department of Financial Institutions; former Chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association; former director of the Federal Home Loan Bank of Indianapolis; and, a former member of the Federal Reserve Thrift Institutions Advisory Committee.  Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice.  He holds undergraduate and Juris Doctorate degrees from Georgetown University and a Masters Degree from Howard University. He served as an officer in the United States Army and is a Vietnam veteran.

Joel Gorelick is President and Chief Administrative Officer of the Bancorp and the Bank.  Mr. Gorelick has responsibility for coordinating the daily activities of consumer, residential, commercial lending, and wealth management activities.  Mr. Gorelick has been with the Bank since 1983.  He became a director in 2000.  Mr. Gorelick is involved in many community service organizations and has served in positions such as president of the Northwest Indiana Boys & Girls Club, president of the Merrillville, IN, Rotary Club, chairman of the board of the Northwest Indiana Regional Development Corporation, and president of the Lake Central High School Athletics Booster Club.  Mr. Gorelick also served as instructor for the Indiana Banker’s Commercial Lending School.  Mr. Gorelick received recognition as the Small Business Advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program and was named the 2000 board member of the year by the National Association For Development Companies.  The Indiana District Office of the U. S. Small Business Administration named Mr. Gorelick the year 2000 Financial Services Advocate of the Year.  Mr. Gorelick has been appointed as a board member for the United States Selective Service System and currently serves as board member of the Lake County Economic Development Corporation, N.W. Indiana Regional Development Corporation.  He holds a Masters of Science in Business Administration from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

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

Robert T. Lowry is Senior Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank.  He is responsible for finance, accounting, and financial reporting activities.  Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Assistant Controller, Internal Auditor and Controller.  Mr. Lowry is a Certified Public Accountant (CPA).  Mr. Lowry holds a Masters of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking.  Mr. Lowry is an instructor for the American Bankers Association online banking courses.  Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana as board treasurer and chairman of the finance committee.  He is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society.

Leane E. Cerven is Vice President, General Counsel, and Corporate Secretary of the Bancorp and the Bank.  Ms. Cerven joined the Bancorp and the Bank in May of 2010.  Prior to joining the Bancorp and Bank, she practiced law for sixteen years in Chicago first as an Associate Attorney with Mayer, Brown & Platt where she practiced primarily in the banking area, which included transactions involving the Resolution Trust Corporation/FDIC, corporate, international, bankruptcy, and litigation practice areas, and then as Vice President and Legal Counsel for Bank One where she practiced primarily in the commercial finance area, including secured and unsecured transactions, mergers and acquisitions, workouts, purchase of assets out of bankruptcy, international and multicurrency transactions, syndications, ESOP financings, and capital regulations.  She is licensed to practice law in Indiana and Illinois.  Ms. Cerven holds a Juris Doctorate degree from Valparaiso University School of Law and a Bachelor of Arts degree from the University of Minnesota, Minneapolis.  Ms. Cerven is actively involved in community service and serves on the Bioethics Committees for St. Catherine’s Hospital, East Chicago, and St. Mary’s Hospital, Hobart.  She is a member of the Lake County Bar Association, the Indiana State Bar Association, and the Chicago Bar Association.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the caption "Market Information" in the 2010 Annual Report to Shareholders is incorporated herein by reference.  Also see Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The information contained in the table captioned "Selected Consolidated Financial Data" in the 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2010 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements

The financial statements contained in the 2010 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
NorthWest Indiana Bancorp (the “Bancorp”) conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Bancorp in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

With the participation of the Bancorp’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Bancorp’s system of internal control over financial reporting was effective as of December 31, 2010.

(c)	Evaluation of Changes in Internal Control Over Financial Reporting.

There were no changes in the Bancorp’s internal control over financial reporting in the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Item 9B.	Other Information

There are no items reportable under this item.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Election of Directors” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2010 with respect to the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	49,247	$24.27	240,450

Equity compensation plans not approved by security holders	0	0	0

Total	49,247	$24.27	240,450

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2010” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements:

The following financial statements of the Bancorp are incorporated herein by reference to the 2010 Annual Report to Shareholders, filed as Exhibit 13 to this report:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets, December 31, 2010 and 2009

(c)	Consolidated Statements of Income for the years ended December 31, 2010 and 2009

(d)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2010 and 2009

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

10.4. *
Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005(incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.5. *	Amended and Restated 2004 Stock Option and Incentive Plan

10.6 *
Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.7 *	Form of Incentive Stock Option Agreement.

10.8 *	Form of Non-Qualified Stock Option Agreement.

10.9 *	Form of Agreement for Restricted Stock.

13.	2010 Annual Report to Shareholders.

21.	Subsidiaries of the Bancorp (incorporated herein by reference to Exhibit 21 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

*  -  The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP

By	/s/David A. Bochnowski
David A. Bochnowski
Chairman of the Board and
Chief Executive Officer

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 22, 2011:

Signature	Title

Principal Executive Officer:

/s/David A. Bochnowski	Chairman of the Board and
David A. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Robert T. Lowry	Senior Vice President,
Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:
/s/Frank J. Bochnowski	Director
Frank J. Bochnowski

/s/Lourdes M. Dennison	Director
Lourdes M. Dennison

/s/Edward J. Furticella	Director
Edward J. Furticella

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

/s/Stanley E. Mize	Director
Stanley E. Mize

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

EXHIBIT INDEX

Exhibit	Description

10.5	Amended and Restated 2004 Stock Option and Incentive Plan.

10.7	Form of Incentive Stock Option Agreement.

10.8	Form of Non-Qualified Stock Option Agreement.

10.9	Form of Agreement for Restricted Stock.

13.	2010 Annual Report to Shareholders.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.