Form 10-Q
period 2011-03-31
NORTHWEST INDIANA BANCORP
filed 2011-04-26
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011 or

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

There were 2,828,977 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2011.

NorthWest Indiana Bancorp
Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, March 31, 2011 and December 31, 2010	1

	Consolidated Statements of Income, Three Months Ended March 31, 2011 and 2010	2

	Consolidated Statements of Changes in Stockholders' Equity, Three Months Ended March 31, 2011 and 2010	3

	Consolidated Statements of Cash Flows, Three Months Ended March 31, 2011 and 2010	4

	Notes to Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II. Other Information		28

SIGNATURES		29

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
(Dollars in thousands)	(unaudited)

ASSETS

Cash and non-interest bearing balances in financial institutions	$7,433	$7,427
Interest bearing balances in financial institutions	10,445	90
Federal funds sold	702	3,421
Total cash and cash equivalents	18,580	10,938

Securities available-for-sale	153,400	142,055
Securities held-to-maturity	17,772	18,397
Loans held-for-sale	-	422
Loans receivable	411,350	418,233
Less: allowance for loan losses	(9,692)	(9,121)
Net loans receivable	401,658	409,112
Federal Home Loan Bank stock	3,381	3,381
Accrued interest receivable	2,498	2,591
Premises and equipment	18,945	19,293
Foreclosed real estate	2,788	3,298
Cash value of bank owned life insurance	12,552	12,452
Prepaid FDIC insurance premium	2,066	2,425
Other assets	6,236	6,689

Total assets	$639,876	$631,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$56,471	$50,712
Interest bearing	468,717	469,559
Total	525,188	520,271
Repurchase agreements	24,049	16,074
Borrowed funds	26,387	32,544
Accrued expenses and other liabilities	6,961	6,075

Total liabilities	582,585	574,964

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: March 31, 2011 - 2,888,902	361	361
December 31, 2010 - 2,888,902
shares outstanding: March 31, 2011 - 2,828,977
December 31, 2010 - 2,826,796
Additional paid in capital	5,149	5,140
Accumulated other comprehensive income/(loss)	(77)	(492)
Retained earnings	53,131	52,398
Treasury stock, common shares at cost: March 31, 2011 - 59,925
December 31, 2010 - 62,106	(1,273)	(1,318)

Total stockholders' equity	57,291	56,089

Total liabilities and stockholders' equity	$639,876	$631,053

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2011	2010
Interest income:
Loans receivable
Real estate loans	$4,386	$5,156
Commercial loans	960	1,032
Consumer loans.	13	24
Total loan interest	5,359	6,212

Securities	1,520	1,530
Other interest earning assets	7	7

Total interest income	6,886	7,749

Interest expense:
Deposits	712	1,201
Repurchase agreements	28	52
Borrowed funds	173	269

Total interest expense	913	1,522

Net interest income	5,973	6,227
Provision for loan losses	1,110	1,235

Net interest income after provision for loan losses	4,863	4,992

Noninterest income:
Fees and service charges.	585	609
Wealth management operations	274	281
Gain on sale of securities, net	263	289
Increase in cash value of bank owned life insurance	101	100
Gain on sale of loans held-for-sale, net	81	109
Gain on foreclosed real estate, net	59	22
Other-than-temporary impairment of securities	-	(19)
Portion of loss recognized in other comprehensive income	-	(94)
Other	20	4

Total noninterest income	1,383	1,301

Noninterest expense:
Compensation and benefits	2,365	2,409
Occupancy and equipment	848	785
Federal deposit insurance premiums	373	231
Data processing	252	233
Marketing	141	125
Other	922	892

Total noninterest expense	4,901	4,675

Income before income tax expenses	1,345	1,618
Income tax expenses	173	229

Net income	$1,172	$1,389

Earnings per common share:
Basic	$0.41	$0.49
Diluted	$0.41	$0.49

Dividends declared per common share	$0.15	$0.21

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2011	2010

Balance at beginning of period	$56,089	$53,078

Comprehensive income:
Net income	1,172	1,389
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	416	396
Amortization of unrecognized gain	(2)	(2)
Comprehensive income	1,586	1,783

Stock based compensation expense	9	10

Sale of treasury stock	31	40

Cash dividends	(424)	(592)

Balance at end of period	$57,291	$54,319

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,172	$1,389
Adjustments to reconcile net income to
net cash provided by operating activities:
Origination of loans for sale	(2,788)	(3,680)
Sale of loans originated for sale	3,261	4,477
Depreciation and amortization, net of accretion	548	467
Amortization of mortgage servicing rights	45	30
Stock based compensation expense	9	10
Gain on sale of securities, net	(263)	(289)
Gain on sale of loans held-for-sale, net	(81)	(109)
Net losses due to other-than-temporary impairment of securities	-	113
Gain/(loss) on foreclosed real estate, net	(59)	(22)
Provision for loan losses	1,110	1,235
Net change in:
Interest receivable	93	(31)
Other assets	539	1,304
Cash value of bank owned life insurance	(101)	(100)
Accrued expenses and other liabilities	924	3,560
Total adjustments	3,237	6,965
Net cash - operating activities	4,409	8,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	8,875	6,034
Proceeds from sales of securities available-for-sale	6,384	5,683
Purchases of securities available-for-sale	(25,858)	(25,815)
Proceeds from maturities and pay downs of securities held-to-maturity	619	926
Net change in loans receivable	6,281	(2,858)
Purchase of premises and equipment, net	(42)	(97)
Proceeds from sales of foreclosed real estate	633	337
Net cash - investing activities	(3,108)	(15,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	4,917	27,007
Proceeds from FHLB advances	-	4,000
Repayment of FHLB advances	(3,000)	(8,000)
Change in other borrowed funds	4,817	(3,893)
Proceeds from sale of treasury stock	31	40
Dividends paid	(424)	(592)
Net cash - financing activities	6,341	18,562
Net change in cash and cash equivalents	7,642	11,126
Cash and cash equivalents at beginning of period	10,938	13,222
Cash and cash equivalents at end of period	$18,580	$24,348

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$982	$1,546
Income taxes	$5	$50
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$120	$237

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation
The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2011 and December 31, 2010, and the consolidated statements of income, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2011 and 2010. The income reported for the three month period ended March 31, 2011 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Securities
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2011
U.S. government sponsored entities	$8,351	$1	$(14)	$8,338
Collateralized Mortgage Obligations and residential mortgage-backed securities	102,043	2,292	(205)	104,130
Municipal securities	37,968	1,458	(60)	39,366
Collateralized debt obligations	5,215	-	(3,649)	1,566
Total securities available-for-sale	$153,577	$3,751	$(3,928)	$153,400

December 31, 2010
U.S. government sponsored entities	$4,172	$-	$(3)	$4,169
Collateralized Mortgage Obligations and residential mortgage-backed securities	94,930	2,372	(160)	97,142
Municipal securities	38,549	1,027	(211)	39,365
Collateralized debt obligations	5,215	-	(3,836)	1,379
Total securities available-for-sale	$142,866	$3,399	$(4,210)	$142,055

The carrying amount (cost basis), gross unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrecognized	Unrecognized	Fair
	Basis	Gains	Losses	Value
March 31, 2011
Municipal securities	$16,956	$723	$-	$17,679
Residential mortgage-backed securities	816	22	(3)	835
Total securities held-to-maturity	$17,772	$745	$(3)	$18,514

December 31, 2010
Municipal securities	$17,573	$613	$-	$18,186
Residential mortgage-backed securities	824	29	(1)	852
Total securities held-to-maturity	$18,397	$642	$(1)	$19,038

The fair value of debt securities and carrying amount, if different, at March 31, 2011, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale		Held-to-maturity
	Estimated			Estimated
	Fair	Tax-Equivalent	Carrying	Fair	Tax-Equivalent
	Value	Yield (%)	Amount	Value	Yield (%)
Due in one year or less	$195	7.07	$-	$-	-
Due from one to five years	9,042	2.77	1,876	1,994	6.34
Due from five years to ten years	10,849	5.63	11,369	11,869	6.03
Due over ten years	29,184	5.84	3,711	3,816	6.08
Collateralized Mortgage Obligations and residential mortgage-backed securities	104,130	3.88	816	835	4.61
Total	$153,400	4.31	$17,772	$18,514	6.01

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	March 31,	March 31,
	2011	2010

Proceeds	$6,384	$5,683
Gross gains	263	289
Gross losses	-	-

The change in net unrealized gain/(loss) on available-for-sale securities included in other comprehensive income is as follows:

(Dollars in thousands)
Unrealized gains
Beginning balance, December 31, 2010	$(561)
Current period change	416
Ending balance, March 31, 2011	$(145)

Securities with carrying values of $67,357,000 and $24,484,000 were pledged as of March 31, 2011 and December 31, 2010, respectively, as collateral for repurchase agreements and public funds and for other purposes as permitted or required by law. The increase in pledged securities was the result of new pledging requirements for Indiana public funds deposits.

Securities with unrealized losses at March 31, 2011 and December 31, 2010 not recognized in income are as follows:

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
U.S. government sponsored entities	$4,835	$(14)	$-	$-	$4,835	$(14)
Collateralized Mortgage Obligations and residential mortgage-backed securities	19,980	(208)	-	-	19,980	(208)
Municipal securities	5,238	(57)	410	(3)	5,648	(60)
Collateralized debt obligations	-	-	1,566	(3,649)	1,566	(3,649)
Total temporarily impaired	$30,053	$(279)	$1,976	$(3,652)	$32,029	$(3,931)
Number of securities		29		5		34

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
U.S. government sponsored entities	$2,513	$(3)	$-	$-	$2,513	$(3)
Collateralized Mortgage Obligations and residential mortgage-backed securities	13,767	(161)	-	-	13,767	(161)
Municipal securities	7,496	(194)	398	(17)	7,894	(211)
Collateralized debt obligations	-	-	1,379	(3,836)	1,379	(3,836)
Total temporarily impaired	$23,776	$(358)	$1,777	$(3,853)	$25,553	$(4,211)
Number of securities		27		5		32

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality or have undisrupted cash flows. Management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates and market volatility. The fair values are expected to recover as the securities approach maturity.

Note 4 - Loans Receivable

	(Dollars in thousands)
	March 31, 2011	December 31, 2010
Loans secured by real estate:
Construction and land development	$34,763	$46,371
Residential, including home equity	149,330	153,150
Commercial real estate and other dwelling	154,753	146,111
Total loans secured by real estate	338,846	345,632
Consumer loans	623	765
Commercial business	63,171	61,837
Government and other	9,062	10,380
Subtotal	411,702	418,614
Less:
Net deferred loan origination fees	(251)	(273)
Undisbursed loan funds	(101)	(108)
Loans receivable	$411,350	$418,233

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2011:
			Commercial
			Real Estate,
			Construction &
			Land
	Residential Real		Development,	Commercial
	Estate, Including	Consumer	and Other	Participations	Commercial
(Dollars in thousands)	Home Equity	Loans	Dwellings	Purchased	Business Loans	Government	Total
For the three months ending March 31, 2011
Allowance for loan losses:
Beginning Balance	$994	$30	$2,773	$4,704	$620	$-	9,121
Charge-offs	(138)	(2)	(393)	(40)	-	-	(573)
Recoveries	-	9	-	-	25	-	34
Provisions	183	(17)	617	404	(77)	-	1,110
Ending Balance	$1,039	$20	$2,997	$5,068	$568	$-	$9,692

The Bancorp's allowance for loan loss impairment evaluation, by loan segment, at March 31, 2011:

Ending balance: individually
evaluated for impairment	$1	$-	$1,074	$2,886	$18	$-	$3,979

Ending balance: collectively
evaluated for impairment	$1,038	$20	$1,923	$2,182	$550	$-	$5,713

Ending balance: loans acquired
with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FINANCING RECEIVABLES
Ending balance	$149,071	$621	$161,268	$28,248	$63,080	$9,062	$411,350

Ending balance: individually
evaluated for impairment	$119	$-	$10,339	$14,619	$118	$-	$25,195

Ending balance: collectively
evaluated for impairment	$148,952	$621	$150,929	$13,629	$62,962	$9,062	$386,155

Ending balance: loans acquired
with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

The Bancorp's allowance for loan loss impairment evaluation, by loan segment, at December 31, 2010:

Ending balance: individually
evaluated for impairment	$1	$-	$875	$1,897	$21	$-	$2,794

Ending balance: collectively
evaluated for impairment	$993	$30	$1,898	$2,807	$599	$-	$6,327

Ending balance: loans acquired
with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FINANCING RECEIVABLES
Ending balance	$152,881	$874	$163,616	$28,866	$61,726	$10,270	$418,233

Ending balance: individually
evaluated for impairment	$64	$-	$10,974	$14,493	$482	$-	$26,013

Ending balance: collectively
evaluated for impairment	$152,817	$874	$152,642	$14,373	$61,244	$10,270	$392,220

Ending balance: loans acquired
with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

The Bancorp's credit quality indicators by loan segment are summarized below at March 31, 2011 and December 31, 2010:

		(Dollars in thousands)
		Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
		Commercial Real Estate, Construction
		& Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Government
Loan Grades		2011	2010	2011	2010	2011	2010	2011	2010
2	Modest risk	$30	$31	$-	$-	$4,300	$4,724	$-	$-
3	Acceptable risk	80,463	63,330	1,460	1,473	33,118	30,549	9,062	10,270
4	Pass/monitor	58,784	78,758	6,245	6,482	20,704	21,131	-	-
5	Special mention (watch)	10,844	9,817	6,146	6,419	3,532	2,517	-	-
6	Substandard	11,149	11,680	14,396	14,492	1,425	2,805	-	-
7	Doubtful	-	-	-	-	-	-	-	-
	Total	$161,270	$163,616	$28,247	$28,866	$63,079	$61,726	$9,062	$10,270

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate,
	Including Home Equity		Consumer Loans
	2011	2010	2011	2010
Performing	$146,162	$149,892	$621	$871
Nonperforming	2,909	2,989	-	3
Total	$149,071	$152,881	$621	$874

The Bancorp’s impaired loans are summarized below:

				For the three months ended
	As of March 31, 2011			March 31, 2011
				Average	Interest
(Dollars in thousands)	Recorded	Unpaid Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$64	$130	$-	$64	$-
Commercial real estate, construction & land development, and other dwellings	5,827	6,466	-	3,856	229
Commercial participations purchased	2,696	8,179	-	2,878	92
Commercial business loans	-	-	-	1,370	-
With an allowance recorded:
Residential real estate, including home equity	55	55	1	28	1
Commercial real estate, construction & land development, and other dwellings	4,512	4,692	1,074	5,668	139
Commercial participations purchased	11,923	11,923	2,886	10,242	236
Commercial business loans	118	118	18	135	6
Total:
Residential real estate, including home equity	$119	$185	$1	$92	$1
Commercial real estate, construction & land development, and other dwellings	$10,339	$11,158	$1,074	$9,523	$368
Commercial participations purchased	$14,619	$20,102	$2,886	$13,120	$328
Commercial business loans	$118	$118	$18	$1,504	$6

	As of December 31, 2010

(Dollars in thousands)	Recorded	Unpaid principal	Related
	investment	balance	allowance
With no related allowance recorded:
Residential real estate, including home equity	$64	$64	$-
Commercial real estate, construction & land development, and other dwellings	1,884	1,992	-
Commercial participations purchased	3,060	8,123	-
Commercial business loans	2,739	2,831	-
With an allowance recorded:
Residential real estate, including home equity	-	-	-
Commercial real estate, construction & land development, and other dwellings	6,823	6,823	1,057
Commercial participations purchased	8,560	8,560	544
Commercial business loans	151	151	120
Total:
Residential real estate, including home equity	$64	$64	$-
Commercial real estate, construction & land development, and other dwellings	$8,707	$8,815	$1,057
Commercial participations purchased	$11,620	$16,683	$544
Commercial business loans	$2,890	$2,982	$120

The Bancorp’s age analysis of past due financing receivables are summarized below:

	(Dollars in thousands)
							Recorded
						Total	Investments
	30-59 Days	60-89 Days	Greater Than	Total Past		Financing	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivables	Accruing
March 31, 2011
Residential real estate, including home equity	$4,037	$838	$2,549	$7,424	$141,647	$149,071	$323
Consumer loans	-	-	38	38	583	621	2
Commercial real estate, construction & land development, and other dwellings	2,250	28	5,111	7,389	153,879	161,268	-
Commercial participations purchased	-	-	14,396	14,396	13,852	28,248	-
Commercial business loans	463	73	18	554	62,526	63,080	-
Government				-	9,062	9,062	-
Total	$6,750	$939	$22,112	$29,801	$381,549	$411,350	$325

December 31, 2010
Residential real estate, including home equity	$5,832	$2,423	$2,859	$11,114	$141,767	$152,881	$145
Consumer loans	29	-	3	32	842	874	3
Commercial real estate, construction & land development, and other dwellings	410	2,573	3,747	6,730	156,886	163,616	-
Commercial participations purchased	-	-	14,492	14,492	14,374	28,866	-
Commercial business loans	408	18	354	$780	60,946	61,726	-
Government	-	-	-	-	10,270	10,270	-
Total	$6,679	$5,014	$21,455	$33,148	$385,085	$418,233	$148

The Bancorp's financing receivables on nonaccrual status are summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2011	2010
Residential real estate, including home equity	$2,546	$2,843
Consumer loans	38	-
Commercial real estate, construction & land development, and other dwellings	5,772	6,150
Commercial participations purchased	14,396	14,492
Commercial business loans	136	482
Government	-	-
Total	$22,888	$23,967

Note 5 - Foreclosed Real Estate
Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2011	2010
Commercial real estate and other dwelling	1,974	563
Residential real estate	678	931
Construction and land development	$136	$1,804
Total	$2,788	$3,298

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

Note 7 - Earnings Per Share
Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding.  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2011 and 2010:

	(Dollars in thousands, except per share data)
	Three Months Ended
	March 31,
	2011	2010
Basic earnings per common share:
Net income as reported	$1,172	$1,389
Weighted average common shares outstanding:	2,828,977	2,820,842
Basic earnings per common share:	$0.41	$0.49
Diluted earnings per common share:
Net income as reported	$1,172	$1,389
Weighted average common shares outstanding:	2,828,977	2,820,842
Add: Dilutive effect of assumed stock option exercises:	-	-
Weighted average common and dilutive potential common shares outstanding:	2,828,977	2,820,842
Diluted earnings per common share:	$0.41	$0.49

Note 8 - Stock Based Compensation
The Bancorp’s 2004 Stock Option Plan (the “Plan”), which is stockholder-approved, permits the granting of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock. As required by the Compensation – Stock Compensation Topic, companies are required to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the three months ended March 31, 2011, stock based compensation expense of $9,000 was recorded, compared to $10,000 for the three months ended March 31, 2010. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $24,000 in 2010 and $16,000 in 2011.

A summary of option activity under the Bancorp’s incentive stock option plan for the three months ended March 31, 2011 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2011	49,247	$24.27
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(8,747)	$19.50
Outstanding at March 31, 2011	40,500	$25.30	1.9	-
Exercisable at March 31, 2011	39,500	$25.22	1.7	-

Note 9 - Adoption of New Accounting Standards
Update Number 2010-06 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. The Fair Value Measurements and Disclosures Topic was amended to improve disclosure requirements for those entities required to make recurring and nonrecurring fair value measurements. The accounting standard update requires new disclosures for transfers in and out of Levels 1 and 2 and for separate presentation of purchases, sales, issuances and settlements for activity in Level 3. Further, this accounting standard update clarifies the existing required disclosures when determining the level of disaggregation when reporting classes of assets and liabilities and disclosure about valuation techniques and inputs to measure fair value for both recurring and nonrecurring measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, and are included in note 10.

Update Number 2010-09 – Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This accounting standard update modifies the requirement to disclose the date that subsequent events are considered through for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.

Update Number 2010-20 – Receivables (Topic 310): Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This update expands disclosures about credit quality of financing receivables and allowance for credit losses. The accounting standard update will require the Bancorp to expand disclosures about the credit quality of loans and the related reserves against them. The objective of this accounting standard update is to assist the users of the financial statements in evaluating the nature of the credit risk inherent in the Bancorp’s loans receivable portfolio, how risk is analyzed to determine the allowance for loan losses, and reasons for changes in the allowance for loan losses. These disclosures are effective for fiscal years ending after December 15, 2010. The Bancorp adopted this update on December 31, 2010 and the required disclosures are included in Note 4. Adoption of this accounting standard update has not changed the methodology used to determine the allowance for loan losses.

Update Number 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update to Receivables (Topic 310) clarifies the guidance for a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. This update clarifies, when evaluating a restructuring as a troubled debt restructuring, whether a creditor has granted a concession to a debtor and whether the debtor is experiencing financial difficulties. The objective of this amendment is to promote greater consistency in the application of U.S. GAAP for debt restructurings from the creditor’s perspective. The effective date of this update is for the first interim period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the current year.

Note 10 - Fair Value
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

At the end of each reporting period, securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with the Investments – Debt and Equity Securities Topic. Impairment is other-than-temporary if the decline in the fair value is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates. The Bancorp considers the following factors when determining an other-than-temporary impairment for a security: the length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; an assessment of whether the Bancorp has (1) the intent to sell the debt securities or (2) more likely than not will be required to sell the debt securities before their anticipated market recovery. If either of these conditions is met, management will recognize other-than-temporary impairment. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings.

For the period ended March 31, 2011, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, bank call reports filed with the FDIC and thrift financial reports provided by the Office of Thrift Supervision. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had other-than-temporary impairment in the amount of $264,000, as of March 31, 2011.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2010	$264
Additions not previously recognized	-
Ending balance, March 31, 2011	$264

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of March 31, 2011:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	Caaa3	Ca	CCC-	Ca
Book value	1,256,972	1,296,077	1,309,886	1,351,903
Fair value	330,261	201,451	755,100	279,651
Unrealized gains/(losses)	(926,710)	(1,094,626)	(554,786)	(1,072,252)
Lowest credit rating assigned	Caa3	C	CCC-	C
Number of performing banks	47	27	43	36
Number of performing insurance companies	12	7	10	n/a
Number of issuers in default	15	6	7	7
Number of issuers in deferral	19	9	16	13
Defaults & deferrals as a % of performing collateral	61.55%	37.12%	45.03%	55.48%
Subordination:
As a % of performing collateral	-23.73%	-21.31%	16.24%	-4.04%
As a % of performing collateral - adjusted for projected future defaults	-29.02%	-27.56%	12.29%	-8.38%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.10%	2.30%	2.10%	2.00%
Year 2 - issuer average	1.00%	1.30%	1.20%	1.00%
Year 3 - issuer average	1.00%	1.30%	1.20%	1.00%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	41,100	132,000	29,250	61,950

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.
(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At March 31, 2011, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At March 31, 2011, three of the trust preferred securities with a cost basis of $3.9 million have been placed in “payment in kind” status.  The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the quarter ended March 31, 2011. Assets and liabilities measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2011 Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale debt securities
U.S. government sponsored entities	$8,338	$-	$8,338	$-
Collateralized Mortgage Obligations and residential mortgage-backed securities	104,130	-	104,130	-
Municipal securities	39,366	-	39,366	-
Collateralized debt obligations	1,566	-	-	1,566
Total securities available-for-sale	$153,400	$-	$151,834	$1,566

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale debt securities
U.S. government sponsored entities	$4,169	$-	$4,169	$-
Collateralized Mortgage Obligations and residential mortgage-backed securities	97,142	-	97,142	-
Municipal securities	39,365	-	39,365	-
Collateralized debt obligations	1,379	-	-	1,379
Total securities available-for-sale	$142,055	$-	$140,676	$1,379

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data are presented below:

(Dollars in thousands)	Fair Value Measurements at March 31, 2011 Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Collateralized Debt Obligations
Beginning balance, December 31, 2010	$1,379
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	-
Included in other comprehensive income	187
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, March 31, 2011	$1,566

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2011 Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$21,215	$-	$-	$21,215
Foreclosed real estate	2,447	-	-	2,447

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,419	$-	$-	$22,419
Foreclosed real estate	2,920	-	-	2,920

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $21.2 million, with a valuation allowance of $4.0 million, resulting in an additional provision of $1.2 million for the quarter-ended March 31, 2011. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a fair value of $22.4 million, with a valuation allowance of $2.8 million, resulting in an additional provision of $2.4 million for the quarter-ended December 31, 2010. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals.

The following table shows fair values and the related carrying values of financial instruments as of the dates indicated. Items that are not financial instruments are not included.

	(Dollars in thousands)
	March 31, 2011
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$18,580	$18,580
Securities available-for-sale	153,400	153,400
Securities held-to-maturity	17,772	18,514
Loans receivable, net	401,658	464,142
Federal Home Loan Bank stock	3,381	3,381
Accrued interest receivable	2,498	2,498

Financial liabilities:
Demand and savings deposits	333,279	333,279
Certificates of deposit	191,909	192,114
Repurchase agreements	24,049	24,071
Borrowed funds	26,387	26,809
Accrued interest payable	57	57

	(Dollars in thousands)
	December 31, 2010
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,938	$10,938
Securities available-for-sale	142,055	142,055
Securities held-to-maturity	18,397	19,038
Loans held-for-sale	422	428
Loans receivable, net	409,112	472,307
Federal Home Loan Bank stock	3,381	3,381
Accrued interest receivable	2,591	2,591

Financial liabilities:
Demand and savings deposits	321,825	321,825
Certificates of deposit	198,446	198,799
Repurchase agreements	16,074	15,959
Borrowed funds	32,544	32,983
Accrued interest payable	81	81

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of March 31, 2011 and December 31, 2010. The estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, demand and savings deposits, and accrued interest receivable and payable are considered to approximate carrying book value. The estimated fair value for loans is based on estimates of the rate the Bancorp would charge for similar such loans at March 31, 2011 and December 31, 2010, applied for the time period until estimated repayment. For commercial loans, the fair value includes a liquidity adjustment to reflect current market conditions. The estimated fair value for certificates of deposits are based on estimates of the rate the Bancorp would pay on such deposits at March 31, 2011 and December 31, 2010, applied for the time period until maturity. The estimated fair value for repurchase agreements and other borrowed funds is based on current rates for similar financings. The estimated fair value of other financial instruments, and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

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

At March 31, 2011, the Bancorp had total assets of $639.9 million, total loans of $411.4 million and total deposits of $525.2 million. Stockholders' equity totaled $57.3 million or 8.95% of total assets, with book value per share at $20.25.  Net income for the quarter ended March 31, 2011, was $1.2 million, or $0.41 earnings per common share for both basic and diluted calculations.  For the quarter ended March 31, 2011, the return on average assets (ROA) was 0.73%, while the return on average stockholders’ equity (ROE) was 8.12%.

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

Impact of Recent and Future Legislation.  Over the last two-and-a-half years, Congress and the U.S. Department of the Treasury (“Treasury”) have  adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market, including the passage and implementation of the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”).  In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp, will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Board of Governors of the Federal Reserve System (the “FRB”), which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.  Moreover, the Dodd-Frank Act requires public companies like the Bancorp to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders.  However, the SEC has provided a temporary exemption for smaller reporting companies, such as the Bancorp, from the requirement to hold “say-on-pay” votes until the first annual or other shareholder meeting occurring on or after January 21, 2013.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Bancorp in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time.  The Bancorp’s management continues to actively review the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assess its probable impact on the business, financial condition, and results of operations of the Bancorp.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, is uncertain at this time.

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

Financial Condition
During the three months ended March 31, 2011, total assets increased by $8.8 million (1.4%), with interest-earning assets increasing by $11.1 million (1.9%). At March 31, 2011, interest-earning assets totaled $597.0 million and represented 93.3% of total assets.

Loans receivable totaled $411.4 million at March 31, 2011, compared to $418.2 million at December 31, 2010, a decrease of $6.8 million (1.6%).  The decrease in loan balances was a result of the sale of $3.3 million in fixed rate mortgage loans and a decrease in loan demand.  At March 31, 2011, loans receivable represented 68.9% of interest earning assets, 64.3% of total assets and 78.3% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $34.8 million (8.5%) in construction and land development loans, $149.1 million (36.2%) in residential mortgage loans, $8.2 million (2.0%) in multifamily loans, $146.6 million (35.6%) in commercial real estate loans, $621thousand (0.2%) in consumer loans, $63.1 million (15.3%) in commercial business loans and $9.0 million (2.2%) in government and other loans. Adjustable rate loans comprised 64.3% of total loans at March 31, 2011.

The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market. During the three months ended March 31, 2011, the Bancorp sold $3.3 million in fixed rate mortgage loans, compared to $4.5 million during the three months ended March 31, 2010. Net gains realized from mortgage loans originated for sale totaled $81 thousand for the three months ended March 31, 2011, compared to $109 thousand for the three months ended March 31, 2010.

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

Historically, the Bancorp has successfully originated commercial real estate loans within its primary lending area.  However, beginning in the fourth quarter of 2005, in response to a decrease in local loan demand and in an effort to reduce the potential credit risk associated with geographic concentrations, a strategy was implemented to purchase commercial real estate participation loans outside of the Bancorp’s primary lending area.  The strategy to purchase these commercial real estate participation loans was limited to 10% of the Bancorp’s loan portfolio.  The Bancorp’s management discontinued the strategy during the third quarter of 2007.  As of March 31, 2011, the Bancorp’s commercial real estate participation loan portfolio carried an aggregate balance of $28.2 million.  Of the $28.2 million in commercial real estate participation loans, $8.5 million has been purchased within the Bancorp’s primary lending area and $19.7 million outside of the primary lending area.  At March 31, 2011, $14.4 million, or 51.0%, of the Bancorp’s commercial real estate participation loans have been internally classified as substandard and have been placed on nonaccrual status.  Of the $14.4 million in substandard commercial real estate participation loans placed on non-accrual status, $12.0 million are located outside of the Bancorp’s primary lending area.  The discussion in the paragraphs that follow regarding non-performing loans, internally classified loans and impaired loans include loans from the Bancorp’s commercial real estate participation loan portfolio.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status.  Non-performing loans totaled $23.2 million at March 31, 2011, compared to $24.1 million at December 31, 2010, a decrease of $901 thousand or 3.7%.  The current level of non-performing loans is concentrated with five commercial real estate participation loans in the aggregate of $14.4 million.  As previously reported, one commercial real estate participation loan is a condominium construction project in Orlando, Florida, with a current balance of $1.5 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the project’s collateral, less estimated selling costs.  The second commercial real estate participation loan is an end loan for a hotel located in Dundee, Michigan, with a current balance of $1.2 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the hotel, less estimated selling costs.  The third commercial real estate participation loan is an end loan for a hotel located in Fort Worth, Texas, with a balance of $5.0 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the hotel, less estimated selling costs.  The fourth commercial real estate participation loan is a hotel construction project located in Clearwater, Florida, with a balance of $4.3 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the project’s collateral, less estimated selling costs.  The fifth commercial real estate participation loan is a land development project located in Crown Point, Indiana, with a balance of $2.4 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the project’s collateral, less estimated selling costs.  For these commercial real estate participation loans, to the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required.

The ratio of non-performing loans to total loans was 5.64% at March 31, 2011, compared to 5.77% at December 31, 2010.  The ratio of non-performing loans to total assets was 3.62% at March 31, 2011, compared to 3.82% at December 31, 2010.  The March 31, 2011, non-performing loan balances include $22.9 million in loans accounted for on a non-accrual basis and $325 thousand in accruing loans, which were contractually past due 90 days or more.  Loans, internally classified as substandard, totaled $30.2 million at March 31, 2011, compared to $32.7 million at December 31, 2010, a decrease of $2.5 million or 7.7%.  During the quarter ended March 31, 2011, as a result of improved financial conditions, a continued reduction of indebtedness, and sustained performance for principal and interest payments, three commercial business loans to one borrower in the amount of $1.0 million were upgraded from substandard to watch status.  The current level of substandard loans includes the previously mentioned five non-accruing commercial real estate participation loans and one accruing commercial real estate hotel loan in the amount of $5.0 million.  Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms.  No loans were internally classified as doubtful or loss at March 31, 2011 or December 31, 2010.  In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans.  Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified.  Watch loans totaled $26.0 million at March 31, 2011, compared to $24.3 million at December 31, 2010.  The increase in watch loans is primarily related to the previously mentioned substandard to watch loan upgrades.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  At March 31, 2011, impaired loans totaled $25.2 million, compared to $26.0 million at December 31, 2010.  The March 31, 2011, impaired loan balances consist of twenty-three commercial real estate and commercial business loans that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses.  The March 31, 2011 ALL contained $4.0 million in specific allowances for collateral deficiencies, compared to $2.8 million in specific allowances at December 31, 2010.  The increase in specific allowances is a result of the continued downward pressure on market valuations that are based on projected cash flows.  During the first quarter of 2011, two additional commercial real estate loans totaling $146 thousand were newly classified as impaired.  Management’s current estimates indicate $7,000 in deficiencies for these loans.  In addition, during the first quarter of 2011, four loans totaling $389 thousand were removed from impaired status, as a result of loan payoffs.  As of March 31, 2011, all loans classified as impaired were also included in the previously discussed substandard loan balances.  There were no other loans considered to be impaired loans as of March 31, 2011.  Typically, management does not individually classify smaller-balance homogeneous loans, such as mortgage or consumer loans, as impaired.

At March 31, 2011, the Bancorp classified five loans totaling $11.7 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates.  The troubled debt restructurings are comprised of one commercial real estate participation hotel loan in the amount of $1.2 million, for which a significant deferral of principal repayment was granted.  The second troubled debt restructuring is for a commercial real estate participation hotel loan in the amount of $5.0 million, for which a significant deferral of principal repayment and extension in maturity was granted.  The third is for a commercial real estate hotel loan in the amount of $5.0 million for which a significant deferral of principal repayment was granted.  In addition, two commercial real estate troubled debt restructurings in the total amount of $581 thousand are currently in bankruptcy proceedings, for which a significant deferral of principal and interest repayment was granted by the Bank as required by the bankruptcy plan.  All of the loans classified as troubled debt restructurings are currently on nonaccrual status and classified as impaired except for one loan, which is on accrual status.  The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At March 31, 2011, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-accrual, past due or restructured loans.    Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the three months ended March 31, 2011, $1.1 million in provisions to the ALL were required, compared to $1.2 million the three months ended March 31, 2010.  The current year ALL provisions were related to the elevated credit risk in the commercial real estate participation and commercial real estate loan portfolios.  Charge-offs, net of recoveries, totaled $539 thousand for the three months ended March 31, 2011, compared to $295 thousand for the three months ended March 31, 2010.  The 2011 net loan charge-offs were comprised primarily of commercial real estate and residential real estate charge-offs.  The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions.  In determining the provision for loan losses for the current period, management has given consideration to increased risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 2.36% at March 31, 2011, compared to 2.18% at December 31, 2010.  The increase in ALL to total loans was a result of continued elevated credit risk in the loan portfolio, and additional qualitative risks associated with the current stressed economic environment.  The ALL to non-performing loans (coverage ratio) was 41.8% at March 31, 2011, compared to 37.8% at December 31, 2010.  The March 31, 2011 balance in the ALL account of $9.7 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.  While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur.  The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss.  Management has allocated reserves to both performing and non-performing loans based on current information available.

At March 31, 2011, the Bancorp had nineteen properties in foreclosed real estate totaling $2.8 million, compared to twenty-one properties totaling $3.3 million at December 31, 2010.  Foreclosed real estate currently includes a $1.4 million commercial real estate condominium participation loan located in Chicago, Illinois.  The remainder of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of states and local municipalities and corporate securities. The securities portfolio totaled $171.2 million at March 31, 2011, compared to $160.5 million at December 31, 2010, an increase of $10.7 million (6.7%). The increase in securities is a result of investing excess liquidity in the securities portfolio. At March 31, 2011, the securities portfolio represented 28.7% of interest-earning assets and 26.8% of total assets. The securities portfolio was comprised of 4.9% in U.S. government agency debt securities, 61.3% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 32.9% in municipal securities, and 0.9% in pooled trust preferred securities. At March 31, 2011, securities available-for-sale (AFS) totaled $153.4 million or 89.6% of total securities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. In addition, at March 31, 2011, as a result of the increased liquidity from mortgage loans sales, the Bancorp carried $10.4 million in interest bearing balances in financial institutions and $702 thousand in fed funds sold. During the current quarter interest bearing balances in financial institutions increased by $10.4 million, while fed funds sold decreased by $2.7 million. The increase in interest bearing balances in financial institutions was the result of strong deposit growth during the quarter. At March 31, 2011, the Bancorp had a Federal Home Loan Bank (FHLB) stock balance of $3.4 million.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At March 31, 2011, deposits totaled $525.2 million. During the three months ended March 31, 2011, deposits increased by $4.9 million (0.9%). Checking account balances increased by $10.3 million (7.3%) and savings account balances increased by $4.6 million (7.0%) during the current period, as customer preferences favored these products. Money market deposit accounts (MMDA’s) decreased by $3.5 million (3.0%) as growth in other products allowed for a realignment of the core deposit mix. Certificates of deposit decreased by $6.5 million (3.3%), with the decrease resulting from strong core account growth and the subsequent realignment of the Bancorp’s deposit mix, resulting in less non-core balances.  At March 31, 2011, the deposit base was comprised of 29.0% checking accounts, 21.2% MMDA’s, 13.3% savings accounts and 36.5% certificates of deposit.

The Bancorp’s borrowed funds are primarily comprised of repurchase agreements and FHLB advances that are primarily used to fund asset growth not supported by deposit generation. At March 31, 2011, borrowed funds and repurchase agreements totaled $50.4 million compared to $48.6 million at December 31, 2010, an increase of $1.8 million (3.7%). Attributing to this overall increase was a decrease in borrowed funds of $6.1 million, offset by an increase in repurchase agreement obligations of $7.9 million.  During the first quarter of 2011, management repaid Federal Home Loan Bank advances as a result of additional liquidity provided by strong core deposit growth. As a result, the Bancorp’s borrowed funds at March 31, 2011, are comprised of $26.0 million in Federal Home Loan Bank (FHLB) fixed advances, $24.0 million in retail repurchase agreements, and $387 thousand in other short term borrowings.

Liquidity and Capital Resources
The Bancorp’s primary for funds and liquidity management is to ensure that at all times it can meet the cash demands of its depositors and its loan customers.  A secondary purpose of funds management is profit management.  Because profit and liquidity are often conflicting objectives, the Bancorp will maximize the Bank’s net interest margin by making adequate, but not excessive, liquidity provisions. Furthermore, funds are managed so that future profits will not be significantly impacted as funding costs increase.

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

During the three months ended March 31, 2011, cash and cash equivalents increased by $7.6 million compared to a $11.1 million increase for the three months ended March 31, 2010. The primary sources of cash were proceeds from loan sales, pay downs and sales of securities, and loan repayments. The primary uses of cash were the purchase of securities, loan originations, repayment of FHLB advances, and the payment of common stock dividends. Cash provided by operating activities totaled $4.4 million for the three months ended March 31, 2011, compared to $8.4 million required for the three month period ended March 31, 2010. The decrease in cash from operating activities was a result of a decrease in loan sales, the continued expensing of the FDIC prepaid insurance asset, and holding less customer funds for ACH prefunded transactions. Cash outflows from investing activities totaled $3.1 million for the current period, compared to cash outflows of $15.8 million for the three months ended March 31, 2010. The increase for the current three months was primarily related to proceeds from maturities and pay downs of securities and loans and the sale of foreclosed real estate. Net cash inflows from financing activities totaled $6.3 million during the current period compared to $18.6 million provided for the three months ended March 31, 2010. The decrease in net cash flows from financing activities was a result of less deposit growth relative to the first quarter of 2010. The Bancorp paid dividends on common stock of $424 thousand for the three months ended March 31, 2011, compared to $592 thousand for the three months ended March 31, 2010.

At March 31, 2011, outstanding commitments to fund loans totaled $57.9 million. Approximately 42.5% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $7.3 million at March 31, 2011. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2011, stockholders' equity increased by $1.2 million (2.1%). During the three months, stockholders’ equity was increased by net income of $1.2 million and the net change in the valuation of the available-for-sale securities of $416 thousand. Decreasing stockholders’ equity was the declaration of $424 thousand in cash dividends.

The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the “FRB”), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the FRB and FDIC regulations provide for a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not expecting or anticipating significant growth. All other financial institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least one to two percent.

The following table shows that, at March 31, 2011, and December 31, 2010, the Bancorp’s capital exceeded all regulatory capital requirements. During the first quarter of 2011, the Bancorp’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $32.3 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both March 31, 2011 and December 31, 2010. The dollar amounts are in millions.

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$62.1	13.5%	$36.7	8.0%	$45.8	10.0%
Tier 1 capital to risk-weighted assets	$56.3	12.3%	$18.3	4.0%	$27.5	6.0%
Tier 1 capital to adjusted average assets	$56.3	8.8%	$19.3	3.0%	$32.1	5.0%

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$61.5	12.9%	$38.0	8.0%	$47.6	10.0%
Tier 1 capital to risk-weighted assets	$55.5	11.7%	$19.0	4.0%	$28.5	6.0%
Tier 1 capital to adjusted average assets	$55.5	8.5%	$19.5	3.0%	$32.6	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial (DFI) Institutions for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. The aggregate amount of dividends that may be declared by the Bank in 2011, with prior DFI approval is $3.7 million plus current 2011 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank.

During the second quarter of 2010, the Federal Reserve Bank of Chicago (the Reserve Bank) notified the Bancorp’s management that future shareholder dividend payments would require Reserve Bank permission in accordance with Supervisory Letter 09-4. The Reserve Bank’s requirement to approve future dividend payments was a result of the Bancorp’s $1.4 million net loss recorded during the third quarter of 2009.  During the third quarter of 2010, the FDIC notified the Bancorp’s management that dividend payments from the Bank to the Bancorp would require prior approval from the FDIC.  The FDIC’s requirement to approve future dividend payments from the Bank to the Bancorp was a result of the Bank’s elevated level of substandard assets. Moreover, pursuant to a resolution adopted by the Bank’s Board of Directors at the direction of the Indiana Department of Financial Institutions (DFI) and the FDIC, the Bank must obtain the consent of the DFI and the FDIC prior to any declaration of dividends. On January 28, 2011, the Bancorp’s Board of Directors also adopted a resolution providing that the prior written consent of the Reserve Bank is required for the declaration of dividends by the Bancorp. During February 2011, the Reserve Bank of Chicago, the DFI, and the FDIC approved the first quarter 2011 dividend payments. On March 11, 2011, the Bancorp announced that the Board of Directors of the Bancorp declared a first quarter dividend of $0.15 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 4, 2011. The current dividend policy is reflective of the Bancorp Board’s commitment that the shareholders long term interests are best served through the preservation of capital in the current stressed economic environment.

Results of Operations - Comparison of the Quarter Ended March 31, 2011 to the Quarter Ended March 31, 2010
For the quarter ended March 31, 2011, the Bancorp reported net income of $1.2 million, compared to a net income of $1.4 million for the quarter ended March 31, 2010, a decrease of $217 thousand or 15.6%. For the current quarter the ROA was 0.73%, compared to 0.82% for the quarter ended March 31, 2010. The ROE was 8.12% for the quarter ended March 31, 2011, compared to 10.07% for the quarter ended March 31, 2010.

Net interest income for the three months ended March 31, 2011 was $6.0 million, a decrease of $254 thousand (4.1%), compared to $6.2 million for the quarter ended March 31, 2010. During the current quarter, the Bancorp’s cost of funds continue to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment. The weighted-average yield on interest-earning assets was 4.61% for the three months ended March 31, 2011, compared to 4.94% for the three months ended March 31, 2010. The weighted-average cost of funds for the quarter ended March 31, 2011, was 0.63% compared to 0.99% for the quarter ended March 31, 2010. The impact of the 4.61% return on interest earning assets and the 0.63% cost of funds resulted in an interest rate spread of 3.98% for the current quarter compared to 3.95% for the quarter ended March 31, 2010. During the current quarter, total interest income decreased by $863 thousand (11.1%) while total interest expense decreased by $609 thousand (40.0%). The net interest margin was 4.00% for the three months ended March 31, 2011, compared to 3.97% for the quarter ended March 31, 2010. On a tax equivalent basis, the Bancorp’s net interest margin was 4.24% for the three months ended March 31, 2011, compared to 4.19% for the quarter ended March 31, 2010.  Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended March 31, 2011, interest income from loans decreased by $853 thousand (13.7%), compared to the three months ended March 31, 2010. The change was due to lower yields and lower average balances. The weighted-average yield on loans outstanding was 5.13% for the current quarter, compared to 5.41% for the three months ended March 31, 2010. Loan balances averaged $418.1 million for the current quarter, a decrease of $41.6 million (9.0%) from $459.7 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, interest income on securities and other interest bearing balances decreased by $10 thousand (0.7%), compared to the quarter ended March 31, 2010. The decrease was due to a decrease in the weighed-average yield of the securities portfolio. The weighted-average yield on securities and other interest bearing balances was 3.41%, for the current quarter, compared to 3.65% for the three months ended March 31, 2010. Securities balances averaged $166.0 million for the current quarter, up $17.2 million (11.6%) from $148.8 million for the three months ended March 31, 2010. The increase in security average balances is a result of consistent growth in the investment portfolio. Other interest bearing balances averaged $13.1 million for the current period, down $6.3 million (32.5%) from $19.4 million for the three months ended March 31, 2010.

Interest expense on deposits decreased by $489 thousand (40.7%) during the current quarter compared to the three months ended March 31, 2010. The change was primarily due to a decrease in the weighted-average rate paid on deposits and lower average balances. The weighted-average rate paid on deposits for the three months ended March 31, 2011 was 0.54%, compared to 0.86%, for the quarter ended March 31, 2010. Total deposit balances averaged $530.2 million for the current quarter, down $29.8 million (5.3%) from $560.0 million for the quarter ended March 31, 2010. Interest expense on borrowed funds decreased by $120 thousand (37.4%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted average rate paid for borrowed funds. The weighted-average cost of borrowed funds was 1.64% for the current quarter compared to 2.30% for the three months ended March 31, 2010. Borrowed funds averaged $48.9 million during the quarter ended March 31, 2011, a decrease of $6.9 million (12.4%) from $55.8 million for the quarter ended March 31, 2010.

Noninterest income for the quarter ended March 31, 2011 was $1.4 million, an increase of $82 thousand (6.3%) from $1.3 million for the quarter ended March 31, 2010. During the current quarter, fees and service charges totaled $585 thousand, a decrease of $24 thousand (3.9%) from $609 thousand for the quarter ended March 31, 2010. The decrease in fees and service charges is a result of a reduction in fees related to checking accounts. Gains from loan sales totaled $81 thousand for the current quarter, a decrease of $28 thousand (25.7%), compared to $109 thousand for the quarter ended March 31, 2010. The decrease in gains from the sale of loans is the result of decreased customer refinance activity due to fluctuating mortgage rates. Fees from Wealth Management operations totaled $274 thousand for the quarter ended March 31, 2011, a decrease of $7 thousand (2.5%) from $281 thousand for the quarter ended March 31, 2010. The slight decrease in Wealth Management income was related to a decrease in the collection of guardianship fees. Gains from the sale of securities totaled $263 thousand for the current quarter, a decrease of $26 thousand (9.0%) from $289 thousand for the quarter ended March 31, 2010. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $101 thousand for the quarter ended March 31, 2011, an increase of $1 thousand (1.0%) from $100 thousand for the quarter ended March 31, 2010.  For the quarter ended March 31, 2011, a gain of $59 thousand on foreclosed real estate was realized, compared to a $22 thousand gain for the quarter ended March 31, 2010. No other-than-temporary impairment of securities was required for the first quarter of 2011. During the current quarter, other noninterest income totaled $20 thousand compared to $4 thousand for the quarter ended March 31, 2010. The increase is primarily the result of several foreclosed real estate properties that are currently rented.

Noninterest expense for the quarter ended March 31, 2011 was $4.9 million, an increase of $226 thousand (4.8%) from $4.7 million for the three months ended March 31, 2010. During the current quarter, compensation and benefits totaled $2.4 million, a decrease of $44 thousand (1.8%) from $2.44 million for the quarter ended March 31, 2010. Occupancy and equipment expense totaled $848 thousand for the current quarter, an increase of $63 thousand (8.0%) compared to $785 thousand for the quarter ended March 31, 2010. The increase in occupancy and equipment expense is related to the opening of the St. John, Indiana Banking Center in October 2010.  Federal deposit insurance premium expense totaled $373 thousand for the three months ended March 31, 2011, an increase of $142 thousand (61.5%) from $231 thousand for the three months ended March 31, 2010. The increase was the result of higher FDIC assessment rates. Data processing expense totaled $252 thousand for the three months ended March 31, 2011, an increase of $19 thousand (8.2%) from $233 thousand for the three months ended March 31, 2010. Marketing expense related to banking products totaled $141 thousand for the current quarter, an increase of $16 thousand (12.8%) from $125 thousand for the three months ended March 31, 2010. Other expenses related to banking operations totaled $922 thousand for the quarter ended March 31, 2011, an increase of $30 thousand (3.4%) from $892 thousand for the quarter ended March 31, 2010. The Bancorp’s efficiency ratio was 66.6% for the quarter ended March 31, 2011, compared to 62.1% for the three months ended March 31, 2010. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the three months ended March 31, 2011 totaled $173 thousand, compared to $229 thousand for the three months ended March 31, 2010, a decrease of $56 thousand (24.5%). The combined effective federal and state tax rate for the Bancorp was 12.9% for the three months ended March 31, 2011, compared to 14.2% for the three months ended March 31, 2010. The Bancorp’s lower current quarter effective tax rate is a result of the Bank’s lower earnings before taxes and sustained tax reduction strategies.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2010 remain unchanged and are identified in the Bancorp’s 2010 Form 10-K.
.
Forward-Looking Statements
Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2010 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2011, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings
During the fourth quarter of 2010, the Federal Reserve conducted an off-site review of the Bancorp. As of result of that review, on January 28, 2011, the Board of Directors of the Bancorp adopted a resolution whereby the Bancorp agrees to obtain the prior written consent of the Federal Reserve Bank of Chicago prior to the declaration or payment of dividends, the redemption or repurchase of its stock, and any increase in its indebtedness.

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

NORTHWEST INDIANA BANCORP

Date: April 26, 2011	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: April 26, 2011	/s/ Robert T. Lowry

Robert T. Lowry
Senior Vice President, Chief Financial Officer
and Treasurer