Form 10-Q
period 2011-06-30
NORTHWEST INDIANA BANCORP
filed 2011-07-28
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐  Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 2,830,978 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2011.

NorthWest Indiana Bancorp
Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, June 30, 2011 and December 31, 2010	1

	Consolidated Statements of Income, Three and Six Months Ended June 30, 2011 and 2010	2

	Consolidated Statements of Changes in Stockholders' Equity, Three and Six Months Ended June 30, 2011 and 2010	3

	Consolidated Statements of Cash Flows, Six Months Ended June 30, 2011 and 2010	4

	Notes to Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. Other Information		30

SIGNATURES		31

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	June 30,
	2011	December 31,
(Dollars in thousands)	(unaudited)	2010

ASSETS

Cash and non-interest bearing balances in financial institutions	$9,673	$7,427
Interest bearing balances in financial institutions	4,215	90
Federal funds sold	4,077	3,421
Total cash and cash equivalents	17,965	10,938

Securities available-for-sale	161,995	142,055
Securities held-to-maturity	17,431	18,397
Loans held-for-sale	75	422
Loans receivable	406,061	418,233
Less: allowance for loan losses	(8,138)	(9,121)
Net loans receivable	397,923	409,112
Federal Home Loan Bank stock	3,086	3,381
Accrued interest receivable	2,669	2,591
Premises and equipment	18,621	19,293
Foreclosed real estate	1,275	3,298
Cash value of bank owned life insurance	12,653	12,452
Prepaid FDIC insurance premium	1,858	2,425
Other assets	5,733	6,689

Total assets	$641,284	$631,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$53,491	$50,712
Interest bearing	464,757	469,559
Total	518,248	520,271
Repurchase agreements	21,388	16,074
Borrowed funds	29,336	32,544
Accrued expenses and other liabilities	13,154	6,075

Total liabilities	582,126	574,964

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: June 30, 2011 - 2,888,902	361	361
December 31, 2010 - 2,888,902
shares outstanding: June 30, 2011 - 2,830,978
December 31, 2010 - 2,826,796
Additional paid in capital	5,158	5,140
Accumulated other comprehensive income/(loss)	496	(492)
Retained earnings	54,375	52,398
Treasury stock, common shares at cost: June 30, 2011 - 57,924
December 31, 2010 - 62,106	(1,232)	(1,318)

Total stockholders' equity	59,158	56,089

Total liabilities and stockholders' equity	$641,284	$631,053

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans receivable
Real estate loans	$4,317	$5,083	$8,703	$10,238
Commercial loans	874	1,121	1,833	2,153
Consumer loans	11	20	25	45
Total loan interest	5,202	6,224	10,561	12,436

Securities	1,581	1,564	3,101	3,094
Other interest earning assets	5	7	12	13

Total interest income	6,788	7,795	13,674	15,543

Interest expense:
Deposits	674	1,055	1,385	2,255
Repurchase agreements	29	48	57	100
Borrowed funds	153	234	327	504

Total interest expense	856	1,337	1,769	2,859

Net interest income	5,932	6,458	11,905	12,684
Provision for loan losses	955	1,270	2,065	2,505

Net interest income after provision for loan losses	4,977	5,188	9,840	10,179

Noninterest income:
Fees and service charges	637	635	1,221	1,244
Gain on foreclosed real estate, net	728	44	788	65
Wealth management operations	310	253	584	534
Gain on sale of securities, net	237	452	500	742
Increase in cash value of bank owned life insurance	101	104	202	205
Gain on sale of loans held-for-sale, net	29	163	110	272
Other-than-temporary impairment of securities	-	-	-	(11)
Portion of loss recognized in other comprehensive income	-	-	-	(102)
Other	8	4	28	8

Total noninterest income	2,050	1,655	3,433	2,957

Noninterest expense:
Compensation and benefits	2,546	2,458	4,911	4,867
Occupancy and equipment	844	808	1,691	1,593
Federal deposit insurance premiums	265	265	596	496
Data processing	249	231	501	463
Marketing	75	114	216	239
Other	957	1,005	1,922	1,899

Total noninterest expense	4,936	4,881	9,837	9,557

Income before income tax expenses	2,091	1,962	3,436	3,579
Income tax expenses	412	346	585	574

Net income	$1,679	$1,616	$2,851	$3,005

Earnings per common share:
Basic	$0.59	$0.57	$1.01	$1.06
Diluted	$0.59	$0.57	$1.01	$1.06

Dividends declared per common share	$0.15	$0.21	$0.30	$0.42

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2011	2010	2011	2010

Balance at beginning of period	$57,291	$54,319	$56,089	$53,078

Comprehensive income:
Net income	1,679	1,616	2,851	3,005
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	576	919	992	1,315
Amortization of unrecognized gain	(2)	(2)	(4)	(4)
Comprehensive income	2,253	2,533	3,839	4,316

Stock based compensation expense	9	9	18	19

Sale of treasury stock	30	40	61	80

Cash dividends	(425)	(593)	(849)	(1,185)

Balance at end of period	$59,158	$56,308	$59,158	$56,308

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,851	$3,005
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(3,866)	(10,466)
Sale of loans originated for sale	4,286	11,253
Depreciation and amortization, net of accretion	1,076	1,005
Amortization of mortgage servicing rights	75	56
Stock based compensation expense	18	19
Gain on sale of securities, net	(500)	(742)
Gain on sale of loans held-for-sale, net	(110)	(272)
Net losses due to other-than-temporary impairment of securities	-	113
Gain/(loss) on foreclosed real estate, net	(788)	(65)
Provision for loan losses	2,065	2,505
Net change in:
Interest receivable	(78)	130
Other assets	957	995
Cash value of bank owned life insurance	(202)	(205)
Accrued expenses and other liabilities	7,079	5,101
Total adjustments	10,012	9,427
Net cash - operating activities	12,863	12,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	18,679	11,931
Proceeds from sales of securities available-for-sale	10,267	13,962
Purchases of securities available-for-sale	(47,154)	(30,330)
Proceeds from maturities and pay downs of securities held-to-maturity	960	933
Proceeds from sale of Federal Home Loan Bank Stock	296	-
Net change in loans receivable	9,789	10,803
Proceeds from sales of foreclosed real estate	2,146	932
Purchase of premises and equipment, net	(114)	(442)
Net cash - investing activities	(5,131)	7,789

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(2,023)	29,631
Proceeds from FHLB advances	3,000	9,000
Repayment of FHLB advances	(3,000)	(15,000)
Change in other borrowed funds	2,106	(3,757)
Proceeds from sale of treasury stock	61	80
Dividends paid	(849)	(1,185)
Net cash - financing activities	(705)	18,769
Net change in cash and cash equivalents	7,027	38,990
Cash and cash equivalents at beginning of period	10,938	13,222
Cash and cash equivalents at end of period	$17,965	$52,212

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,784	$2,885
Income taxes	$738	$1,010
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$120	$3,442

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation
The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2011 and December 31, 2010, and the consolidated statements of income, changes in stockholders’ equity, for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. The income reported for the six month period ended June 30, 2011 is not necessarily indicative of the results to be expected for the full year.

Note 2 - Use of Estimates
Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of foreclosed real estate, loan servicing rights, investment securities, and the status of contingencies are particularly susceptible to material change in the near term.

Note 3 - Securities
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2011
U.S. government sponsored entities	$8,942	$26	$(16)	$8,952
Collateralized mortgage obligations and residential mortgage-backed securities	110,166	3,146	(55)	113,257
Municipal securities	36,968	1,363	(190)	38,141
Collateralized debt obligations	5,215	-	(3,570)	1,645
Total securities available-for-sale	$161,291	$4,535	$(3,831)	$161,995

December 31, 2010
U.S. government sponsored entities	$4,172	$-	$(3)	$4,169
Collateralized mortgage obligations and residential mortgage-backed securities	94,930	2,372	(160)	97,142
Municipal securities	38,549	1,027	(211)	39,365
Collateralized debt obligations	5,215	-	(3,836)	1,379
Total securities available-for-sale	$142,866	$3,399	$(4,210)	$142,055

The carrying amount (cost basis), unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrecognized	Unrecognized	Fair
	Basis	Gains	Losses	Value
June 30, 2011
Municipal securities	$16,726	$736	$(5)	$17,457
Residential mortgage-backed securities	705	27	-	732
Total securities held-to-maturity	$17,431	$763	$(5)	$18,189

December 31, 2010
Municipal securities	$17,573	$613	$-	$18,186
Residential mortgage-backed securities	824	29	(1)	852
Total securities held-to-maturity	$18,397	$642	$(1)	$19,038

The fair value of debt securities and carrying amount, if different, at June 30, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale		Held-to-maturity
	Estimated			Estimated
	Fair	Tax-Equivalent	Cost	Fair	Tax-Equivalent
	Value	Yield (%)	Basis	Value	Yield (%)
Due in one year or less	$194	7.07	$-	$-	-
Due from one to five years	9,052	2.81	1,875	1,948	6.34
Due from five years to ten years	11,371	5.27	11,142	11,710	6.05
Due over ten years	28,121	5.89	3,709	3,799	6.09
Collateralized mortgage obligations and residential mortgage-backed securities	113,257	3.72	705	732	4.55
Total	$161,995	4.16	$17,431	$18,189	6.03

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	June 30,	June 30,
	2011	2010

Proceeds	$10,267	$13,962
Gross gains	509	742
Gross losses	(9)	-

The change in net unrealized gain/(loss) on available-for-sale securities included in other comprehensive income is as follows:

(Dollars in thousands)
Unrealized
gain/(loss)
Beginning balance, December 31, 2010	$(561)
Current period change	992
Ending balance, June 30, 2011	$431

Securities with carrying values of $71,326,000 and $24,484,000 were pledged as of June 30, 2011 and December 31, 2010, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law. The increase in pledged securities was the result of new pledging requirements for Indiana public funds deposits.

Securities with unrealized losses at June 30, 2011 and December 31, 2010 not recognized in income are as follows:
	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
U.S. government sponsored entities	$1,288	$(16)	$-	$-	$1,288	$(16)
Collateralized mortgage obligations and residential mortgage-backed securities	7,663	(55)	-	-	7,663	(55)
Municipal securities	5,890	(195)	-	-	5,890	(195)
Collateralized debt obligations	195	-	1,645	(3,570)	1,840	(3,570)
Total temporarily impaired	$15,036	$(266)	$1,645	$(3,570)	$16,681	$(3,836)
Number of securities		20		4		24

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
U.S. government sponsored entities	$2,513	$(3)	$-	$-	$2,513	$(3)
Collateralized mortgage obligations and residential mortgage-backed securities	13,767	(161)	-	-	13,767	(161)
Municipal securities	7,496	(194)	398	(17)	7,894	(211)
Collateralized debt obligations	-	-	1,379	(3,836)	1,379	(3,836)
Total temporarily impaired	$23,776	$(358)	$1,777	$(3,853)	$25,553	$(4,211)
Number of securities		27		5		32

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality or have undisrupted cash flows. Management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates and volatility in securities. The fair value is expected to recover as the securities approach maturity.

Note 4 - Loans Receivable

	(Dollars in thousands)
	June 30, 2011	December 31, 2010
Loans secured by real estate:
Construction and land development	$30,141	$46,371
Residential, including home equity	149,552	153,150
Commercial real estate and other dwelling	153,249	146,111
Total loans secured by real estate	332,942	345,632
Consumer loans	594	765
Commercial business	63,027	61,837
Government and other	9,881	10,380
Subtotal	406,444	418,614
Less:
Net deferred loan origination fees	(249)	(273)
Undisbursed loan funds	(134)	(108)
Loans receivable	$406,061	$418,233

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2011:

			Commercial Real
			Estate,
			Construction &
	Residential Real		Land	Commercial
	Estate, Including		Development, and	Participations	Commercial
(Dollars in thousands)	Home Equity	Consumer Loans	Other Dwellings	Purchased	Business Loans	Government	Total
For the six months ending June 30, 2011
Allowance for loan losses:
Beginning Balance	$994	$30	$2,773	$4,704	$620	$-	9,121
Charge-offs	(235)	(4)	(567)	(2,417)	(111)	-	(3,334)
Recoveries	102	10	174	-	-	-	286
Provisions	245	(18)	682	950	206	-	2,065
Ending Balance	$1,106	$18	$3,062	$3,237	$715	$-	$8,138

The Bancorp's allowance for loan losses impairment evaluation, by loan segment, at June 30, 2011:

Ending balance: individually evaluated for impairment	$-	$-	$932	$494	$130	$-	$1,556

Ending balance: collectively evaluated for impairment	$1,106	$18	$2,130	$2,743	$585	$-	$6,582

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FINANCING RECEIVABLES Ending balance	$149,248	$591	$158,348	$25,043	$62,950	$9,881	$406,061

Ending balance: individually evaluated for impairment	$55	$-	$9,887	$11,887	$392	$-	$22,221

Ending balance: collectively evaluated for impairment	$149,193	$591	$148,461	$13,156	$62,558	$9,881	$383,840

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

The Bancorp's allowance for loan losses impairment evaluation, by loan segment, at December 31, 2010:

Ending balance: individually evaluated for impairment	$1	$-	$875	$1,897	$21	$-	$2,794

Ending balance: collectively evaluated for impairment	$993	$30	$1,898	$2,807	$599	$-	$6,327

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FINANCING RECEIVABLES Ending balance	$152,881	$874	$163,616	$28,866	$61,726	$10,270	$418,233

Ending balance: individually evaluated for impairment	$64	$-	$10,974	$14,493	$482	$-	$26,013

Ending balance: collectively evaluated for impairment	$152,817	$874	$152,642	$14,373	$61,244	$10,270	$392,220

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

The Bancorp's credit quality indicators by loan segment are summarized below at June 30, 2011 and December 31, 2010:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction
	& Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Government
Loan Grades	2011	2010	2011	2010	2011	2010	2011	2010
2 Modest risk	$28	$31	$-	$-	$4,460	$4,724	$-	$-
3 Acceptable risk	80,384	63,330	1,431	1,473	34,705	30,549	9,881	10,270
4 Pass/monitor	57,485	78,758	5,971	6,482	19,381	21,131	-	-
5 Special mention (watch)	10,298	9,817	5,754	6,419	2,956	2,517	-	-
6 Substandard	10,153	11,680	11,887	14,492	1,448	2,805	-	-
7 Doubtful	-	-	-	-	-	-	-	-
Total	$158,348	$163,616	$25,043	$28,866	$62,950	$61,726	$9,881	$10,270

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate,
	Including Home Equity		Consumer Loans
	2011	2010	2011	2010
Performing	$146,220	$149,892	$591	$871
Nonperforming	3,028	2,989	-	3
Total	$149,248	$152,881	$591	$874

The Bancorp's impaired loans are summarized below:

				For the six months ended
	As of June 30, 2011			June 30, 2011
				Average	Interest
(Dollars in thousands)	Recorded	Unpaid Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$55	$55	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	437	813	-	746	12
Commercial participations purchased	4,249	10,566	-	3,473	128
Commercial business loans	-	-	-	177	-
With an allowance recorded:
Residential real estate, including home equity...	-	-	-	-	-
Commercial real estate, construction & land development, and other dwellings	9,450	9,722	932	9,685	358
Commercial participations purchased	7,638	9,180	494	9,718	216
Commercial business loans	392	417	130	260	9
Total:
Residential real estate, including home equity...	$55	$55	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	$9,887	$10,535	$932	$10,431	$370
Commercial participations purchased	$11,887	$19,746	$494	$13,191	$344
Commercial business loans	$392	$417	$130	$437	$9

	As of December 31, 2010
(Dollars in thousands)	Recorded	Unpaid principal	Related
	investment	balance	allowance
With no related allowance recorded:
Residential real estate, including home equity	$64	$103	$-
Commercial real estate, construction & land development, and other dwellings	1,054	1,345	-
Commercial participations purchased	2,696	8,140	-
Commercial business loans	354	354	-
With an allowance recorded:
Residential real estate, including home equity	-	-	1
Commercial real estate, construction & land development, and other dwellings	9,920	10,361	875
Commercial participations purchased	11,797	11,797	1,897
Commercial business loans	128	128	21
Total:
Residential real estate, including home equity	$64	$103	$1
Commercial real estate, construction & land development, and other dwellings	$10,974	$11,706	$875
Commercial participations purchased	$14,493	$19,937	$1,897
Commercial business loans	$482	$482	$21

The Bancorp's age analysis of past due financing receivables are summarized below:

		(Dollars in thousands)
							Recorded
							Investments
						Total	Greater than
	30-59 Days Past	60-89 Days Past	Greater Than 90			Financing	90 Days and
	Due	Due	Days	Total Past Due	Current	Receivables	Accruing
June 30, 2011
Residential real estate, including home equity	$3,498	$1,580	$2,857	$7,935	$141,313	$149,248	$364
Consumer loans	-	-	-	-	591	591	-
Commercial real estate, construction & land development, and other dwellings	347	26	2,010	2,383	155,965	158,348	-
Commercial participations purchased	-	-	11,887	11,887	13,155	25,042	-
Commercial business loans	292	143	-	435	62,515	62,950	-
Government	-	-	-	-	9,881	9,881	-
Total	$4,137	$1,749	$16,754	$22,640	$383,420	$406,060	$364

December 31, 2010
Residential real estate, including home equity	$5,832	$2,423	$2,859	$11,114	$141,767	$152,881	$145
Consumer loans	29	-	3	32	842	874	3
Commercial real estate, construction & land development, and other dwellings	410	2,573	3,747	6,730	156,886	163,616	-
Commercial participations purchased	-	-	14,492	14,492	14,374	28,866	-
Commercial business loans	408	18	354	$780	60,946	61,726	-
Government	-	-	-	-	10,270	10,270	-
Total	$6,679	$5,014	$21,455	$33,148	$385,085	$418,233	$148

The Bancorp's financing receivables on nonaccrual status are summarized below:

	(Dollars in thousands)
	June 30,	December 31,
	2011	2010
Residential real estate, including home equity	$2,664	$2,843
Consumer loans	-	-
Commercial real estate, construction & land development, and other dwellings	5,069	6,150
Commercial participations purchased	11,887	14,492
Commercial business loans	391	482
Government	-	-
Total	$20,011	$23,967

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:
	(Dollars in thousands)
	June 30,	December 31,
	2011	2010
Residential real estate	$587	$931
Commercial real estate and other dwelling	552	563
Construction and land development	136	1,804
Total	$1,275	$3,298

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

Note 7 - Earnings Per Share
Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding.  A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2011 and 2010 are as follows:

(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per common share:
Net income as reported	$1,679	$1,616	$2,851	$3,005
Weighted average common shares outstanding:	2,830,978	2,823,008	2,829,983	2,821,931
Basic earnings per common share:	$0.59	$0.57	$1.01	$1.06
Diluted earnings per common share:
Net income as reported	$1,679	$1,616	$2,851	$3,005
Weighted average common shares outstanding:	2,830,978	2,823,008	2,829,983	2,821,931
Add: Dilutive effect of assumed stock option exercises:	-	-	-	-
Weighted average common and dilutive potential common shares outstanding:	2,830,978	2,823,008	2,829,983	2,821,931
Diluted earnings per common share:	$0.59	$0.57	$1.01	$1.06

Note 8 - Stock Based Compensation
The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock. As required by the Compensation – Stock Compensation Topic, companies are required to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the six months ended June 30, 2011, stock based compensation expense of $18 thousand was recorded, compared to $19 thousand for the six months ended June 30, 2010. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $15 thousand in 2010 and $16 thousand in 2011.

There were no shares of restricted stock granted during the first six months of 2011, compared to 300 shares granted during the first six months of 2010.

A summary of option activity under the Bancorp’s incentive stock option plan for the six months ended June 30, 2011 follows:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2011	49,247	$24.27
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(8,747)	$19.50
Outstanding at June 30, 2011	40,500	$25.30	1.6	-
Exercisable at June 30, 2011	39,500	$25.22	1.5	-

Note 9 - Adoption of New Accounting Standards
Update Number 2010-20 – Receivables (Topic 310): Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This accounting standard update expands the disclosures about credit quality of financing receivables and allowance for credit losses. The accounting standard update has required the Bancorp to expand disclosures about the credit quality of loans and the related reserves against them. The objective of this accounting standard update is to assist the users of the financial statements in evaluating the nature of the credit risk inherent in the Bancorp’s loans receivable portfolio, how risk is analyzed to determine the allowance for loan losses, and reasons for changes in the allowance for loan losses. These disclosures are effective for fiscal years ending after December 15, 2010. The Bancorp adopted this update on December 31, 2010 and the required disclosures are included in Note 4. Adoption of this accounting standard update has not changed the methodology used to determine the allowance for loan losses.

Update Number 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update to Receivables (Topic 310) explains the guidance for a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. This accounting standard update clarifies, when evaluating a restructuring as a troubled debt restructuring, whether a creditor has granted a concession to a debtor and whether the debtor is experiencing financial difficulties. The objective of this amendment is to promote greater consistency in the application of U.S. GAAP for debt restructurings from the creditor’s perspective. The effective date of this accounting standard update is for the first interim period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the current year.

Update Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This accounting standard update was issued to increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. generally accepted accounting principles (GAAP) and international financial reporting standards. Current U.S. GAAP allows the Bancorp to present other comprehensive income as part of the statement of changes in stockholders’ equity. This accounting standard update eliminates that option and requires consecutive presentation of statement of net income and the statement of other comprehensive income. The effective date for this accounting standard update is for reporting periods beginning after December 15, 2011 and will be applied retrospectively.

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

For the period ended June 30, 2011, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, bank call reports filed with the FDIC and thrift financial reports provided by the Office of Thrift Supervision. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had other-than-temporary impairment in the amount of $264 thousand, as of June 30, 2011.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:
(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2010	$264
Additions not previously recognized	-
Ending balance, June 30, 2011	$264

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of June 30, 2011:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	Caaa3	Ca	CCC-	Ca
Book value	1,256,972	1,296,077	1,309,886	1,351,903
Fair value	338,665	189,858	754,500	361,661
Unrealized gains/(losses)	(918,306)	(1,106,219)	(555,386)	(990,242)
Lowest credit rating assigned	Caa3	C	CCC-	C
Number of performing banks	47	26	50	41
Number of performing insurance companies	13	7	11	n/a
Number of issuers in default	15	8	0	1
Number of issuers in deferral	18	8	15	14
Defaults & deferrals as a % of performing collateral	52.22%	39.16%	24.56%	40.85%
Subordination:
As a % of performing collateral	-16.34%	-23.05%	28.41%	-2.22%
As a % of performing collateral - adjusted for projected future defaults	-21.06%	-28.31%	25.04%	-6.04%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	1.90%	1.70%	1.90%	1.80%
Year 2 - issuer average	1.00%	1.20%	1.30%	0.90%
Year 3 - issuer average	1.00%	1.20%	1.30%	0.90%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	41,100	132,000	29,250	61,950

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.
(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At June 30, 2011, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At June 30, 2011, three of the trust preferred securities with a cost basis of $3.9 million have been placed in “payment in kind” status.  The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2011. Assets and liabilities measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2011 Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale debt securities
U.S. government sponsored entities	$8,952	$-	$8,952	$-
Collateralized mortgage obligations and residential mortgage-backed securities	113,257	-	113,257	-
Municipal securities	38,141	-	38,141	-
Collateralized debt obligations	1,645	-	-	1,645
Total securities available-for-sale	$161,995	$-	$160,350	$1,645

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale debt securities
U.S. government sponsored entities	$4,169	$-	$4,169	$-
Collateralized mortgage obligations and residential mortgage-backed securities	97,142	-	97,142	-
Municipal securities	39,365	-	39,365	-
Collateralized debt obligations	1,379	-	-	1,379
Total securities available-for-sale	$142,055	$-	$140,676	$1,379

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data are presented in the following table:
(Dollars in thousands)	Fair Value Measurements at June 30, 2011 Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Collateralized Debt Obligations
Beginning balance, December 31, 2010	$1,379
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	-
Included in other comprehensive income	266
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, June 30, 2011	$1,645

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2011 Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$20,665	$-	$-	$20,665
Foreclosed real estate	1,219	-	-	1,219

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$23,219	$-	$-	$23,219
Foreclosed real estate	2,920	-	-	2,920

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The unpaid principal balance of impaired loans was $22.2 million and the related specific reserves totaled $1.5 million, resulting in a fair value of impaired loans totaling $20.7 million, at June 30, 2011. The unpaid principal balance of impaired loans was $26.0 million and the related specific reserves totaled $2.8 million, resulting in a fair value of impaired loans totaling $23.2 million, at December 31, 2010. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals.

The following table shows fair values and the related carrying values of financial instruments as of the dates indicated. Items that are not financial instruments are not included.
	(Dollars in thousands)
	June 30, 2011
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$17,965	$17,965
Securities available-for-sale	161,995	161,995
Securities held-to-maturity	17,431	18,189
Loans held-for-sale	75	77
Loans receivable, net	397,923	437,585
Federal Home Loan Bank stock	3,086	3,086
Accrued interest receivable	2,669	2,669

Financial liabilities:
Demand and savings deposits	331,675	331,675
Certificates of deposit	186,573	187,157
Repurchase agreements	21,388	18,582
Borrowed funds	29,336	29,993
Accrued interest payable	66	66

	(Dollars in thousands)
	December 31, 2010
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,938	$10,938
Securities available-for-sale	142,055	142,055
Securities held-to-maturity	18,397	19,038
Loans held-for-sale	422	428
Loans receivable, net	409,112	472,307
Federal Home Loan Bank stock	3,381	3,381
Accrued interest receivable	2,591	2,591

Financial liabilities:
Demand and savings deposits	321,825	321,825
Certificates of deposit	198,446	198,799
Repurchase agreements	16,074	15,959
Borrowed funds	32,544	32,983
Accrued interest payable	81	81

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of June 30, 2011 and December 31, 2010. The estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, demand and savings deposits, and accrued interest receivable and payable are considered to approximate carrying book value. The fair value of securities available-for-sale and held-to-maturity are obtained from broker pricing. The estimated fair value for loans is based on estimates of the rate the Bancorp would charge for similar such loans at June 30, 2011 and December 31, 2010, applied for the time period until estimated repayment. For commercial loans, the fair value includes a liquidity adjustment to reflect current market conditions. The estimated fair value for certificates of deposits are based on estimates of the rate the Bancorp would pay on such deposits at June 30, 2011 and December 31, 2010, applied for the time period until maturity. The estimated fair value for repurchase agreements and other borrowed funds is based on current rates for similar financings. The estimated fair value of other financial instruments, and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a bank holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB (“the Bank”), an Indiana savings bank, is a wholly-owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being the holding company for the Bank.

At June 30, 2011, the Bancorp had total assets of $641.3 million, total loans of $406.1 million and total deposits of $518.2 million. Stockholders' equity totaled $59.2 million or 9.23% of total assets, with book value per share at $20.90.  Net income for the quarter ended June 30, 2011, was $1.7 million, or $0.59 earnings per common share for both basic and diluted calculations.  For the quarter ended June 30, 2011, the return on average assets (ROA) was 1.05%, while the return on average stockholders’ equity (ROE) was 11.32%.  For the six months ended June 30, 2011, the Bancorp recorded net income of $2.9 million, or $1.01 earnings per basic and diluted share.  For the six months ended June 30, 2011, the ROA was 0.89%, while the ROE was 9.74%.

Recent Developments
The Current Economic Environment.  We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets.  Economic growth continues to stagnate and national and regional unemployment rates remain at elevated levels not experienced in several decades.  The risks associated with our business remain acute in periods of slow economic growth and high unemployment.  Moreover, financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

Impact of Recent and Future Legislation.  Over the last three years, Congress and the U.S. Department of the Treasury (“Treasury”) have  adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market, including the passage and implementation of the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”).  In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp, will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Board of Governors of the Federal Reserve System (the “FRB”), which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.  Moreover, the Dodd-Frank Act requires public companies like the Bancorp to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders.  However, the SEC has provided a temporary exemption for smaller reporting companies, such as the Bancorp, from the requirement to hold “say-on-pay” votes until the first annual or other shareholder meeting occurring on or after January 21, 2013. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Bancorp in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time.  The Bancorp’s management continues to actively review the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assess its probable impact on the business, financial condition, and results of operations of the Bancorp.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, is uncertain at this time.

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

Financial Condition

During the six months ended June 30, 2011, total assets increased by $10.2 million (1.6%), with interest-earning assets increasing by $10.9 million (1.9%). At June 30, 2011, interest-earning assets totaled $597.0 million compared to $586.0 million at December 31, 2010. Earning assets represented 93.1% of total assets at June 30, 2011, compared to 92.9% at December 31, 2010.

Loans receivable totaled $406.1 million at June 30, 2011, compared to $418.2 million at December 31, 2010. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp’s end-of-period loan balances were as follows:

	June 30,
	2011		December 31,
(Dollars in thousands)	(unaudited)		2010
	Balance	% Loans	Balance	% Loans

Construction and development loans	$30,141	7.4%	$46,371	11.1%
Residential mortgage loans	126,003	31.0%	127,959	30.6%
Multifamily loans	7,933	2.0%	7,605	1.8%
Commercial real estate loans	145,316	35.8%	138,506	33.1%
Consumer loans	23,836	5.9%	25,685	6.1%
Commercial business loans	62,950	15.5%	61,726	14.8%
Government and other loans	9,882	2.4%	10,381	2.5%
Total loans	$406,061	100.0%	$418,233	100.0%

Adjustable rate loans / total loans	$257,395	63.4%	$262,211	62.7%

	June 30,
	2011	December 31,
	(unaudited)	2010

Total loans to total assets	63.3%	66.3%
Total loans to earning assets	68.0%	71.4%
Total loans to total deposits	78.4%	80.4%

The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market. During the six months ended June 30, 2011, the Bancorp sold $4.3 million in fixed rate mortgage loans, compared to $11.3 million during the six months ended June 30, 2010. The decline in loan sales during 2011 is the primarily the result of reduced refinance activity, as well as reduced demand for residential mortgages. Net gains realized from mortgage loan sales totaled $110 thousand for the six months ended June 30, 2011, compared to $272 thousand for the six months ended June 30, 2010. At June 30, 2011, the Bancorp had $75 thousand in loans that were classified as held for sale.

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

Historically, the Bancorp has successfully originated commercial real estate loans within its primary lending area.  However, beginning in the fourth quarter of 2005, in a response to a decrease in local loan demand and in an effort to reduce the potential credit risk associated with geographic concentrations, a strategy was implemented to purchase commercial real estate participation loans outside of the Bancorp’s primary lending area.  The strategy to purchase these commercial real estate participation loans was limited to 10% of the Bancorp’s loan portfolio.  The Bancorp’s management discontinued the strategy during the third quarter of 2007.  As of June 30, 2011, the Bancorp’s commercial real estate participation loan portfolio carried an aggregate balance of $25.0 million.  Of the $25.0 million in commercial real estate participation loans, $7.2 million has been purchased within the Bancorp’s primary lending area and $17.8 million outside of the primary lending area.  At June 30, 2011, $11.9 million, or 47.6%, of the Bancorp’s commercial real estate participation loans have been internally classified as substandard and have been placed on non-accrual status.  Of the $11.9 million in substandard commercial real estate participation loans placed on non-accrual status, $10.3 million are located outside of the Bancorp’s primary lending area.  The discussion in the paragraphs that follow regarding non-performing loans, internally classified loans and impaired loans include loans from the Bancorp’s commercial real estate participation loan portfolio.

For all of its commercial real estate participation loans, consistent with current regulatory guidelines the Bancorp’s management requires that the lead lenders obtain external appraisals to determine the fair value of the underlying collateral for any collateral dependent loans.  The Bancorp’s management requires current external appraisals when entering into a new lending relationship or when events have occurred that materially change the assumptions in the existing appraisal.  The lead lenders receive external appraisals from qualified appraisal firms that have expertise in valuing commercial properties and are able to comply with the required scope of the engagement.  After the lead lender receives the external appraisal and performs its compliance review, the appraisal is forwarded to the Bancorp for review.  The Bancorp’s management validates the external appraisal by conducting an internal in-house review by personnel with expertise in commercial real estate developments.  If additional expertise is needed, an independent review appraiser is hired to assist in the evaluation of the appraisal.  The Bancorp is not aware of any significant time lapses during this process.  Periodically, the Bancorp’s management may make adjustments to the external appraisal assumptions if additional known quantifiable data becomes available that materially impacts the value of a project.  Examples of adjustments that may occur are changes in property tax assumptions or changes in capitalization rates.  The Bancorp’s management relies on up-to-date external appraisals to determine the current value of its impaired commercial real estate participation loans.  These values are appropriately adjusted to reflect changes in market value and, when necessary, are the basis for establishing the appropriate allowance for loan losses (ALL).  If an updated external appraisal for a commercial real estate participation loan is received after the balance sheet date, but before the annual or quarterly financial statements are issued, material changes in appraised values are “pushed back” in the yet to be issued financial statements in order that appropriate loan loss provision is recorded for the current reporting period.  The Bancorp’s management consistently records loan charge-offs based on the fair value or income approach of the collateral as presented in the current external appraisal.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status.  Non-performing loans totaled $20.4 million at June 30, 2011, compared to $24.1 million at December 31, 2010, a decrease of $3.7 million or 15.4%.  The decrease is related to loan pay downs, upgrades and charge-offs during the first six months of 2011.  The current level of non-performing loans is concentrated with the five previously mentioned commercial real estate participation loans in the aggregate of $11.9 million.  As previously reported, one commercial real estate participation loan is a condominium construction project in Orlando, Florida, with a current balance of $1.5 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the project’s collateral, less estimated selling costs.  The second commercial real estate participation loan is an end loan for a hotel located in Dundee, Michigan, with a current balance of $1.1 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the hotel, less estimated selling costs.  The third commercial real estate participation loan is an end loan for a hotel located in Fort Worth, Texas, with a balance of $4.9 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the hotel, less estimated selling costs.  The fourth commercial real estate participation loan is a hotel construction project located in Clearwater, Florida, with a balance of $2.8 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the project, less estimated selling costs.  The fifth commercial real estate participation loan is a land development project located in Crown Point, Indiana, with a balance of $1.6 million, which is classified as substandard.  The carrying value of this loan is based on the current fair value of the project, less estimated selling costs.  For these commercial real estate participation loans, to the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required.

The ratio of non-performing loans to total loans was 5.02% at June 30, 2011, compared to 5.77% at December 31, 2010.  The ratio of non-performing loans to total assets was 3.17% at June 30, 2011, compared to 3.82% at December 31, 2010.  The June 30, 2011, non-performing loan balances include $20.0 million in loans accounted for on a non-accrual basis and $364 thousand in accruing loans, which were contractually past due 90 days or more.  Loans, internally classified as substandard, totaled $26.9 million at June 30, 2011, compared to $32.7 million at December 31, 2010 a decrease of $5.8 million or 17.7%.  The current level of substandard loans includes the previously mentioned five non-accruing commercial real estate participation loans and one accruing commercial real estate hotel loan in the amount of $5.0 million.  Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms.  No loans were internally classified as doubtful or loss at June 30, 2011 or December 31, 2010.  In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans.  Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified.  Watch loans totaled $24.2 million at June 30, 2011, compared to $24.3 million at December 31, 2010.

A loan is considered impaired when, based on current information and events it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  At June 30, 2011, impaired loans totaled $22.2 million, compared to $25.2 million at March 31, 2011 and $26.0 million at December 31, 2010.  The June 30, 2011, impaired loan balances consist of twenty-four commercial real estate and commercial business loans that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses.  The June 30, 2011 ALL contained $1.6 million in specific allowances for collateral deficiencies, compared to $4.0 million at March 31, 2011 and $2.8 million at December 31, 2010.  The decrease in specific allowances for the three and six months ended June 30, 2011 is a result of recognizing charge-offs for loans with decreased market valuations.  During the second quarter of 2011, one additional commercial real estate loan totaling $265 thousand and four additional commercial business loans totaling $284 thousand were newly classified as impaired.  Management’s current estimates indicate a $159 thousand collateral deficiency for these loans.  In addition, during the second quarter of 2011, four loans totaling $969 thousand were removed from impaired status, as a result of loan payoffs and partial charge-offs.  As of June 30, 2011, all loans classified as impaired were also included in the previously discussed substandard loan balances.  There were no other loans considered to be impaired loans as of June 30, 2011.  Typically, management does not individually classify smaller-balance homogeneous loans, such as mortgage or consumer loans, as impaired.

At June 30, 2011, the Bancorp classified six loans totaling $13.9 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates.  The troubled debt restructurings are comprised of one commercial real estate participation hotel loan in the amount of $1.1 million, for which a significant deferral of principal repayment was granted.  The second troubled debt restructuring is for a commercial real estate participation hotel loan in the amount of $4.9 million, for which a significant deferral of principal repayment and extension in maturity was granted.  The third is for a commercial real estate hotel loan in the amount of $5.0 million for which a significant deferral of principal repayment was granted.  This loan is on accrual status and classified as impaired.  The fourth is a commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted.  This loan is on nonaccrual status and classified as impaired.  In addition, two commercial real estate troubled debt restructurings in the total amount of $544 thousand are currently in bankruptcy proceedings, for which a significant deferral of principal and interest repayment was granted by the Bank as required by the bankruptcy plan.  All of the loans classified as troubled debt restructurings are currently on nonaccrual status and classified as impaired except for one loan, which is on accrual status.  The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, than the fair value of the collateral securing the loan is the basis for valuation.

At June 30, 2011, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure.  Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For three months ended June 30, 2011, $955 thousand in provisions to the ALL were required, compared to $1.3 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, $2.1 million in provisions to the ALL were required, compared to $2.5 million the six months ended June 30, 2010.  The current year ALL provisions were related to the elevated credit risk in the commercial real estate participation and commercial real estate loan portfolios.  For the three months ended June 30, 2011, charge-offs, net of recoveries, totaled $2.5 million, compared to $1.3 million for the three months ended June 30, 2010.  For the six months ended June 30, 2011, charge-offs, net of recoveries, totaled $3.0 million, compared to $1.6 million for the six months ended June 30, 2010.  The 2011 net loan charge-offs were comprised primarily of commercial real estate participation, commercial real estate and residential real estate charge-offs.  The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions.  In determining the provision for loan losses for the current period, management has given consideration to increased risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 2.00% at June 30, 2011, compared to 2.18% at December 31, 2010.  The decrease in ALL to total loans was a result of charge-offs related to loans with identified market valuation declines in the loan portfolio.  The ALL to non-performing loans (coverage ratio) was 39.9% at June 30, 2011, compared to 37.8% at December 31, 2010.  The June 30, 2011 balance in the ALL account of $8.1 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions.  While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur.  The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss.  Management has allocated reserves to both performing and non-performing loans based on current information available.

At June 30, 2011, foreclosed real estate totaled $1.3 million, which was comprised of eleven properties, compared to $3.3 million and eighteen properties at December 31, 2010.  At the end of June 2011 all of the Bancorp’s foreclosed real estate is located within its primary market area. The decrease in foreclosed real estate is a result of management’s effort for timely disposition of foreclosed properties. During the second quarter of 2011, the previously reported commercial real estate condominium participation located in Chicago, Illinois was sold.  At the time of sale, the property carried a balance of $1.1 million and a gain of $30 thousand was recognized on the sale.

During the first quarter of 2008, the Bancorp’s management filed a lawsuit against the lead lender of a commercial real estate participation loan made in connection with a development project located in Ann Arbor, Michigan.  The lawsuit was filed to pursue, among other things, alleged material violations of the participation agreement and the underlying loan documentation.  During the second quarter of 2011, the lawsuit was settled resulting in a favorable outcome to the Bancorp.  As a result of the settlement, the Bancorp received benefit to income in the amount of $741 thousand during the second quarter of 2011.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio totaled $179.4 million at June 30, 2011, compared to $160.5 million at December 31, 2010, an increase of $19.0 million (11.8%). The increase in securities is a result of investing excess liquidity in the securities portfolio. At June 30, 2011, the securities portfolio represented 30.1% of interest-earning assets and 28.0% of total assets compared to 27.4% of interest-earning assets and 25.4% of total assets at December 31, 2010. The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30,
	2011		December 31,
(Dollars in thousands)	(unaudited)		2010
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$8,952	5.0%	$4,169	2.6%
Collateralized Mortgage Obligations and
residential mortgage-backed securities	113,963	63.5%	97,966	61.0%
Municipal securities	54,867	30.6%	56,938	35.5%
Collateralized debt obligations	1,645	0.9%	1,379	0.9%
Total securities	$179,427	100.0%	$160,452	100.0%

Available-for-sale securities / total securities	$161,995	90.3%	$142,055	88.5%

	June 30,
	2011	December 31,	YTD
(Dollars in thousands)	(unaudited)	2010	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$4,215	$90	$4,125	4583.3%
Fed funds sold	4,077	3,421	656	19.2%
Federal Home Loan Bank stock	3,086	3,381	(295)	-8.7%

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	June 30,
	2011	December 31,	YTD
(Dollars in thousands)	(unaudited)	2010	Change
	Balance	Balance	$	%

Checking	$144,847	$141,696	$3,151	2.2%
Savings	69,228	65,146	4,082	6.3%
Money market	117,598	114,983	2,615	2.3%
Certificates of deposit	186,575	198,446	(11,871)	-6.0%
Total deposits	$518,248	$520,271	$(2,023)	-0.4%

The increase in checking, savings, and money market balances, and the decrease in certificates of deposit, is the result of current customer preferences for short-term, liquid investment alternatives.
The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	June 30,
	2011	December 31,	YTD
(Dollars in thousands)	(unaudited)	2010	Change
	Balance	Balance	$	%

Repurchase agreements	$21,388	$16,074	$5,314	33.1%
Borrowed funds	29,336	32,544	(3,208)	-9.9%
Total borrowed funds	$50,724	$48,618	$2,106	4.3%

Repurchase agreements increased as a result of growth in the Bancorp’s business sweep accounts. The decrease in borrowed funds was a result of utilizing excess liquidity to reduce debt.

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

During the six months ended June 30, 2011, cash and cash equivalents increased by $7.0 million compared to a $39.0 million increase for the six months ended June 30, 2010. The primary sources of cash were proceeds from sales of foreclosed real estate, pay downs of securities, and loan repayments. The primary uses of cash were the purchase of securities, loan originations, the payment of common stock dividends, and funds for deposit withdrawals. Cash provided by operating activities totaled $12.9 million for the six months ended June 30, 2011, compared to $12.4 million for the six month period ended June 30, 2010. The increase in cash from operating activities was primarily a result of an increase in other liabilities due to the clearing of customer ACH transactions. Cash outflows from investing activities totaled $5.1 million for the current period, compared to cash inflows of $7.8 million for the six months ended June 30, 2010. The decrease for the current six months was primarily related to additional securities purchases. Net cash outflows from financing activities totaled $705 thousand during the current period compared to net cash inflows of $18.8 million provided for the six months ended June 30, 2010. The change in net cashflows from financing activities was a result of deposit withdrawals and reduced borrowings for the period. The Bancorp paid dividends on common stock of $849 thousand for the six months ended June 30, 2011, compared to $1.2 million for the six months ended June 30, 2010.

At June 30, 2011, outstanding commitments to fund loans totaled $44.9 million. Approximately 59.2% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $7.1 million at June 30, 2011. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2011, stockholders' equity increased by $3.1 million (5.5%). During the six months ended June 30, 2011, stockholders’ equity was increased by net income of $2.9 million and the net change in the valuation of the available-for-sale securities of $992 thousand. Decreasing stockholders’ equity was the declaration of $849 thousand in cash dividends.

The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the FRB, and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the FRB and FDIC regulations provide for a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not expecting or anticipating significant growth. All other financial institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least one to two percent.

The following table shows that, at June 30, 2011, and December 31, 2010, the Bancorp’s capital exceeded all regulatory capital requirements. During the first six months ended June 30,  2011, the Bancorp’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $32.1 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both June 30, 2011 and December 31, 2010. The dollar amounts are in millions.

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$63.2	13.9%	$36.3	8.0%	$45.4	10.0%
Tier 1 capital to risk-weighted assets	$57.5	12.7%	$18.2	4.0%	$27.2	6.0%
Tier 1 capital to adjusted average assets	$57.5	9.0%	$19.2	3.0%	$32.0	5.0%

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$61.5	12.9%	$38.0	8.0%	$47.6	10.0%
Tier 1 capital to risk-weighted assets	$55.5	11.7%	$19.0	4.0%	$28.5	6.0%
Tier 1 capital to adjusted average assets	$55.5	8.5%	$19.5	3.0%	$32.6	5.0%

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

During the second quarter of 2010, the Federal Reserve Bank of Chicago (the Reserve Bank) notified the Bancorp’s management that future shareholder dividend payments would require Reserve Bank permission in accordance with Supervisory Letter 09-4. The Reserve Bank’s requirement to approve future dividend payments was a result of the Bancorp’s $1.4 million net loss recorded during the third quarter of 2009.  During the third quarter of 2010, the FDIC notified the Bancorp’s management that dividend payments from the Bank to the Bancorp would require prior approval from the FDIC.  The FDIC’s requirement to approve future dividend payments from the Bank to the Bancorp was a result of the Bank’s elevated level of substandard assets. Moreover, pursuant to a resolution adopted by the Bank’s Board of Directors at the direction of the Indiana Department of Financial Institutions (DFI) and the FDIC, the Bank must obtain the consent of the DFI and the FDIC prior to any declaration of dividends. On January 28, 2011, the Bancorp’s Board of Directors also adopted a resolution providing that the prior written consent of the Reserve Bank is required for the declaration of dividends by the Bancorp. During June 2011, the Reserve Bank of Chicago, the DFI, and the FDIC approved the second quarter 2011 dividend payments. On June 20, 2011, the Bancorp announced that the Board of Directors of the Bancorp declared a second quarter dividend of $0.15 per share. The Bancorp’s second quarter dividend was paid to shareholders on July 7, 2011. The current dividend policy is reflective of the Bancorp Board’s commitment that the shareholders long term interests are best served through the preservation of capital in the current stressed economic environment.

Results of Operations - Comparison of the Quarter Ended June 30, 2011 to the Quarter Ended June 30, 2010

For the quarter ended June 30, 2011, the Bancorp reported net income of $1.7 million, compared to net income of $1.6 million for the quarter ended June 30, 2010, an increase of $63 thousand (3.9%). For the current quarter the ROA was 1.05%, compared to 0.95% for the quarter ended June 30, 2010. The ROE was 11.32% for the quarter ended June 30, 2011, compared to 11.44% for the quarter ended June 30, 2010.

Net interest income for the three months ended June 30, 2011 was $5.9 million, a decrease of $526 thousand (8.1%), compared to $6.5 million for the quarter ended June 30, 2010. During the current quarter, the Bancorp’s cost of funds continue to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment. The weighted-average yield on interest-earning assets was 4.55% for the three months ended June 30, 2011, compared to 4.91% for the three months ended June 30, 2010. The weighted-average cost of funds for the quarter ended June 30, 2011, was 0.60% compared to 0.86% for the quarter ended June 30, 2010. The impact of the 4.55% return on interest earning assets and the 0.60% cost of funds resulted in an interest rate spread of 3.95% for the current quarter compared to 4.05% for the quarter ended June 30, 2010. During the current quarter, total interest income decreased by $1.0 million (12.9%) while total interest expense decreased by $481 thousand (36.0%). The net interest margin was 3.97% for the three months ended June 30, 2011, compared to 4.07% for the quarter ended June 30, 2010. On a tax equivalent basis, the Bancorp’s net interest margin was 4.21% for the three months ended June 30, 2011, compared to 4.29% for the quarter ended June 30, 2010.  Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended June 30, 2011, interest income from loans decreased by $1.0 million (16.4%), compared to the three months ended June 30, 2010. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio and lower average balances. The weighted-average yield on loans outstanding was 5.10% for the current quarter, compared to 5.40% for the three months ended June 30, 2010. Loan balances averaged $408.2 million for the current quarter, a decrease of $52.4 million (11.4%) from $460.6 million for the three months ended June 30, 2010. During the three months ended June 30, 2011, interest income on securities and other interest bearing balances increased by $15 thousand (1.0%), compared to the quarter ended June 30, 2010. The increase was due to an increase in average balances. The weighted-average yield on securities and other interest bearing balances was 3.36%, for the current quarter, compared to 3.60% for the three months ended June 30, 2010. Securities balances averaged $189.0 million for the current quarter, up $30.5 million (19.2%) from $158.5 million for the three months ended June 30, 2010. The increase in security average balances is a result of consistent investment growth. Other interest bearing balances averaged $14.0 million for the current period, down $2.3 million (14.1%) from $16.3 million for the three months ended June 30, 2010. The increase in other interest bearing balances is a result of additional liquidity primarily generated by deposit growth.

Interest expense on deposits decreased by $381 thousand (36.1%) during the current quarter compared to the three months ended June 30, 2010. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended June 30, 2011 was 0.51%, compared to 0.74%, for the quarter ended June 30, 2010. Total deposit balances averaged $526.4 million for the current quarter, a decrease of $40.7 million (7.2%) from $567.1 million for the quarter ended June 30, 2010. Interest expense on borrowed funds decreased by $81 thousand (34.6%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted average rate paid for borrowing funds. The weighted-average cost of borrowed funds was 1.51% for the current quarter compared to 2.13% for the three months ended June 30, 2010. Borrowed funds averaged $48.3 million during the quarter ended June 30, 2011, a decrease of $4.7 million (8.9%) from $53.0 million for the quarter ended June 30, 2010.

Noninterest income for the quarter ended June 30, 2011 was $2.1 million, an increase of $395 thousand (23.9%) from $1.6 million for the quarter ended June 30, 2010. During the current quarter, fees and service charges totaled $637 thousand, an increase of $2 thousand (0.3%) from $635 thousand for the quarter ended June 30, 2010. Gains from loan sales totaled $29 thousand for the current quarter, a decrease of $134 thousand (82.2%), compared to $163 thousand for the quarter ended June 30, 2010. The decrease in gains from the sale of loans is a result of decreased customer refinance activity to low rate fixed rate mortgages. Fees from Wealth Management operations totaled $310 thousand for the quarter ended June 30, 2011, an increase of $57 thousand (22.5%) from $253 thousand for the quarter ended June 30, 2010. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $237 thousand for the current quarter, a decrease of $215 thousand (47.6%) from $452 thousand for the quarter ended June 30, 2010. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $101 thousand for the quarter ended June 30, 2011, a decrease of $3 thousand (2.9%) compared to the quarter ended June 30, 2010. Gains on foreclosed real estate totaled $728 thousand for the quarter ended June 30, 2011, an increase of $684 thousand (1554.4%) from $44 thousand for the quarter ended June 30, 2010.  The increase is primarily related to the Bancorp’s favorable settlement in its lawsuit against the lead lender of a commercial real estate participation loan. During the current quarter, other noninterest income totaled $8 thousand compared to $4 thousand for the quarter ended June 30, 2010.

Noninterest expense for the quarter ended June 30, 2011 was $4.9 million, an increase of $55 thousand (1.1%) from $4.9 million for the three months ended June 30, 2010. During the current quarter, compensation and benefits totaled $2.5 million, an increase of $88 thousand (3.6%) from $2.5 million for the quarter ended June 30, 2010. Occupancy and equipment totaled $844 thousand for the current quarter, an increase of $36 thousand (4.5%) compared to $808 thousand for the quarter ended June 30, 2010. The increase in compensation and benefits, and occupancy and equipment expense is related to the opening of the Saint John, IN Banking Center in October 2010. Federal deposit insurance premium expense totaled $265 thousand for the three months ended June 30, 2011, no change from the three months ended June 30, 2010. Data processing expense totaled $249 thousand for the three months ended June 30, 2011, an increase of $18 thousand (7.8%) from $231 thousand for the three months ended June 30, 2010. Data processing expense has increased as a result of greater system utilization. Marketing expense related to banking products totaled $75 thousand for the current quarter, a decrease of $39 thousand (34.2%) from $114 thousand for the three months ended June 30, 2010. Other expenses related to banking operations totaled $957 thousand for the quarter ended June 30, 2011, a decrease of $48 thousand (4.8%) from $1.0 million for the quarter ended June 30, 2010. The Bancorp’s efficiency ratio was 61.9% for the quarter ended June 30, 2011, compared to 60.2% for the three months ended June 30, 2010. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the three months ended June 30, 2011 totaled $412 thousand, compared to income tax expense of $346 thousand for the three months ended June 30, 2010, an increase of $66 thousand (19.1%). The combined effective federal and state tax rates for the Bancorp was 19.7% for the three months ended June 30, 2011, compared to 17.6% for the three months ended June 30, 2010. The Bancorp’s higher current quarter effective tax rate is a result of the change in mix of the Bank’s tax preference items.

Results of Operations - Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

For the six months ended June 30, 2011, the Bancorp reported net income of $2.9 million, compared to net income of $3.0 million for the six months ended June 30, 2010, a decrease of $154 thousand (5.1%). For the current six months the ROA was 0.89%, compared to 0.88% for the six months ended June 30, 2010. The ROE was 9.74% for the six months ended June 30, 2011, compared to 10.76% for the six months ended June 30, 2010.

Net interest income for the six months ended June 30, 2011 was $11.9 million, a decrease of $779 thousand (6.1%), compared to $12.7 million for the six months ended June 30, 2010. During the current six months, the Bancorp’s cost of funds continue to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment. The weighted-average yield on interest-earning assets was 4.58% for the six months ended June 30, 2011, compared to 4.92% for the six months ended June 30, 2010. The weighted-average cost of funds for the six months ended June 30, 2011, was 0.61% compared to 0.93% for the six months ended June 30, 2010. The impact of the 4.58% return on interest earning assets and the 0.61% cost of funds resulted in an interest rate spread of 3.97% for the current six months compared to 3.99% for the six months ended June 30, 2010. During the current six months, total interest income decreased by $1.9 million (12.0%) while total interest expense decreased by $1.1 million (38.1%). The net interest margin was 3.99% for the six months ended June 30, 2011, compared to 4.02% for the six months ended June 30, 2010. On a tax equivalent basis, the Bancorp’s net interest margin was 4.22% for the six months ended June 30, 2011, compared to 4.24% for the six months ended June 30, 2010.  Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the six months ended June 30, 2011, interest income from loans decreased by $1.9 million (15.1%), compared to the six months ended June 30, 2010. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio and lower average balances. The weighted-average yield on loans outstanding was 5.11% for the current six months, compared to 5.41% for the six months ended June 30, 2010. Loan balances averaged $413.1 million for the current six months, a decrease of $47.0 million (10.2%) from $460.1 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, interest income on securities and other interest bearing balances increased by $6 thousand (7.5%), compared to the six months ended June 30, 2010. The increase was due to an increase in the weighted average balances. The weighted-average yield on securities and other interest bearing balances was 3.38%, for the current six months, compared to 3.62% for the six months ended June 30, 2010. Securities balances averaged $184.0 million for the current six months, up $30.3 million (19.7%) from $153.7 million for the six months ended June 30, 2010. The increase in security average balances is a result of ongoing, consistent investment growth. Other interest bearing balances averaged $13.5 million for the current period, down $4.3 million (24.2%) from $17.8 million for the six months ended June 30, 2010. The decrease in other interest bearing balances is a result of continued investment in the securities portfolio.

Interest expense on deposits decreased by $870 thousand (38.6%) during the current six months compared to the six months ended June 30, 2010. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the six months ended June 30, 2011 was 0.52%, compared to 0.80%, for the six months ended June 30, 2010. Total deposit balances averaged $528.3 million for the current six months, down $35.3 million (6.3%) from $563.6 million for the six months ended June 30, 2010. Interest expense on borrowed funds decreased by $177 thousand (35.1%) during the current six months due to a decrease in average daily balances and a decrease in the weighted average rate paid for borrowing funds. The weighted-average cost of borrowed funds was 1.58% for the current six months compared to 2.22% for the six months ended June 30, 2010. Borrowed funds averaged $48.6 million during the six months ended June 30, 2011, a decrease of $5.8 million (10.7%) from $54.4 million for the six months ended June 30, 2010.

Noninterest income for the six months ended June 30, 2011 was $3.4 million, an increase of $476 thousand (16.1%) from $3.0 million for the six months ended June 30, 2010. During the current six months, fees and service charges totaled $1.2 million, a decrease of $23 thousand (1.8%) from $1.2 million for the six months ended June 30, 2010. The decrease in fees and service charges is a result of a onetime fee collected in 2010 for the renewal of a letter of credit. Gains from loan sales totaled $110 thousand for the current six months, a decrease of $162 thousand (59.6%), compared to $272 thousand for the six months ended June 30, 2010. The decrease in gains from the sale of loans is a result of decreased customer refinance activity to low rate fixed rate mortgages. Fees from Wealth Management operations totaled $584 thousand for the six months ended June 30, 2011, an increase of $50 thousand (9.4%) from $534 thousand for the six months ended June 30, 2010. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $500 thousand for the current six months, a decrease of $242 thousand (32.6%) from $742 thousand for the six months ended June 30, 2010. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $202 thousand for the six months ended June 30, 2011, a decrease of $3 thousand (1.5%), compared to $205 thousand for the six months ended June 30, 2010. During the first six months of 2010, the Bancorp recognized a $113 thousand other-than-temporary impairment for one of its trust preferred securities. No additional impairments where required during the first six months 2011. Gains on foreclosed real estate totaled $788 thousand for the six months ended June 30, 2011, an increase of $723 thousand (1112.3%) from $65 thousand for the six months ended June 30, 2010.  The increase is primarily related to the Bancorp’s favorable settlement in its lawsuit against the lead lender of a commercial real estate participation loan. Other noninterest income totaled $28 thousand for the six months ended June 30, 2011 and $8 thousand for the six months ended June 30, 2010.

Noninterest expense for the six months ended June 30, 2011 was $9.8 million, an increase of $280 thousand (2.9%) from $9.6 million for the six months ended June 30, 2010. During the current six months, compensation and benefits totaled $4.91 million, an increase of $44 thousand (0.9%) from $4.87 million for the six months ended June 30, 2010. Occupancy and equipment totaled $1.7 million for the current six months, an increase of $98 thousand (6.2%) compared to $1.6 million for the six months ended June 30, 2010. The increase in compensation and benefits, and occupancy and equipment expense is related to the opening of the Saint John, IN Banking Center in October 2010. Federal deposit insurance premium expense totaled $596 thousand for the six months ended June 30, 2011, an increase of $100 thousand (20.2%) from $496 thousand for the six months ended June 30, 2010. Data processing expense totaled $501 thousand for the six months ended June 30, 2011, an increase of $38 thousand (8.2%) from $463 thousand for the six months ended June 30, 2010. Data processing expense has increased as a result of greater system utilization. Marketing expense related to banking products totaled $216 thousand for the current six months, a decrease of $23 thousand (9.6%) from $239 thousand for the six months ended June 30, 2010. Other expenses related to banking operations totaled $1.9 million for the six months ended June 30, 2011, an increase of $23 thousand (1.2%) from $1.9 million for the six months ended June 30, 2010. The Bancorp’s efficiency ratio was 64.1% for the six months ended June 30, 2011, compared to 61.1% for the six months ended June 30, 2010.

Income tax expenses for the six months ended June 30, 2011 totaled $585 thousand, compared to income tax expense of $574 thousand for the six months ended June 30, 2010, an increase of $11 thousand (1.9%). The combined effective federal and state tax rates for the Bancorp was 17.0% for the six months ended June 30, 2011, compared to 16.0% for the six months ended June 30, 2010. The Bancorp’s higher current quarter effective tax rate is a result of the change in mix of the Bank’s tax preference items.

Critical Accounting Policies
Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2010 remain unchanged.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.

Item 4.  Controls and Procedures
(a)      Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2011, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.        Legal Proceedings
On April 27, 2011, Patrick Finn and Lighthouse Management Group, Inc., as Receiver for First United Funding, LLC and Corey N. Johnston (the “Plaintiffs”), filed suit against the Bank and 34 other banks in the First Judicial District Court, Dakota County, Minnesota.  The case is entitled Patrick Finn and Lighthouse Management Group, Inc., as Receiver for First United Funding, LLC and Corey N. Johnston v. Alliant Bank, et al., Court File No. 19HA-CV011-2212.  The Receiver’s complaint is related to and arises from a separate criminal action against Mr. Johnston in which he pled guilty to bank fraud and filing a false income tax return.  In this regard, the complaint states that Mr. Johnston admitted he used First United Funding, LLC (“FUF”) to defraud banks by overselling loan participation interests.  The Bank is alleged as a possible recipient of fraudulent transfers from FUF or Mr. Johnston in connection with the Bank’s purchase of $10 million in participation interests in two FUF loans.  The Plaintiffs seek avoidance of the alleged fraudulent transfers, judgment against the defendants in the amount of their profits which amounts to interest payments and fees, costs and attorneys’ fees, and other unspecified relief to be determined by the court.  The amount of interest payments and fees the Plaintiffs allege they are entitled to recover from the Bank in this action is approximately $1.94 million.  The Bank filed a motion to dismiss on May 26, 2011, and the Plaintiffs’ response is due on July 29, 2011.  The Bank has retained outside counsel and intends to vigorously defend itself in this case.

On May 3, 2011, in a related action the Plaintiffs also filed suit against the Bank and Centier Bank in the U.S. District Court for the Northern District of Indiana, containing substantially the same allegations and request for relief as set forth in the Minnesota state court action described above.  This case is entitled Patrick Finn and Lighthouse Management Group, Inc., as Receiver for First United Funding, LLC and Corey N. Johnston v. Centier Bank and Peoples Bank SB, Case Number 2:11-cv-00159.  The Bank filed its answer in this action on May 24, 2011 and motion for partial summary judgment on June 7, 2011, which is still pending at this time.  The Bank intends to vigorously defend itself in this case.

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

101
The following materials from the Bancorp’s Form 10-Q for the quarterly period ended June 30, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: July 28, 2011	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: July 28, 2011	/s/ Robert T. Lowry

Robert T. Lowry
Executive Vice President, Chief Financial Officer
and Treasurer