Form 10-Q
period 2011-09-30
NORTHWEST INDIANA BANCORP
filed 2011-10-27
CIK 919864

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒
                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 2,833,204 shares of the registrant’s Common Stock, without par value, outstanding at September 30, 2011.

NorthWest Indiana Bancorp
Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, September 30, 2011 and December 31, 2010	1

	Consolidated Statements of Income, Three and Nine Months Ended September 30, 2011 and 2010	2

	Consolidated Statements of Changes in Stockholders' Equity, Three and Nine Months ended September 30, 2011 and 2010	3

	Consolidated Statements of Cash Flows, Nine Months ended September 30, 2011 and 2010	4

	Notes to Consolidated Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. Other Information		34-35

SIGNATURES		36

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer		37
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer		38
32.1 Section 1350 Certifications		39
101 XBRL Interactive Data File

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	September 30,
	2011	December 31,
(Dollars in thousands)	(unaudited)	2010

ASSETS

Cash and non-interest bearing balances in financial institutions	$10,749	$7,427
Interest bearing balances in financial institutions	5,207	90
Federal funds sold	7,358	3,421
Total cash and cash equivalents	23,314	10,938

Securities available-for-sale	184,391	142,055
Securities held-to-maturity	-	18,397
Loans held-for-sale	414	422
Loans receivable	407,095	418,233
Less: allowance for loan losses	(8,362)	(9,121)
Net loans receivable	398,733	409,112
Federal Home Loan Bank stock	3,086	3,381
Accrued interest receivable	2,325	2,591
Premises and equipment	18,383	19,293
Foreclosed real estate	1,606	3,298
Cash value of bank owned life insurance	12,751	12,452
Prepaid FDIC insurance premium	1,655	2,425
Other assets	4,299	6,689

Total assets	$650,957	$631,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$61,737	$50,712
Interest bearing	465,926	469,559
Total	527,663	520,271
Repurchase agreements	24,258	16,074
Borrowed funds	29,555	32,544
Accrued expenses and other liabilities	7,408	6,075

Total liabilities	588,884	574,964

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: September 30, 2011 - 2,888,902
December 31, 2010 - 2,888,902	361	361
shares outstanding: September 30, 2011 - 2,833,204
December 31, 2010 - 2,826,796
Additional paid in capital	5,167	5,140
Accumulated other comprehensive income/(loss)	2,666	(492)
Retained earnings	55,066	52,398
Treasury stock, common shares at cost: September 30, 2011 - 55,698
December 31, 2010 - 62,106	(1,187)	(1,318)

Total stockholders' equity	62,073	56,089

Total liabilities and stockholders' equity	$650,957	$631,053

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans receivable
Real estate loans	$4,247	$4,866	$12,949	$15,104
Commercial loans	892	1,051	2,726	3,204
Consumer loans	10	16	35	60
Total loan interest	5,149	5,933	15,710	18,368

Securities	1,526	1,455	4,628	4,549
Other interest earning assets	6	7	17	21

Total interest income	6,681	7,395	20,355	22,938

Interest expense:
Deposits	581	880	1,966	3,135
Repurchase agreements	26	46	83	145
Borrowed funds	159	210	486	714

Total interest expense	766	1,136	2,535	3,994

Net interest income	5,915	6,259	17,820	18,944
Provision for loan losses	570	1,615	2,635	4,120

Net interest income after provision for loan losses	5,345	4,644	15,185	14,824

Noninterest income:
Fees and service charges	644	652	1,865	1,896
Wealth management operations	293	353	877	887
Gain/(loss) on foreclosed real estate, net	(2)	(266)	786	(201)
Gain on sale of securities, net	183	111	683	853
Increase in cash value of bank owned life insurance	97	102	299	306
Gain on sale of loans held-for-sale, net	27	335	137	607
Other-than-temporary impairment of securities	-	65	-	(29)
Net credit portion of gain/(loss) recognized in other comprehensive income	-	(80)	-	(99)
Other	9	3	37	12

Total noninterest income	1,251	1,275	4,684	4,232

Noninterest expense:
Compensation and benefits	2,519	2,426	7,430	7,293
Occupancy and equipment	877	794	2,569	2,386
Federal deposit insurance premiums	208	231	805	727
Data processing	246	236	747	700
Marketing	88	90	304	329
Other	1,297	1,007	3,217	2,906

Total noninterest expense	5,235	4,784	15,072	14,341

Income before income tax expenses	1,361	1,135	4,797	4,715
Income tax expenses	231	94	816	669

Net income	$1,130	$1,041	$3,981	$4,046

Earnings per common share:
Basic	$0.40	$0.37	$1.41	$1.43
Diluted	$0.40	$0.37	$1.41	$1.43

Dividends declared per common share	$0.15	$0.15	$0.45	$0.57

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2011	2010	2011	2010

Balance at beginning of period	$59,158	$56,307	$56,089	$53,078

Comprehensive income:
Net income	1,130	1,041	3,981	4,046
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	2,172	483	3,164	1,796
Amortization of unrecognized gain	(2)	(2)	(6)	(6)
Comprehensive income	3,300	1,522	7,139	5,836

Stock based compensation expense	9	8	27	27

Sale of treasury stock	31	41	92	122

Cash dividends	(425)	(424)	(1,274)	(1,609)

Balance at end of period	$62,073	$57,454	$62,073	$57,454

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,981	$4,046
Adjustments to reconcile net income to
net cash provided by operating activities:
Origination of loans for sale	(5,231)	(22,296)
Sale of loans originated for sale	5,330	23,366
Depreciation and amortization, net of accretion	1,656	1,570
Amortization of mortgage servicing rights	103	81
Stock based compensation expense	27	27
Gain on sale of securities, net	(683)	(853)
Gain on sale of loans held-for-sale, net	(137)	(607)
Net losses due to other-than-temporary impairment of securities	-	128
Loss on foreclosed real estate, net	(786)	201
Provision for loan losses	2,635	4,120
Net change in:
Interest receivable	266	262
Other assets	1,418	1,590
Cash value of bank owned life insurance	(299)	(306)
Accrued expenses and other liabilities	1,333	2,018
Total adjustments	5,632	9,301
Net cash - operating activities	9,613	13,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	30,982	22,743
Proceeds from sales of securities available-for-sale	13,562	16,630
Purchases of securities available-for-sale	(65,243)	(53,240)
Proceeds from maturities and pay downs of securities held-to-maturity	1,807	1,063
Proceeds from sale of Federal Home Loan Bank Stock	296	-
Net change in loans receivable	7,943	19,210
Proceeds from sales of foreclosed real estate	2,279	1,495
Purchase of premises and equipment, net	(268)	(847)
Net cash - investing activities	(8,642)	7,054

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	7,392	(2,626)
Proceeds from FHLB advances	3,000	13,000
Repayment of FHLB advances	(3,000)	(22,000)
Change in other borrowed funds	5,195	(4,293)
Proceeds from sale of treasury stock	92	122
Dividends paid	(1,274)	(1,775)
Net cash - financing activities	11,405	(17,572)
Net change in cash and cash equivalents	12,376	2,829
Cash and cash equivalents at beginning of period	10,938	13,222
Cash and cash equivalents at end of period	$23,314	$16,051

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,560	$4,035
Income taxes	$738	$1,185
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$585	$3,573
Transfers from loans to loans held for sale	$-	$5,167
Transfers from securities held-to-maturity to available-for-sale	$16,437	$-

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation
The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2011 and December 31, 2010, and the consolidated statements of income and changes in stockholders’ equity, for the three and nine months ended September 30, 2011 and 2010, and consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. The income reported for the nine month period ended September 30, 2011 is not necessarily indicative of the results to be expected for the full year.

Note 2 - Use of Estimates
Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of foreclosed real estate, loan servicing rights, investment securities, deferred tax assets, and the status of contingencies are particularly susceptible to material change in the near term.

Note 3 - Securities
The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2011
U.S. government sponsored entities	$13,129	$36	$(11)	$13,154
Collateralized mortgage obligations and residential mortgage-backed securities	107,705	4,607	(13)	112,299
Municipal securities	54,311	3,287	(2)	57,596
Collateralized debt obligations	5,215	-	(3,873)	1,342
Total securities available-for-sale	$180,360	$7,930	$(3,899)	$184,391

December 31, 2010
U.S. government sponsored entities	$4,172	$-	$(3)	$4,169
Collateralized mortgage obligations and residential mortgage-backed securities	94,930	2,372	(160)	97,142
Municipal securities	38,549	1,027	(211)	39,365
Collateralized debt obligations	5,215	-	(3,836)	1,379
Total securities available-for-sale	$142,866	$3,399	$(4,210)	$142,055

The carrying amount (cost basis), unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrecognized	Unrecognized	Fair
	Basis	Gains	Losses	Value
December 31, 2010
Municipal securities	$17,573	$613	$-	$18,186
Residential mortgage-backed securities	824	29	(1)	852
Total securities held-to-maturity	$18,397	$642	$(1)	$19,038

During August 2011, management transferred its entire held-to-maturity securities portfolio to available-for-sale. The book value of the securities transferred totaled $16.4 million, with an unrealized gain of $1.0 million that was recorded as a component of other comprehensive income at the date of transfer. All held-to-maturity securities were transferred to available-for-sale to avoid the potential implication that any remaining held-to-maturity securities would be tainted by a partial transfer. In addition, the transfer provides management the ability to sell lower balance odd lot securities, divest of certain securities to reduce credit or interest rate risk within the portfolio, and be positioned to take advantage of other portfolio restructuring opportunities.

The fair value of available-for-sale debt securities and carrying amount, if different, at September 30, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
September 30, 2011	Value	Yield (%)
Due in one year or less	$192	7.07
Due from one to five years	12,221	3.42
Due from five years to ten years	27,830	5.12
Due over ten years	31,849	5.92
Collateralized mortgage obligations and residential mortgage-backed securities	112,299	3.52
Total	$184,391	4.17

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	September 30,	September 30,
	2011	2010

Proceeds	$13,562	16,630
Gross gains	692	853
Gross losses	(9)	-

Accumulated other comprehensive income/(loss) balances, net of tax, were as follows:

(Dollars in thousands)
Unrealized
gain/(loss)
Beginning balance, December 31, 2010	$(561)
Current period change	3,164
Ending balance, September 30, 2011	$2,603

Securities with carrying values of $74,483,000 and $24,484,000 were pledged as of September 30, 2011 and December 31, 2010, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law. The increase in pledged securities was the result of new pledging requirements for Indiana public funds deposits.

Securities with unrealized losses at September 30, 2011 and December 31, 2010 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
U.S. government sponsored entities	$3,278	$(11)	$-	$-	$3,278	$(11)
Collateralized mortgage obligations and residential mortgage-backed securities	2,164	(13)	-	-	2,164	(13)
Municipal securities	878	(2)	-	-	878	(2)
Collateralized debt obligations	-	-	1,342	(3,873)	1,342	(3,873)
Total temporarily impaired	$6,320	$(26)	$1,342	$(3,873)	$7,662	$(3,899)
Number of securities		8		4		12

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
U.S. government sponsored entities	$2,513	$(3)	$-	$-	$2,513	$(3)
Collateralized mortgage obligations and residential mortgage-backed securities	13,767	(161)	-	-	13,767	(161)
Municipal securities	7,496	(194)	398	(17)	7,894	(211)
Collateralized debt obligations	-	-	1,379	(3,836)	1,379	(3,836)
Total temporarily impaired	$23,776	$(358)	$1,777	$(3,853)	$25,553	$(4,211)
Number of securities		27		5		32

      Unrealized losses on securities have not been recognized into income because the securities are of high credit quality or have undisrupted cash flows. Management has the intent and ability to hold those securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates and volatility in securities markeets. The fair value is expected to recover as the securities approach maturity.

Note 4 - Loans Receivable

	(Dollars in thousands)
	September 30, 2011	December 31, 2010
Loans secured by real estate:
Construction and land development	$26,300	$46,371
Residential, including home equity	150,206	153,150
Commercial real estate and other dwelling	154,338	146,111
Total loans secured by real estate	330,844	345,632
Consumer loans	540	765
Commercial business	65,504	61,837
Government and other	10,595	10,380
Subtotal	407,483	418,614
Less:
Net deferred loan origination fees	(244)	(273)
Undisbursed loan funds	(144)	(108)
Loans receivable	$407,095	$418,233

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2011:

			Commercial Real
			Estate,
			Construction &
	Residential Real		Land Development,	Commercial
	Estate, Including		and Other	Participations	Commercial
(Dollars in thousands)	Home Equity	Consumer Loans	Dwellings	Purchased	Business Loans	Government	Total
For the nine months ending September 30, 2011
Allowance for loan losses:
Beginning Balance	$994	$30	$2,773	$4,704	$620	$-	$9,121
Charge-offs	(457)	(14)	(682)	(2,432)	(113)	-	(3,698)
Recoveries	111	11	182	-	-	-	304
Provisions	543	(8)	1,150	331	619	-	2,635
Ending Balance	$1,191	$19	$3,423	$2,603	$1,126	$-	$8,362

The Bancorp's allowance for loan losses impairment evaluation, by loan segment, at September 30, 2011:

Ending balance: individually evaluated for impairment	$-	$-	$897	$470	$324	$-	$1,691

Ending balance: collectively evaluated for impairment	$1,191	$19	$2,526	$2,133	$802	$-	$6,671

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FINANCING RECEIVABLES
Ending balance	$149,893	$539	$147,296	$33,342	$65,430	$10,595	$407,095

Ending balance: individually evaluated for impairment	$-	$-	$9,700	$11,734	$2,400	$-	$23,834

Ending balance: collectively evaluated for impairment	$149,893	$539	$137,596	$21,608	$63,030	$10,595	$383,261

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

The Bancorp's allowance for loan losses impairment evaluation, by loan segment, at December 31, 2010:

Ending balance: individually evaluated for impairment	$1	$-	$875	$1,897	$21	$-	$2,794

Ending balance: collectively evaluated for impairment	$993	$30	$1,898	$2,807	$599	$-	$6,327

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FINANCING RECEIVABLES
Ending balance	$152,881	$874	$163,616	$28,866	$61,726	$10,270	$418,233

Ending balance: individually evaluated for impairment	$64	$-	$10,974	$14,493	$482	$-	$26,013

Ending balance: collectively evaluated for impairment	$152,817	$874	$152,642	$14,373	$61,244	$10,270	$392,220

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

The Bancorp has established a standard loan grading system to assist management, lenders and review personnel in their analysis and supervision of the loan portfolio. The use and application of theses grades by the Bancorp is uniform and conforms to regulatory definitions. The loan grading system is as follows:

2 - Moderate risk
Borrower consistently internally generates sufficient cash flow to fund debt service, working assets, and some capital expenditures. Risk of default considered low.

3 – Acceptable
Borrower generates sufficient cash flow to fund debt service, but most working asset and all capital expansion needs are provided from external sources. Profitability ratios and key balance sheet ratios are usually close to peers but one or more ratios e.g. leverage may be higher than peer. Earnings may be trending down over the last three years. Borrower may be able to obtain similar financing from other banks with comparable or less favorable terms. Risk of default is acceptable but requires collateral protection.

4 – Pass/monitor
The borrower has significant weaknesses resulting from performance trends or management concerns.  The financial condition of the company has taken a negative turn and may be temporarily strained. Cash flow may be weak but cash reserves remain adequate to meet debt service. Management weaknesses are evident. Borrowers in this category will warrant more than the normal level of supervision and more frequent reporting.

5 – Special mention (watch)
Special Mention credits are considered bankable assets with no apparent loss of principal or interest envisioned but requiring a high level of management attention. Assets in this category are currently protected but are potentially weak.  These borrowers are subject to economic, industry, or management factors having an adverse impact upon their prospects for orderly service of debt. The perceived risk in continued lending are considered to have increased beyond the level where such loans would normally be granted. These assets constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of Substandard.

6 – Substandard
This classification consists of loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged.  Financial statements normally reveal some or all of the following: poor trends, lack of earnings and cash flow, excessive debt, lack of liquidity, and the absence of creditor protection.  Loans are still considered collectible, but due to increased risks and defined weaknesses of the credit, some loss could be incurred in collection if the deficiencies are not corrected.

7 – Doubtful
This classification consists of loans where the possibility of loss is high after collateral liquidation based upon existing facts, market conditions, and value.  Loss is deferred until certain important and reasonably specific pending factors which may strengthen the credit can be exactly determined.  These factors may include proposed acquisitions, liquidation procedures, capital injection and receipt of additional collateral, mergers or refinancing plans.

Performing loans are loans that are paying as agreed and are less than ninety days past due on payments of interest and principal.

The Bancorp's credit quality indicators, by loan segment, are summarized below at September 30, 2011 and December 31, 2010:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction
	& Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Government
Loan Grades	2011	2010	2011	2010	2011	2010	2011	2010
2 Modest risk	$27	$31	$-	$-	$5,940	$4,724	$-	$-
3 Acceptable risk	80,985	63,330	1,418	1,473	36,706	30,549	10,595	10,270
4 Pass/monitor	57,569	78,758	6,349	6,482	18,827	21,131	-	-
5 Special mention (watch)	7,123	9,817	4,811	6,419	1,313	2,517	-	-
6 Substandard	1,592	11,680	19,808	14,492	2,644	2,805	-	-
7 Doubtful	-	-	956	-	-	-	-	-
Total	$147,296	$163,616	$33,342	$28,866	$65,430	$61,726	$10,595	$10,270

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate,
	Including Home Equity		Consumer Loans
	2011	2010	2011	2010
Performing	$147,627	$149,892	$539	$871
Nonperforming	2,266	2,989	-	3
Total	$149,893	$152,881	$539	$874

The Bancorp's troubled debt restructurings are summarized below:

(Dollars in thousands)
					Pre-	Post-
		Pre-Modification	Post-Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	September 30, 2011			December 31, 2010
Troubled Debt Restructurings
Residential real estate, including home equity	-	$-	$-	-	$-	$-
Consumer loans	-	$-	$-	-	$-	$-
Commercial real estate, construction & land development, and other dwellings	3	$8,097	$7,811	3	$6,093	$5,909
Commercial participations purchased	2	$7,975	$5,824	2	$7,975	$6,186
Commercial business loans	-	$-	$-	-	$-	$-
Government	-	$-	$-	-	$-	$-

	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	September 30, 2011		December 31, 2010
Troubled Debt Restructurings That
Subsequently Defaulted
Residential real estate, including home equity	-	$-	-	$-
Consumer loans	-	$-	-	$-
Commercial real estate, construction & land development, and other dwellings	1	$376	-	$-
Commercial participations purchased	-	$-	-	$-
Commercial business loans	-	$-	-	$-
Government	-	$-	-	$-

The Bancorp's individually evaluated impaired loans are summarized below:

				For the nine months ended
	As of September 30, 2011			September 30, 2011
				Average	Interest
(Dollars in thousands)	Recorded	Unpaid Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$32	$-
Commercial real estate, construction & land development, and other dwellings	791	871	-	923	16
Commercial participations purchased	2,606	8,123	-	2,651	182
Commercial business loans	782	101	-	568	11
With an allowance recorded:
Residential real estate, including home equity	-	-	-	-	-
Commercial real estate, construction & land development, and other dwellings	8,909	8,605	897	9,415	445
Commercial participations purchased	9,128	11,486	470	10,463	216
Commercial business loans	1,618	306	324	873	2
Total:
Residential real estate, including home equity	$-	$-	$-	$32	$-
Commercial real estate, construction & land development, and other dwellings	$9,700	$9,476	$897	$10,338	$461
Commercial participations purchased	$11,734	$19,609	$470	$13,114	$398
Commercial business loans	$2,400	$407	$324	$1,441	$13

	As of December 31, 2010

(Dollars in thousands)	Recorded	Unpaid principal	Related
	investment	balance	allowance
With no related allowance recorded:
Residential real estate, including home equity	$64	$103	$-
Commercial real estate, construction & land development, and other dwellings	1,054	1,345	-
Commercial participations purchased	2,696	8,140	-
Commercial business loans	354	354	-
With an allowance recorded:
Residential real estate, including home equity	-	-	-
Commercial real estate, construction & land development, and other dwellings	9,920	10,361	876
Commercial participations purchased	11,797	11,797	1,897
Commercial business loans	128	128	21
Total:
Residential real estate, including home equity	$64	$103	$-
Commercial real estate, construction & land development, and other dwellings	$10,974	$11,706	$876
Commercial participations purchased	$14,493	$19,937	$1,897
Commercial business loans	$482	$482	$21

The Bancorp's age analysis of past due financing receivables are summarized below:

	(Dollars in thousands)
							Recorded
							Investments
						Total	Greater than
	30-59 Days Past	60-89 Days Past	Greater Than 90			Financing	90 Days and
	Due	Due	Days Past Due	Total Past Due	Current	Receivables	Accruing
September 30, 2011
Residential real estate, including home equity	$5,222	$933	$1,546	$7,701	$142,192	$149,893	$187
Consumer loans	-	-	-	-	539	539	-
Commercial real estate, construction & land development, and other dwellings	425	131	1,859	2,415	144,881	147,296	-
Commercial participations purchased	-	-	11,734	11,734	21,608	33,342	-
Commercial business loans	369	151	736	1,256	64,174	65,430	-
Government	-	-	-	-	10,595	10,595	-
Total	$6,016	$1,215	$15,875	$23,106	$383,989	$407,095	$187

December 31, 2010
Residential real estate, including home equity	$5,832	$2,423	$2,859	$11,114	$141,767	$152,881	$145
Consumer loans	29	-	3	32	842	874	3
Commercial real estate, construction & land development, and other dwellings	410	2,573	3,747	6,730	156,886	163,616	-
Commercial participations purchased	-	-	14,492	14,492	14,374	28,866	-
Commercial business loans	408	18	354	$780	60,946	61,726	-
Government	-	-	-	-	10,270	10,270	-
Total	$6,679	$5,014	$21,455	$33,148	$385,085	$418,233	$148

The Bancorp's financing receivables on nonaccrual status are summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2011	2010
Residential real estate, including home equity	$2,079	$2,843
Consumer loans	-	-
Commercial real estate, construction & land development, and other dwellings	4,626	6,150
Commercial participations purchased	11,734	14,492
Commercial business loans	1,069	482
Government	-	-
Total	$19,508	$23,967

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2011	2010
Residential real estate	$1,045	$931
Commercial real estate and other dwelling	425	563
Construction and land development	136	1,804
Total	$1,606	$3,298

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

Note 7 - Earnings Per Share

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2011 and 2010 are as follows:

(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per common share:
Net income as reported	$1,130	$1,041	$3,981	$4,046
Weighted average common shares outstanding:	2,832,648	2,823,684	2,831,068	2,822,522
Basic earnings per common share:	$0.40	$0.37	$1.41	$1.43
Diluted earnings per common share:
Net income as reported	$1,130	$1,041	$3,981	$4,046
Weighted average common shares outstanding:	2,832,648	2,823,684	2,831,068	2,822,522
Add: Dilutive effect of assumed stock
option exercises:	-	-	-	-
Weighted average common and dilutive
potential common shares outstanding:	2,832,648	2,823,684	2,831,068	2,822,522
Diluted earnings per common share:	$0.40	$0.37	$1.41	$1.43

Note 8 - Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock. As required by the Compensation – Stock Compensation Topic, companies are required to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the nine months ended September 30, 2011, stock based compensation expense of $27 thousand was recorded, compared to $27 thousand for the nine months ended September 30, 2010. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $6 thousand in 2011 and $16 thousand in 2012.

There were no shares of restricted stock granted during the first nine months of 2011, compared to 300 shares granted during the first nine months of 2010.

A summary of option activity under the Bancorp’s incentive stock option plan for the nine months ended September 30, 2011 follows:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2011	49,247	$24.27
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(8,747)	$19.50
Outstanding at September 30, 2011	40,500	$25.30	1.4	-
Exercisable at September 30, 2011	39,500	$25.22	1.2	-

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

Update Number 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update to Receivables (Topic 310) explains the guidance for a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. This accounting standard update clarifies, when evaluating a restructuring as a troubled debt restructuring, whether a creditor has granted a concession to a debtor and whether the debtor is experiencing financial difficulties. The objective of this amendment is to promote greater consistency in the application of U.S. GAAP for debt restructurings from the creditor’s perspective. The Bancorp adopted this update as of September 30, 2011 and the required disclosures are included in Note 4.

Update Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This accounting standard update was issued to increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. generally accepted accounting principles (GAAP) and international financial reporting standards. Current U.S. GAAP allows the Bancorp to present other comprehensive income as part of the statement of changes in stockholders’ equity. This accounting standard update eliminates that option and requires consecutive presentation of the statement of net income and the statement of other comprehensive income. The effective date for this accounting standard update has been partially deferred while the Financial Accounting Standards Board considers stakeholders’ concerns about how this accounting standard update would be applied. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements will still be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively.

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

The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Different judgments and assumptions used in pricing could result in different estimates of value. In certain cases where market data is not readily available because of a lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.

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

For the quarter ended September 30, 2011, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, bank call reports filed with the FDIC and thrift financial reports provided by the Office of Thrift Supervision. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had other-than-temporary impairment in the amount of $264 thousand, as of September 30, 2011.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2010	$264
Additions not previously recognized	-
Ending balance, September 30, 2011	$264

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of September 30, 2011:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	Caaa3	Ca	CCC-	Ca
Book value	1,256,972	1,296,077	1,309,886	1,351,903
Fair value	203,118	177,006	625,200	336,503
Unrealized gains/(losses)	(1,053,854)	(1,119,071)	(684,686)	(1,015,400)
Lowest credit rating assigned	Caa3	C	CCC-	C
Number of performing banks	47	26	50	41
Number of performing insurance companies	13	7	11	n/a
Number of issuers in default	15	8	0	1
Number of issuers in deferral	18	8	15	14
Defaults & deferrals as a % of performing collateral	52.22%	39.16%	24.56%	40.85%
Subordination:
As a % of performing collateral	-16.34%	-23.05%	28.41%	-2.22%
As a % of performing collateral - adjusted for projected future defaults	-21.06%	-28.31%	25.04%	-6.04%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	1.90%	1.70%	1.90%	1.80%
Year 2 - issuer average	1.00%	1.20%	1.30%	0.90%
Year 3 - issuer average	1.00%	1.20%	1.30%	0.90%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	41,100	132,000	29,250	61,950

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.
(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

      In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At September 30, 2011, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At September 30, 2011, three of the trust preferred securities with a cost basis of $3.9 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2011. Assets and liabilities measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2011 Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale debt securities
U.S. government sponsored entities	$13,154	$-	$13,154	$-
Collateralized mortgage obligations and residential mortgage-backed securities	112,299	-	112,299	-
Municipal securities	57,596	-	57,596	-
Collateralized debt obligations	1,342	-	-	1,342
Total securities available-for-sale	$184,391	$-	$183,049	$1,342

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale debt securities
U.S. government sponsored entities	$4,169	$-	$4,169	$-
Collateralized mortgage obligations and residential mortgage-backed securities	97,142	-	97,142	-
Municipal securities	39,365	-	39,365	-
Collateralized debt obligations	1,379	-	-	1,379
Total securities available-for-sale	$142,055	$-	$140,676	$1,379

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Fair Value Measurements at September 30, 2011 Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Collateralized Debt Obligations
Beginning balance, December 31, 2010	$1,379
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	-
Included in other comprehensive income	(37)
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, September 30, 2011	$1,342

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2011 Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,143	$-	$-	$22,143
Foreclosed real estate	1,396	-	-	1,396

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$23,219	$-	$-	$23,219
Foreclosed real estate	2,920	-	-	2,920

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The unpaid principal balance of impaired loans was $23.8 million and the related specific reserves totaled $1.7 million, resulting in a fair value of impaired loans totaling $22.1 million, at September 30, 2011. The unpaid principal balance of impaired loans was $26.0 million and the related specific reserves totaled $2.8 million, resulting in a fair value of impaired loans totaling $23.2 million, at December 31, 2010. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals.

The following table shows fair values and the related carrying values of financial instruments as of the dates indicated. Items that are not financial instruments are not included.

	(Dollars in thousands)
	September 30, 2011
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$23,314	$23,314
Securities available-for-sale	184,391	184,391
Loans held-for-sale	414	421
Loans receivable, net	398,733	400,164
Federal Home Loan Bank stock	3,086	3,086
Accrued interest receivable	2,325	2,325

Financial liabilities:
Demand and savings deposits	346,305	346,305
Certificates of deposit	181,358	181,801
Repurchase agreements	24,258	24,269
Borrowed funds	29,555	30,305
Accrued interest payable	56	56

	(Dollars in thousands)
	December 31, 2010
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,938	$10,938
Securities available-for-sale	142,055	142,055
Securities held-to-maturity	18,397	19,038
Loans held-for-sale	422	428
Loans receivable, net	409,112	472,307
Federal Home Loan Bank stock	3,381	3,381
Accrued interest receivable	2,591	2,591

Financial liabilities:
Demand and savings deposits	321,825	321,825
Certificates of deposit	198,446	198,799
Repurchase agreements	16,074	16,088
Borrowed funds	32,544	32,983
Accrued interest payable	81	81

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 2011 and December 31, 2010. The estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, demand and savings deposits, and accrued interest receivable and payable are considered to approximate carrying book value. The fair value of securities available-for-sale and held-to-maturity are obtained from broker pricing. The estimated fair value for loans is based on estimates of the rate the Bancorp would charge for similar such loans at September 30, 2011 and December 31, 2010, applied for the time period until estimated repayment. For commercial loans, the fair value includes a liquidity adjustment to reflect current market conditions. The estimated fair value for certificates of deposit are based on estimates of the rate the Bancorp would pay on such deposits at September 30, 2011 and December 31, 2010, applied for the time period until maturity. The estimated fair value for repurchase agreements and other borrowed funds is based on current rates for similar financings. The estimated fair value of other financial instruments, and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

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

At September 30, 2011, the Bancorp had total assets of $651.0 million, total loans of $407.1 million and total deposits of $527.7 million. Stockholders' equity totaled $62.1 million or 9.54% of total assets, with book value per share at $21.91. Net income for the quarter ended September 30, 2011, was $1.1 million, or $0.40 earnings per common share for both basic and diluted calculations. For the quarter ended September 30, 2011, the return on average assets (ROA) was 0.70%, while the return on average stockholders’ equity (ROE) was 7.34%. For the nine months ended September 30, 2011, the Bancorp recorded net income of $4.0 million, or $1.41 earnings per basic and diluted share. For the nine months ended September 30, 2011, the ROA was 0.83%, while the ROE was 8.91%.

Recent Developments

The Current Economic Environment. We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Economic growth continues to stagnate, with real gross domestic product growth of less than 1% on a national scale during the first half of 2011. In addition, national and regional unemployment rates remain at elevated levels not experienced in several decades, with the national unemployment rate at 9.1% as of September 30, 2011 and Indiana’s unemployment rate at 8.7% as of August 31, 2011. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

Impact of Recent and Future Legislation. Over the last three years, Congress and the U.S. Department of the Treasury (“Treasury”) have adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market, including the passage and implementation of the Emergency Economic Stabilization Act of 2008 (“EESA”), the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”). In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp, will be regulated in the future. Among other things, the Dodd-Frank Act abolished the Office of Thrift Supervision effective July 21, 2011 and transferred its functions to the Office of the Comptroller of the Currency, FDIC, and Federal Reserve. The Dodd-Frank Act also relaxes rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changes the scope of federal deposit insurance coverage, imposes new capital requirements on bank and thrift holding companies, and imposes limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment). The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Board of Governors of the Federal Reserve System (the “FRB”), which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Bancorp to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. However, the SEC has provided a temporary exemption for smaller reporting companies, such as the Bancorp, from the requirement to hold “say-on-pay” votes until the first annual or other shareholder meeting occurring on or after January 21, 2013. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Bancorp in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Bancorp’s management continues to monitor the implementation of the Dodd-Frank Act, which includes many provisions that went into effect on July 21, 2011 and many other provisions which will be phased-in over the next several months and years.

Moreover, the long-term impact and effectiveness of the EESA, TARP, ARRA, and other liquidity and funding initiatives of the Treasury and other bank regulatory agencies continue to be analyzed and debated. It is uncertain whether any additional programs will be initiated in the near future to attempt to stimulate the economy or buttress financial institutions in general, or whether any such programs will have a positive impact on the financial markets and the financial services industry. The failure of such measures to help provide long-term stability to the financial markets could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on the Bancorp, or whether (or to what extent) the Bancorp will be able to benefit from such programs. In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current conditions. For example, the Bancorp could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bancorp’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bancorp could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past four years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, and increased market volatility. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Bancorp and others in the financial institutions industry. In particular, the Bancorp may face the following risks in connection with these events:

•
We are experiencing, and expect to continue experiencing, increased regulation of our industry, particularly as a result of the Dodd-Frank Act. Compliance with such regulation is expected to increase our costs and may limit our ability to pursue business opportunities.

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

Concentrations of Real Estate Loans Subjects the Bancorp to Increased Risks As a Result of a Protracted Real Estate Recession. A significant portion of the Bancorp’s loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While real estate values in almost all regions of the country, including the Midwest, have shown signs of stabilizing, the overall real estate market on a national level continues to show the weakness indicative of a protracted real estate recession. A further weakening of the real estate market could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Financial Condition

During the nine months ended September 30, 2011, total assets increased by $19.9 million (3.2%), with interest-earning assets increasing by $21.6 million (3.7%). At September 30, 2011, interest-earning assets totaled $607.6 million compared to $586.0 million at December 31, 2010. Earning assets represented 93.3% of total assets at September 30, 2011, compared to 92.9% at December 31, 2010.

Loans receivable totaled $407.1 million at September 30, 2011, compared to $418.2 million at December 31, 2010. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp’s end-of-period loan balances were as follows:

	September 30,
	2011		December 31,
(Dollars in thousands)	(unaudited)		2010
	Balance	% Loans	Balance	% Loans

Construction and development loans	$26,300	6.5%	$46,371	11.1%
Residential mortgage loans	127,413	31.3%	127,959	30.6%
Multifamily loans	7,423	1.8%	7,605	1.8%
Commercial real estate loans	146,915	36.1%	138,506	33.1%
Consumer loans	23,019	5.7%	25,685	6.1%
Commercial business loans	65,430	16.1%	61,726	14.8%
Government and other loans	10,595	2.5%	10,381	2.5%
Total loans	$407,095	100.0%	$418,233	100.0%

Adjustable rate loans / total loans	$247,670	60.8%	$262,211	62.7%

	September 30,
	2011	December 31,
	(unaudited)	2010

Total loans to total assets	62.5%	66.3%
Total loans to earning assets	67.0%	71.4%
Total loans to total deposits	77.2%	80.4%

The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. During the third quarter of 2011, the Bancorp also began selling loans with contractual maturities of 15 years, as long-term interest rates revisited historical lows. These loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market. During the nine months ended September 30, 2011, the Bancorp sold $5.3 million in fixed rate mortgage loans, compared to $22.3 million during the nine months ended September 30, 2010. The decline in loan sales during 2011 is primarily the result of reduced refinance activity, as well as reduced demand for residential mortgages. Net gains realized from mortgage loan sales totaled $137 thousand for the nine months ended September 30, 2011, compared to $607 thousand for the nine months ended September 30, 2010. At September 30, 2011, the Bancorp had $414 thousand in loans that were classified as held for sale.

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

Historically, the Bancorp has successfully originated commercial real estate loans within its primary lending area. However, beginning in the fourth quarter of 2005, in response to a decrease in local loan demand and in an effort to reduce the potential credit risk associated with geographic concentrations, a strategy was implemented to purchase commercial real estate participation loans outside of the Bancorp’s primary lending area. The strategy to purchase these commercial real estate participation loans was limited to 10% of the Bancorp’s loan portfolio. The Bancorp’s management discontinued the strategy during the third quarter of 2007. As of September 30, 2011, the Bancorp’s commercial real estate participation loan portfolio carried an aggregate balance of $24.3 million. Of the $24.3 million in commercial real estate participation loans, $6.8 million has been purchased within the Bancorp’s primary lending area and $17.5 million outside of the primary lending area. At September 30, 2011, $11.7 million, or 48.1%, of the Bancorp’s commercial real estate participation loans have been internally classified as substandard and have been placed on non-accrual status. Of the $11.7 million in substandard commercial real estate participation loans placed on non-accrual status, $10.1 million are located outside of the Bancorp’s primary lending area. The discussion in the paragraphs that follow regarding non-performing loans, internally classified loans and impaired loans includes loans from the Bancorp’s commercial real estate participation loan portfolio.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $19.7 million at September 30, 2011, compared to $24.1 million at December 31, 2010, a decrease of $4.4 million or 18.3%. The decrease is related to loan pay downs, upgrades and charge-offs during the first nine months of 2011. The current level of non-performing loans is concentrated with the five previously mentioned commercial real estate participation loans in the aggregate of $11.7 million. As previously reported, one commercial real estate participation loan is a condominium construction project in Orlando, Florida, with a current balance of $1.5 million, which is classified as substandard. The carrying value of this loan is based on the current fair value of the project’s collateral, less estimated selling costs. The second commercial real estate participation loan is an end loan for a hotel located in Dundee, Michigan, with a current balance of $1.1 million, which is classified as substandard. The carrying value of this loan is based on the current fair value of the hotel, less estimated selling costs. The third commercial real estate participation loan is an end loan for a hotel located in Fort Worth, Texas, with a balance of $4.8 million, which is classified as substandard. The carrying value of this loan is based on the current fair value of the hotel, less estimated selling costs. The fourth commercial real estate participation loan is a hotel construction project located in Clearwater, Florida, with a balance of $2.8 million, which is classified as substandard. The carrying value of this loan is based on the current fair value of the project, less estimated selling costs. The fifth commercial real estate participation loan is a land development project located in Crown Point, Indiana, with a balance of $1.6 million, which is classified as substandard. The carrying value of this loan is based on the current fair value of the project, less estimated selling costs. For these commercial real estate participation loans, to the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required.

The ratio of non-performing loans to total loans was 4.84% at September 30, 2011, compared to 5.77% at December 31, 2010. The ratio of non-performing loans to total assets was 3.03% at September 30, 2011, compared to 3.82% at December 31, 2010. The September 30, 2011, non-performing loan balances include $19.5 million in loans accounted for on a non-accrual basis and $187 thousand in accruing loans, which were contractually past due 90 days or more. Loans, internally classified as substandard, totaled $28.1 million at September 30, 2011, compared to $32.7 million at December 31, 2010 a decrease of $4.6 million or 14.1%. The current level of substandard loans includes the previously mentioned five non-accruing commercial real estate participation loans and one accruing commercial real estate hotel loan in the amount of $5.0 million. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2011 or December 31, 2010. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $18.3 million at September 30, 2011, compared to $24.3 million at December 31, 2010.

A loan is considered impaired when, based on current information and events it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At September 30, 2011, impaired loans totaled $23.8 million, compared to $26.0 million at December 31, 2010. The September 30, 2011, impaired loan balances consist of thirty-four commercial real estate and commercial business loans that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. The September 30, 2011 ALL contained $1.7 million in specific allowances for collateral deficiencies, compared to $2.8 million at December 31, 2010. During the third quarter of 2011, eleven additional commercial business loans totaling $2.1 million and one additional commercial real estate loan totaling $125 thousand were newly classified as impaired. Management’s current estimates indicate a $260 thousand collateral deficiency for these loans. In addition, during the third quarter of 2011, one loan totaling $39 thousand was removed from impaired status and impaired balances of $131 thousand were charged-off. As of September 30, 2011, all loans classified as impaired were also included in the previously discussed substandard loan balances. There were no other loans considered to be impaired loans as of September 30, 2011. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired.

At September 30, 2011, the Bancorp classified five loans totaling $13.6 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates. The troubled debt restructurings are comprised of one commercial real estate participation hotel loan in the amount of $1.1 million, for which a significant deferral of principal repayment was granted. The second troubled debt restructuring is for a commercial real estate participation hotel loan in the amount of $4.7 million, for which a significant deferral of principal repayment and extension in maturity was granted. The third is for a commercial real estate hotel loan in the amount of $5.0 million for which a significant deferral of principal repayment was granted. This loan is on accrual status and classified as impaired. The fourth is a commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted. This loan is on nonaccrual status and classified as impaired. In addition, one commercial real estate troubled debt restructurings in the total amount of $478 thousand is currently in bankruptcy proceedings, for which a significant deferral of principal and interest repayment was granted by the Bank as required by the bankruptcy plan. During the current quarter, one impaired loan totaling $55 thousand was charged-off. All of the loans classified as troubled debt restructuring are currently on nonaccrual status and classified as impaired except for one loan, which is on accrual status. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, than the fair value of the collateral securing the loan is the basis for valuation.

At September 30, 2011, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For three months ended September 30, 2011, $570 thousand in provisions to the ALL were required, compared to $1.6 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, $2.6 million in provisions to the ALL were required, compared to $4.1 million for the nine months ended September 30, 2010. The current year ALL provisions were related to the current credit risk in the commercial real estate participation and commercial real estate loan portfolios. For the three months ended September 30, 2011, charge-offs, net of recoveries, totaled $346 thousand, compared to $440 thousand for the three months ended September 30, 2010. For the nine months ended September 30, 2011, charge-offs, net of recoveries, totaled $3.4 million, compared to $2.0 million for the nine months ended September 30, 2010. The 2011 net loan charge-offs were comprised primarily of commercial real estate participation, commercial real estate and residential real estate charge-offs. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to increased risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 2.05% at September 30, 2011, compared to 2.18% at December 31, 2010. The decrease in ALL to total loans was largely a result of charge-offs related to loans with previously identified valuation reserves. The ALL to non-performing loans (coverage ratio) was 42.46% at September 30, 2011, compared to 37.8% at December 31, 2010. The September 30, 2011 balance in the ALL account of $8.4 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2011, foreclosed real estate totaled $1.6 million, which was comprised of sixteen properties, compared to $3.3 million and eighteen properties at December 31, 2010. The decrease is primarily a result of selling a $1.1 million commercial real estate condominium participation during the second quarter of 2011. At the end of September 2011 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The increase in securities is a result of investing excess liquidity in the securities portfolio. The securities portfolio totaled $184.4 million at September 30, 2011, compared to $160.5 million at December 31, 2010, an increase of $23.9 million (14.9%). All of the securities were classified as available-for-sale as of September 30, 2011, compared to $142.1 million in available-for-sale securities as of December 31, 2010, an increase of $42.3 million (29.8%). This increase is attributable to management transferring the Bancorp’s entire held-to-maturity securities portfolio to available-for-sale in order to provide management with the ability to sell lower balance odd lot securities, divest of certain securities to reduce credit or interest rate risk within the portfolio, and be positioned to take advantage of other portfolio restructuring opportunities. At September 30, 2011, the securities portfolio represented 30.3% of interest-earning assets and 28.3% of total assets compared to 27.4% of interest-earning assets and 25.4% of total assets at December 31, 2010. The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,
	2011		December 31,
(Dollars in thousands)	(unaudited)		2010
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$13,154	7.1%	$4,169	2.6%
Collateralized Mortgage Obligations and residential mortgage-backed securities	112,299	61.0%	97,966	61.0%
Municipal securities	57,596	31.2%	56,938	35.5%
Collateralized debt obligations	1,342	0.7%	1,379	0.9%
Total securities	$184,391	100.0%	$160,452	100.0%

Available-for-sale securities / total securities	$184,391	100.0%	$142,055	88.5%

	September 30,
	2011	December 31,	YTD
(Dollars in thousands)	(unaudited)	2010	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$5,207	$90	$5,117	5685.6%
Fed funds sold	7,358	3,421	3,937	115.1%
Federal Home Loan Bank stock	3,086	3,381	(295)	-8.7%

The increase in interest bearing balances in financial institutions and fed funds sold is a result of increase liquidity created from strong deposit growth and reduced loan originations.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,
	2011	December 31,	YTD
(Dollars in thousands)	(unaudited)	2010	Change
	Balance	Balance	$	%

Checking	$159,838	$141,696	$18,142	12.8%
Savings	70,394	65,146	5,248	8.1%
Money market	116,073	114,983	1,090	0.9%
Certificates of deposit	181,358	198,446	(17,088)	-8.6%
Total deposits	$527,663	$520,271	$7,392	1.4%

The Bancorp core deposits include checking, savings, and money market accounts. The increase in core deposits is a result of managements’ sales efforts along with current customer preferences for short-term, liquid investment alternatives. As a result of core deposit growth, management has reduced higher cost certificate of deposit balances.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,
	2011	December 31,	YTD
(Dollars in thousands)	(unaudited)	2010	Change
	Balance	Balance	$	%

Repurchase agreements	$24,258	$16,074	$8,184	50.9%
Borrowed funds	29,555	32,544	(2,989)	-9.2%
Total borrowed funds	$53,813	$48,618	$5,195	10.7%

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

During the nine months ended September 30, 2011, cash and cash equivalents increased by $12.4 million compared to a $2.8 million increase for the nine months ended September 30, 2010. The primary sources of cash were proceeds from increases in maturities, pay downs, and calls of available-for-sale securities and increased balances in deposits and repurchase agreements. The primary uses of cash were the purchase of securities, loan originations, and the payment of common stock dividends. Cash provided by operating activities totaled $9.6 million for the nine months ended September 30, 2011, compared to $12.9 million for the nine month period ended September 30, 2010. The decrease in cash from operating activities was primarily a result of a decrease in other liabilities due to the clearing of customer ACH transactions. Cash outflows from investing activities totaled $8.6 million for the current period, compared to cash inflows of $7.5 million for the nine months ended September 30, 2010. The decrease for the current nine months was primarily related to additional securities purchases and less of a decrease in loans receivable. Net cash inflows from financing activities totaled $11.4 million during the current period compared to net cash outflows of $17.6 million provided for the nine months ended September 30, 2010. The change in net cash flows from financing activities was a result of higher deposits and repurchase agreements for the period. The Bancorp paid dividends on common stock of $1.3 million for the nine months ended September 30, 2011, compared to $1.8 million for the nine months ended September 30, 2010.

At September 30, 2011, outstanding commitments to fund loans totaled $82.6 million. Approximately 44.7% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $7.8 million at September 30, 2011. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2011, stockholders' equity increased by approximately $5.9 million (10.7%). During the nine months ended September 30, 2011, stockholders’ equity was increased by net income of $4.0 million and the net change in the valuation of the available-for-sale securities of $3.2 million. Decreasing stockholders’ equity was the declaration of $1.3 million in cash dividends.

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

The following table shows that, at September 30, 2011, and December 31, 2010, the Bancorp’s capital exceeded all regulatory capital requirements. During the first nine months ended September 30, 2011, the Bancorp’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $31.9 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both September 30, 2011 and December 31, 2010. The dollar amounts are in millions.

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$64.0	14.0%	$36.6	8.0%	$45.7	10.0%
Tier 1 capital to risk-weighted assets	$58.3	12.8%	$18.3	4.0%	$27.4	6.0%
Tier 1 capital to adjusted average assets	$58.3	9.1%	$19.3	3.0%	$32.2	5.0%

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$61.5	12.9%	$38.0	8.0%	$47.6	10.0%
Tier 1 capital to risk-weighted assets	$55.5	11.7%	$19.0	4.0%	$28.5	6.0%
Tier 1 capital to adjusted average assets	$55.5	8.5%	$19.5	3.0%	$32.6	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. The aggregate amount of dividends that may be declared by the Bank in 2011, with prior DFI approval is $3.7 million plus current 2011 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank.

During the third quarter of 2010, the FDIC notified the Bancorp’s management that dividend payments from the Bank to the Bancorp would require prior approval from the FDIC. The FDIC’s requirement to approve future dividend payments from the Bank to the Bancorp was a result of the Bank’s elevated level of substandard assets. Moreover, on October 29, 2010, pursuant to a FDIC Resolution adopted by the Bank’s Board of Directors at the direction of the DFI and the FDIC, the Bank was required to obtain the consent of the DFI and the FDIC prior to any declaration of dividends. On January 28, 2011, in accordance with prior direction from the Federal Reserve Bank of Chicago (the “Reserve Bank”), the Bancorp’s Board of Directors also adopted a resolution providing that the prior written consent of the Reserve Bank is required for the declaration of dividends by the Bancorp. During August 2011, the Reserve Bank, the DFI, and the FDIC approved the third quarter 2011 dividend payments. On August 26, 2011, the Bancorp announced that the Board of Directors of the Bancorp declared a third quarter dividend of $0.15 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 7, 2011. The current dividend policy is reflective of the Bancorp Board’s commitment that the shareholders’ long term interests are best served through the preservation of capital in the current stressed economic environment.

On September 28, 2011, the DFI and FDIC issued a joint examination report with respect to their safety and soundness examination which commenced during August 2011. The joint examination report concluded that the Bank’s Board of Directors and management had satisfactorily complied with the requirements of the FDIC Resolution and advised that the FDIC Resolution was no longer considered to be in effect for regulatory purposes. Pursuant to the findings of the joint examination report, the Bank’s Board of Directors rescinded the FDIC Resolution on September 30, 2011. Beginning with the fourth quarter of 2011, dividend payments from the Bank to the Bancorp will not require prior approval from the DFI and FDIC.

Results of Operations - Comparison of the Quarter Ended September 30, 2011 to the Quarter Ended September 30, 2010

For the quarter ended September 30, 2011, the Bancorp reported net income of $1.1 million, compared to net income of $1.0 million for the quarter ended September 30, 2010, an increase of $89 thousand (8.5%). For the current quarter the ROA was 0.70%, compared to 0.62% for the quarter ended September 30, 2010. The ROE was 7.34% for the quarter ended September 30, 2011, compared to 7.10% for the quarter ended September 30, 2010.

Net interest income for the three months ended September 30, 2011 was $5.9 million, a decrease of $344 thousand (5.5%), compared to $6.3 million for the quarter ended September 30, 2010. During the current quarter, the Bancorp’s cost of funds continue to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment. The weighted-average yield on interest-earning assets was 4.43% for the three months ended September 30, 2011, compared to 4.78% for the three months ended September 30, 2010. The weighted-average cost of funds for the quarter ended September 30, 2011, was 0.53% compared to 0.75% for the quarter ended September 30, 2010. The impact of the 4.43% return on interest earning assets and the 0.53% cost of funds resulted in an interest rate spread of 3.90% for the current quarter compared to 4.03% for the quarter ended September 30, 2010. During the current quarter, total interest income decreased by $714 thousand (9.7%) while total interest expense decreased by $370 thousand (32.6%). The net interest margin was 3.93% for the three months ended September 30, 2011, compared to 4.05% for the quarter ended September 30, 2010. On a tax equivalent basis, the Bancorp’s net interest margin was 4.14% for the three months ended September 30, 2011, compared to 4.27% for the quarter ended September 30, 2010. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended September 30, 2011, interest income from loans decreased by $784 thousand (13.2%), compared to the three months ended September 30, 2010. The change was due to a decrease in the weighted-average yield of the loan portfolio and lower average balances. The weighted-average yield on loans outstanding was 5.08% for the current quarter, compared to 5.38% for the three months ended September 30, 2010. Loan balances averaged $405.3 million for the current quarter, a decrease of $35.7 million (8.1%) from $441.0 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, interest income on securities and other interest bearing balances increased by $70 thousand (4.8%), compared to the quarter ended September 30, 2010. The increase was primarily due to an increase in average balances. The weighted-average yield on securities and other interest bearing balances was 3.10%, for the current quarter, compared to 3.30% for the three months ended September 30, 2010. Securities balances averaged $182.2 million for the current quarter, up $22.4 million (14.0%) from $159.8 million for the three months ended September 30, 2010. The increase in securities average balances is a result of consistent investment growth. Other interest bearing balances averaged $15.2 million for the current period, down $2.4 million (13.6%) from $17.6 million for the three months ended September 30, 2010. The decrease in other interest bearing balances is a result of continued investment in the securities portfolio.

Interest expense on deposits decreased by $299 thousand (34.0%) during the current quarter compared to the three months ended September 30, 2010. The change was due to a decrease in the weighted-average rate paid on deposits and a decrease in average balances. The weighted-average rate paid on deposits for the three months ended September 30, 2011 was 0.44%, compared to 0.64%, for the quarter ended September 30, 2010. Total deposit balances averaged $526.1 million for the current quarter, a decrease of $22.8 million (4.2%) from $548.9 million for the quarter ended September 30, 2010. Interest expense on repurchase agreements decreased by $20 thousand (43.5%) during the current quarter due to a decrease in the weighted average rate paid on the repurchase agreements. The weighted-average cost of the repurchase agreements was 0.50% for the current quarter compared to 0.89% for the three months ended September 30, 2010. Repurchase agreements averaged $20.8 million during the quarter ended September 30, 2011, a decrease of $0.3 million (1.5%) from $20.5 million for the quarter ended September 30, 2010. Interest expense on borrowed funds decreased by $51 thousand (24.3%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted average rate paid for borrowing funds. The weighted-average cost of borrowed funds was 2.13% for the current quarter compared to 2.60% for the three months ended September 30, 2010. Borrowed funds averaged $29.9 million during the quarter ended September 30, 2011, a decrease of $2.4 million (7.4%) from $32.3 million for the quarter ended September 30, 2010.

Noninterest income for the quarter ended September 30, 2011 was $1.25 million, a decrease of $24 thousand (1.9%) from $1.28 million for the quarter ended September 30, 2010. During the current quarter, fees and service charges totaled $644 thousand, a decrease of $8 thousand (1.2%) from $652 thousand for the quarter ended September 30, 2010. Gains from loan sales totaled $27 thousand for the current quarter, a decrease of $308 thousand (91.9%), compared to $335 thousand for the quarter ended September 30, 2010. The decrease in gains from the sale of loans is a result of decreased customer refinance activity to low rate fixed rate mortgages. Fees from Wealth Management operations totaled $293 thousand for the quarter ended September 30, 2011, a decrease of $60 thousand (17.0%) from $353 thousand for the quarter ended September 30, 2010. The decrease in Wealth Management income is related to the collection of additional fees that are infrequent in nature, during the third quarter of 2010, which were not duplicated during the third quarter of 2011. Gains from the sale of securities totaled $183 thousand for the current quarter, an increase of $72 thousand (64.9%) from $111 thousand for the quarter ended September 30, 2010. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $97 thousand for the quarter ended September 30, 2011, a decrease of $5 thousand (4.9%) compared to the quarter ended September 30, 2010. Loss on foreclosed real estate totaled $2 thousand for the quarter ended September 30, 2011, a decrease of $264 thousand (99.2%) from $266 thousand for the quarter ended September 30, 2010. The decrease was primarily related to a large market value adjustment taken during the third quarter of 2010 that was related to commercial real estate participation. During the third quarter of 2010, the Bancorp recognized a $15 thousand other-than-temporary impairment on two of its trust preferred securities. No additional impairments were required during the third quarter of 2011. During the current quarter, other noninterest income totaled $9 thousand compared to $3 thousand for the quarter ended September 30, 2010.

Noninterest expense for the quarter ended September 30, 2011 was $5.2 million, an increase of $451 thousand (9.4%) from $4.8 million for the three months ended September 30, 2010. During the current quarter, compensation and benefits totaled $2.5 million, an increase of $93 thousand (3.8%) from $2.4 million for the quarter ended September 30, 2010. Occupancy and equipment totaled $877 thousand for the current quarter, an increase of $83 thousand (10.5%) compared to $794 thousand for the quarter ended September 30, 2010. The increase in compensation and benefits, and occupancy and equipment expense is related to the Bancorp’s growth in its banking center network. Federal deposit insurance premium expense totaled $208 thousand for the three months ended September 30, 2011, a decrease of $23 thousand (10.0%) from $231 thousand from the three months ended September 30, 2010. The decrease in the federal deposit insurance premiums is the result of the Dodd-Frank Act, Section 331, which increases the assessment base on which the premium is calculated, and also lowers the assessment rates applied to those balances, resulting in lower premiums paid. Data processing expense totaled $246 thousand for the three months ended September 30, 2011, an increase of $10 thousand (4.2%) from $236 thousand for the three months ended September 30, 2010. Data processing expense has increased as a result of greater system utilization. Marketing expense related to banking products totaled $88 thousand for the current quarter, a decrease of $2 thousand (2.2%) from $90 thousand for the three months ended September 30, 2010. Other expenses related to banking operations totaled $1.3 million for the quarter ended September 30, 2011, an increase of $290 thousand (28.8%) from $1.0 million for the quarter ended September 30, 2010. The increase in other expense was related to costs associated with foreclosed real estate and legal expenses. The Bancorp’s efficiency ratio was 73.0% for the quarter ended September 30, 2011, compared to 63.5% for the three months ended September 30, 2010. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period. The increase in the ratio for the quarter was predominantly the result lower net interest income and an increase in noninterest expense, as described in the paragraphs above.

Income tax expenses for the three months ended September 30, 2011 totaled $231 thousand, compared to income tax expense of $94 thousand for the three months ended September 30, 2010, an increase of $137 thousand (145.7%). The combined effective federal and state tax rates for the Bancorp was 17.0% for the three months ended September 30, 2011, compared to 8.3% for the three months ended September 30, 2010. The Bancorp’s higher current quarter effective tax rate is a result of the change in mix of the Bank’s tax preference items.

Results of Operations - Comparison of the Nine Months ended September 30, 2011 to the Nine Months ended September 30, 2010

For the nine months ended September 30, 2011, the Bancorp reported net income of $3.98 million, compared to net income of $4.05 million for the nine months ended September 30, 2010, a decrease of $65 thousand (1.6%). For the current nine months the ROA was 0.83%, compared to 0.80% for the nine months ended September 30, 2010. The ROE was 8.91% for the nine months ended September 30, 2011, compared to 9.50% for the nine months ended September 30, 2010.

Net interest income for the nine months ended September 30, 2011 was $17.8 million, a decrease of $1.1 million (5.9%), compared to $18.9 million for the nine months ended September 30, 2010. During the current nine months, the Bancorp’s cost of funds continue to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment. The weighted-average yield on interest-earning assets was 4.53% for the nine months ended September 30, 2011, compared to 4.88% for the nine months ended September 30, 2010. The weighted-average cost of funds for the nine months ended September 30, 2011, was 0.59% compared to 0.87% for the nine months ended September 30, 2010. The impact of the 4.53% return on interest earning assets and the 0.59% cost of funds resulted in an interest rate spread of 3.94% for the current nine months compared to 4.01% for the nine months ended September 30, 2010. During the current nine months, total interest income decreased by $2.6 million (11.3%) while total interest expense decreased by $1.5 million (36.5%). The net interest margin was 3.97% for the nine months ended September 30, 2011, compared to 4.03% for the nine months ended September 30, 2010. On a tax equivalent basis, the Bancorp’s net interest margin was 4.19% for the nine months ended September 30, 2011, compared to 4.24% for the nine months ended September 30, 2010. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the nine months ended September 30, 2011, interest income from loans decreased by $2.7 million (14.5%), compared to the nine months ended September 30, 2010. The change was due to a decrease in the weighted-average yield of the loan portfolio and lower average balances. The weighted-average yield on loans outstanding was 5.10% for the current nine months, compared to 5.40% for the nine months ended September 30, 2010. Loan balances averaged $410.5 million for the current nine months, a decrease of $43.2 million (9.5%) from $453.7 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, interest income on securities and other interest bearing balances increased by $75 thousand (1.6%), compared to the nine months ended September 30, 2010. The increase was primarily due to an increase in the weighted average balances. The weighted-average yield on securities and other interest bearing balances was 3.29%, for the current nine months, compared to 3.51% for the nine months ended September 30, 2010. Securities balances averaged $174.4 million for the current nine months, up $18.7 million (12.0%) from $155.7 million for the nine months ended September 30, 2010. The increase in security average balances is a result of ongoing, consistent investment growth. Other interest bearing balances averaged $14.1 million for the current period, down $3.6 million (20.3%) from $17.7 million for the nine months ended September 30, 2010. The decrease in other interest bearing balances is a result of continued investment in the securities portfolio.

Interest expense on deposits decreased by $1.2 million (37.3%) during the current nine months compared to the nine months ended September 30, 2010. The change was due to a decrease in the weighted-average rate paid on deposits and lower average balances. The weighted-average rate paid on deposits for the nine months ended September 30, 2011 was 0.50%, compared to 0.75%, for the nine months ended September 30, 2010. Total deposit balances averaged $527.6 million for the current nine months, down $31.0 million (5.5%) from $558.6 million for the nine months ended September 30, 2010. Interest expense on repurchase agreements decreased by $62 thousand (42.8%) during the current nine months due to a decrease in the weighted average rate paid on the repurchase agreements. The weighted-average cost of the repurchase agreements was 0.54% for the current nine months compared to 1.00% for the nine months ended September 30, 2010. Repurchase agreements averaged $20.6 million during the nine months ended September 30, 2011, an increase of $1.2 million (6.2%) from $19.4 million for the nine months ended September 30, 2010.  Interest expense on borrowed funds decreased by $228 thousand (31.9%) during the current nine months due to a decrease in average daily balances and a decrease in the weighted average rate paid for borrowing funds. The weighted-average cost of borrowed funds was 2.26% for the current nine months compared to 2.76% for the nine months ended September 30, 2010. Borrowed funds averaged $28.7 million during the nine months ended September 30, 2011, a decrease of $5.8 million (16.8%) from $34.5 million for the nine months ended September 30, 2010.

Noninterest income for the nine months ended September 30, 2011 was $4.7 million, an increase of $452 thousand (10.7%) from $4.2 million for the nine months ended September 30, 2010. During the current nine months, fees and service charges totaled $1.87 million, a decrease of $31 thousand (1.6%) from $1.90 million for the nine months ended September 30, 2010. Gains from loan sales totaled $137 thousand for the current nine months, a decrease of $470 thousand (77.4%), compared to $607 thousand for the nine months ended September 30, 2010. The decrease in gains from the sale of loans is a result of decreased customer refinance activity to low rate fixed rate mortgages. Fees from Wealth Management operations totaled $877 thousand for the nine months ended September 30, 2011, a decrease of $10 thousand (1.1%) from $887 thousand for the nine months ended September 30, 2010. Gains from the sale of securities totaled $683 thousand for the current nine months, a decrease of $170 thousand (19.9%) from $853 thousand for the nine months ended September 30, 2010. Current market conditions continued to provide opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $299 thousand for the nine months ended September 30, 2011, a decrease of $7 thousand (2.3%), compared to $306 thousand for the nine months ended September 30, 2010. Gains on foreclosed real estate totaled $786 thousand for the nine months ended September 30, 2011, an increase of $987 thousand (491.3%) from a $201 thousand loss for the nine months ended September 30, 2010. The increase is primarily related to the Bancorp’s favorable settlement in its lawsuit against the lead lender of a commercial real estate participation loan. During the first nine months of 2010, the Bancorp recognized a $128 thousand other-than-temporary impairment on three of its trust preferred securities. No additional impairments were required during the first nine months 2011. Other noninterest income totaled $37 thousand for the nine months ended September 30, 2011 and $12 thousand for the nine months ended September 30, 2010.

Noninterest expense for the nine months ended September 30, 2011 was $15.1 million, an increase of $731 thousand (5.1%) from $14.3 million for the nine months ended September 30, 2010. During the current nine months, compensation and benefits totaled $7.4 million, an increase of $137 thousand (1.9%) from $7.3 million for the nine months ended September 30, 2010. Occupancy and equipment totaled $2.6 million for the current nine months, an increase of $183 thousand (7.7%) compared to $2.4 million for the nine months ended September 30, 2010. The increase in compensation and benefits, and occupancy and equipment expense is related to the Bancorp’s growth in its banking center network. Federal deposit insurance premium expense totaled $805 thousand for the nine months ended September 30, 2011, an increase of $78 thousand (10.7%) from $727 thousand for the nine months ended September 30, 2010. The increase in the federal deposit insurance premium is the result of increased assessment rates during 2010. Data processing expense totaled $747 thousand for the nine months ended September 30, 2011, an increase of $47 thousand (6.7%) from $700 thousand for the nine months ended September 30, 2010. Data processing expense has increased as a result of greater system utilization. Marketing expense related to banking products totaled $304 thousand for the current six months, a decrease of $25 thousand (7.6%) from $329 thousand for the nine months ended September 30, 2010. Other expenses related to banking operations totaled $3.2 million for the nine months ended September 30, 2011, an increase of $311 thousand (10.7%) from $2.9 million for the nine months ended September 30, 2010. The increase in other expense was related to costs associated with foreclosed real estate and legal expenses. The Bancorp’s efficiency ratio was 67.0% for the nine months ended September 30, 2011, compared to 61.9% for the nine months ended September 30, 2010.

Income tax expenses for the nine months ended September 30, 2011 totaled $816 thousand, compared to income tax expense of $669 thousand for the nine months ended September 30, 2010, an increase of $147 thousand (22.0%). The combined effective federal and state tax rates for the Bancorp was 17.0% for the nine months ended September 30, 2011, compared to 14.2% for the nine months ended September 30, 2010. The Bancorp’s higher current quarter effective tax rate is a result of the change in mix of the Bank’s tax preference items.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2011, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)      Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.           Legal Proceedings

Rescission of FDIC Resolution

During the third quarter of 2010, the FDIC and DFI conducted a review of the Bank.  As a result of that review, on October 29, 2010, the Board of Directors of the Bank adopted a FDIC Resolution whereby the Bank agreed, among other things, to (1) adopt a written action plan to reduce the Bank’s risk position in certain classified assets; (2) conduct certain reviews of the Bank’s ALL; (3) develop and implement a written capital plan; (4) maintain a minimum Tier 1 leverage ratio of 8% through December 31, 2010 and achieve an 8.5% ratio by June 30, 2011, and maintain a 12% minimum total risk-based capital ratio through December 31, 2010; (5) obtain the prior written consent of the FDIC and DFI prior to the declaration or payment of dividends; and (6) submit quarterly progress reports to the FDIC and DFI.

On September 28, 2011, the DFI and FDIC issued a joint examination report with respect to their safety and soundness examination which commenced during August 2011.  The joint examination report concluded that the Bank’s Board of Directors and management had satisfactorily complied with the requirements of the FDIC Resolution and advised that the FDIC Resolution was no longer considered to be in effect for regulatory purposes.  Pursuant to the findings of the joint examination report, the Bank’s Board of Directors rescinded the FDIC Resolution on September 30, 2011.

Finn, et al., Litigation

On April 27, 2011, Patrick Finn and Lighthouse Management Group, Inc., as Receiver for First United Funding, LLC and Corey N. Johnston (the “Plaintiffs”), filed suit against the Bank and 34 other banks in the First Judicial District Court, Dakota County, Minnesota. The case is entitled Patrick Finn and Lighthouse Management Group, Inc., as Receiver for First United Funding, LLC and Corey N. Johnston v. Alliant Bank, et al., Court File No. 19HA-CV011-2212. The Receiver’s complaint is related to and arises from a separate criminal action against Mr. Johnston in which he pled guilty to bank fraud and filing a false income tax return. In this regard, the complaint states that Mr. Johnston admitted he used First United Funding, LLC (“FUF”) to defraud banks by overselling loan participation interests. The Bank is alleged as a possible recipient of fraudulent transfers from FUF or Mr. Johnston in connection with the Bank’s purchase of $10 million in participation interests in two FUF loans. The Plaintiffs seek avoidance of the alleged fraudulent transfers, judgment against the defendants in the amount of their profits which amounts to interest payments and fees, costs and attorneys’ fees, and other unspecified relief to be determined by the court. The amount of interest payments and fees the Plaintiffs allege they are entitled to recover from the Bank in this action is approximately $1.94 million. The Bank filed a motion to dismiss on May 26, 2011, and the Dakota County, Minnesota District Court heard arguments on the Bank’s motion on August 8, 2011.  The motion is still pending. The Bank has retained outside counsel and is vigorously defending itself in this case.

On May 3, 2011, in a related action the Plaintiffs also filed suit against the Bank and Centier Bank in the U.S. District Court for the Northern District of Indiana, containing substantially the same allegations and request for relief as set forth in the Minnesota state court action described above. This case is entitled Patrick Finn and Lighthouse Management Group, Inc., as Receiver for First United Funding, LLC and Corey N. Johnston v. Centier Bank and Peoples Bank SB, Case Number 2:11-cv-00159. The Bank filed its answer in this action on May 24, 2011 and motion for partial summary judgment on June 7, 2011. On September 12, 2011, the U.S. District Court granted the Bank’s motion for partial summary judgment with respect to one of the two loans at issue.  The loan with respect to which partial summary judgment was granted involves an estimated liability exposure to the Bank of approximately $1,148,645.00.  On October 5, 2011, the Plaintiffs filed a Motion to Reconsider and Vacate the Partial Summary Judgment Order.  The Bank filed its response to the Motion to Reconsider  on October 24, 2011.  Discovery requests have been served on the Plaintiffs relating to the remaining claim of approximately $790,000, and the Plaintiffs responses are due on October 31, 2011.  The Bank is vigorously defending itself in this case.

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

101
The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

NORTHWEST INDIANA BANCORP

Date: October 27, 2011	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: October 27, 2011	/s/ Robert T. Lowry

Robert T. Lowry
Executive Vice President, Chief Financial Officer
and Treasurer