Form 10-K
period 2011-12-31
NORTHWEST INDIANA BANCORP
filed 2012-02-22
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer: ☐ Accelerated filer: ☐ Non-Accelerated filer: ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2011, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $32,319,369.

There were 2,828,977 shares of the registrant’s Common Stock, without par value, outstanding at January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1. 2011 Annual Report to Shareholders. (Part II)

2. Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders. (Part III

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

Recent Developments

The Current Economic Environment. We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, financial institutions continue to be affected by a sluggish real estate market and constrained financial markets. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

Impact of Legislation. Over the last three-and-a-half years, Congress and the U.S. Department of the Treasury have enacted legislation and taken actions to address the disruptions in the financial system, declines in the housing market, and the overall regulation of financial institutions and the financial system. In this regard, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp. Among other things, the Dodd-Frank Act abolished the Office of Thrift Supervision effective July 21, 2011 and transferred its functions to the Office of the Comptroller of the Currency, FDIC, and Federal Reserve. The Dodd-Frank Act also relaxes rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changes the scope of federal deposit insurance coverage, imposes new capital requirements on bank and thrift holding companies, and imposes limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment). The Dodd-Frank Act also established the Bureau of Consumer Financial Protection (the “BCFP”) within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies transferred to the BCFP. The BCFP has a large budget and staff, and has broad rulemaking authority over providers of credit, savings, and payment services and products. In this regard, the BCFP has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. State officials also will be authorized to enforce consumer protection rules issued by the BCFP. This bureau also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The BCFP also is directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive. Because the BCFP was only recently established and its director has been only recently appointed, there is significant uncertainty as to how the BCFP actually will exercise its regulatory, supervisory, examination, and enforcement authority. However, the BCFP’s authority to change regulations adopted in the past by other regulators (i.e., regulations issued under the Truth in Lending Act, for example), or to rescind or ignore past regulatory guidance, could increase the Bancorp’s compliance costs and litigation exposure.

Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Bancorp to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. However, the SEC has provided a temporary exemption for smaller reporting companies, such as the Bancorp, from the requirement to hold “say-on-pay” votes until the first annual or other shareholder meeting occurring on or after January 21, 2013. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Bancorp in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Bancorp’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Bancorp. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, continues to be uncertain.

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past four years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, especially in light of the recent European sovereign debt crisis, many lenders and institutional investors have continued to observe tight lending standards, including with respect to other financial institutions. These market conditions have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, and increased market volatility. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Bancorp and others in the financial institutions industry. In particular, the Bancorp may face the following risks in connection with these events:

•	We are experiencing, and expect to continue experiencing increased regulation of our industry, particularly as a result of the Dodd-Frank Act. Compliance with such regulation is expected to increase our costs and may limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•	Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation (FDIC) and reduced the ratio of reserves to insured deposits.

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

Concentrations of Real Estate Loans Subjects the Bancorp to Increased Risks as a result of a Protracted Real Estate Recession. A significant portion of the Bancorp’s loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While real estate values in almost all regions of the country, including the Midwest, have shown signs of stabilizing, the overall real estate market on a national level continues to show weakness indicative of a protracted real estate recession. A further weakening of the real estate market could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected

Forward-Looking Statements

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

Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2011, under the 15% of capital and surplus limitation was approximately $10,591,000. At December 31, 2011, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2011, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2011	2010	2009	2008	2007
Type of loan:
Conventional real estate loans:
Construction and development loans	$21,143	$46,371	$53,288	$54,975	$46,289
Loans on existing properties (1)	307,850	298,993	325,880	368,476	361,154
Consumer loans	472	763	1,504	1,966	2,399
Commercial business	63,293	61,726	63,099	49,309	46,953
Government and other (2)	8,643	10,380	14,474	14,783	11,664
Loans receivable (3)	$401,401	$418,233	$458,245	$489,509	$468,459
Type of collateral:
Real estate:
1-to-4 family	$154,135	$152,881	$184,437	$225,936	$229,012
Other dwelling units, land and commercial real estate	174,859	192,482	194,731	197,514	178,431
Consumer loans	472	763	1,446	1,879	2,290
Commercial business	63,293	60,232	61,522	47,523	45,441
Government	8,526	10,269	14,385	14,688	11,551
Loans receivable (4)	$401,285	$416,627	$456,521	$487,540	$466,725

Average loans outstanding during the period (3)	$409,787	$446,551	$472,541	$484,854	$472,212

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and deferred loan fees.
(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.

Loan Originations, Purchases and Sales. Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown. The amounts are stated in thousands (000’s).

	2011	2010	2009
Loans originated:
Conventional real estate loans:
Construction and development loans	$583	$2,058	$1,704
Loans on existing property	29,054	34,782	43,594
Loans refinanced	12,909	17,473	28,559
Total conventional real estate loans originated	42,546	54,313	73,857
Commercial business loans	87,943	93,909	134,302
Consumer loans	265	400	1,077
Total loans originated	$130,754	$148,622	$209,236

Loan participations purchased	$999	$974	$-
Whole loans and participations sold	$10,647	$42,364	$61,133

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2011 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$53,124	$64,427	$211,442	$328,993
Consumer loans	91	382	-	473
Commercial business, other loans	38,160	25,135	8,640	71,935
Total loans receivable	$91,375	$89,944	$220,082	$401,401

The following table sets forth the dollar amount of all loans due after one year from December 31, 2011, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate loans	$84,985	$190,884	$275,869
Consumer loans	382	-	382
Commercial business, other loans	24,719	9,056	33,775
Total	$110,086	$199,940	$310,026

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 95% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 95% of value. During 2011, 87% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five or seven year period. ARM originations totaled $5.8 million for 2011 and $5.9 million for 2010. During 2011, ARMs represented 15.8% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

At December 31, 2011, the Bancorp classified nineteen loans totaling $14.8 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. All of the loans classified as troubled debt restructurings are also considered impaired. The Bancorp’s troubled debt restructurings include two commercial real estate participation hotel loans in the amount of $5.6 million and one commercial real estate hotel loan in the amount of $5.0 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in which the borrower is in bankruptcy in the amount of $463 thousand, for which a significant deferral of principal and interest repayment was granted by the Bank as required by the bankruptcy plan; and fourteen mortgage loans totaling $1.3 million, for which maturity dates were materially extended. All of the loans classified as troubled debt restructurings are currently on non-accrual status except for two loans totaling $7.4 million, which are performing and have been kept on accrual status. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The following table sets forth information regarding the Bancorp’s non-performing assets as of December 31 for each period indicated. The amounts are stated in thousands (000’s).

	2011	2010	2009	2008	2007
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$2,481	$2,843	$2,789	$2,316	$1,383
Commercial	10,603	20,642	13,927	7,902	6,065
Commercial business	926	482	358	712	328
Consumer	-	-	-	7	-
Total	$14,010	$23,967	$17,074	$10,937	$7,776

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$279	$145	$1,268	$1,198	$819
Commercial	-	-	-	278	-
Commercial business	-	-	-	-	-
Consumer	-	3	223	-	23
Total	$279	$148	$1,491	$1,476	$842

Total of non-accrual and 90 days past due	$14,289	$24,115	$18,565	$12,413	$8,618

Ratio of non-performing loans to total assets	2.19%	3.82%	2.81%	1.87%	1.37%

Ratio of non-performing loans to total loans	3.56%	5.77%	4.05%	2.54%	1.84%

Foreclosed real estate	$2,457	$3,298	$3,747	$527	$136

Ratio of foreclosed real estate to total assets	0.38%	0.52%	0.57%	0.08%	0.02%

During 2011, gross interest income of $1,091,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $378,000.

Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Loans internally classified as substandard totaled $24.6 million at December 31, 2011, compared to $32.7 million at December 31, 2010. No loans are internally classified as doubtful at December 31, 2011 or 2010. No loans were classified as loss at either December 31, 2011 or 2010. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $24.3 million at December 31, 2010, compared to $16.9 million at December 31, 2011.

A loan is considered impaired when, based on current information and events it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2011, impaired loans totaled $20.4 million, compared to $26.0 million at December 31, 2010. The December 31, 2011, impaired loan balances consist of thirty-one commercial real estate and commercial business loans totaling $20.4 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, fourteen mortgage loans totaling $1.3 million, which are troubled debt restructurings have also been classified as impaired. The December 31, 2011 ALL contained $1.6 million in specific allowances for collateral deficiencies, compared to $2.8 million at December 31, 2010. During the fourth quarter of 2011, one additional commercial development project totaling $1.8 million was newly classified as impaired. Management’s current estimates indicate a $205 thousand collateral deficiency for this loan. In addition, during the fourth quarter of 2011, five loans totaling $4.9 million were removed from impaired status due to payoffs, transfers to foreclosed real estate and charge-offs. As of December 31, 2011, all loans classified as impaired were also included in the previously discussed substandard loan balances, except for mortgage loans. There were no other loans considered to be impaired loans as of December 31, 2011. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At December 31, 2011, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in disclosure of such loans as non-accrual, past due or restructured loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded. The Bancorp has a $1.1 million participation in a $5.7 million letter of credit, which acts as payment support to bondholders. The letter of credit is secured by a cash collateral account in the amount of $1.5 million and a collateralized guarantee in the amount of $1.0 million. Currently, the letter of credit participants have secured a signed lease from a new tenant that opened for operations during May 2009. The signing of the lease resolved one of the defaults that existed under the letter of credit document. During the first quarter of 2010, all prior remaining defaults were resolved. At December 31, 2011, the tenant's operations continue to provide sufficient cash flow to allow the borrower to meet debt obligations to the participants.

For 2011, $3.5 million in provisions to the ALL were required, compared to $5.6 million for 2010. The ALL provision decrease for 2011 is primarily a result of improved asset quality. The current year ALL provisions were primarily related to the current credit risk in the commercial real estate participation and commercial real estate loan portfolios. For 2011, charge-offs, net of recoveries, totaled $4.6 million, compared to $2.6 million for 2010. The 2011 net loan charge-offs of $4.6 million were comprised of $3.4 million in commercial real estate participation loans, $698 thousand in commercial real estate loans, $358 thousand in residential real estate loans, $160 thousand in commercial business loans and $12 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.99% at December 31, 2011, compared to 2.18% at December 31, 2010. The decrease in ALL to total loans was largely a result of charge-offs related to loans with previously identified valuation reserves. The ALL to non-performing loans (coverage ratio) was 56.03% at December 31, 2011, compared to 37.82% at December 31, 2010. The December 31, 2011 balance in the ALL account of $8.0 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans during the periods presented. The amounts are stated in thousands (000’s).

16

	2011	2010	2009	2008	2007
Balance at beginning of period	$9,121	$6,114	$5,830	$4,581	$4,267
Loans charged-off:
Real estate - residential	(470)	(764)	(489)	(27)	-
Commercial real estate	(880)	(900)	(268)	(64)	-
Commercial real estate participations	(3,366)	(987)	(7,133)	(1,026)	-
Commercial business	(163)	(182)	(504)	(1)	-
Consumer	(55)	(35)	(46)	(109)	(268)
Total charge-offs	(4,934)	(2,868)	(8,440)	(1,227)	(268)
Recoveries:
Residential real estate	112	38	1	2	3
Commercial real estate	182	-	15	7	-
Commercial real estate participations	-	248	45	-	-
Commercial business	3	10	116	-	24
Consumer	11	9	7	79	3
Total recoveries	308	305	184	88	30
Net (charge-offs) / recoveries	(4,626)	(2,563)	(8,256)	(1,139)	(238)
Provision for loan losses	3,510	5,570	8,540	2,388	552
Balance at end of period	$8,005	$9,121	$6,114	$5,830	$4,581

ALL to loans outstanding	1.99%	2.18%	1.33%	1.19%	0.98%
ALL to nonperforming loans	56.03%	37.82%	32.93%	46.97%	53.16%
Net charge-offs / recoveries to average loans out - standing during the period	-1.13%	-0.57%	-1.75%	-0.24%	-0.05%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2011		2010		2009		2008		2007
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	1,161	38.4	994	36.6	241	40.2	394	46.2	808	47.8
Commercial and other dwelling	5,728	43.5	7,477	45.9	5,371	42.5	3,934	40.3	2,353	39.2
Consumer loans	15	0.1	30	0.2	51	0.3	69	0.4	53	0.5

Commercial business and other	1,101	18.0	620	17.3	451	17.0	1,433	13.1	1,367	12.5
Total	8,005	100.0	9,121	100.0	6,114	100.0	5,830	100.0	4,581	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading. During 2011, management transferred its entire HTM securities portfolio to AFS in order to provide management with the ability to sell lower balance odd lot securities, divest of certain securities to reduce credit or interest rate risk within the portfolio, and be positioned to take advantage of other portfolio restructuring opportunities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2011, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2011, the Bancorp’s investment portfolio totaled $187.0 million. In addition, the Bancorp had $5.8 million federal funds sold, and $3.1 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2011	2010	2009
U.S. government agencies:
Available-for-sale	15,648	4,169	2,045
Mortgage-backed securities (1):
Available-for-sale	50,683	32,682	32,778
Held-to-maturity	-	824	1,018
Collateralized Mortgage Obligations (1):
Available-for-sale	60,514	64,460	53,030
Municipal Securities:
Available-for-sale	58,756	39,365	35,573
Held-to-maturity	-	17,573	18,539
Corporate Securities:
Available-for-sale	-	-	-
Trust Preferred Securities:
Available-for-sale	1,361	1,379	1,350
Totals	$186,962	$160,452	$144,333

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2011, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	-	0.00%
U.S. government Agencies:
AFS	-	0.00%	8,309	1.37%	7,339	1.82%	-	0.00%
Municipal Securities:
AFS	1,020	4.14%	6,290	4.36%	21,193	4.25%	30,253	4.23%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,361	1.30%
Totals	$1,020	4.14%	$14,599	2.66%	$28,532	3.62%	$31,614	4.10%

The Bancorp currently holds four trust preferred securities of which three of the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2011, the cost basis of the three trust preferred securities in non-accrual status totaled $3.9 million. Current estimates indicate that the interest payment delays may exceed ten years. One trust preferred security with a cost basis of $1.3 million remains in accrual status.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2011, the Bancorp had $15.4 million in repurchase agreements. Other borrowings totaled $36.6 million, of which $36.0 million represents FHLB advances.

Deposits. Retail and commercial deposits are attracted principally from within the Bancorp’s primary market area. The Bancorp offers a broad selection of deposit instruments including non-interest bearing demand accounts, interest bearing demand accounts, savings accounts, money market deposit accounts, certificate accounts and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Certificate accounts currently range in maturity from ten days to 42 months. The deregulation of federal controls on insured deposits has allowed the Bancorp to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Bancorp does not obtain funds through brokers.

The following table presents the average daily amount of deposits bearing interest and average rates paid on such deposits for the years indicated. The amounts are stated in thousands (000’s).

	2011		2010		2009
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$54,126	-	$48,975	-	$44,438	-
Interest bearing demand deposits	99,040	0.17	110,078	0.32	93,938	0.41
MMDA accounts	116,527	0.30	116,871	0.48	108,874	0.82
Savings accounts	69,529	0.15	60,830	0.20	55,665	0.22
Certificates of deposit	186,730	0.99	216,168	1.33	237,789	2.39
Total deposits	$525,952	0.71	$552,922	0.71	$540,704	1.31

Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2011 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$25,564
Over 3 months through 6 months	11,606
Over 6 months through 12 months	23,230
Over 12 months	13,875
Total	$74,275

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

	At December 31,
	2011	2010	2009
Fixed rate advances from the FHLB	$31,000	$24,000	$33,000
Putable advances from the FHLB	5,000	5,000	5,000
Variable advances from the FHLB	-	-	-
FHLB line-of-credit	-	3,248	8,464
Limited partnership obligation	-	-	-
Overdrawn due from & Treasury Tax & Loan	618	296	665
Total borrowings	$36,618	$32,544	$47,129

	At December 31,
Repurchase agreements:	2011	2010	2009
Balance	$15,395	$16,074	$15,893
Securities underlying the agreements:
Ending carrying amount	26,622	24,484	27,394
Ending fair value	26,622	24,915	27,829
Weighted average rate (1)	0.43%	0.70%	1.34%

	For year ended December 31,
	2011	2010	2009
Highest month-end balance	$24,258	$22,369	$23,451
Average outstanding balance	20,767	19,469	21,333
Weighted average rate on securities sold under agreements to repurchase (2)	0.51%	0.92%	1.36%

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

The activities of the Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2011, the market value of the Wealth Management Group’s assets totaled $260.5 million, an increase of $22.0 million, compared to December 31, 2010.

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

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2011.

Weighted average yield:
Securities	3.41%
Loans receivable	5.10%
Federal Home Loan Bank stock	2.64%
Total interest-earning assets	4.49%

Weighted average cost:
Deposit accounts	0.47%
Borrowed funds	1.50%
Total interest-bearing liabilities	0.56%

Interest rate spread:
Weighted average yield on interest-earning
assets minus the weighted average cost of
interest-bearing funds	3.93%

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2011	2010	2009
Return on average assets	0.84%	0.77%	0.37%
Return on average equity	8.90%	9.03%	4.55%
Average equity-to-average assets ratio	9.40%	8.56%	8.17%
Dividend payout ratio	31.57%	39.26%	136.90%

	At December 31,
	2011	2010	2009
Total stockholders’ equity to total assets	9.66%	8.89%	8.02%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000's).

	Year ended December 31, 2011			Year ended December 31, 2010			Year ended December 31, 2009
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$7,215	$18	0.25%	$12,135	$28	0.23%	$6,574	$9	0.14%
Federal funds sold	5,366	1	0.01	5,227	1	0.01	5,240	5	0.10
Securities	178,089	6,074	3.41	157,730	6,006	3.81	139,212	6,186	4.44
Total investments	190,670	6,093	3.20	175,092	6,035	3.45	151,026	6,200	4.11
Loans:*
Real estate mortgage loans	335,529	17,258	5.14	366,566	19,759	5.39	397,146	22,046	5.55
Commercial business loans	73,664	3,590	4.87	78,921	4,216	5.34	73,669	3,822	5.19
Consumer loans	594	45	7.58	1,064	76	7.14	1,725	121	7.02
Total loans	409,787	20,893	5.10	446,551	24,051	5.39	472,540	25,989	5.50
Total interest-earning assets	600,457	26,986	4.49	621,643	30,086	4.84	623,566	32,189	5.16
Allowance for loan losses	(9,092)			(7,585)			(6,153)
Cash and due from banks	8,365			7,773			9,243
Premises and equipment	18,780			19,412			19,444
Other assets	25,211			28,322			23,490
Total assets	$643,721			$669,565			$669,590

Liabilities:

Demand deposit	$54,126	-	-%	$48,975	-	-%	$44,438	-	-%
NOW accounts	99,040	172	0.17	110,078	353	0.32	93,938	389	0.41
Money market demand accounts	116,527	350	0.30	116,871	556	0.48	108,874	891	0.82
Savings accounts	69,529	102	0.15	60,830	122	0.20	55,665	124	0.22
Certificates of deposit	186,730	1,849	0.99	216,168	2,883	1.33	237,789	5,679	2.39
Total interest-bearing deposits	525,952	2,473	0.47	552,922	3,914	0.71	540,704	7,083	1.31
Borrowed funds	50,538	758	1.50	52,792	1,075	2.04	68,017	1,758	2.58
Total interest-bearing liabilities	576,490	3,231	0.56	605,714	4,989	0.82	608,721	8,841	1.45

Other liabilities	6,720			6,516			6,154
Total liabilities	583,210			612,230			614,875

Stockholders' equity	60,511			57,335			54,715
Total liabilities and stockholders' equity	$643,721			$669,565			$669,590
Net interest income		$23,755			$25,097			$23,348
Net interest spread			3.93%			4.02%			3.71%
Net interest margin**			3.96%			4.04%			3.74%

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

	Year Ended December 31,			Year Ended December 31,
	2011	vs.	2010	2010	vs.	2009
	Increase / (Decrease)			Increase / (Decrease)
	Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$(1,916)	$(1,242)	$(3,158)	$(1,408)	$(530)	$(1,938)
Securities	730	(662)	68	766	(946)	(180)
Other interest-earning assets	(7)	(3)	(10)	8	6	14
Total interest-earning assets	(1,193)	(1,907)	(3,100)	(634)	(1,470)	(2,104)

Interest Expense:
Deposits	(183)	(1,258)	(1,441)	126	(3,295)	(3,169)

Borrowed Funds	(44)	(273)	(317)	(354)	(329)	(683)
Total interest-bearing liabilities	(227)	(1,531)	(1,758)	(228)	(3,624)	(3,852)

Net change in net interest income/(expense)	$(966)	$(376)	$(1,342)	$(406)	$2,154	$1,748

Bank Subsidiary Activities

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2011, the Bank had an investment balance of $155 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2011, the Bank had an investment balance of $234.0 million in NWIN, LLC. The investment balance represents an increase of $25.3 million, as a result of capital contributions from the Bank of $19.0 million during 2011.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2011, the REIT held assets of $44.6 million in real estate loans.

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

The Bancorp faces strong competition in its primary market area for the attraction and retention of deposits and in the origination of loans. The Bancorp’s most direct competition for deposits has historically come from commercial banks, savings associations, and credit unions located in its primary market area. Particularly in times of high interest rates, the Bancorp has had significant competition from mutual funds and other firms offering financial services. The Bancorp’s competition for loans comes principally from savings associations, commercial banks, mortgage banking companies, credit unions, insurance companies, and other institutional lenders.

The Bancorp competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers and other third-party sources. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, competitive interest rates, convenient banking center locations, drive-up facilities, automatic teller machines, tax-deferred retirement programs, electronic banking, and other miscellaneous services.

The activities of the Bancorp and the Bank in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to the Bancorp. In addition, non-bank competitors are generally not subject to the extensive regulation applicable to the Bancorp and the Bank.

Personnel

As of December 31, 2011, the Bank had 170 full-time and 31 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has five officers (listed below under Item 4.5 “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

The following table shows that, at December 31, 2011, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2011, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2011, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$64.9	14.3%	$36.2	8.0%	$45.2	10.0%
Tier 1 capital to risk weighted assets	$59.2	13.1%	$18.1	4.0%	$27.1	6.0%
Tier 1 capital to adjusted average assets	$59.2	9.2%	$19.4	3.0%	$32.3	5.0%

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

During the second quarter of 2010, the Federal Reserve Bank of Chicago (the Reserve Bank) notified the Bancorp’s management that future shareholder dividend payments would require Reserve Bank permission in accordance with Supervisory Letter 09-4. The Reserve Bank’s requirement to approve future dividend payments was a result of the Bancorp’s $1.4 million net loss recorded during the third quarter of 2009. On January 28, 2011, the Bancorp’s Board of Directors adopted a resolution providing that the prior written consent of the Federal Reserve Bank of Chicago is required for the declaration of dividends by the Bancorp. On December 7, 2011, the Bancorp announced that the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.15 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 6, 2012. During December 2011, the Reserve Bank of Chicago approved the fourth quarter dividend payments. The current dividend policy is reflective of the Bancorp Board’s commitment that the shareholders long term interests are best served through the preservation of capital in the current stressed economic environment.

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules, provided that, for noninterest bearing transaction accounts there is unlimited insurance coverage through December 31, 2012. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Under the rules in effect through March 31, 2011, initial assessments ranged from 12 to 45 basis points of assessable deposits. However, pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), effective April 1, 2011, initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity.The Bank paid deposit insurance assessments of $946 thousand during the year ended December 31, 2011. For 2011, the deposit insurance assessment rate before applying one time credits was approximately 0.185% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2011, the FICO assessment rate ranged between 0.66 and 1.00 basis points for each $100 of insured deposits per quarter. The Bank paid interest payment assessments of $46 thousand during the year ended December 31, 2011. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

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

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lower. In February 2011, the FDIC approved a new rule effective April 1, 2011 (to be reflected in invoices for assessments due September 30, 2011), which implemented these changes. The new rule includes new rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2%, and 2.5%. The FDIC staff projected that the new rate schedules would be approximately revenue neutral.

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

Due to the recent difficult economic conditions, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 (which was later extended to December 31, 2011) and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through December 31, 2012. [The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage but elected not to participate in the unsecured debt guarantee program.] The assessments for unlimited noninterest bearing transaction account coverage where 15 basis points per $100 of insured deposits. The assessments for unsecured debt guarantee program coverage ranged from 50 to 100 basis points per annum per $100 of debt depending on the maturity of the debt.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2011, the Bank was in compliance with this requirement.

At December 31, 2011, the Bancorp owned $3.09 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of $36.0 million from the FHLBI. The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $85 thousand in 2011. At December 31, 2011, the Bancorp’s excess borrowing capacity from the FHLBI was $42.6 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of Gramm-Leach and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies transferred to the CFBP. The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practice in connection with the offering of consumer financial products. Additionally, this bureau is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. Moreover, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the Office of the Comptroller of the Currency and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates. Because the CFBP was only recently established and its director has been only recently appointed, there is significant uncertainty as to how the CFBP actually will exercise its regulatory, supervisory, examination, and enforcement authority. However, the CFBP’s authority to change regulations adopted in the past by other regulators (i.e., regulations issued under the Truth in Lending Act, for example), or to rescind or ignore past regulatory guidance, could increase the Bancorp’s compliance costs and litigation exposure. In sum, depending on how the CFBP functions and its areas of focus, this bureau and the regulations it issues in the future may have a material impact on the Bancorp’s business.

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

Federal Securities Law. The shares of Common Stock of the Bancorp have been registered with the SEC under the Securities Exchange Act (the “1934 Act”). The Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC there under. If the Bancorp has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

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

Financial System Regulatory Reform. On July 21, 2011, President Obama signed into law the Dodd-Frank Act which significantly changed the regulation of financial institutions and the financial services industry. Many provisions of the Dodd-Frank Act went into effect on July 21, 2011. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp, will be regulated in the future. Among other things, the Dodd-Frank Act abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxes rules regarding interstate banking, allows financial institutions to pay interest on business checking accounts, changes the scope of the federal deposit insurance coverage, and imposes new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which have an impact on the operating environment of the Bancorp in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Bancorp’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated there under and assess its probable impact on the business, financial condition, and results of operations of the Bancorp. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, continues to be uncertain at this time.

Other Future Legislation and Change in Regulations. Various other legislation, including proposals to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced. This legislation may change banking statutes and the operating environment of the Bancorp and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Bancorp cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of the Bancorp or the Bank.

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

Accounting for Income Taxes

At December 31, 2011, the Bancorp’s consolidated total deferred tax assets were $5.4 million and the consolidated total deferred tax liabilities were $3.6 million, resulting in a consolidated net deferred tax asset of $1.8 million, net of a $458,000 valuation allowance. Management believes it is probable that approximately 90% of the net deferred tax asset benefit will be realized after considering the historical and anticipated future levels of pretax earnings.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s twelve banking locations. The Bancorp owns all of its office properties.

The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2011. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue
Munster, IN 46321-3517	1985	$861,983	11,640	$3,119,550
141 W. Lincoln Highway
Schererville, IN 46375-1851	1990	717,420	9,444	2,029,317
7120 Indianapolis Blvd.
Hammond, IN 46324-2221	1978	111,103	2,600	941,706
1300 Sheffield
Dyer, IN 46311-1548	1976	148,209	2,100	929,915
7915 Taft
Merrillville, IN 46410-5242	1968	75,968	2,750	762,207
8600 Broadway
Merrillville, IN 46410-7034	1996	815,092	4,400	2,380,735
4901 Indianapolis Blvd.
East Chicago, IN 46312-3604	1995	577,535	4,300	1,603,348
1501 Lake Park Avenue
Hobart, IN 46342-6637	2000	1,694,502	6,992	2,786,883
9204 Columbia Avenue
Corporate Center Building
Munster, IN 46321-3517	2003	5,809,762	36,685	11,409,599
855 Stillwater Parkway
Crown Point, IN 46307-5361	2007	1,836,789	3,945	2,447,681
1801 W. 25th Avenue
Gary, IN 46404-3546	2008	1,609,235	2,700	1,907,289
2905 Calumet Avenue
Valparaiso, IN 46383-2645	2009	1,102,101	2,790	2,294,233
9903 Wicker Avenue
Saint John, IN 46373-9402	2010	2,882,597	2,980	2,150,158

At December 31, 2011, the Bank had an investment totaling $340 thousand in one location, which has been acquired for future development. The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS (formerly Metavante) Corporation located in Brown Deer, Wisconsin. FIS provides real time services for loans, deposits, retail delivery systems, card solutions and electronic banking. Additionally, the Bank utilizes Accutech in Muncie, Indiana for its Wealth Management operations.

The net book value of the Bank’s property, premises and equipment totaled $18.2 million at December 31, 2011.

Item 3. Legal Proceedings

Federal Reserve Resolution

During the fourth quarter of 2010, the Federal Reserve conducted an offsite review of the Bancorp. As a result of that review, on January 28, 2011, the Board of Directors of the Bancorp adopted a resolution whereby the Bancorp agrees to obtain the prior written consent of Federal Reserve Bank of Chicago prior to the declaration or payment of dividends, the redemption or repurchase of its stock, and any increase in its indebtedness. The Bancorp continues to operate under this resolution and is in compliance with all of its requirements.

Finn, et al., Litigation

On April 27, 2011, Patrick Finn and Lighthouse Management Group, Inc., as Receiver for First United Funding, LLC and Corey N. Johnston (the “Plaintiffs”), filed suit against the Bank and 34 other banks in the First Judicial District Court, Dakota County, Minnesota. The case is entitled Patrick Finn and Lighthouse Management Group, Inc., as Receiver for First United Funding, LLC and Corey N. Johnston v. Alliant Bank, et al., Court File No. 19HA-CV011-2212. The Receiver’s complaint is related to and arises from a separate criminal action against Mr. Johnston in which he pled guilty to bank fraud and filing a false income tax return. In this regard, the complaint states that Mr. Johnston admitted he used First United Funding, LLC (“FUF”) to defraud banks by overselling loan participation interests. The Bank is alleged as a possible recipient of fraudulent transfers from FUF or Mr. Johnston in connection with the Bank’s purchase of $10 million in participation interests in two FUF loans. The Plaintiffs seek avoidance of the alleged fraudulent transfers, judgment against the defendants in the amount of their profits which amounts to interest payments and fees, costs and attorneys’ fees, and other unspecified relief to be determined by the court. The amount of interest payments and fees the Plaintiffs allege they are entitled to recover from the Bank in this action is approximately $1.94 million. The Bank filed a motion to dismiss on May 26, 2011, and the Dakota County, Minnesota District Court heard arguments on the Bank’s motion on August 8, 2011. On November 1, 2011, the court denied the Bank’s motion to dismiss. The Bank has appealed that denial and the appeal currently remains pending. The Bank is vigorously defending itself in this case.

On May 3, 2011, in a related action the Plaintiffs also filed suit against the Bank and Centier Bank in the U.S. District Court for the Northern District of Indiana, containing substantially the same allegations and request for relief as set forth in the Minnesota state court action described above. This case is entitled Patrick Finn and Lighthouse Management Group, Inc., as Receiver for First United Funding, LLC and Corey N. Johnston v. Centier Bank and Peoples Bank SB, Case Number 2:11-cv-00159. The Bank filed its answer in this action on May 24, 2011 and motion for partial summary judgment on June 7, 2011. On September 12, 2011, the U.S. District Court granted the Bank’s motion for partial summary judgment with respect to one of the two loans at issue. The loan with respect to which partial summary judgment was granted involves an estimated liability exposure to the Bank of approximately $1,108,645. On October 5, 2011, the Plaintiffs filed a Motion to Reconsider and Vacate the Partial Summary Judgment Order. The Bank filed its response to the Motion to Reconsider on October 24, 2011. The motion to reconsider currently remains pending. Discovery is continuing with respect to the remaining claim of approximately $830,000, and the Bank is vigorously defending itself in this case.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4.5 Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2011	Position

David A. Bochnowski	66	Chairman and Chief Executive Officer
Joel Gorelick	64	President and Chief Administrative Officer
John J. Diederich	59	Executive Vice President
Robert T. Lowry	50	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	53	Senior Vice President, General Counsel Corporate Secretary

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

David A. Bochnowski is Chairman and Chief Executive Officer of the Bancorp and the Bank, and is accountable to the Board of Directors, customers, shareholders, employees and stakeholders for the operation of the company. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), now known as the new American Bankers Association (ABA) a national bank trade association where he serves on the Government Relations Council and Task Force on Regulatory Relations. He is a member of the Security and Exchange Commission’s Advisory Committee on Small and Emerging Companies. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Healthcare System, a former chairman and current board member of the Legacy Foundation of Lake County, a Director of the Quality of Life Council, a trustee of the Purdue Technology Center Northwest Indiana, a trustee of Calumet College, and an advisory trustee for the Gary YWCA. He is a former Chairman of the Indiana Department of Financial Institutions; former Chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association; former director of the Federal Home Loan Bank of Indianapolis; and, a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds undergraduate and Juris Doctorate degrees from Georgetown University and a Masters Degree from Howard University. He served as an officer in the United States Army and is a Vietnam veteran.

Joel Gorelick is President and Chief Administrative Officer of the Bancorp and the Bank. Mr. Gorelick has responsibility for coordinating the daily activities of consumer, residential, commercial lending, and wealth management activities. Mr. Gorelick has been with the Bank since 1983. He became a director in 2000. Mr. Gorelick is involved in many community service organizations and has served in positions such as president of the Northwest Indiana Boys & Girls Club, president of the Merrillville, IN, Rotary Club, chairman of the board of the Northwest Indiana Regional Development Corporation, and president of the Lake Central High School Athletics Booster Club. Mr. Gorelick also served as instructor for the Indiana Banker’s Commercial Lending School. Mr. Gorelick received recognition as the Small Business Advocate for 1999 at the Northwest Indiana Entrepreneurial Excellence awards program and was named the 2000 board member of the year by the National Association For Development Companies. The Indiana District Office of the U. S. Small Business Administration named Mr. Gorelick the year 2000 Financial Services Advocate of the Year. Mr. Gorelick has been appointed as a board member for the United States Selective Service System and currently serves as board member of the Lake County Economic Development Corporation, N.W. Indiana Regional Development Corporation. He holds a Master’s of Science in Business Administration from Indiana University and is a graduate of the Graduate School of Banking at the University of Wisconsin at Madison.

John J. Diederich is Executive Vice President of the Bancorp and the Bank. Mr. Diederich has responsibility for coordinating the daily activities of retail banking and for the solicitation of new customers for the Bank’s commercial lending, wealth management, municipal, and retail areas. Prior to joining the Bank in 2009, Mr. Diederich spent 35 years with JP Morgan Chase where his most recent responsibilities were as Regional President in Northwest Indiana. Mr. Diederich is involved in many community service organizations including serving as past Chairman of the Board of the Crisis Center, Inc., the Northwest Indiana Regional Development Company and the Northwest Indiana Boys and Girls Clubs. He has also been a Director of the Crown Point Community Foundation, the Valparaiso Family YMCA, and the Adult Education Alliance. Mr. Diederich is currently a trustee of the John W. Anderson Foundation and is on the Finance Committee for the Diocese of Gary. Mr. Diederich holds a B.S. Degree in Finance from St. Joseph’s College and a B.S. Degree in Accounting from Calumet College.

Robert T. Lowry is Executive Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, and financial reporting activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Assistant Controller, Internal Auditor and Controller. Mr. Lowry is a Certified Public Accountant (CPA). Mr. Lowry holds a Masters of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry is an instructor for the American Bankers Association online banking courses. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana as board treasurer and chairman of the finance committee. He is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society.

Leane E. Cerven is Senior Vice President, General Counsel, and Corporate Secretary of the Bancorp and the Bank. Ms. Cerven joined the Bancorp and the Bank in May of 2010. Prior to joining the Bancorp and Bank, she practiced law for sixteen years in Chicago, first as an Associate Attorney with Mayer, Brown & Platt where she practiced primarily in the banking area, which included transactions involving the Resolution Trust Corporation/FDIC, corporate, international, bankruptcy, and litigation practice areas, and then as Vice President and Legal Counsel for Bank One where she practiced primarily in the commercial finance area, including secured and unsecured transactions, mergers and acquisitions, workouts, purchase of assets out of bankruptcy, international and multicurrency transactions, syndications, ESOP financings, and capital regulations. She is licensed to practice law in Indiana and Illinois. Ms. Cerven holds a Juris Doctorate degree from Valparaiso University School of Law and a Bachelor of Arts degree from the University of Minnesota, Minneapolis. Ms. Cerven is actively involved in community service and serves on the Bioethics Committees for St. Catherine’s Hospital, East Chicago, and St. Mary’s Hospital, Hobart. She is a member of the Lake County Bar Association, the Indiana State Bar Association, the Chicago Bar Association, and the American Bar Association.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the caption "Market Information" in the 2011 Annual Report to Shareholders is incorporated herein by reference. Also see Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The information contained in the table captioned "Selected Consolidated Financial Data" in the 2011 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2011 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements

The financial statements contained in the 2011 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

NorthWest Indiana Bancorp (the “Bancorp”) conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Bancorp in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

With the participation of the Bancorp’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Bancorp’s system of internal control over financial reporting was effective as of December 31, 2011.

(c)	Evaluation of Changes in Internal Control Over Financial Reporting.

There were no changes in the Bancorp’s internal control over financial reporting in the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Item 9B. Other Information

There are no items reportable under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Election of Directors” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2011 with respect to the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	40,500	$25.30	240,450
Equity compensation plans not approved by security holders	0	0	0
Total	40,500	$25.30	240,450

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2011” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements:

The following financial statements of the Bancorp are incorporated herein by reference to the 2011 Annual Report to Shareholders, filed as Exhibit 13 to this report:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets, December 31, 2011 and 2010

(c)	Consolidated Statements of Income for the years ended December 31, 2011 and 2010

(d)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011 and 2010

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

(f)	Notes to Consolidated Financial Statements

All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.

(3)	Exhibits:

Exhibit
Number	Description
2.	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i.	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii.	By-Laws of NorthWest Indiana Bancorp (incorporated herein by reference to Exhibit 3.1 of the Bancorp’s Form 8-K dated August 3, 2009).

10.1. *	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2. *	Amended and Restated Employment Agreement, dated December 29, 2008, between Peoples Bank SB, NorthWest Indiana Bancorp and David A. Bochnowski (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated December 30, 2008).

10.3. *	Amended and Restated Employment Agreement, dated December 29, 2008, between Peoples Bank SB, NorthWest Indiana Bancorp and Joel Gorelick (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated December 30, 2008).

10.4. *	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005(incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.5. *	Amended and Restated 2004 Stock Option and Incentive Plan

10.6 *	Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (incorporated herein by reference to Exhibit 10.8 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.7 *	Form of Incentive Stock Option Agreement.

10.8 *	Form of Non-Qualified Stock Option Agreement.

10.9 *	Form of Agreement for Restricted Stock.

13.	2011 Annual Report to Shareholders.

21.	Subsidiaries of the Bancorp (incorporated herein by reference to Exhibit 21 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

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
David A. Bochnowski
Chairman of the Board and
Chief Executive Officer

Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 23, 2012:

Signature	Title

Principal Executive Officer:

/s/David A. Bochnowski	Chairman of the Board and
David A. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Robert T. Lowry	Senior Vice President,
Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/Frank J. Bochnowski	Director
Frank J. Bochnowski

/s/Lourdes M. Dennison	Director
Lourdes M. Dennison

/s/Edward J. Furticella	Director
Edward J. Furticella

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

/s/Stanley E. Mize	Director
Stanley E. Mize

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

EXHIBIT INDEX

Exhibit	Description

10.5	Amended and Restated 2004 Stock Option and Incentive Plan.

10.7	Form of Incentive Stock Option Agreement.

10.8	Form of Non-Qualified Stock Option Agreement.

10.9	Form of Agreement for Restricted Stock.

13.	2011 Annual Report to Shareholders.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

