Form 10-Q
period 2012-03-31
NORTHWEST INDIANA BANCORP
filed 2012-04-24
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012 or

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

There were 2,837,562 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2012.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, March 31, 2012 and December 31, 2011	1

	Consolidated Statements of Income, Three Months Ended March 31, 2012 and 2011	2

	Consolidated Statements of Comprehensive Income, Three Months ended March 31, 2012 and 2011	3

	Consolidated Statements of Changes in Stockholders' Equity, Three Months ended March 31, 2012 and 2011	3

	Consolidated Statements of Cash Flows, Three Months ended March 31, 2012 and 2011	4

	Notes to Consolidated Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29-30

PART II. Other Information		31

SIGNATURES		32

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer		34
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer		35
32.1 Section 1350 Certifications		36
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	March 31,
	2012	December 31,
(Dollars in thousands)	(unaudited)	2011

ASSETS

Cash and non-interest bearing balances in financial institutions	$8,513	$9,875
Interest bearing balances in financial institutions	16,733	10,676
Federal funds sold	5,382	5,816
Total cash and cash equivalents	30,628	26,367

Securities available-for-sale	188,104	186,962
Loans receivable	413,767	401,401
Less: allowance for loan losses	(8,206)	(8,005)
Net loans receivable	405,561	393,396
Federal Home Loan Bank stock	3,086	3,086
Accrued interest receivable	2,369	2,554
Premises and equipment	18,096	18,242
Foreclosed real estate	2,222	2,457
Cash value of bank owned life insurance	12,947	12,850
Prepaid FDIC insurance premium	1,389	1,523
Other assets	4,136	4,321

Total assets	$668,538	$651,758

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$61,791	$55,577
Interest bearing	475,074	471,304
Total	536,865	526,881
Repurchase agreements	21,587	15,395
Borrowed funds	38,882	36,618
Accrued expenses and other liabilities	7,449	9,904

Total liabilities	604,783	588,798

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;	361	361
shares issued: March 31, 2012 - 2,888,902
December 31, 2011 - 2,888,902
shares outstanding: March 31, 2012 - 2,837,562
December 31, 2011 - 2,835,403
Additional paid in capital	5,177	5,173
Accumulated other comprehensive income	2,367	2,536
Retained earnings	56,947	56,032
Treasury stock, common shares at cost: March 31, 2012 - 51,340 December 31, 2011 - 53,499	(1,097)	(1,142)

Total stockholders' equity	63,755	62,960

Total liabilities and stockholders' equity	$668,538	$651,758

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2012	2011
Interest income:
Loans receivable
Real estate loans	$4,250	$4,386
Commercial loans	850	960
Consumer loans	9	13
Total loan interest	5,109	5,359

Securities	1,386	1,520
Other interest earning assets	4	7

Total interest income	6,499	6,886

Interest expense:
Deposits	444	712
Repurchase agreements	20	28
Borrowed funds	181	173

Total interest expense	645	913

Net interest income	5,854	5,973
Provision for loan losses	525	1,110

Net interest income after provision for loan losses	5,329	4,863

Noninterest income:
Fees and service charges	638	585
Gain on sale of securities, net	366	263
Wealth management operations	332	274
Increase in cash value of bank owned life insurance	97	101
Gain on sale of loans held-for-sale, net	75	81
Gain on foreclosed real estate, net	36	59
Other	53	20

Total noninterest income	1,597	1,383

Noninterest expense:
Compensation and benefits	2,625	2,365
Occupancy and equipment	819	848
Data processing	271	252
Federal deposit insurance premiums	144	373
Marketing	75	141
Other	1,288	922

Total noninterest expense	5,222	4,901

Income before income tax expenses	1,704	1,345
Income tax expenses	350	173

Net income	$1,354	$1,172

Earnings per common share:
Basic	$0.48	$0.41
Diluted	$0.48	$0.41

Dividends declared per common share	$0.15	$0.15

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2012	2011

Net income	$1,354	$1,172

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains arising during the period	110	897
Less: reclassification adjustment for gains included in net income	(366)	(263)
Net securities (loss)/gain during the period	(256)	634
Tax effect	89	(218)
Net of tax amount	(167)	416

Net change in unrecognized gain on postretirement benefit:
Net loss on post retirement benefit	-	-
Amortization of net actuarial gain	(2)	(2)
Net loss during the period	(2)	(2)
Tax effect	-	-
Net of tax amount	(2)	(2)
Other comprehensive (loss)/income, net of tax	(169)	414

Comprehensive income, net of tax	$1,185	$1,586

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2012	2011

Balance at beginning of period	$62,960	$56,089

Comprehensive income:
Net income	1,354	1,172
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	(167)	416
Amortization of unrecognized gain on postretirement benefit	(2)	(2)
Comprehensive income	1,185	1,586

Stock based compensation expense	4	9

Sale of treasury stock	31	31

Cash dividends	(425)	(424)

Balance at end of period	$63,755	$57,291

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,354	$1,172
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(3,011)	(2,788)
Sale of loans originated for sale	3,071	3,261
Depreciation and amortization, net of accretion	609	548
Amortization of mortgage servicing rights	31	45
Stock based compensation expense	4	9
Gain on sale of securities, net	(366)	(263)
Gain on sale of loans held-for-sale, net	(75)	(81)
Gain on foreclosed real estate, net	(36)	(59)
Provision for loan losses	525	1,110
Net change in:
Interest receivable	185	93
Other assets	385	539
Accrued expenses and other liabilities	(2,455)	924
Total adjustments	(1,133)	3,338
Net cash - operating activities	221	4,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	15,505	8,875
Proceeds from sales of securities available-for-sale	7,961	6,384
Purchases of securities available-for-sale	(24,742)	(25,858)
Proceeds from maturities and pay downs of securities held-to-maturity	-	619
Net change in loans receivable	(12,934)	6,281
Proceeds from sales of foreclosed real estate	515	633
Purchase of premises and equipment, net	(214)	(42)
Cash value of bank owned life insurance	(97)	(101)
Net cash - investing activities	(14,006)	(3,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	9,984	4,917
Proceeds from FHLB advances	2,000	-
Repayment of FHLB advances	-	(3,000)
Change in other borrowed funds	6,456	4,817
Proceeds from sale of treasury stock	31	31
Dividends paid	(425)	(424)
Net cash - financing activities	18,046	6,341
Net change in cash and cash equivalents	4,261	7,642
Cash and cash equivalents at beginning of period	26,367	10,938
Cash and cash equivalents at end of period	$30,628	$18,580

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$653	$982
Income taxes	$168	$5
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$304	$120

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC and NWIN Funding, Inc. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2012 and December 31, 2011, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity, for the three months ended March 31, 2012 and 2011, and consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. The income reported for the three month period ended March 31, 2012 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Securities

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2012
U.S. government sponsored entities	$17,158	$28	$(32)	$17,154
Collateralized mortgage obligations and residential mortgage-backed securities	111,312	3,753	(22)	115,043
Municipal securities	50,845	3,700	(25)	54,520
Collateralized debt obligations	5,214	-	(3,827)	1,387
Total securities available-for-sale	$184,529	$7,481	$(3,906)	$188,104

December 31, 2011
U.S. government sponsored entities	$15,610	$41	$(3)	$15,648
Collateralized mortgage obligations and residential mortgage-backed securities	107,569	3,630	(2)	111,197
Municipal securities	54,738	4,018	-	58,756
Collateralized debt obligations	5,214	-	(3,853)	1,361
Total securities available-for-sale	$183,131	$7,689	$(3,858)	$186,962

The fair value of available-for-sale debt securities and carrying amount, if different, at March 31, 2012 by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
March 31, 2012	Value	Yield (%)
Due in one year or less	$926	6.19
Due from one to five years	9,582	3.75
Due from five to ten years	32,830	4.31
Due over ten years	29,723	5.81
Collateralized mortgage obligations and residential mortgage-backed securities	115,043	3.12
Total	$188,104	3.80

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	March 31,	March 31,
	2012	2011

Proceeds	$7,961	6,384
Gross gains	366	263
Gross losses	-	-

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized
gain/(loss)
Beginning balance, December 31, 2011	$2,476
Current period change	(167)
Ending balance, March 31, 2012	$2,309

Securities with carrying values of approximately $71,488,000 and $70,412,000 were pledged as of March 31, 2012 and December 31, 2011, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at March 31, 2012 and December 31, 2011 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
U.S. government sponsored entities	$9,318	$(32)	$-	$-	$9,318	$(32)
Collateralized mortgage obligations and residential mortgage-backed securities	4,063	(22)	-	-	4,063	(22)
Municipal securities	482	(25)	-	-	482	(25)
Collateralized debt obligations	-	-	1,387	(3,827)	1,387	(3,827)
Total temporarily impaired	$13,863	$(79)	$1,387	$(3,827)	$15,250	$(3,906)
Number of securities		14		4		18

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011
U.S. government sponsored entities	$1,287	$(3)	$-	$-	$1,287	$(3)
Collateralized mortgage obligations and residential mortgage-backed securities	2,030	(2)	-	-	2,030	(2)
Municipal securities	-	-	-	-	-	-
Collateralized debt obligations	-	-	1,361	(3,853)	1,361	(3,853)
Total temporarily impaired	$3,317	$(5)	$1,361	$(3,853)	$4,678	$(3,858)
Number of securities		2		4		6

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality or have undisrupted cash flows. Management has the intent and ability to hold those securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates and volatility in securities markets. The fair value is expected to recover as the securities approach maturity.

Note 4 - Loans Receivable

	(Dollars in thousands)
	March 31, 2012	December 31, 2011
Loans secured by real estate:
Construction and land development	$21,338	$21,143
Residential, including home equity	156,750	154,426
Commercial real estate and other dwelling	163,498	153,715
Total loans secured by real estate	341,586	329,284
Consumer loans	562	472
Commercial business	64,714	63,384
Government and other	7,238	8,643
Subtotal	414,100	401,783
Less:
Net deferred loan origination fees	(275)	(264)
Undisbursed loan funds	(58)	(118)
Loans receivable	$413,767	$401,401

			Commercial Real
			Estate,
			Construction &
	Residential Real		Land Development,	Commercial
	Estate, Including		and Other	Participations	Commercial
(Dollars in thousands)	Home Equity	Consumer Loans	Dwellings	Purchased	Business Loans	Government	Total

The Bancorp's activity in the allowance for loan losses is summarized below for the three months ended March 31, 2012:

Allowance for loan losses:
Beginning Balance	$1,161	$15	$3,329	$2,399	1,101	$-	$8,005
Charge-offs	(194)	(4)	(101)	(29)	-	-	(328)
Recoveries	-	2	-	-	2	-	4
Provisions	228	24	437	(37)	(127)	-	525
Ending Balance	$1,195	$37	$3,665	$2,333	$976	$-	$8,206

The Bancorp's allowance for loan losses impairment evaluation at March 31, 2012:

Ending balance: individually evaluated for impairment	$12	$-	$1,247	$336	$271	$-	$1,866

Ending balance: collectively evaluated for impairment	$1,183	$37	$2,418	$1,997	$705	$-	$6,340

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FINANCING RECEIVABLES
Ending balance	$156,452	$563	$165,651	$19,185	$64,678	$7,238	$413,767

Ending balance: individually evaluated for impairment	$764	$-	$10,988	$7,110	$1,998	$-	$20,860

Ending balance: collectively evaluated for impairment	$155,688	$563	$154,663	$12,075	$62,680	$7,238	$392,907

The Bancorp's activity in the allowance for loan losses is summarized below for the three months ended March 31, 2011:

Allowance for loan losses:
Beginning Balance	$994	$30	$2,773	$4,704	$620	$-	$9,121
Charge-offs	(138)	(2)	(393)	(40)	-	-	$(573)
Recoveries	-	9	-	-	25	-	$34
Provisions	183	(17)	617	404	(77)	-	$1,110
Ending Balance	$1,039	$20	$2,997	$5,068	$568	$-	$9,692

The Bancorp's allowance for loan losses impairment evaluation at December 31, 2011:

Ending balance: individually evaluated for impairment	$10	$-	$1,043	$252	$304	$-	$1,609

Ending balance: collectively evaluated for impairment	$1,151	$15	$2,286	$2,147	$797	$-	$6,396

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FINANCING RECEIVABLES
Ending balance	$154,135	$472	$154,618	$20,240	$63,293	$8,643	$401,401

Ending balance: individually evaluated for impairment	$1,282	$-	$11,007	$7,170	$2,214	$-	$21,673

Ending balance: collectively evaluated for impairment	$152,853	$472	$143,611	$13,070	$61,079	$8,643	$379,728

The Bancorp’s credit quality indicators, are summarized below at March 31, 2012 and December 31, 2011:

		(Dollars in thousands)
		Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
		Commercial Real Estate, Construction
		& Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Government
Loan Grades		2012	2011	2012	2011	2012	2011	2012	2011
2	Moderate risk	$24	$25	$-	$-	$4,770	$4,467	$-	$-
3	Acceptable risk	97,270	85,703	1,375	2,387	40,280	37,713	7,238	8,643
4	Pass/monitor	51,303	51,429	5,506	5,903	15,799	17,532	-	-
5	Special mention (watch)	5,499	5,509	4,749	4,780	1,462	978	-	-
6	Substandard	11,555	11,952	7,555	7,170	2,367	2,603	-	-
7	Doubtful	-	-	-	-	-	-	-	-
	Total	$165,651	$154,618	$19,185	$20,240	$64,678	$63,293	$7,238	$8,643

			(Dollars in thousands)
		Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
		Residential Real Estate,
		Including Home Equity		Consumer Loans
		2012	2011	2012	2011
Performing		$150,073	$151,375	$547	$472
Nonperforming		6,379	2,760	16	-
	Total	$156,452	$154,135	$563	$472

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

3 – Acceptable risk

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

Performing loans are loans that are paying as agreed and are less than ninety days past due on payments of interest and principal.

The Bancorp’s cumulative outstanding troubled debt restructurings are summarized below:

(Dollars in thousands)
					Pre-	Post-
		Pre-Modification	Post-Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	March 31, 2012			December 31, 2011
Troubled debt restructurings outstanding at the end of the periods presented:
Residential real estate, including home equity	9	$764	$764	14	$1,290	$1,282
Consumer loans	-	-	-	-	-	-
Commercial real estate, construction & land development, and other dwellings	3	8,097	7,781	3	8,097	7,836
Commercial participations purchased	2	7,975	5,576	2	7,975	5,635
Commercial business loans	-	-	-	-	-	-
Government	-	-	-	-	-	-

	Number of	Recorded		Number of	Recorded
	Contracts	Investment		Contracts	Investment
	March 31, 2012			December 31, 2011
Troubled debt restructurings that subsequently defaulted during the periods presented:
Residential real estate, including home equity	-	$-		-	$-
Consumer loans	-	-		-	-
Commercial real estate, construction & land development, and other dwellings	-	-		1	376
Commercial participations purchased	-	-		-	-
Commercial business loans	-	-		-	-
Government	-	-		-	-

The Bancorp’s individually evaluated impaired loans are summarized below:

				For the three months ended
	As of March 31, 2012			March 31, 2012
				Average	Interest
	Recorded	Unpaid Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$13	$-
Commercial real estate, construction & land development, and other dwellings	702	916	-	1,654	5
Commercial participations purchased	1,534	5,359	-	2,714	-
Commercial business loans	611	611	-	437	25
With an allowance recorded:
Residential real estate, including home equity	764	764	12	420	1
Commercial real estate, construction & land development, and other dwellings	10,286	10,341	1,247	8,782	309
Commercial participations purchased	5,576	7,455	336	7,746	90
Commercial business loans	1,387	1,388	271	991	31
Total:
Residential real estate, including home equity	$764	$764	$12	$433	$1
Commercial real estate, construction & land development, and other dwellings	$10,988	$11,257	$1,247	$10,436	$314
Commercial participations purchased	$7,110	$12,814	$336	$10,460	$90
Commercial business loans	$1,998	$1,999	$271	$1,428	$56

				For the three months ended
	As of December 31, 2011			March 31, 2011
				Average	Interest
	Recorded	Unpaid Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$64	$-
Commercial real estate, construction & land development, and other dwellings	690	880	-	3,856	229
Commercial participations purchased	2,483	8,158	-	2,878	92
Commercial business loans	793	818	-	1,370	-
With an allowance recorded:
Residential real estate, including home equity	1,282	1,282	10	28	1
Commercial real estate, construction & land development, and other dwellings	10,317	12,662	1,043	5,668	139
Commercial participations purchased	4,687	4,687	252	10,242	236
Commercial business loans	1,421	1,421	304	135	6
Total:
Residential real estate, including home equity	$1,282	$1,282	$10	$92	$1
Commercial real estate, construction & land development, and other dwellings	$11,007	$13,542	$1,043	$9,524	$368
Commercial participations purchased	$7,170	$12,845	$252	$13,120	$328
Commercial business loans	$2,214	$2,239	$304	$1,505	$6

The Bancorp's age analysis of past due financing receivables is summarized below:

	(Dollars in thousands)
							Recorded
							Investments
						Total	Greater than
	30-59 Days Past	60-89 Days Past	Greater Than 90			Financing	90 Days and
	Due	Due	Days Past Due	Total Past Due	Current	Receivables	Accruing
March 31, 2012
Residential real estate, including home equity	$3,768	$1,097	$1,515	$6,380	$150,072	$156,452	$-
Consumer loans	1	15	-	16	547	563	-
Commercial real estate, construction & land development, and other dwellings	788	764	3,102	4,654	160,997	165,651	-
Commercial participations purchased	6	-	7,110	7,116	12,069	19,185	-
Commercial business loans	330	209	560	1,099	63,579	64,678	-
Government	-	-	-	-	7,238	7,238	-
Total	$4,893	$2,085	$12,287	$19,265	$394,502	$413,767	$-

December 31, 2011
Residential real estate, including home equity	$3,413	$874	$2,663	$6,950	$147,185	$154,135	$279
Consumer loans	7	-	-	7	465	472	-
Commercial real estate, construction & land development, and other dwellings	604	238	1,616	2,458	152,160	154,618	-
Commercial participations purchased	7	-	7,169	7,176	13,064	20,240	-
Commercial business loans	458	323	717	1,498	61,795	63,293	-
Government	-	-	-	-	8,643	8,643	-
Total	$4,489	$1,435	$12,165	$18,089	$383,312	$401,401	$279

The Bancorp's financing receivables on nonaccrual status are summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2012	2011
Residential real estate, including home equity	$1,988	$2,481
Consumer loans	-	-
Commercial real estate, construction & land development, and other dwellings	3,468	3,433
Commercial participations purchased	7,110	7,170
Commercial business loans	755	926
Government	-	-
Total	$13,321	$14,010

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2012	2011
Construction & land development	$1,334	$1,334
Residential real estate	455	554
Commercial real estate and other dwelling	433	569
Total	$2,222	$2,457

Note 6 - Lease Obligations

During the fourth quarter of 2011, the Bancorp entered into an agreement to lease commercial loan document preparation and credit management software under an operating lease that expires in 2016. No contract fees have yet been paid out during 2012. As of March 31, 2012, future minimum annual payments under this lease are expected to be as follows:

(Dollars in thousands)
2012	$19
2013	38
2014	38
2015	38
2016	38
2017	19
Total	$190

Note 7 - Concentrations of Credit Risk

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

Note 8 - Earnings Per Share

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2012 and 2011 are as follows:

	(Dollars in thousands, except per share data)
	Three Months Ended
	March 31,
	2012	2011
Basic earnings per common share:
Net income as reported	$1,354	$1,172
Weighted average common shares outstanding	2,837,022	2,828,977
Basic earnings per common share:	$0.48	$0.41
Diluted earnings per common share:
Net income as reported	$1,354	$1,172
Weighted average common shares outstanding	2,837,022	2,828,977
Add: Dilutive effect of assumed stock option exercises	-	-
Weighted average common and dilutive potential common shares outstanding	2,837,022	2,828,977
Diluted earnings per common share	$0.48	$0.41

Note 9 - Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock. As required by the Compensation – Stock Compensation Topic, companies are required to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the three months ended March 31, 2012, stock based compensation expense of $4 thousand was recorded, compared to $9 thousand for the three months ended March 31, 2011. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $11 thousand in 2012 and $12 thousand in 2013.

There were no shares of restricted stock granted during the first three months of either 2012 or 2011.

A summary of option activity under the Bancorp’s incentive stock option plan for the three months ended March 31, 2012 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2012	40,500	$25.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(14,550)	$22.15
Outstanding at March 31, 2012	25,950	$27.06	1.4	-
Exercisable at March 31, 2012	24,950	$27.01	1.2	-

Note 10 - Adoption of New Accounting Standards

Update Number 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update to Fair Value Measurement (Topic 820) results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Bancorp has adopted this update as of January 1, 2012. Adoption had not resulted in any changes in valuation techniques nor related inputs.

Update Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This accounting standard update was issued to increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS. Current U.S. GAAP allows the Bancorp to present other comprehensive income as part of the statement of changes in stockholders’ equity. This accounting standard update eliminates that option and requires consecutive presentation of the statement of net income and the statement of comprehensive income. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements are effective for public entities for reporting periods beginning after December 15, 2011 and will be applied retrospectively. A Consolidated Statement of Comprehensive Income has been included as part of the company’s unaudited financial statements, as of March 31, 2012 and 2011.

Update Number 2011-12 – Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards update No. 2011-05. This update to Comprehensive Income (Topic 220) defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The deferral supersedes only the paragraphs pertaining to how and where reclassification adjustments are presented. The amendments in this update are effective for public entities for reporting periods beginning after December 15, 2011.

Note 11 - Fair Value

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

The fair values of securities available-for-sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Different judgments and assumptions used in pricing could result in different estimates of value. In certain cases where market data is not readily available because of a lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.

At the end of each reporting period, securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with the Investments – Debt and Equity Securities Topic. Impairment is other-than-temporary if the decline in the fair value is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates. The Bancorp considers the following factors when determining an other-than-temporary impairment for a security: the length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; an assessment of whether the Bancorp (1) has the intent to sell the debt securities or (2) more likely than not will be required to sell the debt securities before their anticipated market recovery. If either of these conditions is met, management will recognize other-than-temporary impairment. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings.

For the quarter ended March 31, 2012, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, bank call reports filed with the FDIC and thrift financial reports provided by the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary during the quarter ended March 31, 2012.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2011	$265
Additions not previously recognized	-
Ending balance, March 31, 2012	$265

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of March 31, 2012:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	Caa3	C	CCC-	C
Book value	$1,256,972	$1,296,077	$1,308,686	$1,351,903
Fair value	249,551	213,286	584,400	339,589
Unrealized gains/(losses)	(1,007,421)	(1,082,791)	(724,286)	(1,012,314)
Lowest credit rating assigned	Caa3	C	CCC-	C
Number of performing banks	50	26	54	43
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	17	9	1	1
Number of issuers in deferral	13	7	11	12
Defaults & deferrals as a % of performing collateral	48.89%	39.16%	17.84%	37.46%
Subordination:
As a % of performing collateral	-6.85%	-22.82%	33.73%	0.86%
As a % of performing collateral - adjusted for projected future defaults	-14.40%	-32.78%	27.89%	-7.53%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.20%	2.50%	2.70%	2.60%
Year 2 - issuer average	2.20%	2.50%	2.70%	2.60%
Year 3 - issuer average	2.20%	2.50%	2.70%	2.60%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41,100	$132,000	$30,450	$61,950

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At March 31, 2012, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At March 31, 2012, three of the trust preferred securities with a cost basis of $3.9 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2012. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$17,154	$-	$17,154	$-
Collateralized mortgage obligations and residential mortgage-backed securities	115,043	-	115,043	-
Municipal securities	54,520	-	54,520	-
Collateralized debt obligations	1,387	-	-	1,387
Total securities available-for-sale	$188,104	$-	$186,717	$1,387

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$15,648	$-	$15,648	$-
Collateralized mortgage obligations and residential mortgage-backed securities	111,197	-	111,197	-
Municipal securities	58,756	-	58,756	-
Collateralized debt obligations	1,361	-	-	1,361
Total securities available-for-sale	$186,962	$-	$185,601	$1,361

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

Fair Value Measurements at
March 31, 2012 Using
Significant Unobservable
Inputs
(Dollars in thousands)	(Level 3)
Available-for-
sale securities
Collateralized Debt Obligations
Beginning balance, December 31, 2011	$1,361
Transfers in and/or (out) of Level 3	-
T otal gains or (losses)
Included in earnings	-
Included in other comprehensive income	26
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, March 31, 2012	$1,387

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$18,994	$-	$-	$18,994
Foreclosed real estate	1,892	-	-	1,892

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$20,064	$-	$-	$20,064
Foreclosed real estate	2,217	-	-	2,217

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The unpaid principal balance of impaired loans was $20.9 million and the related specific reserves totaled $1.9 million, resulting in a fair value of impaired loans totaling $19.0 million, at March 31, 2012. The unpaid principal balance of impaired loans was $21.7 million and the related specific reserves totaled $1.6 million, resulting in a fair value of impaired loans totaling $20.1 million, at December 31, 2011. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals.

The following table shows fair values and the related carrying values of financial instruments as of the dates indicated. Items that are not financial instruments are not included.

	(Dollars in thousands)
	March 31, 2012
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$30,628	$30,628
Securities available-for-sale	188,104	188,104
Loans receivable, net	405,561	405,620
Federal Home Loan Bank stock	3,086	3,086
Accrued interest receivable	2,369	2,369

Financial liabilities:
Demand and savings deposits	356,247	356,247
Certificates of deposit	180,618	180,870
Repurchase agreements	21,587	21,599
Borrowed funds	38,882	39,209
Accrued interest payable	59	59

	(Dollars in thousands)
	December 31, 2011
	Carrying	Estimated
	Value	Fair Value
Financial assets:
Cash and cash equivalents	$26,367	$26,367
Securities available-for-sale	186,962	186,962
Loans receivable, net	393,396	394,385
Federal Home Loan Bank stock	3,086	3,086
Accrued interest receivable	2,554	2,554

Financial liabilities:
Demand and savings deposits	349,959	349,959
Certificates of deposit	176,922	177,240
Repurchase agreements	15,395	15,407
Borrowed funds	36,618	37,270
Accrued interest payable	67	67

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of March 31, 2012 and December 31, 2011. The estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, demand and savings deposits, and accrued interest receivable and payable are considered to approximate carrying book value. The fair values of securities available-for-sale are obtained from broker pricing. The estimated fair value for loans is based on estimates of the rate the Bancorp would charge for similar such loans at March 31, 2012 and December 31, 2011, applied for the time period until estimated repayment. The estimated fair value for certificates of deposit are based on estimates of the rate the Bancorp would pay on such deposits at March 31, 2012 and December 31, 2011, applied for the time period until maturity. The estimated fair value for repurchase agreements and other borrowed funds is based on current rates for similar financings. The estimated fair value of other financial instruments, and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

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

At March 31, 2012, the Bancorp had total assets of $668.5 million, total loans of $413.8 million and total deposits of $536.9 million. Stockholders' equity totaled $63.8 million or 9.54% of total assets, with book value per share at $22.47. Net income for the quarter ended March 31, 2012, was $1.4 million, or $0.48 earnings per common share for both basic and diluted calculations. For the quarter ended March 31, 2012, the return on average assets (ROA) was 0.83%, while the return on average stockholders’ equity (ROE) was 8.36%.

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

Financial Condition

During the three months ended March 31, 2012, total assets increased by $16.8 million (2.6%), with interest-earning assets increasing by $19.1 million (3.1%). At March 31, 2012, interest-earning assets totaled $627.1 million compared to $607.9 million at December 31, 2011. Earning assets represented 93.8% of total assets at March 31, 2012, compared to 93.3% at December 31, 2011.

Loans receivable totaled $413.8 million at March 31, 2012, compared to $401.4 million at December 31, 2011. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp’s end-of-period loan balances were as follows:

	March 31,
	2012		December 31,
(Dollars in thousands)	(unaudited)		2011
	Balance	% Loans	Balance	% Loans

Construction & development loans	$21,338	5.2%	$21,143	5.3%
Residential mortgage loans	135,541	32.8%	132,231	32.9%
Multifamily loans	14,682	3.5%	7,313	1.8%
Commercial real estate loans	148,816	36.0%	146,402	36.5%
Consumer loans	21,474	5.2%	22,376	5.6%
Commercial business loans	64,678	15.6%	63,293	15.8%
Government and other loans	7,238	1.7%	8,643	2.1%
Total loans	$413,767	100.0%	$401,401	100.0%

Adjustable rate loans / total loans	$257,856	62.3%	$244,075	60.8%

	March 31,
	2012	December 31,
	(unaudited)	2011

Total loans to total assets	61.9%	61.6%
Total loans to earning assets	66.0%	66.0%
Total loans to total deposits	77.1%	76.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities 15 years and greater. However, at times the Bancorp will implement balance sheet strategies that portfolio certain fixed rate mortgages in an effort to effectively manage both earnings risk and interest rate risk. These fixed rate mortgage loans are identified as held for sale when originated and sold, on a case-by-case basis, in the secondary market. During the three months ended March 31, 2012, the Bancorp sold $3.1 million in fixed rate mortgage loans, compared to $3.3 million during the three months ended March 31, 2011. Net gains realized from mortgage loan sales totaled $75 thousand for the three months ended March 31, 2012, compared to $81 thousand for the three months ended March 31, 2011. At March 31, 2012, the Bancorp had no loans that were classified as held for sale.

The allowance for loan losses (ALL) is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses, and decreased by charge-offs net of recoveries. A loan is charged-off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. The determination of the amounts of the ALL and provisions for loan losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability as of the reporting date. The appropriateness of the current period provision and the overall adequacy of the ALL are determined through a disciplined and consistently applied quarterly process that reviews the Bancorp’s current credit risk within the loan portfolio and identifies the required allowance for loan losses given the current risk estimates.

Historically, the Bancorp has successfully originated commercial real estate loans within its primary lending area. However, beginning in the fourth quarter of 2005, in response to a decrease in local loan demand and in an effort to reduce the potential credit risk associated with geographic concentrations, a strategy was implemented to purchase commercial real estate participation loans outside of the Bancorp’s primary lending area. The strategy to purchase these commercial real estate participation loans was limited to 10% of the Bancorp’s loan portfolio. The Bancorp’s management discontinued the strategy during the third quarter of 2007. As of March 31, 2012, the Bancorp’s commercial real estate participation loan portfolio carried an aggregate balance of $19.7 million. Of the $19.7 million in commercial real estate participation loans, $5.3 million has been purchased within the Bancorp’s primary lending area and $14.4 million outside of the primary lending area. At March 31, 2012, $7.1 million, or 36.0%, of the Bancorp’s commercial real estate participation loans have been internally classified as substandard and have been placed on non-accrual status. All $7.1 million in substandard commercial real estate participation loans placed on non-accrual status are located outside of the Bancorp’s primary lending area. The discussion in the paragraphs that follow regarding non-performing loans, internally classified loans and impaired loans includes loans from the Bancorp’s commercial real estate participation loan portfolio.

For all of its commercial real estate participation loans, consistent with current regulatory guidelines the Bancorp’s management requires that the lead lenders obtain external appraisals to determine the fair value of the underlying collateral for any collateral dependent loans. The Bancorp’s management requires current external appraisals when entering into a new lending relationship or when events have occurred that materially change the assumptions in the existing appraisal. The lead lenders receive external appraisals from qualified appraisal firms that have expertise in valuing commercial properties and are able to comply with the required scope of the engagement. After the lead lender receives the external appraisal and performs its compliance review, the appraisal is forwarded to the Bancorp for review. The Bancorp’s management validates the external appraisal by conducting an internal in-house review by personnel with expertise in commercial real estate developments. If additional expertise is needed, an independent review appraiser is hired to assist in the evaluation of the appraisal. The Bancorp is not aware of any significant time lapses during this process. Periodically, the Bancorp’s management may make adjustments to the external appraisal assumptions if additional known quantifiable data becomes available that materially impacts the value of a project. Examples of adjustments that may occur are changes in property tax assumptions or changes in capitalization rates. The Bancorp’s management relies on up-to-date external appraisals to determine the current value of its impaired commercial real estate participation loans. These values are appropriately adjusted to reflect changes in market value and, when necessary, is the basis for establishing the appropriate allowance for loan losses (ALL). If an updated external appraisal for a commercial real estate participation loan is received after the balance sheet date, but before the annual or quarterly financial statements are issued, material changes in appraised values are “pushed back” in the yet to be issued financial statements in order that appropriate loan loss provision is recorded for the current reporting period. The Bancorp’s management consistently records loan charge-offs based on the fair value or income approach of the collateral as presented in the current external appraisal.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $13.3 million at March 31, 2012, compared to $14.3 million at December 31, 2011, a decrease of $1.0 million or 7.0%. The ratio of non-performing loans to total loans was 3.22% at March 31, 2012, compared to 3.56% at December 31, 2011. The ratio of non-performing loans to total assets was 1.99% at March 31, 2012, compared to 2.19% at December 31, 2011. The decrease in non-performing loans is related to loans moving off of non-accrual status, pay downs and charge-offs during the first quarter of 2012. At March 31, 2012, all non-performing loans are also accounted for on a non-accrual basis. The current level of non-performing loans is concentrated in three previously reported out of market commercial real estate participation loans totaling $7.1 million in the aggregate. Two of the non-performing commercial real estate participation loans are hotel loans that have been charged down to their fair value based on the current fair value of the respective project’s collateral, less estimated selling costs. The third non-performing commercial real estate participation loan is a hotel loan with a carrying value based on the current fair value of the hotel, less estimated selling costs. At March 31, 2012, $336 thousand in ALL specific reserves have been allocated to these loans. For these commercial real estate participation loans, to the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required.

Loans, internally classified as substandard, totaled $23.8 million at March 31, 2012, compared to $24.6 million at December 31, 2011 a decrease of $849 thousand or 3.5%. The current level of substandard loans is concentrated in the previously mentioned three non-performing commercial real estate participation loans and one accruing commercial real estate hotel loan in the amount of $4.9 million, which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2012 or December 31, 2011. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $16.5 million at March 31, 2012, compared to $16.6 million at December 31, 2011 a decrease of $107 thousand or 0.6%.

A loan is considered impaired when, based on current information and events it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At March 31, 2012, impaired loans totaled $20.9 million, compared to $21.7 million at December 31, 2011. The March 31, 2012, impaired loan balances consist of thirty-one commercial real estate and commercial business loans totaling $20.1 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, nine mortgage loans totaling $764 thousand, which are troubled debt restructurings have also been classified as impaired. The March 31, 2012 ALL contained $1.9 million in specific allowances for collateral deficiencies, compared to $1.6 million at December 31, 2011. During the first quarter of 2012, three construction loans to one borrower totaling $228 thousand were newly classified as impaired. Management’s current estimates indicate no collateral deficiency for these loans. In addition, during the first quarter of 2012, two commercial business loans totaling $157 thousand were removed from impaired status due to payoffs. As of March 31, 2012, all loans classified as impaired were also included in the previously discussed substandard loan balances. There were no other loans considered to be impaired loans as of March 31, 2012. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At March 31, 2012, the Bancorp classified fourteen loans totaling $14.1 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. All of the loans classified as troubled debt restructurings are also considered impaired. The Bancorp’s troubled debt restructurings include two commercial real estate participation hotel loans in the amount of $5.6 million and one commercial real estate hotel loan in the amount of $5.9 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in which the borrower is in bankruptcy in the amount of $453 thousand, for which a significant deferral of principal and interest repayment was granted by the Bank as required by the bankruptcy plan; and nine mortgage loans totaling $764 thousand, for which maturity dates were materially extended. At March 31, 2012, $7.9 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At March 31, 2012, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the three months ended March 31, 2012, $525 thousand in provisions to the ALL were required, compared to $1.1 million for the three months ended March 31, 2011. The ALL provision decrease for 2012 is primarily a result of improved asset quality. The current year ALL provisions were primarily related to the current credit risk in the commercial real estate loan portfolio. For the three months ended March 31, 2012, charge-offs, net of recoveries, totaled $324 thousand, compared to $539 thousand for the three months ended March 31, 2011. The 2012 net loan charge-offs of $324 thousand were comprised of $194 thousand in residential real estate loans, $101 thousand in commercial real estate loans and $29 thousand in commercial real estate participation loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.98% at March 31, 2012, compared to 1.99% at December 31, 2011. The ALL to non-performing loans (coverage ratio) was 61.60% at March 31, 2012, compared to 56.03% at December 31, 2011. The March 31, 2012 balance in the ALL account of $8.2 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At March 31, 2012, foreclosed real estate totaled $2.2 million, which was comprised of twelve properties, compared to $2.5 million and eleven properties at December 31, 2011. At the end of March 2012 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The increase in securities is a result of investing excess liquidity in the securities portfolio. The securities portfolio, all of which is designated as available-for-sale, totaled $188.1 million at March 31, 2012, compared to $187.0 million at December 31, 2011, an increase of $1.1 million (0.6%). At March 31, 2012, the securities portfolio represented 30.0% of interest-earning assets and 28.1% of total assets compared to 30.8% of interest-earning assets and 28.7% of total assets at December 31, 2011. The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,
	2012		December 31,
(Dollars in thousands)	(unaudited)		2011
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$17,154	9.1%	$15,648	8.4%
Collateralized Mortgage Obligations and residential mortgage-backed securities	115,043	61.2%	111,197	59.5%
Municipal securities	54,520	29.0%	58,756	31.4%
Collateralized debt obligations	1,387	0.7%	1,361	0.7%
Total securities	$188,104	100.0%	$186,962	100.0%

	March 31,
	2012	December 31,	YTD
(Dollars in thousands)	(unaudited)	2011	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$16,733	$10,676	$6,057	56.7%
Fed funds sold	5,382	5,816	(434)	-7.5%
Federal Home Loan Bank stock	3,086	3,086	-	0.0%

The increase in interest bearing balances in financial institutions and fed funds sold is a result of increased liquidity created from strong deposit growth.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,
	2012	December 31,	YTD
(Dollars in thousands)	(unaudited)	2011	Change
	Balance	Balance	$	%

Checking	$156,058	$157,869	$(1,811)	-1.1%
Savings	75,752	71,417	4,335	6.1%
Money market	124,438	120,671	3,767	3.1%
Certificates of deposit	180,617	176,924	3,693	2.1%
Total deposits	$536,865	$526,881	$9,984	1.9%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	March 31,
	2012	December 31,	YTD
(Dollars in thousands)	(unaudited)	2011	Change
	Balance	Balance	$	%

Repurchase agreements	$21,587	$15,395	$6,192	40.2%
Borrowed funds	38,882	36,618	2,264	6.2%
Total borrowed funds	$60,469	$52,013	$8,456	16.3%

Repurchase agreements increased as a result of growth in the Bancorp’s business sweep accounts. The increase in borrowed funds was from the proceeds of a FHLB advance that was added because of historically low rates on these borrowings.

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

During the three months ended March 31, 2012, cash and cash equivalents increased by $4.3 million compared to a $7.6 million increase for the three months ended March 31, 2011. The primary sources of cash were proceeds from maturities, pay downs, and calls of available-for-sale securities and increased balances in deposits, repurchase agreements and FHLB advances. The primary uses of cash were loan originations, the purchase of securities, and the payment of common stock dividends. Cash provided by operating activities totaled $221 thousand for the three months ended March 31, 2012, compared to $4.5 million for the three month period ended March 31, 2011. The decrease in cash from operating activities was primarily a result of a decrease in other cash held in Bank controlled operating accounts and due to the clearing of customer ACH transactions. Cash outflows from investing activities totaled $14.0 million for the current period, compared to cash outflows of $3.2 million for the three months ended March 31, 2011. The increased cash outflows for the current three months were primarily related to strong loan portfolio growth. Net cash inflows from financing activities totaled $18.0 million during the current period compared to net cash inflows of $6.3 million provided for the three months ended March 31, 2011. The increase in net cash flows from financing activities was a result of increases to the Bancorp’s deposit and repurchase agreement products as well as the addition of a FHLB advance. The Bancorp paid dividends on common stock of $425 thousand for the three months ended March 31, 2012, compared to $424 thousand for the three months ended March 31, 2011.

At March 31, 2012, outstanding commitments to fund loans totaled $75.4 million. Approximately 57.2% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $8.7 million at March 31, 2012. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2012, stockholders' equity increased by approximately $795 thousand (1.3%). During the three months ended March 31, 2012, stockholders’ equity was increased by net income of $1.4 million. Decreasing stockholders’ equity was the declaration of $425 thousand in cash dividends and the net change in the valuation of the available-for-sale securities of $167 thousand.

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

The following table shows that, at March 31, 2012, and December 31, 2011, the Bancorp’s capital exceeded all regulatory capital requirements. During the first three months ended March 31, 2012, the Bancorp’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $30.7 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both March 31, 2012 and December 31, 2011. The dollar amounts are in millions.

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$65.9	14.3%	$36.8	8.0%	$46.0	10.0%
Tier 1 capital to risk-weighted assets	$60.1	13.1%	$18.4	4.0%	$27.6	6.0%
Tier 1 capital to adjusted average assets	$60.1	9.2%	$19.6	3.0%	$32.7	5.0%

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$64.9	14.3%	$36.2	8.0%	$45.2	10.0%
Tier 1 capital to risk-weighted assets	$59.2	13.1%	$18.1	4.0%	$27.1	6.0%
Tier 1 capital to adjusted average assets	$59.2	9.2%	$19.4	3.0%	$32.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. The aggregate amount of dividends that may be declared by the Bank in 2012, with prior DFI approval is $7.7 million plus current 2012 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank.

On January 28, 2011, in accordance with prior direction from the Federal Reserve Bank of Chicago (Reserve Bank), the Bancorp’s Board of Directors adopted a board resolution providing that the prior written consent of the Reserve Bank is required for the declaration of dividends by the Bancorp. During the first quarter of 2012, the Reserve Bank conducted an offsite review of the Bancorp. As a result of the Bancorp’s sustained improvements and continued compliance observed during this review, the Reserve Bank notified the Bancorp on March 23, 2012 it had no objection to the Bancorp rescinding the prior board resolution. Based on this authorization, the Bancorp’s Board of Directors formally rescinded the board resolution on March 30, 2012 and is no longer subject to obtaining the Reserve Bank’s prior written consent for the declaration of dividends by the Bancorp. On February 24, 2012, the Bancorp announced that the Board of Directors of the Bancorp declared a first quarter dividend of $0.15 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 6, 2012.

Results of Operations - Comparison of the Quarter Ended March 31, 2012 to the Quarter Ended March 31, 2011

For the quarter ended March 31, 2012, the Bancorp reported net income of $1.4 million, compared to a net income of $1.2 million for the quarter ended March 31, 2011, an increase of $182 thousand or 15.5%. For the current quarter the ROA was 0.83%, compared to 0.73% for the quarter ended March 31, 2011. The ROE was 8.36% for the quarter ended March 31, 2012, compared to 8.12% for the quarter ended March 31, 2011.

Net interest income for the three months ended March 31, 2012 was $5.9 million, a decrease of $119 thousand (2.0%), compared to $6.0 million for the quarter ended March 31, 2011. During the current quarter, the Bancorp’s cost of funds continues to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment, however, the Bancorp’s yield on interest earning assets is being negatively impacted by lower long-term interest rates. The weighted-average yield on interest-earning assets was 4.24% for the three months ended March 31, 2012, compared to 4.61% for the three months ended March 31, 2011. The weighted-average cost of funds for the quarter ended March 31, 2012, was 0.44% compared to 0.63% for the quarter ended March 31, 2011. The impact of the 4.24% return on interest earning assets and the 0.44% cost of funds resulted in an interest rate spread of 3.80% for the current quarter compared to 3.98% for the quarter ended March 31, 2011. During the current quarter, total interest income decreased by $387 thousand (5.6%) while total interest expense decreased by $268 thousand (29.4%). The net interest margin was 3.82% for the three months ended March 31, 2012, compared to 4.00% for the quarter ended March 31, 2011. On a tax equivalent basis, the Bancorp’s net interest margin was 4.02% for the three months ended March 31, 2012, compared to 4.24% for the quarter ended March 31, 2011. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended March 31, 2012, interest income from loans decreased by $250 thousand (4.7%), compared to the three months ended March 31, 2011. The change was due to lower yields and lower average balances. The weighted-average yield on loans outstanding was 4.98% for the current quarter, compared to 5.13% for the three months ended March 31, 2011. Loan balances averaged $410.5 million for the current quarter, a decrease of $7.6 million (1.8%) from $418.1 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, interest income on securities and other interest bearing balances decreased by $137 thousand (9.0%), compared to the quarter ended March 31, 2011. The decrease was due to a decrease in the weighed-average yield of the securities portfolio. The weighted-average yield on securities and other interest bearing balances was 2.75%, for the current quarter, compared to 3.41% for the three months ended March 31, 2011. Securities balances averaged $185.8 million for the current quarter, up $19.8 million (11.9%) from $166.0 million for the three months ended March 31, 2011. The increase in security average balances is a result of consistent growth in the investment portfolio. Other interest bearing balances averaged $16.7 million for the current period, up $3.6 million (27.5%) from $13.1 million for the three months ended March 31, 2011.

Interest expense on deposits decreased by $268 thousand (37.6%) during the current quarter compared to the three months ended March 31, 2011. The change was due to a decrease in the weighted-average rate paid on deposits and lower average balances. The weighted-average rate paid on deposits for the three months ended March 31, 2012 was 0.34%, compared to 0.54%, for the quarter ended March 31, 2011. Total deposit balances averaged $524.6 million for the current quarter, down $5.6 million (1.1%) from $530.2 million for the quarter ended March 31, 2011. Interest expense on borrowed funds was unchanged during the current quarter. The weighted-average cost of borrowed funds was 1.40% for the current quarter compared to 1.64% for the three months ended March 31, 2011. Borrowed funds averaged $57.7 million during the quarter ended March 31, 2012, an increase of $8.8 million (18.0%) from $48.9 million for the quarter ended March 31, 2011.

Noninterest income for the quarter ended March 31, 2012 was $1.6 million, an increase of $214 thousand (15.5%) from $1.4 million for the quarter ended March 31, 2011. During the current quarter, fees and service charges totaled $638 thousand, an increase of $53 thousand (9.1%) from $585 thousand for the quarter ended March 31, 2011. The increase in fees and service charges is a result of fees collected during the first quarter that are infrequent in nature. Gains from the sale of securities totaled $366 thousand for the current quarter, a decrease of $103 thousand (39.2%) from $263 thousand for the quarter ended March 31, 2011. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Fees from Wealth Management operations totaled $332 thousand for the quarter ended March 31, 2012, an increase of $58 thousand (21.2%) from $274 thousand for the quarter ended March 31, 2011. The increase in Wealth Management income can be attributed to improved market conditions during the first quarter as well as the implementation of a new fee schedule. Income from an increase in the cash value of bank owned life insurance totaled $97 thousand for the quarter ended March 31, 2012, a decrease of $4 thousand (4.0%) from $101 thousand for the quarter ended March 31, 2011. Gains from loan sales totaled $75 thousand for the current quarter, a decrease of $6 thousand (7.4%), compared to $81 thousand for the quarter ended March 31, 2011. For the quarter ended March 31, 2012, a gain of $36 thousand on foreclosed real estate was realized, compared to a $59 thousand gain for the quarter ended March 31, 2011. During the current quarter, other noninterest income totaled $53 thousand compared to $20 thousand for the quarter ended March 31, 2011. The increase is primarily the result of several foreclosed real estate properties that are currently rented.

Noninterest expense for the quarter ended March 31, 2012 was $5.2 million, an increase of $321 thousand (6.5%) from $4.9 million for the three months ended March 31, 2011. During the current quarter, compensation and benefits totaled $2.6 million, an increase of $260 thousand (11.0%) from $2.4 million for the quarter ended March 31, 2011. The increase is the result of increased compensation from the addition of staff and annual increases. Occupancy and equipment expense totaled $819 thousand for the current quarter, a decrease of $29 thousand (3.4%) compared to $848 thousand for the quarter ended March 31, 2011. The decrease in occupancy and equipment expense is the result of lower required building repair and maintenance expenses during the first quarter. Data processing expense totaled $271 thousand for the three months ended March 31, 2012, an increase of $19 thousand (7.5%) from $252 thousand for the three months ended March 31, 2011. The increase can mostly be attributed to increased utilization. Federal deposit insurance premium expense totaled $144 thousand for the three months ended March 31, 2012, a decrease of $229 thousand (61.4%) from $373 thousand for the three months ended March 31, 2011. The decrease was the result of lower FDIC assessment rates. Marketing expense related to banking products totaled $75 thousand for the current quarter, a decrease of $66 thousand (46.8%) from $141 thousand for the three months ended March 31, 2011. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Other expenses related to banking operations totaled $1.3 million for the quarter ended March 31, 2012, an increase of $366 thousand (39.7%) from $922 thousand for the quarter ended March 31, 2011. The increase to other expense was primarily the result of one time litigation costs that settled in March 2012. Additional detail regarding this litigation can be found under Legal Proceedings. The Bancorp’s efficiency ratio was 70.1% for the quarter ended March 31, 2012, compared to 66.6% for the three months ended March 31, 2011. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the three months ended March 31, 2012 totaled $350 thousand, compared to $173 thousand for the three months ended March 31, 2011, an increase of $177 thousand (102.3%). The combined effective federal and state tax rate for the Bancorp was 20.5% for the three months ended March 31, 2012, compared to 12.9% for the three months ended March 31, 2011. The Bancorp’s higher current quarter effective tax rate is a result of the Bank’s higher earnings before taxes.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2011 remain unchanged.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2011 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2012, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

Rescission of Federal Reserve Resolution

On March 30, 2012, the Board of Directors of NorthWest Indiana Bancorp (the “Bancorp”), pursuant to authorization provided by the Federal Reserve Bank of Chicago (the “FRB”), rescinded a board resolution adopted in January 2011 which imposed certain obligations on the Bancorp stemming from the FRB’s offsite review of the Bancorp during the fourth quarter of 2010. Under the board resolution, the Bancorp agreed to obtain the written consent of the FRB prior to the declaration or payment of dividends, the redemption or repurchase of its stock, and any increase in indebtedness. During the first quarter of 2012, the FRB conducted a further offsite review of the Bancorp. As a result of the Bancorp’s sustained improvements and continued compliance observed during this review, the FRB notified the Bancorp on March 23, 2012 it had no objection to the Bancorp rescinding the board resolution. Based on this authorization, the Bancorp’s Board of Directors formally rescinded the board resolution on March 30, 2012 and, therefore, is no longer subject to its restrictions.

Settlement of Finn, et al., Litigation

Effective March 30, 2012, the Bancorp’s subsidiary, Peoples Bank SB (the “Bank”), reached a settlement with Patrick Finn and Lighthouse Management Group, Inc., as Receiver for First United Funding, LLC and Corey N. Johnston (the “Receiver”), relating to the previously disclosed actions filed against the Bank and 34 other banks by the Receiver in the First Judicial District Court, Dakota County, Minnesota and the U.S. District Court for the Northern District of Indiana (collectively, the “Suits”). In this regard, the Bank and the Receiver entered into a Settlement Agreement and Mutual Release on March 23, 2012 (the “Agreement”) pursuant to which the parties agreed, among other things, to dismiss with prejudice the Suits and all related court proceedings in consideration for a cash payment from the Bank to the Receiver of $845,000. The Agreement also includes a general mutual release of all claims and causes of action that the Bank and the Receiver may have against each other related to or arising from the transactions forming the basis for the Suits, which mutual release also purports to bind all of the creditors of First United Funding and Johnston. The Agreement was conditioned upon the approval of the Dakota County District Court, Minnesota, which approval is deemed to have been given without further order or notice if no objection to the proposed settlement is received by the Receiver within seven calendars days of the filing of a notice of settlement. The Agreement became effective on March 30, 2012, as no objection was received prior to the expiration on March 29, 2012, of the seven-day objection period.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters reportable under this item.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: April 24, 2012	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: April 24, 2012	/s/ Robert T. Lowry

Robert T. Lowry
Executive Vice President, Chief Financial Officer
and Treasurer

