Form 10-Q
period 2012-06-30
NORTHWEST INDIANA BANCORP
filed 2012-07-23
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the quarterly period ended June 30, 2012 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒
        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 2,839,224 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2012.

NorthWest Indiana Bancorp

Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets, June 30, 2012 and December 31, 2011	1

Consolidated Statements of Income, Three and Six Months Ended June 30, 2012 and 2011	2

Consolidated Statements of Comprehensive Income, Three and Six Months ended June 30, 2012 and 2011	3

Consolidated Statements of Changes in Stockholders' Equity, Three and Six Months ended June 30, 2012 and 2011	4

Consolidated Statements of Cash Flows, Six Months ended June 30, 2012 and 2011	5

Notes to Consolidated Financial Statements	6-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II. Other Information	34

SIGNATURES	35

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	June 30,
	2012	December 31,
(Dollars in thousands)	(unaudited)	2011

ASSETS

Cash and non-interest bearing balances in financial institutions	$14,283	$9,875
Interest bearing balances in financial institutions	474	10,676
Federal funds sold	4,658	5,816
Total cash and cash equivalents	19,415	26,367

Securities available-for-sale	192,705	186,962
Loans receivable	431,356	401,401
Less: allowance for loan losses	(8,044)	(8,005)
Net loans receivable	423,312	393,396
Federal Home Loan Bank stock	3,086	3,086
Accrued interest receivable	2,547	2,554
Premises and equipment	17,860	18,242
Foreclosed real estate	2,245	2,457
Cash value of bank owned life insurance	13,043	12,850
Prepaid FDIC insurance premium	1,252	1,523
Other assets	4,616	4,321

Total assets	$680,081	$651,758

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$59,710	$55,577
Interest bearing	487,790	471,304
Total	547,500	526,881
Repurchase agreements	21,010	15,395
Borrowed funds	38,054	36,618
Accrued expenses and other liabilities	8,596	9,904

Total liabilities	615,160	588,798

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: June 30, 2012 - 2,888,902	361	361
December 31, 2011 - 2,888,902
shares outstanding: June 30, 2012 - 2,839,224
December 31, 2011 - 2,835,403
Additional paid in capital	5,181	5,173
Accumulated other comprehensive income	2,416	2,536
Retained earnings	58,026	56,032
Treasury stock, common shares at cost: June 30, 2012 - 49,678
December 31, 2011 - 53,499	(1,063)	(1,142)

Total stockholders' equity	64,921	62,960

Total liabilities and stockholders' equity	$680,081	$651,758

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans receivable
Real estate loans	$4,276	$4,317	$8,526	$8,703
Commercial loans	876	874	1,726	1,833
Consumer loans	9	11	18	25
Total loan interest	5,161	5,202	10,270	10,561

Securities	1,386	1,581	2,772	3,101
Other interest earning assets	7	5	11	12

Total interest income	6,554	6,788	13,053	13,674

Interest expense:
Deposits	410	674	854	1,385
Repurchase agreements	21	29	41	57
Borrowed funds	183	153	364	327

Total interest expense	614	856	1,259	1,769

Net interest income	5,940	5,932	11,794	11,905
Provision for loan losses	550	955	1,075	2,065

Net interest income after provision for loan losses	5,390	4,977	10,719	9,840

Noninterest income:
Fees and service charges	610	637	1,248	1,221
Wealth management operations	314	310	646	584
Gain on sale of securities, net	251	237	617	500
Gain on sale of loans held-for-sale, net	272	29	347	110
Increase in cash value of bank owned life insurance	97	101	194	202
(Loss)/Gain on foreclosed real estate, net	(120)	728	(84)	788
Other-than-temporary credit impairment of debt securities	(6)	-	(6)	-
Noncredit portion of other-than-tmporary
impairment of debt securities recognized in other comprehensive income	-	-	-	-
Other	5	8	58	28

Total noninterest income	1,423	2,050	3,020	3,433

Noninterest expense:
Compensation and benefits	2,507	2,546	5,132	4,911
Occupancy and equipment	763	844	1,582	1,691
Data processing	277	249	548	501
Federal deposit insurance premiums	147	265	291	596
Marketing	83	75	158	216
Other	928	957	2,216	1,922

Total noninterest expense	4,705	4,936	9,927	9,837

Income before income tax expenses	2,108	2,091	3,812	3,436
Income tax expenses	488	412	838	585

Net income	$1,620	$1,679	$2,974	$2,851

Earnings per common share:
Basic	$0.57	$0.59	$1.05	$1.01
Diluted	$0.57	$0.59	$1.05	$1.01

Dividends declared per common share	$0.19	$0.15	$0.34	$0.30

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2012	2011	2012	2011

Net income	$1,620	$1,679	$2,974	$2,851

Net change in net unrealized gains and losses:
on securities available-for-sale:
Unrealized gains arising during the period	318	1,118	428	2,015
Less: reclassification adjustment for gains included in net income	(245)	(237)	(611)	(500)
Net securities (loss)/gain during the period	73	881	(183)	1,515
Tax effect	(23)	(305)	66	(523)
Net of tax amount	50	576	(117)	992

Net change in unrecognized gain on postretirement benefit:
Net loss on post retirement benefit	-	-	-	-
Amortization of net actuarial gain	(1)	(2)	(3)	(4)
Net loss during the period	(1)	(2)	(3)	(4)
Tax effect	-	-	-	-
Net of tax amount	(1)	(2)	(3)	(4)
Other comprehensive (loss)/income, net of tax	49	574	(120)	988

Comprehensive income, net of tax	$1,669	$2,253	$2,854	$3,839

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2012	2011	2012	2011

Balance at beginning of period	$63,755	$57,291	$62,960	$56,089

Comprehensive income:
Net income	1,620	1,679	2,974	2,851
Net unrealized change on securities
available-for-sale, net of reclassifications and tax effects	50	576	(117)	992
Amortization of unrecognized gain on postretirement benefit	(1)	(2)	(3)	(4)
Comprehensive income	1,669	2,253	2,854	3,839

Stock based compensation expense	4	9	8	18

Sale of treasury stock	32	30	63	61

Cash dividends	(539)	(425)	(964)	(849)

Balance at end of period	$64,921	$59,158	$64,921	$59,158

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,974	$2,851
Adjustments to reconcile net income to
net cash provided by operating activities:
Origination of loans for sale	(5,926)	(3,866)
Sale of loans originated for sale	6,055	4,286
Depreciation and amortization, net of accretion	1,173	1,076
Amortization of mortgage servicing rights	57	75
Stock based compensation expense	8	18
Gain on sale of securities, net	(617)	(500)
Gain on sale of loans held-for-sale, net	(347)	(110)
Other-than-temporary credit impairment of debt securities	6	-
Loss/(gain) on foreclosed real estate, net	84	(788)
Provision for loan losses	1,075	2,065
Net change in:
Interest receivable	7	(78)
Other assets	32	957
Accrued expenses and other liabilities	(1,421)	7,079
Total adjustments	186	10,214
Net cash - operating activities	3,160	13,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	30,137	18,679
Proceeds from sales of securities available-for-sale	13,283	10,267
Purchases of securities available-for-sale	(49,198)	(47,154)
Proceeds from maturities and pay downs of securities held-to-maturity	-	960
Proceeds from sale of loans receivable transferred to loans held-for-sale	3,591	-
Proceeds from sale of Federal Home Loan Bank Stock	-	296
Loan participations purchased	(9,393)	-
Net change in loans receivable	(25,707)	9,789
Proceeds from sales of foreclosed real estate	809	2,146
Purchase of premises and equipment, net	(323)	(114)
Cash value of bank owned life insurance	(194)	(202)
Net cash - investing activities	(36,995)	(5,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	20,619	(2,023)
Proceeds from FHLB advances	2,000	3,000
Repayment of FHLB advances	(2,000)	(3,000)
Change in other borrowed funds	7,051	2,106
Proceeds from sale of treasury stock	63	61
Dividends paid	(850)	(849)
Net cash - financing activities	26,883	(705)
Net change in cash and cash equivalents	(6,952)	7,027
Cash and cash equivalents at beginning of period	26,367	10,938
Cash and cash equivalents at end of period	$19,415	$17,965

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,261	$1,784
Income taxes	1,263	738
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$930	$120
Transfers from loans receivable to loans held-for-sale	3,428	-

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Inc, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2012 and December 31, 2011, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity, for the three and six months ended June 30, 2012 and 2011, and consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. The income reported for the six month period ended June 30, 2012 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Securities

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2012
U.S. government sponsored entities	$15,850	$91	$(1)	$15,940
Collateralized mortgage obligations and
residential mortgage-backed securities	113,097	3,727	(19)	116,805
Municipal securities	54,903	3,834	(24)	58,713
Collateralized debt obligations	5,207	-	(3,960)	1,247
Total securities available-for-sale	$189,057	$7,652	$(4,004)	$192,705

December 31, 2011
U.S. government sponsored entities	$15,610	$41	$(3)	$15,648
Collateralized mortgage obligations and
residential mortgage-backed securities	107,569	3,630	(2)	111,197
Municipal securities	54,738	4,018	-	58,756
Collateralized debt obligations	5,214	-	(3,853)	1,361
Total securities available-for-sale	$183,131	$7,689	$(3,858)	$186,962

The fair value of available-for-sale debt securities and carrying amount, if different, at June 30, 2012 by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
June 30, 2012	Value	Yield (%)
Due in one year or less	$987	5.93
Due from one to five years	9,272	3.75
Due from five to ten years	35,848	4.14
Due over ten years	29,793	5.69
Collateralized mortgage obligations and
residential mortgage-backed securities	116,805	3.05
Total	$192,705	3.71

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	June 30,	June 30,
	2012	2011

Proceeds	$13,283	$10,267
Gross gains	617	509
Gross losses	-	(9)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Beginning balance, December 31, 2011	$2,476
Current period change	(117)
Ending balance, June 30, 2012	$2,359

Securities with carrying values of approximately $33,858,000 and $70,412,000 were pledged as of June 30, 2012 and December 31, 2011, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law. At June 30, 2012, the Bancorp was no longer required to pledge securities for public funds on deposit.

Securities with unrealized losses at June 30, 2012 and December 31, 2011 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
U.S. government sponsored entities	$998	$(1)	$-	$-	$998	$(1)
Collateralized mortgage obligations and
residential mortgage-backed securities	2,138	(19)	-	-	2,138	(19)
Municipal securities	2,415	(24)	-	-	2,415	(24)
Collateralized debt obligations	-	-	1,247	(3,960)	1,247	(3,960)
Total temporarily impaired	$5,551	$(44)	$1,247	$(3,960)	$6,798	$(4,004)
Number of securities		14		4		18

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011
U.S. government sponsored entities	$1,287	$(3)	$-	$-	$1,287	$(3)
Collateralized mortgage obligations and
residential mortgage-backed securities	2,030	(2)	-	-	2,030	(2)
Municipal securities	-	-	-	-	-	-
Collateralized debt obligations	-	-	1,361	(3,853)	1,361	(3,853)
Total temporarily impaired	$3,317	$(5)	$1,361	$(3,853)	$4,678	$(3,858)
Number of securities		2		4		6

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

Note 4 - Loans Receivable

	(Dollars in thousands)
	June 30, 2012	December 31, 2011
Loans secured by real estate:
Construction and land development	$20,618	$21,143
Residential, including home equity	156,783	154,426
Commercial real estate and other dwelling	177,465	153,715
Total loans secured by real estate	354,866	329,284
Consumer loans	482	472
Commercial business	68,688	63,384
Government and other	7,661	8,643
Subtotal	431,697	401,783
Less:
Net deferred loan origination fees	(282)	(264)
Undisbursed loan funds	(59)	(118)
Loans receivable	$431,356	$401,401

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer Loans	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business Loans	Government	Total

The Bancorp's activity in the allowance for loan losses is summarized below for the six months ended June 30, 2012:

Allowance for loan losses:
Beginning Balance	$1,161	$15	$3,329	$2,399	$1,101	$-	$8,005
Charge-offs	(205)	(9)	(381)	(484)	-	-	(1,079)
Recoveries	-	4	9	-	30	-	43
Provisions	210	22	978	121	(256)	-	1,075
Ending Balance	$1,166	$32	$3,935	$2,036	$875	$-	$8,044

The Bancorp's activity in the allowance for loan losses is summarized below for the six months ended June 30, 2011:

Allowance for loan losses:
Beginning Balance	$994	$30	$2,773	$4,704	$620	$-	$9,121
Charge-offs	(235)	(4)	(567)	(2,417)	(111)	-	$(3,334)
Recoveries	102	10	174	-	-	-	$286
Provisions	245	(18)	682	950	206	-	$2,065
Ending Balance	$1,106	$18	$3,062	$3,237	$715	$-	$8,138

The Bancorp's allowance for loan losses impairment evaluation at June 30, 2012:

Ending balance: individually
evaluated for impairment	$14	$-	$1,144	$-	$136	$-	$1,294

Ending balance: collectively
evaluated for impairment	$1,152	$32	$2,791	$2,036	$739	$-	$6,750

Ending balance: loans acquired
with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FINANCING RECEIVABLES
Ending balance	$156,470	$481	$169,749	$28,334	$68,661	$7,661	$431,356

Ending balance: individually
evaluated for impairment	$935	$-	$10,990	$6,632	$1,734	$-	$20,291

Ending balance: collectively
evaluated for impairment	$155,535	$481	$158,759	$21,702	$66,927	$7,661	$411,065

The Bancorp's allowance for loan losses impairment evaluation at December 31, 2011:

Ending balance: individually
evaluated for impairment	$10	$-	$1,043	$252	$304	$-	$1,609

Ending balance: collectively
evaluated for impairment	$1,151	$15	$2,286	$2,147	$797	$-	$6,396

Ending balance: loans acquired
with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

FINANCING RECEIVABLES
Ending balance	$154,135	$472	$154,618	$20,240	$63,293	$8,643	$401,401

Ending balance: individually
evaluated for impairment	$1,282	$-	$11,007	$7,170	$2,214	$-	$21,673

Ending balance: collectively
evaluated for impairment	$152,853	$472	$143,611	$13,070	$61,079	$8,643	$379,728

The Bancorp's credit quality indicators, are summarized below at June 30, 2012 and December 31, 2011:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction & Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Government
Loan Grades	2012	2011	2012	2011	2012	2011	2012	2011
2 Moderate risk	$22	$25	$-	$-	$6,051	$4,467	$-	$-
3 Acceptable risk	104,445	85,703	11,809	2,387	42,141	37,713	7,661	8,643
4 Pass/monitor	50,835	51,429	3,400	5,903	17,011	17,532	-	-
5 Special mention (watch)	3,348	5,509	6,493	4,780	1,371	978	-	-
6 Substandard	11,099	11,952	6,632	7,170	2,087	2,603	-	-
7 Doubtful	-	-	-	-	-	-	-	-
Total	$169,749	$154,618	$28,334	$20,240	$68,661	$63,293	$7,661	$8,643

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate, Including Home Equity		Consumer Loans
	2012	2011	2012	2011
Performing	$154,477	$151,375	$467	$472
Nonperforming	1,993	2,760	14	-
Total	$156,470	$154,135	$481	$472

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

3 – Acceptable risk

Borrower generates sufficient cash flow to fund debt service, but most working asset and all capital expansion needs are provided from external sources. Profitability ratios and key balance sheet ratios are usually close to peers but one or more ratios (e.g. leverage) may be higher than peer. Earnings may be trending down over the last three years. Borrower may be able to obtain similar financing from other banks with comparable or less favorable terms. Risk of default is acceptable but requires collateral protection.

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

5 – Special mention (watch)

Special mention credits are considered bankable assets with no apparent loss of principal or interest envisioned but requiring a high level of management attention. Assets in this category are currently protected but are potentially weak. These borrowers are subject to economic, industry, or management factors having an adverse impact upon their prospects for orderly service of debt. The perceived risk in continued lending is considered to have increased beyond the level where such loans would normally be granted. These assets constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of Substandard.

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

Performing loans are loans that are paying as agreed and are less than ninety days past due on payments of interest and principal.

The Bancorp's cumulative outstanding troubled debt restructurings are summarized below:

	(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	June 30, 2012			December 31, 2011
Troubled debt restructurings outstanding at
the end of the periods presented:
Residential real estate, including home equity	9	$937	$935	14	$1,290	$1,282
Consumer loans	-	-	-	-	-	-
Commercial real estate, construction & land
development, and other dwellings	5	8,902	8,449	3	8,097	7,836
Commercial participations purchased	2	7,975	5,544	2	7,975	5,635
Commercial business loans	-	-	-	-	-	-
Government	-	-	-	-	-	-

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	June 30, 2012		December 31, 2011
Troubled debt restructurings that subsequently
defaulted during the periods presented:
Residential real estate, including home equity	-	$-	-	$-
Consumer loans	-	-	-	-
Commercial real estate, construction & land
development, and other dwellings	-	-	1	376
Commercial participations purchased	-	-	-	-
Commercial business loans	-	-	-	-
Government	-	-	-	-

Troubled debt restructurings that subsequently defaulted during the period are loans that were restructured and, subsequent to restructuring, were unable perform within the guidelines of the restructured note. Troubled debt restructurings that subsequently defaulted are presented for comparison purposes and are relevant only to the period in which the subsequent default occurred.

The Bancorp's individually evaluated impaired loans are summarized below:

	As of June 30, 2012			For the six months ended June 30, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:

Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land
development, and other dwellings	1,095	1,221	-	708	5
Commercial participations purchased	6,632	12,792	-	3,501	90
Commercial business loans	1,039	1,164	-	645	31
With an allowance recorded:
Residential real estate, including home equity	935	1,213	14	596	6
Commercial real estate, construction & land
development, and other dwellings	9,895	9,914	1,144	9,817	356
Commercial participations purchased	-	-	-	5,406	-
Commercial business loans	695	696	136	1,103	28
Total:
Residential real estate, including home equity	$935	$1,213	$14	$596	$6
Commercial real estate, construction & land
development, and other dwellings	$10,990	$11,135	$1,144	$10,525	$361
Commercial participations purchased	$6,632	$12,792	$-	$8,907	$90
Commercial business loans	$1,734	$1,860	$136	$1,748	$59

	As of December 31, 2011			For the six months ended June 30, 2011
(Dollars in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:

Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land
development, and other dwellings	690	880	-	746	12
Commercial participations purchased	2,483	8,158	-	3,473	128
Commercial business loans	793	818	-	177	-
With an allowance recorded:
Residential real estate, including home equity	1,282	1,282	10	-	-
Commercial real estate, construction & land
development, and other dwellings	10,317	12,662	1,043	9,685	358
Commercial participations purchased	4,687	4,687	252	9,718	216
Commercial business loans	1,421	1,421	304	260	9
Total:
Residential real estate, including home equity	$1,282	$1,282	$10	$-	$-
Commercial real estate, construction & land
development, and other dwellings	$11,007	$13,542	$1,043	$10,431	$370
Commercial participations purchased	$7,170	$12,845	$252	$13,191	$344
Commercial business loans	$2,214	$2,239	$304	$437	$9

The Bancorp's age analysis of past due financing receivables is summarized below:

(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments Greater than 90 Days and Accruing
June 30, 2012
Residential real estate, including home equity	$3,246	$866	$1,589	$5,701	$150,769	$156,470	$7
Consumer loans	-	14	-	14	467	481	-
Commercial real estate, construction & land
development, and other dwellings	1,158	495	2,686	4,339	165,410	169,749	-
Commercial participations purchased	-	6	6,633	6,639	21,695	28,334	-
Commercial business loans	528	-	507	1,035	67,626	68,661	-
Government	-	-	-	-	7,661	7,661	-
Total	$4,932	$1,381	$11,415	$17,728	$413,628	$431,356	$7

December 31, 2011
Residential real estate, including home equity	$3,413	$874	$2,663	$6,950	$147,185	$154,135	$279
Consumer loans	7	-	-	7	465	472	-
Commercial real estate, construction & land
development, and other dwellings	604	238	1,616	2,458	152,160	154,618	-
Commercial participations purchased	7	-	7,169	7,176	13,064	20,240	-
Commercial business loans	458	323	717	1,498	61,795	63,293	-
Government	-	-	-	-	8,643	8,643	-
Total	$4,489	$1,435	$12,165	$18,089	$383,312	$401,401	$279

The Bancorp's financing receivables on nonaccrual status are summarized below:

	(Dollars in thousands)
	June 30, 2012	December 31, 2011
Residential real estate, including home equity	$1,993	$2,481
Consumer loans	-	-
Commercial real estate, construction & land
development, and other dwellings	2,686	3,433
Commercial participations purchased	6,633	7,170
Commercial business loans	507	926
Government	-	-
Total	$11,819	$14,010

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	June 30,	December 31,
	2012	2011
Construction & land development	$1,235	$1,334
Commercial real estate and other dwelling	826	569
Residential real estate	184	554
Total	$2,245	$2,457

Note 6 - Lease Obligations

During the fourth quarter of 2011, the Bancorp entered into an agreement to lease commercial loan document preparation and credit management software under an operating lease that expires in 2016. No contract fees have yet been paid out during 2012. As of June 30, 2012, future minimum annual payments under this lease are expected to be as follows:

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

Note 8 - Earnings Per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six and three months ended June 30, 2012 and 2011 are as follows:

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per common share:
Net income as reported	$1,620	$1,679	$2,974	$2,851
Weighted average common shares outstanding	2,838,892	2,830,978	2,838,393	2,829,983
Basic earnings per common share	$0.57	$0.59	$1.05	$1.01
Diluted earnings per common share:
Net income as reported	$1,620	$1,679	$2,974	$2,851
Weighted average common shares outstanding	2,838,892	2,830,978	2,838,393	2,829,983
Add: Dilutive effect of assumed stock
option exercises	-	-	-	-
Weighted average common and dilutive
potential common shares outstanding	2,838,892	2,830,978	2,838,393	2,829,983
Diluted earnings per common share	$0.57	$0.59	$1.05	$1.01

Note 9 - Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock. As required by the Compensation – Stock Compensation Topic, companies are required to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the six months ended June 30, 2012, stock based compensation expense of $8 thousand was recorded, compared to $18 thousand for the six months ended June 30, 2011. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $7 thousand in 2012 and $12 thousand in 2013.

There were no shares of restricted stock granted during the first six months of either 2012 or 2011.

A summary of option activity under the Bancorp’s incentive stock option plan for the six months ended June 30, 2012 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2012	40,500	$25.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(14,550)	$22.15
Outstanding at June 30, 2012	25,950	$27.06	1.2	-
Exercisable at June 30, 2012	24,950	$27.01	1.0	-

Note 10 - Adoption of New Accounting Standards

Update Number 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update to Fair Value Measurement (Topic 820) results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Bancorp has adopted this update as of January 1, 2012. Adoption had not resulted in any changes in valuation techniques nor related inputs. Note 11 - Fair Value contains expanded disclosure of the level in the fair value hierarchy of inputs that are used in estimating and measuring fair value.

Update Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This accounting standard update was issued to increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS. Current U.S. GAAP allows the Bancorp to present other comprehensive income as part of the statement of changes in stockholders’ equity. This accounting standard update eliminates that option and requires consecutive presentation of the statement of net income and the statement of comprehensive income. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements are effective for public entities for reporting periods beginning after December 15, 2011 and will be applied retrospectively. A Consolidated Statement of Comprehensive Income has been included as part of the company’s unaudited financial statements, for the three months and six months ended June 30, 2012 and 2011.

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

For the quarter ended June 30, 2012, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, bank call reports filed with the FDIC and thrift financial reports provided by the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had $6 thousand of additional other-than-temporary impairment during the quarter ended June 30, 2012.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2011	$265
Additions not previously recognized	6
Ending balance, June 30, 2012	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of June 30, 2012:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Book value	$1,256,972	$1,296,077	$1,302,536	$1,351,903
Fair value	217,756	186,525	544,350	298,791
Unrealized gains/(losses)	(1,039,215)	(1,109,552)	(758,186)	(1,053,112)
Lowest credit rating assigned	Caa3	C	B2	C
Number of performing banks	50	26	53	43
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	17	9	2	1
Number of issuers in deferral	13	7	11	12
Defaults & deferrals as a % of performing collateral	48.89%	39.16%	22.16%	37.46%
Subordination:
As a % of performing collateral	-6.42%	-22.78%	31.65%	0.89%
As a % of performing collateral - adjusted for projected future defaults	-13.58%	-32.31%	26.11%	-9.27%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.10%	2.40%	2.50%	3.10%
Year 2 - issuer average	2.10%	2.40%	2.50%	3.10%
Year 3 - issuer average	2.10%	2.40%	2.50%	3.10%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41,100	$132,000	$36,600	$61,950

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.
(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At June 30, 2012, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At June 30, 2012, three of the trust preferred securities with a cost basis of $3.9 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2012. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2012 Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$15,940	$-	$15,940	$-
Collateralized mortgage obligations and
residential mortgage-backed securities	116,805	-	116,805	-
Municipal securities	58,713	-	58,713	-
Collateralized debt obligations	1,247	-	-	1,247
Total securities available-for-sale	$192,705	$-	$191,458	$1,247

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$15,648	$-	$15,648	$-
Collateralized mortgage obligations and
residential mortgage-backed securities	111,197	-	111,197	-
Municipal securities	58,756	-	58,756	-
Collateralized debt obligations	1,361	-	-	1,361
Total securities available-for-sale	$186,962	$-	$185,601	$1,361

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Fair Value Measurements at June 30, 2012 Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Collateralized Debt Obligations
Beginning balance, December 31, 2011	$1,361
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	(6)
Included in other comprehensive income	(108)
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, June 30, 2012	$1,247

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2012 Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$18,997	$-	$-	$18,997
Foreclosed real estate	1,807	-	-	1,807

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,064	$-	$-	$20,064
Foreclosed real estate	2,217	-	-	2,217

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The unpaid principal balance of impaired loans was $20.3 million and the related specific reserves totaled $1.3 million, resulting in a fair value of impaired loans totaling $19.0 million, at June 30, 2012. The unpaid principal balance of impaired loans was $21.7 million and the related specific reserves totaled $1.6 million, resulting in a fair value of impaired loans totaling $20.1 million, at December 31, 2011. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	(Dollars in thousands)
	June 30, 2012		Estimated Fair Value Measurements at June 30, 2012 Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,415	$19,415	$19,415	$-	$-
Securities available-for-sale	192,705	192,705	-	191,458	1,247
Loans receivable, net	423,312	424,833	-	-	424,833
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,547	2,547	-	2,547	-

Financial liabilities:
Non-interest bearing deposits	59,710	59,710	59,710	-	-
Interest bearing deposits	487,790	487,962	308,540	179,422	-
Repurchase agreements	21,010	21,016	14,355	6,661	-
Borrowed funds	38,054	38,598	2,054	36,544	-
Accrued interest payable	65	65	-	65	-

	(Dollars in thousands)
	December 31, 2011		Estimated Fair Value Measurements at December 31, 2011 Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$26,367	$26,367	$26,367	$-	$-
Securities available-for-sale	186,962	186,962	-	185,601	1,361
Loans receivable, net	393,396	394,385	-	-	394,385
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,554	2,554	-	2,554	-

Financial liabilities:
Non-interest bearing deposits	55,577	55,577	55,577	-	-
Interest bearing deposits	471,304	471,622	294,382	177,240	-
Repurchase agreements	15,395	15,407	8,722	6,685	-
Borrowed funds	36,618	37,270	617	36,653	-
Accrued interest payable	67	67	-	67	-

The following methods were used to estimate the fair value financial instruments presented in the preceding table for the periods ended June 30, 2012 and December 31, 2011:

Cash and cash equivalent carrying amounts approximate fair value. The fair values of securities available-for-sale are obtained from broker pricing (Level 2), with the exception of collateralized debt obligations, which are valued by a third-party specialist (Level 3). The estimated fair value for net loans receivable is based on estimates of the rate the Bancorp would charge for similar such loans, applied for the time period until estimated repayment, in addition to appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer the security. Fair value of accrued interest receivable and payable approximates book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

Non-interest and interest bearing deposits, which include checking, saving, and money market deposits, are estimated to have fair values based on the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit (included in interest bearing deposits) are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). Estimated fair values for short-term repurchase agreements, which represent sweeps from demand deposits to accounts secured by pledged securities, are estimated based on the amount payable as of the reporting date (Level 1). Longer-term repurchase agreements, with contractual maturity dates of three months or more, are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). Short-term borrowings are generally only held overnight, therefore, their carrying amount is a reasonable estimate of fair value (Level 1). The fair value of FHLB Advances are estimated by discounting the future cash flows quoted rates from the FHLB of similar advances with similar maturities. The estimated fair value of other financial instruments, and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

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

At June 30, 2012, the Bancorp had total assets of $680.1 million, total loans of $431.4 million and total deposits of $547.5 million. Stockholders' equity totaled $64.9 million or 9.54% of total assets, with book value per share at $22.87. Net income for the quarter ended June 30, 2012, was $1.6 million, or $0.57 earnings per common share for both basic and diluted calculations. For the quarter ended June 30, 2012, the return on average assets (ROA) was 0.97%, while the return on average stockholders’ equity (ROE) was 9.91%. For the six months ended June 30, 2012, the Bancorp recorded net income of $3.0 million, or $1.05 earnings per basic and diluted share. For the six months ended June 30, 2012, the ROA was 0.90%, while the ROE was 9.16%.

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

Impact of Legislation. Over the last four years, Congress and the U.S. Department of the Treasury have enacted legislation and taken actions to address the disruptions in the financial system, declines in the housing market, and the overall regulation of financial institutions and the financial system. In this regard, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp. Among other things, the Dodd-Frank Act abolished the Office of Thrift Supervision effective July 21, 2011 and transferred its functions to the Office of the Comptroller of the Currency (“OCC”), FDIC, and Federal Reserve. The Dodd-Frank Act also relaxes rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changes the scope of federal deposit insurance coverage, imposes new capital requirements on bank and thrift holding companies, and imposes limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now preformed by the CFPB. The CFPB has a large budget and staff, and has broad rulemaking authority over providers of credit, savings, and payment services and products. In this regard, the CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. State officials also will be authorized to enforce consumer protection rules issued by the CFPB. This bureau also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB also is directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices. The CFPB has published proposed regulations on several of these topics, including minimum mortgage underwriting standards. In addition, the Federal Reserve and other federal bank regulatory agencies have issued a proposed rule under the Dodd-Frank Act that would exempt “qualified residential mortgages” from the securitization risk retention requirements of the Dodd-Frank Act. Although the Bancorp is primarily a portfolio lender, the final definition of what constitutes a “qualified residential mortgage” may impact the pricing and depth of the secondary market into which we may sell mortgages we originate. At this time, we cannot predict the content of final CFPB and other federal agency regulations or the impact they might have on the Bancorp’s financial results. The CFPB’s authority over mortgage lending, and its authority to change regulations adopted in the past by other regulators (i.e., regulations issued under the Truth in Lending Act, for example), or to rescind or ignore past regulatory guidance, could increase the Bancorp’s compliance costs and litigation exposure.

In addition to the CFPB’s authority over mortgage lending, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Bancorp to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. However, the SEC has provided a temporary exemption for smaller reporting companies, such as the Bancorp, from the requirement to hold “say-on-pay” votes until the first annual or other shareholder meeting occurring on or after January 21, 2013. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Bancorp in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Bancorp’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Bancorp. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, continues to be uncertain.

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Bancorp and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bancorp and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

Difficult Market Conditions Continue to Affect Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past four-and-a-half years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have continued to observe tight lending standards, including with respect to other financial institutions, although there have been signs that lending is beginning to increase. These market conditions have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, and increased market volatility. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Bancorp and others in the financial institutions industry. In particular, the Bancorp may face the following risks in connection with these events:

•	We are experiencing, and expect to continue experiencing increased regulation of our industry, particularly as a result of the Dodd-Frank Act and the CFPB. Compliance with such regulation is expected to increase our costs and may limit our ability to pursue business opportunities.
•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.
•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.
•	Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
•	We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation (FDIC) and reduced the ratio of reserves to insured deposits.

In addition, the Federal Reserve Bank continues to inject vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bancorp or reducing the availability of funds to the Bancorp to finance its existing operations.

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

Financial Condition

During the six months ended June 30, 2012, total assets increased by $28.3 million (4.3%), with interest-earning assets increasing by $24.3 million (4.0%). At June 30, 2012, interest-earning assets totaled $632.3 million compared to $607.9 million at December 31, 2011. Earning assets represented 93.0% of total assets at June 30, 2012, compared to 93.3% at December 31, 2011.

Loans receivable totaled $431.4 million at June 30, 2012, compared to $401.4 million at December 31, 2011. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp’s end-of-period loan balances were as follows:

	June 30,
	2012		December 31,
(Dollars in thousands)	(unaudited)		2011
	Balance	% Loans	Balance	% Loans

Construction & land development	$20,618	4.8%	$21,143	5.3%
1-4 first liens	136,103	31.6%	132,231	32.9%
Multifamily	21,243	4.9%	7,313	1.8%
Commercial real estate	156,223	36.2%	146,402	36.5%
Commercial business	68,661	15.9%	63,293	15.8%
1-4 Junior Liens	1,718	0.4%	1,814	0.5%
HELOC	15,944	3.7%	17,434	4.3%
Lot loans	2,706	0.6%	2,656	0.7%
Consumer	481	0.1%	472	0.1%
Government and other	7,659	1.8%	8,643	2.1%
Total loans	$431,356	100.0%	$401,401	100.0%

Adjustable rate loans / total loans	$257,400	59.7%	$244,075	60.8%

	June 30,
	2012	December 31,
	(unaudited)	2011

Total loans to total assets	63.4%	61.6%
Total loans to earning assets	68.2%	66.0%
Total loans to total deposits	78.8%	76.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. However, during the second quarter of 2012, as a result of the low interest rate environment, management began selling all newly originated fixed rate mortgage loans with contractual maturities greater than 10 years in an effort to reduce interest rate risk.  These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market.  During the six months ended June 30, 2012, the Bancorp sold $5.9 million in newly originated fixed rate mortgage loans, compared to $3.9 million during the six months ended June 30, 2011. Net gains realized from the mortgage loan sales totaled $164 thousand for the six months ended June 30, 2012, compared to $110 thousand for the six months ended June 30, 2011.

Also, during the second quarter of 2012, the Bancorp conducted a $3.4 million one-time sale of portfolio fixed rate mortgage loans, which the Bancorp’s management considers an interest rate risk mitigation strategy to reduce loan prepayment risk. The segment of loans that were sold had a higher premium value and were projected to prepay significantly faster than the mortgage portfolio's average repayment speed. The gain realized from the prepayment risk reduction strategy totaled $183 thousand and was recorded during the second quarter of 2012. The proceeds from the loan sale were used to fund loans with longer durations and similar yields to the loans that were included in the sales strategy. At June 30, 2012, the Bancorp had no loans that were classified as held for sale.

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

Historically, the Bancorp has successfully originated commercial real estate loans within its primary lending area. However, beginning in the fourth quarter of 2005, in response to a decrease in local loan demand and in an effort to reduce the potential credit risk associated with geographic concentrations, a strategy was implemented to purchase commercial real estate participation loans outside of the Bancorp’s primary lending area. The strategy to purchase these commercial real estate participation loans was limited to 10% of the Bancorp’s loan portfolio. The Bancorp’s management discontinued the out of market strategy during the third quarter of 2007. As of June 30, 2012, the Bancorp’s commercial real estate participation loan portfolio carried an aggregate balance of $28.3 million. During the second quarter of 2012, management purchased two in-market commercial real estate loans totaling $9.4 million from a local financial institution. The first loan is a seasoned $6.2 million apartment loan with historically strong occupancy rates and net operating income. The second loan for $3.2 million is secured by real estate mortgages and seasoned lease assignments of a nationally recognized drug store chain. Of the $28.3 million in commercial real estate participation loans, $14.5 million has been purchased within the Bancorp’s primary lending area and $13.8 million outside of the primary lending area. At June 30, 2012, $6.6 million, or 23.3%, of the Bancorp’s commercial real estate participation loans have been internally classified as substandard and have been placed on non-accrual status. All $6.6 million in substandard commercial real estate participation loans placed on non-accrual status are located outside of the Bancorp’s primary lending area. The discussion in the paragraphs that follow regarding non-performing loans, internally classified loans and impaired loans includes loans from the Bancorp’s commercial real estate participation loan portfolio.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $11.8 million at June 30, 2012, compared to $14.3 million at December 31, 2011, a decrease of $2.5 million or 17.5%. The ratio of non-performing loans to total loans was 2.74% at June 30, 2012, compared to 3.56% at December 31, 2011. The ratio of non-performing loans to total assets was 1.74% at June 30, 2012, compared to 2.19% at December 31, 2011. The decrease in non-performing loans is related to loans moving off of non-accrual status, pay downs and charge-offs during the first six months of 2012. At June 30, 2012, all non-performing loans are also accounted for on a non-accrual basis, except for one loan totaling $7 thousand that is classified as accruing and 90 days past due. The current level of non-performing loans is concentrated in three previously reported out of market commercial real estate participation loans totaling $6.6 million in the aggregate. Two of the non-performing commercial real estate participation loans are hotel loans that have been charged down to their fair value based on the current fair value of the respective project’s collateral, less estimated selling costs. The third non-performing commercial real estate participation loan is a hotel loan with a carrying value based on the current fair value of the hotel, less estimated selling costs. For these commercial real estate participation loans, to the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required.

Loans, internally classified as substandard, totaled $22.1 million at June 30, 2012, compared to $24.6 million at December 31, 2011 a decrease of $2.5 million or 10.2%. The current level of substandard loans is concentrated in the previously mentioned three non-performing commercial real estate participation loans and one accruing commercial real estate hotel loan in the amount of $4.7 million, which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2012 or December 31, 2011. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $16.1 million at June 30, 2012, compared to $16.6 million at December 31, 2011 a decrease of $500 thousand or 3.0%.

A loan is considered impaired when, based on current information and events it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At June 30, 2012, impaired loans totaled $20.3 million, compared to $21.7 million at December 31, 2011 a decrease of $1.4 million or 6.5%. The June 30, 2012, impaired loan balances consist of twenty-five commercial real estate and commercial business loans totaling $19.4 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, nine mortgage loans totaling $935 thousand, which are troubled debt restructurings have also been classified as impaired. The June 30, 2012 ALL contained $1.3 million in specific allowances for collateral deficiencies, compared to $1.6 million at December 31, 2011. During the second quarter of 2012, one development loan totaling $697 thousand was newly classified as impaired. Management’s current estimates indicate no collateral deficiency for this loan. In addition, during the second quarter of 2012, three construction loans totaling $228 thousand and one commercial real estate loan totaling $322 thousand were transferred to foreclosed real estate. Also, three impaired loans totaling $235 were paid-off during the second quarter. As of June 30, 2012, all loans classified as impaired were also included in the previously discussed substandard loan balances. There were no other loans considered to be impaired loans as of June 30, 2012. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At June 30, 2012, the Bancorp classified sixteen loans totaling $15.0 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. All of the loans classified as troubled debt restructurings are also considered impaired. The Bancorp’s troubled debt restructurings include two commercial real estate participation hotel loans in the amount of $5.5 million and one commercial real estate hotel loan in the amount of $4.9 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in which the borrower is in bankruptcy in the amount of $433 thousand, for which a significant deferral of principal and interest repayment was granted by the Bank as required by the bankruptcy plan; one development loan in the amount of $697 thousand for which an interest rate concession was granted; and nine mortgage loans totaling $935 thousand, for which maturity dates were materially extended. At June 30, 2012, $8.8 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At June 30, 2012, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the three months ended June 30, 2012, $550 thousand in provisions to the ALL were required, compared to $955 thousand for the three months ended June 30, 2011. For the six months ended June 30, 2012, $1.1 million in provisions to the ALL were required, compared to $2.1 million for the six months ended June 30, 2011. The ALL provision decrease for both the three and six month periods are primarily a result of improved asset quality. The current year ALL provisions were primarily related to the current credit risk in the commercial real estate loan portfolio. For the six months ended June 30, 2012, charge-offs, net of recoveries, totaled $1.0 million, compared to $3.0 million for the six months ended June 30, 2011. The 2012 net loan charge-offs of $1.0 million were comprised of $484 thousand in commercial real estate participation loans, $372 thousand in commercial real estate loans, $205 thousand in residential real estate loans, and $5 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.86% at June 30, 2012, compared to 1.99% at December 31, 2011. The ALL to non-performing loans (coverage ratio) was 68.02% at June 30, 2012, compared to 56.03% at December 31, 2011. The June 30, 2012 balance in the ALL account of $8.0 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At June 30, 2012, foreclosed real estate totaled $2.2 million, which was comprised of twelve properties, compared to $2.5 million and eleven properties at December 31, 2011. At the end of June 2012 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The increase in securities is a result of investing excess liquidity in the securities portfolio. The securities portfolio, all of which is designated as available-for-sale, totaled $192.7 million at June 30, 2012, compared to $187.0 million at December 31, 2011, an increase of $5.7 million (3.1%). At June 30, 2012, the securities portfolio represented 30.5% of interest-earning assets and 28.3% of total assets compared to 30.8% of interest-earning assets and 28.7% of total assets at December 31, 2011. The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30,
	2012		December 31,
(Dollars in thousands)	(unaudited)		2011
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$15,940	8.3%	$15,648	8.4%
Collateralized Mortgage Obligations and
residential mortgage-backed securities	116,805	60.6%	111,197	59.5%
Municipal securities	58,713	30.5%	58,756	31.4%
Collateralized debt obligations	1,247	0.6%	1,361	0.7%
Total securities	$192,705	100.0%	$186,962	100.0%

	June 30,
	2012	December 31,	YTD
(Dollars in thousands)	(unaudited)	2011	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$474	$10,676	$(10,202)	-95.6%
Fed funds sold	4,658	5,816	(1,158)	-19.9%
Federal Home Loan Bank stock	3,086	3,086	-	0.0%

The decrease in interest bearing balances in financial institutions and fed funds sold is a result of strong loan and securities growth.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	June 30,
	2012	December 31,	YTD
(Dollars in thousands)	(unaudited)	2011	Change
	Balance	Balance	$	%

Checking	$165,056	$157,871	$7,185	4.6%
Savings	75,094	71,417	3,677	5.1%
Money market	128,100	120,671	7,429	6.2%
Certificates of deposit	179,250	176,922	2,328	1.3%
Total deposits	$547,500	$526,881	$20,619	3.9%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	June 30,
	2012	December 31,	YTD
(Dollars in thousands)	(unaudited)	2011	Change
	Balance	Balance	$	%

Repurchase agreements	$21,010	$15,395	$5,615	36.5%
Borrowed funds	38,054	36,618	1,436	3.9%
Total borrowed funds	$59,064	$52,013	$7,051	13.6%

Repurchase agreements increased as a result of growth in the Bancorp’s business sweep accounts. The increase in borrowed funds was from the use of a line of credit at the Federal Home Loan Bank of Indianapolis.

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

During the six months ended June 30, 2012, cash and cash equivalents decreased by $7.0 million compared to a $7.0 million increase for the six months ended June 30, 2011. The primary sources of cash were proceeds from increased deposit and borrowing balances, maturities, pay downs, and calls of available-for-sale securities, and the sale of seasoned loans with high prepayment speeds from the loan portfolio. The primary uses of cash were loan originations, the purchase of loan participations, the purchase of securities, and the payment of common stock dividends. Cash provided by operating activities totaled $3.3 million for the six months ended June 30, 2012, compared to cash provided of $13.1 million for the six month period ended June 30, 2011. The decrease in cash from operating activities was primarily a result of a decrease in other cash held in Bank controlled operating accounts from the clearing of customer checks and due to the clearing of customer ACH transactions. Cash outflows from investing activities totaled $37.0 million for the current period, compared to cash outflows of $5.3 million for the six months ended June 30, 2011. The increased cash outflows for the current six months were primarily related to strong loan portfolio growth. Net cash inflows from financing activities totaled $26.8 million during the current period compared to net cash outflows of $705 thousand for the six months ended June 30, 2011. The increase in net cash flows from financing activities was a result of increases to the Bancorp’s deposit and repurchase agreement products as well as the use of a line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp paid dividends on common stock of $964 thousand for the six months ended June 30, 2012, compared to $849 thousand for the six months ended June 30, 2011.

At June 30, 2012, outstanding commitments to fund loans totaled $69.7 million. Approximately 54.0% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $8.8 million at June 30, 2012. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2012, stockholders' equity increased by approximately $2.0 million (3.1%). During the six months ended June 30, 2012, stockholders’ equity was increased by net income of $3.0 million. Decreasing stockholders’ equity was the declaration of $964 thousand in cash dividends and the net change in the valuation of the available-for-sale securities of $117 thousand.

The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve Board (“FRB”), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the FRB and FDIC regulations provide for a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not expecting or anticipating significant growth. All other financial institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least one to two percent. See “New Proposed Capital Rules” above for a description of the new capital ratios that are proposed to be phased-in beginning in 2013.

The following table shows that, at June 30, 2012, and December 31, 2011, the Bancorp’s capital exceeded all regulatory capital requirements. During the six months ended June 30, 2012, the Bancorp’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $30.4 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both June 30, 2012 and December 31, 2011. The dollar amounts are in millions.

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At June 30, 2012	Amount Ratio		Amount Ratio		Amount Ratio

Total capital to risk-weighted assets	$67.3	14.0%	$38.5	8.0%	$48.1	10.0%
Tier 1 capital to risk-weighted assets	$61.3	12.8%	$19.2	4.0%	$28.8	6.0%
Tier 1 capital to adjusted average assets	$61.3	9.2%	$20.1	3.0%	$33.5	5.0%

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2011	Amount Ratio		Amount Ratio		Amount Ratio

Total capital to risk-weighted assets	$64.9	14.3%	$36.2	8.0%	$45.2	10.0%
Tier 1 capital to risk-weighted assets	$59.2	13.1%	$18.1	4.0%	$27.1	6.0%
Tier 1 capital to adjusted average assets	$59.2	9.2%	$19.4	3.0%	$32.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. The aggregate amount of dividends that may be declared by the Bank in 2012, with prior DFI approval is $7.7 million plus current 2012 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On May 25, 2012, the Bancorp announced that the Board of Directors of the Bancorp declared a second quarter dividend of $0.19 per share, an increase of $0.04 per share from the previous quarter ended March 31, 2012. The Bancorp’s second quarter dividend was paid to shareholders on July 6, 2012.

Results of Operations - Comparison of the Quarter Ended June 30, 2012 to the Quarter Ended June 30, 2011

For the quarter ended June 30, 2012, the Bancorp reported net income of $1.6 million, compared to net income of $1.7 million for the quarter ended June 30, 2011, a decrease of $59 thousand (3.5%). For the current quarter the ROA was 0.97%, compared to 1.05% for the quarter ended June 30, 2011. The ROE was 9.91% for the quarter ended June 30, 2012, compared to 11.32% for the quarter ended June 30, 2011.

Net interest income for the three months ended June 30, 2012 was $5.94 million, an increase of $8 thousand (0.1%), compared to $5.93 million for the quarter ended June 30, 2011. During the current quarter, the Bancorp’s cost of funds continues to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment, however, the Bancorp’s yield on interest earning assets is being negatively impacted by lower long-term interest rates. The weighted-average yield on interest-earning assets was 4.17% for the three months ended June 30, 2012, compared to 4.55% for the three months ended June 30, 2011. The weighted-average cost of funds for the quarter ended June 30, 2012, was 0.41%, compared to 0.60% for the quarter ended June 30, 2011. The impact of the 4.17% return on interest earning assets and the 0.41% cost of funds resulted in an interest rate spread of 3.76% for the current quarter, compared to 3.95% for the quarter ended June 30, 2011. During the current quarter, total interest income decreased by $234 thousand (3.4%) while total interest expense decreased by $242 thousand (28.3%). The net interest margin was 3.78% for the three months ended June 30, 2012, compared to 3.97% for the quarter ended June 30, 2011. On a tax equivalent basis, the Bancorp’s net interest margin was 3.97% for the three months ended June 30, 2012, compared to 4.21% for the quarter ended June 30, 2011. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended June 30, 2012, interest income from loans decreased by $41 thousand (0.9%), compared to the three months ended June 30, 2011. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio. The weighted-average yield on loans outstanding was 4.92% for the current quarter, compared to 5.10% for the three months ended June 30, 2011. Loan balances averaged $419.5 million for the current quarter, an increase of $11.3 million (2.8%) from $408.2 million for the three months ended June 30, 2011. During the three months ended June 30, 2012, interest income on securities and other interest bearing balances decreased by $193 thousand (12.2%), compared to the quarter ended June 30, 2011. The change was primarily due to a decrease in the weighted-average yield. The weighted-average yield on securities and other interest bearing balances was 2.66%, for the current quarter, compared to 3.36% for the three months ended June 30, 2011. Securities balances averaged $192.6 million for the current quarter, up $17.6 million (10.1%) from $175.0 million for the three months ended June 30, 2011. The increase in security average balances is a result of consistent investment growth. Other interest bearing balances averaged $16.8 million for the current period, up $2.8 million (20.0%) from $14.0 million for the three months ended June 30, 2011. The increase in other interest bearing balances is a result of additional liquidity primarily generated by deposit growth.

Interest expense on deposits decreased by $264 thousand (39.2%) during the current quarter compared to the three months ended June 30, 2011. The change was due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended June 30, 2012 was 0.31%, compared to 0.51%, for the quarter ended June 30, 2011. Total deposit balances averaged $537.1 million for the current quarter, an increase of $10.7 million (2.0%) from $526.4 million for the quarter ended June 30, 2011. Interest expense on borrowed funds increased by $22 thousand (12.1%) during the current quarter due to an increase in average daily balances compared to the three months ended June 30, 2011. The weighted-average cost of borrowed funds was 1.33% for the current quarter, compared to 1.51% for the three months ended June 30, 2011. Borrowed funds averaged $61.2 million during the quarter ended June 30, 2012, an increase of $12.9 million (26.7%) from $48.3 million for the quarter ended June 30, 2011.

Noninterest income for the quarter ended June 30, 2012 was $1.4 million, a decrease of $627 thousand (30.6%) from $2.1 million for the quarter ended June 30, 2011. During the current quarter, fees and service charges totaled $610 thousand, a decrease of $27 thousand (4.2%) from $637 thousand for the quarter ended June 30, 2011. Fees from Wealth Management operations totaled $314 thousand for the quarter ended June 30, 2012, an increase of $4 thousand (1.3%) from $310 thousand for the quarter ended June 30, 2011. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $251 thousand for the current quarter, an increase of $14 thousand (5.9%) from $237 thousand for the quarter ended June 30, 2011. Current market conditions provided opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $272 thousand for the current quarter, an increase of $243 thousand (837.9%), compared to $29 thousand for the quarter ended June 30, 2011. The increase in gains from the sale of loans is a result of increased customer refinance activity to low rate fixed rate mortgages as well as a sale of seasoned fixed rate mortgages with high prepayment speeds, which resulted in a onetime gain of $183 thousand for the quarter ended June 30, 2012. Income from an increase in the cash value of bank owned life insurance totaled $97 thousand for the quarter ended June 30, 2012, a decrease of $4 thousand (4.0%) compared to the quarter ended June 30, 2011. Losses on foreclosed real estate totaled $120 thousand for the quarter ended June 30, 2012, a decrease of $848 thousand (116.5%) from gains of $728 thousand for the quarter ended June 30, 2011. The decrease is primarily related to the Bancorp’s favorable settlement in its lawsuit against the lead lender of a commercial real estate participation loan during the second quarter of 2011, as well as the revaluation of a land development loan that resulted in a loss. During the current quarter, the Bancorp recognized a $6 thousand other-than-temporary credit impairment for one of its trust preferred securities. Other noninterest income totaled $5 thousand for the quarter ended June 30, 2012, compared to $8 thousand for the quarter ended June 30, 2011.

Noninterest expense for the quarter ended June 30, 2012 was $4.7 million, a decrease of $231 thousand (4.7%) from $4.9 million for the three months ended June 30, 2011. During the current quarter, compensation and benefits totaled $2.5 million, a decrease of $39 thousand (1.5%) from $2.5 million for the quarter ended June 30, 2011. The decrease in compensation and benefits is the result of the Bancorp’s continued efforts to closely monitor and manage staffing levels. Occupancy and equipment totaled $763 thousand for the current quarter, a decrease of $81 thousand (9.6%), compared to $844 thousand for the quarter ended June 30, 2011. The decrease in occupancy and equipment expense is the result of lower required building repair and maintenance expenses during the second quarter. Data processing expense totaled $277 thousand for the three months ended June 30, 2012, an increase of $28 thousand (11.2%) from $249 thousand for the three months ended June 30, 2011. Data processing expense has increased as a result of greater system utilization. Federal deposit insurance premium expense totaled $147 thousand for the three months ended June 30, 2012, from $265 thousand for the quarter ended June 30, 2011. The decrease was the result of lower FDIC assessment rates. Marketing expense related to banking products totaled $83 thousand for the current quarter, an increase of $8 thousand (10.7%) from $75 thousand for the three months ended June 30, 2011. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Other expenses related to banking operations totaled $928 thousand for the quarter ended June 30, 2012, a decrease of $29 thousand (3.0%) from $957 thousand for the quarter ended June 30, 2011. The Bancorp’s efficiency ratio was 63.9% for the quarter ended June 30, 2012, compared to 61.9% for the three months ended June 30, 2011. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the three months ended June 30, 2012 totaled $488 thousand, compared to income tax expense of $412 thousand for the three months ended June 30, 2011, an increase of $76 thousand (18.4%). The combined effective federal and state tax rates for the Bancorp was 23.1% for the three months ended June 30, 2012, compared to 19.7% for the three months ended June 30, 2011. The Bancorp’s higher current quarter effective tax rate is a result of lower tax preferred income.

Results of Operations - Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

For the six months ended June 30, 2012, the Bancorp reported net income of $3.0 million, compared to net income of $2.9 million for the six months ended June 30, 2011, an increase of $123 thousand (4.3%). For the current six months the ROA was 0.90%, compared to 0.89% for the six months ended June 30, 2011. The ROE was 9.16% for the six months ended June 30, 2012, compared to 9.74% for the six months ended June 30, 2011.

Net interest income for the six months ended June 30, 2012 was $11.8 million, a decrease of $111 thousand (0.9%), compared to $11.9 million for the six months ended June 30, 2011. During the current quarter, the Bancorp’s cost of funds continues to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment, however, the Bancorp’s yield on interest earning assets is being negatively impacted by lower long-term interest rates. The weighted-average yield on interest-earning assets was 4.20% for the six months ended June 30, 2012, compared to 4.58% for the six months ended June 30, 2011. The weighted-average cost of funds for the six months ended June 30, 2012, was 0.43%, compared to 0.61% for the six months ended June 30, 2011. The impact of the 4.20% return on interest earning assets and the 0.43% cost of funds resulted in an interest rate spread of 3.77% for the current six months, compared to 3.97% for the six months ended June 30, 2011. During the current six months, total interest income decreased by $621 thousand (4.5%) while total interest expense decreased by $510 thousand (28.8%). The net interest margin was 3.80% for the six months ended June 30, 2012, compared to 3.99% for the six months ended June 30, 2011. On a tax equivalent basis, the Bancorp’s net interest margin was 3.99% for the six months ended June 30, 2012, compared to 4.22% for the six months ended June 30, 2011. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the six months ended June 30, 2012, interest income from loans decreased by $291 thousand (2.8%), compared to the six months ended June 30, 2011. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio. The weighted-average yield on loans outstanding was 4.95% for the current six months, compared to 5.11% for the six months ended June 30, 2011. Loan balances averaged $415.0 million for the current six months, an increase of $1.9 million (0.5%) from $413.1 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, interest income on securities and other interest bearing balances decreased by $330 thousand (10.6%), compared to the six months ended June 30, 2011. The decrease was due to a decrease in the weighted-average yield. The weighted-average yield on securities and other interest bearing balances was 2.70%, for the current six months, compared to 3.38% for the six months ended June 30, 2011. Securities balances averaged $189.2 million for the current six months, up $5.2 million (2.8%) from $184.0 million for the six months ended June 30, 2011. The increase in security average balances is a result of ongoing, consistent investment growth. Other interest bearing balances averaged $16.7 million for the current period, up $3.2 million (23.7%) from $13.5 million for the six months ended June 30, 2011.

Interest expense on deposits decreased by $531 thousand (38.3%) during the current six months compared to the six months ended June 30, 2011. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the six months ended June 30, 2012 was 0.32%, compared to 0.52%, for the six months ended June 30, 2011. Total deposit balances averaged $530.8 million for the current six months, up $2.5 million (0.5%) from $528.3 million for the six months ended June 30, 2011. Interest expense on borrowed funds increased by $21 thousand (5.5%) during the current six months due to increased average daily balances, as compared to the six months ended June 30, 2011. The weighted-average cost of borrowed funds was 1.36% for the current six months, compared to 1.58% for the six months ended June 30, 2011. Borrowed funds averaged $59.4 million during the six months ended June 30, 2012, an increase of $10.8 million (22.2%) from $48.6 million for the six months ended June 30, 2011.

Noninterest income for the six months ended June 30, 2012 was $3.0 million, a decrease of $413 thousand (12.0%) from $3.4 million for the six months ended June 30, 2011. During the current six months, fees and service charges totaled $1.24 million, an increase of $27 thousand (2.2%) from $1.22 million for the six months ended June 30, 2011. Fees from Wealth Management operations totaled $646 thousand for the six months ended June 30, 2012, an increase of $62 thousand (10.6%) from $584 thousand for the six months ended June 30, 2011. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $617 thousand for the current six months, an increase of $117 thousand (23.4%) from $500 thousand for the six months ended June 30, 2011. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $347 thousand for the current six months, an increase of $237 thousand (215.5%), compared to $110 thousand for the six months ended June 30, 2011. The increase in gains from the sale of loans is a result of increased customer refinance activity to low rate fixed rate mortgages as well as a sale of seasoned fixed rate mortgages with high prepayment speeds, which resulted in a onetime gain of $183 thousand for the six ended June 30, 2012. Income from an increase in the cash value of bank owned life insurance totaled $194 thousand for the six months ended June 30, 2012, a decrease of $8 thousand (4.0%), compared to $202 thousand for the six months ended June 30, 2011. Losses on foreclosed real estate totaled $84 thousand for the six months ended June 30, 2012, a decrease of $872 thousand (110.7%) from $788 thousand in gains for the six months ended June 30, 2011. The decrease is primarily related to the Bancorp’s favorable settlement in its lawsuit against the lead lender of a commercial real estate participation loan during the second quarter of 2011, as well as the revaluation of a land development loan that resulted in a loss. During the first six months of 2012, the Bancorp recognized a $6 thousand other-than-temporary impairment for one of its trust preferred securities. Other noninterest income totaled $58 thousand for the six months ended June 30, 2012 and $28 thousand for the six months ended June 30, 2011.

Noninterest expense for the six months ended June 30, 2012 was $9.9 million, an increase of $90 thousand (0.9%) from $9.8 million for the six months ended June 30, 2011. During the current six months, compensation and benefits totaled $5.1 million, an increase of $221 thousand (4.5%) from $4.9 million for the six months ended June 30, 2011. The increase is the result of increased compensation from the addition of staff and annual increases. Occupancy and equipment totaled $1.6 million for the current six months, a decrease of $109 thousand (6.4%), compared to $1.7 million for the six months ended June 30, 2011. The decrease in occupancy and equipment expense is the result of lower required building repair and maintenance expenses during the first quarter. Data processing expense totaled $548 thousand for the six months ended June 30, 2012, an increase of $47 thousand (9.4%) from $501 thousand for the six months ended June 30, 2011. Data processing expense has increased as a result of greater system utilization. Federal deposit insurance premium expense totaled $291 thousand for the six months ended June 30, 2012, a decrease of $305 thousand (51.2%) from $596 thousand for the six months ended June 30, 2011. The decrease was the result of lower FDIC assessment rates. Marketing expense related to banking products totaled $158 thousand for the current six months, a decrease of $58 thousand (26.9%) from $216 thousand for the six months ended June 30, 2011. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Other expenses related to banking operations totaled $2.2 million for the six months ended June 30, 2012, an increase of $294 thousand (15.3%) from $1.9 million for the six months ended June 30, 2011. The increase to other expense was primarily the result of one time litigation costs that settled in March 2012. The Bancorp’s efficiency ratio was 67.0% for the six months ended June 30, 2012, compared to 64.1% for the six months ended June 30, 2011.

Income tax expenses for the six months ended June 30, 2012 totaled $838 thousand, compared to income tax expense of $585 thousand for the six months ended June 30, 2011, an increase of $253 thousand (43.2%). The combined effective federal and state tax rates for the Bancorp was 22.0% for the six months ended June 30, 2012, compared to 17.0% for the six months ended June 30, 2011. The Bancorp’s higher current year effective tax rate is a result of higher earnings and lower tax preferred income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2012, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

There are no matters reportable under this item.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters reportable under this item.

Item 3. Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4. Mine Safety Disclosures

Not Applicable.

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

NORTHWEST INDIANA BANCORP

Date: July 23, 2012	/s/ David A. Bochnowski
David A. Bochnowski Chairman of the Board and Chief Executive Officer

Date: July 23, 2012	/s/ Robert T. Lowry
Robert T. Lowry Executive Vice President, Chief Financial Officer and Treasurer

