Form 10-Q/A
period 2012-06-30
NORTHWEST INDIANA BANCORP
filed 2012-07-26
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Northwest Indiana Bancorp's (“the Company") Quarterly Report on Form 10-Q for the period ended June 30, 2012 ("Form 10-Q"), as filed with the Securities and Exchange Commission on July 23, 2012, is being filed to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in eXtensible Business Reporting Language: (i) the Company's consolidated balance sheets as of June 30, 2012 (unaudited) and December 31, 2011, (ii) the Company's unaudited consolidated statements of income for the three and six months ended June 30, 2012 and 2011, (iii) the Company's unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, (iv) the Company's unaudited consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, and (iv) the notes to the Company's consolidated financial statements (unaudited).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II - Other Information

Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended June 30, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: July 26, 2012	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: July 26, 2012	/s/ Robert T. Lowry

Robert T. Lowry
Executive Vice President, Chief Financial Officer
and Treasurer