Form 10-Q
period 2012-09-30
NORTHWEST INDIANA BANCORP
filed 2012-10-25
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to ______

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

There were 2,841,318 shares of the registrant’s Common Stock, without par value, outstanding at September 30, 2012.

NorthWest Indiana Bancorp

Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets, September 30, 2012 and December 31, 2011	1

Consolidated Statements of Income, Three and Nine Months Ended September 30, 2012 and 2011	2

Consolidated Statements of Comprehensive Income, Three and Nine Months Ended September 30, 2012 and 2011	3

Consolidated Statements of Changes in Stockholders' Equity, Three and Nine Months Ended September 30, 2012 and 2011	3

Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2012 and 2011	4

Notes to Consolidated Financial Statements	5-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32-33

PART II. Other Information	34

SIGNATURES	35

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	36
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	37
32.1 Section 1350 Certifications	38
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	September 30,
	2012	December 31,
(Dollars in thousands)	(unaudited)	2011

ASSETS

Cash and non-interest bearing balances in financial institutions	$8,805	$9,875
Interest bearing balances in financial institutions	6,317	10,676
Federal funds sold	4,396	5,816
Total cash and cash equivalents	19,518	26,367

Securities available-for-sale	192,279	186,962
Loans held-for-sale	253	-
Loans receivable	432,512	401,401
Less: allowance for loan losses	(8,573)	(8,005)
Net loans receivable	423,939	393,396
Federal Home Loan Bank stock	3,086	3,086
Accrued interest receivable	2,303	2,554
Premises and equipment	17,675	18,242
Foreclosed real estate	936	2,457
Cash value of bank owned life insurance	12,426	12,850
Prepaid FDIC insurance premium	1,119	1,523
Other assets	5,087	4,321

Total assets	$678,621	$651,758

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$71,991	$55,577
Interest bearing	475,683	471,304
Total	547,674	526,881
Repurchase agreements	23,290	15,395
Borrowed funds	34,401	36,618
Accrued expenses and other liabilities	5,856	9,904

Total liabilities	611,221	588,798

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: September 30, 2012 - 2,888,902
December 31, 2011 - 2,888,902
shares outstanding: September 30, 2012 - 2,841,318
December 31, 2011 - 2,835,403	361	361
Additional paid in capital	5,184	5,173
Accumulated other comprehensive income	3,137	2,536
Retained earnings	59,738	56,032
Treasury stock, common shares at cost: September 30, 2012 - 47,584
December 31, 2011 - 53,499	(1,020)	(1,142)

Total stockholders' equity	67,400	62,960

Total liabilities and stockholders' equity	$678,621	$651,758

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans receivable
Real estate loans	$4,353	$4,247	$12,879	$12,949
Commercial loans	883	892	2,608	2,726
Consumer loans	7	10	25	35
Total loan interest	5,243	5,149	15,512	15,710

Securities	1,347	1,526	4,119	4,628
Other interest earning assets	1	6	13	17
	1,348	1,532	4,132	4,645

Total interest income	6,591	6,681	19,644	20,355

Interest expense:
Deposits	385	581	1,238	1,966
Repurchase agreements	20	26	61	83
Borrowed funds	170	159	534	486

Total interest expense	575	766	1,833	2,535

Net interest income	6,016	5,915	17,811	17,820
Provision for loan losses	550	570	1,625	2,635

Net interest income after provision for loan losses	5,466	5,345	16,186	15,185

Noninterest income:
Fees and service charges	667	644	1,915	1,865
Wealth management operations	305	293	951	877
Gain on sale of securities, net	118	183	735	683
Gain on sale of loans held-for-sale, net	319	27	665	137
Benefit from bank owned life insurance	587	-	587	-
Increase in cash value of bank owned life insurance	96	97	290	299
Gain/(loss) on foreclosed real estate, net	254	(2)	170	786
Other-than-temporary credit impairment of debt securities	-	-	(6)	-
Noncredit portion of other-than-temporary impairment of debt securities recognized in other comprehensive income	-	-	-	-
Other	20	9	79	37

Total noninterest income	2,366	1,251	5,386	4,684

Noninterest expense:
Compensation and benefits	2,675	2,519	7,807	7,430
Occupancy and equipment	773	877	2,355	2,569
Data processing	285	246	833	747
Federal deposit insurance premiums	143	208	434	805
Marketing	75	88	234	304
Other	1,000	1,297	3,215	3,217

Total noninterest expense	4,951	5,235	14,878	15,072

Income before income tax expenses	2,881	1,361	6,694	4,797
Income tax expenses	625	231	1,464	816

Net income	$2,256	$1,130	$5,230	$3,981

Earnings per common share:
Basic	$0.79	$0.40	$1.84	$1.41
Diluted	$0.79	$0.40	$1.84	$1.41

Dividends declared per common share	$0.19	$0.15	$0.53	$0.45

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2012	2011	2012	2011

Net income	$2,256	$1,130	$5,230	$3,981

Net change in net unrealized gains and losses: on securities available-for-sale:
Unrealized gains arising during the period	1,216	3,510	1,650	5,525
Less: reclassification adjustment for gains included in net income	(118)	(183)	(735)	(683)
Net securities gain during the period	1,098	3,327	915	4,842
Tax effect	(377)	(1,155)	(310)	(1,678)
Net of tax amount	721	2,172	605	3,164

Net change in unrecognized gain on postretirement benefit:
Net loss on post retirement benefit	-	-	-	-
Amortization of net actuarial gain	(1)	(2)	(4)	(6)
Net loss during the period	(1)	(2)	(4)	(6)
Tax effect	-	-	-	-
Net of tax amount	(1)	(2)	(4)	(6)
Other comprehensive income, net of tax	720	2,170	601	3,158

Comprehensive income, net of tax	$2,976	$3,300	$5,831	$7,139

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2012	2011	2012	2011

Balance at beginning of period	$64,921	$59,158	$62,960	$56,089

Comprehensive income:
Net income	2,256	1,130	5,230	3,981
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	721	2,172	605	3,164
Amortization of unrecognized gain on postretirement benefit	(1)	(2)	(4)	(6)
Comprehensive income, net of tax	2,976	3,300	5,831	7,139

Stock based compensation expense	4	9	12	27

Sale of treasury stock	39	31	101	92

Cash dividends	(540)	(425)	(1,504)	(1,274)

Balance at end of period	$67,400	$62,073	$67,400	$62,073

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,230	$3,981
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(17,105)	(5,231)
Sale of loans originated for sale	17,262	5,330
Depreciation and amortization, net of accretion	1,763	1,656
Amortization of mortgage servicing rights	91	103
Stock based compensation expense	12	27
Gain on sale of securities, net	(735)	(683)
Other-than-temporary credit impairment of debt securities	6	-
Gain on sale of loans held-for-sale, net	(665)	(137)
Gain on foreclosed real estate, net	(170)	(786)
Benefit from bank owned life insurance	(587)	-
Provision for loan losses	1,625	2,635
Net change in:
Interest receivable	251	266
Other assets	614	1,418
Accrued expenses and other liabilities	(4,163)	1,333
Total adjustments	(1,801)	5,931
Net cash - operating activities	3,429	9,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	42,006	30,982
Proceeds from sales of securities available-for-sale	15,574	13,562
Purchases of securities available-for-sale	(61,951)	(65,243)
Proceeds from maturities and pay downs of securities held-to-maturity	-	1,807
Proceeds from sale of loans receivable transferred to loans held-for-sale	3,591	-
Proceeds from sale of Federal Home Loan Bank Stock	-	296
Loan participations purchased	(9,393)	-
Net change in loans receivable	(27,315)	7,943
Proceeds from sales of foreclosed real estate	2,803	2,279
Purchase of premises and equipment, net	(486)	(268)
Increase in cash value of bank owned life insurance	(290)	(299)
Net cash - investing activities	(35,461)	(8,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	20,793	7,392
Proceeds from FHLB advances	2,000	3,000
Repayment of FHLB advances	(4,000)	(3,000)
Change in other borrowed funds	7,678	5,195
Proceeds from sale of treasury stock	101	92
Dividends paid	(1,389)	(1,274)
Net cash - financing activities	25,183	11,405
Net change in cash and cash equivalents	(6,849)	12,376
Cash and cash equivalents at beginning of period	26,367	10,938
Cash and cash equivalents at end of period	$19,518	$23,314

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,855	$2,506
Income taxes	1,278	738
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$1,366	$585
Transfers from loans receivable to loans held-for-sale	3,428	-
Transfers from securities held-to-maturity to available-for-sale	-	16,437

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Inc, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2012 and December 31, 2011, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity, for the three and nine months ended September 30, 2012 and 2011, and consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. The income reported for the nine month period ended September 30, 2012 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Securities

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2012
U.S. government sponsored entities	$14,511	$104	$-	$14,615
Collateralized mortgage obligations and residential mortgage-backed securities	111,275	4,066	(12)	115,329
Municipal securities	56,540	4,440	-	60,980
Collateralized debt obligations	5,207	-	(3,852)	1,355
Total securities available-for-sale	$187,533	$8,610	$(3,864)	$192,279

December 31, 2011
U.S. government sponsored entities	$15,610	$41	$(3)	$15,648
Collateralized mortgage obligations and residential mortgage-backed securities	107,569	3,630	(2)	111,197
Municipal securities	54,738	4,018	-	58,756
Collateralized debt obligations	5,214	-	(3,853)	1,361
Total securities available-for-sale	$183,131	$7,689	$(3,858)	$186,962

The fair value of available-for-sale debt securities and carrying amount, if different, at September 30, 2012 by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
September 30, 2012	Value	Yield (%)
Due in one year or less	$1,280	5.97
Due from one to five years	8,244	4.30
Due from five to ten years	34,443	4.29
Due over ten years	32,983	5.03
Collateralized mortgage obligations and residential mortgage-backed securities	115,329	2.94
Total	$192,279	3.62

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	September 30,	September 30,
	2012	2011

Proceeds	$15,574	$13,562
Gross gains	735	692
Gross losses	-	(9)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Beginning balance, December 31, 2011	$2,476
Current period change	605
Ending balance, September 30, 2012	$3,081

Securities with carrying values of approximately $32,890,000 and $70,412,000 were pledged as of September 30, 2012 and December 31, 2011, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law. The reduction in pledged securities is a result of the lifting of a state requirement to pledge securities for public funds on deposit.

Securities with unrealized losses at September 30, 2012 and December 31, 2011 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations and residential mortgage-backed securities	2,597	(12)	-	-	2,597	(12)
Municipal securities	-	-	-	-	-	-
Collateralized debt obligations	-	-	1,355	(3,852)	1,355	(3,852)
Total temporarily impaired	$2,597	$(12)	$1,355	$(3,852)	$3,952	$(3,864)
Number of securities		3		4		7

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$1,287	$(3)	$-	$-	$1,287	$(3)
Collateralized mortgage obligations and residential mortgage-backed securities	2,030	(2)	-	-	2,030	(2)
Municipal securities	-	-	-	-	-	-
Collateralized debt obligations	-	-	1,361	(3,853)	1,361	(3,853)
Total temporarily impaired	$3,317	$(5)	$1,361	$(3,853)	$4,678	$(3,858)
Number of securities		2		4		6

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

Note 4 - Loans Receivable

	(Dollars in thousands)
	September 30, 2012	December 31, 2011
Loans secured by real estate:
Construction and land development	$22,926	$21,143
Residential, including home equity	155,859	154,426
Commercial real estate and other dwelling	175,516	153,715
Total loans secured by real estate	354,301	329,284
Consumer loans	428	472
Commercial business	71,360	63,384
Government and other	6,742	8,643
Subtotal	432,831	401,783
Less:
Net deferred loan origination fees	(262)	(264)
Undisbursed loan funds	(57)	(118)
Loans receivable	$432,512	$401,401

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer Loans	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business Loans	Government	Total

The Bancorp's activity in the allowance for loan losses is summarized below for the nine months ended September 30, 2012:

Allowance for loan losses:
Beginning Balance	$1,161	$15	$3,329	$2,399	$1,101	$-	$8,005
Charge-offs	(236)	(13)	(254)	(503)	(210)	-	(1,216)
Recoveries	3	4	13	108	31	-	159
Provisions	149	22	1,667	(359)	146	-	1,625
Ending Balance	$1,077	$28	$4,755	$1,645	$1,068	$-	$8,573

The Bancorp's activity in the allowance for loan losses is summarized below for the nine months ended September 30, 2011:

Allowance for loan losses:
Beginning Balance	$994	$30	$2,773	$4,704	$620	$-	$9,121
Charge-offs	(457)	(14)	(682)	(2,432)	(113)	-	$(3,698)
Recoveries	111	11	182	-	-	-	$304
Provisions	543	(8)	1,150	331	619	-	$2,635
Ending Balance	$1,191	$19	$3,423	$2,603	$1,126	$-	$8,362

The Bancorp's allowance for loan losses impairment evaluation at September 30, 2012:

Ending balance: individually
evaluated for impairment	$10	$-	$1,470	$-	$245	$-	$1,725

Ending balance: collectively
evaluated for impairment	$1,067	$28	$3,285	$1,645	$823	$-	$6,848

FINANCING RECEIVABLES
Ending balance	$155,548	$428	$173,842	$24,600	$71,352	$6,742	$432,512

Ending balance: individually
evaluated for impairment	$738	$-	$10,679	$5,775	$1,698	$-	$18,890

Ending balance: collectively
evaluated for impairment	$154,810	$428	$163,163	$18,825	$69,654	$6,742	$413,622

The Bancorp's allowance for loan losses impairment evaluation at December 31, 2011:

Ending balance: individually
evaluated for impairment	$10	$-	$1,043	$252	$304	$-	$1,609

Ending balance: collectively
evaluated for impairment	$1,151	$15	$2,286	$2,147	$797	$-	$6,396

FINANCING RECEIVABLES
Ending balance	$154,135	$472	$154,618	$20,240	$63,293	$8,643	$401,401

Ending balance: individually
evaluated for impairment	$1,282	$-	$11,007	$7,170	$2,214	$-	$21,673

Ending balance: collectively
evaluated for impairment	$152,853	$472	$143,611	$13,070	$61,079	$8,643	$379,728

The Bancorp's credit quality indicators, are summarized below at September 30, 2012 and December 31, 2011:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction & Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Government
Loan Grades	2012	2011	2012	2011	2012	2011	2012	2011
2 Moderate risk	$21	$25	$-	$-	$5,659	$4,467	$-	$-
3 Acceptable risk	109,408	85,703	10,573	2,387	44,896	37,713	6,742	8,643
4 Pass/monitor	50,285	51,429	1,050	5,903	15,779	17,532	-	-
5 Special mention (watch)	3,657	5,509	7,202	4,780	2,869	978	-	-
6 Substandard	10,471	11,952	5,775	7,170	2,149	2,603	-	-
7 Doubtful	-	-	-	-	-	-	-	-
Total	$173,842	$154,618	$24,600	$20,240	$71,352	$63,293	$6,742	$8,643

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate, Including Home Equity		Consumer Loans
	2012	2011	2012	2011
Performing	$153,388	$151,375	$417	$472
Nonperforming	2,160	2,760	11	-
Total	$155,548	$154,135	$428	$472

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

Performing loans are loans that are paying as agreed and are less than ninety days past due on payments of interest and principal.

The Bancorp's cumulative outstanding troubled debt restructurings are summarized below:

	(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	September 30, 2012			December 31, 2011
Troubled debt restructurings outstanding at the end of the periods presented:
Residential real estate, including home equity	8	$741	$738	14	$1,290	$1,282
Consumer loans	-	-	-	-	-	-
Commercial real estate, construction & land development, and other dwellings	6	9,098	8,724	3	8,097	7,836
Commercial participations purchased	2	7,975	5,632	2	7,975	5,635
Commercial business loans	-	-	-	-	-	-
Government	-	-	-	-	-	-

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	September 30, 2012		December 31, 2011
Troubled debt restructurings that subsequently defaulted during the periods presented:

Residential real estate, including home equity	-	$-	-	$-
Consumer loans	-	-	-	-
Commercial real estate, construction & land development, and other dwellings	-	-	1	376
Commercial participations purchased	-	-	-	-
Commercial business loans	-	-	-	-
Government	-	-	-	-

Troubled debt restructurings that subsequently defaulted during the period are loans that were restructured and, subsequent to restructuring, were unable perform within the guidelines of the restructured note. Troubled debt restructurings that subsequently defaulted are presented for comparison purposes and are relevant only to the period in which the subsequent default occurred.

The Bancorp's individually evaluated impaired loans are summarized below:

	As of September 30, 2012			For the nine months ended September 30, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	219	303	-	677	5
Commercial participations purchased	5,775	10,074	-	4,106	-
Commercial business loans	1,012	1,095	-	864	35
With an allowance recorded:
Residential real estate, including home equity	738	738	10	930	13
Commercial real estate, construction & land development, and other dwellings	10,460	10,460	1,470	10,240	399
Commercial participations purchased	-	-	-	2,566	-
Commercial business loans	686	686	245	1,047	-
Total:
Residential real estate, including home equity	$738	$738	$10	$930	$13
Commercial real estate, construction & land development, and other dwellings	$10,679	$10,763	$1,470	$10,917	$404
Commercial participations purchased	$5,775	$10,074	$-	$6,672	$-
Commercial business loans	$1,698	$1,781	$245	$1,911	$35

	As of December 31, 2011			For the nine months ended September 30, 2011
(Dollars in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$32	$-
Commercial real estate, construction & land development, and other dwellings	690	880	-	923	16
Commercial participations purchased	2,483	8,158	-	2,651	182
Commercial business loans	793	818	-	568	11
With an allowance recorded:
Residential real estate, including home equity	1,282	1,282	10	-	-
Commercial real estate, construction & land development, and other dwellings	10,317	12,662	1,043	9,415	445
Commercial participations purchased	4,687	4,687	252	10,463	216
Commercial business loans	1,421	1,421	304	873	2
Total:
Residential real estate, including home equity	$1,282	$1,282	$10	$32	$-
Commercial real estate, construction & land development, and other dwellings	$11,007	$13,542	$1,043	$10,338	$461
Commercial participations purchased	$7,170	$12,845	$252	$13,114	$398
Commercial business loans	$2,214	$2,239	$304	$1,441	$13

The Bancorp's age analysis of past due financing receivables is summarized below:

(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investments Greater than 90 Days and Accruing
September 30, 2012
Residential real estate, including home equity	$6,119	$664	$1,783	$8,566	$146,982	$155,548	$166
Consumer loans	3	-	-	3	425	428	-
Commercial real estate, construction & land development, and other dwellings	3,167	659	2,277	6,103	167,739	173,842	84
Commercial participations purchased	5	-	5,775	5,780	18,820	24,600	-
Commercial business loans	960	1,186	487	2,633	68,719	71,352	-
Government	-	-	-	-	6,742	6,742	-
Total	$10,254	$2,509	$10,322	$23,085	$409,427	$432,512	$250

December 31, 2011
Residential real estate, including home equity	$3,413	$874	$2,663	$6,950	$147,185	$154,135	$279
Consumer loans	7	-	-	7	465	472	-
Commercial real estate, construction & land development, and other dwellings	604	238	1,616	2,458	152,160	154,618	-
Commercial participations purchased	7	-	7,169	7,176	13,064	20,240	-
Commercial business loans	458	323	717	1,498	61,795	63,293	-
Government	-	-	-	-	8,643	8,643	-
Total	$4,489	$1,435	$12,165	$18,089	$383,312	$401,401	$279

The Bancorp's financing receivables on nonaccrual status are summarized below:

	(Dollars in thousands)
	September 30, 2012	December 31, 2011
Residential real estate, including home equity	$2,160	$2,481
Consumer loans	11	-
Commercial real estate, construction & land development, and other dwellings	2,193	3,433
Commercial participations purchased	5,775	7,170
Commercial business loans	1,376	926
Government	-	-
Total	$11,515	$14,010

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2012	2011
Commercial real estate and other dwelling	$816	$569
Construction and land development	75	1,334
Residential real estate	45	554
Total	$936	$2,457

Note 6 - Lease Obligations

During the fourth quarter of 2011, the Bancorp entered into an agreement to lease commercial loan document preparation and credit management software under an operating lease that was set to expire in 2016. Implementation of the software is in process and no contract fees have yet been paid out during 2012. As of September 30, 2012, future minimum annual payments under this lease are expected to be as follows:

(Dollars in thousands)
2012	$10
2013	38
2014	38
2015	38
2016	38
2017	19
2018	9
Total	$190

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

Note 8 - Earnings Per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2012 and 2011 are as follows:

(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings per common share:
Net income as reported	$2,256	$1,130	$5,230	$3,981
Weighted average common shares outstanding	2,840,899	2,832,648	2,839,375	2,831,068
Basic earnings per common share	$0.79	$0.40	$1.84	$1.41
Diluted earnings per common share:
Net income as reported	$2,256	$1,130	$5,230	$3,981
Weighted average common shares outstanding	2,840,899	2,832,648	2,839,375	2,831,068
Add: Dilutive effect of assumed stock option exercises	-	-	-	-
Weighted average common and dilutive
potential common shares outstanding	2,840,899	2,832,648	2,839,375	2,831,068
Diluted earnings per common share	$0.79	$0.40	$1.84	$1.41

Note 9 - Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock. As required by the Compensation – Stock Compensation Topic, companies are required to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the nine months ended September 30, 2012, stock based compensation expense of $12 thousand was recorded, compared to $27 thousand for the nine months ended September 30, 2011. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $4 thousand in 2012 and $12 thousand in 2013.

There were no shares of restricted stock granted during the first nine months of either 2012 or 2011.

A summary of option activity under the Bancorp’s incentive stock option plan for the nine months ended September 30, 2012 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2012	40,500	$25.30
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(14,550)	$22.15
Outstanding at September 30, 2012	25,950	$27.06	0.9	-
Exercisable at September 30, 2012	24,950	$27.01	0.7	-

Note 10 - Adoption of New Accounting Standards

Update Number 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update to Fair Value Measurement (Topic 820) results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Bancorp has adopted this update as of January 1, 2012. Adoption has not resulted in any changes in valuation techniques nor related inputs. Note 11 - Fair Value contains expanded disclosure of the level in the fair value hierarchy of inputs that are used in estimating and measuring fair value.

Update Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This accounting standard update was issued to increase the prominence of items reported in other comprehensive income and to facilitate the convergence of U.S. GAAP and IFRS. Current U.S. GAAP allows the Bancorp to present other comprehensive income as part of the statement of changes in stockholders’ equity. This accounting standard update eliminates that option and requires consecutive presentation of the statement of net income and the statement of comprehensive income. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements are effective for public entities for reporting periods beginning after December 15, 2011 and will be applied retrospectively. A Consolidated Statement of Comprehensive Income has been included as part of the Bancorp’s unaudited financial statements, for the three months and nine months ended September 30, 2012 and 2011.

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

For the quarter ended September 30, 2012, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, bank call reports filed with the FDIC and thrift financial reports provided by the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment during the quarter ended September 30, 2012.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2011	$265
Additions not previously recognized	6
Ending balance, September 30, 2012	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of September 30, 2012 :

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Book value	$1,256,972	$1,296,077	$1,302,536	$1,351,903
Fair value	240,065	232,824	562,650	319,538
Unrealized gains/(losses)	(1,016,907)	(1,063,253)	(739,886)	(1,032,365)
Lowest credit rating assigned	Caa3	C	B2	Ca
Number of performing banks	49	27	54	44
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	17	9	2	2
Number of issuers in deferral	14	6	10	10
Defaults & deferrals as a % of performing collateral	49.53%	36.26%	19.96%	32.89%
Subordination:
As a % of performing collateral	-6.50%	-20.14%	33.46%	7.85%
As a % of performing collateral - adjusted for projected future defaults	-13.66%	-28.62%	28.30%	-1.60%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.10%	2.20%	2.40%	3.10%
Year 2 - issuer average	2.10%	2.20%	2.40%	3.10%
Year 3 - issuer average	2.10%	2.20%	2.40%	3.10%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41,100	$132,000	$36,600	$61,950

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At September 30, 2012, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At September 30, 2012, three of the trust preferred securities with a cost basis of $3.9 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2012. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2012 Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$14,615	$-	$14,615	$-
Collateralized mortgage obligations and residential mortgage-backed securities	115,329	-	115,329	-
Municipal securities	60,980	-	60,980	-
Collateralized debt obligations	1,355	-	-	1,355
Total securities available-for-sale	$192,279	$-	$190,924	$1,355

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$15,648	$-	$15,648	$-
Collateralized mortgage obligations and residential mortgage-backed securities	111,197	-	111,197	-
Municipal securities	58,756	-	58,756	-
Collateralized debt obligations	1,361	-	-	1,361
Total securities available-for-sale	$186,962	$-	$185,601	$1,361

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Fair Value Measurements at September 30, 2012 Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Collateralized Debt Obligations
Beginning balance, December 31, 2011	$1,361
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	(6)
Included in other comprehensive income	-
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, September 30, 2012	$1,355

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2012 Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$17,165	$-	$-	$17,165
Foreclosed real estate	768	-	-	768

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,064	$-	$-	$20,064
Foreclosed real estate	2,217	-	-	2,217

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The unpaid principal balance of impaired loans was $18.9 million and the related specific reserves totaled $1.7 million, resulting in a fair value of impaired loans totaling $17.2 million, at September 30, 2012. The unpaid principal balance of impaired loans was $21.7 million and the related specific reserves totaled $1.6 million, resulting in a fair value of impaired loans totaling $20.1 million, at December 31, 2011. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	(Dollars in thousands)
	September 30, 2012		Estimated Fair Value Measurements at September 30, 2012 Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,518	$19,518	$19,518	$-	$-
Securities available-for-sale	192,279	192,279	-	190,924	1,355
Loans held-for-sale	253	259	259	-	-
Loans receivable, net	423,939	425,590	-	-	425,590
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,303	2,303	-	2,303	-

Financial liabilities:
Non-interest bearing deposits	71,991	71,991	71,991	-	-
Interest bearing deposits	475,683	475,869	298,236	177,633	-
Repurchase agreements	23,290	23,299	17,003	6,296	-
Borrowed funds	34,401	34,961	401	34,560	-
Accrued interest payable	45	45	-	45	-

	(Dollars in thousands)
	December 31, 2011		Estimated Fair Value Measurements at December 31, 2011 Using
	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$26,367	$26,367	$26,367	$-	$-
Securities available-for-sale	186,962	186,962	-	185,601	1,361
Loans held-for-sale	-	-	-	-	-
Loans receivable, net	393,396	394,385	-	-	394,385
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,554	2,554	-	2,554	-

Financial liabilities:
Non-interest bearing deposits	55,577	55,577	55,577	-	-
Interest bearing deposits	471,304	471,622	294,382	177,240	-
Repurchase agreements	15,395	15,407	8,722	6,685	-
Borrowed funds	36,618	37,270	617	36,653	-
Accrued interest payable	67	67	-	67	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended September 30, 2012 and December 31, 2011:

Cash and cash equivalent carrying amounts approximate fair value. The fair values of securities available-for-sale are obtained from broker pricing (Level 2), with the exception of collateralized debt obligations, which are valued by a third-party specialist (Level 3). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets. The estimated fair value for net loans receivable is based on estimates of the rate the Bancorp would charge for similar such loans, applied for the time period until estimated repayment, in addition to appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer the security. Fair value of accrued interest receivable and payable approximates book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

Non-interest and interest bearing deposits, which include checking, savings, and money market deposits, are estimated to have fair values based on the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit (included in interest bearing deposits) are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). Estimated fair values for short-term repurchase agreements, which represent sweeps from demand deposits to accounts secured by pledged securities, are estimated based on the amount payable as of the reporting date (Level 1). Longer-term repurchase agreements, with contractual maturity dates of three months or more, are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). Short-term borrowings are generally only held overnight, therefore, their carrying amount is a reasonable estimate of fair value (Level 1). The fair value of FHLB Advances are estimated by discounting the future cash flows using quoted rates from the FHLB similar advances with similar maturities. The estimated fair value of other financial instruments, and off-balance sheet loan commitments, approximate cost and are not considered significant to this presentation.

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

At September 30, 2012, the Bancorp had total assets of $678.6 million, total loans of $432.5 and total deposits of $547.7 million. Stockholders' equity totaled $67.4 million or 9.93% of total assets, with book value per share of $23.72. Net income for the quarter ended September 30, 2012, was $2.3 million, or $0.79 earnings per common share for both basic and diluted calculations. For the quarter ended September 30, 2012, the return on average assets (ROA) was 1.34%, while the return on average stockholders’ equity (ROE) was 13.42%. For the nine months ended September 30, 2012, the Bancorp recorded net income of $5.2 million, or $1.84 earnings per basic and diluted share. For the nine months ended September 30, 2012, the ROA was 1.05%, while the ROE was 10.61%.

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

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are in a comment period running through October 22, 2012.

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

Financial Condition

During the nine months ended September 30, 2012, total assets increased by $26.9 million (4.1%), with interest-earning assets increasing by $30.9 million (5.1%). At September 30, 2012, interest-earning assets totaled $638.8 million compared to $607.9 million at December 31, 2011. Earning assets represented 94.1% of total assets at September 30, 2012, compared to 93.3% at December 31, 2011.

Loans receivable totaled $432.5 million at September 30, 2012, compared to $401.4 million at December 31, 2011. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp’s end-of-period loan balances were as follows:

	September 30,
	2012		December 31,
(Dollars in thousands)	(unaudited)		2011
	Balance	% Loans	Balance	% Loans

Construction & land development	$22,926	5.3%	$21,143	5.3%
1-4 first liens	135,899	31.4%	132,231	32.9%
Multifamily	21,372	4.9%	7,313	1.8%
Commercial real estate	154,144	35.6%	146,402	36.5%
Commercial business	71,352	16.5%	63,293	15.8%
1-4 Junior Liens	1,650	0.4%	1,814	0.5%
HELOC	15,541	3.6%	17,434	4.3%
Lot loans	2,458	0.6%	2,656	0.7%
Consumer	428	0.1%	472	0.1%
Government and other	6,742	1.6%	8,643	2.1%
Total loans	$432,512	100.0%	$401,401	100.0%

Adjustable rate loans / total loans	$255,572	59.1%	$244,075	60.8%

	September 30,
	2012	December 31,
	(unaudited)	2011

Total loans to total assets	63.7%	61.6%
Total loans to earning assets	67.7%	66.0%
Total loans to total deposits	79.0%	76.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities are generally limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. However, during the second quarter of 2012, as a result of the low interest rate environment, management began selling all newly originated fixed rate mortgage loans with contractual maturities greater than 10 years in an effort to reduce interest rate risk. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. During the nine months ended September 30, 2012, the Bancorp sold $17.3 million in newly originated fixed rate mortgage loans, compared to $5.3 million during the nine months ended September 30, 2011. Net gains realized from the mortgage loan sales totaled $482 thousand for the nine months ended September 30, 2012, compared to $137 thousand for the nine months ended September 30, 2011. Also, during the second quarter of 2012, the Bancorp conducted a $3.4 million one-time sale of portfolio fixed rate mortgage loans, which the Bancorp’s management considers an interest rate risk mitigation strategy to reduce loan prepayment risk. The segment of loans that were sold had a higher premium value and were projected to prepay significantly faster than the mortgage portfolio's average repayment speed. The gain realized from the prepayment risk reduction strategy totaled $183 thousand and was recorded during the second quarter of 2012. The proceeds from the loan sale were used to fund loans with longer durations and similar yields to the loans that were included in the sales strategy. At September 30, 2012, the Bancorp had $253 thousand in loans that were classified as held for sale.

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

Historically, the Bancorp has successfully originated commercial real estate loans within its primary lending area. However, beginning in the fourth quarter of 2005, in response to a decrease in local loan demand and in an effort to reduce the potential credit risk associated with geographic concentrations, a strategy was implemented to purchase commercial real estate participation loans outside of the Bancorp’s primary lending area. The strategy to purchase these commercial real estate participation loans was limited to 10% of the Bancorp’s loan portfolio. The Bancorp’s management discontinued the out of market strategy during the third quarter of 2007. As of September 30, 2012, the Bancorp’s commercial real estate participation loan portfolio carried an aggregate balance of $24.6 million, of which $13.2 million has been purchased within the Bancorp’s primary lending area and $11.4 million outside of the primary lending area. At September 30, 2012, $5.8 million, or 23.5%, of the Bancorp’s commercial real estate participation loans have been internally classified as substandard and have been placed on non-accrual status. All $5.8 million in substandard commercial real estate participation loans placed on non-accrual status are located outside of the Bancorp’s primary lending area. The discussion in the paragraphs that follow regarding non-performing loans, internally classified loans and impaired loans includes loans from the Bancorp’s commercial real estate participation loan portfolio.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $11.8 million at September 30, 2012, compared to $14.3 million at December 31, 2011, a decrease of $2.5 million or 17.7%. The ratio of non-performing loans to total loans was 2.72% at September 30, 2012, compared to 3.56% at December 31, 2011. The ratio of non-performing loans to total assets was 1.73% at September 30, 2012, compared to 2.19% at December 31, 2011. The decrease in non-performing loans is related to loans moving off of non-accrual status, pay downs and charge-offs during the first nine months of 2012. At September 30, 2012, all non-performing loans are also accounted for on a non-accrual basis, except for two loans totaling $250 thousand that are classified as accruing and 90 days past due. The current level of non-performing loans is concentrated in two previously reported out of market commercial real estate participation loans totaling $5.8 million in the aggregate. Both of the non-performing commercial real estate participation loans are hotel loans that have been charged down to its fair value based on the current fair value of the respective project’s collateral, less estimated selling costs. For these commercial real estate participation loans, to the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required.

Loans, internally classified as substandard, totaled $20.8 million at September 30, 2012, compared to $24.6 million at December 31, 2011 a decrease of $3.8 million or 15.3%. The current level of substandard loans is concentrated in the previously mentioned two non-performing commercial real estate participation loans and one accruing commercial real estate hotel loan in the amount of $4.9 million, which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2012 or December 31, 2011. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $18.6 million at September 30, 2012, compared to $16.6 million at December 31, 2011 an increase of $2.1 million or 12.0%. The increase in watch loans is related to the upgrading of one commercial real estate participation loan totaling $945 thousand, which had been previously classified as substandard. In addition, nine commercial business loans to one borrower totaling $1.2 million were newly classified as watch during the third quarter of 2012.

A loan is considered impaired when, based on current information and events it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At September 30, 2012, impaired loans totaled $18.9 million, compared to $21.7 million at December 31, 2011 a decrease of $2.8 million or 12.9%. The September 30, 2012, impaired loan balances consist of twenty-two commercial real estate and commercial business loans totaling $18.2 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, eight mortgage loans totaling $738 thousand, which are troubled debt restructurings have also been classified as impaired. The September 30, 2012 ALL contained $1.7 million in specific allowances for collateral deficiencies, compared to $1.6 million at December 31, 2011. During the third quarter of 2012, one construction loan totaling $196 thousand was newly classified as impaired. During the third quarter of 2012, one commercial real estate loan totaling $192 thousand, and one construction and development loan totaling $177 thousand were transferred to foreclosed real estate. Also, one impaired commercial real estate participation loan totaling $857 was removed from impaired status as a result of payment performance. As of September 30, 2012, all loans classified as impaired were also included in the previously discussed substandard loan balances. There were no other loans considered to be impaired loans as of September 30, 2012. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At September 30, 2012, the Bancorp classified sixteen loans totaling $15.1 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include two commercial real estate participation hotel loans in the amount of $5.6 million and one commercial real estate hotel loan in the amount of $4.9 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in which the borrower is in bankruptcy in the amount of $428 thousand, for which a significant deferral of principal and interest repayment was granted by the Bank as required by the bankruptcy plan; two development loans in the amount of $893 thousand for which an interest rate concession was granted; and one commercial business loan in the amount of $102 thousand and eight mortgage loans totaling $738 thousand, for which maturity dates were materially extended. At September 30, 2012, $9.7 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At September 30, 2012, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the three months ended September 30, 2012, $550 thousand in provisions to the ALL were required, compared to $570 thousand for the three months ended September 30, 2011. For the nine months ended September 30, 2012, $1.6 million in provisions to the ALL were required, compared to $2.6 million for the nine months ended September 30, 2011. The ALL provision decrease for both the three and nine month periods are primarily a result of improved asset quality. The current year ALL provisions were primarily related to the current credit risk in the commercial real estate loan portfolio. For the three months ended September 30, 2012, charge-offs, net of recoveries, totaled $21 thousand, compared to $346 thousand for the three months ended September 30, 2011. The net loan charge-offs for the three months end September 30, 2012 were comprised of $82 thousand in commercial business loans, $15 thousand in commercial real estate loans, $10 thousand in residential real estate loans, $3 thousand in consumer loans, and a net recovery of $89 thousand in commercial real estate participation loans. For the nine months ended September 30, 2012, charge-offs, net of recoveries, totaled $1.1 million, compared to $3.4 million for the nine months ended September 30, 2011. The net loan charge-offs for the nine months ended September 30, 2012 were comprised of $395 thousand in commercial real estate participation loans, $241 thousand in commercial real estate loans, $233 thousand in residential real estate loans, $179 thousand in commercial business loans and $9 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.98% at September 30, 2012, compared to 1.99% at December 31, 2011. The ALL to non-performing loans (coverage ratio) was 72.87% at September 30, 2012, compared to 56.03% at December 31, 2011. The September 30, 2012 balance in the ALL account of $8.6 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2012, foreclosed real estate totaled $936 thousand, which was comprised of ten properties, compared to $2.5 million and eleven properties at December 31, 2011. During the three months ended September 30, 2012, loans totaling $436 thousand were transferred into foreclosed real estate, while net sales of foreclosed real estate totaled $1.7 million. Net gains from the three month sales totaled $254 thousand. During the nine months ended September 30, 2012, loans totaling $1.4 million were transferred into foreclosed real estate, while net sales of foreclosed real estate totaled $3.0 million. Net gains from the nine month sales totaled $170 thousand. At the end of September 2012 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $192.3 million at September 30, 2012, compared to $187.0 million at December 31, 2011, an increase of $5.3 million (2.8%). The increase in securities is a result of investing excess liquidity in the securities portfolio. At September 30, 2012, the securities portfolio represented 30.1% of interest-earning assets and 28.3% of total assets compared to 30.8% of interest-earning assets and 28.7% of total assets at December 31, 2011. The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,
	2012		December 31,
(Dollars in thousands)	(unaudited)		2011
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$14,615	7.6%	$15,648	8.4%
Collateralized Mortgage Obligations and
residential mortgage-backed securities	115,329	60.0%	111,197	59.5%
Municipal securities	60,980	31.7%	58,756	31.4%
Collateralized debt obligations	1,355	0.7%	1,361	0.7%
Total securities	$192,279	100.0%	$186,962	100.0%

	September 30,
	2012	December 31,	YTD
(Dollars in thousands)	(unaudited)	2011	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$6,317	$10,676	$(4,359)	-40.8%
Fed funds sold	4,396	5,816	(1,420)	-24.4%
Federal Home Loan Bank stock	3,086	3,086	-	0.0%

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

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,
	2012	December 31,	YTD
(Dollars in thousands)	(unaudited)	2011	Change
	Balance	Balance	$	%

Checking	$169,334	$157,871	$11,463	7.3%
Savings	76,387	71,417	4,970	7.0%
Money market	124,506	120,671	3,835	3.2%
Certificates of deposit	177,447	176,922	525	0.3%
Total deposits	$547,674	$526,881	$20,793	3.9%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,
	2012	December 31,	YTD
(Dollars in thousands)	(unaudited)	2011	Change
	Balance	Balance	$	%

Repurchase agreements	$23,290	$15,395	$7,895	51.3%
Borrowed funds	34,401	36,618	(2,217)	-6.1%
Total borrowed funds	$57,691	$52,013	$5,678	10.9%

Repurchase agreements increased as a result of growth in the Bancorp’s business sweep accounts. Borrowed funds decreased as a result of utilizing excess liquidity to repay Federal Home loan Bank advances.

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

During the nine months ended September 30, 2012, cash and cash equivalents decreased by $6.8 million compared to a $12.4 million increase for the nine months ended September 30, 2011. The primary sources of cash were proceeds from increased deposit and borrowing balances, maturities, pay downs, and calls of available-for-sale securities, and the sale of seasoned loans with high prepayment speeds from the loan portfolio. The primary uses of cash were loan originations, the purchase of loan participations, the purchase of securities, and the payment of common stock dividends. Cash provided by operating activities totaled $3.4 million for the nine months ended September 30, 2012, compared to cash provided of $9.9 million for the nine month period ended September 30, 2011. The decrease in cash from operating activities was primarily a result of a decrease in other cash held in Bank controlled operating accounts from the clearing of customer checks and due to the clearing of customer ACH transactions. Cash outflows from investing activities totaled $35.5 million for the current period, compared to cash outflows of $8.9 million for the nine months ended September 30, 2011. The increased cash outflows for the current nine months were primarily related to strong loan portfolio growth. Net cash inflows from financing activities totaled $25.2 million during the current period compared to net cash inflows of $11.4 million for the nine months ended September 30, 2011. The increase in net cash inflows from financing activities was a result of increases to the Bancorp’s deposit and repurchase agreement products. On a cash basis, the Bancorp paid dividends on common stock of $1.4 million for the nine months ended September 30, 2012, compared to $1.3 million for the nine months ended September 30, 2011.

At September 30, 2012, outstanding commitments to fund loans totaled $71.8 million. Approximately 49.0% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $9.5 million at September 30, 2012. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2012, stockholders' equity increased by approximately $4.4 million (7.1%). During the nine months ended September 30, 2012, stockholders’ equity was increased by net income of $5.2 million and the net change in the valuation of the available-for-sale securities of $605 thousand. Decreasing stockholders’ equity was the declaration of $1.5 million in cash dividends.

The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve Board (“FRB”), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the FRB and FDIC regulations provide for a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not expecting or anticipating significant growth. All other financial institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least one to two percent. See “New Proposed Capital Rules” under “Recent Developments” for a description of the new capital ratios that are proposed to be phased-in beginning in 2013.

The following table shows that, at September 30, 2012, and December 31, 2011, the Bancorp’s capital exceeded all regulatory capital requirements. During the nine months ended September 30, 2012, the Bancorp’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $29.9 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both September 30, 2012 and December 31, 2011. The dollar amounts are in millions.

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$69.0	14.5%	$38.1	8.0%	$47.6	10.0%
Tier 1 capital to risk-weighted assets	$63.0	13.2%	$19.0	4.0%	$28.6	6.0%
Tier 1 capital to adjusted average assets	$63.0	9.4%	$20.2	3.0%	$33.6	5.0%

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$64.9	14.3%	$36.2	8.0%	$45.2	10.0%
Tier 1 capital to risk-weighted assets	$59.2	13.1%	$18.1	4.0%	$27.1	6.0%
Tier 1 capital to adjusted average assets	$59.2	9.2%	$19.4	3.0%	$32.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. The aggregate amount of dividends that may be declared by the Bank in 2012, with prior DFI approval is $7.7 million plus current 2012 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On August 24, 2012, the Board of Directors of the Bancorp declared a third quarter dividend of $0.19 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 5, 2012.

Results of Operations - Comparison of the Quarter Ended September 30, 2012 to the Quarter Ended September 30, 2011

For the quarter ended September 30, 2012, the Bancorp reported net income of $2.3 million, compared to net income of $1.1 million for the quarter ended September 30, 2011, an increase of $1.1 million (99.6%). For the current quarter the ROA was 1.34%, compared to 0.70% for the quarter ended September 30, 2011. The ROE was 13.42% for the quarter ended September 30, 2012, compared to 7.34% for the quarter ended September 30, 2011.

Net interest income for the three months ended September 30, 2012 was $6.0 million, an increase of $101 thousand (1.7%), compared to $5.9 million for the quarter ended September 30, 2011. During the current quarter, the Bancorp’s cost of funds continues to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment, however, the Bancorp’s yield on interest earning assets is being negatively impacted by lower long-term interest rates. The weighted-average yield on interest-earning assets was 4.17% for the three months ended September 30, 2012, compared to 4.43% for the three months ended September 30, 2011. The weighted-average cost of funds for the quarter ended September 30, 2012, was 0.38%, compared to 0.53% for the quarter ended September 30, 2011. The impact of the 4.17% return on interest earning assets and the 0.38% cost of funds resulted in an interest rate spread of 3.79% for the current quarter, compared to 3.90% for the quarter ended September 30, 2011. During the current quarter, total interest income decreased by $90 thousand (1.3%) while total interest expense decreased by $191 thousand (24.9%). The net interest margin was 3.81% for the three months ended September 30, 2012, compared to 3.93% for the quarter ended September 30, 2011. On a tax equivalent basis, the Bancorp’s net interest margin was 4.00% for the three months ended September 30, 2012, compared to 4.14% for the quarter ended September 30, 2011. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended September 30, 2012, interest income from loans increased by $94 thousand (1.8%), compared to the three months ended September 30, 2011. The change was due to an increase in loan portfolio average daily balances. The weighted-average yield on loans outstanding was 4.86% for the current quarter, compared to 5.08% for the three months ended September 30, 2011. Loan balances averaged $431.7 million for the current quarter, an increase of $26.4 million (6.5%) from $405.3 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, interest income on securities and other interest bearing balances decreased by $184 thousand (12.0%), compared to the quarter ended September 30, 2011. The change was primarily due to a decrease in the weighted-average yield of the securities portfolio. The weighted-average yield on securities and other interest bearing balances was 2.69%, for the current quarter, compared to 3.10% for the three months ended September 30, 2011. Securities balances averaged $194.7 million for the current quarter, up $12.5 million (6.9%) from $182.2 million for the three months ended September 30, 2011. The increase in security average daily balances is a result of consistent investment growth. Other interest bearing balances averaged $5.7 million for the current period, down $9.5 million (62.5%) from $15.2 million for the three months ended September 30, 2011. The decrease in other interest bearing balances is a result of growth in the loan and securities portfolios.

Interest expense on deposits decreased by $196 thousand (33.7%) during the current quarter compared to the three months ended September 30, 2011. The change was due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the three months ended September 30, 2012 was 0.28%, compared to 0.44%, for the quarter ended September 30, 2011. Total deposit balances averaged $542.2 million for the current quarter, an increase of $15.0 million (2.9%) from $526.1 million for the quarter ended September 30, 2011. Interest expense on borrowed funds increased by $5 thousand (2.7%) during the current quarter due to an increase in average daily balances compared to the three months ended September 30, 2011. The weighted-average cost of borrowed funds was 1.28% for the current quarter, compared to 1.46% for the three months ended September 30, 2011. Borrowed funds averaged $59.2 million during the quarter ended September 30, 2012, an increase of $8.5 million (16.8%) from $50.7 million for the quarter ended September 30, 2011.

Noninterest income for the quarter ended September 30, 2012 was $2.4 million, an increase of $1.1 million (89.1%) from $1.3 million for the quarter ended September 30, 2011. During the current quarter, fees and service charges totaled $667 thousand, an increase of $23 thousand (3.6%) from $644 thousand for the quarter ended September 30, 2011. Fees from Wealth Management operations totaled $305 thousand for the quarter ended September 30, 2012, an increase of $12 thousand (4.1%) from $293 thousand for the quarter ended September 30, 2011. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $118 thousand for the current quarter, a decrease of $65 thousand (35.5%) from $183 thousand for the quarter ended September 30, 2011. Current market conditions continued to provide opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $319 thousand for the current quarter, an increase of $292 thousand (1,081.5%), compared to $27 thousand for the quarter ended September 30, 2011. The increase in gains from the sale of loans is a result of increased customer refinance activity to low rate fixed rate mortgages. Due to the passing of a senior manager during the quarter, the Bancorp received a $587 thousand benefit from bank owned life insurance. Income from an increase in the cash value of bank owned life insurance totaled $96 thousand for the quarter ended September 30, 2012, a decrease of $1 thousand (1.0%) compared to the quarter ended September 30, 2011. Gains on foreclosed real estate totaled $254 thousand for the quarter ended September 30, 2012, an increase of $256 thousand (12,800.0%) from losses of $2 thousand for the quarter ended September 30, 2011. The increase is primarily related to the Bancorp’s ongoing efforts in the marketing and sale of foreclosed real estate. Other noninterest income totaled $20 thousand for the quarter, an increase of $11 thousand (122.2%) compared to $9 thousand for the quarter ended September 30, 2011. The increase in other noninterest income is primarily related to rents collected on foreclosed properties while the properties are being actively marketed for sale.

Noninterest expense for the quarter ended September 30, 2012 was $4.95 million, a decrease of $284 thousand (5.4%) from $5.24 million for the three months ended September 30, 2011. During the current quarter, compensation and benefits totaled $2.7 million, an increase of $156 thousand (6.2%) from $2.5 million for the quarter ended September 30, 2011. The increase in compensation and benefits is the result of additional benefit accruals related to the Bancorp’s strong operating performance. Occupancy and equipment totaled $773 thousand for the current quarter, a decrease of $104 thousand (11.9%), compared to $877 thousand for the quarter ended September 30, 2011. The decrease in occupancy and equipment expense is the result of lower required depreciation expense and building repair and maintenance expenses during the third quarter. Data processing expense totaled $285 thousand for the three months ended September 30, 2012, an increase of $39 thousand (15.9%) from $246 thousand for the three months ended September 30, 2011. Data processing expense has increased as a result of greater system utilization. Federal deposit insurance premium expense totaled $143 thousand for the three months ended September 30, 2012, a decrease of $65 thousand (31.3%) from $208 thousand for the quarter ended September 30, 2011. The decrease was the result of lower FDIC assessment rates. Marketing expense related to banking products totaled $75 thousand for the current quarter, a decrease of $13 thousand (14.8%) from $88 thousand for the three months ended September 30, 2011. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Other expenses related to banking operations totaled $1.0 million for the quarter ended September 30, 2012, a decrease of $297 thousand (22.9%) from $1.3 million for the quarter ended September 30, 2011. The decrease in other expenses was associated with less foreclosed real estate and legal expenses for the current quarter. The Bancorp’s efficiency ratio was 59.1% for the quarter ended September 30, 2012, compared to 73.0% for the three months ended September 30, 2011. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the three months ended September 30, 2012 totaled $625 thousand, compared to income tax expense of $231 thousand for the three months ended September 30, 2011, an increase of $394 thousand (170.6%). The combined effective federal and state tax rates for the Bancorp was 21.7% for the three months ended September 30, 2012, compared to 17.0% for the three months ended September 30, 2011. The Bancorp’s higher current quarter effective tax rate is a result of lower tax preferred income.

Results of Operations - Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, the Bancorp reported net income of $5.2 million, compared to net income of $4.0 million for the nine months ended September 30, 2011, an increase of $1.3 million (31.4%). For the current nine months the ROA was 1.05%, compared to 0.83% for the nine months ended September 30, 2011. The ROE was 10.61% for the nine months ended September 30, 2012, compared to 8.91% for the nine months ended September 30, 2011.

Net interest income for the nine months ended September 30, 2012 was $17.81 million, a decrease of $9 thousand (0.1%), compared to $17.82 million for the nine months ended September 30, 2011. During the nine months, the Bancorp’s cost of funds continues to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment, however, the Bancorp’s yield on interest earning assets is being negatively impacted by lower long-term interest rates. The weighted-average yield on interest-earning assets was 4.19% for the nine months ended September 30, 2012, compared to 4.53% for the nine months ended September 30, 2011. The weighted-average cost of funds for the nine months ended September 30, 2012, was 0.41%, compared to 0.59% for the nine months ended September 30, 2011. The impact of the 4.19% return on interest earning assets and the 0.41% cost of funds resulted in an interest rate spread of 3.78% for the current nine months, compared to 3.94% for the nine months ended September 30, 2011. During the current nine months, total interest income decreased by $711 thousand (3.5%) while total interest expense decreased by $702 thousand (27.7%). The net interest margin was 3.80% for the nine months ended September 30, 2012, compared to 3.97% for the nine months ended September 30, 2011. On a tax equivalent basis, the Bancorp’s net interest margin was 3.99% for the nine months ended September 30, 2012, compared to 4.19% for the nine months ended September 30, 2011. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the nine months ended September 30, 2012, interest income from loans decreased by $198 thousand (1.3%), compared to the nine months ended September 30, 2011. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio. The weighted-average yield on loans outstanding was 4.92% for the current nine months, compared to 5.10% for the nine months ended September 30, 2011. Loan balances averaged $420.6 million for the current nine months, an increase of $10.1 million (2.5%) from $410.5 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, interest income on securities and other interest bearing balances decreased by $513 thousand (11.0%), compared to the nine months ended September 30, 2011. The decrease was due to a decrease in the weighted-average yield. The weighted-average yield on securities and other interest bearing balances was 2.70%, for the current nine months, compared to 3.29% for the nine months ended September 30, 2011. Securities balances averaged $191.0 million for the current nine months, up $16.6 million (9.5%) from $174.4 million for the nine months ended September 30, 2011. The increase in security average balances is a result of ongoing, consistent investment growth. Other interest bearing balances averaged $13.0 million for the current period, down $1.1 million (7.8%) from $14.1 million for the nine months ended September 30, 2011.

Interest expense on deposits decreased by $728 thousand (37.0%) during the current nine months compared to the nine months ended September 30, 2011. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the nine months ended September 30, 2012 was 0.31%, compared to 0.50%, for the nine months ended September 30, 2011. Total deposit balances averaged $535.5 million for the current nine months, up $6.7 million (1.3%) from $527.6 million for the nine months ended September 30, 2011. Interest expense on borrowed funds increased by $26 thousand (4.6%) during the current nine months due to increased average daily balances, as compared to the nine months ended September 30, 2011. The weighted-average cost of borrowed funds was 1.34% for the current nine months, compared to 1.54% for the nine months ended September 30, 2011. Borrowed funds averaged $59.4 million during the nine months ended September 30, 2012, an increase of $10.1 million (20.5%) from $49.3 million for the nine months ended September 30, 2011.

Noninterest income for the nine months ended September 30, 2012 was $5.4 million, an increase of $702 thousand (15.0%) from $4.7 million for the nine months ended September 30, 2011. During the current nine months, fees and service charges totaled $1.92 million, an increase of $50 thousand (2.7%) from $1.87 million for the nine months ended September 30, 2011. Fees from Wealth Management operations totaled $951 thousand for the nine months ended September 30, 2012, an increase of $74 thousand (8.4%) from $877 thousand for the nine months ended September 30, 2011. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $735 thousand for the current nine months, an increase of $52 thousand (7.6%) from $683 thousand for the nine months ended September 30, 2011. Current market conditions continue to provide opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $665 thousand for the current nine months, an increase of $528 thousand (385.4%), compared to $137 thousand for the nine months ended September 30, 2011. The increase in gains from the sale of loans is a result of increased customer refinance activity to low rate fixed rate mortgages as well as a sale of seasoned fixed rate mortgages with high prepayment speeds, which resulted in a onetime gain of $183 thousand for the nine months ended September 30, 2012. Due to the passing of a senior manager during the third quarter, the Bancorp received a $587 thousand benefit from bank owned life insurance. Income from an increase in the cash value of bank owned life insurance totaled $290 thousand for the nine months ended September 30, 2012, a decrease of $9 thousand (3.0%), compared to $299 thousand for the nine months ended September 30, 2011. Gain on foreclosed real estate totaled $170 thousand for the nine months ended September 30, 2012, a decrease of $616 thousand (78.4%) from $786 thousand in gains for the nine months ended September 30, 2011. The decrease is primarily related to the Bancorp’s favorable settlement in its lawsuit against the lead lender of a commercial real estate participation loan during the second quarter of 2011. During the first nine months of 2012, the Bancorp recognized a $6 thousand other-than-temporary impairment for one of its trust preferred securities. Other noninterest income totaled $79 thousand for the nine months ended September 30, 2012 and $37 thousand for the nine months ended September 30, 2011. The increase in other noninterest income is primarily related to rents collected on foreclosed properties while the properties are being actively marketed for sale.

Noninterest expense for the nine months ended September 30, 2012 was $14.9 million, a decrease of $194 thousand (1.3%) from $15.1 million for the nine months ended September 30, 2011. During the current nine months, compensation and benefits totaled $7.8 million, an increase of $377 thousand (5.1%) from $7.4 million for the nine months ended September 30, 2011. The increase in compensation and benefits is the result of additional benefit accruals related to the Bancorp’s strong operating performance. Occupancy and equipment totaled $2.4 million for the current nine months, a decrease of $214 thousand (8.3%), compared to $2.6 million for the nine months ended September 30, 2011. The decrease in occupancy and equipment expense is the result of lower required depreciation expense and building repair and maintenance expenses during the first quarter. Data processing expense totaled $833 thousand for the nine months ended September 30, 2012, an increase of $86 thousand (11.5%) from $747 thousand for the nine months ended September 30, 2011. Data processing expense has increased as a result of greater system utilization. Federal deposit insurance premium expense totaled $434 thousand for the nine months ended September 30, 2012, a decrease of $371 thousand (46.1%) from $805 thousand for the nine months ended September 30, 2011. The decrease was the result of lower FDIC assessment rates. Marketing expense related to banking products totaled $234 thousand for the current nine months, a decrease of $70 thousand (23.0%) from $304 thousand for the nine months ended September 30, 2011. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Other expenses related to banking operations totaled $3.215 million for the nine months ended September 30, 2012, a decrease of $2 thousand (0.1%) from $3.217 million for the nine months ended September 30, 2011. The Bancorp’s efficiency ratio was 64.1% for the nine months ended September 30, 2012, compared to 67.0% for the nine months ended September 30, 2011.

Income tax expenses for the nine months ended September 30, 2012 totaled $1.5 million, compared to income tax expense of $816 thousand for the nine months ended September 30, 2011, an increase of $648 thousand (79.4%). The combined effective federal and state tax rates for the Bancorp was 21.9% for the nine months ended September 30, 2012, compared to 17.0% for the nine months ended September 30, 2011. The Bancorp’s higher current year effective tax rate is a result of higher earnings and lower tax preferred income.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2012, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There are no matters reportable under this item.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters reportable under this item.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: October 25, 2012	/s/ David A. Bochnowski

David A. Bochnowski
Chairman of the Board and Chief Executive Officer

Date: October 25, 2012	/s/ Robert T. Lowry

Robert T. Lowry
Executive Vice President, Chief Financial Officer and Treasurer

