Form 10-K
period 2012-12-31
NORTHWEST INDIANA BANCORP
filed 2013-02-15
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer: ☐ Accelerated filer: ☐ Non-Accelerated filer: ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2012, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $41,311,739.

There were 2,837,396 shares of the registrant’s Common Stock, without par value, outstanding at January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1. 2012 Annual Report to Shareholders. (Part II)

2. Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders. (Part III)

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

Recent Developments

The Current Economic Environment. We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, many financial institutions continue to be affected by an uncertain real estate market. While we are continuing to take steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Our loan portfolio includes residential mortgage loans, construction loans, and commercial real estate loans. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, the current level of low economic growth on a national scale, the occurrence of another national recession, or a deterioration in local economic conditions in our markets could drive loan losses beyond that which are provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies; problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Impact of Legislation. Over the last four-and-a-half years, Congress and the U.S. Department of the Treasury have enacted legislation and taken actions to address the disruptions in the financial system, declines in the housing market, and the overall regulation of financial institutions and the financial system. In this regard, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp. Among other things, the Dodd-Frank Act abolished the Office of Thrift Supervision effective July 21, 2011 and transferred its functions to the Office of the Comptroller of the Currency (“OCC”), FDIC, and Federal Reserve. The Dodd-Frank Act also relaxes rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changes the scope of federal deposit insurance coverage, imposes new capital requirements on bank and thrift holding companies, and imposes limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment).

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now performed by the CFPB. The CFPB has a large budget and staff, and has broad rulemaking authority over providers of credit, savings, and payment services and products. In this regard, the CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. State officials also will be authorized to enforce consumer protection rules issued by the CFPB. This bureau also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB also is directed to prevent “unfair, deceptive or abusive practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive. Although the CFPB has begun to implement its regulatory, supervisory, examination, and enforcement authority, there continues to be significant uncertainty as to how the agency’s strategies and priorities will impact the Bancorp.

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices. The CFPB recently published several final regulations impacting the mortgage industry, including rules related to ability-to-pay, mortgage servicing, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products, and other requirements. The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the FHA or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. The Bancorp’s management is currently assessing the impact of these requirements on our mortgage lending business.

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

In addition to the CFPB’s authority over mortgage lending, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Bancorp to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. The Bancorp will hold its first such “say-on-pay” vote at its 2013 annual meeting of shareholders. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Bancorp in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Bancorp’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Bancorp. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, continues to be uncertain.

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules received extensive comments during a comment period that ran through October 2012. In November 2012, the federal ban regulatory agencies jointly stated that they do not expect any of the proposed rules to become effective on the original target date of January 1, 2013. Further guidance from the bank regulatory agencies is expected in early 2013.

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

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past five years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage and construction loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have continued to observe tight lending standards, including with respect to other financial institutions, although there have been signs that lending is increasing. These market conditions have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, and increased market volatility. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Bancorp and others in the financial institutions industry. In particular, the Bancorp may face the following risks in connection with these events:

•We are experiencing, and expect to continue experiencing increased regulation of our industry, particularly as a result of the Dodd-Frank Act and the CFPB. Compliance with such regulation is expected to increase our costs and may limit our ability to pursue business opportunities.

•Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

•The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation (FDIC) and reduced the ratio of reserves to insured deposits.

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

Concentrations of Real Estate Loans Subjects the Bancorp to Increased Risks. A significant portion of the Bancorp’s loan portfolio is secured by real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. While real estate values in almost all regions of the country, including the Midwest, have shown signs of stabilizing, the overall real estate market on a national level continues to show relative weakness. A further weakening of the real estate market could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding fifteen years and greater. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. All loan sales are made to Freddie Mac, additionally the Bancorp will begin selling to the Federal Home Loan Bank of Indianapolis during 2013. All loans held for sale are recorded at the lower of cost or market value.

Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2012, under the 15% of capital and surplus limitation was approximately $11,396,000. At December 31, 2012, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2012, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

8

	2012	2011	2010	2009	2008
Type of loan:
Conventional real estate loans:
Construction and development loans	$23,984	$21,143	$46,371	$53,288	$54,975
Loans on existing properties (1)	334,452	307,850	298,993	325,880	368,476
Consumer loans	347	472	763	1,504	1,966
Commercial business	69,329	63,293	61,726	63,099	49,309
Government and other (2)	8,869	8,643	10,380	14,474	14,783
Loans receivable (3)	$436,981	$401,401	$418,233	$458,245	$489,509
Type of collateral:
Real estate:
1-to-4 family	$154,627	$154,135	$152,881	$184,437	$225,936
Other dwelling units, land and commercial real estate	203,809	174,859	192,482	194,731	197,514
Consumer loans	347	472	763	1,446	1,879
Commercial business	69,329	63,293	60,232	61,522	47,523
Government	8,740	8,526	10,269	14,385	14,688
Loans receivable (4)	$436,852	$401,285	$416,627	$456,521	$487,540

Average loans outstanding during the period (3)	$423,567	$409,787	$446,551	$472,541	$484,854

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and deferred loan fees.
(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.

Loan Originations, Purchases and Sales. Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown. The amounts are stated in thousands (000’s).

	2012	2011	2010
Loans originated:
Conventional real estate loans:
Construction and development loans	$2,128	$583	$2,058
Loans on existing property	44,171	29,054	34,782
Loans refinanced	15,697	12,909	17,473
Total conventional real estate loans originated	61,996	42,546	54,313
Commercial business loans	162,170	87,943	93,909
Consumer loans	383	265	400
Total loans originated	$224,549	$130,754	$148,622

Loan participations purchased	$14,475	$999	$974
Whole loans and participations sold	$38,472	$10,647	$42,364

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2012 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$45,195	$77,799	$235,442	$358,436
Consumer loans	45	302	-	347
Commercial business, other loans	35,458	32,915	9,825	78,198
Total loans receivable	$80,698	$111,016	$245,267	$436,981

The following table sets forth the dollar amount of all loans due after one year from December 31, 2012, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate loans	$118,998	$194,243	$313,241
Consumer loans	302	-	302
Commercial business, other loans	30,280	12,460	42,740
Total	$149,580	$206,703	$356,283

Lending Area. The primary lending area of the Bancorp encompasses all of Lake and Porter Counties in northwest Indiana, where a majority of loan activity is concentrated. To a lesser extent, the Bancorp also has lending activity in LaPorte, Newton and Jasper counties in Indiana, and Lake, Cook and Will counties in Illinois. The communities of Munster, Crown Point, Dyer, St. John, Merrillville, Schererville, and Cedar Lake have experienced consistent growth and, therefore, have provided the greatest lending opportunities.

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

Designated officers have authorities, established by the Board of Directors, to approve loans. Loans up to $2,000,000 are approved by the loan officers’ loan committee. Loans from $2,000,000 to $3,000,000 are approved by the senior officers’ loan committee. All loans in excess of $3,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee. (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) The maximum in-house legal lending limit as set by the Board of Directors is $6,000,000. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board action. Peoples Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 95% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 95% of value. During 2012, 86% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five or seven year period. ARM originations totaled $4.0 million for 2012 and $5.8 million for 2011. During 2012, ARMs represented 7.8% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

The Bancorp’s mortgage loan collection procedures provide that, when a mortgage loan is 15 days or more delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his, her or its financial affairs. If the loan continues in a delinquent status for 60 days, the Bancorp will generally initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bancorp. Foreclosed real estate is recorded at fair value at the date of foreclosure. At foreclosure, any write-down of the property is charged to the allowance for loan losses. Costs relating to improvement of property are capitalized, whereas holding costs are expensed. Valuations are periodically performed by management, and a valuation allowance is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less selling costs. Subsequent gains or losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Collection procedures for consumer loans provide that when a consumer loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp may grant a payment deferral. If a loan continues to be delinquent after 90 days and all collection efforts have been exhausted, the Bancorp will initiate legal proceedings. Collection procedures for commercial business loans provide that when a commercial loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower pursuant to the commercial loan collection policy. In certain instances, the Bancorp may grant a payment deferral or restructure the loan. Once it has been determined that collection efforts are unsuccessful, the Bancorp will initiate legal proceedings.

At December 31, 2012, the Bancorp classified fifteen loans totaling $15.1 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include two commercial real estate participation hotel loans in the amount of $5.6 million and one commercial real estate hotel loan in the amount of $4.9 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in the amount of $547 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; two development loans in the amount of $893 thousand for which an interest rate concession was granted; and one commercial business loan in the amount of $88 thousand and seven mortgage loans totaling $693 thousand, for which maturity dates were materially extended. At December 31, 2012, $9.7 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The following table sets forth information regarding the Bancorp’s non-performing assets as of December 31 for each period indicated. The amounts are stated in thousands (000’s).

	2012	2011	2010	2009	2008
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$1,846	$2,481	$2,843	$2,789	$2,316
Commercial	7,753	10,603	20,642	13,927	7,902
Commercial business	1,644	926	482	358	712
Consumer	10	-	-	-	7
Total	$11,253	$14,010	$23,967	$17,074	$10,937

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$-	$279	$145	$1,268	$1,198
Commercial	-	-	-	-	278
Commercial business	229	-	-	-	-
Consumer	-	-	3	223	-
Total	$229	$279	$148	$1,491	$1,476

Loans that qualify as troubled debt restructurings:
Real estate:
Residential	$534	$1,123	$-	$-	$-
Commercial	9,113	7,373	5,016	-	-
Commercial business	88	-	-	-	-
Consumer	-	-	-	-	-
Total	$9,735	$8,496	$5,016	$-	$-

Total of non-accrual, 90 days past due, and restructurings	$21,217	$22,785	$29,131	$18,565	$12,413

Ratio of non-performing loans to total assets	1.66%	2.19%	3.82%	2.81%	1.87%
Ratio of non-performing loans to total loans	2.63%	3.56%	5.77%	4.05%	2.54%

Foreclosed real estate	$425	$2,457	$3,298	$3,747	$527
Ratio of foreclosed real estate to total assets	0.06%	0.38%	0.52%	0.57%	0.08%

During 2012, gross interest income of $681,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $134,000.

Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Loans internally classified as substandard totaled $19.7 million at December 31, 2012, compared to $24.6 million at December 31, 2011. No loans are internally classified as doubtful at December 31, 2012 or 2011. No loans were classified as loss at either December 31, 2012 or 2011. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $17.7 million at December 31, 2012, compared to $16.6 million at December 31, 2011.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2012, impaired loans totaled $19.9 million, compared to $21.7 million at December 31, 2011 a decrease of $1.8 million or 8.3%. The December 31, 2012, impaired loan balances consist of twenty-six commercial real estate and commercial business loans totaling $19.2 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, seven mortgage loans totaling $692 thousand, which are troubled debt restructurings have also been classified as impaired. The December 31, 2012 ALL contained $2.0 million in specific allowances for collateral deficiencies, compared to $1.6 million at December 31, 2011. During the fourth quarter of 2012, two commercial business loans totaling $435 thousand were newly classified as impaired and one impaired mortgage loan totaling $39 thousand was transferred to foreclosed real estate. There were no other loans considered to be impaired loans as of December 31, 2012. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At December 31, 2012, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in disclosure of such loans as non-accrual, past due or restructured loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded. The Bancorp has a $1.1 million participation in a $5.7 million letter of credit, which acts as payment support to bondholders. The letter of credit is secured by a cash collateral account in the amount of $2.4 million and a collateralized guarantee in the amount of $1.0 million. In June of 2012 the participants approved a two year extension of the letter of credit. Currently, the letter of credit participants have secured a signed lease from a tenant that opened for operations during May 2009. This lease will expire in June 2015. The lease contains escalating payments that will continue to provide sufficient cash flow to allow the borrower to meet debt obligations to the participants.

For 2012, $2.4 million in provisions to the ALL were required, compared to $3.5 million for 2011. The ALL provision decrease for 2012 is primarily a result of improved asset quality. The current year ALL provisions were primarily related to the current credit risk in the commercial real estate participation and commercial real estate loan portfolios. For 2012, charge-offs, net of recoveries, totaled $1.9 million, compared to $4.6 million for 2011. The 2012 net loan charge-offs of $1.9 million were comprised of $765 thousand in commercial real estate participation loans, $243 thousand in commercial real estate loans, $332 thousand in residential real estate loans, $582 thousand in commercial business loans and $12 thousand in consumer loans. For all periods presented, the ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.93% at December 31, 2012, compared to 1.99% at December 31, 2011. The decrease in ALL to total loans was largely a result of charge-offs related to loans with previously identified valuation reserves. The ALL to non-performing loans (coverage ratio) was 73.34% at December 31, 2012, compared to 56.03% at December 31, 2011. The December 31, 2012 balance in the ALL account of $8.4 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. There were no charge-offs or recoveries of real estate construction loans during the periods presented. The amounts are stated in thousands (000’s).

18

	2012	2011	2010	2009	2008
Balance at beginning of period	$8,005	$9,121	$6,114	$5,830	$4,581
Loans charged-off:
Real estate - residential	(336)	(470)	(764)	(489)	(27)
Commercial real estate	(256)	(880)	(900)	(268)	(64)
Commercial real estate participations	(873)	(3,366)	(987)	(7,133)	(1,026)
Commercial business	(619)	(163)	(182)	(504)	(1)
Consumer	(17)	(55)	(35)	(46)	(109)
Total charge-offs	(2,101)	(4,934)	(2,868)	(8,440)	(1,227)
Recoveries:
Residential real estate	4	112	38	1	2
Commercial real estate	13	182	-	15	7
Commercial real estate participations	108	-	248	45	-
Commercial business	37	3	10	116	-
Consumer	5	11	9	7	79
Total recoveries	167	308	305	184	88
Net (charge-offs) / recoveries	(1,934)	(4,626)	(2,563)	(8,256)	(1,139)
Provision for loan losses	2,350	3,510	5,570	8,540	2,388
Balance at end of period	$8,421	$8,005	$9,121	$6,114	$5,830

ALL to loans outstanding	1.93%	1.99%	2.18%	1.33%	1.19%
ALL to nonperforming loans	73.34%	56.03%	37.82%	32.93%	46.97%
Net charge-offs / recoveries to average loans out - standing during the period	-0.46%	-1.13%	-0.57%	-1.75%	-0.24%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2012		2011		2010		2009		2008
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	1,024	35.4	1,161	38.4	994	36.6	241	40.2	394	46.2
Commercial and other dwelling	6,158	46.6	5,728	43.5	7,477	45.9	5,371	42.5	3,934	40.3
Consumer loans	19	0.1	15	0.1	30	0.2	51	0.3	69	0.4
Commercial business and other	1,220	17.9	1,101	18.0	620	17.3	451	17.0	1,433	13.1
Total	8,421	100.0	8,005	100.0	9,121	100.0	6,114	100.0	5,830	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading. During 2011, management transferred its entire HTM securities portfolio to AFS in order to provide management with the ability to sell lower balance odd lot securities, divest of certain securities to reduce credit or interest rate risk within the portfolio, and be positioned to take advantage of other portfolio restructuring opportunities. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2012, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2012, the Bancorp’s investment portfolio totaled $187.5 million. In addition, the Bancorp had $5.4 million federal funds sold, and $3.1 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2012	2011	2010
U.S. government agencies:
Available-for-sale	23,096	15,648	4,169
Mortgage-backed securities (1):
Available-for-sale	36,068	50,683	32,682
Held-to-maturity	-	-	824
Collateralized Mortgage Obligations (1):
Available-for-sale	63,846	60,514	64,460
Municipal Securities:
Available-for-sale	63,073	58,756	39,365
Held-to-maturity	-	-	17,573
Corporate Securities:
Available-for-sale	-	-	-
Trust Preferred Securities:
Available-for-sale	1,392	1,361	1,379
Totals	$187,475	$186,962	$160,452

 ________________________

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2012, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	-	0.00%
U.S. government Agencies:
AFS	-	0.00%	9,543	1.31%	13,553	1.45%	-	0.00%
Municipal Securities:
AFS	972	3.95%	5,399	4.35%	24,760	4.06%	31,942	3.81%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,392	1.30%
Totals	$972	3.95%	$14,942	2.41%	$38,313	3.14%	$33,334	3.71%

The Bancorp currently holds four trust preferred securities of which three of the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2012, the cost basis of the three trust preferred securities in non-accrual status totaled $3.9 million. Current estimates indicate that the interest payment delays may exceed ten years. One trust preferred security with a cost basis of $1.3 million remains in accrual status.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2012, the Bancorp had $16.3 million in repurchase agreements. Other borrowings totaled $33.2 million, of which $33.0 million represents FHLB advances.

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

	2012		2011		2010
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$62,746	-	$54,126	-	$48,975	-
Interest bearing demand deposits	97,735	0.09	99,040	0.17	110,078	0.32
MMDA accounts	125,035	0.21	116,527	0.30	116,871	0.48
Savings accounts	75,541	0.07	69,529	0.15	60,830	0.20
Certificates of deposit	177,523	0.66	186,730	0.99	216,168	1.33
Total deposits	$538,580	0.29	$525,952	0.47	$552,922	0.71

Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2012 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$23,225
Over 3 months through 6 months	10,627
Over 6 months through 12 months	22,430
Over 12 months	17,738
Total	$74,020

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

	At December 31,
	2012	2011	2010
Repurchase agreements:
Balance	$16,298	$15,395	$16,074
Securities underlying the agreements:
Ending carrying amount	28,002	26,622	24,484
Ending fair value	28,002	26,622	24,915
Weighted average rate (1)	0.31%	0.43%	0.70%

	For year ended December 31,
	2012	2011	2010
Highest month-end balance	$25,278	$24,258	$22,369
Average outstanding balance	20,561	20,767	19,469
Weighted average rate on securities sold under agreements to repurchase (2)	0.38%	0.51%	0.92%

	At December 31,
	2012	2011	2010
Fixed rate short-term advances from the FHLB	$14,000	$5,000	$3,000
Fixed rate long-term advances from the FHLB	$14,000	$26,000	$21,000
Putable advances from the FHLB	5,000	5,000	5,000
Variable advances from the FHLB	-	-	-
FHLB line-of-credit	-	-	3,248
Limited partnership obligation	-	-	-
Overdrawn due from other financial institutions	207	618	296
Total borrowings	$33,207	$36,618	$32,544

 ________________________

(1)     The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2)     The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

The activities of the Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2012, the market value of the Wealth Management Group’s assets totaled $263.8 million, an increase of $3.3 million, compared to December 31, 2011.

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

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2012.

Weighted average yield:
Securities	2.83%
Loans receivable	4.88%
Federal Home Loan Bank stock	3.38%
Total interest-earning assets	4.14%

Weighted average cost:
Deposit accounts	0.29%
Borrowed funds	1.32%
Total interest-bearing liabilities	0.39%

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.75%

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2012	2011	2010
Return on average assets	1.02%	0.84%	0.77%
Return on average equity	10.27%	8.90%	9.03%
Average equity-to-average assets ratio	9.95%	9.40%	8.56%
Dividend payout ratio	29.83%	31.57%	39.26%

	At December 31,
	2012	2011	2010
Total stockholders’ equity to total assets	9.78%	9.66%	8.89%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

The amounts are stated in thousands (000's).

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$8,715	$22	0.25%	$7,215	$18	0.25%	$12,135	$28	0.23%
Federal funds sold	7,460	1	0.01	5,366	1	0.01	5,227	1	0.01
Securities	190,101	5,387	2.83	178,089	6,074	3.41	157,730	6,006	3.81
Total investments	206,276	5,410	2.62	190,670	6,093	3.20	175,092	6,035	3.45
Loans:*
Real estate mortgage loans	348,169	17,167	4.93	335,529	17,258	5.14	366,566	19,759	5.39
Commercial business loans	74,916	3,466	4.63	73,664	3,590	4.87	78,921	4,216	5.34
Consumer loans	482	31	6.43	594	45	7.58	1,064	76	7.14
Total loans	423,567	20,664	4.88	409,787	20,893	5.10	446,551	24,051	5.39
Total interest-earning assets	629,843	26,074	4.14	600,457	26,986	4.49	621,643	30,086	4.84
Allowance for loan losses	(8,334)			(9,092)			(7,585)
Cash and due from banks	8,795			8,365			7,773
Premises and equipment	17,963			18,780			19,412
Other assets	22,812			25,211			28,322
Total assets	$671,079			$643,721			$669,565

Liabilities:

Demand deposit	$62,746	-	-%	$54,126	-	-%	$48,975	-	-%
NOW accounts	97,735	86	0.09	99,040	172	0.17	110,078	353	0.32
Money market demand accounts	125,035	268	0.21	116,527	350	0.30	116,871	556	0.48
Savings accounts	75,541	54	0.07	69,529	102	0.15	60,830	122	0.20
Certificates of deposit	177,523	1,167	0.66	186,730	1,849	0.99	216,168	2,883	1.33
Total interest-bearing deposits	538,580	1,575	0.29	525,952	2,473	0.47	552,922	3,914	0.71
Borrowed funds	58,688	773	1.32	50,538	758	1.50	52,792	1,075	2.04
Total interest-bearing liabilities	597,268	2,348	0.39	576,490	3,231	0.56	605,714	4,989	0.82

Other liabilities	7,069			6,720			6,516
Total liabilities	604,337			583,210			612,230

Stockholders' equity	66,742			60,511			57,335
Total liabilities and stockholders' equity	$671,079			$643,721			$669,565
Net interest income		$23,726			$23,755			$25,097
Net interest spread			3.75%			3.93%			4.02%
Net interest margin**			3.77%			3.96%			4.04%

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

	Year Ended December 31,			Year Ended December 31,
	2012	vs.	2011	2011	vs.	2010
	Increase / (Decrease)			Increase / (Decrease)
	Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$689	$(918)	$(229)	$(1,916)	$(1,242)	$(3,158)
Securities	390	(1,077)	(687)	730	(662)	68
Other interest-earning assets	5	(1)	4	(7)	(3)	(10)
Total interest-earning assets	1,084	(1,996)	(912)	(1,193)	(1,907)	(3,100)

Interest Expense:
Deposits	58	(956)	(898)	(183)	(1,258)	(1,441)

Borrowed Funds	114	(99)	15	(44)	(273)	(317)
Total interest-bearing liabilities	172	(1,055)	(883)	(227)	(1,531)	(1,758)

Net change in net interest income/(expense)	$912	$(941)	$(29)	$(966)	$(376)	$(1,342)

Bank Subsidiary Activities

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2012, the Bank had an investment balance of $165 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2012, the Bank had an investment balance of $218.7 million in NWIN, LLC. The investment balance represents a decrease of $15.3 million, as a result of a return of capital to the Bank during 2012.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2012, the REIT held assets of $38.2 million in real estate loans.

Columbia Development Company, LLC is a wholly owned subsidiary of the Bank and was incorporated under the laws of the State of Indiana. The subsidiary holds real estate properties that the Bank has acquired through the foreclosure process. At December 31, 2012, the Bank had an investment balance of $2.0 million in Columbia Development Company, LLC.

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

The Bancorp competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers and other third-party sources. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, competitive interest rates, convenient banking center locations, drive-up facilities, automatic teller machines, tax deferred retirement programs, electronic banking, and other miscellaneous services.

The activities of the Bancorp and the Bank in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to the Bancorp. In addition, non-bank competitors are generally not subject to the extensive regulation applicable to the Bancorp and the Bank.

Personnel

As of December 31, 2012, the Bank had 161 full-time and 25 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four officers (listed below under Item 4.5 “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

The following table shows that, at December 31, 2012, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2012, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2012, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$70.1	14.6%	$38.3	8.0%	$47.9	10.0%
Tier 1 capital to risk weighted assets	$64.1	13.4%	$19.1	4.0%	$28.7	6.0%
Tier 1 capital to adjusted average assets	$64.1	9.4%	$20.5	3.0%	$34.2	5.0%

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no longer unlimited insurance coverage for noninterest-bearing transaction accounts, which expired on December 31, 2012. Deposits held in noninterest-bearing transaction accounts are now aggregated with interest-bearing deposits the owner may hold in the same ownership category, and the combined insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Under the rules in effect through March 31, 2011, initial assessments ranged from 12 to 45 basis points of assessable deposits. However, pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), effective April 1, 2011, initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid deposit insurance assessments of $571 thousand during the year ended December 31, 2012. For 2012, the deposit insurance assessment rate before applying one time credits was approximately 0.099% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2012, the FICO assessment rate ranged between 0.64 and 0.66 basis points for each $100 of insured deposits per quarter. The Bank paid interest payment assessments of $39 thousand during the year ended December 31, 2012. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2012, the Bank was in compliance with this requirement.

At December 31, 2012, the Bancorp owned $3.09 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of $33.0 million from the FHLBI. The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $104 thousand in 2012. At December 31, 2012, the Bancorp’s excess borrowing capacity from the FHLBI was $54.7 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of Gramm-Leach and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies transferred to the CFBP. The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practice in connection with the offering of consumer financial products. Additionally, this bureau is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. Moreover, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the Office of the Comptroller of the Currency and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates. There continues to be significant uncertainty as to how the CFPB actually will exercise its regulatory, supervisory, examination, and enforcement authority. However, the CFPB’s authority to change regulations adopted in the past by other regulators (i.e., regulations issued under the Truth in Lending Act, for example), or to rescind or ignore past regulatory guidance, could increase the Bancorp’s compliance costs and litigation exposure. In sum, depending on how the CFPB functions and its areas of focus, this bureau and the regulations it issues in the future may have a material impact on the Bancorp’s business.

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

Financial System Regulatory Reform. On July 21, 2011, President Obama signed into law the Dodd-Frank Act which significantly changed the regulation of financial institutions and the financial services industry. Many provisions of the Dodd-Frank Act went into effect on July 21, 2011. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp, will be regulated in the future. Among other things, the Dodd-Frank Act abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxes rules regarding interstate banking, allows financial institutions to pay interest on business checking accounts, changes the scope of the federal deposit insurance coverage, and imposes new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also established the CFPBas an independent entity within the Federal Reserve, which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which have an impact on the operating environment of the Bancorp in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Bancorp’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated there under and assess its probable impact on the business, financial condition, and results of operations of the Bancorp. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, continues to be uncertain at this time.

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

During 2010, the Bank’s state income tax returns were subject to an examination by the Indiana Department of Revenue for the years 2007, 2008, and 2009. No improper tax positions were identified during examination. In the last five years, the Bank’s state income returns have not been subject to any other examination by a taxing authority.

Accounting for Income Taxes

At December 31, 2012, the Bancorp’s consolidated total deferred tax assets were $5.3 million and the consolidated total deferred tax liabilities were $3.6 million, resulting in a consolidated net deferred tax asset of $1.7 million, net of a $474,000 valuation allowance. The valuation allowance of $474,000 was provided for the state net operating loss and state tax credit, as management does not believe these amounts will be fully utilized before statutory expiration.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s twelve banking locations. The Bancorp owns all of its office properties.

The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2012. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue
Munster, IN 46321-3517	1985	$737,867	11,640	$3,114,651
141 W. Lincoln Highway
Schererville, IN 46375-1851	1990	720,719	9,444	2,106,630
7120 Indianapolis Blvd.
Hammond, IN 46324-2221	1978	100,183	2,600	895,183
1300 Sheffield
Dyer, IN 46311-1548	1976	130,911	2,100	869,636
7915 Taft
Merrillville, IN 46410-5242	1968	73,689	2,750	784,969
8600 Broadway
Merrillville, IN 46410-7034	1996	1,106,151	4,400	2,381,550
4901 Indianapolis Blvd.
East Chicago, IN 46312-3604	1995	730,266	4,300	1,607,733
1501 Lake Park Avenue
Hobart, IN 46342-6637	2000	1,614,535	6,992	2,764,150
9204 Columbia Avenue
Corporate Center Building
Munster, IN 46321-3517	2003	5,405,464	36,685	11,704,698
855 Stillwater Parkway
Crown Point, IN 46307-5361	2007	1,762,565	3,945	2,452,128
1801 W. 25th Avenue
Gary, IN 46404-3546	2008	1,532,097	2,700	1,920,759
2905 Calumet Avenue
Valparaiso, IN 46383-2645	2009	1,996,102	2,790	2,304,533
9903 Wicker Avenue
Saint John, IN 46373-9402	2010	1,767,465	2,980	2,154,428

At December 31, 2012, the Bank had an investment totaling $340 thousand in one location, which has been acquired for future development. The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS (formerly Metavante) Corporation located in Brown Deer, Wisconsin. FIS provides real time services for loans, deposits, retail delivery systems, card solutions and electronic banking. Additionally, the Bank utilizes Accutech in Muncie, Indiana for its Wealth Management operations.

The net book value of the Bank’s property, premises and equipment totaled $17.7 million at December 31, 2012.

Item 3.	Legal Proceedings

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable.

Item 4.5	Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2012	Position

David A. Bochnowski	67	Chairman, Chief Executive Officer, and President
John J. Diederich	60	Executive Vice President
Robert T. Lowry	51	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	54	Senior Vice President, General Counsel Corporate Secretary

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

David A. Bochnowski is Chairman, Chief Executive Officer, and President of the Bancorp and the Bank, and is accountable to the Board of Directors, customers, shareholders, employees and stakeholders for the operation of the company. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), now known as the new American Bankers Association (ABA) a national bank trade association where he serves on the Government Relations Council and Task Force on Regulatory Relations. He is a member of the Security and Exchange Commission’s Advisory Committee on Small and Emerging Companies. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Healthcare System, a former chairman and current board member of the Legacy Foundation of Lake County, a Director of One Region, a trustee of the Purdue Technology Center Northwest Indiana, a trustee of Calumet College, and an advisory trustee for the Gary YWCA. He is a former Chairman of the Indiana Department of Financial Institutions; former Chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association; former director of the Federal Home Loan Bank of Indianapolis; and, a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds undergraduate and Juris Doctorate degrees from Georgetown University and a Masters Degree from Howard University. He served as an officer in the United States Army and is a Vietnam veteran.

John J. Diederich is Executive Vice President of the Bancorp and the Bank. Mr. Diederich has responsibility for coordinating the daily activities of retail banking and for the solicitation of new customers for the Bank’s commercial lending, wealth management, municipal, and retail areas. Prior to joining the Bank in 2009, Mr. Diederich spent 35 years with JP Morgan Chase where his most recent responsibilities were as Regional President in Northwest Indiana. Mr. Diederich is involved in many community service organizations including serving as past Chairman of the Board of the Northwest Indiana Forum, the Crisis Center, Inc., the Northwest Indiana Regional Development Company and the Northwest Indiana Boys and Girls Clubs. He has also been a Director of the Crown Point Community Foundation, the Valparaiso Family YMCA, and the Adult Education Alliance. Mr. Diederich is currently a trustee of the John W. Anderson Foundation, a Director of the Regional Development Company, and is on the Finance Committee for the Diocese of Gary. Mr. Diederich holds a B.S. Degree in Finance from St. Joseph’s College and a B.S. Degree in Accounting from Calumet College.

Robert T. Lowry is Executive Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, and financial reporting activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Assistant Controller, Internal Auditor and Controller. Mr. Lowry is a Certified Public Accountant (CPA) and a Chartered Global Management Accountant (CGMA). Mr. Lowry holds a Masters of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry is an instructor for the American Bankers Association online banking courses. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana as board treasurer and chairman of the finance committee. He is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society.

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

The information contained under the caption "Market Information" in the 2012 Annual Report to Shareholders is incorporated herein by reference. Also see Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The information contained in the table captioned "Selected Consolidated Financial Data" in the 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2012 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements

The financial statements contained in the 2012 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

NorthWest Indiana Bancorp (the “Bancorp”) conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Bancorp in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

With the participation of the Bancorp’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Bancorp’s system of internal control over financial reporting was effective as of December 31, 2012.

(c)	Evaluation of Changes in Internal Control Over Financial Reporting.

There were no changes in the Bancorp’s internal control over financial reporting in the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Item 9B.	Other Information

There are no items reportable under this item.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Election of Directors” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2012 with respect to the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	25,950	$27.06	240,450
Equity compensation plans not approved by security holders	0	0	0
Total	25,950	$27.06	240,450

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2012” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements:

The following financial statements of the Bancorp are incorporated herein by reference to the 2012 Annual Report to Shareholders, filed as Exhibit 13 to this report:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets, December 31, 2012 and 2011

(c)	Consolidated Statements of Income for the years ended December 31, 2012 and 2011

(d)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011

(e)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012 and 2011

(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

(g)	Notes to Consolidated Financial Statements

All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.

(3)	Exhibits:

Exhibit
Number	Description
2.	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

3.i.	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.ii.	By-Laws of NorthWest Indiana Bancorp (incorporated herein by reference to Exhibit 3.1 of the Bancorp’s Form 8-K dated August 3, 2009).

10.1. *	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2. *	Amended and Restated Employment Agreement, dated December 29, 2008, between Peoples Bank SB, NorthWest Indiana Bancorp and David A. Bochnowski (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated December 30, 2008).

10.3. *	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005.

10.4. *	Amended and Restated 2044 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.5 *	Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005.

10.6 *	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.7 *	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.8 *	Form of Agreement for Restricted Stock (incorporated by reference to Exhibit 10.7 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

13.	2012 Annual Report to Shareholders.

21.	Subsidiaries of the Bancorp (incorporated herein by reference to Exhibit 21 to the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006).

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements if Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.**

* - The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

** - Users of the XBRL-related information in Exhibit 101 of the Annual Report on Form 10-K are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Ace of 1934, as amended, and otherwise is not subject to the liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP

By	/s/David A. Bochnowski
David A. Bochnowski
Chairman of the Board and
Chief Executive Officer

Date: February 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 15, 2013:

Signature	Title

Principal Executive Officer:

/s/David A. Bochnowski	Chairman of the Board and
David A. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Robert T. Lowry	Executive Vice President,
Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/Frank J. Bochnowski	Director
Frank J. Bochnowski

/s/Edward J. Furticella	Director
Edward J. Furticella

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

/s/Stanley E. Mize	Director
Stanley E. Mize

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

EXHIBIT INDEX

Exhibit	Description

10.3	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005.

10.5	Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005.

13.	2012 Annual Report to Shareholders.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements if Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.*

* - Users of the XBRL-related information in Exhibit 101 of the Annual Report on Form 10-K are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Ace of 1934, as amended, and otherwise is not subject to the liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

