Form 10-Q
period 2013-03-31
NORTHWEST INDIANA BANCORP
filed 2013-04-23
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___to ______

Commission File Number: 0-26128

NorthWest Indiana Bancorp

(Exact name of registrant as specified in its charter)

Indiana	35-1927981
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

9204 Columbia Avenue
Munster, Indiana	46321
(Address of principal executive offices)	(ZIP code)

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

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 2,841,346 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2013.

NorthWest Indiana Bancorp

Index

		Page Number

PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, March 31, 2013 and December 31, 2012	1

	Consolidated Statements of Income, Three Months Ended March 31, 2013 and 2012	2

	Consolidated Statements of Comprehensive Income, Three Months Ended March 31, 2013 and 2012	3

	Consolidated Statements of Changes in Stockholders' Equity, Three Months Ended March 31, 2013 and 2012	3

	Consolidated Statements of Cash Flows, Three Months Ended March 31, 2013 and 2012	4

	Notes to Consolidated Financial Statements	5-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. Other Information		28

SIGNATURES		29

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer		30
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer		31
32.1 Section 1350 Certifications		32
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	March 31,
	2013	December 31,
(Dollars in thousands)	(unaudited)	2012

ASSETS

Cash and non-interest bearing balances in financial institutions	$6,487	$8,512
Interest bearing balances in financial institutions	16,311	19,832
Federal funds sold	1,582	5,407
Total cash and cash equivalents	24,380	33,751

Securities available-for-sale	190,462	187,475
Loans held-for-sale	120	323
Loans receivable	440,926	436,981
Less: allowance for loan losses	(8,347)	(8,421)
Net loans receivable	432,579	428,560
Federal Home Loan Bank stock	3,086	3,086
Accrued interest receivable	2,367	2,483
Premises and equipment	17,432	17,678
Foreclosed real estate	447	425
Cash value of bank owned life insurance	12,603	12,516
Prepaid FDIC insurance premium	879	991
Other assets	4,463	4,557

Total assets	$688,818	$691,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$76,121	$75,228
Interest bearing	486,233	491,181
Total	562,354	566,409
Repurchase agreements	16,685	16,298
Borrowed funds	34,280	33,207
Accrued expenses and other liabilities	7,384	8,280

Total liabilities	620,703	624,194

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: March 31, 2013 - 2,892,852	361	361
December 31, 2012 - 2,888,902
shares outstanding: March 31, 2013 - 2,841,346
December 31, 2012 - 2,839,137
Additional paid in capital	5,195	5,189
Accumulated other comprehensive income	1,702	2,339
Retained earnings	61,947	60,817
Treasury stock, common shares at cost: March 31, 2013 - 51,506
December 31, 2012 - 49,765	(1,090)	(1,055)

Total stockholders' equity	68,115	67,651

Total liabilities and stockholders' equity	$688,818	$691,845

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2013	2012
Interest income:
Loans receivable
Real estate loans	$4,205	$4,250
Commercial loans	795	850
Consumer loans	6	9
Total loan interest	5,006	5,109

Securities	1,251	1,386
Other interest earning assets	6	4
	1,257	1,390

Total interest income	6,263	6,499

Interest expense:
Deposits	303	444
Repurchase agreements	17	20
Borrowed funds	142	181

Total interest expense	462	645

Net interest income	5,801	5,854
Provision for loan losses	135	525

Net interest income after provision for loan losses	5,666	5,329

Noninterest income:
Fees and service charges	591	638
Wealth management operations	367	332
Gain on sale of loans held-for-sale, net	159	75
Gain on sale of securities, net	128	366
Increase in cash value of bank owned life insurance	87	97
Gain on foreclosed real estate, net	17	36
Other	14	53

Total noninterest income	1,363	1,597

Noninterest expense:
Compensation and benefits	2,642	2,625
Occupancy and equipment	782	819
Data processing	240	271
Federal deposit insurance premiums	122	144
Marketing	108	75
Other	901	1,288

Total noninterest expense	4,795	5,222

Income before income tax expenses	2,234	1,704
Income tax expenses	564	350

Net income	$1,670	$1,354

Earnings per common share:
Basic	$0.59	$0.48
Diluted	$0.59	$0.48

Dividends declared per common share	$0.19	$0.15

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2013	2012

Net income	$1,670	$1,354

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (losses)/gains arising during the period	(843)	110
Less: reclassification adjustment for gains included in net income	(128)	(366)
Net securities loss during the period	(971)	(256)
Tax effect	336	89
Net of tax amount	(635)	(167)

Net change in unrecognized gain on postretirement benefit:
Amortization of net actuarial gain	(2)	(2)
Net loss during the period	(2)	(2)
Tax effect	-	-
Net of tax amount	(2)	(2)
Other comprehensive loss, net of tax	(637)	(169)

Comprehensive income, net of tax	$1,033	$1,185

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2013	2012

Balance at beginning of period	$67,651	$62,960

Comprehensive income:
Net income	1,670	1,354
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	(635)	(167)
Amortization of unrecognized gain on postretirement benefit	(2)	(2)
Comprehensive income, net of tax	1,033	1,185

Stock based compensation expense	6	4
Sale of treasury stock	22	31
Stock repurchase	(57)	-
Cash dividends	(540)	(425)

Balance at end of period	$68,115	$63,755

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,670	$1,354
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(4,755)	(3,011)
Sale of loans originated for sale	5,081	3,071
Depreciation and amortization, net of accretion	557	609
Amortization of mortgage servicing rights	36	31
Stock based compensation expense	6	4
Gain on sale of securities, net	(128)	(366)
Gain on sale of loans held-for-sale, net	(159)	(75)
Gain on foreclosed real estate, net	(17)	(36)
Provision for loan losses	135	525
Net change in:
Interest receivable	116	185
Other assets	526	385
Accrued expenses and other liabilities	(896)	(2,455)
Total adjustments	502	(1,133)
Net cash - operating activities	2,172	221

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	13,515	15,505
Proceeds from sales of securities available-for-sale	2,983	7,961
Purchases of securities available-for-sale	(20,525)	(24,742)
Net change in loans receivable	(4,249)	(12,934)
Proceeds from sales of foreclosed real estate	90	515
Purchase of premises and equipment, net	(101)	(214)
Increase in cash value of bank owned life insurance	(87)	(97)
Net cash - investing activities	(8,374)	(14,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(4,055)	9,984
Proceeds from FHLB advances	11,000	2,000
Repayment of FHLB advances	(10,000)	-
Change in other borrowed funds	460	6,456
Proceeds from sale of treasury stock	22	31
Common stock repurchased	(57)	-
Dividends paid	(539)	(425)
Net cash - financing activities	(3,169)	18,046
Net change in cash and cash equivalents	(9,371)	4,261
Cash and cash equivalents at beginning of period	33,751	26,367
Cash and cash equivalents at end of period	$24,380	$30,628

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$466	$653
Income taxes	-	168
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$95	$304

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Inc, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2013 and December 31, 2012, and the consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2013 and 2012. The income reported for the three month period ended March 31, 2013 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 – Securities

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross	Estimated
(Dollars in thousands)	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2013
U.S. government sponsored entities	$22,495	$70	$(12)	$22,553
Collateralized mortgage obligations and
residential mortgage-backed securities	100,301	2,772	(52)	103,021
Municipal securities	59,899	3,531	(129)	63,301
Collateralized debt obligations	5,208	-	(3,621)	1,587
Total securities available-for-sale	$187,903	$6,373	$(3,814)	$190,462

December 31, 2012
U.S. government sponsored entities	$23,009	$94	$(7)	$23,096
Collateralized mortgage obligations and
residential mortgage-backed securities	96,782	3,147	(15)	99,914
Municipal securities	58,946	4,155	(28)	63,073
Collateralized debt obligations	5,208	-	(3,816)	1,392
Total securities available-for-sale	$183,945	$7,396	$(3,866)	$187,475

The fair value of available-for-sale debt securities and carrying amount, if different, at March 31, 2013 by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-sale
(Dollars in thousands)	Estimated
	Fair	Tax-Equivalent
March 31, 2013	Value	Yield (%)
Due in one year or less	$452	6.76
Due from one to five years	16,582	2.70
Due from five to ten years	36,756	4.39
Due over ten years	33,651	4.67
Collateralized mortgage obligations and residential mortgage-backed securities	103,021	2.80
Total	$190,462	3.44

Sales of available-for-sale securities were as follows:

	March 31,	March 31,
(Dollars in thousands)	2013	2012

Proceeds	$2,983	$7,961
Gross gains	128	366
Gross losses	-	-

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)	Unrealized gain/(loss)
Beginning balance, December 31, 2012	$2,284
Current period change	(635)
Ending balance, March 31, 2013	$1,649

Securities with carrying values of approximately $32,395,000 and $32,935,000 were pledged as of March 31, 2013 and December 31, 2012, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at March 31, 2013 and December 31, 2012 not recognized in income are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2013
U.S. government sponsored entities	$3,487	$(12)	$-	$-	$3,487	$(12)
Collateralized mortgage obligations and
residential mortgage-backed securities	6,516	(52)	-	-	6,516	(52)
Municipal securities	5,804	(129)	-	-	5,804	(129)
Collateralized debt obligations	-	-	1,587	(3,621)	1,587	(3,621)
Total temporarily impaired	$15,807	$(193)	$1,587	$(3,621)	$17,394	$(3,814)
Number of securities		23		4		27

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2012
U.S. government sponsored entities	$3,492	$(7)	$-	$-	$3,492	$(7)
Collateralized mortgage obligations and
residential mortgage-backed securities	2,294	(15)	-	-	2,294	(15)
Municipal securities	3,330	(28)	-	-	3,330	(28)
Collateralized debt obligations	-	-	1,392	(3,816)	1,392	(3,816)
Total temporarily impaired	$9,116	$(50)	$1,392	$(3,816)	$10,508	$(3,866)
Number of securities		14		4		18

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

Note 4 - Loans Receivable

(Dollars in thousands)	March 31, 2013	December 31, 2012
Loans secured by real estate:
Construction and land development	$23,507	$23,984
Residential, including home equity	157,262	154,945
Commercial real estate and other dwelling	183,147	179,825
Total loans secured by real estate	363,916	358,754
Consumer loans	312	350
Commercial business	63,979	69,310
Government and other	13,033	8,869
Subtotal	441,240	437,283
Less:
Net deferred loan origination fees	(272)	(251)
Undisbursed loan funds	(42)	(51)
Loans receivable	$440,926	$436,981

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer Loans	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business Loans	Government Loans	Total

The Bancorp's activity in the allowance for loan losses is summarized below for the three months ended March 31, 2013:

Allowance for loan losses:
Beginning Balance	$1,024	$19	$4,550	$1,608	$1,220	$-	$8,421
Charge-offs	-	(3)	(40)	-	(170)	-	(213)
Recoveries	-	2	-	-	2	-	4
Provisions	23	(1)	(11)	106	(1)	19	135
Ending Balance	$1,047	$17	$4,499	$1,714	$1,051	$19	$8,347

The Bancorp's activity in the allowance for loan losses is summarized below for the three months ended March 31, 2012:

Allowance for loan losses:
Beginning Balance	$1,161	$15	$3,329	$2,399	$1,101	$-	$8,005
Charge-offs	(194)	(4)	(101)	(29)	-	-	(328)
Recoveries	-	2	-	-	2	-	4
Provisions	228	24	437	(37)	(127)	-	525
Ending Balance	$1,195	$37	$3,665	$2,333	$976	$-	$8,206

The Bancorp's allowance for loan losses impairment evaluation and loans receivables are summarized below at March 31, 2013:

Ending balance: individually evaluated for impairment	$10	$-	$1,640	$328	$54	$-	$2,032

Ending balance: collectively evaluated for impairment	$1,037	$17	$2,859	$1,386	$997	$19	$6,315

LOANS RECEIVABLES Ending balance	$156,933	$309	$183,045	$23,609	$63,997	$13,033	$440,926

Ending balance: individually evaluated for impairment	$741	$-	$10,593	$6,319	$1,632	$-	$19,285

Ending balance: collectively evaluated for impairment	$156,192	$309	$172,452	$17,290	$62,365	$13,033	$421,641

The Bancorp's allowance for loan losses impairment evaluation and loans receivables are summarized below at December 31, 2012:

Ending balance: individually evaluated for impairment	$9	$-	$1,783	$-	$209	$-	$2,001

Ending balance: collectively evaluated for impairment	$1,015	$19	$2,767	$1,608	$1,011	$-	$6,420

LOANS RECEIVABLES Ending balance	$154,627	$347	$175,769	$28,040	$69,329	$8,869	$436,981

Ending balance: individually evaluated for impairment	$692	$-	$10,778	$6,378	$2,032	$-	$19,880

Ending balance: collectively evaluated for impairment	$153,935	$347	$164,991	$21,662	$67,297	$8,869	$417,101

The Bancorp's credit quality indicators, are summarized below at March 31, 2013 and December 31, 2012:

	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
(Dollars in thousands)	Commercial Real Estate, Construction & Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Government Loans
Loan Grades	2013	2012	2013	2012	2013	2012	2013	2012
2 Moderate risk	$17	$19	$-	$-	$5,306	$5,674	$-	$-
3 Acceptable risk	122,318	110,416	11,382	15,585	41,974	45,202	13,033	8,869
4 Pass/monitor	46,986	51,100	1,007	1,029	13,221	13,500	-	-
5 Special mention (watch)	3,131	3,630	5,825	5,984	1,852	3,300	-	-
6 Substandard	10,593	10,604	5,395	5,442	1,644	1,653	-	-
7 Doubtful	-	-	-	-	-	-	-	-
Total	$183,045	$175,769	$23,609	$28,040	$63,997	$69,329	$13,033	$8,869

	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
(Dollars in thousands)	Residential Real Estate, Including Home Equity		Consumer Loans
	2013	2012	2013	2012
Performing	$154,737	$152,838	$309	$337
Non-performing	2,196	1,789	-	10
Total	$156,933	$154,627	$309	$347

The Bancorp has established a standard loan grading system to assist management, lenders and review personnel in their analysis and supervision of the loan portfolio. The use and application of theses grades by the Bancorp is uniform and conforms to regulatory definitions. The loan grading system is as follows:

2 – Moderate risk

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

Performing loans are loans that are paying as agreed and are less than ninety days past due on payments of interest and principal.

The Bancorp's troubled debt restructurings for the periods presented are summarized below:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	March 31, 2013			March 31, 2012
Troubled debt restructurings during the period:
Residential real estate, including home equity	-	$-	$-	9	$764	$764
Consumer loans	-	-	-	-	-	-
Commercial real estate, construction & land development, and other dwellings	-	-	-	-	-	-
Commercial participations purchased	-	-	-	-	-	-
Commercial business loans	-	-	-	-	-	-
Government loans	-	-	-	-	-	-

No troubled debt restructurings have subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation. Troubled debt restructurings that subsequently defaulted during the period are loans that were restructured and, subsequent to restructuring, were moved to nonaccrual status and failed to comply with the guidelines of the restructured note. Troubled debt restructurings that subsequently defaulted are presented for comparison purposes and are relevant only to the period in which the subsequent default occurred.

The Bancorp's individually evaluated impaired loans are summarized below:

	As of March 31, 2013			For the three months ended March 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$6
Commercial real estate, construction & land development, and other dwellings	820	820	-	681	73
Commercial participations purchased	5,563	5,904	-	5,856	-
Commercial business loans	531	761	-	972	3
With an allowance recorded:
Residential real estate, including home equity	741	741	10	777	-
Commercial real estate, construction & land development, and other dwellings	9,773	9,857	1,640	10,079	7
Commercial participations purchased	756	5,465	328	189	18
Commercial business loans	1,101	1,315	54	802	1
Total:
Residential real estate, including home equity	$741	$741	$10	$777	$6
Commercial real estate, construction & land development, and other dwellings	$10,593	$10,677	$1,640	$10,760	$80
Commercial participations purchased	$6,319	$11,369	$328	$6,045	$18
Commercial business loans	$1,632	$2,076	$54	$1,774	$4

	As of December 31, 2012			For the three months ended March 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$13	$-
Commercial real estate, construction & land development, and other dwellings	591	591	-	1,654	1
Commercial participations purchased	6,378	11,047	-	2,714	-
Commercial business loans	727	1,000	-	437	8
With an allowance recorded:
Residential real estate, including home equity	692	692	9	420	-
Commercial real estate, construction & land development, and other dwellings	10,187	10,271	1,783	8,782	69
Commercial participations purchased	-	-	-	7,746	-
Commercial business loans	1,305	1,305	209	991	21
Total:
Residential real estate, including home equity	$692	$692	$9	$433	$-
Commercial real estate, construction & land development, and other dwellings	$10,778	$10,862	$1,783	$10,436	$70
Commercial participations purchased	$6,378	$11,047	$-	$10,460	$-
Commercial business loans	$2,032	$2,305	$209	$1,428	$29

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days and Accruing
March 31, 2013
Residential real estate, including home equity	$3,266	$456	$1,811	$5,533	$151,400	$156,933	$5
Consumer loans	-	2	-	2	307	309	-
Commercial real estate, construction & land development, and other dwellings	3,314	227	2,697	6,238	176,807	183,045	-
Commercial participations purchased	-	-	5,395	5,395	18,214	23,609	-
Commercial business loans	1,946	-	1,141	3,087	60,910	63,997	-
Government loans	-	-	-	-	13,033	13,033	-
Total	$8,526	$685	$11,044	$20,255	$420,671	$440,926	$5

December 31, 2012
Residential real estate, including home equity	$4,172	$1,145	$1,448	$6,765	$147,862	$154,627	$-
Consumer loans	-	-	-	-	347	347	-
Commercial real estate, construction & land development, and other dwellings	4,044	390	1,993	6,427	169,342	175,769	229
Commercial participations purchased	5	-	5,442	5,447	22,593	28,040	-
Commercial business loans	689	116	1,525	2,330	66,999	69,329	-
Government loans	-	-	-	-	8,869	8,869	-
Total	$8,910	$1,651	$10,408	$20,969	$416,012	$436,981	$229

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Residential real estate, including home equity	$2,196	$1,846
Consumer loans	-	10
Commercial real estate, construction & land development, and other dwellings	3,236	2,311
Commercial participations purchased	5,395	5,442
Commercial business loans	1,633	1,644
Government loans	-	-
Total	$12,460	$11,253

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2013	2012
Residential real estate	$265	$243
Commercial real estate and other dwelling	151	151
Construction and land development	31	31
Total	$447	$425

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

Note 7 - Earnings Per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2013	2012
Basic earnings per common share:
Net income as reported	$1,670	$1,354
Weighted average common shares outstanding	2,839,985	2,837,022
Basic earnings per common share	$0.59	$0.48
Diluted earnings per common share:
Net income as reported	$1,670	$1,354
Weighted average common shares outstanding	2,839,985	2,837,022
Add: Dilutive effect of assumed stock option exercises	-	-
Weighted average common and dilutive potential common shares outstanding	2,839,985	2,837,022
Diluted earnings per common share	$0.59	$0.48

Note 8 - Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock. As required by the Compensation – Stock Compensation Topic, companies are required to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. For the three months ended March 31, 2013, stock based compensation expense of $6 thousand was recorded, compared to $4 thousand for the three months ended March 31, 2012. It is anticipated that current outstanding vested and unvested options will result in additional compensation expense of approximately $21 thousand in 2013 and $21 thousand in 2014.

There were no incentive stock options granted during the first three months of 2013 or 2012. A summary of option activity under the Bancorp’s incentive stock option plan for the three months ended March 31, 2013 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2013	25,950	$27.06
Granted	-	-
Exercised	-	-
Forfeited	(2,175)	29.83
Expired	(15,725)	$25.25
Outstanding at March 31, 2013	8,050	$29.86	1.2	-
Exercisable at March 31, 2013	8,050	$29.86	1.2	-

There were 3,950 shares of restricted stock granted during the first three months of 2013. No shares of restricted stock were granted during the first three months of 2012. These awards were issued with an award price equal to the market price of the Bancorp’s common stock on the award date and with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. During the first three months of 2012, 100 shares of restricted stock vested. At March 31, 2013, there were 7,250 shares of restricted stock outstanding.

Note 9 - Adoption of New Accounting Standards

Update Number 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The amendments did not change the Bancorp’s presentation of the Consolidated Statements of Comprehensive Income.

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

For the quarter ended March 31, 2013, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, bank call reports filed with the FDIC and thrift financial reports provided by the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment during the quarter ended March 31, 2013.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2012	$271
Additions not previously recognized	-
Ending balance, March 31, 2013	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of March 31, 2013:

(Dollars in thousands)
Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Book value	$1,257	$1,296	$1,303	$1,352
Fair value	$320	$288	$615	$364
Unrealized gains/(losses)	$(937)	$(1,008)	$(688)	$(988)
Lowest credit rating assigned	CC	C	BB	C
Number of performing banks	51	28	53	44
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	17	9	2	2
Number of issuers in deferral	12	5	11	10
Defaults & deferrals as a % of performing collateral	47.06%	33.47%	21.05%	32.67%
Subordination:
As a % of performing collateral	-2.61%	-15.67%	33.57%	10.55%
As a % of performing collateral - adjusted for projected future defaults	-9.51%	-24.24%	28.88%	5.15%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.10%	2.30%	2.20%	1.90%
Year 2 - issuer average	2.10%	2.30%	2.20%	1.90%
Year 3 - issuer average	2.10%	2.30%	2.20%	1.90%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At March 31, 2013, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At March 31, 2013, three of the trust preferred securities with a cost basis of $3.9 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2013. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2013 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$22,553	$-	$22,553	$-
Collateralized mortgage obligations and residential mortgage-backed securities	103,021	-	103,021	-
Municipal securities	63,301	-	63,301	-
Collateralized debt obligations	1,587	-	-	1,587
Total securities available-for-sale	$190,462	$-	$188,875	$1,587

		Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$23,096	$-	$23,096	$-
Collateralized mortgage obligations and residential mortgage-backed securities	99,914	-	99,914	-
Municipal securities	63,073	-	63,073	-
Collateralized debt obligations	1,392	-	-	1,392
Total securities available-for-sale	$187,475	$-	$186,083	$1,392

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Fair Value Measurements at March 31, 2013 Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Collateralized Debt Obligations
Beginning balance, December 31, 2012	$1,392
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	-
Included in other comprehensive income	195
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, March 31, 2013	$1,587

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2013 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$17,253	$-	$-	$17,253
Foreclosed real estate	447	-	-	447

		Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$17,879	$-	$-	$17,879
Foreclosed real estate	425	-	-	425

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The unpaid principal balance of impaired loans was $19.3 million and the related specific reserves totaled $2.0 million, resulting in a fair value of impaired loans totaling $17.3 million, at March 31, 2013. The unpaid principal balance of impaired loans was $19.9 million and the related specific reserves totaled $2.0 million, resulting in a fair value of impaired loans totaling $17.9 million, at December 31, 2012. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	March 31, 2013		Estimated Fair Value Measurements at March 31, 2013 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$24,380	$24,380	$24,380	$-	$-
Securities available-for-sale	190,462	190,462	-	188,875	1,587
Loans held-for-sale	120	122	122	-	-
Loans receivable, net	432,579	434,925	-	-	434,925
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,367	2,367	-	2,367	-

Financial liabilities:
Non-interest bearing deposits	76,121	76,121	76,121	-	-
Interest bearing deposits	486,233	486,359	308,726	177,633	-
Repurchase agreements	16,685	16,694	10,664	6,030	-
Borrowed funds	34,280	34,961	401	34,560	-
Accrued interest payable	48	48	-	48	-

	December 31, 2012		Estimated Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$33,751	$33,751	$33,751	$-	$-
Securities available-for-sale	187,475	187,475	-	186,083	1,392
Loans held-for-sale	323	332	332	-	-
Loans receivable, net	428,560	429,733	-	-	429,733
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,483	2,483	-	2,483	-

Financial liabilities:
Non-interest bearing deposits	75,228	75,228	75,228	-	-
Interest bearing deposits	491,181	491,295	319,520	171,775	-
Repurchase agreements	16,298	16,310	10,131	6,179	-
Borrowed funds	33,207	33,658	207	33,451	-
Accrued interest payable	52	52	-	52	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended March 31, 2013 and December 31, 2012:

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

Non-interest and interest bearing deposits, which include checking, savings, and money market deposits, are estimated to have fair values based on the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit (included in interest bearing deposits) are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). Estimated fair values for short-term repurchase agreements, which represent sweeps from demand deposits to accounts secured by pledged securities, are estimated based on the amount payable as of the reporting date (Level 1). Longer-term repurchase agreements, with contractual maturity dates of three months or more, are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). Short-term borrowings are generally only held overnight, therefore, their carrying amount is a reasonable estimate of fair value (Level 1). The fair value of FHLB Advances (included in borrowed funds) are estimated by discounting the future cash flows using quoted rates from the FHLB similar advances with similar maturities. The estimated fair value of other financial instruments, and off-balance sheet loan commitments, approximate cost and are not considered significant to this presentation.

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

At March 31, 2013, the Bancorp had total assets of $688.8 million, total loans of $440.9 and total deposits of $562.4 million. Stockholders' equity totaled $68.1 million or 9.89% of total assets, with book value per share of $23.97. Net income for the quarter ended March 31, 2013, was $1.7 million, or $0.59 earnings per common share for both basic and diluted calculations. For the quarter ended March 31, 2013, the return on average assets (ROA) was 0.97%, while the return on average stockholders’ equity (ROE) was 9.52%.

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

The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the “CFPB”) within the Federal Reserve, which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now performed by the CFPB. The CFPB has a large budget and staff, and has broad rulemaking authority over providers of credit, savings, and payment services and products. In this regard, the CFPB has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. State officials also will be authorized to enforce consumer protection rules issued by the CFPB. This bureau also is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. The CFPB also is directed to prevent “unfair, deceptive or abusive acts or practices” and ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent, and competitive. Although the CFPB has begun to implement its regulatory, supervisory, examination, and enforcement authority, there continues to be significant uncertainty as to how the agency’s strategies and priorities will impact the Bancorp.

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

Financial Condition

During the three months ended March, 2013, total assets decreased by $3.0 million (0.4%), with interest-earning assets decreasing by $617 thousand (0.1%). At March 31, 2013, interest-earning assets totaled $652.5 million compared to $653.1 million at December 31, 2012. Earning assets represented 94.7% of total assets at March 31, 2013, compared to 94.4% at December 31, 2012.

Loans receivable totaled $440.9 million at March 31, 2013, compared to $437.0 million at December 31, 2012. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp’s end-of-period loan balances were as follows:

	March 31,
	2013		December 31,
(Dollars in thousands)	(unaudited)		2012
	Balance	% Loans	Balance	% Loans

Construction & land development	$23,507	5.3%	$23,984	5.5%
1-4 first liens	137,765	31.2%	135,143	30.9%
Multifamily	31,449	7.1%	31,669	7.2%
Commercial real estate	151,698	34.4%	148,156	33.9%
Commercial business	63,997	14.5%	69,329	15.9%
1-4 Junior Liens	1,460	0.3%	1,587	0.4%
HELOC	15,087	3.4%	15,249	3.5%
Lot loans	2,621	0.6%	2,648	0.6%
Consumer	309	0.1%	347	0.1%
Government and other	13,033	3.1%	8,869	2.0%
Total loans	$440,926	100.0%	$436,981	100.0%

Adjustable rate loans / total loans	$237,824	53.9%	$250,162	57.2%

	March 31,
	2013	December 31,
	(unaudited)	2012

Total loans to total assets	64.0%	63.2%
Total loans to earning assets	67.6%	66.9%
Total loans to total deposits	78.4%	77.1%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. During the first three months of 2013, the Bancorp sold $5.1 million in newly originated fixed rate mortgage loans, compared to $3.1 million during the first three months of 2012. Net gains realized from the mortgage loan sales totaled $159 thousand for the first three months of 2013, compared to $75 thousand for the first three months of 2012. At March 31, 2013, the Bancorp had $120 thousand in loans that were classified as held for sale, as compared to $323 thousand at December 31, 2012.

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

Historically, the Bancorp has successfully originated commercial real estate loans within its primary lending area. However, beginning in the fourth quarter of 2005, in response to a decrease in local loan demand and in an effort to reduce the potential credit risk associated with geographic concentrations, a strategy was implemented to purchase commercial real estate participation loans outside of the Bancorp’s primary lending area. The strategy to purchase these commercial real estate participation loans was limited to 10% of the Bancorp’s loan portfolio. The Bancorp’s management discontinued the out of market strategy during the third quarter of 2007. As of March 31, 2013, the Bancorp’s commercial real estate participation loan portfolio carried an aggregate balance of $23.6 million, of which $13.7 million has been purchased within the Bancorp’s primary lending area and $9.9 million outside of the primary lending area. At March 31, 2013, $5.4 million, or 22.9%, of the Bancorp’s commercial real estate participation loans have been internally classified as substandard and have been placed on non-accrual status. All $5.4 million in substandard commercial real estate participation loans placed on non-accrual status are located outside of the Bancorp’s primary lending area. During April 2013, one of the two commercial real estate loans was sold to another investor. As a result, the balance on these participation loans of $5.4 million has since decreased to $4.6 million. The discussion in the paragraphs that follow regarding non-performing loans, internally classified loans and impaired loans includes loans from the Bancorp’s commercial real estate participation loan portfolio.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $12.5 million at March 31, 2013, compared to $11.5 million at December 31, 2012, an increase of $1.0 million or 8.7%. The ratio of non-performing loans to total loans was 2.83% at March 31, 2013, compared to 2.63% at December 31, 2012. The ratio of non-performing loans to total assets was 1.80% at March 31, 2013, compared to 1.66% at December 31, 2012. The increase in non-performing loans for the first three months of 2013 is primarily the result of commercial real estate and commercial business loans that had been considered impaired and internally classified as substandard at December 31, 2012. At March 31, 2013, all non-performing loans are also accounted for on a non accrual basis, except for one loan totaling $5 thousand that was classified as accruing and 90 days past due. The current level of non-performing loans is concentrated in two previously reported out of market commercial real estate participation loans totaling $5.4 million in the aggregate. Both of the non-performing commercial real estate participation loans are hotel loans that have been charged down to their fair value based on the current fair value of the respective project’s collateral, less estimated selling costs. For these commercial real estate participation loans, to the extent that actual cash flows, collateral values and strength of personal guarantees differ from current estimates, additional provisions to the allowance for loan losses may be required.

Loans, internally classified as substandard, totaled $20.1 million at March 31, 2013, compared to $19.7 million at December 31, 2012 an increase of $364 thousand or 1.8%. The current level of substandard loans is concentrated in the previously mentioned two non-performing commercial real estate participation loans and one accruing commercial real estate hotel loan in the amount of $4.9 million, which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2013 or December 31, 2012. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $14.9 million at March 31, 2013, compared to $17.7 million at December 31, 2012 a decrease of $2.8 million or 15.8%. The decrease in watch loans is related to the upgrades and balance reductions in $1.5 million of loan balances and to the downgrading of $1.3 million of loan balances to substandard.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At March 31, 2013, impaired loans totaled $19.3 million, compared to $19.9 million at December 31, 2012 a decrease of $594 thousand or 3.0%. The March 31, 2013, impaired loan balances consist of twenty-five commercial real estate and commercial business loans totaling $18.6 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, seven mortgage loans totaling $741 thousand, which are troubled debt restructurings have also been classified as impaired. The March 31, 2013 ALL contained $2.0 million in specific allowances for collateral deficiencies, compared to $2.0 million at December 31, 2012. During the first quarter of 2013, three loans were newly classified as impaired with balances of $208 thousand. There were no other loans considered to be impaired loans as of March 31, 2013. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At March 31, 2013, the Bancorp classified fourteen loans totaling $15.0 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include two commercial real estate participation hotel loans in the amount of $5.6 million and one commercial real estate hotel loan in the amount of $4.9 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in the amount of $539 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; two development loans in the amount of $893 thousand for which an interest rate concession was granted; and seven mortgage loans totaling $741 thousand, for which maturity dates were materially extended. At March 31, 2013, $8.8 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At March 31, 2013, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the three months ended March 31, 2013, $135 thousand in provisions to the ALL were required, compared to $525 thousand for the three months ended March 31, 2012, a decrease of $390 thousand or 74.3%. The ALL provision decrease for 2013 is primarily a result of improved asset quality. Although nonperforming loans increased overall during the quarter, the increase was primarily related to loans that had been previously considered impaired and previously allocated for in the allowance for loan loss. The current year ALL provisions were primarily related to the current credit risk in the commercial real estate loan portfolio and 2013 loan originations. For the first three months of 2013, charge-offs, net of recoveries, totaled $209 thousand, compared to $324 thousand for the first three months of 2012. The net loan charge-offs for 2013 were comprised of $168 thousand in commercial business loans, $40 thousand in commercial real estate loans, and $1 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.89% at March 31, 2013, compared to 1.93% at December 31, 2012. The ALL to non-performing loans (coverage ratio) was 66.97% at March 31, 2013, compared to 73.34% at December 31, 2012. The March 31, 2013 balance in the ALL account of $8.3 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At March 31, 2013, foreclosed real estate totaled $447 thousand, which was comprised of nine properties, compared to $425 thousand and ten properties at December 31, 2012. During the three months ended March 31, 2013, loans totaling $95 thousand were transferred into foreclosed real estate, while net sales of foreclosed real estate totaled $73 thousand. Net gains from the sales totaled $17 thousand for the three months ended March 31, 2013. At the end of March 2013 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $190.5 million at March 31, 2013, compared to $187.5 million at December 31, 2012, an increase of $3.0 million (1.6%). The increase in securities is a result of investing excess liquidity in the securities portfolio. At March 31, 2013, the securities portfolio represented 29.2% of interest-earning assets and 27.7% of total assets compared to 28.7% of interest-earning assets and 27.1% of total assets at December 31, 2012. The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,
	2013		December 31,
(Dollars in thousands)	(unaudited)		2012
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$22,553	11.8%	$23,096	12.3%
Collateralized Mortgage Obligations and residential mortgage-backed securities	103,021	54.1%	99,914	53.3%
Municipal securities	63,301	33.2%	63,073	33.6%
Collateralized debt obligations	1,587	0.9%	1,392	0.8%
Total securities	$190,462	100.0%	$187,475	100.0%

	March 31,
	2013	December 31,	YTD
(Dollars in thousands)	(unaudited)	2012	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$16,311	$19,832	$(3,521)	-17.8%
Fed funds sold	1,582	5,407	(3,825)	-70.7%
Federal Home Loan Bank stock	3,086	3,086	-	0.0%

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

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,
	2013	December 31,	YTD
(Dollars in thousands)	(unaudited)	2012	Change
	Balance	Balance	$	%

Checking	$184,070	$193,067	$(8,997)	-4.7%
Savings	83,219	77,650	5,569	7.2%
Money market	129,847	124,031	5,816	4.7%
Certificates of deposit	165,218	171,661	(6,443)	-3.8%
Total deposits	$562,354	$566,409	$(4,055)	-0.7%

The Bancorp’s core deposits include checking, savings, and money market accounts. The overall increase in core deposits is a result of managements’ sales efforts along with current customer preferences for short-term, liquid investment alternatives.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	March 31,
	2013	December 31,	YTD
(Dollars in thousands)	(unaudited)	2012	Change
	Balance	Balance	$	%

Repurchase agreements	$16,685	$16,298	$387	2.4%
Borrowed funds	34,280	33,207	1,073	3.2%
Total borrowed funds	$50,965	$49,505	$1,460	2.9%

Repurchase agreements increased as a result of growth in the Bancorp’s business sweep accounts. Borrowed funds increased as the current low interest rate environment allowed for favorable Federal Home Loan Bank advance rates.

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

During the three months ended March 31, 2013, cash and cash equivalents decreased by $9.4 million compared to a $4.3 million increase for the three months ended March 31, 2012. The primary sources of cash were proceeds from maturities, pay downs, and calls of available-for-sale securities and proceeds from FHLB advances. The primary uses of cash were the purchase of securities, repayment of FHLB advances, loan originations, stock repurchases, and the payment of common stock dividends. Cash provided by operating activities totaled $2.2 million for the three months ended March 31, 2013, compared to cash provided of $221 thousand for the three month period ended March 31, 2012. The increase in cash from operating activities was primarily a result of timing differences of customer ACH deposit activity. Cash outflows from investing activities totaled $8.4 million for the current period, compared to cash outflows of $14.0 million for the three months ended March 31, 2012. The decreased cash outflows for the current three months were primarily related to decreased loan originations. Net cash outflows from financing activities totaled $3.2 million during the current period compared to net cash inflows of $18.0 million for the three months ended March 31, 2012. The decrease in net cash inflows from financing activities was a result of deposit outflows and reduced borrowed fund inflows. On a cash basis, the Bancorp paid dividends on common stock of $539 thousand for the three months ended March 31, 2013, compared to $425 thousand for the three months ended March 31, 2012.

At March 31, 2013, outstanding commitments to fund loans totaled $68.3 million. Approximately 51.9% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $8.9 million at March 31, 2013. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2013, stockholders' equity increased by approximately $464 thousand (0.7%). During the three months ended March 31, 2013, stockholders’ equity was primarily increased by net income of $1.7 million. Decreasing stockholders’ equity was the declaration of $540 thousand in cash dividends and the net change in the valuation of the available-for-sale securities of $635 thousand.

The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the FRB), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. These regulations divide capital into two tiers. The first tier (Tier 1) includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Supplementary (Tier 2) capital includes, among other things, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the FRB and FDIC regulations provide for a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other financial institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least one to two percent. See “Recent Developments - New Proposed Capital Rules” for a description of the new capital ratios that are proposed to be phased-in beginning in 2013.

The following table shows that, at March 31, 2013, and December 31, 2012, the Bancorp’s capital exceeded all regulatory capital requirements. During the three months ended March 31, 2013, the Bancorp’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $29.7 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both March 31, 2013 and December 31, 2012. The dollar amounts are in millions.

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$71.2	14.9%	$38.4	8.0%	$47.9	10.0%
Tier 1 capital to risk-weighted assets	$65.2	13.6%	$19.2	4.0%	$28.8	6.0%
Tier 1 capital to adjusted average assets	$65.2	9.5%	$20.6	3.0%	$34.3	5.0%

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$70.1	14.6%	$38.3	8.0%	$47.9	10.0%
Tier 1 capital to risk-weighted assets	$64.1	13.4%	$19.1	4.0%	$28.7	6.0%
Tier 1 capital to adjusted average assets	$64.1	9.4%	$20.5	3.0%	$34.2	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. The aggregate amount of dividends that may be declared by the Bank in 2013, without prior DFI approval is $8.7 million plus 2013 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On February 22, 2013, the Board of Directors of the Bancorp declared a first quarter dividend of $0.19 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 5, 2013.

Results of Operations - Comparison of the Quarter Ended March 31, 2013 to the Quarter Ended March 31, 2012

For the quarter ended March 31, 2013, the Bancorp reported net income of $1.7 million, compared to net income of $1.4 million for the quarter ended March 31, 2012, an increase of $316 thousand (23.3%). For the current quarter the ROA was 0.97%, compared to 0.83% for the quarter ended March 31, 2012. The ROE was 9.52% for the quarter ended March 31, 2013, compared to 8.36% for the quarter ended March 31, 2012.

Net interest income for the three months ended March 31, 2013 was $5.8 million, a decrease of $53 thousand (0.9%), compared to $5.9 million for the quarter ended March 31, 2012. During the current quarter, the Bancorp’s cost of funds continues to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment, however, the Bancorp’s yield on interest earning assets is being negatively impacted by lower long-term interest rates. The weighted-average yield on interest-earning assets was 3.86% for the three months ended March 31, 2013, compared to 4.24% for the three months ended March 31, 2012. The weighted-average cost of funds for the quarter ended March 31, 2013, was 0.30%, compared to 0.44% for the quarter ended March 31, 2012. The impact of the 3.86% return on interest earning assets and the 0.30% cost of funds resulted in an interest rate spread of 3.56% for the current quarter, compared to 3.80% for the quarter ended March 31, 2012. During the current quarter, total interest income decreased by $236 thousand (3.6%) while total interest expense decreased by $183 thousand (28.4%). The net interest margin was 3.58% for the three months ended March 31, 2013, compared to 3.82% for the quarter ended March 31, 2012. On a tax equivalent basis, the Bancorp’s net interest margin was 3.77% for the three months ended March 31, 2013, compared to 4.02% for the quarter ended March 31, 2012. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended March 31, 2013, interest income from loans decreased by $103 thousand (2.0%), compared to the three months ended March 31, 2012. The change was due to a decrease in loan portfolio weighted-average yields. The weighted-average yield on loans outstanding was 4.51% for the current quarter, compared to 4.98% for the three months ended March 31, 2012. Loan balances averaged $444.3 million for the current quarter, an increase of $33.8 million (8.2%) from $410.5 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, interest income on securities and other interest bearing balances decreased by $133 thousand (9.6%), compared to the quarter ended March 31, 2012. The change was primarily due to a decrease in the weighted-average yield of the securities portfolio. The weighted-average yield on securities and other interest bearing balances was 2.47%, for the current quarter, compared to 2.75% for the three months ended March 31, 2012. Securities balances averaged $191.5 million for the current quarter, up $5.7 million (3.1%) from $185.8 million for the three months ended March 31, 2012. The increase in security average daily balances is a result of consistent investment growth. Other interest bearing balances averaged $12.4 million for the current period, down $4.3 million (25.7%) from $16.7 million for the three months ended March 31, 2012. The decrease in other interest bearing balances is a result of growth in the loan and securities portfolios.

Interest expense on deposits decreased by $141 thousand (31.8%) during the current quarter compared to the three months ended March 31, 2012. The change was due to a decrease in the weighted-average rate paid on deposits, which was the result of a change in the deposit mix as well as lower rates paid. The weighted-average rate paid on deposits for the three months ended March 31, 2013 was 0.22%, compared to 0.34%, for the quarter ended March 31, 2012. Total deposit balances averaged $560.7 million for the current quarter, an increase of $36.1 million (6.9%) from $524.6 million for the quarter ended March 31, 2012. Interest expense on borrowed funds decreased by $42 thousand (20.9%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted-average cost compared to the three months ended March 31, 2012. The weighted-average cost of borrowed funds was 1.26% for the current quarter, compared to 1.40% for the three months ended March 31, 2012. Borrowed funds averaged $50.5 million during the quarter ended March 31, 2013, a decrease of $7.2 million (12.5%) from $57.7 million for the quarter ended March 31, 2012.

Noninterest income for the quarter ended March 31, 2013 was $1.4 million, a decrease of $234 thousand (14.7%) from $1.6 million for the quarter ended March 31, 2012. During the current quarter, fees and service charges totaled $591 thousand, a decrease of $47 thousand (7.4%) from $638 thousand for the quarter ended March 31, 2012. The decrease in fees and service charges is primarily a result of loan related fees collected during the first quarter of 2012 that were infrequent in nature. Fees from Wealth Management operations totaled $367 thousand for the quarter ended March 31, 2013, an increase of $35 thousand (10.5%) from $332 thousand for the quarter ended March 31, 2012. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from loan sales totaled $159 thousand for the current quarter, an increase of $84 thousand (112.0%), compared to $75 thousand for the quarter ended March 31, 2012. The increase in gains from the sale of loans is primarily a result of increased customer refinance activity to low rate fixed rate mortgages. Gains from the sale of securities totaled $128 thousand for the current quarter, a decrease of $238 thousand (65.0%) from $366 thousand for the quarter ended March 31, 2012. Current market conditions continued to provide some opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $87 thousand for the quarter ended March 31, 2013, a decrease of $10 thousand (10.3%) compared to the quarter ended March 31, 2012. Gains on foreclosed real estate totaled $17 thousand for the quarter ended March 31, 2013, a decrease of $19 thousand (52.8%) from gains of $36 thousand for the quarter ended March 31, 2012. Other noninterest income totaled $14 thousand for the quarter, a decrease of $39 thousand (73.6%) compared to $53 thousand for the quarter ended March 31, 2012. The decrease in other noninterest income is primarily related to the sale of several foreclosed properties and the resulting loss of rents from those properties.

Noninterest expense for the quarter ended March 31, 2013 was $4.8 million, a decrease of $427 thousand (8.2%) from $5.2 million for the three months ended March 31, 2012. During the current quarter, compensation and benefits totaled $2.64 million, an increase of $17 thousand (0.6%) from $2.62 million for the quarter ended March 31, 2012. Occupancy and equipment totaled $782 thousand for the current quarter, a decrease of $37 thousand (4.5%), compared to $819 thousand for the quarter ended March 31, 2012. The decrease in occupancy and equipment expense is the result of lower required depreciation expense and building repair and maintenance expenses during the first quarter. Data processing expense totaled $240 thousand for the three months ended March 31, 2013, a decrease of $31 thousand (11.4%) from $271 thousand for the three months ended March 31, 2012. Data processing expense has decreased as a result of contract renegotiations. Federal deposit insurance premium expense totaled $122 thousand for the three months ended March 31, 2013, a decrease of $22 thousand (15.3%) from $144 thousand for the quarter ended March 31, 2012. The decrease was the result of lower FDIC assessment rates. Marketing expense related to banking products totaled $108 thousand for the current quarter, an increase of $33 thousand (44.0%) from $75 thousand for the three months ended March 31, 2012. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Other expenses related to banking operations totaled $901 thousand for the quarter ended March 31, 2013, a decrease of $387 thousand (30.0%) from $1.3 million for the quarter ended March 31, 2012. The decrease in other expenses was primarily associated with less foreclosed real estate and legal expenses for the current quarter. The Bancorp’s efficiency ratio was 66.9% for the quarter ended March 31, 2013, compared to 70.1% for the three months ended March 31, 2012. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the three months ended March 31, 2013 totaled $564 thousand, compared to income tax expense of $350 thousand for the three months ended March 31, 2012, an increase of $214 thousand (61.1%). The combined effective federal and state tax rates for the Bancorp was 25.3% for the three months ended March 31, 2013, compared to 20.5% for the three months ended March 31, 2012. The Bancorp’s higher current quarter effective tax rate is a result of lower tax preferred income.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2012 remain unchanged.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2012 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2013, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There are no matters reportable under this item.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2000 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase program does not expire and is only limited by the number of shares that can be purchased. As of March 31, 2013, the Bancorp has repurchased 38,850 shares of its outstanding common stock under the program at an average price per share of $22.55. Information on the shares repurchased under the program during the quarter ended March 31, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2013 – January 31, 2013	2,833	$20.05	38,850	11,150
February 1, 2013 – February 28, 2013	-	N/A	38,850	11,150
March 1, 2013 – March 31, 2013	-	N/A	38,850	11,150
	2,833	$20.05	38,850	11,150

(1)	The stock repurchase plan was announced on April 18, 2000, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no expiration date for this plan.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: April 23, 2013	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board, Chief Executive
Officer and President

Date: April 23, 2013	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

