Form 10-Q
period 2013-06-30
NORTHWEST INDIANA BANCORP
filed 2013-07-22
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____ to ______

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

There were 2,844,219 shares of the registrant’s Common Stock, without par value, outstanding at June 30, 2013.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, June 30, 2013 and December 31, 2012	1

	Consolidated Statements of Income, Three and Six Months Ended June 30, 2013 and 2012	2

	Consolidated Statements of Comprehensive Income, Three and Six Months Ended June 30, 2013 and 2012	3

	Consolidated Statements of Changes in Stockholders' Equity, Three and Six Months Ended June 30, 2013 and 2012	3

	Consolidated Statements of Cash Flows, Six Months Ended June 30, 2013 and 2012	4

	Notes to Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. Other Information		31

SIGNATURES		32

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer		33
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer		34
32.1 Section 1350 Certifications		35
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	June 30,
	2013	December 31,
(Dollars in thousands)	(unaudited)	2012

ASSETS

Cash and non-interest bearing balances in financial institutions	$6,465	$8,512
Interest bearing balances in financial institutions	35,314	19,832
Federal funds sold	987	5,407
Total cash and cash equivalents	42,766	33,751

Securities available-for-sale	184,791	187,475
Loans held-for-sale	522	323
Loans receivable	434,140	436,981
Less: allowance for loan losses	(7,764)	(8,421)
Net loans receivable	426,376	428,560
Federal Home Loan Bank stock	3,086	3,086
Accrued interest receivable	2,334	2,483
Premises and equipment	17,284	17,678
Foreclosed real estate	415	425
Cash value of bank owned life insurance	12,691	12,516
Prepaid FDIC insurance premium	-	991
Other assets	6,745	4,557

Total assets	$697,010	$691,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$72,182	$75,228
Interest bearing	500,546	491,181
Total	572,728	566,409
Repurchase agreements	19,360	16,298
Borrowed funds	33,406	33,207
Accrued expenses and other liabilities	5,952	8,280

Total liabilities	631,446	624,194

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: June 30, 2013 - 2,895,702	361	361
December 31, 2012 - 2,888,902
shares outstanding: June 30, 2013 - 2,844,219
December 31, 2012 - 2,839,137
Additional paid in capital	5,204	5,189
Accumulated other comprehensive (loss)/income	(1,940)	2,339
Retained earnings	63,028	60,817
Treasury stock, common shares at cost: June 30, 2013 - 51,483
December 31, 2012 - 49,765	(1,089)	(1,055)

Total stockholders' equity	65,564	67,651

Total liabilities and stockholders' equity	$697,010	$691,845

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans receivable
Real estate loans	$4,196	$4,276	$8,401	$8,526
Commercial loans	754	876	1,549	1,726
Consumer loans	5	9	11	18
Total loan interest	4,955	5,161	9,961	10,270

Securities	1,245	1,386	2,496	2,772
Other interest earning assets	7	7	13	11
	1,252	1,393	2,509	2,783

Total interest income	6,207	6,554	12,470	13,053

Interest expense:
Deposits	283	410	586	854
Repurchase agreements	17	21	34	41
Borrowed funds	137	183	279	364

Total interest expense	437	614	899	1,259

Net interest income	5,770	5,940	11,571	11,794
Provision for loan losses	95	550	230	1,075

Net interest income after provision for loan losses	5,675	5,390	11,341	10,719

Noninterest income:
Fees and service charges	625	610	1,216	1,248
Wealth management operations	330	314	697	646
Gain on sale of securities, net	316	251	444	617
Gain on sale of loans held-for-sale, net	139	272	298	347
Increase in cash value of bank owned life insurance	88	97	175	194
Loss on foreclosed real estate, net	(18)	(120)	(1)	(84)
Other-than-temporary credit impairment of debt securities	-	(6)	-	(6)
Noncredit portion of other-than-temporary impairment of debt securities recognized in other comprehensive income	-	-	-	-
Other	4	5	18	58

Total noninterest income	1,484	1,423	2,847	3,020

Noninterest expense:
Compensation and benefits	2,628	2,507	5,270	5,132
Occupancy and equipment	741	763	1,523	1,582
Data processing	232	277	472	548
Marketing	159	83	267	158
Federal deposit insurance premiums	131	147	253	291
Other	937	928	1,838	2,216

Total noninterest expense	4,828	4,705	9,623	9,927

Income before income tax expenses	2,331	2,108	4,565	3,812
Income tax expenses	624	488	1,188	838

Net income	$1,707	$1,620	$3,377	$2,974

Earnings per common share:
Basic	$0.60	$0.57	$1.19	$1.05
Diluted	$0.60	$0.57	$1.19	$1.05

Dividends declared per common share	$0.22	$0.19	$0.41	$0.34

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2013	2012	2013	2012

Net income	$1,707	$1,620	$3,377	$2,974

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (losses)/gains arising during the period	(5,217)	318	(6,060)	428
Less: reclassification adjustment for gains included in net income	(316)	(245)	(444)	(611)
Net securities (loss)/gain during the period	(5,533)	73	(6,504)	(183)
Tax effect	1,892	(23)	2,228	66
Net of tax amount	(3,641)	50	(4,276)	(117)

Net change in unrecognized gain on postretirement benefit:
Amortization of net actuarial gain	(1)	(1)	(3)	(3)
Net loss during the period	(1)	(1)	(3)	(3)
Tax effect	-	-	-	-
Net of tax amount	(1)	(1)	(3)	(3)
Other comprehensive (loss)/gain, net of tax	(3,642)	49	(4,279)	(120)

Comprehensive (loss)/income, net of tax	$(1,935)	$1,669	$(902)	$2,854

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2013	2012	2013	2012

Balance at beginning of period	$68,115	$63,755	$67,651	$62,960

Comprehensive (loss)/income:
Net income	1,707	1,620	3,377	2,974
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	(3,641)	50	(4,276)	(117)
Amortization of unrecognized gain on postretirement benefit	(1)	(1)	(3)	(3)
Comprehensive (loss)/income, net of tax	(1,935)	1,669	(902)	2,854

Stock based compensation expense	10	4	16	8
Sale of treasury stock	-	32	22	63
Stock repurchase	-	-	(57)	-
Cash dividends	(626)	(539)	(1,166)	(964)

Balance at end of period	$65,564	$64,921	$65,564	$64,921

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,377	$2,974
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(9,463)	(5,926)
Sale of loans originated for sale	9,494	6,055
Depreciation and amortization, net of accretion	1,099	1,173
Amortization of mortgage servicing rights	84	57
Stock based compensation expense	16	8
Gain on sale of securities, net	(444)	(617)
Other-than-temporary credit impairment of debt securities	-	6
Gain on sale of loans held-for-sale, net	(298)	(347)
Loss on foreclosed real estate, net	1	84
Provision for loan losses	230	1,075
Net change in:
Interest receivable	149	7
Other assets	904	32
Accrued expenses and other liabilities	(2,328)	(1,421)
Total adjustments	(556)	186
Net cash - operating activities	2,821	3,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	23,772	30,137
Proceeds from sales of securities available-for-sale	12,475	13,283
Purchases of securities available-for-sale	(40,006)	(49,198)
Proceeds from sale of loans receivable transferred to loans held-for-sale	-	3,591
Loan participations purchased	253	(9,393)
Net change in loans receivable	1,609	(25,707)
Proceeds from sales of foreclosed real estate	101	809
Purchase of premises and equipment, net	(302)	(323)
Increase in cash value of bank owned life insurance	(175)	(194)
Net cash - investing activities	(2,273)	(36,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	6,319	20,619
Proceeds from FHLB advances	11,000	2,000
Repayment of FHLB advances	(11,000)	(2,000)
Change in other borrowed funds	3,261	7,051
Proceeds from sale of treasury stock	22	63
Common stock repurchased	(57)	-
Dividends paid	(1,078)	(850)
Net cash - financing activities	8,467	26,883
Net change in cash and cash equivalents	9,015	(6,952)
Cash and cash equivalents at beginning of period	33,751	26,367
Cash and cash equivalents at end of period	$42,766	$19,415

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$906	$1,261
Income taxes	744	1,263
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$95	$930
Transfers from loans receivable to loans held-for-sale	-	3,428

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Inc, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2013 and December 31, 2012, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2013 and 2012, and consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. The income reported for the six month period ended June 30, 2013 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Securities

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross	Estimated
(Dollars in thousands)	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2013
U.S. government sponsored entities	$20,498	$5	$(588)	$19,915
Collateralized mortgage obligations and residential mortgage-backed securities	96,403	1,568	(1,015)	96,956
Municipal securities	65,656	2,019	(1,471)	66,204
Collateralized debt obligations	5,208	-	(3,492)	1,716
Total securities available-for-sale	$187,765	$3,592	$(6,566)	$184,791

December 31, 2012
U.S. government sponsored entities	$23,009	$94	$(7)	$23,096
Collateralized mortgage obligations and residential mortgage-backed securities	96,782	3,147	(15)	99,914
Municipal securities	58,946	4,155	(28)	63,073
Collateralized debt obligations	5,208	-	(3,816)	1,392
Total securities available-for-sale	$183,945	$7,396	$(3,866)	$187,475

The fair value of available-for-sale debt securities and carrying amount, if different, at June 30, 2013 by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-sale
(Dollars in thousands)	Estimated
	Fair	Tax-Equivalent
June 30, 2013	Value	Yield (%)
Due in one year or less	$315	6.89
Due from one to five years	13,378	2.98
Due from five to ten years	36,447	4.32
Due over ten years	37,695	4.48
Collateralized mortgage obligations and residential mortgage-backed securities	96,956	2.74
Total	$184,791	3.43

Sales of available-for-sale securities were as follows for the six months ended:

	June 30,	June 30,
(Dollars in thousands)	2013	2012

Proceeds	$12,475	$13,283
Gross gains	444	617
Gross losses	-	-

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)	Unrealized gain/(loss)
Beginning balance, December 31, 2012	$2,284
Current period change	(4,276)
Ending balance, June 30, 2013	$(1,992)

Securities with carrying values of approximately $31,105,000 and $32,935,000 were pledged as of June 30, 2013 and December 31, 2012, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at June 30, 2013 and December 31, 2012 not recognized in income are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
U.S. government sponsored entities	$18,410	$(588)	$-	$-	$18,410	$(588)
Collateralized mortgage obligations and residential mortgage-backed securities	43,566	(1,015)	-	-	43,566	(1,015)
Municipal securities	24,159	(1,471)	-	-	24,159	(1,471)
Collateralized debt obligations	-	-	1,716	(3,492)	1,716	(3,492)
Total temporarily impaired	$86,135	$(3,074)	$1,716	$(3,492)	$87,851	$(6,566)
Number of securities		103		4		107

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2012
U.S. government sponsored entities	$3,492	$(7)	$-	$-	$3,492	$(7)
Collateralized mortgage obligations and residential mortgage-backed securities	2,294	(15)	-	-	2,294	(15)
Municipal securities	3,330	(28)	-	-	3,330	(28)
Collateralized debt obligations	-	-	1,392	(3,816)	1,392	(3,816)
Total temporarily impaired	$9,116	$(50)	$1,392	$(3,816)	$10,508	$(3,866)
Number of securities		14		4		18

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

Note 4 - Loans Receivable

Year end loans are summarized below:

	(Dollars in thousands)
	June 30, 2013	December 31, 2012
Loans secured by real estate:
Construction and land development	$15,808	$23,984
Residential, including home equity	159,454	154,945
Commercial real estate and other dwelling	183,641	179,825
Total loans secured by real estate	358,903	358,754
Consumer loans	271	350
Commercial business	61,626	69,310
Government and other	13,670	8,869
Subtotal	434,470	437,283
Less:
Net deferred loan origination fees	(234)	(251)
Undisbursed loan funds	(96)	(51)
Loans receivable	$434,140	$436,981

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer Loans	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business Loans	Government Loans	Total

The Bancorp's activity in the allowance for loan losses is summarized below for the six months ended June 30, 2013:

Allowance for loan losses:
Beginning Balance	$1,024	$19	$4,550	$1,608	$1,220	$-	$8,421
Charge-offs	(117)	(6)	(333)	-	(438)	-	(894)
Recoveries	1	3	-	-	3	-	7
Provisions	542	(1)	122	(757)	297	27	230
Ending Balance	$1,450	$15	$4,339	$851	$1,082	$27	$7,764

The Bancorp's activity in the allowance for loan losses is summarized below for the six months ended June 30, 2012:

Allowance for loan losses:
Beginning Balance	$1,161	$15	$3,329	$2,399	$1,101	$-	$8,005
Charge-offs	(205)	(9)	(381)	(484)	-	-	(1,079)
Recoveries	-	4	9	-	30	-	43
Provisions	210	22	978	121	(256)	-	1,075
Ending Balance	$1,166	$32	$3,935	$2,036	$875	$-	$8,044

The Bancorp's allowance for loan losses impairment evaluation and financing receivables are summarized below at June 30, 2013:

Ending balance: individually evaluated for impairment	$22	$-	$1,437	$-	$-	$-	$1,459

Ending balance: collectively evaluated for impairment	$1,428	$15	$2,902	$851	$1,082	$27	$6,305

FINANCING RECEIVABLES
Ending balance	$159,171	$267	$183,319	$16,130	$61,583	$13,670	$434,140

Ending balance: individually evaluated for impairment	$1,154	$-	$10,301	$5,235	$1,299	$-	$17,989

Ending balance: collectively evaluated for impairment	$158,017	$267	$173,018	$10,895	$60,284	$13,670	$416,151

The Bancorp's allowance for loan losses impairment evaluation and financing receivables are summarized below at December 31, 2012:

Ending balance: individually evaluated for impairment	$9	$-	$1,783	$-	$209	$-	$2,001

Ending balance: collectively evaluated for impairment	$1,015	$19	$2,767	$1,608	$1,011	$-	$6,420

FINANCING RECEIVABLES
Ending balance	$154,627	$347	$175,769	$28,040	$69,329	$8,869	$436,981

Ending balance: individually evaluated for impairment	$692	$-	$10,778	$6,378	$2,032	$-	$19,880

Ending balance: collectively evaluated for impairment	$153,935	$347	$164,991	$21,662	$67,297	$8,869	$417,101

The Bancorp's credit quality indicators, are summarized below at June 30, 2013 and December 31, 2012:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction & Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Government Loans
Loan Grades	2013	2012	2013	2012	2013	2012	2013	2012
2 Moderate risk	$16	$19	$-	$-	$5,125	$5,674	$-	$-
3 Acceptable risk	118,623	110,416	5,506	15,585	41,251	45,202	13,670	8,869
4 Pass/monitor	51,156	51,100	4,570	1,029	12,764	13,500	-	-
5 Special mention (watch)	3,218	3,630	1,732	5,984	1,101	3,300	-	-
6 Substandard	10,306	10,604	4,322	5,442	1,342	1,653	-	-
7 Doubtful	-	-	-	-	-	-	-	-
Total	$183,319	$175,769	$16,130	$28,040	$61,583	$69,329	$13,670	$8,869

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate, Including Home Equity		Consumer Loans
	2013	2012	2013	2012
Performing	$156,066	$152,838	$267	$337
Non-performing	3,105	1,789	-	10
Total	$159,171	$154,627	$267	$347

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

Performing loans are loans that are paying as agreed and are less than ninety days past due on payments of interest and principal.

The Bancorp's troubled debt restructurings for the six month periods presented are summarized below:

	(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	June 30, 2013			June 30, 2012
Troubled debt restructurings during the period:
Residential real estate, including home equity	4	$549	$533	-	$-	$-
Consumer loans	-	-	-	-	-	-
Commercial real estate, construction & land development, and other dwellings	-	-	-	2	893	893
Commercial participations purchased	-	-	-	-	-	-
Commercial business loans	-	-	-	1	108	11
Government loans	-	-	-	-	-	-

No troubled debt restructurings have subsequently defaulted during the periods presented All of the loans classified as troubled debt restructurings are also considered impaired The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation Troubled debt restructurings that subsequently defaulted during the period are loans that were restructured and, subsequent to restructuring, were moved to nonaccrual status and failed to comply with the guidelines of the restructured note Troubled debt restructurings that subsequently defaulted are presented for comparison purposes and are relevant only to the period in which the subsequent default occurred

The Bancorp's individually evaluated impaired loans are summarized below:

	As of June 30, 2013			For the six months ended June 30, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	610	610	-	791	15
Commercial participations purchased	5,235	5,576	-	5,507	29
Commercial business loans	1,298	2,009	-	1,037	4
With an allowance recorded:
Residential real estate, including home equity	1,155	1,167	22	831	12
Commercial real estate, construction & land development, and other dwellings	9,595	9,679	1,437	10,004	142
Commercial participations purchased	-	-	-	189	-
Commercial business loans	96	96	-	652	4
Total:
Residential real estate, including home equity	$1,155	$1,167	$22	$831	$12
Commercial real estate, construction & land development, and other dwellings	$10,205	$10,289	$1,437	$10,795	$157
Commercial participations purchased	$5,235	$5,576	$-	$5,696	$29
Commercial business loans	$1,394	$2,105	$-	$1,689	$8

	As of December 31, 2012			For the six months ended June 30, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	591	591	-	708	2
Commercial participations purchased	6,378	11,047	-	3,501	-
Commercial business loans	727	1,000	-	645	17
With an allowance recorded:
Residential real estate, including home equity	692	692	9	596	6
Commercial real estate, construction & land development, and other dwellings	10,187	10,271	1,783	9,817	-
Commercial participations purchased	-	-	-	5,406	144
Commercial business loans	1,305	1,305	209	1,103	29
Total:
Residential real estate, including home equity	$692	$692	$9	$596	$6
Commercial real estate, construction & land development, and other dwellings	$10,778	$10,862	$1,783	$10,525	$2
Commercial participations purchased	$6,378	$11,047	$-	$8,907	$144
Commercial business loans	$2,032	$2,305	$209	$1,748	$46

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days and Accruing
June 30, 2013
Residential real estate, including home equity	$2,801	$621	$2,082	$5,504	$153,667	$159,171	$4
Consumer loans	-	-	-	-	267	267	-
Commercial real estate, construction & land development, and other dwellings	729	2,512	2,467	5,708	177,611	183,319	-
Commercial participations purchased	109	-	4,322	4,431	11,699	16,130	-
Commercial business loans	466	-	1,298	1,764	59,819	61,583	-
Government loans	-	-	-	-	13,670	13,670	-
Total	$4,105	$3,133	$10,169	$17,407	$416,733	$434,140	$4

December 31, 2012
Residential real estate, including home equity	$4,172	$1,145	$1,448	$6,765	$147,862	$154,627	$-
Consumer loans	-	-	-	-	347	347	-
Commercial real estate, construction & land development, and other dwellings	4,044	390	1,993	6,427	169,342	175,769	229
Commercial participations purchased	5	-	5,442	5,447	22,593	28,040	-
Commercial business loans	689	116	1,525	2,330	66,999	69,329	-
Government loans	-	-	-	-	8,869	8,869	-
Total	$8,910	$1,651	$10,408	$20,969	$416,012	$436,981	$229

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	June 30, 2013	December 31, 2012
Residential real estate, including home equity	$2,850	$1,846
Consumer loans	-	10
Commercial real estate, construction & land development, and other dwellings	2,994	2,311
Commercial participations purchased	4,322	5,442
Commercial business loans	1,549	1,644
Government loans	-	-
Total	$11,715	$11,253

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	June 30,	December 31,
	2013	2012
Residential real estate	$264	$243
Commercial real estate and other dwelling	124	151
Construction and land development	27	31
Total	$415	$425

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

Note 7 - Earnings Per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per common share:
Net income as reported	$1,707	$1,620	$3,377	$2,974
Weighted average common shares outstanding	2,842,820	2,838,892	2,841,308	2,838,393
Basic earnings per common share	$0.60	$0.57	$1.19	$1.05
Diluted earnings per common share:
Net income as reported	$1,707	$1,620	$3,377	$2,974
Weighted average common shares outstanding	2,842,820	2,838,892	2,841,308	2,838,393
Add: Dilutive effect of assumed stock option exercises	-	-	-	-
Weighted average common and dilutive potential common shares outstanding	2,842,820	2,838,892	2,841,308	2,838,393
Diluted earnings per common share	$0.60	$0.57	$1.19	$1.05

Note 8 - Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock awards.

As required by the Compensation – Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the six months ended June 30, 2013, stock based compensation expense of $16 thousand was recorded, compared to $8 thousand for the six months ended June 30, 2012. It is anticipated that current outstanding vested and unvested options and awards will result in additional compensation expense of approximately $21 thousand in 2013 and $35 thousand in 2014.

There were no incentive stock options granted during the first six months of 2013 or 2012. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. A summary of option activity under the Bancorp’s incentive stock option plan for the six months ended June 30, 2013 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2013	25,950	$27.06
Granted	-	-
Exercised	-	-
Forfeited	(2,175)	29.83
Expired	(15,725)	$25.25
Outstanding at June 30, 2013	8,050	$29.86	0.9	-
Exercisable at June 30, 2013	8,050	$29.86	0.9	-

There were 6,800 shares of restricted stock granted during the first six months of 2013. No shares of restricted stock were granted during the first six months of 2012. These awards were issued with an award price equal to the market price of the Bancorp’s common stock on the award date and with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. During the first six months of 2013, 100 shares of restricted stock vested. At June 30, 2013, there were 10,100 shares of restricted stock outstanding.

Note 9 - Adoption of New Accounting Standards

Update Number 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The amendments did not change the Bancorp’s presentation of the Consolidated Statements of Comprehensive Income.

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

For the quarter ended June 30, 2013, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, bank call reports filed with the FDIC and thrift financial reports provided by the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment during the quarter ended June 30, 2013.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2012	$271
Additions not previously recognized	-
Ending balance, June 30, 2013	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of June 30, 2013:

(Dollars in thousands)
Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Book value	$1,257	$1,296	$1,303	$1,352
Fair value	$351	$303	$659	$403
Unrealized gains/(losses)	$(906)	$(993)	$(644)	$(949)
Lowest credit rating assigned	CC	C	BB	C
Number of performing banks	50	28	53	44
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	17	9	1	2
Number of issuers in deferral	13	5	12	10
Defaults & deferrals as a % of performing collateral	49.14%	33.47%	19.11%	32.67%
Subordination:
As a % of performing collateral	-2.91%	-10.74%	34.99%	14.10%
As a % of performing collateral - adjusted for projected future defaults	-10.19%	-19.33%	30.61%	9.48%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.20%	2.40%	2.10%	1.70%
Year 2 - issuer average	2.20%	2.40%	2.10%	1.70%
Year 3 - issuer average	2.20%	2.40%	2.10%	1.70%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At June 30, 2013, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At June 30, 2013, three of the trust preferred securities with a cost basis of $3.9 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2013. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2013 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$19,915	$-	$19,915	$-
Collateralized mortgage obligations and residential mortgage-backed securities	96,956	-	96,956	-
Municipal securities	66,204	-	66,204	-
Collateralized debt obligations	1,716	-	-	1,716
Total securities available-for-sale	$184,791	$-	$183,075	$1,716

		Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$23,096	$-	$23,096	$-
Collateralized mortgage obligations and residential mortgage-backed securities	99,914	-	99,914	-
Municipal securities	63,073	-	63,073	-
Collateralized debt obligations	1,392	-	-	1,392
Total securities available-for-sale	$187,475	$-	$186,083	$1,392

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Fair Value Measurements at June 30, 2013 Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Collateralized Debt Obligations
Beginning balance, December 31, 2012	$1,392
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	-
Included in other comprehensive income	324
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, June 30, 2013	$1,716

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2013 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$16,530	$-	$-	$16,530
Foreclosed real estate	415	-	-	415

		Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$17,879	$-	$-	$17,879
Foreclosed real estate	425	-	-	425

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The unpaid principal balance of impaired loans was $18.0 million and the related specific reserves totaled $1.5 million, resulting in a fair value of impaired loans totaling $16.5 million, at June 30, 2013. The unpaid principal balance of impaired loans was $19.9 million and the related specific reserves totaled $2.0 million, resulting in a fair value of impaired loans totaling $17.9 million, at December 31, 2012. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	June 30, 2013		Estimated Fair Value Measurements at June 30, 2013 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$42,766	$42,766	$42,766	$-	$-
Securities available-for-sale	184,791	184,791	-	183,075	1,716
Loans held-for-sale	522	528	528	-	-
Loans receivable, net	426,376	425,346	-	-	425,346
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,334	2,334	-	2,334	-

Financial liabilities:
Non-interest bearing deposits	72,182	72,182	72,182	-	-
Interest bearing deposits	500,546	500,573	339,582	160,991	-
Repurchase agreements	19,360	19,368	13,332	6,036	-
Borrowed funds	33,406	33,428	406	33,022	-
Accrued interest payable	45	45	-	45	-

	December 31, 2012		Estimated Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$33,751	$33,751	$33,751	$-	$-
Securities available-for-sale	187,475	187,475	-	186,083	1,392
Loans held-for-sale	323	332	332	-	-
Loans receivable, net	428,560	429,733	-	-	429,733
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,483	2,483	-	2,483	-

Financial liabilities:
Non-interest bearing deposits	75,228	75,228	75,228	-	-
Interest bearing deposits	491,181	491,295	319,520	171,775	-
Repurchase agreements	16,298	16,310	10,131	6,179	-
Borrowed funds	33,207	33,658	207	33,451	-
Accrued interest payable	52	52	-	52	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended June 30, 2013 and December 31, 2012:

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

At June 30, 2013, the Bancorp had total assets of $697.0 million, total loans of $434.1 million and total deposits of $572.7 million. Stockholders' equity totaled $65.6 million or 9.41% of total assets, with book value per share of $23.05. Net income for the quarter ended June 30, 2013, was $1.7 million, or $0.60 earnings per common share for both basic and diluted calculations. For the quarter ended June 30, 2013, the return on average assets (ROA) was 0.99%, while the return on average stockholders’ equity (ROE) was 9.65%. For the six months ended June 30, 2013, the Bancorp recorded net income of $3.4 million, or $1.19 earnings per basic and diluted share. For the six months ended June 30, 2013, the ROA was 0.98%, while the ROE was 9.58%.

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

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices. The CFPB recently published several final regulations impacting the mortgage industry, including rules related to ability-to-pay, mortgage servicing, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products, and other requirements. The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the FHA or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. The Bancorp’s management is continuing to assess the impact of these requirements on our mortgage lending business.

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

In addition to the CFPB’s authority over mortgage lending, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. Moreover, the Dodd-Frank Act requires public companies like the Bancorp to hold shareholder advisory “say-on-pay” votes on executive compensation at least once every three years and submit related proposals to a vote of shareholders. The Bancorp held its first such “say-on-pay” vote at its 2013 annual meeting of shareholders. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Bancorp in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is expected to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The Bancorp’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Bancorp. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, continues to be uncertain.

New Capital Rules. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bancorp and the Bank under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bancorp and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Bancorp) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.

Financial Condition

During the six months ended June 30, 2013, total assets increased by $5.2 million (0.7%), with interest-earning assets increasing by $5.7 million (0.9%). At June 30, 2013, interest-earning assets totaled $658.8 million compared to $653.1 million at December 31, 2012. Earning assets represented 94.5% of total assets at June 30, 2013, compared to 94.4% at December 31, 2012.

Loans receivable totaled $434.1 million at June 30, 2013, compared to $437.0 million at December 31, 2012. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy stresses quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp’s end-of-period loan balances were as follows:

	June 30,
	2013		December 31,
(Dollars in thousands)	(unaudited)		2012
	Balance	% Loans	Balance	% Loans

Construction & land development	$15,808	3.6%	$23,984	5.5%
1-4 first liens	139,582	32.2%	135,143	30.9%
Multifamily	32,696	7.5%	31,669	7.2%
Commercial real estate	150,945	34.8%	148,156	33.9%
Commercial business	61,583	14.2%	69,329	15.9%
1-4 Junior Liens	1,360	0.3%	1,587	0.4%
HELOC	15,465	3.6%	15,249	3.5%
Lot loans	2,764	0.6%	2,648	0.6%
Consumer	267	0.1%	347	0.1%
Government and other	13,670	3.1%	8,869	2.0%
Total loans	$434,140	100.0%	$436,981	100.0%

Adjustable rate loans / total loans	$240,816	55.5%	$250,162	57.2%

	June 30,
	2013	December 31,
	(unaudited)	2012

Total loans to total assets	62.3%	63.2%
Total loans to earning assets	65.9%	66.9%
Total loans to total deposits	75.8%	77.1%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. During the six months ended June 30, 2013, the Bancorp sold $9.5 million in newly originated fixed rate mortgage loans, compared to $9.4 million during the six months ended June 30, 2012. Net gains realized from the mortgage loan sales totaled $298 thousand for the six months ended June 30, 2013, compared to $347 thousand for the six months end June 30, 2012. Included in loan sales for the six months ended June 30, 2012, was the sale of $3.4 million of seasoned fixed rate mortgages, which resulted in a one-time gain of $183 thousand. At June 30, 2013, the Bancorp had $522 thousand in loans that were classified as held for sale, compared to $323 thousand at December 31, 2012.

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

Historically, the Bancorp has successfully originated commercial real estate loans within its primary lending area. However, beginning in the fourth quarter of 2005, in response to a decrease in local loan demand and in an effort to reduce the potential credit risk associated with geographic concentrations, a strategy was implemented to purchase commercial real estate participation loans outside of the Bancorp’s primary lending area. The strategy to purchase these commercial real estate participation loans was limited to 10% of the Bancorp’s loan portfolio. The Bancorp’s management discontinued the out of market strategy during the third quarter of 2007. As of June 30, 2013, the Bancorp’s commercial real estate participation loan portfolio carried an aggregate balance of $16.1 million, of which $7.3 million has been purchased within the Bancorp’s primary lending area and $8.8 million outside of the primary lending area. At June 30, 2013, one loan with a balance of $4.3 million, or 26.7%, of the Bancorp’s commercial real estate participation loans has been internally classified as substandard and has been placed on non-accrual status. This one substandard, commercial real estate participation loan placed on non-accrual status is located outside of the Bancorp’s primary lending area. The discussion in the paragraphs that follow regarding non-performing loans, internally classified loans and impaired loans includes loans from the Bancorp’s commercial real estate participation loan portfolio.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $11.7 million at June 30, 2013, compared to $11.5 million at December 31, 2012, an increase of $0.2 million or 1.7%. The ratio of non-performing loans to total loans was 2.70% at June 30, 2013, compared to 2.63% at December 31, 2012. The ratio of non-performing loans to total assets was 1.68% at June 30, 2013, compared to 1.66% at December 31, 2012. The increase in non-performing loans for the first six months of 2013 is primarily the result of the addition of eleven, residential real estate properties, while the sale of a commercial real estate loan that had been considered impaired and internally classified as substandard at December 31, 2012 helped to lower non-performing loans. At June 30, 2013, all non-performing loans are also accounted for on a non accrual basis, except for one loan totaling $4 thousand that was classified as accruing and 90 days past due. The current level of non-performing loans is concentrated in one previously reported out of market commercial real estate participation loan totaling $4.3 million. This non-performing commercial real estate participation loan is a hotel loan and is carried at its fair value based on the current fair value of the respective project’s collateral, less estimated selling costs. During July 2013, the previously mentioned $4.3 million participation loan was paid-off without a loss.

Loans, internally classified as substandard, totaled $19.0 million at June 30, 2013, compared to $19.7 million at December 31, 2012 a decrease of $761 thousand or 3.9%. The current level of substandard loans is concentrated in the previously mentioned non-performing commercial real estate participation loan and one accruing commercial real estate hotel loan in the amount of $4.8 million, which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2013 or December 31, 2012. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $10.7 million at June 30, 2013, compared to $17.7 million at December 31, 2012 a decrease of $7.0 million or 39.5%. The decrease in watch loans is related to the upgrades and balance reductions in $6.6 million of commercial real estate and commercial business loan balances.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At June 30, 2013, impaired loans totaled $18.0 million, compared to $19.9 million at December 31, 2012 a decrease of $1.9 million or 9.5%. The June 30, 2013, impaired loan balances consist of eighteen commercial real estate and commercial business loans totaling $16.8 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, eight mortgage loans totaling $1.2 million, which are troubled debt restructurings have also been classified as impaired. The June 30, 2013 ALL contained $1.5 million in specific allowances for collateral deficiencies, compared to $2.0 million at December 31, 2012. During the second quarter of 2013, two new mortgage loans with a balance of $416 thousand were added to the impaired loan listing. There were no other loans considered to be impaired loans as of June 30, 2013. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At June 30, 2013, the Bancorp classified fourteen loans totaling $14.8 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include two commercial real estate participation hotel loans in the amount of $5.2 million and one commercial real estate hotel loan in the amount of $4.8 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in the amount of $527 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; one development loan in the amount of $664 thousand for which credit underwriting concessions were granted; and eight mortgage loans totaling $1.2 million, for which maturity dates were materially extended. At June 30, 2013, $8.7 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At June 30, 2013, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the three months ended June 30, 2013, $95 thousand in provisions to the ALL were required, compared to $550 thousand for the three months ended June 30, 2012, a decrease of $455 thousand or 82.7%. For the six months ended June 30, 2013, $230 thousand in provisions to the ALL were required, compared to $1.1 million for the six months ended June 30, 2012, a decrease of $845 thousand or 78.6%. The ALL provision decrease for both the three and six month periods are primarily a result of improved asset quality. The current year ALL provisions were primarily related to the current credit risk in the commercial real estate loan portfolio and 2013 loan originations. For the six months ended June 30, 2013, charge-offs, net of recoveries, totaled $887 thousand, compared to $1.0 million for the six months ended June 30, 2012. The net loan charge-offs for 2013 were comprised of $435 thousand in commercial business loans, $333 thousand in commercial real estate loans, $116 thousand in residential real estate loans, and $3 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.79% at June 30, 2013, compared to 1.93% at December 31, 2012. The ALL to non-performing loans (coverage ratio) was 66.25% at June 30, 2013, compared to 73.34% at December 31, 2012. The June 30, 2013 balance in the ALL account of $7.8 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At June 30, 2013, foreclosed real estate totaled $415 thousand, which was comprised of nine properties, compared to $425 thousand and ten properties at December 31, 2012. During the six months ended June 30, 2013, loans totaling $95 thousand were transferred into foreclosed real estate, while net sales and market value adjustments of foreclosed real estate totaled $105 thousand. Net losses from sales totaled $1 thousand for the six months ended June 30, 2013. At the end of June 2013 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $184.8 million at June 30, 2013, compared to $187.5 million at December 31, 2012, a decrease of $2.7 million (1.4%). The decrease in securities is a result of market value adjustments for unrealized losses due to interest rate increases. At June 30, 2013, the securities portfolio represented 28.0% of interest-earning assets and 26.5% of total assets compared to 28.7% of interest-earning assets and 27.1% of total assets at December 31, 2012. The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30,
	2013		December 31,
(Dollars in thousands)	(unaudited)		2012
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$19,915	10.8%	$23,096	12.3%
Collateralized Mortgage Obligations and residential mortgage-backed securities	96,956	52.5%	99,914	53.3%
Municipal securities	66,204	35.8%	63,073	33.6%
Collateralized debt obligations	1,716	0.9%	1,392	0.8%
Total securities	$184,791	100.0%	$187,475	100.0%

	June 30,
	2013	December 31,	YTD
(Dollars in thousands)	(unaudited)	2012	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$35,314	$19,832	$15,482	78.1%
Fed funds sold	987	5,407	(4,420)	-81.7%
Federal Home Loan Bank stock	3,086	3,086	-	0.0%

The increase in interest bearing balances in financial institutions is a result of deposit growth at the end of the quarter that could be temporary in nature. The decrease in fed funds sold was the result of continued investment in the securities portfolio.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	June 30,
	2013	December 31,	YTD
(Dollars in thousands)	(unaudited)	2012	Change
	Balance	Balance	$	%

Checking	$184,551	$193,067	$(8,516)	-4.4%
Savings	82,717	77,650	5,067	6.5%
Money market	144,497	124,031	20,466	16.5%
Certificates of deposit	160,963	171,661	(10,698)	-6.2%
Total deposits	$572,728	$566,409	$6,319	1.1%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	June 30,
	2013	December 31,	YTD
(Dollars in thousands)	(unaudited)	2012	Change
	Balance	Balance	$	%

Repurchase agreements	$19,360	$16,298	$3,062	18.8%
Borrowed funds	33,406	33,207	199	0.6%
Total borrowed funds	$52,766	$49,505	$3,261	6.6%

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

During the six months ended June 30, 2013, cash and cash equivalents increased by $9.0 million compared to a $7.0 million decrease for the six months ended June 30, 2012. The primary sources of cash were proceeds from maturities, pay downs, and calls of available-for-sale securities and proceeds from FHLB advances. The primary uses of cash were the purchase of securities, repayment of FHLB advances, loan originations, stock repurchases, and the payment of common stock dividends. Cash provided by operating activities totaled $2.8 million for the six months ended June 30, 2013, compared to cash provided of $3.2 million for the six month period ended June 30, 2012. The decrease in cash from operating activities was primarily a result of timing differences of customer ACH deposit activity. Cash outflows from investing activities totaled $2.3 million for the current period, compared to cash outflows of $37.0 million for the six months ended June 30, 2012. The decreased cash outflows for the current six months were primarily related to decreased loan originations. Net cash inflows from financing activities totaled $8.5 million during the current period compared to net cash inflows of $26.9 million for the six months ended June 30, 2012. The decrease in net cash inflows from financing activities was a result of deposit outflows, reduced borrowed fund inflows, and higher dividend payments. On a cash basis, the Bancorp paid dividends on common stock of $1.1 million for the six months ended June 30, 2013, compared to $850 thousand for the six months ended June 30, 2012.

At June 30, 2013, outstanding commitments to fund loans totaled $78.2 million. Approximately 48.3% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $8.5 million at June 30, 2013. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2013, stockholders' equity decreased by $2.1 million (3.1%). During the six months ended June 30, 2013, stockholders’ equity was primarily increased by net income of $3.4 million. Decreasing stockholders’ equity was the declaration of $1.2 million in cash dividends and the net change in the valuation of the available-for-sale securities of $4.3 million. On April 18, 2000 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase program does not expire and is only limited by the number of shares that can be purchased. As of June 30, 2013, the Bancorp has repurchased 38,850 shares of its outstanding common stock under the program at an average price per share of $22.55.

The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the FRB), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. These regulations divide capital into two tiers. The first tier (Tier 1) includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Supplementary (Tier 2) capital includes, among other things, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the FRB and FDIC regulations provide for a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other financial institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least one to two percent. See “Recent Developments - New Capital Rules” for a description of the new capital ratios that will be phased-in beginning in 2015.

The following table shows that, at June 30, 2013, and December 31, 2012, the Bancorp’s capital exceeded all regulatory capital requirements. During the six months ended June 30, 2013, the Bancorp’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $28.1 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both June 30, 2013 and December 31, 2012. The dollar amounts are in millions.

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$72.0	15.3%	$37.7	8.0%	$47.1	10.0%
Tier 1 capital to risk-weighted assets	$66.1	14.0%	$18.8	4.0%	$28.3	6.0%
Tier 1 capital to adjusted average assets	$66.1	9.6%	$20.6	3.0%	$34.3	5.0%

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$70.1	14.6%	$38.3	8.0%	$47.9	10.0%
Tier 1 capital to risk-weighted assets	$64.1	13.4%	$19.1	4.0%	$28.7	6.0%
Tier 1 capital to adjusted average assets	$64.1	9.4%	$20.5	3.0%	$34.2	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years, the Bank may be required to obtain approval from the Indiana Department of Financial Institutions (DFI). For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2013, without the need for qualifying for an exemption or prior DFI approval is $8.7 million plus 2013 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On June 28, 2013, the Board of Directors of the Bancorp declared a second quarter dividend of $0.22 per share. The Bancorp’s second quarter dividend was paid to shareholders on July 8, 2013.

Results of Operations - Comparison of the Quarter Ended June 30, 2013 to the Quarter Ended June 30, 2012

For the quarter ended June 30, 2013, the Bancorp reported net income of $1.7 million, compared to net income of $1.6 million for the quarter ended June 30, 2012, an increase of $87 thousand (5.4%). For the current quarter the ROA was 0.99%, compared to 0.97% for the quarter ended June 30, 2012. The ROE was 9.65% for the quarter ended June 30, 2013, compared to 9.91% for the quarter ended June 30, 2012.

Net interest income for the three months ended June 30, 2013 was $5.8 million, a decrease of $170 thousand (2.9%), compared to $5.9 million for the quarter ended June 30, 2012. During the current quarter, the Bancorp’s cost of funds continues to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment, however, the Bancorp’s yield on interest earning assets is being negatively impacted by lower long-term interest rates. The weighted-average yield on interest-earning assets was 3.84% for the three months ended June 30, 2013, compared to 4.17% for the three months ended June 30, 2012. The weighted-average cost of funds for the quarter ended June 30, 2013, was 0.29%, compared to 0.41% for the quarter ended June 30, 2012. The impact of the 3.84% return on interest earning assets and the 0.29% cost of funds resulted in an interest rate spread of 3.55% for the current quarter, compared to 3.76% for the quarter ended June 30, 2012. During the current quarter, total interest income decreased by $347 thousand (5.3%) while total interest expense decreased by $177 thousand (28.8%). The net interest margin was 3.57% for the three months ended June 30, 2013, compared to 3.78% for the quarter ended June 30, 2012. On a tax equivalent basis, the Bancorp’s net interest margin was 3.76% for the three months ended June 30, 2013, compared to 3.97% for the quarter ended June 30, 2012. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended June 30, 2013, interest income from loans decreased by $206 thousand (4.0%), compared to the three months ended June 30, 2012. The change was due to a decrease in loan portfolio weighted-average yields. The weighted-average yield on loans outstanding was 4.48% for the current quarter, compared to 4.92% for the three months ended June 30, 2012. Loan balances averaged $442.1 million for the current quarter, an increase of $22.6 million (5.4%) from $419.5 million for the three months ended June 30, 2012. During the three months ended June 30, 2013, interest income on securities and other interest bearing balances decreased by $141 thousand (10.1%), compared to the quarter ended June 30, 2012. The change was due to a decrease in the weighted-average yield and average balances of the securities portfolio. The weighted-average yield on securities and other interest bearing balances was 2.44%, for the current quarter, compared to 2.66% for the three months ended June 30, 2012. Securities balances averaged $191.4 million for the current quarter, down $1.2 million (0.6%) from $192.6 million for the three months ended June 30, 2012. Other interest bearing balances averaged $13.4 million for the current period, down $3.4 million (20.2%) from $16.8 million for the three months ended June 30, 2012. The decrease in other interest bearing balances is a result of growth in the loan portfolio.

Interest expense on deposits decreased by $127 thousand (31.0%) during the current quarter compared to the three months ended June 30, 2012. The change was due to a decrease in the weighted-average rate paid on deposits, which was the result of a change in the deposit mix as well as lower rates paid. The weighted-average rate paid on deposits for the three months ended June 30, 2013 was 0.20%, compared to 0.31%, for the quarter ended June 30, 2012. Total deposit balances averaged $556.2 million for the current quarter, an increase of $19.1 million (3.6%) from $537.1 million for the quarter ended June 30, 2012. Interest expense on borrowed funds decreased by $50 thousand (24.5%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted-average cost compared to the three months ended June 30, 2012. The weighted-average cost of borrowed funds was 1.14% for the current quarter, compared to 1.33% for the three months ended June 30, 2012. Borrowed funds averaged $53.6 million during the quarter ended June 30, 2013, a decrease of $7.6 million (12.4%) from $61.2 million for the quarter ended June 30, 2012.

Noninterest income for the quarter ended June 30, 2013 was $1.5 million, an increase of $61 thousand (4.3%) from $1.4 million for the quarter ended June 30, 2012. During the current quarter, fees and service charges totaled $625 thousand, an increase of $15 thousand (2.5%) from $610 thousand for the quarter ended June 30, 2012. Fees from Wealth Management operations totaled $330 thousand for the quarter ended June 30, 2013, an increase of $16 thousand (5.1%) from $314 thousand for the quarter ended June 30, 2012. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $316 thousand for the current quarter, an increase of $65 thousand (25.9%) from $251 thousand for the quarter ended June 30, 2012. Current market conditions continued to provide some opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $139 thousand for the current quarter, a decrease of $133 thousand (48.9%), compared to $272 thousand for the quarter ended June 30, 2012. The decrease in gains from the sale of loans is the result of a sale of seasoned fixed rate mortgages with high prepayment speeds, which resulted in a one-time gain of $183 thousand for the quarter ended June 30, 2012. Income from an increase in the cash value of bank owned life insurance totaled $88 thousand for the quarter ended June 30, 2013, a decrease of $9 thousand (9.3%) from $97 thousand the quarter ended June 30, 2012. Loss on foreclosed real estate totaled $18 thousand for the quarter ended June 30, 2013, a decrease of $102 thousand (85.0%) from losses of $120 thousand for the quarter ended June 30, 2012. Other noninterest income totaled $4 thousand for the quarter, a decrease of $1 thousand (20.0%) compared to $5 thousand for the quarter ended June 30, 2012.

Noninterest expense for the quarter ended June 30, 2013 was $4.8 million, an increase of $123 thousand (2.6%) from $4.7 million for the three months ended June 30, 2012. During the current quarter, compensation and benefits totaled $2.6 million, an increase of $121 thousand (4.8%) from $2.5 million for the quarter ended June 30, 2012. The increase is the result of ordinary course annual compensation increases. Occupancy and equipment totaled $741 thousand for the current quarter, a decrease of $22 thousand (2.9%), compared to $763 thousand for the quarter ended June 30, 2012. The decrease in occupancy and equipment expense is the result of lower required depreciation expense and building expenses during the second quarter. Data processing expense totaled $232 thousand for the three months ended June 30, 2013, a decrease of $45 thousand (16.2%) from $277 thousand for the three months ended June 30, 2012. Data processing expense has decreased as a result of contract renegotiations. Marketing expense related to banking products totaled $159 thousand for the current quarter, an increase of $76 thousand (91.6%) from $83 thousand for the three months ended June 30, 2012. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $131 thousand for the three months ended June 30, 2013, a decrease of $16 thousand (10.9%) from $147 thousand for the quarter ended June 30, 2012. The decrease was the result of lower FDIC assessment rates. Other expenses related to banking operations totaled $937 thousand for the quarter ended June 30, 2013, a decrease of $9 thousand (1.0%) from $928 thousand for the quarter ended June 30, 2012. The Bancorp’s efficiency ratio was 66.6% for the quarter ended June 30, 2013, compared to 63.9% for the three months ended June 30, 2012. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the increase can be attributed to lower net interest income and higher noninterest expense.

Income tax expenses for the three months ended June 30, 2013 totaled $624 thousand, compared to income tax expense of $488 thousand for the three months ended June 30, 2012, an increase of $136 thousand (27.9%). The combined effective federal and state tax rates for the Bancorp was 26.8% for the three months ended June 30, 2013, compared to 23.1% for the three months ended June 30, 2012. The Bancorp’s higher current quarter effective tax rate is a result of lower tax preferred income, as well as an adjustment to the Bancorp’s state deferred tax asset for a reduction in tax rates.

Results of Operations - Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

For the six months ended June 30, 2013, the Bancorp reported net income of $3.4 million, compared to net income of $3.0 million for the six months ended June 30, 2012, an increase of $403 thousand (13.6%). For the current six months the ROA was 0.98%, compared to 0.90% for the six months ended June 30, 2012. The ROE was 9.58% for the six months ended June 30, 2013, compared to 9.16% for the six months ended June 30, 2012.

Net interest income for the six months ended June 30, 2013 was $11.6 million, a decrease of $223 thousand (1.9%), compared to $11.8 million for the six months ended June 30, 2012. During the current six months, the Bancorp’s cost of funds continues to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment, however, the Bancorp’s yield on interest earning assets is being negatively impacted by lower long-term interest rates. The weighted-average yield on interest-earning assets was 3.85% for the six months ended June 30, 2013, compared to 4.20% for the six months ended June 30, 2012. The weighted-average cost of funds for the six months ended June 30, 2013, was 0.29%, compared to 0.43% for the six months ended June 30, 2012. The impact of the 3.85% return on interest earning assets and the 0.29% cost of funds resulted in an interest rate spread of 3.56% for the current six months, compared to 3.78% for the six months ended June 30, 2012. During the current six months, total interest income decreased by $583 thousand (4.5%) while total interest expense decreased by $360 thousand (28.6%). The net interest margin was 3.57% for the six months ended June 30, 2013, compared to 3.80% for the six months ended June 30, 2012. On a tax equivalent basis, the Bancorp’s net interest margin was 3.77% for the six months ended June 30, 2013, compared to 3.99% for the six months ended June 30, 2012. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the six months ended June 30, 2013, interest income from loans decreased by $309 thousand (3.0%), compared to the six months ended June 30, 2012. The change was primarily due to a decrease in the weighted-average yield of the loan portfolio. The weighted-average yield on loans outstanding was 4.49% for the current six months, compared to 4.95% for the six months ended June 30, 2012. Loan balances averaged $443.2 million for the current six months, an increase of $28.2 million (6.8%) from $415.0 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, interest income on securities and other interest bearing balances decreased by $274 thousand (9.8%), compared to the six months ended June 30, 2012. The decrease was due to a decrease in the weighted-average yield. The weighted-average yield on securities and other interest bearing balances was 2.46%, for the current six months, compared to 2.70% for the six months ended June 30, 2012. Securities balances averaged $191.4 million for the current six months, up $2.2 million (1.2%) from $189.2 million for the six months ended June 30, 2012. The increase in security average balances is a result of ongoing, consistent investment growth. Other interest bearing balances averaged $12.9 million for the current period, down $3.8 million (22.8%) from $16.7 million for the six months ended June 30, 2012.

Interest expense on deposits decreased by $268 thousand (31.4%) during the current six months compared to the six months ended June 30, 2012. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the six months ended June 30, 2013 was 0.21%, compared to 0.32%, for the six months ended June 30, 2012. Total deposit balances averaged $558.4 million for the current six months, up $27.6 million (5.2%) from $530.8 million for the six months ended June 30, 2012. Interest expense on borrowed funds decreased by $92 thousand (22.7%) during the current six months due to decreased average daily balances and a lower weighted average cost, as compared to the six months ended June 30, 2012. The weighted-average cost of borrowed funds was 1.20% for the current six months, compared to 1.36% for the six months ended June 30, 2012. Borrowed funds averaged $52.1 million during the six months ended June 30, 2013, a decrease of $7.6 million (12.4%) from $59.4 million for the six months ended June 30, 2012.

Noninterest income for the six months ended June 30, 2013 was $2.8 million, a decrease of $173 thousand (5.7%) from $3.0 million for the six months ended June 30, 2012. During the current six months, fees and service charges totaled $1.22 million, an decrease of $32 thousand (2.6%) from $1.25 million for the six months ended June 30, 2012. Fees from Wealth Management operations totaled $697 thousand for the six months ended June 30, 2013, an increase of $51 thousand (7.9%) from $646 thousand for the six months ended June 30, 2012. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $444 thousand for the current six months, a decrease of $173 thousand (28.0%) from $617 thousand for the six months ended June 30, 2012. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $298 thousand for the current six months, a decrease of $49 thousand (14.1%), compared to $347 thousand for the six months ended June 30, 2012. The decrease in gains from the sale of loans is the result of a sale of seasoned fixed rate mortgages with high prepayment speeds, which resulted in a one-time gain of $183 thousand for the six months ended June 30, 2012. Income from an increase in the cash value of bank owned life insurance totaled $175 thousand for the six months ended June 30, 2013, a decrease of $19 thousand (9.8%), compared to $194 thousand for the six months ended June 30, 2012. Losses on foreclosed real estate totaled $1 thousand for the six months ended June 30, 2013, a decrease of $83 thousand (98.8%) from $84 thousand in loss for the six months ended June 30, 2012. The Bancorp recognized no other-than-temporary impairment during the first six months of 2013. Other noninterest income totaled $18 thousand for the six months ended June 30, 2013 and $58 thousand for the six months ended June 30, 2012.

Noninterest expense for the six months ended June 30, 2013 was $9.6 million, an increase of $304 thousand (3.1%) from $9.9 million for the six months ended June 30, 2012. During the current six months, compensation and benefits totaled $5.3 million, an increase of $138 thousand (2.7%) from $5.1 million for the six months ended June 30, 2012. The increase is the result of ordinary course annual compensation increases. Occupancy and equipment totaled $1.5 million for the current six months, a decrease of $59 thousand (3.7%), compared to $1.6 million for the six months ended June 30, 2012. The decrease in occupancy and equipment expense is the result of lower required building expenses during the current six months. Data processing expense totaled $472 thousand for the six months ended June 30, 2013, a decrease of $76 thousand (13.9%) from $548 thousand for the six months ended June 30, 2012. Data processing expense has decreased as a result of contract renegotiations. Marketing expense related to banking products totaled $267 thousand for the current six months, an increase of $109 thousand (69.0%) from $158 thousand for the six months ended June 30, 2012. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $253 thousand for the six months ended June 30, 2013, a decrease of $38 thousand (13.1%) from $291 thousand for the six months ended June 30, 2012. The decrease was the result of lower FDIC assessment rates. Other expenses related to banking operations totaled $1.8 million for the six months ended June 30, 2013, a decrease of $378 thousand (17.1%) from $2.2 million for the six months ended June 30, 2012. The decrease to other expense was primarily the result of one time litigation costs that settled in March 2012. The Bancorp’s efficiency ratio was 66.7% for the six months ended June 30, 2013, compared to 67.0% for the six months ended June 30, 2012. The improved efficiency ratio is the result of controlling noninterest expense.

Income tax expenses for the six months ended June 30, 2013 totaled $1.2 million, compared to income tax expense of $838 thousand for the six months ended June 30, 2012, an increase of $350 thousand (41.8%). The combined effective federal and state tax rates for the Bancorp was 26.0% for the six months ended June 30, 2013, compared to 22.0% for the six months ended June 30, 2012. The Bancorp’s higher current year effective tax rate is a result of higher earnings and lower tax preferred income, as well as an adjustment to the Bancorp’s state deferred tax asset for a reduction in tax rates.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2013, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There are no matters reportable under this item.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2000 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase program does not expire and is only limited by the number of shares that can be purchased. As of June 30, 2013, the Bancorp has repurchased 38,850 shares of its outstanding common stock under the program at an average price per share of $22.55. No shares were repurchased during the quarter ended June 30, 2013. Information on the shares repurchased under the program during the six months ended June 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2013 – January 31, 2013	2,833	$20.05	38,850	11,150
February 1, 2013 – February 28, 2013	-	N/A	38,850	11,150
March 1, 2013 – March 31, 2013	-	N/A	38,850	11,150
April 1, 2013 – March 30, 2013	-	N/A	38,850	11,150
May 1, 2013 – May 31, 2013	-	N/A	38,850	11,150
June 1, 2013 – June 30, 2013	-	N/A	38,850	11,150
	2,833	$20.05	38,850	11,150

(1)	The stock repurchase plan was announced on April 18, 2000, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no expiration date for this plan.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended June 30, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: July 22, 2013	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board, Chief Executive
Officer and President

Date: July 22, 2013	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

