Form 10-Q
period 2013-09-30
NORTHWEST INDIANA BANCORP
filed 2013-10-21
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____to ______

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

There were 2,840,757 shares of the registrant’s Common Stock, without par value, outstanding at September 30, 2013.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, September 30, 2013 and December 31, 2012	1

	Consolidated Statements of Income, Three and Nine Months Ended September 30, 2013 and 2012	2

	Consolidated Statements of Comprehensive Income, Three and Nine Months Ended September 30, 2013 and 2012	3

	Consolidated Statements of Changes in Stockholders' Equity, Three and Nine Months Ended September 30, 2013 and 2012	3

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2013 and 2012	4

	Notes to Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29-30

PART II. Other Information		31

SIGNATURES		32

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	September 30,
	2013	December 31,
(Dollars in thousands)	(unaudited)	2012

ASSETS

Cash and non-interest bearing balances in financial institutions	$7,711	$8,512
Interest bearing balances in financial institutions	21,082	19,832
Federal funds sold	10,312	5,407
Total cash and cash equivalents	39,105	33,751

Securities available-for-sale	186,307	187,475
Loans held-for-sale	170	323
Loans receivable	428,806	436,981
Less: allowance for loan losses	(7,612)	(8,421)
Net loans receivable	421,194	428,560
Federal Home Loan Bank stock	3,086	3,086
Accrued interest receivable	2,359	2,483
Premises and equipment	17,217	17,678
Foreclosed real estate	1,657	425
Cash value of bank owned life insurance	16,285	12,516
Prepaid FDIC insurance premium	-	991
Other assets	6,057	4,557

Total assets	$693,437	$691,845

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$78,669	$75,228
Interest bearing	488,761	491,181
Total	567,430	566,409
Repurchase agreements	20,543	16,298
Borrowed funds	31,309	33,207
Accrued expenses and other liabilities	6,940	8,280

Total liabilities	626,222	624,194

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: September 30, 2013 - 2,897,202	361	361
December 31, 2012 - 2,888,902
shares outstanding: September 30, 2013 - 2,840,757
December 31, 2012 - 2,839,137
Additional paid in capital.	5,216	5,189
Accumulated other comprehensive (loss)/income	(1,937)	2,339
Retained earnings	64,780	60,817
Treasury stock, common shares at cost: September 30, 2013 - 56,445
December 31, 2012 - 49,765	(1,205)	(1,055)

Total stockholders' equity	67,215	67,651

Total liabilities and stockholders' equity	$693,437	$691,845

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans receivable
Real estate loans	$5,370	$4,353	$13,771	$12,879
Commercial loans	767	883	2,316	2,608
Consumer loans	4	7	15	25
Total loan interest	6,141	5,243	16,102	15,512

Securities	1,355	1,347	3,851	4,119
Other interest earning assets	20	1	33	13
	1,375	1,348	3,884	4,132

Total interest income	7,516	6,591	19,986	19,644

Interest expense:
Deposits	282	385	868	1,238
Repurchase agreements	17	20	51	61
Borrowed funds	120	170	399	534

Total interest expense	419	575	1,318	1,833

Net interest income	7,097	6,016	18,668	17,811
Provision for loan losses	150	550	380	1,625

Net interest income after provision for loan losses	6,947	5,466	18,288	16,186

Noninterest income:
Fees and service charges	681	667	1,897	1,915
Wealth management operations	356	305	1,053	951
Gain on sale of securities, net	96	118	540	735
Gain on sale of loans held-for-sale, net	42	319	340	665
Benefit from bank owned life insurance	-	587	-	587
Increase in cash value of bank owned life insurance	94	96	269	290
Gain on foreclosed real estate, net	18	254	17	170
Other-than-temporary credit impairment of debt securities	-	-	-	(6)
Noncredit portion of other-than-temporary impairment of debt securities recognized in other comprehensive income	-	-	-	-
Other	1	20	19	79

Total noninterest income	1,288	2,366	4,135	5,386

Noninterest expense:
Compensation and benefits	2,628	2,675	7,898	7,807
Occupancy and equipment	809	773	2,332	2,355
Data processing	282	285	754	833
Marketing	116	75	383	234
Federal deposit insurance premiums	126	143	379	434
Other	1,074	1,000	2,912	3,215

Total noninterest expense	5,035	4,951	14,658	14,878

Income before income tax expenses	3,200	2,881	7,765	6,694
Income tax expenses	823	625	2,011	1,464

Net income	$2,377	$2,256	$5,754	$5,230

Earnings per common share:
Basic	$0.84	$0.79	$2.02	$1.84
Diluted	$0.84	$0.79	$2.02	$1.84

Dividends declared per common share	$0.22	$0.19	$0.63	$0.53

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2013	2012	2013	2012

Net income	$2,377	$2,256	$5,754	$5,230

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (losses)/gains arising during the period	99	1,216	(5,962)	1,650
Less: reclassification adjustment for gains included in net income	(96)	(118)	(540)	(735)
Net securities gain/(loss) during the period	3	1,098	(6,502)	915
Tax effect	1	(377)	2,230	(310)
Net of tax amount	4	721	(4,272)	605

Net change in unrecognized gain on postretirement benefit:
Amortization of net actuarial gain	(1)	(1)	(4)	(4)
Net loss during the period	(1)	(1)	(4)	(4)
Tax effect	-	-	-	-
Net of tax amount	(1)	(1)	(4)	(4)
Other comprehensive (loss)/gain, net of tax	3	720	(4,276)	601

Comprehensive income, net of tax	$2,380	$2,976	$1,478	$5,831

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2013	2012	2013	2012

Balance at beginning of period	$65,564	$64,921	$67,651	$62,960

Comprehensive income:
Net income	2,377	2,256	5,754	5,230
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	4	721	(4,272)	605
Amortization of unrecognized gain on postretirement benefit	(1)	(1)	(4)	(4)
Comprehensive income, net of tax	2,380	2,976	1,478	5,831

Stock based compensation expense	11	4	27	12
Sale of treasury stock	-	39	22	101
Stock repurchase	(115)	-	(172)	-
Cash dividends	(625)	(540)	(1,791)	(1,504)

Balance at end of period	$67,215	$67,400	$67,215	$67,400

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,754	$5,230
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(11,103)	(17,105)
Sale of loans originated for sale	11,516	17,262
Depreciation and amortization, net of accretion	1,593	1,763
Amortization of mortgage servicing rights	114	91
Stock based compensation expense	27	12
Gain on sale of securities, net	(540)	(735)
Other-than-temporary credit impairment of debt securities	-	6
Gain on sale of loans held-for-sale, net	(340)	(665)
Gain on foreclosed real estate, net	(17)	(170)
Benefit from bank owned life insurance	-	(587)
Provision for loan losses	380	1,625
Net change in:
Interest receivable	124	251
Other assets	1,557	614
Accrued expenses and other liabilities	(1,340)	(4,163)
Total adjustments	1,971	(1,801)
Net cash - operating activities	7,725	3,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	29,623	42,006
Proceeds from sales of securities available-for-sale	24,484	15,574
Purchases of securities available-for-sale	(59,426)	(61,951)
Proceeds from sale of loans receivable transferred to loans held-for-sale	-	3,591
Loan participations purchased	253	(9,393)
Net change in loans receivable	5,245	(27,315)
Proceeds from sales of foreclosed real estate	273	2,803
Purchase of premises and equipment, net	(569)	(486)
Purchase of bank owned life insurance	(3,500)	-
Increase in cash value of bank owned life insurance	(269)	(290)
Net cash - investing activities	(3,886)	(35,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	1,021	20,793
Proceeds from FHLB advances	11,000	2,000
Repayment of FHLB advances	(13,000)	(4,000)
Change in other borrowed funds	4,347	7,678
Proceeds from sale of treasury stock	22	101
Common stock repurchased	(172)	-
Dividends paid	(1,703)	(1,389)
Net cash - financing activities	1,515	25,183
Net change in cash and cash equivalents	5,354	(6,849)
Cash and cash equivalents at beginning of period	33,751	26,367
Cash and cash equivalents at end of period	$39,105	$19,518

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,333	$1,855
Income taxes	1,081	1,278
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$1,519	$1,366
Transfers from loans receivable to loans held-for-sale	-	3,428

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Inc, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2013 and December 31, 2012, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2013 and 2012, and consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. The income reported for the nine month period ended September 30, 2013 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Securities

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross	Estimated
(Dollars in thousands)	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2013
U.S. government sponsored entities	$20,497	$5	$(503)	$19,999
Collateralized mortgage obligations and residential mortgage-backed securities	91,165	1,642	(1,238)	91,569
Municipal securities	72,409	1,857	(1,529)	72,737
Collateralized debt obligations	5,208	-	(3,206)	2,002
Total securities available-for-sale	$189,279	$3,504	$(6,476)	$186,307

December 31, 2012
U.S. government sponsored entities	$23,009	$94	$(7)	$23,096
Collateralized mortgage obligations and residential mortgage-backed securities	96,782	3,147	(15)	99,914
Municipal securities	58,946	4,155	(28)	63,073
Collateralized debt obligations	5,208	-	(3,816)	1,392
Total securities available-for-sale	$183,945	$7,396	$(3,866)	$187,475

The fair value of available-for-sale debt securities and carrying amount, if different, at September 30, 2013 by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-sale
(Dollars in thousands)	Estimated
	Fair	Tax-Equivalent
September 30, 2013	Value	Yield (%)
Due in one year or less	$1,082	7.76
Due from one to five years	17,032	2.82
Due from five to ten years	30,707	4.57
Due over ten years	45,917	4.64
Collateralized mortgage obligations and residential mortgage-backed securities	91,569	2.83
Total	$186,307	3.59

Sales of available-for-sale securities were as follows for the nine months ended:

	September 30,	September 30,
(Dollars in thousands)	2013	2012

Proceeds	$24,484	$15,574
Gross gains	600	735
Gross losses	(60)	-

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)	Unrealized gain/(loss)
Beginning balance, December 31, 2012	$2,284
Current period change	(4,272)
Ending balance, September 30, 2013	$(1,988)

Securities with carrying values of approximately $30,948,000 and $32,935,000 were pledged as of September 30, 2013 and December 31, 2012, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at September 30, 2013 and December 31, 2012 not recognized in income are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2013
U.S. government sponsored entities	$17,494	$(503)	$-	$-	$17,494	$(503)
Collateralized mortgage obligations and residential mortgage-backed securities	38,528	(1,238)	-	-	38,528	(1,238)
Municipal securities	25,640	(1,529)	-	-	25,640	(1,529)
Collateralized debt obligations	-	-	2,002	(3,206)	2,002	(3,206)
Total temporarily impaired	$81,662	$(3,270)	$2,002	$(3,206)	$83,664	$(6,476)
Number of securities		104		4		108

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2012
U.S. government sponsored entities	$3,492	$(7)	$-	$-	$3,492	$(7)
Collateralized mortgage obligations and residential mortgage-backed securities	2,294	(15)	-	-	2,294	(15)
Municipal securities	3,330	(28)	-	-	3,330	(28)
Collateralized debt obligations	-	-	1,392	(3,816)	1,392	(3,816)
Total temporarily impaired	$9,116	$(50)	$1,392	$(3,816)	$10,508	$(3,866)
Number of securities		14		4		18

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

Note 4 - Loans Receivable

	(Dollars in thousands)
	September 30, 2013	December 31, 2012
Loans secured by real estate:
Construction and land development	$18,489	$23,984
Residential, including home equity	161,180	154,945
Commercial real estate and other dwelling	170,695	179,825
Total loans secured by real estate	350,364	358,754
Consumer loans	242	350
Commercial business	58,653	69,310
Government and other	19,919	8,869
Subtotal	429,178	437,283
Less:
Net deferred loan origination fees	(252)	(251)
Undisbursed loan funds	(120)	(51)
Loans receivable	$428,806	$436,981

			Commercial Real
			Estate,
			Construction &
	Residential Real		Land Development,	Commercial
	Estate, Including		and Other	Participations	Commercial	Government
(Dollars in thousands)	Home Equity	Consumer Loans	Dwellings	Purchased	Business Loans	Loans	Total

The Bancorp's activity in the allowance for loan losses is summarized below for the nine months ended September 30, 2013:

Allowance for loan losses:
Beginning Balance	$1,024	$19	$4,550	$1,608	$1,220	$-	$8,421
Charge-offs	(124)	(10)	(307)	(333)	(567)	-	(1,341)
Recoveries	1	5	-	137	9	-	152
Provisions	636	-	642	(1,251)	303	50	380
Ending Balance	$1,537	$14	$4,885	$161	$965	$50	$7,612

The Bancorp's activity in the allowance for loan losses is summarized below for the nine months ended September 30, 2012:

Allowance for loan losses:
Beginning Balance	$1,161	$15	$3,329	$2,399	$1,101	$-	$8,005
Charge-offs	(236)	(13)	(254)	(503)	(210)	-	(1,216)
Recoveries	3	4	13	108	31	-	159
Provisions	149	22	1,667	(359)	146	-	1,625
Ending Balance	$1,077	$28	$4,755	$1,645	$1,068	$-	$8,573

The Bancorp's allowance for loan losses impairment evaluation and financing receivables are summarized below at September 30, 2013:

Ending balance: individually evaluated for impairment	$17	$-	$1,669	$-	$36	$-	$1,722

Ending balance: collectively evaluated for impairment	$1,520	$14	$3,216	$161	$929	$50	$5,890

FINANCING RECEIVABLES
Ending balance	$160,907	$239	$183,203	$5,982	$58,556	$19,919	$428,806

Ending balance: individually evaluated for impairment	$896	$-	$8,505	$-	$928	$-	$10,329

Ending balance: collectively evaluated for impairment	$160,011	$239	$174,698	$5,982	$57,628	$19,919	$418,477

The Bancorp's allowance for loan losses impairment evaluation and financing receivables are summarized below at December 31, 2012:

Ending balance: individually evaluated for impairment	$9	$-	$1,783	$-	$209	$-	$2,001

Ending balance: collectively evaluated for impairment	$1,015	$19	$2,767	$1,608	$1,011	$-	$6,420

FINANCING RECEIVABLES
Ending balance	$154,627	$347	$175,769	$28,040	$69,329	$8,869	$436,981

Ending balance: individually evaluated for impairment	$692	$-	$10,778	$6,378	$2,032	$-	$19,880

Ending balance: collectively evaluated for impairment	$153,935	$347	$164,991	$21,662	$67,297	$8,869	$417,101

The Bancorp's credit quality indicators, are summarized below at September 30, 2013 and December 31, 2012:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction						Government
	& Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Loans
Loan Grades	2013	2012	2013	2012	2013	2012	2013	2012
2 Moderate risk	$-	$19	$-	$-	$5,147	$5,674	$-	$-
3 Acceptable risk	133,326	110,416	5,499	15,585	39,406	45,202	19,919	8,869
4 Pass/monitor	37,812	51,100	204	1,029	12,541	13,500	-	-
5 Special mention (watch)	3,459	3,630	279	5,984	600	3,300	-	-
6 Substandard	8,606	10,604	-	5,442	862	1,653	-	-
7 Doubtful	-	-	-	-	-	-	-	-
Total	$183,203	$175,769	$5,982	$28,040	$58,556	$69,329	$19,919	$8,869

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate,
	Including Home Equity		Consumer Loans
	2013	2012	2013	2012
Performing	$157,802	$152,838	$239	$337
Non-performing	3,105	1,789	-	10
Total	$160,907	$154,627	$239	$347

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

Performing loans are loans that are paying as agreed and are less than ninety days past due on payments of interest and principal.

The Bancorp's troubled debt restructurings for the nine month periods presented are summarized below:

(Dollars in thousands)
					Pre-	Post-
		Pre-Modification	Post-Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	September 30, 2013			September 30, 2012
Troubled debt restructurings during the period:
Residential real estate, including home equity	6	$792	$782	8	$741	$737
Consumer loans	-	-	-		-	-
Commercial real estate, construction & land development, and other dwellings	-	-	-	3	3,868	1,838
Commercial participations purchased	-	-	-	-	-	-
Commercial business loans	-	-	-	1	108	102
Government loans	-	-	-	-	-	-

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

The Bancorp's individually evaluated impaired loans are summarized below:

				For the nine months ended
	As of September 30, 2013			September 30, 2013
				Average	Interest
(Dollars in thousands)	Recorded	Unpaid Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	620	620	-	891	23
Commercial participations purchased	-	-	-	-	-
Commercial business loans	616	700	-	938	3
With an allowance recorded:
Residential real estate, including home equity	896	907	17	871	22
Commercial real estate, construction & land development, and other dwellings	7,885	7,885	1,669	9,360	217
Commercial participations purchased	-	-	-	-	-
Commercial business loans	312	580	36	559	7
Total:
Residential real estate, including home equity	$896	$907	$17	$871	$22
Commercial real estate, construction & land development, and other dwellings	$8,505	$8,505	$1,669	$10,251	$240
Commercial participations purchased	$-	$-	$-	$-	$-
Commercial business loans	$928	$1,280	$36	$1,497	$10

				For the nine months ended
	As of December 31, 2012			September 30, 2012
				Average	Interest
(Dollars in thousands)	Recorded	Unpaid Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity.	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	591	591	-	677	5
Commercial participations purchased	6,378	11,047	-	4,106	-
Commercial business loans	727	1,000	-	864	35
With an allowance recorded:
Residential real estate, including home equity.	692	692	9	930	13
Commercial real estate, construction & land development, and other dwellings	10,187	10,271	1,783	10,240	399
Commercial participations purchased	-	-	-	2,566	-
Commercial business loans	1,305	1,305	209	1,047	-
Total:
Residential real estate, including home equity.	$692	$692	$9	$930	$13
Commercial real estate, construction & land development, and other dwellings	$10,778	$10,862	$1,783	$10,917	$404
Commercial participations purchased	$6,378	$11,047	$-	$6,672	$-
Commercial business loans	$2,032	$2,305	$209	$1,911	$35

The Bancorp's age analysis of past due loans is summarized below:

		(Dollars in thousands)
							Recorded
							Investments
							Greater than
	30-59 Days Past	60-89 Days Past	Greater Than 90				90 Days and
	Due	Due	Days Past Due	Total Past Due	Current	Total Loans	Accruing
September 30, 2013
Residential real estate, including home equity	$4,002	$714	$1,885	$6,601	$154,306	$160,907	$182
Consumer loans	2	-	-	2	237	239	-
Commercial real estate, construction & land development, and other dwellings	1,135	2,459	809	4,403	178,800	183,203	-
Commercial participations purchased	-	-	-	-	5,982	5,982	-
Commercial business loans	20	139	839	998	57,558	58,556	-
Government loans	-	-	-	-	19,919	19,919	-
Total	$5,159	$3,312	$3,533	$12,004	$416,802	$428,806	$182

December 31, 2012
Residential real estate, including home equity	$4,172	$1,145	$1,448	$6,765	$147,862	$154,627	$-
Consumer loans	-	-	-	-	347	347	-
Commercial real estate, construction & land development, and other dwellings	4,044	390	1,993	6,427	169,342	175,769	229
Commercial participations purchased	5	-	5,442	5,447	22,593	28,040	-
Commercial business loans	689	116	1,525	2,330	66,999	69,329	-
Government loans	-	-	-	-	8,869	8,869	-
Total	$8,910	$1,651	$10,408	$20,969	$416,012	$436,981	$229

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2013	2012
Residential real estate, including home equity.	$2,922	$1,846
Consumer loans	-	10
Commercial real estate, construction & land development, and other dwellings	809	2,311
Commercial participations purchased	-	5,442
Commercial business loans	839	1,644
Government loans	-	-
Total	$4,570	$11,253

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2013	2012
Residential real estate	$136	$243
Commercial real estate and other dwelling	1,198	151
Construction and land development	323	31
Total	$1,657	$425

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

Note 7 - Earnings Per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per common share:
Net income as reported	$2,377	$2,256	$5,754	$5,230
Weighted average common shares outstanding	2,843,596	2,840,899	2,842,315	2,839,375
Basic earnings per common share	$0.84	$0.79	$2.02	$1.84
Diluted earnings per common share:
Net income as reported	$2,377	$2,256	$5,754	$5,230
Weighted average common shares outstanding	2,843,596	2,840,899	2,842,315	2,839,375
Add: Dilutive effect of assumed stock option exercises	-	-	-	-
Weighted average common and dilutive
potential common shares outstanding	2,843,596	2,840,899	2,842,315	2,839,375
Diluted earnings per common share	$0.84	$0.79	$2.02	$1.84

Note 8 - Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock awards.

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the nine months ended September 30, 2013, stock based compensation expense of $27 thousand was recorded, compared to $12 thousand for the nine months ended September 30, 2012. It is anticipated that current outstanding vested and unvested options and awards will result in additional compensation expense of approximately $12 thousand in 2013 and $42 thousand in 2014.

There were no incentive stock options granted during the first nine months of 2013 or 2012. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. A summary of incentive option activity under the Bancorp’s incentive stock option plan for the nine months ended September 30, 2013 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Incentive options	Shares	Price	Term	Value
Outstanding at January 1, 2013	25,950	$27.06
Granted	-	-
Exercised	-	-
Forfeited	(3,875)	29.90
Expired	(15,725)	$25.25
Outstanding at September 30, 2013	6,350	$29.82	0.8	-
Exercisable at September 30, 2013	6,350	$29.82	0.8	-

There were 8,450 shares of restricted stock granted during the first nine months of 2013. No shares of restricted stock were granted during the first nine months of 2012. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option plan for the nine months ended September 30, 2013 follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Restricted stock	Shares	Price	Fair Value	Value
Nonvested at January 1, 2013	3,400	$20.15	$20.15	$12,925
Granted	8,450	22.49	22.49	8,888
Vested	(600)	27.25	27.25	-
Forfeited	(150)	21.00	21.00	338
Nonvested at September 30, 2013	11,100	$21.54	$21.54	$21,475

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

For the quarter ended September 30, 2013, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, bank call reports filed with the FDIC and thrift financial reports provided by the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment during the quarter ended September 30, 2013.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2012	$271
Additions not previously recognized	-
Ending balance, September 30, 2013	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of September 30, 2013:

(Dollars in thousands)
Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Book value	$1,257	$1,296	$1,303	$1,352
Fair value	$430	$385	$721	$466
Unrealized gains/(losses)	$(827)	$(911)	$(582)	$(886)
Lowest credit rating assigned	CC	C	BB	CC
Number of performing banks	50	28	53	45
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	17	9	1	2
Number of issuers in deferral	13	5	12	9
Defaults & deferrals as a % of performing collateral	49.14%	33.47%	19.11%	30.51%
Subordination:
As a % of performing collateral	-2.52%	-9.86%	35.32%	16.11%
As a % of performing collateral - adjusted for projected future defaults	-10.47%	-18.00%	30.97%	9.02%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.40%	2.30%	2.10%	2.60%
Year 2 - issuer average	2.40%	2.30%	2.10%	2.60%
Year 3 - issuer average	2.40%	2.30%	2.10%	2.60%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At September 30, 2013, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At September 30, 2013, three of the trust preferred securities with a cost basis of $3.9 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2013. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2013 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$19,999	$-	$19,999	$-
Collateralized mortgage obligations and residential mortgage-backed securities	91,569	-	91,569	-
Municipal securities	72,737	-	72,737	-
Collateralized debt obligations	2,002	-	-	2,002
Total securities available-for-sale	$186,307	$-	$184,305	$2,002

		Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$23,096	$-	$23,096	$-
Collateralized mortgage obligations and residential mortgage-backed securities	99,914	-	99,914	-
Municipal securities	63,073	-	63,073	-
Collateralized debt obligations	1,392	-	-	1,392
Total securities available-for-sale	$187,475	$-	$186,083	$1,392

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Fair Value Measurements at September 30, 2013 Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Collateralized Debt Obligations
Beginning balance, December 31, 2012	$1,392
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	-
Included in other comprehensive income	610
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, September 30, 2013	$2,002

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2013 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,607	$-	$-	$8,607
Foreclosed real estate	1,657	-	-	1,657

		Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$17,879	$-	$-	$17,879
Foreclosed real estate	425	-	-	425

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The unpaid principal balance of impaired loans was $10.3 million and the related specific reserves totaled $1.7 million, resulting in a fair value of impaired loans totaling $8.6 million, at September 30, 2013. The unpaid principal balance of impaired loans was $19.9 million and the related specific reserves totaled $2.0 million, resulting in a fair value of impaired loans totaling $17.9 million, at December 31, 2012. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	September 30, 2013		Estimated Fair Value Measurements at September 30, 2013 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$39,105	$39,105	$39,105	$-	$-
Securities available-for-sale	186,307	186,307	-	184,305	2,002
Loans held-for-sale	170	173	173	-	-
Loans receivable, net	421,194	418,843	-	-	418,843
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,359	2,359	-	2,359	-

Financial liabilities:
Non-interest bearing deposits	78,669	78,669	78,669	-	-
Interest bearing deposits	488,761	488,838	330,506	158,332	-
Repurchase agreements	20,543	20,553	14,530	6,023	-
Borrowed funds	31,309	31,393	309	31,084	-
Accrued interest payable	37	37	-	37	-

	December 31, 2012		Estimated Fair Value Measurements at December 31, 2012 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$33,751	$33,751	$33,751	$-	$-
Securities available-for-sale	187,475	187,475	-	186,083	1,392
Loans held-for-sale	323	332	332	-	-
Loans receivable, net	428,560	429,733	-	-	429,733
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,483	2,483	-	2,483	-

Financial liabilities:
Non-interest bearing deposits	75,228	75,228	75,228	-	-
Interest bearing deposits	491,181	491,295	319,520	171,775	-
Repurchase agreements	16,298	16,310	10,131	6,179	-
Borrowed funds	33,207	33,658	207	33,451	-
Accrued interest payable	52	52	-	52	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended September 30, 2013 and December 31, 2012:

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

At September 30, 2013, the Bancorp had total assets of $693.4 million, total loans of $428.8 million and total deposits of $567.4 million. Stockholders' equity totaled $67.2 million or 9.69% of total assets, with book value per share of $23.66. Net income for the quarter ended September 30, 2013, was $2.4 million, or $0.84 earnings per common share for both basic and diluted calculations. For the quarter ended September 30, 2013, the return on average assets (ROA) was 1.37%, while the return on average stockholders’ equity (ROE) was 13.87%. For the nine months ended September 30, 2013, the Bancorp recorded net income of $5.8 million, or $2.02 earnings per basic and diluted share. For the nine months ended September 30, 2013, the ROA was 1.11%, while the ROE was 10.99%.

Recent Developments

The Current Economic Environment. We continue to operate in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Overall economic growth continues to be slow and national and regional unemployment rates remain at elevated levels. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, many businesses and financial institutions continue to be affected by the uncertain status of the federal budget and debt-ceiling negotiations and how this will affect the overall economy and real estate market. While we are continuing to take steps to decrease and limit our exposure to these issues, including problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Our loan portfolio includes residential mortgage loans, construction loans, and commercial real estate loans. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, the current level of low economic growth on a national scale, the occurrence of another national recession, a prolonged federal government shutdown or the occurrence of another shutdown in the future, or a deterioration in local economic conditions in our markets could drive loan losses beyond that which are provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies; problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Impact of Legislation. Over the last five years, Congress and the U.S. Department of the Treasury have enacted legislation and taken actions to address the disruptions in the financial system, declines in the housing market, and the overall regulation of financial institutions and the financial system. In this regard, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp. Among other things, the Dodd-Frank Act abolished the Office of Thrift Supervision effective July 21, 2011 and transferred its functions to the Office of the Comptroller of the Currency (“OCC”), FDIC, and Federal Reserve. The Dodd-Frank Act also relaxes rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changes the scope of federal deposit insurance coverage, imposes new capital requirements on bank and thrift holding companies, and imposes limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment).

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

The CFPB has indicated that mortgage lending is an area of supervisory focus and that it will concentrate its examination and rulemaking efforts on the variety of mortgage-related topics required under the Dodd-Frank Act, including steering consumers to less-favorable products, discrimination, abusive or unfair lending practices, predatory lending, origination disclosures, minimum mortgage underwriting standards, mortgage loan originator compensation, and servicing practices. The CFPB has published several final regulations impacting the mortgage industry, including rules related to ability-to-pay, mortgage servicing, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” The “qualified mortgages” standards include a tiered cap structure that places limits on the total amount of certain fees that can be charged on a loan, a 43% cap on debt-to-income (i.e., total monthly payments on debt to monthly gross income), exclusion of interest-only products, and other requirements. The 43% debt-to-income cap does not apply for the first seven years the rule is in effect for loans that are eligible for sale to Fannie Mae or Freddie Mac or eligible for government guarantee through the FHA or the Veterans Administration. Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. The Bancorp’s management is continuing to assess the impact of these requirements on our mortgage lending business.

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

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.

Financial Condition

During the nine months ended September 30, 2013, total assets increased by $1.6 million (0.2%), with interest-earning assets decreasing by $3.3 million (0.5%). At September 30, 2013, interest-earning assets totaled $649.8 million compared to $653.1 million at December 31, 2012. Earning assets represented 93.7% of total assets at September 30, 2013, compared to 94.4% at December 31, 2012.

Loans receivable totaled $428.8 million at September 30, 2013, compared to $437.0 million at December 31, 2012. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	September 30,
	2013		December 31,
(Dollars in thousands)	(unaudited)		2012
	Balance	% Loans	Balance	% Loans

Construction & land development	$18,489	4.3%	$23,984	5.5%
1-4 first liens	140,687	32.8%	135,143	30.9%
Multifamily	28,640	6.7%	31,669	7.2%
Commercial real estate	142,056	33.1%	148,156	33.9%
Commercial business	58,556	13.7%	69,329	15.9%
1-4 Junior Liens	1,230	0.3%	1,587	0.4%
HELOC	16,389	3.8%	15,249	3.5%
Lot loans	2,601	0.6%	2,648	0.6%
Consumer	239	0.1%	347	0.1%
Government and other	19,919	4.6%	8,869	2.0%
Total loans	$428,806	100.0%	$436,981	100.0%

Adjustable rate loans / total loans	$235,755	55.0%	$250,162	57.2%

	September 30,
	2013	December 31,
	(unaudited)	2012

Total loans to total assets	61.8%	63.2%
Total loans to earning assets	66.0%	66.9%
Total loans to total deposits	75.6%	77.1%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2013, the Bancorp sold $11.5 million in newly originated fixed rate mortgage loans, compared to $20.9 million during the nine months ended September 30, 2012. Net gains realized from the mortgage loan sales totaled $340 thousand for the nine months ended September 30, 2013, compared to $665 thousand for the nine months ended September 30, 2012. Included in loan sales for the nine months ended September 30, 2012, was the sale of $3.4 million of seasoned fixed rate mortgages, which resulted in a one-time gain of $183 thousand. At September 30, 2013, the Bancorp had $170 thousand in loans that were classified as held for sale, compared to $323 thousand at December 31, 2012.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $4.8 million at September 30, 2013, compared to $11.5 million at December 31, 2012, a decrease of $6.7 million or 58.6%. The ratio of non-performing loans to total loans was 1.11% at September 30, 2013, compared to 2.63% at December 31, 2012. The ratio of non-performing loans to total assets was 0.69% at September 30, 2013, compared to 1.66% at December 31, 2012. The decrease in non-performing loans for the first nine months of 2013 is primarily the result of the payoff of a $4.3 million out of market participation loan and the transfer of a $1.2 million development loan to foreclosed real estate. At September 30, 2013, all non-performing loans are also accounted for on a non accrual basis, except for one loan totaling $182 thousand that was classified as accruing and 90 days past due.

Loans internally classified as substandard totaled $12.5 million at September 30, 2013, compared to $19.7 million at December 31, 2012 a decrease of $7.2 million or 36.6%. The current level of substandard loans is concentrated in one accruing commercial real estate hotel loan in the amount of $4.8 million, which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2013 or December 31, 2012. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $8.7 million at September 30, 2013, compared to $17.7 million at December 31, 2012 a decrease of $9.0 million or 50.8%. The decrease in watch loans is related to the upgrades and balance reductions in $8.6 million of commercial real estate and commercial business loan balances.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At September 30, 2013, impaired loans totaled $10.3 million, compared to $19.9 million at December 31, 2012 a decrease of $9.6 million or 48.0%. The decrease in impaired loans for the first nine months of 2013 is primarily the result of the payoff of a $4.3 million out of market participation loan and the transfer of a $1.2 million development loan to foreclosed real estate. The September 30, 2013, impaired loan balances consist of twelve commercial real estate and commercial business loans totaling $9.4 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, seven mortgage loans totaling $896 thousand, which are troubled debt restructurings have also been classified as impaired. The September 30, 2013 ALL contained $1.7 million in specific allowances for collateral deficiencies, compared to $2.0 million at December 31, 2012. There were no other loans considered to be impaired loans as of September 30, 2013. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At September 30, 2013, the Bancorp classified eleven loans totaling $9.3 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings includes one commercial real estate hotel loan in the amount of $4.8 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in the amount of $537 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; one development loan in the amount of $707 thousand for which credit underwriting concessions were granted; and seven mortgage loans totaling $896 thousand, for which maturity dates were materially extended. At September 30, 2013, $8.0 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At September 30, 2013, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the three months ended September 30, 2013, $150 thousand in provisions to the ALL were required, compared to $550 thousand for the three months ended September 30, 2012, a decrease of $400 thousand or 72.7%. For the nine months ended September 30, 2013, $380 thousand in provisions to the ALL were required, compared to $1.6 million for the nine months ended September 30, 2012, a decrease of $1.2 million or 76.6%. The ALL provision decrease for both the three and nine month periods are primarily a result of improved asset quality. The current year ALL provisions were primarily related to the current credit risk in the commercial real estate loan portfolio and 2013 loan originations. For the nine months ended September 30, 2013, charge-offs, net of recoveries, totaled $1.2 million, compared to $1.1 million for the nine months ended September 30, 2012. The net loan charge-offs for 2013 were comprised of $558 thousand in commercial business loans, $503 thousand in commercial real estate loans, $123 thousand in residential real estate loans, and $5 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.78% at September 30, 2013, compared to 1.93% at December 31, 2012. The ALL to non-performing loans (coverage ratio) was 160.19% at September 30, 2013, compared to 73.34% at December 31, 2012. The September 30, 2013 balance in the ALL account of $7.6 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2013, foreclosed real estate totaled $1.7 million, which was comprised of nine properties, compared to $425 thousand and ten properties at December 31, 2012. One commercial real estate loan totaling $1.2 million was the primary cause for the increase. During the nine months ended September 30, 2013, loans totaling $1.5 million were transferred into foreclosed real estate, while net sales and market value adjustments of foreclosed real estate totaled $287 thousand. Net gains from sales totaled $17 thousand for the nine months ended September 30, 2013. At the end of September 2013 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $186.3 million at September 30, 2013, compared to $187.5 million at December 31, 2012, a decrease of $1.2 million (0.6%). The decrease in securities is a result of market value adjustments for unrealized losses due to interest rate increases. At September 30, 2013, the securities portfolio represented 28.7% of interest-earning assets and 26.9% of total assets compared to 28.7% of interest-earning assets and 27.1% of total assets at December 31, 2012. The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,
	2013		December 31,
(Dollars in thousands)	(unaudited)		2012
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$19,999	10.7%	$23,096	12.3%
Collateralized Mortgage Obligations and residential mortgage-backed securities	91,569	49.1%	99,914	53.3%
Municipal securities	72,737	39.0%	63,073	33.6%
Collateralized debt obligations	2,002	1.2%	1,392	0.8%
Total securities	$186,307	100.0%	$187,475	100.0%

	September 30,
	2013	December 31,	YTD
(Dollars in thousands)	(unaudited)	2012	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$21,082	$19,832	$1,250	6.3%
Fed funds sold	10,312	5,407	4,905	90.7%
Federal Home Loan Bank stock	3,086	3,086	-	0.0%

The increase in interest bearing balances in financial institutions is a result of deposit growth at the end of the quarter that could be temporary in nature. The increase in fed funds sold was the result of repositioning the investment portfolio.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,
	2013	December 31,	YTD
(Dollars in thousands)	(unaudited)	2012	Change
	Balance	Balance	$	%

Checking	$189,979	$193,067	$(3,088)	-1.6%
Savings	84,509	77,650	6,859	8.8%
Money market	134,687	124,031	10,656	8.6%
Certificates of deposit	158,255	171,661	(13,406)	-7.8%
Total deposits	$567,430	$566,409	$1,021	0.2%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,
	2013	December 31,	YTD
(Dollars in thousands)	(unaudited)	2012	Change
	Balance	Balance	$	%

Repurchase agreements	$20,543	$16,298	$4,245	26.0%
Borrowed funds	31,309	33,207	(1,898)	-5.7%
Total borrowed funds	$51,852	$49,505	$2,347	4.7%

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

During the nine months ended September 30, 2013, cash and cash equivalents increased by $5.4 million compared to a $6.8 million decrease for the nine months ended September 30, 2012. The primary sources of cash were proceeds from maturities, pay downs, calls, and sales of available-for-sale securities, proceeds from FHLB advances, and repayments of loan receivables. The primary uses of cash were the purchase of securities, loan originations, repayment of FHLB advances, stock repurchases, and the payment of common stock dividends. Cash provided by operating activities totaled $7.7 million for the nine months ended September 30, 2013, compared to cash provided of $3.4 million for the nine month period ended September 30, 2012. The increase in cash from operating activities was primarily a result of timing differences of customer ACH deposit activity. Cash outflows from investing activities totaled $3.9 million for the current period, compared to cash outflows of $35.5 million for the nine months ended September 30, 2012. The decreased cash outflows for the current nine months were primarily related to decreased loan originations and loan participations purchased. Net cash inflows from financing activities totaled $1.5 million during the current period compared to net cash inflows of $25.2 million for the nine months ended September 30, 2012. The decrease in net cash inflows from financing activities was a result of deposit outflows, reduced borrowed fund inflows, and higher dividend payments. On a cash basis, the Bancorp paid dividends on common stock of $1.7 million for the nine months ended September 30, 2013, compared to $1.4 million for the nine months ended September 30, 2012.

At September 30, 2013, outstanding commitments to fund loans totaled $72.7 million. Approximately 49.1% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $8.3 million at September 30, 2013. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2013, stockholders' equity decreased by $436 thousand (0.6%). During the nine months ended September 30, 2013, stockholders’ equity was primarily increased by net income of $5.8 million. Decreasing stockholders’ equity was the declaration of $1.8 million in cash dividends and the net change in the valuation of the available-for-sale securities of $4.3 million. On April 18, 2000 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase program does not expire and is only limited by the number of shares that can be purchased. During the third quarter ended September 30, 2013, the Bancorp repurchased 4,962 shares. As of September 30, 2013, the Bancorp has repurchased 43,812 shares of its outstanding common stock under the program at an average price per share of $22.64.

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

The following table shows that, at September 30, 2013, and December 31, 2012, the Bancorp’s capital exceeded all regulatory capital requirements. During the nine months ended September 30, 2013, the Bancorp’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $28.0 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both September 30, 2013 and December 31, 2012. The dollar amounts are in millions.

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$73.8	15.6%	$37.7	8.0%	$47.1	10.0%
Tier 1 capital to risk-weighted assets	$67.9	14.4%	$18.9	4.0%	$28.3	6.0%
Tier 1 capital to adjusted average assets	$67.9	9.8%	$20.9	3.0%	$34.8	5.0%

(Dollars in millions)			Required for		To be well
	Actual		adequate capital		capitalized
At December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$70.1	14.6%	$38.3	8.0%	$47.9	10.0%
Tier 1 capital to risk-weighted assets	$64.1	13.4%	$19.1	4.0%	$28.7	6.0%
Tier 1 capital to adjusted average assets	$64.1	9.4%	$20.5	3.0%	$34.2	5.0%

        The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years, the Bank may be required to obtain approval from the Indiana Department of Financial Institutions (DFI). For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2013, without the need for qualifying for an exemption or prior DFI approval is $8.7 million plus 2013 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On August 30, 2013, the Board of Directors of the Bancorp declared a third quarter dividend of $0.22 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 4, 2013.

Results of Operations - Comparison of the Quarter Ended September 30, 2013 to the Quarter Ended September 30, 2012

For the quarter ended September 30, 2013, the Bancorp reported net income of $2.4 million, compared to net income of $2.3 million for the quarter ended September 30, 2012, an increase of $121 thousand (5.4%). For the current quarter the ROA was 1.37%, compared to 1.34% for the quarter ended September 30, 2012. The ROE was 13.87% for the quarter ended September 30, 2013, compared to 13.42% for the quarter ended September 30, 2012.

Net interest income for the three months ended September 30, 2013 was $7.1 million, an increase of $1.1 million (18.0%), compared to $6.0 million for the quarter ended September 30, 2012. During the current quarter, the Bancorp received payment in full for a nonperforming loan along with $1.4 million of back interest. The weighted-average yield on interest-earning assets was 4.60% for the three months ended September 30, 2013, compared to 4.17% for the three months ended September 30, 2012. The weighted-average cost of funds for the quarter ended September 30, 2013, was 0.27%, compared to 0.38% for the quarter ended September 30, 2012. The impact of the 4.60% return on interest earning assets and the 0.27% cost of funds resulted in an interest rate spread of 4.33% for the current quarter, compared to 3.74% for the quarter ended September 30, 2012. During the current quarter, total interest income increased by $923 thousand (14.0%) while total interest expense decreased by $156 thousand (27.1%). The net interest margin was 4.34% for the three months ended September 30, 2013, compared to 3.81% for the quarter ended September 30, 2012. On a tax equivalent basis, the Bancorp’s net interest margin was 4.55% for the three months ended September 30, 2013, compared to 4.00% for the quarter ended September 30, 2012. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended September 30, 2013, interest income from loans increased by $898 thousand (17.1%), compared to the three months ended September 30, 2012. The increase was due to the receipt of $1.4 million of interest from a previously non-performing loan. The weighted-average yield on loans outstanding was 5.79% for the current quarter, compared to 4.91% for the three months ended September 30, 2012. Loan balances averaged $424.4 million for the current quarter, a decrease of $7.3 million (1.7%) from $431.7 million for the three months ended September 30, 2012. During the three months ended September 30, 2013, interest income on securities and other interest bearing balances increased by $27 thousand (2.0%), compared to the quarter ended September 30, 2012. The change was due to an increase in the average balances of the other interest bearing balances portfolio. The weighted-average yield on securities and other interest bearing balances was 2.40%, for the current quarter, compared to 2.69% for the three months ended September 30, 2012. Securities balances averaged $193.1 million for the current quarter, down $1.6 million (0.8%) from $194.7 million for the three months ended September 30, 2012. Other interest bearing balances averaged $36.0 million for the current period, up $30.3 million (531.6%) from $5.7 million for the three months ended September 30, 2012. The increase in other interest bearing balances is a result of growth in core deposits as customers seek liquidity during a historically low interest rate environment.

Interest expense on deposits decreased by $103 thousand (26.8%) during the current quarter compared to the three months ended September 30, 2012. The change was due to a decrease in the weighted-average rate paid on deposits, which was the result of a change in the deposit mix as well as lower rates paid. The weighted-average rate paid on deposits for the three months ended September 30, 2013 was 0.20%, compared to 0.28%, for the quarter ended September 30, 2012. Total deposit balances averaged $570.8 million for the current quarter, an increase of $29.7 million (5.5%) from $541.1 million for the quarter ended September 30, 2012. Interest expense on borrowed funds decreased by $53 thousand (27.9%) during the current quarter due to a decrease in average daily balances and a decrease in the weighted-average cost compared to the three months ended September 30, 2012. The weighted-average cost of borrowed funds was 1.11% for the current quarter, compared to 1.28% for the three months ended September 30, 2012. Borrowed funds averaged $49.8 million during the quarter ended September 30, 2013, a decrease of $9.4 million (15.9%) from $59.2 million for the quarter ended September 30, 2012.

Noninterest income for the quarter ended September 30, 2013 was $1.3 million, a decrease of $1.1 million (45.6%) from $2.4 million for the quarter ended September 30, 2012. During the current quarter, fees and service charges totaled $681 thousand, an increase of $14 thousand (2.1%) from $667 thousand for the quarter ended September 30, 2012. Fees from Wealth Management operations totaled $356 thousand for the quarter ended September 30, 2013, an increase of $51 thousand (16.7%) from $305 thousand for the quarter ended September 30, 2012. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $96 thousand for the current quarter, a decrease of $22 thousand (18.6%) from $118 thousand for the quarter ended September 30, 2012. Current market conditions continued to provide some opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $42 thousand for the current quarter, a decrease of $277 thousand (86.8%), compared to $319 thousand for the quarter ended September 30, 2012. The decrease in gains from the sale of loans is a result of decreased customer refinance activity to low rate fixed rate mortgages. During the third quarter of 2012, a senior manager passed away and the Bancorp received a $587 thousand benefit from bank owned life insurance. Income from an increase in the cash value of bank owned life insurance totaled $94 thousand for the quarter ended September 30, 2013, a decrease of $2 thousand (2.1%) from $96 thousand the quarter ended September 30, 2012. Gain on foreclosed real estate totaled $18 thousand for the quarter ended September 30, 2013, a decrease of $236 thousand (92.9%) from gains of $254 thousand for the quarter ended September 30, 2012. The Bancorp has held lower levels of foreclosed real estate over the last twelve months. Other noninterest income totaled $1 thousand for the quarter, a decrease of $19 thousand (95.0%) compared to $20 thousand for the quarter ended September 30, 2012.

Noninterest expense for the quarter ended September 30, 2013 was $5.03 million, an increase of $84 thousand (1.7%) from $4.95 million for the three months ended September 30, 2012. During the current quarter, compensation and benefits totaled $2.6 million, a decrease of $47 thousand (1.8%) from $2.7 million for the quarter ended September 30, 2012. The decrease in compensation and benefits is the result of the Bancorp’s continued efforts to closely monitor and manage staffing levels. Occupancy and equipment totaled $809 thousand for the current quarter, an increase of $36 thousand (4.7%), compared to $773 thousand for the quarter ended September 30, 2012. The increase in occupancy and equipment expense is the result of slightly higher building operating expenses during the third quarter. Data processing expense totaled $282 thousand for the three months ended September 30, 2013, a decrease of $3 thousand (1.1%) from $285 thousand for the three months ended September 30, 2012. Data processing expense has decreased as a result of contract renegotiations. Marketing expense related to banking products totaled $116 thousand for the current quarter, an increase of $41 thousand (54.7%) from $75 thousand for the three months ended September 30, 2012. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $126 thousand for the three months ended September 30, 2013, a decrease of $17 thousand (11.9%) from $143 thousand for the quarter ended September 30, 2012. The decrease was the result of lower FDIC assessment rates. Other expenses related to banking operations totaled $1.1 million for the quarter ended September 30, 2013, an increase of $74 thousand (7.4%) from $1.0 million for the quarter ended September 30, 2012. The Bancorp’s efficiency ratio was 60.1% for the quarter ended September 30, 2013, compared to 59.1% for the three months ended September 30, 2012. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the increase can be attributed to lower noninterest income.

Income tax expenses for the three months ended September 30, 2013 totaled $823 thousand, compared to income tax expense of $625 thousand for the three months ended September 30, 2012, an increase of $198 thousand (31.7%). The combined effective federal and state tax rates for the Bancorp was 25.7% for the three months ended September 30, 2013, compared to 21.7% for the three months ended September 30, 2012. The Bancorp’s higher current quarter effective tax rate is a result of lower tax preferred income, as well as an adjustment to the Bancorp’s state deferred tax asset for a reduction in tax rates.

Results of Operations - Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013, the Bancorp reported net income of $5.8 million, compared to net income of $5.2 million for the nine months ended September 30, 2012, an increase of $524 thousand (10.0%). For the current nine months the ROA was 1.11%, compared to 1.05% for the nine months ended September 30, 2012. The ROE was 10.99% for the nine months ended September 30, 2013, compared to 10.61% for the nine months ended September 30, 2012.

Net interest income for the nine months ended September 30, 2013 was $18.7 million, an increase of $857 thousand (4.8%), compared to $17.8 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Bancorp received payment in full for a nonperforming loan along with $1.4 million of back interest. Additionally, during the current nine months, the Bancorp’s cost of funds continues to be positively impacted by the Federal Reserve’s continued action in maintaining a low short-term interest rate environment, however, the Bancorp’s yield on interest earning assets is being negatively impacted by lower long-term interest rates. The weighted-average yield on interest-earning assets was 4.10% for the nine months ended September 30, 2013, compared to 4.19% for the nine months ended September 30, 2012. The weighted-average cost of funds for the nine months ended September 30, 2013, was 0.29%, compared to 0.41% for the nine months ended September 30, 2012. The impact of the 4.10% return on interest earning assets and the 0.29% cost of funds resulted in an interest rate spread of 3.81% for the current nine months, compared to 3.78% for the nine months ended September 30, 2012. During the current nine months, total interest income decreased by $342 thousand (1.7%) while total interest expense decreased by $515 thousand (28.1%). The net interest margin was 3.83% for the nine months ended September 30, 2013, compared to 3.80% for the nine months ended September 30, 2012. On a tax equivalent basis, the Bancorp’s net interest margin was 4.04% for the nine months ended September 30, 2013, compared to 3.99% for the nine months ended September 30, 2012. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the nine months ended September 30, 2013, interest income from loans increased by $590 thousand (3.8%), compared to the nine months ended September 30, 2012. The increase was due to the receipt of $1.4 million of interest from a previously non-performing loan. The weighted-average yield on loans outstanding was 4.91% for the current nine months, compared to 4.92% for the nine months ended September 30, 2012. Loan balances averaged $436.9 million for the current nine months, an increase of $16.3 million (3.9%) from $420.6 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, interest income on securities and other interest bearing balances decreased by $248 thousand (6.0%), compared to the nine months ended September 30, 2012. The decrease was due to a decrease in the weighted-average yield. The weighted-average yield on securities and other interest bearing balances was 2.43%, for the current nine months, compared to 2.70% for the nine months ended September 30, 2012. Securities balances averaged $192.0 million for the current nine months, up $1.0 million (0.5%) from $191.0 million for the nine months ended September 30, 2012. The increase in security average balances is a result of ongoing, consistent investment growth. Other interest bearing balances averaged $20.7 million for the current period, up $7.7 million (59.2%) from $13.0 million for the nine months ended September 30, 2012.

Interest expense on deposits decreased by $370 thousand (29.9%) during the current nine months compared to the nine months ended September 30, 2012. The change was due to a decrease in the weighted-average rate paid on deposits, which was the result of a change in the deposit mix as well as lower rates paid. The weighted-average rate paid on deposits for the nine months ended September 30, 2013 was 0.21%, compared to 0.31%, for the nine months ended September 30, 2012. Total deposit balances averaged $562.6 million for the current nine months, up $27.1 million (5.1%) from $535.5 million for the nine months ended September 30, 2012. Interest expense on borrowed funds decreased by $145 thousand (24.4%) during the current nine months due to decreased average daily balances and a lower weighted average cost, as compared to the nine months ended September 30, 2012. The weighted-average cost of borrowed funds was 1.17% for the current nine months, compared to 1.34% for the nine months ended September 30, 2012. Borrowed funds averaged $51.3 million during the nine months ended September 30, 2013, a decrease of $8.1 million (13.6%) from $59.4 million for the nine months ended September 30, 2012.

Noninterest income for the nine months ended September 30, 2013 was $4.1 million, a decrease of $1.3 million (23.2%) from $5.4 million for the nine months ended September 30, 2012. During the current nine months, fees and service charges totaled $1.90 million, a decrease of $18 thousand (0.9%) from $1.92 million for the nine months ended September 30, 2012. Fees from Wealth Management operations totaled $1.1 million for the nine months ended September 30, 2013, an increase of $102 thousand (10.7%) from $951 thousand for the nine months ended September 30, 2012. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $540 thousand for the current nine months, a decrease of $195 thousand (26.5%) from $735 thousand for the nine months ended September 30, 2012. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $340 thousand for the current nine months, a decrease of $325 thousand (48.9%), compared to $665 thousand for the nine months ended September 30, 2012. The decrease in gains from the sale of loans is the result of a sale of seasoned fixed rate mortgages with high prepayment speeds, which resulted in a one-time gain of $183 thousand for the nine months ended September 30, 2012. During the third quarter of 2012, a senior manager passed away and the Bancorp received a $587 thousand benefit from bank owned life insurance. Income from an increase in the cash value of bank owned life insurance totaled $269 thousand for the nine months ended September 30, 2013, a decrease of $21 thousand (7.2%), compared to $290 thousand for the nine months ended September 30, 2012. Gains on foreclosed real estate totaled $17 thousand for the nine months ended September 30, 2013, a decrease of $153 thousand (90.0%) from $170 thousand in gain for the nine months ended September 30, 2012. The Bancorp recognized no other-than-temporary impairment during the first nine months of 2013, however, there were $6 thousand in losses for 2012. Other noninterest income totaled $19 thousand for the nine months ended September 30, 2013 and $79 thousand for the nine months ended September 30, 2012.

Noninterest expense for the nine months ended September 30, 2013 was $14.7 million, a decrease of $220 thousand (1.5%) from $14.9 million for the nine months ended September 30, 2012. During the current nine months, compensation and benefits totaled $7.9 million, an increase of $91 thousand (1.2%) from $7.8 million for the nine months ended September 30, 2012. The increase is the result of ordinary course annual compensation increases. Occupancy and equipment totaled $2.3 million for the current nine months, a decrease of $23 thousand (1.0%), compared to $2.4 million for the nine months ended September 30, 2012. The decrease in occupancy and equipment expense is the result of lower required building operating expenses during the current nine months. Data processing expense totaled $754 thousand for the nine months ended September 30, 2013, a decrease of $79 thousand (9.5%) from $833 thousand for the nine months ended September 30, 2012. Data processing expense has decreased as a result of contract renegotiations. Marketing expense related to banking products totaled $383 thousand for the current nine months, an increase of $149 thousand (63.7%) from $234 thousand for the nine months ended September 30, 2012. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $379 thousand for the nine months ended September 30, 2013, a decrease of $55 thousand (12.7%) from $434 thousand for the nine months ended September 30, 2012. The decrease was the result of lower FDIC assessment rates. Other expenses related to banking operations totaled $2.9 million for the nine months ended September 30, 2013, a decrease of $303 thousand (9.4%) from $3.2 million for the nine months ended September 30, 2012. The decrease to other expense was primarily the result of one time litigation costs that settled in March 2012. The Bancorp’s efficiency ratio was 64.3% for the nine months ended September 30, 2013, compared to 64.1% for the nine months ended September 30, 2012. The higher efficiency ratio is the result of less noninterest income.

Income tax expenses for the nine months ended September 30, 2013 totaled $2.0 million, compared to income tax expense of $1.5 million for the nine months ended September 30, 2012, an increase of $547 thousand (10.0%). The combined effective federal and state tax rates for the Bancorp was 25.9% for the nine months ended September 30, 2013, compared to 21.9% for the nine months ended September 30, 2012. The Bancorp’s higher current year effective tax rate is a result of higher earnings and lower tax preferred income, as well as an adjustment to the Bancorp’s state deferred tax asset for a reduction in tax rates.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2013, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There are no matters reportable under this item.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2000 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase program does not expire and is only limited by the number of shares that can be purchased. As of September 30, 2013, the Bancorp has repurchased 43,812 shares of its outstanding common stock under the program at an average price per share of $22.64. During the quarter ended September 30, 2013, 4,962 shares were repurchased. Information on the shares repurchased under the program during the nine months ended September 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2013 – January 31, 2013	2,833	$20.05	38,850	11,150
February 1, 2013 – February 28, 2013	-	N/A	38,850	11,150
March 1, 2013 – March 31, 2013	-	N/A	38,850	11,150
April 1, 2013 – April 30, 2013	-	N/A	38,850	11,150
May 1, 2013 – May 31, 2013	-	N/A	38,850	11,150
June 1, 2013 – June 30, 2013	-	N/A	38,850	11,150
July 1, 2013 – July 31, 2013	-	N/A	38,850	11,150
August 1, 2013 – August 31, 2013	-	N/A	38,850	11,150
September 1, 2013 – September 30, 2013	4,962	$23.30	43,812	6,188
	7,795	$22.12	43,812	6,188

(1)	The stock repurchase plan was announced on April 18, 2000, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no expiration date for this plan.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: October 21, 2013	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board, Chief Executive
Officer and President

Date: October 21, 2013	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

