Form 10-K
period 2013-12-31
NORTHWEST INDIANA BANCORP
filed 2014-02-25
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer: ☐ Accelerated filer: ☐ Non-Accelerated filer: ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2013, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $53,067,428.

There were 2,841,164 shares of the registrant’s Common Stock, without par value, outstanding at January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1. 2013 Annual Report to Shareholders. (Part II)

2. Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders. (Part III)

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

Recent Developments

The Current Economic and Regulatory Environment. We continue to operate in an uncertain economic and regulatory environment, which presents risks associated with our business. In this regard, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains comprehensive provisions governing the practices and oversight of large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp. The Dodd-Frank Act also established a new financial regulator, the Consumer Financial Protection Bureau (the "CFPB"), which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Additional legislative or regulatory action that may impact our business may result from the numerous provisions and multiple studies mandated under the Dodd-Frank Act.

The evolving regulatory environment causes uncertainty with respect to the manner in which we conduct our business and requirements that may be imposed by our regulators. Regulators have implemented and continue to propose new regulations and supervisory guidance and have been increasing their examination and enforcement action activities. We expect that regulators will continue taking formal enforcement actions against financial institutions in addition to addressing supervisory concerns through non-public supervisory actions or criticisms. We are unable to predict the nature, extent or impact of any additional changes to statutes or regulations, including the interpretation, implementation or enforcement thereof, that may occur in the future.

The impact of the evolving regulatory environment on our business and operations depends upon final implementing regulations and guidance issued by the regulatory agencies, the actions of our competitors, and other marketplace participants, and the behavior of consumers. Regulatory actions could require us to limit or change our business practices, limit our ability to pursue business opportunities, limit our product offerings, require continued investment of management time and resources in compliance efforts, limit fees we can charge for services, require us to meet more stringent capital, liquidity, and leverage ratio requirements (including those under Basel III, as discussed below), increase costs, impact the value of our assets, or otherwise adversely affect our business.

Compliance and other regulatory requirements and expenditures have increased for the Bancorp and other financial institutions, and we expect them to continue to increase as regulators adopt new rules and increase their scrutiny of financial institutions, including controls and operational processes. The additional expense, time, and resources needed to comply with ongoing regulatory requirements may impact our business and results of operations.

New Capital Rules. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The FDIC and the Office of the Comptroller of the Currency (“OCC”) have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

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

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bancorp and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Bancorp) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

Acquisition Activity. On December 20, 2013, the Bank signed a definitive agreement to acquire First Federal Savings and Loan Association of Hammond (the “Association”), a federal mutual savings association headquartered in Hammond, Indiana. The Bank will acquire the Association by merging the Association with and into the Bank immediately following the Association’s voluntary supervisory conversion from mutual to stock form. Neither the Bancorp nor the Bank will issue or pay any shares, cash, or other consideration in the merger. The Bank’s acquisition of the Association is subject to customary closing conditions, including regulatory approvals by the OCC, FDIC, and DFI. No approval of the members of the Association is required for the transaction. The Bank and the Association make certain customary representations and warranties in the definitive acquisition agreement, which will terminate at the closing. The Association has a home office and branch office in Lake County, Indiana, and is expected to add approximately $40.7 million in assets to the Bank, based on the Association’s September 30, 2013 financial statements. The merger is expected to close in the second quarter of 2014.

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

The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding fifteen years and greater. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. All loan sales are made to Freddie Mac or to the Federal Home Loan Bank of Indianapolis. Additionally, the Bancorp will consider selling to additional investors in the secondary market during 2014. All loans held for sale are recorded at the lower of cost or market value.

Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2013, under the 15% of capital and surplus limitation was approximately $11,361,000. At December 31, 2013, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2013, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2013	2012	2011	2010	2009
Type of loan:
Conventional real estate loans:
Construction and development loans	$21,462	$23,984	$21,143	$46,371	$53,288
Loans on existing properties (1)	336,823	334,452	307,850	298,993	325,880
Consumer loans	232	347	472	763	1,504
Commercial business	57,716	69,329	63,293	61,726	63,099
Government and other (2)	21,588	8,869	8,643	10,380	14,474
Loans receivable (3)	$437,821	$436,981	$401,401	$418,233	$458,245
Type of collateral:
Real estate:
1-to-4 family	$161,663	$154,627	$154,135	$152,881	$184,437
Other dwelling units, land and commercial real estate	196,622	203,809	174,859	192,482	194,731
Consumer loans	232	347	472	763	1,446
Commercial business	57,716	69,329	63,293	60,232	61,522
Government	21,470	8,740	8,526	10,269	14,385
Loans receivable (4)	$437,703	$436,852	$401,285	$416,627	$456,521

Average loans outstanding during the period (3)	$436,430	$423,567	$409,787	$446,551	$472,541

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and deferred loan fees.
(4)	Net of unearned income and deferred loan fees. Does not include unsecured loans.

Loan Originations, Purchases and Sales. Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown. The amounts are stated in thousands (000’s).

	2013	2012	2011
Loans originated:
Conventional real estate loans:
Construction and development loans	$5,740	$2,128	$583
Loans on existing property	38,560	44,171	29,054
Loans refinanced	11,089	15,697	12,909
Total conventional real estate loans originated	55,389	61,996	42,546
Commercial business loans	161,434	162,170	87,943
Consumer loans	144	383	265
Total loans originated	$216,967	$224,549	$130,754

Loan participations purchased	$857	$14,475	$999
Whole loans and participations sold	$22,116	$38,472	$10,647

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$27,614	$67,021	$263,650	$358,285
Consumer loans	40	192	-	232
Commercial business, other loans	30,269	32,561	16,474	79,304
Total loans receivable	$57,923	$99,774	$280,124	$437,821

The following table sets forth the dollar amount of all loans due after one year from December 31, 2013, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate loans	$117,979	$212,691	$330,671
Consumer loans	192	-	192
Commercial business, other loans	41,896	7,139	49,035
Total	$160,067	$219,830	$379,897

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 95% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 95% of value. During 2013, 87% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five or seven year period. ARM originations totaled $5.3 million for 2013 and $4.0 million for 2012. During 2013, ARMs represented 13.5% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

At December 31, 2013, the Bancorp classified eleven loans totaling $9.3 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings includes one commercial real estate hotel loan in the amount of $4.8 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in the amount of $535 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; one development loan in the amount of $707 thousand for which credit underwriting concessions were granted; and seven mortgage loans totaling $887 thousand, for which maturity dates were materially extended. At December 31, 2013, $8.1 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The following table sets forth information regarding the Bancorp’s non-performing assets as of December 31 for each period indicated. The amounts are stated in thousands (000’s).

	2013	2012	2011	2010	2009
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$2,526	$1,846	$2,481	$2,843	$2,789
Commercial	807	7,753	10,603	20,642	13,927
Commercial business	447	1,644	926	482	358
Consumer	-	10	-	-	-
Total	$3,780	$11,253	$14,010	$23,967	$17,074

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$174	$-	$279	$145	$1,268
Commercial	-	-	-	-	-
Commercial business	-	229	-	-	-
Consumer	-	-	-	3	223
Total	$174	$229	$279	$148	$1,491

Loans that qualify as troubled debt restructurings and accruing:
Real estate:
Residential	$491	$534	$1,123	$-	$-
Commercial	7,657	9,113	7,373	5,016	-
Commercial business	-	88	-	-	-
Consumer	-	-	-	-	-
Total	$8,148	$9,735	$8,496	$5,016	$-

Total of non-accrual, 90 days past due, and restructurings	$12,102	$21,217	$22,785	$29,131	$18,565

Ratio of non-performing loans to total assets	0.57%	1.66%	2.19%	3.82%	2.81%
Ratio of non-performing loans to total loans	0.90%	2.63%	3.56%	5.77%	4.05%

Foreclosed real estate	$1,084	$425	$2,457	$3,298	$3,747
Ratio of foreclosed real estate to total assets	0.16%	0.06%	0.38%	0.52%	0.57%

During 2013, gross interest income of $331,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $77,000.

Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Loans internally classified as substandard totaled $12.2 million at December 31, 2013, compared to $19.7 million at December 31, 2012. No loans are internally classified as doubtful at December 31, 2013 or 2012. No loans were classified as loss at either December 31, 2013 or 2012. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $7.5 million at December 31, 2013, compared to $17.7 million at December 31, 2012.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2013, impaired loans totaled $9.9 million, compared to $19.9 million at December 31, 2012 a decrease of $10.0 million or 50.3%. The December 31, 2013, impaired loan balances consist of ten commercial real estate and commercial business loans totaling $9.0 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, seven mortgage loans totaling $887 thousand, which are troubled debt restructurings have also been classified as impaired. The December 31, 2013 ALL contained $1.7 million in specific allowances for collateral deficiencies, compared to $2.0 million at December 31, 2012. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At December 31, 2013, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in disclosure of such loans as non-accrual, past due or restructured loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

The Bancorp is a party to financial instruments in the normal course of business to meet financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded. The Bancorp has a $1.1 million participation in a $5.7 million letter of credit, which acts as payment support to bondholders. The letter of credit is secured by a cash collateral account in the amount of $2.9 million and a collateralized guarantee in the amount of $658,000. In June of 2012 the participants approved a two year extension of the letter of credit. Currently, the letter of credit participants have secured a signed lease from a tenant that opened for operations during May 2009. This lease will expire in June 2015. The lease contains escalating payments that will continue to provide sufficient cash flow to allow the borrower to meet debt obligations to the participants.

For 2013, $450 thousand in provisions to the ALL were required, compared to $2.4 million for 2012 a decrease of $1.9 million or 80.8%. The ALL provision decrease for 2013 is primarily a result of improved asset quality. The current year ALL provisions were primarily related to the current credit risk in the commercial real estate loan portfolio and 2013 loan growth. For 2013, charge-offs, net of recoveries, totaled $1.7 million, compared to $1.9 million for 2012. The net loan charge-offs for 2013 were comprised of $788 thousand in commercial real estate loans, $567 thousand in commercial business loans, $332 thousand in commercial real estate participation loans, $153 thousand in residential real estate loans, and $17 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.64% at December 31, 2013, compared to 1.93% at December 31, 2012. The ALL to non-performing loans (coverage ratio) was 181.82% at December 31, 2013, compared to 73.34% at December 31, 2012. The December 31, 2013 balance in the ALL account of $7.2 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	2013	2012	2011	2010	2009
Balance at beginning of period	$8,421	$8,005	$9,121	$6,114	$5,830
Loans charged-off:
Real estate - residential	(153)	(336)	(470)	(764)	(489)
Commercial real estate	(788)	(256)	(880)	(900)	(268)
Commercial real estate participations	(333)	(873)	(3,366)	(987)	(7,133)
Commercial business	(567)	(619)	(163)	(182)	(504)
Consumer	(16)	(17)	(55)	(35)	(46)
Total charge-offs	(1,857)	(2,101)	(4,934)	(2,868)	(8,440)
Recoveries:
Residential real estate	1	4	112	38	1
Commercial real estate	9	13	182	-	15
Commercial real estate participations	137	108	-	248	45
Commercial business	23	37	3	10	116
Consumer	5	5	11	9	7
Total recoveries	175	167	308	305	184
Net (charge-offs) / recoveries	(1,682)	(1,934)	(4,626)	(2,563)	(8,256)
Provision for loan losses	450	2,350	3,510	5,570	8,540
Balance at end of period	$7,189	$8,421	$8,005	$9,121	$6,114

ALL to loans outstanding	1.64%	1.93%	1.99%	2.18%	1.33%
ALL to nonperforming loans	181.81%	73.34%	56.03%	37.82%	32.93%
Net charge-offs / recoveries to average loans out - standing during the period	-0.39%	-0.46%	-1.13%	-0.57%	-1.75%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2013		2012		2011		2010		2009
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	1,444	36.9	1,024	35.4	1,161	38.4	994	36.6	241	40.2
Commercial and other dwelling	4,820	44.9	6,158	46.6	5,728	43.5	7,477	45.9	5,371	42.5
Consumer loans	12	0.1	19	0.1	15	0.1	30	0.2	51	0.3
Commercial business and other	913	18.1	1,220	17.9	1,101	18.0	620	17.3	451	17.0
Total	7,189	100.0	8,421	100.0	8,005	100.0	9,121	100.0	6,114	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2013, the Bancorp did not have derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2013, the Bancorp’s investment portfolio totaled $194.3 million. In addition, the Bancorp had $110 thousand of federal funds sold, and $3.1 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2013	2012	2011
U.S. government agencies:
Available-for-sale	18,360	23,096	15,648
Mortgage-backed securities (1):
Available-for-sale	41,003	36,068	50,683
Collateralized Mortgage Obligations (1):
Available-for-sale	59,312	63,846	60,514
Municipal Securities:
Available-for-sale	73,653	63,073	58,756
Trust Preferred Securities:
Available-for-sale	1,968	1,392	1,361
Totals	$194,296	$187,475	$186,962

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2013, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	-	0.00%
U.S. government Agencies:
AFS	-	0.00%	10,743	1.09%	7,617	1.56%	-	0.00%
Municipal Securities:
AFS	1,887	4.71%	7,600	4.18%	19,205	4.23%	44,961	3.53%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,968	0.99%
Totals	$1,887	4.71%	$18,343	2.37%	$26,822	3.47%	$46,929	3.42%

The Bancorp currently holds four trust preferred securities of which three of the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2013, the cost basis of the three trust preferred securities in non-accrual status totaled $3.9 million. Current estimates indicate that the interest payment delays may continue through 2019. One trust preferred security with a cost basis of $1.3 million remains in accrual status.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2013, the Bancorp had $14.0 million in repurchase agreements. Other borrowings totaled $30.9 million, of which $30.1 million represents FHLB advances.

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

	2013		2012		2011
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$73,834	-	$62,746	-	$54,126	-
Interest bearing demand deposits	110,831	0.06	97,735	0.09	99,040	0.17
MMDA accounts	132,794	0.17	125,035	0.21	116,527	0.30
Savings accounts	83,340	0.05	75,541	0.07	69,529	0.15
Certificates of deposit	162,264	0.50	177,523	0.66	186,730	0.99
Total deposits	$563,063	0.20	$538,580	0.29	$525,952	0.47

Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2013 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$21,081
Over 3 months through 6 months	14,674
Over 6 months through 12 months	22,232
Over 12 months	9,156
Total	$67,143

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

	At December 31,
Repurchase agreements:	2013	2012	2011
Balance	$14,031	$16,298	$15,395
Securities underlying the agreements:
Ending carrying amount	23,729	28,002	26,622
Ending fair value	23,729	28,002	26,622
Weighted average rate (1)	0.38%	0.31%	0.43%

	For year ended December 31,
	2013	2012	2011
Highest month-end balance	$21,652	$25,278	$24,258
Average outstanding balance	18,016	20,561	20,767
Weighted average rate on securities sold under agreements to repurchase (2)	0.38%	0.38%	0.51%

	At December 31,
	2013	2012	2011
Fixed rate short-term advances from the FHLB	$8,000	$14,000	$5,000
Fixed rate long-term advances from the FHLB	$22,100	$14,000	$26,000
Putable advances from the FHLB	-	5,000	5,000
Variable advances from the FHLB	-	-	-
FHLB line-of-credit	714	-	-
Limited partnership obligation	-	-	-
Overdrawn due from other financial institutions	84	207	618
Total borrowings	$30,898	$33,207	$36,618

(1)        The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2)        The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

The activities of the Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2013, the market value of the Wealth Management Group’s assets totaled $266.9 million, an increase of $3.0 million, compared to December 31, 2012.

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

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2013.

Weighted average yield:
Securities	2.73%
Loans receivable	4.79%
Federal Home Loan Bank stock	3.50%
Total interest-earning assets	4.03%

Weighted average cost:
Deposit accounts	0.20%
Borrowed funds	1.15%
Total interest-bearing liabilities	0.28%

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.75%

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2013	2012	2011
Return on average assets	1.03%	1.02%	0.84%
Return on average equity	10.17%	10.27%	8.90%
Average equity-to-average assets ratio	10.12%	9.95%	9.40%
Dividend payout ratio	33.90%	29.83%	31.57%

	At December 31,
	2013	2012	2011
Total stockholders’ equity to total assets	9.63%	9.78%	9.66%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

The amounts are stated in thousands (000's).

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$15,638	$40	0.26%	$8,715	$22	0.25%	$7,215	$18	0.25%
Federal funds sold	4,961	1	0.02	7,460	1	0.01	5,366	1	0.01
Securities	191,680	5,225	2.73	190,101	5,387	2.83	178,089	6,074	3.41
Total investments	212,279	5,266	2.48	206,276	5,410	2.62	190,670	6,093	3.20
Loans:*
Real estate mortgage loans	358,003	17,772	4.96	348,169	17,167	4.93	335,529	17,258	5.14
Commercial business loans	78,152	3,101	3.97	74,916	3,466	4.63	73,664	3,590	4.87
Consumer loans	274	18	6.57	482	31	6.43	594	45	7.58
Total loans	436,429	20,891	4.79	423,567	20,664	4.88	409,787	20,893	5.10
Total interest-earning assets	648,708	26,157	4.03	629,843	26,074	4.14	600,457	26,986	4.49
Allowance for loan losses	(7,899)			(8,334)			(9,092)
Cash and due from banks	9,893			8,795			8,365
Premises and equipment	17,402			17,963			18,780
Other assets	22,986			22,812			25,211
Total assets	$691,090			$671,079			$643,721

Liabilities:

Demand deposit	$73,834	-	-%	$62,746	-	-%	$54,126	-	-%
NOW accounts	110,831	72	0.06	97,735	86	0.09	99,040	172	0.17
Money market demand accounts	132,794	226	0.17	125,035	268	0.21	116,527	350	0.30
Savings accounts	83,340	42	0.05	75,541	54	0.07	69,529	102	0.15
Certificates of deposit	162,264	804	0.50	177,523	1,167	0.66	186,730	1,849	0.99
Total interest-bearing deposits	563,063	1,144	0.20	538,580	1,575	0.29	525,952	2,473	0.47
Borrowed funds	51,056	586	1.15	58,688	773	1.32	50,538	758	1.50
Total interest-bearing liabilities	614,119	1,730	0.28	597,268	2,348	0.39	576,490	3,231	0.56

Other liabilities	7,005			7,069			6,720
Total liabilities	621,124			604,337			583,210

Stockholders' equity	69,966			66,742			60,511
Total liabilities and stockholders' equity	$691,090			$671,079			$643,721
Net interest income		$24,427			$23,726			$23,755
Net interest spread			3.75%			3.75%			3.93%
Net interest margin**			3.77%			3.77%			3.96%

*	Non-accruing loans have been included in the average balances.
**	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2013	vs.	2012	2012	vs.	2011
	Increase / (Decrease) Due To			Increase / (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$620	$(393)	$227	$689	$(918)	$(229)
Securities	44	(206)	(162)	390	(1,077)	(687)
Other interest-earning assets	7	11	18	5	(1)	4
Total interest-earning assets	671	(588)	83	1,084	(1,996)	(912)

Interest Expense:
Deposits	69	(500)	(431)	58	(956)	(898)

Borrowed Funds	(94)	(93)	(187)	114	(99)	15
Total interest-bearing liabilities	(25)	(593)	(618)	172	(1,055)	(883)

Net change in net interest income/(expense)	$696	$5	$701	$912	$(941)	$(29)

Bank Subsidiary Activities

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2013, the Bank had an investment balance of $170 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2013, the Bank had an investment balance of 232.9 million in NWIN, LLC. The investment balance represents an increase of $14.2 million, as a result of additional capital contributions made during 2013.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2013, the REIT held assets of $33.1 million in real estate loans.

Columbia Development Company, LLC is a wholly owned subsidiary of the Bank and was incorporated under the laws of the State of Indiana. The subsidiary holds real estate properties that the Bank has acquired through the foreclosure process. At December 31, 2013, the Bank had an investment balance of $3.0 million in Columbia Development Company, LLC.

The consolidated financial statements include NorthWest Indiana Bancorp (the Bancorp), its wholly owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly owned subsidiaries, Peoples Service Corporation and NWIN, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The activities of the Bancorp and the Bank in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to the Bancorp. In addition, non-bank financial services companies with which the Bancorp and Bank compete, while subject to regulation by the CFPB, are generally not subject to the same type of extensive regulation by the federal and state banking agencies applicable to the Bancorp and the Bank.

Personnel

As of December 31, 2013, the Bank had 150 full-time and 24 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has five officers (listed below under Item 4.5 “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

Under the Dodd-Frank Act, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. This support may be required by the FRB at times when the Bancorp may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), a bank holding company is required to provide limited guarantee of the compliance by any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

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

Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines that are applicable to the Bancorp and the Bank. The current guidelines require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital must be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the allowance for loan losses.

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

The following table shows that, at December 31, 2013, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2013 the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2013, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$75.0	15.6%	$38.5	8.0%	$48.2	10.0%
Tier 1 capital to risk weighted assets	$69.0	14.3%	$19.3	4.0%	$28.9	6.0%
Tier 1 capital to adjusted average assets	$69.0	10.0%	$20.8	3.0%	$34.6	5.0%

The Bancorp and the Bank will become subject to the new capital requirements mandated under Basel III, which will be phased in from 2015 to 2019. See “Recent Development” – New Capital Rules” above. Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when any such further capital requirements would be imposed and, if so, to what levels and on what schedule.

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no longer unlimited insurance coverage for noninterest-bearing transaction accounts, which expired on December 31, 2012. Deposits held in noninterest-bearing transaction accounts are now aggregated with interest-bearing deposits the owner may hold in the same ownership category, and the combined insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid deposit insurance assessments of $520 thousand during the year ended December 31, 2013. For 2013, the deposit insurance assessment rate before applying one time credits was approximately 0.085% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2013, the FICO assessment rate ranged between 0.62 and 0.64 basis points for each $100 of insured deposits per quarter. The Bank paid interest payment assessments of $40 thousand during the year ended December 31, 2013. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

On December 30, 2009, banks were required to pay the fourth quarter assessment and to prepay estimated insurance assessments for the years 2010 through 2012. The pre-payment did not affect the Bank’s earnings on that date. The Bank paid an aggregate of $3.7 million in premiums on December 30, 2009, $3.5 million of which constituted prepaid premiums. During June of 2013, the remainder of this prepaid premium, which amounted to approximately $870,000, was refunded to the Bank.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2013, the Bank was in compliance with this requirement.

At December 31, 2013, the Bancorp owned $3.09 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of $30.1 million from the FHLBI. The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $108 thousand in 2013. At December 31, 2013, the Bancorp’s excess borrowing capacity based on collateral from the FHLBI was $67.7 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of Gramm-Leach and certain other statutes. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now performed bythe CFPB. The CFPB has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB has the authority to prevent unfair, deceptive or abusive practice in connection with the offering of consumer financial products. Additionally, this bureau is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities.

Moreover, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the CFPB has published several final regulations impacting the mortgage industry, including rules related to ability-to-pay, mortgage servicing, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so-called “qualified mortgages.” Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys’ fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates. There continues to be significant uncertainty as to how the CFPB’s regulatory, supervisory, examination, and enforcement strategies and priorities will impact the Bancorp’s business.

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

Interchange Fees for Debit Cards. Under the Dodd-Frank Act, interchange fees for debit card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Although institutions with total assets of less than $10 billion are exempt from this requirement, competitive pressures are likely to require smaller depository institutions to reduce fees with respect to these debit card transactions. The Federal Reserve issued final implementing regulations on these statutory requirements in 2011, which were then challenged by certain retailers and merchant associations in a federal lawsuit. In July 2013, the court issued its ruling in that case, finding for the retailers and holding that the Federal Reserve did not appropriately implement the statutory requirements. In particular, the court ruled that the Federal Reserve included impermissible costs in the cap on interchange fees (i.e., set the cap too high), and did not sufficiently implement the statute’s prohibition against issuers and payment card networks restricting merchant electronic debit transaction routing options to a single network or multiple affiliated networks. The Federal Reserve appealed the decision and, in September 2013, the judge in the district court issued a stay of his decision to vacate the portions of the regulations that were challenged by the plaintiffs, pending the outcome of the appeals process. Therefore, the current regulations will remain in effect until the court of appeals issues its decision and the district court issues a further order in light of that decision. The ultimate impact of the court decision will depend on the content of the court’s final order following the full appeals process.

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

Under the Dodd-Frank Act, the Bancorp is required to provide its shareholders an opportunity to vote on the executive compensation payable to its named executive officers and on golden parachute payments in connection with mergers and acquisitions. These votes are non-binding and advisory. At least once every six years, the Bancorp must also permit shareholders to determine on an advisory basis whether such votes should be held every one, two, or three years.

Financial System Regulatory Reform. On July 21, 2011, President Obama signed into law the Dodd-Frank Act which significantly changed the regulation of financial institutions and the financial services industry. Many provisions of the Dodd-Frank Act went into effect on July 21, 2011. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp, are regulated. Among other things, the Dodd-Frank Act abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxes rules regarding interstate banking, allows financial institutions to pay interest on business checking accounts, changes the scope of the federal deposit insurance coverage, and imposes new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also established the CFPB as an independent entity within the Federal Reserve, which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which have an impact on the operating environment of the Bancorp in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Bancorp’s management continues to actively monitor the implementation of the Dodd-Frank Act and the regulations promulgated thereunder and assess its probable impact on the business, financial condition, and results of operations of the Bancorp. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, continues to be uncertain at this time.

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

Federal Taxation

For federal income tax purposes, the Bank reports its income and expenses on the accrual method of accounting. The Bancorp and the Bank file a consolidated federal income tax return for each fiscal year ending December 31. In the last five years, the Bank’s federal income returns have not been subject to any examination by a taxing authority.

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

Accounting for Income Taxes

At December 31, 2013, the Bancorp’s consolidated total deferred tax assets were $6.2 million and the consolidated total deferred tax liabilities were $2.1 million, resulting in a consolidated net deferred tax asset of $4.1 million, net of a $288,000 valuation allowance. The valuation allowance of $288,000 was provided for the state net operating loss and state tax credit, as management does not believe these amounts will be fully utilized before statutory expiration.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s twelve banking locations. The Bancorp owns all of its office properties.

The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2013. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue
Munster, IN 46321-3517	1985	$710,865	11,640	$3,227,979
141 W. Lincoln Highway
Schererville, IN 46375-1851	1990	688,304	9,444	2,148,447
7120 Indianapolis Blvd.
Hammond, IN 46324-2221	1979	107,073	2,600	922,796
1300 Sheffield
Dyer, IN 46311-1548	1976	127,406	2,100	886,149
7915 Taft
Merrillville, IN 46410-5242	1968	66,578	2,750	801,864
8600 Broadway
Merrillville, IN 46410-7034	1996	1,086,673	4,400	2,434,522
4901 Indianapolis Blvd.
East Chicago, IN 46312-3604	1995	714,664	4,300	1,637,771
1501 Lake Park Avenue
Hobart, IN 46342-6637	2000	1,660,003	6,992	2,892,230
9204 Columbia Avenue
Corporate Center Building
Munster, IN 46321-3517	2003	5,355,644	36,685	12,128,564
855 Stillwater Parkway
Crown Point, IN 46307-5361	2007	1,722,789	3,945	2,452,128
1801 W. 25th Avenue
Gary, IN 46404-3546	2008	1,470,271	2,700	1,921,662
2905 Calumet Avenue
Valparaiso, IN 46383-2645	2009	1,924,956	2,790	2,304,533
9903 Wicker Avenue
Saint John, IN 46373-9402	2010	1,625,129	2,980	2,155,528

At December 31, 2013, the Bank had an investment totaling $340 thousand in one location, which has been acquired for future development. The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions and electronic banking. Additionally, the Bank utilizes Accutech in Muncie, Indiana for its Wealth Management operations.

The net book value of the Bank’s property, premises and equipment totaled $17.3 million at December 31, 2013.

Item 3. Legal Proceedings

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

	Age at
	December 31,
	2013	Position

David A. Bochnowski	68	Chairman, Chief Executive Officer, and President
Benjamin J. Bochnowski	33	Executive Vice President and Chief Operating Officer
John J. Diederich	61	Executive Vice President
Robert T. Lowry	52	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	55	Executive Vice President, General Counsel Corporate Secretary

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

David A. Bochnowski is Chairman, Chief Executive Officer, and President of the Bancorp and the Bank, and is accountable to the Board of Directors, customers, shareholders, employees and stakeholders for the operation of the company. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), now known as the new American Bankers Association (ABA) a national bank trade association. He is a member of the Security and Exchange Commission’s Advisory Committee on Small and Emerging Companies. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Healthcare System, a former chairman of the Legacy Foundation of Lake County, a Director of One Region, a trustee of the Purdue Technology Center Northwest Indiana, a trustee of Calumet College, and an advisory trustee for the Gary YWCA. He is a former Chairman of the Indiana Department of Financial Institutions; former Chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association; former director of the Federal Home Loan Bank of Indianapolis; and, a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds undergraduate and Juris Doctorate degrees from Georgetown University and a Masters Degree from Howard University. He served as an officer in the United States Army and is a Vietnam veteran. Mr. Bochnowski is the father of Benjamin Bochnowski, the Executive Vice President and Chief Operating Officer of the Bancorp and Bank.

Benjamin J. Bochnowski has served as Executive Vice President and Chief Operating Officer of Northwest Indiana Bancorp and Peoples Bank, SB(“Peoples”) since August 2013. Since joining Peoples in 2010, Mr. Bochnowski has had bank-wide responsibility for project management, strategic planning and enterprise risk management. Prior to his appointment, Mr. Bochnowski held the position of Senior Vice President, Strategy and Risk. He earned a bachelor’s degree from the University of Michigan, followed by an MBA from ESADE business school in Barcelona, Spain. He speaks Spanish, and is a graduate of the American Bankers Association’s Stonier Graduate School of Banking with a Leadership Certificate from the Wharton School at the University of Pennsylvania. Mr. Bochnowski volunteers with the Volunteer Income Tax Assistance (VITA) Program for low-income individuals. He is a Board Member at the Dunes National Park Association, and is a mentor for the Entrepreneurship Bootcamp for Veterans at Purdue University. Mr. Bochnowski is the son of David A. Bochnowski, the Chairman, Chief Executive Officer, and President of the Bancorp and the Bank.

John J. Diederich is Executive Vice President of the Bancorp and the Bank. Mr. Diederich has responsibility for coordinating the daily activities of retail banking and for the solicitation of new customers for the Bank’s commercial lending, wealth management, municipal, and retail areas. Prior to joining the Bank in 2009, Mr. Diederich spent 35 years with JP Morgan Chase where his most recent responsibilities were as Regional President in Northwest Indiana. Mr. Diederich is involved in many community service organizations including serving as past Chairman of the Board of the Northwest Indiana Forum, the Crisis Center, Inc., the Northwest Indiana Regional Development Company and the Northwest Indiana Boys and Girls Clubs. He has also been a Director of the Crown Point Community Foundation, the Valparaiso Family YMCA, and the Adult Education Alliance. Mr. Diederich is currently a trustee of the John W. Anderson Foundation, a Managing Director of the Northwest Indiana Forum, a Director of One Region, and is on the Finance Committee for the Diocese of Gary. Mr. Diederich holds a B.S. Degree in Finance from St. Joseph’s College and a B.S. Degree in Accounting from Calumet College.

Robert T. Lowry is Executive Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, financial reporting, and risk management activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Assistant Controller, Internal Auditor and Controller. Mr. Lowry is a Certified Public Accountant (CPA) and a Chartered Global Management Accountant (CGMA). Mr. Lowry holds a Masters of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry is an instructor for the American Bankers Association online banking courses. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana as board treasurer and chairman of the finance committee. In addition, Mr. Lowry is a volunteer for the IRS Volunteer Income Tax Assistance (VITA) program. He is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society.

Leane E. Cerven is Executive Vice President, General Counsel, and Corporate Secretary of the Bancorp and the Bank. Ms. Cerven joined the Bancorp and the Bank in May of 2010. Prior to joining the Bancorp and Bank, she practiced law for sixteen years in Chicago, first as an Associate Attorney with Mayer, Brown & Platt where she practiced primarily in the banking area, which included transactions involving the Resolution Trust Corporation/FDIC, corporate, international, bankruptcy, and litigation practice areas, and then as Vice President and Legal Counsel for Bank One where she practiced primarily in the commercial finance area, including secured and unsecured transactions, mergers and acquisitions, workouts, purchase of assets out of bankruptcy, international and multicurrency transactions, syndications, ESOP financings, and capital regulations. She is licensed to practice law in Indiana and Illinois. Ms. Cerven holds a Juris Doctorate degree from Valparaiso University School of Law and a Bachelor of Arts degree from the University of Minnesota, Minneapolis. Ms. Cerven is actively involved in community service and serves on the Bioethics Committees for St. Catherine’s Hospital, East Chicago, and St. Mary’s Hospital, Hobart. She is a Master Fellow of the Indiana Bar Foundation and a member of the Lake County Bar Association, the Indiana State Bar Association, the Chicago Bar Association, and the American Bar Association.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the caption "Market Information" in the 2013 Annual Report to Shareholders is incorporated herein by reference. Also see the information in Item 12 of this Annual Report on Form 10-K captioned “Equity Compensation Plan Information,” which is incorporated by reference herein.

Item 6.	Selected Financial Data

The information contained in the table captioned "Selected Consolidated Financial Data" in the 2013 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2013 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements

The financial statements contained in the 2013 Annual Report to Shareholders, which are listed under Item 15 herein, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

NorthWest Indiana Bancorp (the “Bancorp”) conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Bancorp in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

With the participation of the Bancorp’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Bancorp’s system of internal control over financial reporting was effective as of December 31, 2013.

(c)	Evaluation of Changes in Internal Control Over Financial Reporting.

There were no changes in the Bancorp’s internal control over financial reporting in the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Item 9B. Other Information

There are no items reportable under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2013 with respect to the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	6,350	$29.82	232,000

Equity compensation plans not approved by security holders	0	0	0

Total	6,350	$29.82	232,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2013” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements:

The following financial statements of the Bancorp are incorporated herein by reference to the 2013 Annual Report to Shareholders, filed as Exhibit 13 to this report:

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets, December 31, 2013 and 2012

(c)	Consolidated Statements of Income for the years ended December 31, 2013 and 2012

(d)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012

(e)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013 and 2012

(f)	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

(g)	Notes to Consolidated Financial Statements

All other financial statements, schedules and historical financial information have been omitted as the subject matter is not required, not present or not present in amounts sufficient to require submission.

(3)	Exhibits:
Exhibit
Number	Description
2.1	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

2.2@

Agreement and Plan of Voluntary Supervisory Merger Conversion dated December 20, 2013 by and between Peoples Bank SB and First Federal Savings & Loan Association of Hammond (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated December 20, 2013)

3.1.	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.2.	By-Laws of NorthWest Indiana Bancorp (incorporated herein by reference to Exhibit 3.1 of the Bancorp’s Form 8-K dated August 3, 2009).

10.1. *	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2. *	Amended and Restated Employment Agreement, dated December 29, 2008, between Peoples Bank SB, NorthWest Indiana Bancorp and David A. Bochnowski.

10.3. *	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.3 of the Banorp’s Form 10-K for the year ended December 31, 2012).

10.4. *	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.5 *	Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 10-K for the year ended December 31, 2012).

10.6 *	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.7 *	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.8 *	Form of Agreement for Restricted Stock (incorporated by reference to Exhibit 10.7 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.9 *	Consulting agreement dated January 16, 2013 between Peoples Bank SB and Joel Gorelick.

13.	2013 Annual Report to Shareholders.

21.	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.**

@ – The Bancorp has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Bancorp will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

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
David A. Bochnowski
Chairman of the Board and
Chief Executive Officer

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 25, 2014:

Signature	Title

Principal Executive Officer:

/s/David A. Bochnowski	Chairman of the Board and
David A. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Robert T. Lowry	Executive Vice President,
Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/Frank J. Bochnowski	Director
Frank J. Bochnowski

/s/Edward J. Furticella	Director
Edward J. Furticella

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

/s/Stanley E. Mize	Director
Stanley E. Mize

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

/s/Danette Garza	Director
Danette Garza

EXHIBIT INDEX

Exhibit	Description

10.2	Amended and Restated Employment Agreement, dated December 29, 2008, between Peoples Bank SB, NorthWest Indiana Bancorp and David A. Bochnowski.

10.9	Consulting Agreement dated January 16, 2013 between Peoples Bank SB and Joel Gorelick.

13	2013 Annual Report to Shareholders

21	Subsidiaries of the Bancorp

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

