Form 10-K/A
period 2013-12-31
NORTHWEST INDIANA BANCORP
filed 2014-02-28
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1. 2013 Annual Report to Shareholders. (Part II)

2. Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders. (Part III)

Explanatory Note

This amendment is filed solely to amend the Consent of Independent Registered Public Accounting Firm which was filed as Exhibit 23.1 to NorthWest Indiana Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013. That exhibit, as originally filed, inadvertently stated the consent date as February 15, 2014. The revised exhibit being filed herewith now states the correct date of February 25, 2014. No revisions have been made to the financial statements or any other disclosures contained in the Annual Report.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP

By	/s/David A. Bochnowski
David A. Bochnowski
Chairman of the Board and
Chief Executive Officer

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 25, 2014:

Signature	Title

Principal Executive Officer:

/s/David A. Bochnowski	Chairman of the Board and
David A. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Robert T. Lowry	Executive Vice President,
Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/Frank J. Bochnowski	Director
Frank J. Bochnowski

/s/Edward J. Furticella	Director
Edward J. Furticella

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

/s/Stanley E. Mize	Director
Stanley E. Mize

3

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

/s/Danette Garza	Director
Danette Garza

4

EXHIBIT INDEX

Exhibit	Description

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

5