Form 10-Q
period 2014-03-31
NORTHWEST INDIANA BANCORP
filed 2014-04-21
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014 or

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

There were 2,844,839 shares of the registrant’s Common Stock, without par value, outstanding at March 31, 2014.

NorthWest Indiana Bancorp

Index

			Page
			Number
PART I.	Financial Information

	Item 1.	Unaudited Financial Statements

		Consolidated Balance Sheets, March 31, 2014 and December 31, 2013	1

		Consolidated Statements of Income, Three Months Ended March 31, 2014 and 2013	2

		Consolidated Statements of Comprehensive Income, Three Months Ended March 31, 2014 and 2013	3

		Consolidated Statements of Changes in Stockholders' Equity, Three Months Ended March 31, 2014 and 2013	3

		Consolidated Statements of Cash Flows, Three Months Ended March 31, 2014 and 2013	4

		Notes to Consolidated Financial Statements	5-17

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4.	Controls and Procedures	27

PART II.	Other Information		28

SIGNATURES			29

EXHIBITS
	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer		30
	31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer		31
	32.1 Section 1350 Certifications		32
	101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	March 31,
	2014	December 31,
(Dollars in thousands)	(unaudited)	2013

ASSETS

Cash and non-interest bearing balances in financial institutions	$9,709	$11,758
Interest bearing balances in financial institutions	21,094	9,256
Federal funds sold	91	110
Total cash and cash equivalents	30,894	21,124

Securities available-for-sale	198,200	194,296
Loans held-for-sale	1,693	136
Loans receivable	453,045	437,821
Less: allowance for loan losses	(7,443)	(7,189)
Net loans receivable	445,602	430,632
Federal Home Loan Bank stock	3,967	3,086
Accrued interest receivable	2,565	2,480
Premises and equipment	17,129	17,260
Foreclosed real estate	1,119	1,084
Cash value of bank owned life insurance	16,499	16,396
Other assets	5,928	6,959

Total assets	$723,596	$693,453

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$82,760	$73,430
Interest bearing	509,044	499,463
Total	591,804	572,893
Repurchase agreements	15,940	14,031
Borrowed funds	38,248	30,898
Accrued expenses and other liabilities	7,849	8,870

Total liabilities	653,841	626,692

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: March 31, 2014 - 2,900,877	361	361
December 31, 2013 - 2,897,202
shares outstanding: March 31, 2014 - 2,844,839
December 31, 2013 - 2,841,164
Additional paid in capital	5,244	5,229
Accumulated other comprehensive income	(1,350)	(3,151)
Retained earnings	66,697	65,519
Treasury stock, common shares at cost: March 31, 2014 - 56,038
December 31, 2013 - 56,038	(1,197)	(1,197)

Total stockholders' equity	69,755	66,761

Total liabilities and stockholders' equity	$723,596	$693,453

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2014	2013
Interest income:
Loans receivable
Real estate loans	$4,071	$4,205
Commercial loans	820	795
Consumer loans	4	6
Total loan interest	4,895	5,006

Securities	1,388	1,251
Other interest earning assets	5	6
	1,393	1,257

Total interest income	6,288	6,263

Interest expense:
Deposits	275	303
Repurchase agreements	15	17
Borrowed funds	126	142

Total interest expense	416	462

Net interest income	5,872	5,801
Provision for loan losses	245	135

Net interest income after provision for loan losses	5,627	5,666

Noninterest income:
Fees and service charges	594	591
Wealth management operations	378	367
Gain on sale of securities, net	350	128
Increase in cash value of bank owned life insurance	102	87
Gain on sale of loans held-for-sale, net	75	159
Gain on foreclosed real estate, net	12	17
Other	16	14

Total noninterest income	1,527	1,363

Noninterest expense:
Compensation and benefits	2,646	2,642
Occupancy and equipment	790	782
Data processing	276	240
Marketing	118	108
Federal deposit insurance premiums	91	122
Other	908	901

Total noninterest expense	4,829	4,795

Income before income tax expenses	2,325	2,234
Income tax expenses	521	564

Net income	$1,804	$1,670

Earnings per common share:
Basic	$0.63	$0.59
Diluted	$0.63	$0.59

Dividends declared per common share	$0.22	$0.19

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2014	2013

Net income	$1,804	$1,670

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains/(losses) arising during the period	3,081	(843)
Less: reclassification adjustment for gains included in net income	(350)	(128)
Net securities gain/(loss) during the period	2,731	(971)
Tax effect	(929)	336
Net of tax amount	1,802	(635)

Net change in unrecognized gain on postretirement benefit:
Amortization of net actuarial gain	(1)	(2)
Net loss during the period	(1)	(2)
Tax effect	-	-
Net of tax amount	(1)	(2)
Other comprehensive (loss)/gain, net of tax	1,801	(637)

Comprehensive income, net of tax	$3,605	$1,033

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2014	2013

Balance at beginning of period	$66,761	$67,651

Comprehensive income:
Net income	1,804	1,670
Net unrealized change on securities
available-for-sale, net of reclassifications and tax effects	1,802	(635)
Amortization of unrecognized gain on postretirement benefit	(1)	(2)
Comprehensive income, net of tax	3,605	1,033

Stock based compensation expense	15	6
Sale of treasury stock	-	22
Stock repurchase	-	(57)
Cash dividends	(626)	(540)

Balance at end of period	$69,755	$68,115

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,804	$1,670
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Origination of loans for sale	(5,007)	(4,755)
Sale of loans originated for sale	3,522	5,081
Depreciation and amortization, net of accretion	479	557
Amortization of mortgage servicing rights	21	36
Stock based compensation expense	15	6
Gain on sale of securities, net	(350)	(128)
Gain on sale of loans held-for-sale, net	(75)	(159)
Gain on foreclosed real estate, net	(12)	(17)
Provision for loan losses	245	135
Net change in:
Interest receivable	(85)	116
Other assets	56	526
Accrued expenses and other liabilities	(1,021)	(896)
Total adjustments	(2,212)	502
Net cash - operating activities	(408)	2,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	4,996	13,515
Proceeds from sales of securities available-for-sale	21,559	2,983
Purchases of securities available-for-sale	(27,488)	(20,525)
Loan participations purchased	(427)	-
Net change in loans receivable	(14,811)	(4,249)
Proceeds from sales of foreclosed real estate	-	90
Purchase of Federal Home Loan Bank Stock	(881)	-
Purchase of premises and equipment, net	(211)	(101)
Increase in cash value of bank owned life insurance	(103)	(87)
Net cash - investing activities	(17,366)	(8,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	18,911	(4,055)
Proceeds from FHLB advances	45,000	11,000
Repayment of FHLB advances	(37,000)	(10,000)
Change in other borrowed funds	1,259	460
Proceeds from sale of treasury stock	-	22
Common stock repurchased	-	(57)
Dividends paid	(626)	(539)
Net cash - financing activities	27,544	(3,169)
Net change in cash and cash equivalents	9,770	(9,371)
Cash and cash equivalents at beginning of period	21,124	33,751
Cash and cash equivalents at end of period	$30,894	$24,380

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$416	$466
Income taxes	-	-
SUPPLEMENTAL NONCASH INFORMATION:
Transfers from loans to foreclosed real estate	$35	$95

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2014 and December 31, 2013, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity, and cash flows for the three months ended March 31, 2014 and 2013. The income reported for the three month period ended March 31, 2014 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross	Estimated
(Dollars in thousands)	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2014
U.S. government sponsored entities	$12,500	$-	$(287)	$12,213
Collateralized mortgage obligations and residential mortgage-backed securities	104,018	795	(1,385)	103,428
Municipal securities	78,572	2,249	(692)	80,129
Collateralized debt obligations	5,208	-	(2,778)	2,430
Total securities available-for-sale	$200,298	$3,044	$(5,142)	$198,200

December 31, 2013
U.S. government sponsored entities	$18,997	$-	$(637)	$18,360
Collateralized mortgage obligations and residential mortgage-backed securities	101,056	1,181	(1,922)	100,315
Municipal securities	73,864	1,499	(1,710)	73,653
Collateralized debt obligations	5,208	-	(3,240)	1,968
Total securities available-for-sale	$199,125	$2,680	$(7,509)	$194,296

The fair value of available-for-sale debt securities at March 31, 2014 by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-sale
(Dollars in thousands)	Estimated
	Fair	Tax-Equivalent
March 31, 2014	Value	Yield (%)
Due in one year or less	$1,264	6.55
Due from one to five years	16,693	3.25
Due from five to ten years	23,148	5.18
Due over ten years	53,667	4.75
Collateralized mortgage obligations and residential mortgage-backed securities	103,428	2.68
Total	$198,200	3.61

Sales of available-for-sale securities were as follows for the three months ended:

	March 31,	March 31,
(Dollars in thousands)	2014	2013

Proceeds	$21,559	$2,983
Gross gains	621	128
Gross losses	(271)	-

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)	Unrealized gain/(loss)
Beginning balance, December 31, 2013	$(3,209)
Current period change	1,802
Ending balance, March 31, 2014	$(1,407)

Securities with carrying values of approximately $31,842,000 and $31,231,000 were pledged as of March 31, 2014 and December 31, 2013, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at March 31, 2014 and December 31, 2013 not recognized in income are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2014
U.S. government sponsored entities	$12,213	$(287)	$-	$-	$12,213	$(287)
Collateralized mortgage obligations and residential mortgage-backed securities	56,642	(1,276)	1,833	(109)	58,475	(1,385)
Municipal securities	17,848	(516)	2,602	(176)	20,450	(692)
Collateralized debt obligations	-	-	2,430	(2,778)	2,430	(2,778)
Total temporarily impaired	$86,703	$(2,079)	$6,865	$(3,063)	$93,568	$(5,142)
Number of securities		78		13		91

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
U.S. government sponsored entities	$18,360	$(637)	$-	$-	$18,360	$(637)
Collateralized mortgage obligations and residential mortgage-backed securities	62,748	(1,922)	-	-	62,748	(1,922)
Municipal securities	27,890	(1,571)	1,478	(139)	29,368	(1,710)
Collateralized debt obligations	-	-	1,968	(3,240)	1,968	(3,240)
Total temporarily impaired	$108,998	$(4,130)	$3,446	$(3,379)	$112,444	$(7,509)
Number of securities		117		8		125

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

Note 4 - Loans Receivable

Year end loan receivables are summarized below:

	(Dollars in thousands)
	March 31, 2014	December 31, 2013
Loans secured by real estate:
Construction and land development	$23,229	$21,462
Residential, including home equity	161,794	161,932
Commercial real estate and other dwelling	183,702	175,160
Total loans secured by real estate	368,725	358,554
Consumer loans	265	237
Commercial business	61,275	57,790
Government and other	23,114	21,587
Subtotal	453,379	438,168
Less:
Net deferred loan origination fees	(234)	(252)
Undisbursed loan funds	(100)	(95)
Loan receivables	$453,045	$437,821

			Commercial Real
			Estate,
			Construction &
	Residential Real		Land	Commercial
	Estate, Including		Development, and	Participations	Commercial	Government
(Dollars in thousands)	Home Equity	Consumer Loans	Other Dwellings	Purchased	Business Loans	Loans	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2014:

Allowance for loan losses:
Beginning Balance	$1,444	$12	$4,789	$31	$859	$54	$7,189
Charge-offs	(2)	(7)	-	-	-	-	(9)
Recoveries	2	1	11	2	2	-	18
Provisions	4	11	169	8	46	7	245
Ending Balance	$1,448	$17	$4,969	$41	$907	$61	$7,443

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2013:

Allowance for loan losses:
Beginning Balance	$1,024	$19	$4,550	$1,608	$1,220	$-	$8,421
Charge-offs	-	(3)	(40)	-	(170)	-	(213)
Recoveries	-	2	-	-	2	-	4
Provisions	23	(1)	(11)	106	(1)	19	135
Ending Balance	$1,047	$17	$4,499	$1,714	$1,051	$19	$8,347

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at March 31, 2014:

Ending balance: individually evaluated for impairment	$12	$-	$1,683	$-	$19	$-	$1,714

Ending balance: collectively evaluated for impairment	$1,436	$17	$3,286	$41	$888	$61	$5,729

LOAN RECEIVABLES
Ending balance	$161,539	$262	$205,231	$1,700	$61,199	$23,114	$453,045

Ending balance: individually evaluated for impairment	$669	$-	$8,338	$-	$527	$-	$9,534

Ending balance: collectively evaluated for impairment	$160,870	$262	$196,893	$1,700	$60,672	$23,114	$443,511

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2013:

Ending balance: individually evaluated for impairment	$16	$-	$1,657	$-	$30	$-	$1,703

Ending balance: collectively evaluated for impairment	$1,428	$12	$3,132	$31	$829	$54	$5,486

LOAN RECEIVABLES
Ending balance	$161,664	$232	$195,349	$1,273	$57,716	$21,587	$437,821

Ending balance: individually evaluated for impairment	$887	$-	$8,446	$-	$534	$-	$9,867

Ending balance: collectively evaluated for impairment	$160,777	$232	$186,903	$1,273	$57,182	$21,587	$427,954

The Bancorp's credit quality indicators, are summarized below at March 31, 2014 and December 31, 2013:

		(Dollars in thousands)
		Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
		Commercial Real Estate, Construction						Government
		& Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Loans
Loan Grades		2014	2013	2014	2013	2014	2013	2014	2013
2	Moderate risk	$-	$-	$-	$-	$4,117	$4,279	$-	$-
3	Acceptable risk	161,201	150,303	1,410	1,013	45,335	41,474	23,114	21,587
4	Pass/monitor	32,144	33,153	186	260	11,042	11,173	-	-
5	Special mention (watch)	3,358	3,348	104	-	154	88	-	-
6	Substandard	8,528	8,545	-	-	551	702	-	-
7	Doubtful	-	-	-	-	-	-	-	-
	Total	$205,231	$195,349	$1,700	$1,273	$61,199	$57,716	$23,114	$21,587

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate,
	Including Home Equity		Consumer Loans
	2014	2013	2014	2013
Performing	$158,160	$158,963	$262	$232
Non-performing	3,379	2,701	-	-
Total	$161,539	$161,664	$262	$232

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

No loans were modified in a troubled debt restructuring, nor have any previous troubled debt restructurings subsequently defaulted, during the quarters ended March 31, 2014 or 2013.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the three months ended
	As of March 31, 2014			March 31, 2014
		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	568	568	-	593	9
Commercial participations purchased	-	-	-	-	-
Commercial business loans	311	311	-	270	2
With an allowance recorded:
Residential real estate, including home equity	669	681	12	778	9
Commercial real estate, construction & land development, and other dwellings	7,770	7,770	1,683	7,800	74
Commercial participations purchased	-	-	-	-	-
Commercial business loans	216	484	19	261	-
Total:
Residential real estate, including home equity	$669	$681	$12	$778	$9
Commercial real estate, construction & land development, and other dwellings	$8,338	$8,338	$1,683	$8,393	$83
Commercial participations purchased	$-	$-	$-	$-	$-
Commercial business loans	$527	$795	$19	$531	$2

				For the three months ended
	As of December 31, 2013			March 31, 2013
		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$6
Commercial real estate, construction & land development, and other dwellings	617	617	-	681	73
Commercial participations purchased	-	-	-	5,856	-
Commercial business loans	228	228	-	972	3
With an allowance recorded:
Residential real estate, including home equity	887	899	16	777	-
Commercial real estate, construction & land development, and other dwellings	7,829	7,829	1,657	10,079	7
Commercial participations purchased	-	-	-	189	18
Commercial business loans	306	574	30	802	1
Total:
Residential real estate, including home equity	$887	$899	$16	$777	$6
Commercial real estate, construction & land development, and other dwellings	$8,446	$8,446	$1,657	$10,760	$80
Commercial participations purchased	$-	$-	$-	$6,045	$18
Commercial business loans	$534	$802	$30	$1,774	$4

The Bancorp's age analysis of past due loans is summarized below:

		(Dollars in thousands)
							Recorded
							Investments
							Greater than
	30-59 Days Past	60-89 Days Past	Greater Than 90				90 Days and
	Due	Due	Days Past Due	Total Past Due	Current	Total Loans	Accruing
March 31, 2014
Residential real estate, including home equity	$3,969	$912	$2,950	$7,831	$153,708	$161,539	$568
Consumer loans	-	-	-	-	262	262	-
Commercial real estate, construction & land development, and other dwellings	1,083	45	3,144	4,272	200,959	205,231	-
Commercial participations purchased	-	-	-	-	1,700	1,700	-
Commercial business loans	300	54	444	798	60,401	61,199	-
Government loans	-	-	-	-	23,114	23,114	-
Total	$5,352	$1,011	$6,538	$12,901	$440,144	$453,045	$568

December 31, 2013
Residential real estate, including home equity	$3,721	$1,090	$1,502	$6,313	$155,351	$161,664	$174
Consumer loans	1	-	-	1	231	232	-
Commercial real estate, construction & land development, and other dwellings	1,083	2,626	768	4,477	190,872	195,349	-
Commercial participations purchased	-	-	-	-	1,273	1,273	-
Commercial business loans	1,032	25	447	1,504	56,212	57,716	-
Government loans	-	-	-	-	21,587	21,587	-
Total	$5,837	$3,741	$2,717	$12,295	$425,526	$437,821	$174

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2014	2013
Residential real estate, including home equity	$2,811	$2,526
Consumer loans	-	-
Commercial real estate, construction & land development, and other dwellings	3,182	807
Commercial participations purchased	-	-
Commercial business loans	444	447
Government loans	-	-
Total	$6,437	$3,780

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2014	2013
Residential real estate	$129	$94
Commercial real estate and other dwellings	716	716
Construction and land development	274	274
Total	$1,119	$1,084

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

Note 7 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2014	2013
Basic earnings per common share:
Net income as reported	$1,804	$1,670
Weighted average common shares outstanding	2,843,573	2,839,985
Basic earnings per common share	$0.63	$0.59
Diluted earnings per common share:
Net income as reported	$1,804	$1,670
Weighted average common shares outstanding	2,843,573	2,839,985
Add: Dilutive effect of assumed stock option exercises	-	-
Weighted average common and dilutive potential common shares outstanding	2,843,573	2,839,985
Diluted earnings per common share	$0.63	$0.59

Note 8 - Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock awards.

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended March 31, 2014, stock based compensation expense of $15 thousand was recorded, compared to $6 thousand for the three months ended March 31, 2013. It is anticipated that current outstanding vested and unvested options and awards will result in additional compensation expense of approximately $44 thousand in 2014 and $57 thousand in 2015.

There were no incentive stock options granted during the first three months of 2014 or 2013. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. A summary of incentive option activity under the Bancorp’s incentive stock option plan for the three months ended March 31, 2014 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Incentive options	Shares	Price	Term	Value
Outstanding at January 1, 2014	6,350	$29.82
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(5,600)	$30.00
Outstanding at March 31, 2014	750	$28.50	3.9	-
Exercisable at March 31, 2014	750	$28.50	3.9	-

There were 3,675 shares of restricted stock granted during the first three months of 2014 compared to 3,950 shares granted during the first three months of 2013. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option plan for the three months ended March 31, 2014 follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Restricted stock	Shares	Price	Fair Value	Value
Nonvested at January 1, 2014	11,100	$21.54	$21.54	$55,408
Granted	3,675	26.50	26.50	110
Vested	-	-	-	-
Forfeited	-	-	-	-
Nonvested at March 31, 2014	14,775	$22.77	$22.77	$55,518

Note 9 - Adoption of New Accounting Standards

Update Number 2014-04 – Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This amendment is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for the Bancorp for annual periods and interim periods within those annual periods beginning after December 15, 2014.

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

For the quarter ended March 31, 2014, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, and bank call reports filed with the FDIC and the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment during the quarter ended March 31, 2014.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2013	$271
Additions not previously recognized	-
Ending balance, March 31, 2014	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of March 31, 2014:

(Dollars in thousands)
Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Book value	$1,257	$1,296	$1,303	$1,352
Fair value	$533	$492	$839	$566
Unrealized gains/(losses)	($724)	($804)	($464)	($786)
Lowest credit rating assigned	CC	C	BB	CC
Number of performing banks	51	29	55	46
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	17	9	1	3
Number of issuers in deferral	12	4	10	7
Defaults & deferrals as a % of performing collateral	45.04%	29.24%	17.22%	22.89%
Subordination:
As a % of performing collateral	3.13%	-6.04%	40.59%	22.09%
As a % of performing collateral - adjusted for projected future defaults	-4.39%	-15.77%	36.80%	17.38%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.40%	2.80%	2.00%	1.90%
Year 2 - issuer average	2.40%	2.80%	2.00%	1.90%
Year 3 - issuer average	2.40%	2.80%	2.00%	1.90%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At March 31, 2014, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At March 31, 2014, three of the trust preferred securities with a cost basis of $3.9 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2014. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2014 Using
		Quoted Prices in
(Dollars in thousands)	Estimated	Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$12,213	$-	$12,213	$-
Collateralized mortgage obligations and residential mortgage-backed securities	103,428	-	103,428	-
Municipal securities	80,129	-	80,129	-
Collateralized debt obligations	2,430	-	-	2,430
Total securities available-for-sale	$198,200	$-	$195,770	$2,430

		Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in
(Dollars in thousands)	Estimated	Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$18,360	$-	$18,360	$-
Collateralized mortgage obligations and residential mortgage-backed securities	100,315	-	100,315	-
Municipal securities	73,653	-	73,653	-
Collateralized debt obligations	1,968	-	-	1,968
Total securities available-for-sale	$194,296	$-	$192,328	$1,968

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Dollars in thousands)	(Level 3)
Available-for-sale securities
Beginning balance, December 31, 2013	$1,968
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	-
Included in other comprehensive income	462
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, March 31, 2014	$2,430

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2014 Using
		Quoted Prices in
(Dollars in thousands)	Estimated	Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,820	$-	$-	$7,820
Foreclosed real estate	1,119	-	-	1,119

		Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in
(Dollars in thousands)	Estimated	Active Markets for	Significant Other	Significant
	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$8,164	$-	$-	$8,164
Foreclosed real estate	1,084	-	-	1,084

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment of impaired loans was $9.5 million and the related specific reserves totaled $1.7 million, resulting in a fair value of impaired loans totaling $7.8 million, at March 31, 2014. The recorded investment of impaired loans was $9.9 million and the related specific reserves totaled $1.7 million, resulting in a fair value of impaired loans totaling $8.2 million, at December 31, 2013. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	March 31, 2014		Estimated Fair Value Measurements at March 31, 2014 Using
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets for	Other Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$30,894	$30,894	$30,894	$-	$-
Securities available-for-sale	198,200	198,200	-	195,770	2,430
Loans held-for-sale	1,693	1,712	1,712	-	-
Loans receivable, net	445,602	441,526	-	-	441,526
Federal Home Loan Bank stock	3,967	3,967	-	3,967	-
Accrued interest receivable	2,565	2,565	-	2,565	-

Financial liabilities:
Non-interest bearing deposits	82,760	82,760	82,760	-	-
Interest bearing deposits	509,044	509,063	349,178	159,885	-
Repurchase agreements	15,940	15,954	10,085	5,869	-
Borrowed funds	38,248	38,261	148	38,113	-
Accrued interest payable	47	47	-	47	-

	December 31, 2013		Estimated Fair Value Measurements at December 31, 2013 Using
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets for	Other Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$21,124	$21,124	$21,124	$-	$-
Securities available-for-sale	194,296	194,296	-	192,328	1,968
Loans held-for-sale	136	138	138	-	-
Loans receivable, net	430,632	427,719	-	-	427,719
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,480	2,480	-	2,480	-

Financial liabilities:
Non-interest bearing deposits	73,430	73,430	73,430	-	-
Interest bearing deposits	499,463	499,470	343,847	155,623	-
Repurchase agreements	14,031	14,043	8,042	6,001	-
Borrowed funds	30,898	30,956	799	30,157	-
Accrued interest payable	47	47	-	47	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended March 31, 2014 and December 31, 2013:

Cash and cash equivalents carrying amounts approximate fair value. The fair values of securities available-for-sale are obtained from broker pricing (Level 2), with the exception of collateralized debt obligations, which are valued by a third-party specialist (Level 3). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 1). The estimated fair value for net loans receivable is based on estimates of the rate the Bancorp would charge for similar such loans, applied for the time period until estimated repayment, in addition to appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 3). Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer the security. Fair value of accrued interest receivable and payable approximates book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

Non-interest and interest bearing deposits, which include checking, savings, and money market deposits, are estimated to have fair values based on the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit (included in interest bearing deposits) are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). Estimated fair values for short-term repurchase agreements, which represent sweeps from demand deposits to accounts secured by pledged securities, are estimated based on the amount payable as of the reporting date (Level 1). Longer-term repurchase agreements, with contractual maturity dates of three months or more, are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). Short-term borrowings are generally only held overnight, therefore, their carrying amount is a reasonable estimate of fair value (Level 1). The fair value of FHLB Advances (included in borrowed funds) are estimated by discounting the future cash flows using quoted rates from the FHLB for similar advances with similar maturities (Level 2). The estimated fair value of other financial instruments, and off-balance sheet loan commitments, approximate cost and are not considered significant to this presentation.

Note 11 - Acquisition Activity

On December 20, 2013, the Bancorp announced that its bank subsidiary, Peoples Bank, signed a definitive agreement (the "Agreement") to acquire First Federal Savings and Loan Association of Hammond ("First Federal"), a federal mutual savings association headquartered in Hammond, Indiana. Pursuant to the Agreement, Peoples Bank was to acquire First Federal by merging First Federal with and into Peoples Bank immediately following First Federal's voluntary supervisory conversion to stock form. Peoples Bank was not required to issue or pay any shares, cash, or other consideration in the merger. The Agreement sets forth the terms and conditions of Peoples Banks' acquisition of First Federal.

On April 1, 2014, Peoples Bank, a subsidiary of the Bancorp, has successfully completed the previously announced acquisition of First Federal. First Federal has a home office and branch office in Lake County, Indiana, and is adding approximately $36.4 million in assets to the Bank, based on First Federal’s December 31, 2013 financial statements.

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

At March 31, 2014, the Bancorp had total assets of $723.6 million, total loans of $445.6 million and total deposits of $591.8 million. Stockholders' equity totaled $69.8 million or 9.64% of total assets, with a book value per share of $24.52. Net income for the quarter ended March 31, 2014, was $1.8 million, or $0.63 earnings per common share for both basic and diluted calculations. For the quarter ended March 31, 2014, the return on average assets (ROA) was 1.01%, while the return on average stockholders’ equity (ROE) was 10.11%.

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

The impact of the evolving regulatory environment on our business and operations depends upon final implementing regulations and guidance issued by the regulatory agencies, the actions of our competitors and other marketplace participants, and the behavior of consumers. Regulatory actions could require us to limit or change our business practices, limit our ability to pursue business opportunities, limit our product offerings, require continued investment of management time and resources in compliance efforts, limit fees we can charge for services, require us to meet more stringent capital, liquidity, and leverage ratio requirements (including those under Basel III, as discussed below), increase costs, impact the value of our assets, or otherwise adversely affect our business.

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

Volker Rule. In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. In this regard, the final Volcker Rule prohibits banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rule is intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Volcker Rule also requires each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final Volcker Rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the rule apply to banking entities of any size, including the Bancorp and the Bank. The final rule became effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The Bancorp continues to evaluate the implications of the final Volcker Rule on its investments and does not expect any material financial implications.

Under the final Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TruPS”) as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The Bancorp currently does not have any impermissible holdings of TruPS CDOs under the interim rule, and therefore, will not be required to divest any such investments or change their accounting treatment.

Acquisition Activity. On December 20, 2013, the Bancorp announced that the Bank signed a definitive agreement (the "Agreement") to acquire First Federal Savings and Loan Association of Hammond ("First Federal"), a federal mutual savings association headquartered in Hammond, Indiana. Pursuant to the Agreement, the Bank was to acquire First Federal by merging First Federal with and into the Bank immediately following First Federal's voluntary supervisory conversion to stock form. The Bank was not required to issue or pay any shares, cash, or other consideration in the merger. On April 1, 2014, the Bank successfully completed the acquisition of First Federal. First Federal has a home office and branch office in Lake County, Indiana, and is adding approximately $36.4 million in assets to the Bank, based on First Federal’s December 31, 2013 financial statements.

Financial Condition

During the three months ended March 31, 2014, total assets increased by $30.1 million (4.3%), with interest-earning assets increasing by $33.4 million (5.2%). At March 31, 2014, interest-earning assets totaled $678.1 million compared to $644.7 million at December 31, 2013. Earning assets represented 93.7% of total assets at March 31, 2014, compared to 93.0% at December 31, 2013.

Loans receivable totaled $445.6 million at March 31, 2014, compared to $430.6 million at December 31, 2013. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	March 31,
	2014		December 31,
(Dollars in thousands)	(unaudited)		2013
	Balance	% Loans	Balance	% Loans

Construction & land development	$23,229	5.1%	$21,462	4.9%
1-4 first liens	140,051	30.9%	141,186	32.2%
Multifamily	32,373	7.1%	30,782	7.0%
Commercial real estate	151,329	33.4%	144,378	33.0%
Commercial business	61,199	13.5%	57,716	13.2%
1-4 Junior Liens	1,117	0.2%	1,186	0.3%
HELOC	18,060	4.0%	16,903	3.9%
Lot loans	2,311	0.5%	2,389	0.5%
Consumer	262	0.1%	232	0.1%
Government and other	23,114	5.2%	21,587	4.9%
Total loans	$453,045	100.0%	$437,821	100.0%

Adjustable rate loans / total loans	$273,737	60.4%	$261,329	59.7%

	March 31,
	2014	December 31,
	(unaudited)	2013

Total loans to total assets	62.6%	63.1%
Total loans to earning assets	66.8%	67.9%
Total loans to total deposits	76.6%	76.4%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the three months ended March 31, 2014, the Bancorp sold $3.5 million in newly originated fixed rate mortgage loans, compared to $5.1 million during the three months ended March 31, 2013. Net gains realized from the mortgage loan sales totaled $75 thousand for the three months ended March 31, 2014, compared to $159 thousand for the three months ended March 31, 2013. At March 31, 2014, the Bancorp had $1.7 million in loans that were classified as held for sale, compared to $136 thousand at December 31, 2013.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $7.0 million at March 31, 2014, compared to $4.0 million at December 31, 2013, an increase of $3.0 million or 75%. The increase in non-performing loans for the first three months of 2014 is primarily the result of the addition of one commercial real estate loan and twelve residential real estate loans. The ratio of non-performing loans to total loans was 1.55% at March 31, 2014, compared to 0.90% at December 31, 2013. The ratio of non-performing loans to total assets was 0.97% at March 31, 2014, compared to 0.57% at December 31, 2013. At March 31, 2014, all non-performing loans are also accounted for on a non accrual basis, except for four loans totaling $568 thousand that were classified as accruing and more than 90 days past due.

Loans internally classified as substandard totaled $12.4 million at March 31, 2014, compared to $12.2 million at December 31, 2013 an increase of $202 thousand or 1.7%. The current level of substandard loans is concentrated in one accruing commercial real estate hotel loan in the amount of $4.7 million, which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2014 or December 31, 2013. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $8.7 million at March 31, 2014, compared to $7.5 million at December 31, 2013 an increase of $1.2 million or 16.0%. The increase in watch loans is related to the downgrades of residential and commercial real estate.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At March 31, 2014, impaired loans totaled $9.5 million, compared to $9.9 million at December 31, 2013 a decrease of $333 thousand or 3.4%. The decrease in impaired loans for the first three months of 2014 is primarily the result of the payoff of one development loan. The March 31, 2014, impaired loan balances consist of nine commercial real estate and commercial business loans totaling $8.9 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, six mortgage loans totaling $669 thousand, which are troubled debt restructurings, have also been classified as impaired. The March 31, 2014, as well as the December 31, 2013, ALL contained $1.7 million in specific allowances for specific reserves on impaired loans. There were no other loans considered to be impaired loans as of March 31, 2014. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At March 31, 2014, the Bancorp classified ten loans totaling $9.0 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one commercial real estate hotel loan in the amount of $4.7 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $2.4 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in the amount of $530 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; one development loan in the amount of $690 thousand for which credit underwriting concessions were granted; and six mortgage loans totaling $669 thousand, for which maturity dates were materially extended. At March 31, 2014, $5.7 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At March 31, 2014, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the three months ended March 31, 2014, $245 thousand in provisions to the ALL were required, compared to $135 thousand for the three months ended March 31, 2013, an increase of $110 thousand or 81.5%. The ALL provision increase for the current three month period is primarily a result of increased originations and overall loan portfolio growth. For the three months ended March 31, 2014, recoveries, net of charge-offs, totaled $9 thousand, compared to charge-offs, net of recoveries of $209 thousand for the three months ended March 31, 2013. The net loan recoveries for 2014 were comprised of $2 thousand in commercial business loans, $13 thousand in commercial real estate loans, and charge-offs of $6 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.64% at March 31, 2014, compared to 1.64% at December 31, 2013. The ALL to non-performing loans (coverage ratio) was 106.25% at March 31, 2014, compared to 181.82% at December 31, 2013. The March 31, 2014 balance in the ALL account of $7.4 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At March 31, 2014, foreclosed real estate totaled $1.12 million, which was comprised of ten properties, compared to $1.08 million and nine properties at December 31, 2013. One residential real estate loan was the primary cause for the increase. Net gains from foreclosed real estate totaled $12 thousand for the three months ended March 31, 2014, and were the result of proceeds received from a foreclosed property previously sold. At the end of March 2014 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $198.2 million at March 31, 2014, compared to $194.3 million at December 31, 2013, an increase of $3.9 million (2.0%). The increase in the securities portfolio is a result of continued market opportunities. At March 31, 2014, the securities portfolio represented 29.2% of interest-earning assets and 27.4% of total assets compared to 30.1% of interest-earning assets and 28.0% of total assets at December 31, 2013. The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,
	2014		December 31,
(Dollars in thousands)	(unaudited)		2013
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$12,213	6.2%	$18,360	9.4%
Collateralized mortgage obligations and residential mortgage-backed securities	103,428	52.2%	100,315	51.6%
Municipal securities	80,129	40.4%	73,653	37.9%
Collateralized debt obligations	2,430	1.2%	1,968	1.1%
Total securities available-for-sale	$198,200	100.0%	$194,296	100.0%

	March 31,
	2014	December 31,	YTD
(Dollars in thousands)	(unaudited)	2013	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$21,094	$9,256	$11,838	127.9%
Fed funds sold	91	110	(19)	-17.3%
Federal Home Loan Bank stock	3,967	3,086	881	28.5%

The increase in interest bearing balances in financial institutions is primarily a result of cash from sales from the securities portfolio that are in the process of being reinvested. Federal Home Loan Bank stock increased as a result of additional use of Federal Home Loan Bank’s advances during the period ended March 31, 2014.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,
	2014	December 31,	YTD
(Dollars in thousands)	(unaudited)	2013	Change
	Balance	Balance	$	%

Checking	$198,263	$196,729	$1,534	0.8%
Savings	89,581	84,460	5,121	6.1%
Money market	144,094	136,088	8,006	5.9%
Certificates of deposit	159,866	155,616	4,250	2.7%
Total deposits	$591,804	$572,893	$18,911	3.3%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	March 31,
	2014	December 31,	YTD
(Dollars in thousands)	(unaudited)	2013	Change
	Balance	Balance	$	%

Repurchase agreements	$15,940	$14,031	$1,909	13.6%
Borrowed funds	38,248	30,898	7,350	23.8%
Total borrowed funds	$54,188	$44,929	$9,259	20.6%

Repurchase agreements increased as a result of growth in the Bancorp’s business sweep accounts. Borrowed funds increased as loan origination and security portfolio opportunities were greater than deposit funding.

Liquidity and Capital Resources

For the Bancorp, liquidity management refers to the ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, and pay dividends and operating expenses. Because profit and liquidity are often conflicting objectives, management attempts to maximize the Bank’s net interest margin by making adequate, but not excessive, liquidity provisions. Furthermore, funds are managed so that future profits will not be significantly impacted as funding costs increase.

Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in financial institutions, and the purchase, sale, and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bancorp utilizes borrowings (i.e., repurchase agreements, FHLB advances and federal funds purchased) as a source of funds.

During the three months ended March 31, 2014, cash and cash equivalents increased by $9.8 million compared to a $9.4 million decrease for the three months ended March 31, 2013. The primary sources of cash and cash equivalents were proceeds from maturities, pay downs, calls, and sales of available-for-sale securities, proceeds from FHLB advances, and repayments of loan receivables. The primary uses of cash and cash equivalents were the purchase of securities, loan originations, repayment of FHLB advances, and the payment of common stock dividends. Cash used by operating activities totaled $408 thousand for the three months ended March 31, 2014, compared to cash provided of $2.2 million for the three month period ended March 31, 2013. The decrease in cash from operating activities was primarily a result of increased origination of loans held for sale. Cash outflows from investing activities totaled $17.4 million for the current period, compared to cash outflows of $8.4 million for the three months ended March 31, 2013. The increased cash outflows for the current three months were primarily related to increased loan originations, increased securities purchases, and less pay downs and maturities from securities. Net cash inflows from financing activities totaled $27.5 million during the current period compared to net cash outflows of $3.2 million for the three months ended March 31, 2013. The increase in net cash inflows from financing activities was a result of net deposit and borrowing inflows. On a cash basis, the Bancorp paid dividends on common stock of $626 thousand for the three months ended March 31, 2014 and $539 thousand for the three months ended March 31, 2013.

At March 31, 2014, outstanding commitments to fund loans totaled $82.9 million. Approximately 51.7% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $9.4 million at March 31, 2014. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2014, stockholders' equity increased by $3.0 million (4.5%). During the three months ended March 31, 2014, stockholders’ equity was primarily increased by net income of $1.8 million and change in the valuation of available-for-sale securities of $1.8 million. Decreasing stockholders’ equity was the declaration of $626 thousand in cash dividends. On April 18, 2000 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase program does not expire and is only limited by the number of shares that can be purchased. No shares were repurchased during the first quarter of 2014. As of March 31, 2014, the Bancorp has repurchased 43,812 shares of its outstanding common stock under the program at an average price per share of $22.64.

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

The following table shows that, at March 31, 2014, and December 31, 2013, the Bancorp’s capital exceeded all regulatory capital requirements. During the three months ended March 31, 2014, the Bancorp’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $26.7 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both March 31, 2014 and December 31, 2013. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$76.5	15.2%	$40.2	8.0%	$50.2	10.0%
Tier 1 capital to risk-weighted assets	$70.2	14.0%	$20.1	4.0%	$30.1	6.0%
Tier 1 capital to adjusted average assets	$70.2	9.9%	$21.3	3.0%	$35.5	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$75.0	15.6%	$38.5	8.0%	$48.2	10.0%
Tier 1 capital to risk-weighted assets	$69.0	14.3%	$19.3	4.0%	$28.9	6.0%
Tier 1 capital to adjusted average assets	$69.0	10.0%	$20.8	3.0%	$34.6	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2014, without the need for qualifying for an exemption or prior DFI approval is $9.4 million plus 2014 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On February 28, 2014, the Board of Directors of the Bancorp declared a first quarter dividend of $0.22 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 4, 2014.

Results of Operations - Comparison of the Quarter Ended March 31, 2014 to the Quarter Ended March 31, 2013

For the quarter ended March 31, 2014, the Bancorp reported net income of $1.8 million, compared to net income of $1.7 million for the quarter ended March 31, 2013, an increase of $134 thousand (8.0%). For the current quarter the ROA was 1.01%, compared to 0.97% for the quarter ended March 31, 2013. The ROE was 10.11% for the quarter ended March 31, 2014, compared to 9.52% for the quarter ended March 31, 2013.

Net interest income for the three months ended March 31, 2014 was $5.9 million, an increase of $71 thousand (1.2%), compared to $5.8 million for the quarter ended March 31, 2013. The weighted-average yield on interest-earning assets was 3.79% for the three months ended March 31, 2014, compared to 3.86% for the three months ended March 31, 2013. The weighted-average cost of funds for the quarter ended March 31, 2014, was 0.27%, compared to 0.30% for the quarter ended March 31, 2013. The impact of the 3.79% return on interest earning assets and the 0.27% cost of funds resulted in an interest rate spread of 3.52% for the current quarter, compared to 3.56% for the quarter ended March 31, 2013. During the current quarter, total interest income increased by $25 thousand (0.4%) while total interest expense decreased by $46 thousand (10.0%). The net interest margin was 3.54% for the three months ended March 31, 2014, compared to 3.58% for the quarter ended March 31, 2013. On a tax equivalent basis, the Bancorp’s net interest margin was 3.79% for the three months ended March 31, 2014, compared to 3.77% for the quarter ended March 31, 2013. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended March 31, 2014, interest income from loans decreased by $111 thousand (2.2%), compared to the three months ended March 31, 2013. The decrease was due to a lower weighted-average yield on loans outstanding. The weighted-average yield on loans outstanding was 4.34% for the current quarter, compared to 4.51% for the three months ended March 31, 2013. Loan balances averaged $450.7 million for the current quarter, an increase of $6.4 million (1.4%) from $444.3 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, interest income on securities and other interest bearing balances increased by $136 thousand (10.8%), compared to the quarter ended March 31, 2013. The change was primarily due to an increase in the weighted-average yield on securities balances. The weighted-average yield on securities and other interest bearing balances was 2.61%, for the current quarter, compared to 2.47% for the three months ended March 31, 2013. Securities balances averaged $190.3 million for the current quarter, down $1.2 million (0.6%) from $191.5 million for the three months ended March 31, 2013. Other interest bearing balances averaged $23.2 million for the current period, up $10.8 million (87.1%) from $12.4 million for the three months ended March 31, 2013. The increase in other interest bearing balances is a result of growth in core deposits as customers seek liquidity during a historically low interest rate environment.

Interest expense on deposits decreased by $28 thousand (9.2%) during the current quarter compared to the three months ended March 31, 2013. The change was due to a decrease in the weighted-average rate paid on deposits, which was the result of a change in the deposit mix as well as lower rates paid. The weighted-average rate paid on deposits for the three months ended March 31, 2014 was 0.19%, compared to 0.22%, for the quarter ended March 31, 2013. Total deposit balances averaged $575.7 million for the current quarter, an increase of $15.0 million (2.7%) from $560.7 million for the quarter ended March 31, 2013. Interest expense on borrowed funds decreased by $16 thousand (11.3%) during the current quarter due to a decrease in the weighted-average cost of funds compared to the three months ended March 31, 2013. The weighted-average cost of borrowed funds was 1.00% for the current quarter, compared to 1.26% for the three months ended March 31, 2013. Borrowed funds averaged $57.3 million during the quarter ended March 31, 2014, an increase of $6.8 million (13.5%) from $50.5 million for the quarter ended March 31, 2013.

Noninterest income for the quarter ended March 31, 2014 was $1.5 million, an increase of $164 thousand (12.0%) from $1.4 million for the quarter ended March 31, 2013. During the current quarter, fees and service charges totaled $594 thousand, an increase of $3 thousand (0.5%) from $591 thousand for the quarter ended March 31, 2013. Fees from Wealth Management operations totaled $378 thousand for the quarter ended March 31, 2014, an increase of $11 thousand (3.0%) from $367 thousand for the quarter ended March 31, 2013. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $350 thousand for the current quarter, an increase of $222 thousand (173.4%) from $128 thousand for the quarter ended March 31, 2013. Current market conditions continued to provide opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $102 thousand for the quarter ended March 31, 2014, an increase of $15 thousand (17.2%) from $87 thousand the quarter ended March 31, 2013. Gains from loan sales totaled $75 thousand for the current quarter, a decrease of $84 thousand (52.8%), compared to $159 thousand for the quarter ended March 31, 2013. The decrease in gains from the sale of loans is a result of decreased customer refinance activity to low rate fixed rate mortgages. Gain on foreclosed real estate totaled $12 thousand for the quarter ended March 31, 2014, a decrease of $5 thousand (29.4%) from gains of $17 thousand for the quarter ended March 31, 2013. Other noninterest income totaled $16 thousand for the quarter, an increase of $2 thousand (14.3%) compared to $14 thousand for the quarter ended March 31, 2013.

Noninterest expense for the quarter ended March 31, 2014 was $4.83 million, an increase of $34 thousand (0.7%) from $4.80 million for the three months ended March 31, 2013. During the current quarter, compensation and benefits totaled $2.65 million, an increase of $4 thousand (0.2%) from $2.64 million for the quarter ended March 31, 2013. The minimal increase in compensation and benefits is the result of the Bancorp’s continued efforts to closely monitor and manage staffing levels. Occupancy and equipment totaled $790 thousand for the current quarter, an increase of $8 thousand (1.0%), compared to $782 thousand for the quarter ended March 31, 2013. The increase in occupancy and equipment expense is the result of slightly higher building operating expenses. Data processing expense totaled $276 thousand for the three months ended March 31, 2014, an increase of $36 thousand (15.0%) from $240 thousand for the three months ended March 31, 2013. Data processing expense has increased as a result of increased system utilization. Marketing expense related to banking products totaled $118 thousand for the current quarter, an increase of $10 thousand (9.3%) from $108 thousand for the three months ended March 31, 2013. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $91 thousand for the three months ended March 31, 2014, a decrease of $31 thousand (25.4%) from $122 thousand for the quarter ended March 31, 2013. The decrease was the result of lower FDIC assessment rates. Other expenses related to banking operations totaled $908 thousand for the quarter ended March 31, 2014, a decrease of $7 thousand (0.8%) from $901 thousand for the quarter ended March 31, 2013. The Bancorp’s efficiency ratio was 65.3% for the quarter ended March 31, 2014, compared to 66.9% for the three months ended March 31, 2013. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the decrease can be attributed to higher noninterest income.

Income tax expenses for the three months ended March 31, 2014 totaled $521 thousand, compared to income tax expense of $564 thousand for the three months ended March 31, 2013, a decrease of $43 thousand (7.6%). The combined effective federal and state tax rates for the Bancorp was 22.4% for the three months ended March 31, 2014, compared to 25.3% for the three months ended March 31, 2013. The Bancorp’s lower current quarter effective tax rate is a result of higher tax preferred income.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2013 remain unchanged.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2013 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2014, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There are no matters reportable under this item.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2000 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase program does not expire and is only limited by the number of shares that can be purchased. As of March 31, 2014, the Bancorp has repurchased 43,812 shares of its outstanding common stock under the program at an average price per share of $22.64. No shares were repurchased during the three months ended March 31, 2014 as shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2014 – January 31, 2014	-	N/A	43,812	6,188
February 1, 2014 – February 28, 2014	-	N/A	43,812	6,188
March 1, 2014 – March 31, 2014	-	N/A	43,812	6,188
	-	N/A	43,812	6,188

(1)	The stock repurchase plan was announced on April 18, 2000, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no expiration date for this plan.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: April 21, 2014	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board, Chief Executive
Officer and President

Date: April 21, 2014	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

