Form 10-Q
period 2014-06-30
NORTHWEST INDIANA BANCORP
filed 2014-08-04
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014 or

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

There were 2,844,167 shares of the registrant’s Common Stock, without par value, outstanding at August 1, 2014.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, June 30, 2014 and December 31, 2013	3

	Consolidated Statements of Income, Three and Six Months Ended June 30, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income, Three and Six Months Ended June 30, 2014 and 2013	5

	Consolidated Statements of Changes in Stockholders' Equity, Three and Six Months Ended June 30, 2014 and 2013	5

	Consolidated Statements of Cash Flows, Six Months Ended June 30, 2014 and 2013	6

	Notes to Consolidated Financial Statements	7-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. Other Information		32

SIGNATURES		34

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	June 30,
	2014	December 31,
(Dollars in thousands)	(unaudited)	2013

ASSETS

Cash and non-interest bearing balances in financial institutions	$13,137	$11,758
Interest bearing balances in financial institutions	17,628	9,256
Federal funds sold	200	110
Total cash and cash equivalents	30,965	21,124

Securities available-for-sale	209,379	194,296
Loans held-for-sale	1,830	136
Loans receivable	489,960	437,821
Less: allowance for loan losses	(6,176)	(7,189)
Net loans receivable	483,784	430,632
Federal Home Loan Bank stock	4,392	3,086
Accrued interest receivable	2,680	2,480
Premises and equipment	17,951	17,260
Foreclosed real estate	1,402	1,084
Cash value of bank owned life insurance	16,601	16,396
Goodwill	1,611	-
Other assets	5,732	6,959

Total assets	$776,327	$693,453

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$84,551	$73,430
Interest bearing	555,079	499,463
Total	639,630	572,893
Repurchase agreements	18,437	14,031
Borrowed funds	38,964	30,898
Accrued expenses and other liabilities	6,586	8,870

Total liabilities	703,617	626,692

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: June 30, 2014 - 2,901,377	361	361
December 31, 2013 - 2,897,202
shares outstanding: June 30, 2014 - 2,844,167
December 31, 2013 - 2,841,164
Additional paid in capital	4,032	4,032
Accumulated other comprehensive income/(loss)	382	(3,151)
Retained earnings	67,935	65,519

Total stockholders' equity	72,710	66,761

Total liabilities and stockholders' equity	$776,327	$693,453

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans receivable
Real estate loans	$4,573	$4,196	$8,644	$8,401
Commercial loans	834	754	1,654	1,549
Consumer loans	5	5	9	11
Total loan interest	5,412	4,955	10,307	9,961

Securities	1,502	1,245	2,890	2,496
Other interest earning assets	2	7	7	13
	1,504	1,252	2,897	2,509

Total interest income	6,916	6,207	13,204	12,470

Interest expense:
Deposits	307	283	582	586
Repurchase agreements	17	17	32	34
Borrowed funds	130	137	256	279

Total interest expense	454	437	870	899

Net interest income	6,462	5,770	12,334	11,571
Provision for loan losses	165	95	410	230

Net interest income after provision for loan losses	6,297	5,675	11,924	11,341

Noninterest income:
Fees and service charges	703	625	1,297	1,216
Wealth management operations	441	330	819	697
Gain on sale of securities, net	107	316	457	444
Increase in cash value of bank owned life insurance	103	88	205	175
Gain on sale of loans held-for-sale, net	141	139	216	298
Gain/ (loss) on foreclosed real estate, net	(7)	(18)	5	(1)
Other	72	4	88	18

Total noninterest income	1,560	1,484	3,087	2,847

Noninterest expense:
Compensation and benefits	2,793	2,628	5,439	5,270
Occupancy and equipment	821	741	1,611	1,523
Data processing	284	232	560	472
Marketing	142	159	260	267
Federal deposit insurance premiums	127	131	218	253
Other	1,138	937	2,046	1,838

Total noninterest expense	5,305	4,828	10,134	9,623

Income before income tax expenses	2,552	2,331	4,877	4,565
Income tax expenses	603	624	1,124	1,188

Net income	$1,949	$1,707	$3,753	$3,377

Earnings per common share:
Basic	$0.69	$0.60	$1.32	$1.19
Diluted	$0.69	$0.60	$1.32	$1.19

Dividends declared per common share	$0.25	$0.22	$0.47	$0.41

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2014	2013	2014	2013

Net income	$1,949	$1,707	$3,753	$3,377

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains/(losses) arising during the period	2,734	(5,217)	4,901	(6,060)
Less: reclassification adjustment for gains included in net income	(107)	(316)	457	(444)
Net securities gain/(loss) during the period	2,627	(5,533)	5,358	(6,504)
Tax effect	(892)	1,892	(1,821)	2,228
Net of tax amount	1,735	(3,641)	3,537	(4,276)

Net change in unrecognized gain on postretirement benefit:
Amortization of net actuarial gain	(2)	(1)	(3)	(3)
Net loss during the period	(2)	(1)	(3)	(3)
Tax effect	-	-	-	-
Net of tax amount	(2)	(1)	(3)	(3)
Other comprehensive (loss)/gain, net of tax	1,733	(3,642)	3,534	(4,279)

Comprehensive income/(loss), net of tax	$3,682	$(1,935)	$7,287	$(902)

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2014	2013	2014	2013

Balance at beginning of period	$69,755	$68,115	$66,761	$67,651

Comprehensive income:
Net income	1,949	1,707	3,753	3,377
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	1,735	(3,641)	3,537	(4,276)
Amortization of unrecognized gain on postretirement benefit	(2)	(1)	(3)	(3)
Comprehensive income/(loss), net of tax	3,682	(1,935)	7,287	(902)

Stock based compensation expense	15	10	30	16
Sale of treasury stock	-	-	-	22
Stock repurchase	(31)	-	(31)	(57)
Cash dividends	(711)	(626)	(1,337)	(1,166)

Balance at end of period	$72,710	$65,564	$72,710	$65,564

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,753	$3,377
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Origination of loans for sale	(11,629)	(9,463)
Sale of loans originated for sale	10,147	9,494
Depreciation and amortization, net of accretion	984	1,099
Amortization of mortgage servicing rights	41	84
Stock based compensation expense	30	16
Gain on sale of securities, net	(457)	(444)
Gain on sale of loans held-for-sale, net	(216)	(298)
(Gain)/ loss on foreclosed real estate, net	(5)	1
Provision for loan losses	410	230
Net change in:
Interest receivable	(200)	149
Other assets	(427)	904
Accrued expenses and other liabilities	(2,919)	(2,328)
Total adjustments	(4,241)	(556)
Net cash - operating activities	(488)	2,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	8,634	23,772
Proceeds from sales of securities available-for-sale	28,737	12,475
Purchases of securities available-for-sale	(43,061)	(40,006)
Loan participations purchased	(427)	-
Net change in loans receivable	(24,131)	253
Proceeds from sales of foreclosed real estate	507	1,609
Cash and cash equivalents from acquisition activity	2,630	-
Purchase of Federal Home Loan Bank Stock	(881)	101
Purchase of premises and equipment, net	(426)	(302)
Increase in cash value of bank owned life insurance	(205)	(175)
Net cash - investing activities	(28,623)	(2,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	29,762	6,319
Proceeds from FHLB advances	47,000	11,000
Repayment of FHLB advances	(39,000)	(11,000)
Change in other borrowed funds	2,472	3,261
Proceeds from sale of treasury stock	-	22
Common stock repurchased	(31)	(57)
Dividends paid	(1,251)	(1,078)
Net cash - financing activities	38,952	8,467
Net change in cash and cash equivalents	9,841	9,015
Cash and cash equivalents at beginning of period	21,124	33,751
Cash and cash equivalents at end of period	$30,965	$42,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$868	$906
Income taxes	793	744
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$37,906	$-
Value of goodwill and other intangible assets	1,704	-
Fair value of liabilities assumed	39,610	-
Noncash activities:
Transfers from loans to foreclosed real estate	$832	$95

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2014 and December 31, 2013, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2014 and 2013 and consolidated statements of cash flows for the six months ended June 30, 2014 and 2013. The income reported for the six month period ended June 30, 2014 is not necessarily indicative of the results to be expected for the full year.

Note 2 - Use of Estimates

Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of foreclosed real estate, loan servicing rights, investment securities, deferred tax assets, goodwill, and the status of contingencies are particularly susceptible to material change in the near term.

Note 3 - Acquisition Activity

On April 1, 2014, the Bank acquired First Federal Savings and Loan Association of Hammond ("First Federal"), a federal mutual savings association headquartered in Hammond, Indiana. First Federal operated two banking locations in Hammond and Highland, Indiana. The Bank acquired First Federal by merging First Federal with and into the Bank immediately following First Federal's voluntary supervisory conversion to stock form. The Bank was not required to issue or pay any shares, cash, or other consideration in the merger. The First Federal acquisition added assets with a fair value of $37.9 million, including securities with a fair value of $3.8 million, loans receivable with a fair value of $29.1 million, premises and equipment with a fair value of $967 thousand, and foreclosed real estate of $690 thousand. The First Federal acquisition also added liabilities with a fair value of $39.6 million, including core deposits with a fair value of $7.2 million and certificates of deposit with a fair value of $29.8 million. As a result of the differences in the fair value of assets and liabilities, goodwill of $1.6 million and intangible assets of $93,000 were also added.

As part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being amortized over 55 months on a straight line basis. Approximately $67,000 of amortization was taken during the quarter ended June 30, 2014. It is estimated that $134,000 of amortization will occur during the remainder of 2014, $268,000 of amortization will occur annually through to 2017, and amortization of $95,000 will occur during 2018.

As part of the fair value of certificates of deposit, a fair value premium was established of $276,000 that is being amortized over 17 months on a straight line basis. Approximately $50,000 of amortization was taken during the quarter ended June 30, 2014. It is estimated that $100,000 of amortization will occur during the remainder of 2014 and $126,000 of amortization will occur during 2015.

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross	Estimated
(Dollars in thousands)	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2014
U.S. government sponsored entities	$12,500	$-	$(187)	$12,313
Collateralized mortgage obligations and residential mortgage-backed securities	112,191	1,455	(812)	112,834
Municipal securities	78,951	3,136	(299)	81,788
Collateralized debt obligations	5,208	-	(2,764)	2,444
Total securities available-for-sale	$208,850	$4,591	$(4,062)	$209,379

December 31, 2013
U.S. government sponsored entities	$18,997	$-	$(637)	$18,360
Collateralized mortgage obligations and residential mortgage-backed securities	101,056	1,181	(1,922)	100,315
Municipal securities	73,864	1,499	(1,710)	73,653
Collateralized debt obligations	5,208	-	(3,240)	1,968
Total securities available-for-sale	$199,125	$2,680	$(7,509)	$194,296

The estimated fair value of available-for-sale debt securities at June 30, 2014, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-sale
(Dollars in thousands)	Estimated
	Fair	Tax-Equivalent
June 30, 2014	Value	Yield (%)
Due in one year or less	$1,256	6.55
Due from one to five years	18,602	3.28
Due from five to ten years	23,843	5.40
Due over ten years	52,844	4.71
Collateralized mortgage obligations and residential mortgage-backed securities	112,834	2.66
Total	$209,379	3.57

Sales of available-for-sale securities were as follows for the six months ended:

	June 30,	June 30,
(Dollars in thousands)	2014	2013

Proceeds	$28,737	$12,475
Gross gains	728	444
Gross losses	(271)	-

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)	Unrealized gain/(loss)
Beginning balance, December 31, 2013	$(3,209)
Current period change	3,537
Ending balance, June 30, 2014	$328

Securities with carrying values of approximately $32,244,000 and $31,231,000 were pledged as of June 30, 2014 and December 31, 2013, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at June 30, 2014 and December 31, 2013 not recognized in income are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2014
U.S. government sponsored entities	$995	$(5)	$11,318	$(182)	$12,313	$(187)
Collateralized mortgage obligations and residential mortgage-backed securities	14,036	(48)	32,747	(764)	46,783	(812)
Municipal securities	2,633	(13)	8,901	(286)	11,534	(299)
Collateralized debt obligations	-	-	2,444	(2,764)	2,444	(2,764)
Total temporarily impaired	$17,664	$(66)	$55,410	$(3,996)	$73,074	$(4,062)
Number of securities		16		55		71

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
U.S. government sponsored entities	$18,360	$(637)	$-	$-	$18,360	$(637)
Collateralized mortgage obligations and residential mortgage-backed securities	62,748	(1,922)	-	-	62,748	(1,922)
Municipal securities	27,890	(1,571)	1,478	(139)	29,368	(1,710)
Collateralized debt obligations	-	-	1,968	(3,240)	1,968	(3,240)
Total temporarily impaired	$108,998	$(4,130)	$3,446	$(3,379)	$112,444	$(7,509)
Number of securities		117		8		125

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

Note 5 - Loans Receivable

	(Dollars in thousands)
	June 30, 2014	December 31, 2013
Loans secured by real estate:
Residential, including home equity	$190,446	$161,932
Commercial real estate, construction & land development, and other dwellings	205,639	195,423
Commercial participations purchased	2,335	1,273
Total loans secured by real estate	398,420	358,628
Consumer loans	436	237
Commercial business	63,530	57,716
Government and other	27,957	21,587
Subtotal	490,343	438,168
Less:
Net deferred loan origination fees	(210)	(252)
Undisbursed loan funds	(173)	(95)
Loan receivables	$489,960	$437,821

			Commercial Real
			Estate,
			Construction &
	Residential Real		Land	Commercial
	Estate, Including		Development, and	Participations	Commercial	Government
(Dollars in thousands)	Home Equity	Consumer Loans	Other Dwellings	Purchased	Business Loans	Loans	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2014:

Allowance for loan losses:
Beginning Balance	$1,444	$12	$4,789	$31	$859	$54	$7,189
Charge-offs	(13)	(12)	(1,418)	-	-	-	(1,443)
Recoveries	2	1	12	2	3	-	20
Provisions	15	28	342	(8)	7	26	410
Ending Balance	$1,448	$29	$3,725	$25	$869	$80	$6,176

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2013:

Allowance for loan losses:
Beginning Balance	$1,024	$19	$4,550	$1,608	$1,220	$-	$8,421
Charge-offs	(117)	(6)	(333)	-	(438)	-	(894)
Recoveries	1	3	-	-	3	-	7
Provisions	542	(1)	122	(757)	297	27	230
Ending Balance	$1,450	$15	$4,339	$851	$1,082	$27	$7,764

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at June 30, 2014:

Ending balance: individually evaluated for impairment	$-	$-	$367	$-	$39	$-	$406

Ending balance: collectively evaluated for impairment	$1,448	$29	$3,358	$25	$830	$80	$5,770

LOAN RECEIVABLES
Ending balance	$190,208	$432	$205,498	$2,335	$63,530	$27,957	$489,960

Ending balance: individually evaluated for impairment	$153	$-	$6,470	$-	$540	$-	$7,163

Ending balance: purchased credit impaired individually evaluated for impairment	$647	$-	$-	$-	$-	$-	$647

Ending balance: collectively evaluated for impairment	$189,408	$432	$199,028	$2,335	$62,990	$27,957	$482,150

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2013:

Ending balance: individually evaluated for impairment	$16	$-	$1,657	$-	$30	$-	$1,703

Ending balance: collectively evaluated for impairment	$1,428	$12	$3,132	$31	$829	$54	$5,486

LOAN RECEIVABLES
Ending balance	$161,664	$232	$195,349	$1,273	$57,716	$21,587	$437,821

Ending balance: individually evaluated for impairment	$887	$-	$8,446	$-	$534	$-	$9,867

Ending balance: collectively evaluated for impairment	$160,777	$232	$186,903	$1,273	$57,182	$21,587	$427,954

The Bancorp's credit quality indicators, are summarized below at June 30, 2014 and December 31, 2013:

		(Dollars in thousands)
		Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
		Commercial Real Estate, Construction						Government
		& Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Loans
	Loan Grades	2014	2013	2014	2013	2014	2013	2014	2013
2	Moderate risk	$-	$-	$-	$-	$4,285	$4,279	$-	$-
3	Acceptable risk	164,266	150,303	2,109	1,013	46,127	41,474	27,957	21,587
4	Pass/monitor	31,201	33,153	122	260	11,305	11,173	-	-
5	Special mention (watch)	3,567	3,348	-	-	1,273	88	-	-
6	Substandard	6,464	8,545	104	-	540	702	-	-
7	Doubtful	-	-	-	-	-	-	-	-
	Total	$205,498	$195,349	$2,335	$1,273	$63,530	$57,716	$27,957	$21,587

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate,
	Including Home Equity		Consumer Loans
	2014	2013	2014	2013
Performing	$187,268	$158,963	$432	$232
Non-performing	2,940	2,701	-	-
Total	$190,208	$161,664	$432	$232

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

No loans were modified in a troubled debt restructuring, nor have any previous troubled debt restructurings subsequently defaulted, during the six months ended June 30, 2014. Four residential real estate loans with a pre-modification outstanding recorded investment of $549 thousand and a post-modification outstanding recorded investment of $533 thousand qualified as troubled debt restructurings during the first six months of 2013.

				For the six months ended
	As of June 30, 2014			June 30, 2014
		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$800	$812	$-	$160	$9
Commercial real estate, construction & land development, and other dwellings	1,683	2,919	-	956	38
Commercial participations purchased	-	-	-	-	-
Commercial business loans	228	228	-	256	1
With an allowance recorded:
Residential real estate, including home equity	-	-	-	519	-
Commercial real estate, construction & land development, and other dwellings	4,787	4,787	367	6,795	46
Commercial participations purchased	-	-	-	-	-
Commercial business loans	312	580	39	278	1
Total:
Residential real estate, including home equity	$800	$812	$-	$679	$9
Commercial real estate, construction & land development, and other dwellings	$6,470	$7,706	$367	$7,751	$84
Commercial participations purchased	$-	$-	$-	$-	$-
Commercial business loans	$540	$808	$39	$534	$2

				For the six months ended
	As of December 31, 2013			June 30, 2013
		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	617	617	-	791	15
Commercial participations purchased	-	-	-	5,507	29
Commercial business loans	228	228	-	1,037	4
With an allowance recorded:
Residential real estate, including home equity	887	899	16	831	12
Commercial real estate, construction & land development, and other dwellings	7,829	7,829	1,657	10,004	142
Commercial participations purchased	-	-	-	189	-
Commercial business loans	306	574	30	652	4
Total:
Residential real estate, including home equity	$887	$899	$16	$831	$12
Commercial real estate, construction & land development, and other dwellings	$8,446	$8,446	$1,657	$10,795	$157
Commercial participations purchased	$-	$-	$-	$5,696	$29
Commercial business loans	$534	$802	$30	$1,689	$8

As part of the acquisition of First Federal, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At June 30, 2014, purchased credit impaired loans with unpaid principal balances totaled $1.8 million with a recorded investment of $647,000.

The Bancorp’s age analysis of past due loans is summarized below:

	(Dollars in thousands)
							Recorded
							Investments
							Greater than
	30-59 Days Past	60-89 Days Past	Greater Than 90				90 Days and
	Due	Due	Days Past Due	Total Past Due	Current	Total Loans	Accruing
June 30, 2014
Residential real estate, including home equity	$4,046	$1,326	$2,422	$7,794	$182,414	$190,208	$64
Consumer loans	-	-	-	-	432	432	-
Commercial real estate, construction & land development, and other dwellings	1,428	147	1,218	2,793	202,705	205,498	529
Commercial participations purchased	-	-	-	-	2,335	2,335	-
Commercial business loans	268	30	443	741	62,789	63,530	-
Government loans	-	-	-	-	27,957	27,957	-
Total	$5,742	$1,503	$4,083	$11,328	$478,632	$489,960	$592

December 31, 2013
Residential real estate, including home equity	$3,721	$1,090	$1,502	$6,313	$155,351	$161,664	$174
Consumer loans	1	-	-	1	231	232	-
Commercial real estate, construction & land development, and other dwellings	1,083	2,626	768	4,477	190,872	195,349	-
Commercial participations purchased	-	-	-	-	1,273	1,273	-
Commercial business loans	1,032	25	447	1,504	56,212	57,716	-
Government loans	-	-	-	-	21,587	21,587	-
Total	$5,837	$3,741	$2,717	$12,295	$425,526	$437,821	$174

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	June 30,	December 31,
	2014	2013
Residential real estate, including home equity	$2,940	$2,526
Consumer loans	-	-
Commercial real estate, construction & land development, and other dwellings	1,253	807
Commercial participations purchased	-	-
Commercial business loans	443	447
Government loans	-	-
Total	$4,636	$3,780

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	June 30,	December 31,
	2014	2013
Residential real estate	$527	$94
Commercial real estate and other dwellings	716	716
Construction and land development	159	274
Total	$1,402	$1,084

Note 7 – Goodwill and Other Intangible Assets

The Bancorp established a goodwill balance of $1.6 million with the acquisition of First Federal. In addition to goodwill, a core deposit intangible of $93,000 was established and is being amortized over 7.9 years on a straight line basis. Approximately $3,000 of amortization was taken during the quarter ended June 30, 2014. It is estimated that $6,000 of amortization will occur during the remainder of 2014 and $12,000 of amortization will occur annually through to 2020.

Note 8 - Concentrations of Credit Risk

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per common share:
Net income as reported	$1,949	$1,707	$3,753	$3,377
Weighted average common shares outstanding	2,844,218	2,842,820	2,843,897	2,841,308
Basic earnings per common share	$0.69	$0.60	$1.32	$1.19
Diluted earnings per common share:
Net income as reported	$1,949	$1,707	$3,753	$3,377
Weighted average common shares outstanding	2,844,218	2,842,820	2,843,897	2,841,308
Add: Dilutive effect of assumed stock option exercises	-	-	-	-
Weighted average common and dilutive potential common shares outstanding	2,844,218	2,842,820	2,843,897	2,841,308
Diluted earnings per common share	$0.69	$0.60	$1.32	$1.19

Note 10 - Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock awards.

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the six months ended June 30, 2014, stock based compensation expense of $30 thousand was recorded, compared to $16 thousand for the six months ended June 30, 2013. It is anticipated that current outstanding vested and unvested options and awards will result in additional compensation expense of approximately $30 thousand in 2014 and $60 thousand in 2015.

There were no incentive stock options granted during the first six months of 2014 or 2013. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. A summary of incentive option activity under the Bancorp’s incentive stock option plan for the six months ended June 30, 2014 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Incentive options	Shares	Price	Term	Value
Outstanding at January 1, 2014	6,350	$29.82
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(5,600)	$30.00
Outstanding at June 30, 2014	750	$28.50	3.7	-
Exercisable at June 30, 2014	750	$28.50	3.7	-

There were 4,175 shares of restricted stock granted during the first six months of 2014 compared to 6,800 shares granted during the first six months of 2013. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option plan for the six months ended June 30, 2014 follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Restricted stock	Shares	Price	Fair Value	Value
Nonvested at January 1, 2014	$11,100	$21.54	$21.54	$55,075
Granted	4,175	26.32	23.33	750
Vested	(2,000)	18.95	18.95	(15,100)
Forfeited	-	-	-	-
Nonvested at June 30, 2014	$13,275	$23.43	$22.77	$40,725

Note 11 - Adoption of New Accounting Standards

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

Note 12 - Fair Value

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

For the quarter ended June 30, 2014, the Bancorp’s management utilized a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, and bank call reports filed with the FDIC and the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment during the quarter ended June 30, 2014.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2013	$271
Additions not previously recognized	-
Ending balance, June 30, 2014	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of June 30, 2014:

(Dollars in thousands)
Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Book value	$1,257	$1,296	$1,303	$1,352
Fair value	$533	$522	$832	$557
Unrealized gains/(losses)	$(724)	$(774)	$(471)	$(795)
Lowest credit rating assigned	CC	C	BB	CC
Number of performing banks	53	30	55	46
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	17	9	1	3
Number of issuers in deferral	10	3	10	7
Defaults & deferrals as a % of performing collateral	40.78%	25.75%	17.22%	22.89%
Subordination:
As a % of performing collateral	6.65%	-2.41%	41.15%	22.09%
As a % of performing collateral - adjusted for projected future defaults	-0.92%	-11.80%	37.39%	17.38%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.50%	2.80%	2.00%	1.90%
Year 2 - issuer average	2.50%	2.80%	2.00%	1.90%
Year 3 - issuer average	2.50%	2.80%	2.00%	1.90%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At June 30, 2014, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At June 30, 2014, three of the trust preferred securities with a cost basis of $3.9 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2014. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2014 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$12,313	$-	$12,313	$-
Collateralized mortgage obligations and residential mortgage-backed securities	112,834	-	112,834	-
Municipal securities	81,788	-	81,788	-
Collateralized debt obligations	2,444	-	-	2,444
Total securities available-for-sale	$209,379	$-	$206,935	$2,444

		Fair Value Measurements at December 31, 2013 Using
(Dollars in thousanuds)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$18,360	$-	$18,360	$-
Collateralized mortgage obligations and residential
mortgage-backed securities	100,315	-	100,315	-
Municipal securities	73,653	-	73,653	-
Collateralized debt obligations	1,968	-	-	1,968
Total securities available-for-sale	$194,296	$-	$192,328	$1,968

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Beginning balance, December 31, 2013	$1,968
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	-
Included in other comprehensive income	476
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, June 30, 2014	$2,444

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2014 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,404	$-	$-	$7,404
Foreclosed real estate	1,402	-	-	1,402

		Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,164	$-	$-	$8,164
Foreclosed real estate	1,084	-	-	1,084

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment of impaired loans was $7.8 million and the related specific reserves totaled $406 thousand, resulting in a fair value of impaired loans totaling $7.4 million, at June 30, 2014. The recorded investment of impaired loans was $9.9 million and the related specific reserves totaled $1.7 million, resulting in a fair value of impaired loans totaling $8.2 million, at December 31, 2013. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	June 30, 2014		Estimated Fair Value Measurements at June 30, 2014 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$30,965	$30,965	$30,965	$-	$-
Securities available-for-sale	209,379	209,379	-	206,935	2,444
Loans held-for-sale	1,830	1,852	1,852	-	-
Loans receivable, net	483,784	479,657	-	-	479,657
Federal Home Loan Bank stock	4,392	4,392	-	4,392	-
Accrued interest receivable	2,680	2,680	-	2,680	-

Financial liabilities:
Non-interest bearing deposits	84,551	84,551	84,551	-	-
Interest bearing deposits	555,079	555,216	395,331	159,885	-
Repurchase agreements	18,437	18,446	12,577	5,869	-
Borrowed funds	38,964	39,049	936	38,113	-
Accrued interest payable	49	49	-	49	-

	December 31, 2013		Estimated Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$21,124	$21,124	$21,124	$-	$-
Securities available-for-sale	194,296	194,296	-	192,328	1,968
Loans held-for-sale	136	138	138	-	-
Loans receivable, net	430,632	427,719	-	-	427,719
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,480	2,480	-	2,480	-

Financial liabilities:
Non-interest bearing deposits	73,430	73,430	73,430	-	-
Interest bearing deposits	499,463	499,470	343,847	155,623	-
Repurchase agreements	14,031	14,043	8,042	6,001	-
Borrowed funds	30,898	30,956	799	30,157	-
Accrued interest payable	47	47	-	47	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended June 30, 2014 and December 31, 2013:

Cash and cash equivalents carrying amounts approximate fair value. The fair values of securities available-for-sale are obtained from broker pricing (Level 2), with the exception of collateralized debt obligations, which are valued by a third-party specialist (Level 3). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 1). The estimated fair value for net loans receivable is based on estimates of the rate the Bancorp would charge for similar such loans, applied for the time period until estimated repayment, in addition to appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 3). Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer of the security. Fair value of accrued interest receivable and payable approximates book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

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

At June 30, 2014, the Bancorp had total assets of $776.3 million, total loans of $483.8 million and total deposits of $639.6 million. Stockholders' equity totaled $72.7 million or 9.37% of total assets, with a book value per share of $25.56. Net income for the quarter ended June 30, 2014, was $1.9 million, or $0.69 earnings per common share for both basic and diluted calculations. For the quarter ended June 30, 2014, the return on average assets (ROA) was 1.02%, while the return on average stockholders’ equity (ROE) was 10.77%. For the six months ended June 30, 2014, the Bancorp recorded net income of $3.8 million, or $1.32 earnings per basic and diluted share. For the six months ended June 30, 2014, the ROA was 1.02%, while the ROE was 10.59%.

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

The impact of the evolving regulatory environment on our business and operations depends upon final implementation of regulations and guidance issued by the regulatory agencies, the actions of our competitors and other marketplace participants, and the behavior of consumers. Regulatory actions could require us to limit or change our business practices, limit our ability to pursue business opportunities, limit our product offerings, require continued investment of management time and resources in compliance efforts, limit fees we can charge for services, require us to meet more stringent capital, liquidity, and leverage ratio requirements (including those under Basel III, as discussed below), increase costs, impact the value of our assets, or otherwise adversely affect our business.

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

Regulatory Capital Rules. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The FDIC and the Office of the Comptroller of the Currency (“OCC”) have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bancorp and the Bank under the final rules will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Volcker Rule. In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. In this regard, the final Volcker Rule prohibits banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rule is intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Volcker Rule also requires each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final Volcker Rule provides some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the rule apply to banking entities of any size, including the Bancorp and the Bank. The final rule became effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The Bancorp continues to evaluate the implications of the final Volcker Rule on its investments and does not expect any material financial implications.

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

Acquisition Activity. On April 1, 2014, the Bank successfully complete the acquisition of First Federal Savings and Loan Association of Hammond ("First Federal"), a federal mutual savings association headquartered in Hammond, Indiana. First Federal operated two banking locations in Hammond and Highland, Indiana. The Bank acquired First Federal by merging First Federal with and into the Bank immediately following First Federal's voluntary supervisory conversion to stock form. The Bank was not required to issue or pay any shares, cash, or other consideration in the merger. The First Federal acquisition added assets with a fair value of $38.0 million, liabilities with a fair value of $39.6 million, and goodwill of $1.6 million.

Financial Condition

During the six months ended June 30, 2014, total assets increased by $82.9 million (12.0%), with interest-earning assets increasing by $78.7 million (12.2%). At June 30, 2014, interest-earning assets totaled $723.4 million compared to $644.7 million at December 31, 2013. Earning assets represented 93.2% of total assets at June 30, 2014, compared to 93.0% at December 31, 2013. Growth in total assets and interest earning assets for the six months was a combination of strong internal growth, as well the acquisition of First Federal (see Note 3 - Acquisition Activity).

Loans receivable totaled $483.8 million at June 30, 2014, compared to $430.6 million at December 31, 2013. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	June 30,
	2014		December 31,
(Dollars in thousands)	(unaudited)		2013
	Balance	% Loans	Balance	% Loans

Construction & land development	$24,496	5.0%	$21,462	4.9%
1-4 first liens	162,898	33.2%	141,186	32.2%
Multifamily	31,770	6.5%	30,782	7.0%
Commercial real estate	151,566	30.9%	144,378	33.0%
Commercial business	63,530	13.0%	57,716	13.2%
1-4 Junior Liens	1,331	0.3%	1,186	0.3%
HELOC	23,719	4.8%	16,903	3.9%
Lot loans	2,260	0.5%	2,389	0.5%
Consumer	432	0.1%	232	0.1%
Government and other	27,958	5.7%	21,587	4.9%
Total loans	$489,960	100.0%	$437,821	100.0%

Adjustable rate loans / total loans	$281,343	57.4%	$261,329	59.7%

	June 30,
	2014	December 31,
	(unaudited)	2013

Total loans to total assets	63.1%	63.1%
Total loans to earning assets	67.7%	67.9%
Total loans to total deposits	76.6%	76.4%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the six months ended June 30, 2014, the Bancorp sold $10.1 million in newly originated fixed rate mortgage loans, compared to $9.5 million during the six months ended June 30, 2013. Net gains realized from the mortgage loan sales totaled $216 thousand for the six months ended June 30, 2014, compared to $298 thousand for the six months ended June 30, 2013. At June 30, 2014, the Bancorp had $1.8 million in loans that were classified as held for sale, compared to $136 thousand at December 31, 2013.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $5.2 million at June 30, 2014, compared to $4.0 million at December 31, 2013, an increase of $1.2 million or 30.00%. The increase in non-performing loans for the first six months of 2014 is primarily the result of the addition of one commercial real estate loan with a balance of $1.1 million. The ratio of non-performing loans to total loans was 1.07% at June 30, 2014, compared to 0.90% at December 31, 2013. The ratio of non-performing loans to total assets was 0.67% at June 30, 2014, compared to 0.57% at December 31, 2013. At June 30, 2014, all non-performing loans are also accounted for on a non-accrual basis, except for four loans totaling $592 thousand that were classified as accruing and more than 90 days past due.

Loans internally classified as substandard totaled $10.3 million at June 30, 2014, compared to $12.2 million at December 31, 2013 a decrease of $1.9 million or 15.6%. The current level of substandard loans is concentrated in one accruing commercial real estate hotel loan in the amount of $4.7 million, which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2014 or December 31, 2013. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $12.4 million at June 30, 2014, compared to $7.5 million at December 31, 2013, an increase of $4.9 million or 65.3%. The increase in watch loans is related to the downgrades of residential and commercial real estate.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At June 30, 2014, impaired loans totaled $7.8 million, compared to $9.9 million at December 31, 2013 a decrease of $2.1 million or 21.2%. The decrease in impaired loans for the first six months of 2014 is primarily the result of the partial charge-off of one commercial real estate loan and the payoff of one development loan. The June 30, 2014, impaired loan balances consist of nine commercial real estate and commercial business loans totaling $7.0 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, twenty-two residential real estate and home equity line of credit loans totaling $801 thousand, which are troubled debt restructurings or purchased credit impaired, have also been classified as impaired. At June 30, 2014, the ALL contained $406 thousand of specific reserves for impaired loans, compared to $1.7 million at December 31, 2013. There were no other loans considered to be impaired loans as of June 30, 2014. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired unless they are troubled debt restructurings.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired loans. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Bancorp aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. At June 30, 2014, purchased credit impaired loans with unpaid principal balances totaled $1.8 million with a recorded investment of $647,000.

At June 30, 2014, the Bancorp classified five loans totaling $6.5 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one commercial real estate hotel loan in the amount of $4.7 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $1.1 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in the amount of $530 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; and two mortgage loans totaling $168 thousand, for which maturity dates were materially extended. At June 30, 2014, $5.3 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At June 30, 2014, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the six months ended June 30, 2014, $410 thousand in provisions to the ALL were required, compared to $230 thousand for the six months ended June 30, 2013, an increase of $180 thousand or 78.3%. Purchased loans from the First Federal acquisition did add provisions for the quarter, however, the ALL provision increase for the current six month period is primarily a result of increased originations and overall loan portfolio growth. For the six months ended June 30, 2014, charge-offs, net of recoveries, totaled $1.4 million, compared to charge-offs, net of recoveries of $887 thousand for the six months ended June 30, 2013. The net loan charge-offs for 2014 were comprised of $1.4 million in commercial real estate loans, $11 thousand in residential real estate loans, $11 thousand in consumer loans, and recoveries of $2 thousand in commercial business loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.26% at June 30, 2014, compared to 1.64% at December 31, 2013. The ALL to non-performing loans (coverage ratio) was 118.12% at June 30, 2014, compared to 181.82% at December 31, 2013. The decrease in both measures is the result of the acquisition of First Federal and the charge-off from one commercial real estate property, which carried a significant specific reserve. The June 30, 2014 balance in the ALL account of $6.2 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At June 30, 2014, foreclosed real estate totaled $1.4 million, which was comprised of twenty-three properties, compared to $1.1 million and nine properties at December 31, 2013. The primary cause of the increase of foreclosed real estate is related to the acquisition of First Federal and is limited to residential real estate properties. Net gains from foreclosed real estate totaled $5 thousand for the six months ended June 30, 2014, and were the result of proceeds received from a foreclosed property sold. At the end of June 2014 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $209.4 million at June 30, 2014, compared to $194.3 million at December 31, 2013, an increase of $15.1 million (7.8%). The increase in the securities portfolio is a result of continued market opportunities. At June 30, 2014, the securities portfolio represented 28.9% of interest-earning assets and 27.0% of total assets compared to 30.1% of interest-earning assets and 28.0% of total assets at December 31, 2013. The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30,
	2014		December 31,
(Dollars in thousands)	(unaudited)		2013
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$12,313	5.9%	$18,360	9.4%
Collateralized mortgage obligations and residential mortgage-backed securities	112,834	53.9%	100,315	51.6%
Municipal securities	81,788	39.1%	73,653	37.9%
Collateralized debt obligations	2,444	1.1%	1,968	1.1%
Total securities available-for-sale	$209,379	100.0%	$194,296	100.0%

	June 30,
	2014	December 31,	YTD
(Dollars in thousands)	(unaudited)	2013	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$17,628	$9,256	$8,372	90.4%
Fed funds sold	200	110	90	81.8%
Federal Home Loan Bank stock	4,392	3,086	1,306	42.3%

The increase in interest bearing balances in financial institutions is primarily the result of the Bancorp’s deposit gathering efforts and the timing of investing those funds in earning assets. Federal Home Loan Bank stock increased as a result of additional use of the Federal Home Loan Bank’s advances during the period ended June 30, 2014 as well as stock assumed by the Bancorp the acquisition of First Federal.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	June 30,
	2014	December 31,	YTD
(Dollars in thousands)	(unaudited)	2013	Change
	Balance	Balance	$	%

Checking	$211,670	$196,729	$14,941	7.6%
Savings	89,606	84,460	5,146	6.1%
Money market	150,154	136,088	14,066	10.3%
Certificates of deposit	188,200	155,616	32,584	20.9%
Total deposits	$639,630	$572,893	$66,737	11.6%

The Bancorp’s core deposits include checking, savings, and money market accounts. The overall increase in core deposits is a result of management’s sales efforts along with current customer preferences for short-term, liquid investment alternatives.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	June 30,
	2014	December 31,	YTD
(Dollars in thousands)	(unaudited)	2013	Change
	Balance	Balance	$	%

Repurchase agreements	$18,437	$14,031	$4,406	31.4%
Borrowed funds	38,964	30,898	8,066	26.1%
Total borrowed funds	$57,401	$44,929	$12,472	27.8%

Repurchase agreements increased as a result of growth in the Bancorp’s business sweep accounts. Borrowed funds increased as projected opportunities to grow lending relationships continue.

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

During the six months ended June 30, 2014, cash and cash equivalents increased by $9.8 million compared to a $9.0 million increase for the six months ended June 30, 2013. The primary sources of cash and cash equivalents were increased deposits, proceeds from FHLB advances, and proceeds from maturities, pay downs, calls, and sales of available-for-sale securities. The primary uses of cash and cash equivalents were loan originations, the purchase of securities, repayment of FHLB advances, and the payment of common stock dividends. Cash used by operating activities totaled $488 thousand for the six months ended June 30, 2014, compared to cash provided of $2.8 million for the six month period ended June 30, 2013. The decrease in cash from operating activities was primarily a result of increased origination of loans held for sale. Cash outflows from investing activities totaled $28.6 million for the current period, compared to cash outflows of $2.3 million for the six months ended June 30, 2013. The increased cash outflows for the current six months were primarily related to increased loan originations, increased securities purchases, and fewer pay downs and maturities from securities. Net cash inflows from financing activities totaled $39.0 million during the current period compared to net cash inflows of $8.5 million for the six months ended June 30, 2013. The increase in net cash inflows from financing activities was a result of net deposit and borrowing inflows. On a cash basis, the Bancorp paid dividends on common stock of $1.3 million for the six months ended June 30, 2014 and $1.1 million for the six months ended June 30, 2013.

At June 30, 2014, outstanding commitments to fund loans totaled $92.5 million. Approximately 48.3% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $8.6 million at June 30, 2014. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2014, stockholders' equity increased by $6.0 million (8.9%). During the six months ended June 30, 2014, stockholders’ equity was primarily increased by net income of $3.8 million and change in the valuation of available-for-sale securities of $3.5 million. Decreasing stockholders’ equity was the declaration of $1.3 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase program replaced the previous stock repurchase program that was authorized on April 18, 2000. The new stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. During the second quarter, 1,172 shares were repurchased as part of the new stock repurchase program at an average price per share of $26.50.

The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the FRB), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. These regulations divide capital into two tiers. The first tier (Tier 1) includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Supplementary (Tier 2) capital includes, among other things, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. The Bancorp and the Bank are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the FRB and FDIC regulations provide for a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other financial institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least one to two percent. See “Recent Developments - Regulatory Capital Rules” for a description of the new capital ratios that will be phased-in beginning in 2015.

The following table shows that, at June 30, 2014, and December 31, 2013, the Bancorp’s and Bank’s capital exceeded all regulatory capital requirements. During the six months ended June 30, 2014, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The decrease in capital ratios during the six months is the result of the acquisition of First Federal as well as asset growth from loan originations and continued investments in the securities portfolio. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $26.5 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both June 30, 2014 and December 31, 2013. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$75.9	14.3%	$42.6	8.0%	$53.2	10.0%
Tier 1 capital to risk-weighted assets	$69.7	13.1%	$21.3	4.0%	$31.9	6.0%
Tier 1 capital to adjusted average assets	$69.7	9.1%	$23.0	3.0%	$38.3	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$75.0	15.6%	$38.5	8.0%	$48.2	10.0%
Tier 1 capital to risk-weighted assets	$69.0	14.3%	$19.3	4.0%	$28.9	6.0%
Tier 1 capital to adjusted average assets	$69.0	10.0%	$20.8	3.0%	$34.6	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2014, without the need for qualifying for an exemption or prior DFI approval, is $9.4 million plus 2014 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On June 27, 2014 the Board of Directors of the Bancorp declared a second quarter dividend of $0.25 per share. The Bancorp’s second quarter dividend was paid to shareholders on July 3, 2014.

Results of Operations - Comparison of the Quarter Ended June 30, 2014 to the Quarter Ended June 30, 2013

For the quarter ended June 30, 2014, the Bancorp reported net income of $1.9 million, compared to net income of $1.7 million for the quarter ended June 30, 2013, an increase of $242 thousand (14.2%). For the current quarter the ROA was 1.02%, compared to 0.99% for the quarter ended June 30, 2013. The ROE was 10.77% for the quarter ended June 30, 2014, compared to 9.65% for the quarter ended June 30, 2013.

Net interest income for the three months ended June 30, 2014 was $6.5 million, an increase of $692 thousand (12.0%), compared to $5.8 million for the quarter ended June 30, 2013. The weighted-average yield on interest-earning assets was 3.88% for the three months ended June 30, 2014, compared to 3.84% for the three months ended June 30, 2013. The weighted-average cost of funds for the quarter ended June 30, 2014, was 0.26%, compared to 0.29% for the quarter ended June 30, 2013. The impact of the 3.88% return on interest earning assets and the 0.26% cost of funds resulted in an interest rate spread of 3.62% for the current quarter, compared to 3.55% for the quarter ended June 30, 2013. Compared to the three months ended June 30, 2013, total interest income increased by $709 thousand (11.4%) while total interest expense increased by $17 thousand (3.9%). The net interest margin was 3.62% for the three months ended June 30, 2014, compared to 3.57% for the quarter ended June 30, 2013. On a tax equivalent basis, the Bancorp’s net interest margin was 3.89% for the three months ended June 30, 2014, compared to 3.76% for the quarter ended June 30, 2013. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended June 30, 2014, interest income from loans increased by $457 thousand (9.2%), compared to the three months ended June 30, 2013. The increase was due to higher average balances outstanding. The weighted-average yield on loans outstanding was 4.41% for the current quarter, compared to 4.48% for the three months ended June 30, 2013. Loan balances averaged $490.6 million for the current quarter, an increase of $48.5 million (11.0%) from $442.1 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, interest income on securities and other interest bearing balances increased by $252 thousand (20.1%), compared to the quarter ended June 30, 2013. The change was due to an increase in the weighted-average yield on securities balances as well as higher average balances outstanding. The weighted-average yield on securities and other interest bearing balances was 2.83%, for the current quarter, compared to 2.60% for the three months ended June 30, 2013. Securities balances averaged $212.3 million for the current quarter, up $20.9 million (10.9%) from $191.4 million for the three months ended June 30, 2013. Other interest bearing balances averaged $11.0 million for the current period, down $2.4 million (17.9%) from $13.4 million for the three months ended June 30, 2013. The decrease in other interest bearing balances is a result of increased loan origination and investments in securities.

Interest expense on deposits increased by $24 thousand (8.5%) during the current quarter compared to the three months ended June 30, 2013. The change was due to an increase in average balances outstanding. The weighted-average rate paid on deposits for both the three months ended June 30, 2014 and 2013 was 0.20%. Total deposit balances averaged $628.3 million for the current quarter, an increase of $72.1 million (13.0%) from $556.2 million for the quarter ended June 30, 2013. Interest expense on borrowed funds decreased by $7 thousand (4.5%) during the current quarter due to a decrease in the weighted-average cost of funds compared to the three months ended June 30, 2013. The weighted-average cost of borrowed funds was 1.01% for the current quarter, compared to 1.14% for the three months ended June 30, 2013. Borrowed funds averaged $57.8 million during the quarter ended June 30, 2014, an increase of $4.2 million (7.8%) from $53.6 million for the quarter ended June 30, 2013.

Noninterest income for the quarter ended June 30, 2014 was $1.6 million, an increase of $76 thousand (5.1%) from $1.5 million for the quarter ended June 30, 2013. During the current quarter, fees and service charges totaled $703 thousand, an increase of $78 thousand (12.5%) from $625 thousand for the quarter ended June 30, 2013. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $441 thousand for the quarter ended June 30, 2014, an increase of $111 thousand (33.6%) from $330 thousand for the quarter ended June 30, 2013. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $107 thousand for the current quarter, a decrease of $209 thousand (66.1%) from $316 thousand for the quarter ended June 30, 2013. Current market conditions continued to provide opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $103 thousand for the quarter ended June 30, 2014, an increase of $15 thousand (17.0%) from $88 thousand for the quarter ended June 30, 2013. The increase in income from the cash value of bank owned life insurance is the result of added policies taken during 2013. Gains from loan sales totaled $141 thousand for the current quarter, an increase of $2 thousand (1.4%), compared to $139 thousand for the quarter ended June 30, 2013. The increase in gains from the sale of loans is a result of increased mortgage loan origination efforts, including increased originations generated by additional mortgage loan officers. Loss on foreclosed real estate totaled $7 thousand for the quarter ended June 30, 2014, a decrease of $11 thousand (61.1%) from losses of $18 thousand for the quarter ended June 30, 2013. Other noninterest income totaled $72 thousand for the quarter, an increase of $68 thousand (1700.0%) compared to $4 thousand for the quarter ended June 30, 2013. The increase in other non-interest income is primarily related to rent from foreclosed real estate properties and income from other one-time items.

Noninterest expense for the quarter ended June 30, 2014 was $5.3 million, an increase of $477 thousand (9.9%) from $4.8 million for the three months ended June 30, 2013. During the current quarter, compensation and benefits totaled $2.8 million, an increase of $165 thousand (6.3%) from $2.6 million for the quarter ended June 30, 2013. The increase in compensation and benefits is the result of the Bancorp’s ordinary course annual adjustments to salaries as well as adding sales staff. Occupancy and equipment totaled $821 thousand for the current quarter, an increase of $80 thousand (10.8%), compared to $741 thousand for the quarter ended June 30, 2013. The increase in occupancy and equipment expense is the result of slightly higher building operating expenses as well as the addition of two new banking centers during the current quarter from the acquisition of First Federal. Data processing expense totaled $284 thousand for the three months ended June 30, 2014, an increase of $52 thousand (22.4%) from $232 thousand for the three months ended June 30, 2013. Data processing expense has increased as a result of increased system utilization. Marketing expense related to banking products totaled $142 thousand for the current quarter, a decrease of $17 thousand (10.7%) from $159 thousand for the three months ended June 30, 2013. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $127 thousand for the three months ended June 30, 2014, a decrease of $4 thousand (3.1%) from $131 thousand for the quarter ended June 30, 2013. The decrease was the result of lower FDIC assessment rates. Other expenses related to banking operations totaled $1.1 million for the quarter ended June 30, 2014, an increase of $201 thousand (21.5%) from $937 thousand for the quarter ended June 30, 2013. The increase in other operating expenses is primarily related to the acquisition of First Federal. The Bancorp’s efficiency ratio was 66.1% for the quarter ended June 30, 2014, compared to 66.6% for the three months ended June 30, 2013. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the decrease can be attributed to higher net interest income and noninterest income.

Income tax expenses for the three months ended June 30, 2014 totaled $603 thousand, compared to income tax expense of $624 thousand for the three months ended June 30, 2013, a decrease of $21 thousand (3.4%). The combined effective federal and state tax rates for the Bancorp was 23.6% for the three months ended June 30, 2014, compared to 26.8% for the three months ended June 30, 2013. The Bancorp’s lower current quarter effective tax rate is a result of higher tax preferred income.

Results of Operations - Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

For the six months ended June 30, 2014, the Bancorp reported net income of $3.8 million, compared to net income of $3.4 million for the six months ended June 30, 2013, an increase of $376 thousand (11.1%). For the current six months the ROA was 1.02%, compared to 0.98% for the six months ended June 30, 2013. The ROE was 10.59% for the six months ended June 30, 2014, compared to 9.58% for the six months ended June 30, 2013.

Net interest income for the six months ended June 30, 2014 was $12.3 million, an increase of $763 thousand (6.6%), compared to $11.6 million for the six months ended June 30, 2013. The weighted-average yield on interest-earning assets was 3.83% for the six months ended June 30, 2014, compared to 3.85% for the six months ended June 30, 2013. The weighted-average cost of funds for the six months ended June 30, 2014, was 0.26%, compared to 0.29% for the six months ended June 30, 2013. The impact of the 3.83% return on interest earning assets and the 0.26% cost of funds resulted in an interest rate spread of 3.57% for the current six months, compared to 3.56% for the six months ended June 30, 2013. Compared to the six months ended June 30, 2013, total interest income increased by $734 thousand (5.9%) while total interest expense decreased by $29 thousand (3.2%). The net interest margin was 3.58% for the six months ended June 30, 2014, compared to 3.57% for the six months ended June 30, 2013. On a tax equivalent basis, the Bancorp’s net interest margin was 3.85% for the six months ended June 30, 2014, compared to 3.77% for the six months ended June 30, 2013. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the six months ended June 30, 2014, interest income from loans increased by $346 thousand (3.5%), compared to the six months ended June 30, 2013. The change was primarily due to an increase in average balances outstanding. The weighted-average yield on loans outstanding was 4.38% for the current six months, compared to 4.49% for the six months ended June 30, 2013. Loan balances averaged $470.8 million for the current six months, an increase of $27.6 million (6.2%) from $443.2 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, interest income on securities and other interest bearing balances increased by $388 thousand (15.5%), compared to the six months ended June 30, 2013. The increase was due to an increase in the weighted-average yield and balances outstanding. The weighted-average yield on securities and other interest bearing balances was 2.65%, for the current six months, compared to 2.46% for the six months ended June 30, 2013. Securities balances averaged $201.4 million for the current six months, up $10.0 million (5.2%) from $191.4 million for the six months ended June 30, 2013. The increase in security average balances is a result of ongoing, consistent investment growth. Other interest bearing balances averaged $17.2 million for the current period, down $4.3 million (33.3%) from $12.9 million for the six months ended June 30, 2013.

Interest expense on deposits decreased by $4 thousand (0.7%) during the current six months compared to the six months ended June 30, 2013. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the six months ended June 30, 2014 was 0.19%, compared to 0.21%, for the six months ended June 30, 2013. Total deposit balances averaged $603.1 million for the current six months, up $44.7 million (8.0%) from $558.4 million for the six months ended June 30, 2013. Interest expense on borrowed funds decreased by $25 thousand (8.0%) during the current six months due to lower weighted average cost, as compared to the six months ended June 30, 2013. The weighted-average cost of borrowed funds was 1.00% for the current six months, compared to 1.20% for the six months ended June 30, 2013. Borrowed funds averaged $57.6 million during the six months ended June 30, 2014, a decrease of $5.5 million (10.6%) from $52.1 million for the six months ended June 30, 2013.

Noninterest income for the six months ended June 30, 2014 was $3.1 million, an increase of $240 thousand (8.4%) from $2.8 million for the six months ended June 30, 2013. During the current six months, fees and service charges totaled $1.3 million, an increase of $81 thousand (6.7%) from $1.2 million for the six months ended June 30, 2013. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $819 thousand for the six months ended June 30, 2014, an increase of $122 thousand (17.5%) from $697 thousand for the six months ended June 30, 2013. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $457 thousand for the current six months, a decrease of $13 thousand (2.9%) from $444 thousand for the six months ended June 30, 2013. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $216 thousand for the current six months, a decrease of $82 thousand (27.5%), compared to $298 thousand for the six months ended June 30, 2013. The decrease in gains from the sale of loans is the result of less mortgage refinance activity. Income from an increase in the cash value of bank owned life insurance totaled $205 thousand for the six months ended June 30, 2014, an increase of $30 thousand (17.1%), compared to $175 thousand for the six months ended June 30, 2013. The increase in income from the cash value of bank owned life insurance is the result of added policies taken during 2013. Gains on foreclosed real estate totaled $5 thousand for the six months ended June 30, 2014, an increase of $6 thousand (600.0%) from $1 thousand in losses for the six months ended June 30, 2013. Other noninterest income totaled $88 thousand for the six months ended June 30, 2014, compared to $18 thousand for the six months ended June 30, 2013. The increase in other non-interest income is primarily related to rent from foreclosed real estate properties and income from other one-time items.

Noninterest expense for the six months ended June 30, 2014 was $10.1 million, an increase of $511 thousand (5.3%) from $9.6 million for the six months ended June 30, 2013. During the current six months, compensation and benefits totaled $5.4 million, an increase of $169 thousand (3.2%) from $5.3 million for the six months ended June 30, 2013. The increase in compensation and benefits is the result of the Bancorp’s ordinary course annual adjustments to salaries as well as adding sales staff. Occupancy and equipment totaled $1.6 million for the current six months, an increase of $88 thousand (5.8%), compared to $1.5 million for the six months ended June 30, 2013. The increase in occupancy and equipment expense is the result of slightly higher building operating expenses as well as the addition of two new banking centers during the current six months from the acquisition of First Federal. Data processing expense totaled $560 thousand for the six months ended June 30, 2014, an increase of $88 thousand (18.6%) from $472 thousand for the six months ended June 30, 2013. Data processing expense has increased as a result of increased system utilization. Marketing expense related to banking products totaled $260 thousand for the current six months, a decrease of $7 thousand (2.6%) from $267 thousand for the six months ended June 30, 2013. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $218 thousand for the six months ended June 30, 2014, a decrease of $35 thousand (13.8%) from $253 thousand for the six months ended June 30, 2013. The decrease was the result of lower FDIC assessment rates. Other expenses related to banking operations totaled $2.0 million for the six months ended June 30, 2014, an increase of $208 thousand (11.3%) from $1.8 million for the six months ended June 30, 2013. The increase in other operating expenses is primarily related to the acquisition of First Federal. The Bancorp’s efficiency ratio was 65.7% for the six months ended June 30, 2014, compared to 66.7% for the six months ended June 30, 2013. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the decrease can be attributed to higher net interest income and noninterest income.

Income tax expenses for the six months ended June 30, 2014 totaled $1.1 million, compared to income tax expense of $1.2 million for the six months ended June 30, 2013, a decrease of $64 thousand (5.4%). The combined effective federal and state tax rates for the Bancorp was 23.0% for the six months ended June 30, 2014, compared to 26.0% for the six months ended June 30, 2013. The Bancorp’s lower current period effective tax rate is a result of higher tax preferred income.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2014, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

There are no matters reportable under this item.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2000 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase program did not have an express expiration date and was only limited by the number of shares that could be purchased. This repurchase program was replaced by a new stock repurchase program authorized by the Bancorp’s Board of Directors on April 24, 2014, as described below. As a result, the Bancorp will not make any further repurchases under the April 2000 repurchase program. As of June 30, 2014, the Bancorp repurchased 43,812 shares of its outstanding common stock under the program at an average price per share of $22.64. No shares were repurchased during three months ended June 30, 2014 as shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
April 1, 2014 – April 30, 2014	-	N/A	43,812	6,188
May 1, 2014 – May 31, 2014	-	N/A	43,812	6,188
June 1, 2014 – June 30, 2014	-	N/A	43,812	6,188
	-	N/A	43,812	0

(1)	The stock repurchase plan was announced on April 18, 2000, whereby the Bancorp was authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. This plan was replaced by the new plan on April 24, 2014.

On April 24, 2014 the Bancorp’s Board of Directors authorized a new stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase replaced the previous stock repurchase program that was authorized on April 18, 2000. The new stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. During the quarter ended June 30, 2014, 1,172 shares were repurchased as part of the newly authorized stock repurchase program. As of June 30, 2014, the Bancorp has repurchased 1,172 shares of its outstanding common stock under the program at an average price per share of $26.50. Information on the shares repurchased during the quarter ended June 30, 2014 under the program is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(2)
April 1, 2014 – April 30, 2014	1,160	$26.50	1,160	48,840
May 1, 2014 – May 31, 2014	12	$26.46	1,172	48,828
June 1, 2014 – June 30, 2014	-	N/A	-	48,828
	1,172	$26.50	1,172	48,828

(2)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program. This program replaced the previous stock repurchase program authorized on April 18, 2000.

Item 3. Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

There are no matters reportable under this item.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended June 30, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: August 4, 2014	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board, Chief Executive
Officer and President

Date: August 4, 2014	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

