Form 10-Q
period 2014-09-30
NORTHWEST INDIANA BANCORP
filed 2014-10-27
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014 or

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

There were 2,844,167 shares of the registrant’s Common Stock, without par value, outstanding at October 24, 2014.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, September 30, 2014 and December 31, 2013	1

	Consolidated Statements of Income, Three and Nine Months Ended September 30, 2014 and 2013	2

	Consolidated Statements of Comprehensive Income, Three and Nine Months Ended September 30, 2014 and 2013	3

	Consolidated Statements of Changes in Stockholders' Equity, Three and Nine Months Ended September 30, 2014 and 2013	3

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2014 and 2013	4

	Notes to Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. Other Information		30

SIGNATURES		31

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	September 30,
	2014	December 31,
(Dollars in thousands)	(unaudited)	2013

ASSETS

Cash and non-interest bearing balances in financial institutions	$10,970	$11,758
Interest bearing balances in financial institutions	16,919	9,256
Federal funds sold	102	110
Total cash and cash equivalents	27,991	21,124

Securities available-for-sale	216,476	194,296
Loans held-for-sale	2,082	136
Loans receivable	491,638	437,821
Less: allowance for loan losses	(6,231)	(7,189)
Net loans receivable	485,407	430,632
Federal Home Loan Bank stock	4,392	3,086
Accrued interest receivable	2,663	2,480
Premises and equipment	17,809	17,260
Foreclosed real estate	1,814	1,084
Cash value of bank owned life insurance	16,706	16,396
Goodwill	1,611	-
Other assets	4,755	6,959

Total assets	$781,706	$693,453

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$86,348	$73,430
Interest bearing	544,897	499,463
Total	631,245	572,893
Repurchase agreements	25,540	14,031
Borrowed funds	38,683	30,898
Accrued expenses and other liabilities	12,138	8,870

Total liabilities	707,606	626,692

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: September 30, 2014 - 2,901,377	361	361
December 31, 2013 - 2,897,202
shares outstanding: September 30, 2014 - 2,844,167
December 31, 2013 - 2,841,164
Additional paid in capital	4,047	4,032
Accumulated other comprehensive income/(loss)	555	(3,151)
Retained earnings	69,137	65,519

Total stockholders' equity	74,100	66,761

Total liabilities and stockholders' equity	$781,706	$693,453

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans receivable
Real estate loans	$4,686	$5,370	$13,330	$13,771
Commercial loans	828	767	2,482	2,316
Consumer loans	6	4	15	15
Total loan interest	5,520	6,141	15,827	16,102

Securities	1,509	1,355	4,399	3,851
Other interest earning assets	13	20	20	33
	1,522	1,375	4,419	3,884

Total interest income	7,042	7,516	20,246	19,986

Interest expense:
Deposits	332	282	914	868
Repurchase agreements	17	17	49	51
Borrowed funds	122	120	378	399

Total interest expense	471	419	1,341	1,318

Net interest income	6,571	7,097	18,905	18,668
Provision for loan losses	165	150	575	380

Net interest income after provision for loan losses	6,406	6,947	18,330	18,288

Noninterest income:
Fees and service charges	734	681	2,031	1,897
Wealth management operations	375	356	1,194	1,053
Gain on sale of securities, net	63	96	520	540
Gain on sale of loans held-for-sale, net	178	42	383	340
Increase in cash value of bank owned life insurance	94	94	310	269
Gain on foreclosed real estate, net	16	18	21	17
Other	11	1	99	19

Total noninterest income	1,471	1,288	4,558	4,135

Noninterest expense:
Compensation and benefits	2,980	2,628	8,419	7,898
Occupancy and equipment	865	809	2,476	2,332
Data processing	291	282	851	754
Marketing	108	116	368	383
Federal deposit insurance premiums	128	126	346	379
Other	1,000	1,074	3,046	2,912

Total noninterest expense	5,372	5,035	15,506	14,658

Income before income tax expenses	2,505	3,200	7,382	7,765
Income tax expenses	592	823	1,716	2,011

Net income	$1,913	$2,377	$5,666	$5,754

Earnings per common share:
Basic	$0.67	$0.84	$1.99	$2.02
Diluted	$0.67	$0.84	$1.99	$2.02

Dividends declared per common share	$0.25	$0.22	$0.72	$0.63

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2014	2013	2014	2013

Net income	$1,913	$2,377	$5,666	$5,754

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains/(losses) arising during the period	321	99	6,136	(5,962)
Less: reclassification adjustment for gains included in net income	(63)	(96)	(520)	(540)
Net securities gain/(loss) during the period	258	3	5,616	(6,502)
Tax effect	(85)	1	(1,906)	2,230
Net of tax amount	173	4	3,710	(4,272)

Net change in unrecognized gain on postretirement benefit:
Amortization of net actuarial gain	(1)	(1)	(4)	(4)
Net loss during the period	(1)	(1)	(4)	(4)
Tax effect	-	-	-	-
Net of tax amount	(1)	(1)	(4)	(4)
Other comprehensive (loss)/gain, net of tax	172	3	3,706	(4,276)

Comprehensive income/(loss), net of tax	$2,085	$2,380	$9,372	$1,478

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2014	2013	2014	2013

Balance at beginning of period	$72,710	$65,564	$66,761	$67,651

Comprehensive income:
Net income	1,913	2,377	5,666	5,754
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	173	4	3,710	(4,272)
Amortization of unrecognized gain on postretirement benefit	(1)	(1)	(4)	(4)
Comprehensive income/(loss), net of tax	2,085	2,380	9,372	1,478

Stock based compensation expense	16	11	46	27
Sale of treasury stock	-	-	-	22
Stock repurchase	-	(115)	(31)	(172)
Cash dividends	(711)	(625)	(2,048)	(1,791)

Balance at end of period	$74,100	$67,215	$74,100	$67,215

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,666	$5,754
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Origination of loans for sale	(18,865)	(11,103)
Sale of loans originated for sale	17,294	11,516
Depreciation and amortization, net of accretion	1,513	1,593
Amortization of mortgage servicing rights	59	114
Stock based compensation expense	46	27
Gain on sale of securities, net	(520)	(540)
Gain on sale of loans held-for-sale, net	(383)	(340)
(Gain)/ loss on foreclosed real estate, net	(21)	(17)
Provision for loan losses	575	380
Net change in:
Interest receivable	(183)	124
Other assets	444	1,557
Accrued expenses and other liabilities	2,633	(1,340)
Total adjustments	2,592	1,971
Net cash - operating activities	8,258	7,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	14,437	29,623
Proceeds from sales of securities available-for-sale	29,451	24,484
Purchases of securities available-for-sale	(56,500)	(59,426)
Loan participations purchased	(427)	253
Net change in loans receivable	(26,627)	5,245
Proceeds from sales of foreclosed real estate	819	273
Cash and cash equivalents from acquisition activity	2,630	-
Purchase of Federal Home Loan Bank Stock	(881)	-
Purchase of premises and equipment, net	(661)	(569)
Purchase of bank owned life insurance	-	(3,500)
Increase in cash value of bank owned life insurance	(310)	(269)
Net cash - investing activities	(38,069)	(3,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	21,377	1,021
Proceeds from FHLB advances	47,000	11,000
Repayment of FHLB advances	(39,000)	(13,000)
Change in other borrowed funds	9,294	4,347
Proceeds from sale of treasury stock	-	22
Common stock repurchased	(31)	(172)
Dividends paid	(1,962)	(1,703)
Net cash - financing activities	36,678	1,515
Net change in cash and cash equivalents	6,867	5,354
Cash and cash equivalents at beginning of period	21,124	33,751
Cash and cash equivalents at end of period	$27,991	$39,105

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,345	$1,333
Income taxes	810	1,081
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$37,906	$-
Value of goodwill and other intangible assets	1,704	-
Fair value of liabilities assumed	39,610	-
Noncash activities:
Transfers from loans to foreclosed real estate	$1,528	$1,519

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2014 and December 31, 2013, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2014 and 2013, and consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. The income reported for the nine month period ended September 30, 2014 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 – Acquisition Activity

On April 1, 2014, the Bank acquired First Federal Savings and Loan Association of Hammond ("First Federal"), a federal mutual savings association headquartered in Hammond, Indiana. First Federal operated two banking locations in Hammond and Highland, Indiana. The Bank acquired First Federal by merging First Federal with and into the Bank immediately following First Federal's voluntary supervisory conversion to stock form. The Bank was not required to issue or pay any shares, cash, or other consideration in the merger. The First Federal acquisition added assets with a fair value of $37.9 million, including securities with a fair value of $3.8 million, loans receivable with a fair value of $29.1 million, premises and equipment with a fair value of $967 thousand, and foreclosed real estate of $690 thousand. The First Federal acquisition also added liabilities with a fair value of $39.6 million, including core deposits with a fair value of $7.2 million and certificates of deposit with a fair value of $29.8 million. As a result of the differences in the fair value of assets and liabilities, goodwill of $1.6 million and intangible assets of $93 thousand were also added.

As part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $202 thousand of accretion was taken into income during the quarter ended September 30, 2014. Approximately $269 thousand of accretion was taken into income for the nine months ended September 30, 2014. It is estimated that $54 thousand of accretion will occur during the remainder of 2014, $204 thousand of accretion will occur annually through to 2017, and accretion of $170 thousand will occur during 2018.

As part of the fair value of certificates of deposit, a fair value premium was established of $276 thousand that is being amortized over 17 months on a straight line basis. Approximately $50 thousand of amortization was taken as expense during the quarter ended September 30, 2014. Approximately $100 thousand of amortization was taken as expense during the nine months ended September 30, 2014. It is estimated that $50 thousand of amortization will occur during the remainder of 2014 and $126 thousand of amortization will occur during 2015.

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross	Estimated
(Dollars in thousands)	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2014
Money market fund	$187	$-	$-	$187
U.S. government sponsored entities	12,500	-	(196)	12,304
Collateralized mortgage obligations and residential mortgage-backed securities	117,794	1,192	(824)	118,162
Municipal securities	80,000	3,559	(167)	83,392
Collateralized debt obligations	5,208	-	(2,777)	2,431
Total securities available-for-sale	$215,689	$4,751	$(3,964)	$216,476

December 31, 2013
U.S. government sponsored entities	$18,997	$-	$(637)	$18,360
Collateralized mortgage obligations and residential mortgage-backed securities	101,056	1,181	(1,922)	100,315
Municipal securities	73,864	1,499	(1,710)	73,653
Collateralized debt obligations	5,208	-	(3,240)	1,968
Total securities available-for-sale	$199,125	$2,680	$(7,509)	$194,296

The estimated fair value of available-for-sale debt securities at September 30, 2014, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-sale
(Dollars in thousands)	Estimated
	Fair	Tax-Equivalent
September 30, 2014	Value	Yield (%)
Due in one year or less	$1,934	6.64
Due from one to five years	17,324	2.83
Due from five to ten years	24,021	5.62
Due over ten years	55,035	4.68
Collateralized mortgage obligations and residential mortgage-backed securities	118,162	2.65
Total	$216,476	3.55

Sales of available-for-sale securities were as follows for the nine months ended:

	September 30,	September 30,
(Dollars in thousands)	2014	2013

Proceeds	$29,451	$24,484
Gross gains	791	600
Gross losses	(271)	(60)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)	Unrealized gain/(loss)
Beginning balance, December 31, 2013	$(3,209)
Current period change	3,710
Ending balance, September 30, 2014	$501

Securities with carrying values of approximately $34.3 million and $31.2 million were pledged as of September 30, 2014 and December 31, 2013, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at September 30, 2014 and December 31, 2013 not recognized in income are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2014
U.S. government sponsored entities	$990	$(10)	$11,314	$(186)	$12,304	$(196)
Collateralized mortgage obligations and residential mortgage-backed securities	15,829	(113)	29,049	(711)	44,878	(824)
Municipal securities	1,222	(4)	8,048	(163)	9,270	(167)
Collateralized debt obligations	-	-	2,431	(2,777)	2,431	(2,777)
Total temporarily impaired	$18,041	$(127)	$50,842	$(3,837)	$68,883	$(3,964)
Number of securities		15		51		66

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
U.S. government sponsored entities	$18,360	$(637)	$-	$-	$18,360	$(637)
Collateralized mortgage obligations and residential mortgage-backed securities	62,748	(1,922)	-	-	62,748	(1,922)
Municipal securities	27,890	(1,571)	1,478	(139)	29,368	(1,710)
Collateralized debt obligations	-	-	1,968	(3,240)	1,968	(3,240)
Total temporarily impaired	$108,998	$(4,130)	$3,446	$(3,379)	$112,444	$(7,509)
Number of securities		117		8		125

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

Note 5 - Loans Receivable

	(Dollars in thousands)
	September 30, 2014	December 31, 2013
Loans secured by real estate:
Residential, including home equity	$189,118	$161,932
Commercial real estate, construction & land development, and other dwelling	209,205	195,423
Commercial participations purchased	2,312	1,273
Total loans secured by real estate	400,635	358,628
Consumer loans	466	237
Commercial business	63,352	57,716
Government and other	27,542	21,587
Subtotal	491,995	438,168
Less:
Net deferred loan origination fees	(188)	(252)
Undisbursed loan funds	(169)	(95)
Loan receivables	$491,638	$437,821

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer Loans	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business Loans	Government Loans	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2014:

Allowance for loan losses:
Beginning Balance	$1,448	$29	$3,725	$25	$869	$80	$6,176
Charge-offs	(110)	(14)	(3)	-	-	-	(127)
Recoveries	-	-	4	-	13	-	17
Provisions	261	14	(67)	9	(51)	(1)	165
Ending Balance	$1,599	$29	$3,659	$34	$831	$79	$6,231

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2013:

Allowance for loan losses:
Beginning Balance	$1,450	$15	$4,339	$851	$1,082	$27	$7,764
Charge-offs	(7)	(4)	(307)	-	(129)	-	(447)
Recoveries	-	2	-	137	6	-	145
Provisions	94	1	853	(827)	6	23	150
Ending Balance	$1,537	$14	$4,885	$161	$965	$50	$7,612

			Commercial Real
			Estate,
			Construction &
	Residential Real		Land	Commercial
	Estate, Including		Development, and	Participations	Commercial	Government
(Dollars in thousands)	Home Equity	Consumer Loans	Other Dwellings	Purchased	Business Loans	Loans	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2014:

Allowance for loan losses:
Beginning Balance	$1,444	$12	$4,789	$31	$859	$54	$7,189
Charge-offs	(123)	(26)	(1,421)	-	-	-	(1,570)
Recoveries	2	-	17	2	16	-	37
Provisions	276	43	274	1	(44)	25	575
Ending Balance	$1,599	$29	$3,659	$34	$831	$79	$6,231

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2013:

Allowance for loan losses:
Beginning Balance	$1,024	$19	$4,550	$1,608	$1,220	$-	$8,421
Charge-offs	(124)	(10)	(307)	(333)	(567)	-	(1,341)
Recoveries	1	5	-	137	9	-	152
Provisions	636	-	642	(1,251)	303	50	380
Ending Balance	$1,537	$14	$4,885	$161	$965	$50	$7,612

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at September 30, 2014:

Ending balance: individually evaluated for impairment	$14	$-	$319	$12	$34	$-	$379

Ending balance: collectively evaluated for impairment	$1,585	$29	$3,340	$22	$797	$79	$5,852

LOAN RECEIVABLES
Ending balance	$188,891	$464	$209,205	$2,312	$63,224	$27,542	$491,638

Ending balance: individually evaluated for impairment	$105	$-	$6,284	$104	$331	$-	$6,824

Ending balance: purchased credit impaired individually evaluated for impairment	$579	$-	$-	$-	$-	$-	$579

Ending balance: collectively evaluated for impairment	$188,207	$464	$202,921	$2,208	$62,893	$27,542	$484,235

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at September 30, 2013:

Ending balance: individually evaluated for impairment	$17	$-	$1,669	$-	$36	$-	$1,722

Ending balance: collectively evaluated for impairment	$1,520	$14	$3,216	$161	$929	$50	$5,890

LOAN RECEIVABLES
Ending balance	$160,907	$239	$183,203	$5,982	$58,556	$19,919	$428,806

Ending balance: individually evaluated for impairment	$896	$-	$8,505	$-	$928	$-	$10,329

Ending balance: collectively evaluated for impairment	$160,011	$239	$174,698	$5,982	$57,628	$19,919	$418,477

The Bancorp's credit quality indicators, are summarized below at September 30, 2014 and December 31, 2013:

		(Dollars in thousands)
		Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
		Commercial Real Estate, Construction						Government
		& Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Loans
	Loan Grades	2014	2013	2014	2013	2014	2013	2014	2013
2	Moderate risk	$-	$-	$-	$-	$4,252	$4,279	$-	$-
3	Acceptable risk	167,893	150,303	2,088	1,013	46,573	41,474	27,542	21,587
4	Pass/monitor	30,163	33,153	120	260	10,788	11,173	-	-
5	Special mention (watch)	4,692	3,348	-	-	1,279	88	-	-
6	Substandard	6,457	8,545	104	-	332	702	-	-
7	Doubtful	-	-	-	-	-	-	-	-
	Total	$209,205	$195,349	$2,312	$1,273	$63,224	$57,716	$27,542	$21,587

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate,
	Including Home Equity		Consumer Loans
	2014	2013	2014	2013
Performing	$185,794	$158,963	$464	$232
Non-performing	3,097	2,701	-	-
Total	$188,891	$161,664	$464	$232

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

No loans were modified in a troubled debt restructuring, nor have any previous troubled debt restructurings subsequently defaulted, during the nine months ended September 30, 2014. Six residential real estate loans with a pre-modification outstanding recorded investment of $792 thousand and a post-modification outstanding recorded investment of $782 thousand qualified as troubled debt restructurings during the first nine months of 2013.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the nine months ended
	As of September 30, 2014			September 30, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$200	$-
Commercial real estate, construction & land development, and other dwellings	525	525	-	848	19
Commercial participations purchased	-	-	-	-	-
Commercial business loans	25	25	-	198	-
With an allowance recorded:
Residential real estate, including home equity	684	684	14	560	17
Commercial real estate, construction & land development, and other dwellings	5,759	5,759	319	6,536	149
Commercial participations purchased	104	1,340	12	26	2
Commercial business loans	306	574	34	285	5
Total:
Residential real estate, including home equity	$684	$684	$14	$760	$17
Commercial real estate, construction & land development, and other dwellings	$6,284	$6,284	$319	$7,385	$168
Commercial participations purchased	$104	$1,340	$12	$26	$2
Commercial business loans	$331	$599	$34	$483	$5

				For the nine months ended
	As of December 31, 2013			September 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	617	617	-	891	23
Commercial participations purchased	-	-	-	-	-
Commercial business loans	228	228	-	938	3
With an allowance recorded:
Residential real estate, including home equity	887	899	16	871	22
Commercial real estate, construction & land development, and other dwellings	7,829	7,829	1,657	9,360	217
Commercial participations purchased	-	-	-	-	-
Commercial business loans	306	574	30	559	7
Total:
Residential real estate, including home equity	$887	$899	$16	$871	$22
Commercial real estate, construction & land development, and other dwellings	$8,446	$8,446	$1,657	$10,251	$240
Commercial participations purchased	$-	$-	$-	$-	$-
Commercial business loans	$534	$802	$30	$1,497	$10

As part of the acquisition of First Federal, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2014, purchased credit impaired loans with unpaid principal balances totaled $1.4 million with a recorded investment of $579 thousand.

The Bancorp's age analysis of past due loans is summarized below:

		(Dollars in thousands)
							Recorded
							Investments
							Greater than
	30-59 Days Past	60-89 Days Past	Greater Than 90				90 Days and
	Due	Due	Days Past Due	Total Past Due	Current	Total Loans	Accruing
September 30, 2014
Residential real estate, including home equity	$5,024	$3,123	$2,704	$10,851	$178,040	$188,891	$700
Consumer loans	-	-	-	-	464	464	-
Commercial real estate, construction & land development, and other dwellings	355	-	1,784	2,139	207,066	209,205	526
Commercial participations purchased	1	-	104	105	2,207	2,312	-
Commercial business loans	491	44	237	772	62,452	63,224	-
Government loans	-	-	-	-	27,542	27,542	-
Total	$5,871	$3,167	$4,829	$13,867	$477,771	$491,638	$1,226

December 31, 2013
Residential real estate, including home equity	$3,721	$1,090	$1,502	$6,313	$155,351	$161,664	$174
Consumer loans	1	-	-	1	231	232	-
Commercial real estate, construction & land development, and other dwellings	1,083	2,626	768	4,477	190,872	195,349	-
Commercial participations purchased	-	-	-	-	1,273	1,273	-
Commercial business loans	1,032	25	447	1,504	56,212	57,716	-
Government loans	-	-	-	-	21,587	21,587	-
Total	$5,837	$3,741	$2,717	$12,295	$425,526	$437,821	$174

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2014	2013
Residential real estate, including home equity	$3,097	$2,526
Consumer loans	-	-
Commercial real estate, construction & land development, and other dwellings	1,396	807
Commercial participations purchased	-	-
Commercial business loans	237	447
Government loans	-	-
Total	$4,730	$3,780

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2014	2013
Residential real estate, including home equity	$387	$94
Commercial real estate, construction & land development, and other dwellings	1,218	990
Commercial business loans	209	-
Total	$1,814	$1,084

Note 7 – Goodwill and Other Intangible Assets

The Bancorp established a goodwill balance of $1.6 million with the acquisition of First Federal. In addition to goodwill, a core deposit intangible of $93 thousand was established and is being amortized over 7.9 years on a straight line basis. Approximately $6 thousand of amortization was taken during the nine months ended September 30, 2014. It is estimated that $3 thousand of amortization will occur during the remainder of 2014 and the remaining amount will be equally amortized through to the first quarter of 2022.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings per common share:
Net income as reported	$1,913	$2,377	$5,666	$5,754
Weighted average common shares outstanding	2,844,167	2,843,596	2,843,988	2,842,315
Basic earnings per common share	$0.67	$0.84	$1.99	$2.02
Diluted earnings per common share:
Net income as reported	$1,913	$2,377	$5,666	$5,754
Weighted average common shares outstanding	2,844,167	2,843,596	2,843,988	2,842,315
Add: Dilutive effect of assumed stock option exercises	-	-	-	-
Weighted average common and dilutive potential common shares outstanding	2,844,167	2,843,596	2,843,988	2,842,315
Diluted earnings per common share	$0.67	$0.84	$1.99	$2.02

Note 10 - Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock awards.

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the nine months ended September 30, 2014, stock based compensation expense of $46 thousand was recorded, compared to $27 thousand for the nine months ended September 30, 2013. It is anticipated that current outstanding vested and unvested options and awards will result in additional compensation expense of approximately $15 thousand in 2014 and $60 thousand in 2015.

There were no incentive stock options granted during the first nine months of 2014 or 2013. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. A summary of incentive option activity under the Bancorp’s incentive stock option plan for the nine months ended September 30, 2014 follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Incentive options	Shares	Price	Term	Value
Outstanding at January 1, 2014	6,350	$29.82
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(5,600)	$30.00
Outstanding at September 30, 2014	750	$28.50	3.4	-
Exercisable at September 30, 2014	750	$28.50	3.4	-

There were 4,175 shares of restricted stock granted during the first nine months of 2014 compared to 8,450 shares granted during the first nine months of 2013. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option plan for the nine months ended September 30, 2014 follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Grant Date	Intrinsic
Restricted stock	Shares	Price	Fair Value	Value
Nonvested at January 1, 2014	$11,100	$21.54	$21.54	$46,750
Granted	4,175	26.32	23.33	375
Vested	(2,500)	18.86	18.86	(17,225)
Forfeited	-	-	-	-
Nonvested at September 30, 2014	$12,775	$23.63	$22.65	$29,900

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the quarterly other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, and bank call reports filed with the FDIC and the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment during the quarter ended September 30, 2014.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Other-than-temporary impairment
Ending balance, December 31, 2013	$271
Additions not previously recognized	-
Ending balance, September 30, 2014	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of September 30, 2014:

(Dollars in thousands)
Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Book value	$1,257	$1,296	$1,303	$1,352
Fair value	$530	$517	$832	$552
Unrealized gains/(losses)	$(727)	$(779)	$(471)	$(800)
Lowest credit rating assigned	CC	C	BB	CC
Number of performing banks	53	30	55	46
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	17	9	1	3
Number of issuers in deferral	10	3	10	7
Defaults & deferrals as a % of performing collateral	40.78%	25.75%	17.22%	22.89%
Subordination:
As a % of performing collateral	6.62%	-2.47%	41.15%	22.09%
As a % of performing collateral - adjusted for projected future defaults	-0.95%	-11.86%	37.39%	17.38%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.50%	2.80%	2.00%	1.90%
Year 2 - issuer average	2.50%	2.80%	2.00%	1.90%
Year 3 - issuer average	2.50%	2.80%	2.00%	1.90%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At September 30, 2014, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At September 30, 2014, three of the trust preferred securities with a cost basis of $3.9 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2014. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2014 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
Money market fund	$187	$187	$-	$-
U.S. government sponsored entities	12,304	-	12,304	-
Collateralized mortgage obligations and residential mortgage-backed securities	118,162	-	118,162	-
Municipal securities	83,392	-	83,392	-
Collateralized debt obligations	2,431	-	-	2,431
Total securities available-for-sale	$216,476	$187	$213,858	$2,431

		Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
U.S. government sponsored entities	$18,360	$-	$18,360	$-
Collateralized mortgage obligations and residential mortgage-backed securities	100,315	-	100,315	-
Municipal securities	73,653	-	73,653	-
Collateralized debt obligations	1,968	-	-	1,968
Total securities available-for-sale	$194,296	$-	$192,328	$1,968

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for-sale securities
Beginning balance, December 31, 2013	$1,968
Transfers in and/or (out) of Level 3	-
Total gains or (losses)
Included in earnings	-
Included in other comprehensive income	463
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Ending balance, September 30, 2014	$2,431

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2014 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,024	$-	$-	$7,024
Foreclosed real estate	1,814	-	-	1,814

		Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,164	$-	$-	$8,164
Foreclosed real estate	1,084	-	-	1,084

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment of impaired loans was $7.4 million and the related specific reserves totaled $379 thousand, resulting in a fair value of impaired loans totaling $7.0 million, at September 30, 2014. The recorded investment of impaired loans was $9.9 million and the related specific reserves totaled $1.7 million, resulting in a fair value of impaired loans totaling $8.2 million, at December 31, 2013. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	September 30, 2014		Estimated Fair Value Measurements at September 30, 2014 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$27,991	$27,991	$27,991	$-	$-
Securities available-for-sale	216,476	216,476	-	214,045	2,431
Loans held-for-sale	2,082	2,125	2,125	-	-
Loans receivable, net	485,407	481,910	-	-	481,910
Federal Home Loan Bank stock	4,392	4,392	-	4,392	-
Accrued interest receivable	2,663	2,663	-	2,663	-

Financial liabilities:
Non-interest bearing deposits	86,348	86,348	86,348	-	-
Interest bearing deposits	544,897	544,933	355,493	189,440	-
Repurchase agreements	25,540	25,548	20,028	5,520	-
Borrowed funds	38,683	38,649	582	38,067	-
Accrued interest payable	43	43	-	43	-

	December 31, 2013		Estimated Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$21,124	$21,124	$21,124	$-	$-
Securities available-for-sale	194,296	194,296	-	192,328	1,968
Loans held-for-sale	136	138	138	-	-
Loans receivable, net	430,632	427,719	-	-	427,719
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,480	2,480	-	2,480	-

Financial liabilities:
Non-interest bearing deposits	73,430	73,430	73,430	-	-
Interest bearing deposits	499,463	499,470	343,847	155,623	-
Repurchase agreements	14,031	14,043	8,042	6,001	-
Borrowed funds	30,898	30,956	799	30,157	-
Accrued interest payable	47	47	-	47	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended September 30, 2014 and December 31, 2013:

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

At September 30, 2014, the Bancorp had total assets of $781.7 million, total loans of $491.6 million and total deposits of $631.2 million. Stockholders' equity totaled $74.1 million or 9.48% of total assets, with book value per share of $26.05. Net income for the quarter ended September 30, 2014, was $1.9 million, or $0.67 earnings per common share for both basic and diluted calculations. For the quarter ended September 30, 2014, the return on average assets (ROA) was 0.98%, while the return on average stockholders’ equity (ROE) was 10.34%. For the nine months ended September 30, 2014, the Bancorp recorded net income of $5.7 million, or $1.99 earnings per basic and diluted share. For the nine months ended September 30, 2014, the ROA was 1.00%, while the ROE was 10.51%.

Recent Developments

The Current Economic and Regulatory Environment. We continue to operate in an uncertain economic and regulatory environment, which presents risks associated with our business. In this regard, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains comprehensive provisions governing the practices and oversight of large and small financial institutions alike, including several provisions that profoundly affect the regulation of community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp. The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the "CFPB"), which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks. Additional legislative or regulatory action that may impact our business may result from the numerous provisions and multiple studies mandated under the Dodd-Frank Act.

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

Financial Condition

During the nine months ended September 30, 2014, total assets increased by $88.3 million (12.7%), with interest-earning assets increasing by $86.9 million (13.5%). At September 30, 2014, interest-earning assets totaled $731.6 million compared to $644.7 million at December 31, 2013. Earning assets represented 93.6% of total assets at September 30, 2014, compared to 93.0% at December 31, 2013. Growth in total assets and interest earning assets for the six months was a combination of strong internal growth, as well as the acquisition of First Federal (see Note 3 - Acquisition Activity).

Loans receivable totaled $485.4 million at September 30, 2014, compared to $430.6 million at December 31, 2013. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	September 30,
	2014		December 31,
(Dollars in thousands)	(unaudited)		2013
	Balance	% Loans	Balance	% Loans

Construction & land development	$26,172	5.3%	$21,462	4.9%
1-4 first liens	160,933	32.7%	141,186	32.2%
Multifamily	31,272	6.4%	30,782	7.0%
Commercial real estate	154,073	31.3%	144,378	33.0%
Commercial business	63,224	12.9%	57,716	13.2%
1-4 Junior Liens	1,533	0.3%	1,186	0.3%
HELOC	24,235	4.9%	16,903	3.9%
Lot loans	2,190	0.4%	2,389	0.5%
Consumer	464	0.1%	232	0.1%
Government and other	27,542	5.7%	21,587	4.9%
Total loans	$491,638	100.0%	$437,821	100.0%

Adjustable rate loans / total loans	$281,343	57.2%	$261,329	59.7%

	September 30,
	2014	December 31,
	(unaudited)	2013

Total loans to total assets	62.9%	63.1%
Total loans to earning assets	67.2%	67.9%
Total loans to total deposits	77.9%	76.4%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2014, the Bancorp sold $16.9 million in newly originated fixed rate mortgage loans, compared to $11.5 million during the nine months ended September 30, 2013. Net gains realized from the mortgage loan sales totaled $383 thousand for the nine months ended September 30, 2014, compared to $340 thousand for the nine months ended September 30, 2013. At September 30, 2014, the Bancorp had $2.1 million in loans that were classified as held for sale, compared to $136 thousand at December 31, 2013.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $6.0 million at September 30, 2014, compared to $4.0 million at December 31, 2013, an increase of $2.0 million or 50.0%. The increase in non-performing loans for the first nine months of 2014 is primarily the result of the addition of two commercial real estate loans with an aggregate balance of $1.6 million and the addition of certain residential real estate loans. The ratio of non-performing loans to total loans was 1.21% at September 30, 2014, compared to 0.90% at December 31, 2013. The ratio of non-performing loans to total assets was 0.76% at September 30, 2014, compared to 0.57% at December 31, 2013. At September 30, 2014, all non-performing loans are also accounted for on a non accrual basis, except for twelve loans totaling $1.2 million that were classified as accruing and more than 90 days past due.

Loans internally classified as substandard totaled $10.3 million at September 30, 2014, compared to $12.2 million at December 31, 2013, a decrease of $1.9 million or 15.6%. The current level of substandard loans is concentrated in one accruing commercial real estate hotel loan in the amount of $4.6 million, which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2014 or December 31, 2013. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $13.5 million at September 30, 2014, compared to $7.5 million at December 31, 2013 an increase of $6.0 million or 80.00%. The increase in watch loans is related to the downgrades of residential and commercial loans.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At September 30, 2014, impaired loans totaled $7.4 million, compared to $9.9 million at December 31, 2013 a decrease of $2.5 million or 25.3%. The decrease in impaired loans for the first nine months of 2014 is primarily the result of the partial charge-off of one commercial real estate loan and the payoff of one development loan. The September 30, 2014, impaired loan balances consist of nine commercial real estate and commercial business loans totaling $6.7 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, fifteen residential real estate and home equity line of credit loans totaling $684 thousand, which are troubled debt restructurings or purchased credit impaired, have also been classified as impaired. At September 30, 2014 the ALL contained $379 thousand in specific reserves for impaired loans, compared to $1.7 million at December 31, 2013. There were no other loans considered to be impaired loans as of September 30, 2014. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired loans. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Bancorp aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. At September 30, 2014, purchased credit impaired loans with unpaid principal balances totaled $1.4 million with a recorded investment of $579 thousand.

At September 30, 2014, the Bancorp classified six loans totaling $6.5 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one commercial real estate hotel loan in the amount of $4.6 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $1.1 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in the amount of $525 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; two commercial business loans totaling $95 thousand for which a reduction in principal was granted; and one mortgage loan totaling $105 thousand, for which maturity dates were materially extended. At September 30, 2014, $5.4 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At September 30, 2014, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the nine months ended September 30, 2014, $575 thousand in provisions to the ALL were required, compared to $380 thousand for the nine months ended September 30, 2013, an increase of $195 thousand or 51.3%. Purchased loans from the First Federal acquisition resulted in additional provisions for the quarter, however, the ALL provision increases for the current nine month periods are primarily a result of increased originations and overall loan portfolio growth. For the nine months ended September 30, 2014, charge-offs, net of recoveries, totaled $1.5 million, compared to charge-offs, net of recoveries of $1.2 million for the nine months ended September 30, 2013. The net loan charge-offs for 2014 were comprised of $1.4 million in commercial real estate loans, $121 thousand in residential real estate loans, $24 thousand in consumer loans, and recoveries of $16 thousand in commercial business loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.27% at September 30, 2014, compared to 1.64% at December 31, 2013. The ALL to non-performing loans (coverage ratio) was 104.64% at September 30, 2014, compared to 181.82% at December 31, 2013. The decrease in both measures is the result of the acquisition of First Federal and the charge-off from one commercial real estate property, which carried a significant specific reserve. The September 30, 2014 balance in the ALL account of $6.2 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2014, foreclosed real estate totaled $1.8 million, which was comprised of fourteen properties, compared to $1.1 million and nine properties at December 31, 2013. The primary cause of the increase of foreclosed real estate is related to the acquisition of First Federal. Net gains from foreclosed real estate totaled $21 thousand for the nine months ended September 30, 2014, and were the result of proceeds received from a foreclosed property sold. At the end of September 2014 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $216.5 million at September 30, 2014, compared to $194.3 million at December 31, 2013, an increase of $22.2 million (11.4%). The increase in the securities portfolio is a result of continued market opportunities. At September 30, 2014, the securities portfolio represented 29.6% of interest-earning assets and 27.7% of total assets compared to 30.1% of interest-earning assets and 28.0% of total assets at December 31, 2013. The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,
	2014		December 31,
(Dollars in thousands)	(unaudited)		2013
	Balance	% Securities	Balance	% Securities

Money market fund	$187	0.1%	$-	0.0%
U.S. government sponsored entities	12,304	5.7%	18,360	9.4%
Collateralized mortgage obligations and residential mortgage-backed securities	118,162	54.6%	100,315	51.6%
Municipal securities	83,392	38.5%	73,653	37.9%
Collateralized debt obligations	2,431	1.1%	1,968	1.1%
Total securities available-for-sale	$216,476	100.0%	$194,296	100.0%

	September 30,
	2014	December 31,	YTD
(Dollars in thousands)	(unaudited)	2013	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$16,919	$9,256	$7,663	82.8%
Fed funds sold	102	110	(8)	-7.3%
Federal Home Loan Bank stock	4,392	3,086	1,306	42.3%

The increase in interest bearing balances in financial institutions is primarily the result of the Bancorp’s deposit gathering efforts and the timing of investing those funds in earning assets. Federal Home Loan Bank stock increased as a result of additional use of the Federal Home Loan Bank’s advances during the period ended September 30, 2014 as well as stock assumed by the Bancorp as a result of the acquisition of First Federal.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,
	2014	December 31,	YTD
(Dollars in thousands)	(unaudited)	2013	Change
	Balance	Balance	$	%

Checking	$201,123	$196,729	$4,394	2.2%
Savings	89,141	84,460	4,681	5.5%
Money market	151,577	136,088	15,489	11.4%
Certificates of deposit	189,404	155,616	33,788	21.7%
Total deposits	$631,245	$572,893	$58,352	10.2%

The Bancorp’s core deposits include checking, savings, and money market accounts. The overall increase in core deposits is a result of management’s sales efforts, the acquisition of First Federal, and current customer preferences for short-term, liquid investment alternatives.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,
	2014	December 31,	YTD
(Dollars in thousands)	(unaudited)	2013	Change
	Balance	Balance	$	%

Repurchase agreements	$25,540	$14,031	$11,509	82.0%
Borrowed funds	38,683	30,898	7,785	25.2%
Total borrowed funds	$64,223	$44,929	$19,294	42.9%

Repurchase agreements increased as a result of growth in the Bancorp’s business sweep accounts. Borrowed funds increased as opportunities to lock in longer term fixed rates continued.

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

During the nine months ended September 30, 2014, cash and cash equivalents increased by $6.9 million compared to a $5.4 million increase for the nine months ended September 30, 2013. The primary sources of cash and cash equivalents were increased deposits, proceeds from FHLB advances, and proceeds from maturities, pay downs, calls, and sales of available-for-sale securities. The primary uses of cash and cash equivalents were loan originations, the purchase of securities, repayment of FHLB advances, and the payment of common stock dividends. Cash provided by operating activities totaled $8.3 million for the nine months ended September 30, 2014, compared to cash provided of $7.7 million for the nine month period ended September 30, 2013. The increase in cash from operating activities was primarily the result of an increase in customer ACH payments being held at quarter end. Cash outflows from investing activities totaled $38.1 million for the current period, compared to cash outflows of $3.9 million for the nine months ended September 30, 2013. The increased cash outflows for the current nine months were primarily related to increased loan originations, increased securities purchases, and fewer pay downs and maturities from securities. Net cash inflows from financing activities totaled $36.7 million during the current period compared to net cash inflows of $1.5 million for the nine months ended September 30, 2013. The increase in net cash inflows from financing activities was a result of net deposit and borrowing inflows including from the acquisition of First Federal. On a cash basis, the Bancorp paid dividends on common stock of $2.0 million for the nine months ended September 30, 2014, compared to $1.7 million for the nine months ended September 30, 2013.

At September 30, 2014, outstanding commitments to fund loans totaled $86.6 million. Approximately 49.2% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $7.5 million at September 30, 2014. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2014, stockholders' equity increased by $7.4 million (11.0%). During the nine months ended September 30, 2014, stockholders’ equity was primarily increased by net income of $5.7 million and the change in the valuation of available-for-sale securities of $3.7 million. Decreasing stockholders’ equity was the declaration of $2.0 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase program replaced the previous stock repurchase program that was authorized on April 18, 2000. The new stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. During the second quarter of 2014, 1,172 shares were repurchased as part of the new stock repurchase program at an average price per share of $26.50. No shares were repurchased during the third quarter of 2014.

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

The following table shows that, at September 30, 2014, and December 31, 2013, the Bancorp’s and Bank’s capital exceeded all regulatory capital requirements. During the nine months ended September 30, 2014, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The decrease in capital ratios during the nine months is the result of the acquisition of First Federal as well as asset growth from loan originations and continued investments in the securities portfolio. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. Three of these investments currently have ratings that are below investment grade. As a result, approximately $20.1 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both September 30, 2014 and December 31, 2013. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Captal Adequacy Purposes		Corrective Action Regulations
At September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$77.2	14.7%	$42.1	8.0%	$52.7	10.0%
Tier 1 capital to risk-weighted assets	$71.0	13.5%	$21.1	4.0%	$31.6	6.0%
Tier 1 capital to adjusted average assets	$71.0	9.1%	$23.4	3.0%	$39.0	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Captal Adequacy Purposes		Corrective Action Regulations
At December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$75.0	15.6%	$38.5	8.0%	$48.2	10.0%
Tier 1 capital to risk-weighted assets	$69.0	14.3%	$19.3	4.0%	$28.9	6.0%
Tier 1 capital to adjusted average assets	$69.0	10.0%	$20.8	3.0%	$34.6	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2014, without the need for qualifying for an exemption or prior DFI approval, is $9.4 million plus 2014 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On August 29, 2014 the Board of Directors of the Bancorp declared a third quarter dividend of $0.25 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 3, 2014.

Results of Operations - Comparison of the Quarter Ended September 30, 2014 to the Quarter Ended September 30, 2013

For the quarter ended September 30, 2014, the Bancorp reported net income of $1.9 million, compared to net income of $2.4 million for the quarter ended September 30, 2013, a decrease of $464 thousand (19.5%). For the current quarter the ROA was 0.98%, compared to 1.37% for the quarter ended September 30, 2013. The ROE was 10.34% for the quarter ended September 30, 2014, compared to 13.87% for the quarter ended September 30, 2013.

Net interest income for the three months ended September 30, 2014 was $6.6 million, a decrease of $526 thousand (7.4%), compared to $7.1 million for the quarter ended September 30, 2013. The weighted-average yield on interest-earning assets was 3.85% for the three months ended September 30, 2014, compared to 4.60% for the three months ended September 30, 2013. The weighted-average cost of funds for the quarter ended September 30, 2014, was 0.27%, which was unchanged from the quarter ended September 30, 2013. The impact of the 3.85% return on interest earning assets and the 0.27% cost of funds resulted in an interest rate spread of 3.58% for the current quarter, compared to 4.33% for the quarter ended September 30, 2013. Compared to the three months ended September 30, 2013, total interest income decreased by $474 thousand (6.3%) while total interest expense increased by $52 thousand (12.4%). The net interest margin was 3.59% for the three months ended September 30, 2014, compared to 4.34% for the quarter ended September 30, 2013. On a tax equivalent basis, the Bancorp’s net interest margin was 3.86% for the three months ended September 30, 2014, compared to 4.55% for the quarter ended September 30, 2013. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended September 30, 2014, interest income from loans decreased by $621 thousand (10.1%), compared to the three months ended September 30, 2013. The change was due to a decrease in the weighted average yield. The weighted-average yield on loans outstanding was 4.51% for the current quarter, compared to 5.79% for the three months ended September 30, 2013. Loan balances averaged $489.9 million for the current quarter, an increase of $65.5 million (15.4%) from $424.4 million for the three months ended September 30, 2013. During the three months ended September 30, 2014, interest income on securities and other interest bearing balances increased by $147 thousand (10.7%), compared to the quarter ended September 30, 2013. The change was due to an increase in the weighted-average yield on securities balances as well as higher average balances outstanding. The weighted-average yield on securities and other interest bearing balances was 2.52%, for the current quarter, compared to 2.40% for the three months ended September 30, 2013. Securities balances averaged $220.8 million for the current quarter, up $27.7 million (14.3%) from $193.1 million for the three months ended September 30, 2013. Other interest bearing balances averaged $20.2 million for the current period, down $10.1 million (50.0%) from $30.3 million for the three months ended September 30, 2013. The decrease in other interest bearing balances is a result of increased loan origination and investments in securities.

Interest expense on deposits increased by $50 thousand (17.7%) during the current quarter compared to the three months ended September 30, 2013. The change was due to an increase in average balances outstanding. The weighted-average rate paid on deposits for the three month period ended September 30, 2014 was 0.21% compared to 0.20% for the three months ended September 30, 2013. Total deposit balances averaged $642.4 million for the current quarter, an increase of $71.6 million (12.5%) from $570.8 million for the quarter ended September 30, 2013. Interest expense on borrowed funds decreased by $2 thousand (1.7%) during the current quarter due to a decrease in the weighted-average cost of funds compared to the three months ended September 30, 2013. The weighted-average cost of borrowed funds was 0.97% for the current quarter, compared to 1.11% for the three months ended September 30, 2013. Borrowed funds averaged $57.9 million during the quarter ended September 30, 2014, an increase of $8.0 million (16.1%) from $49.8 million for the quarter ended September 30, 2013.

Noninterest income for the quarter ended September 30, 2014 was $1.5 million, an increase of $183 thousand (14.2%) from $1.3 million for the quarter ended September 30, 2013. During the current quarter, fees and service charges totaled $734 thousand, an increase of $53 thousand (7.8%) from $681 thousand for the quarter ended September 30, 2013. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $375 thousand for the quarter ended September 30, 2014, an increase of $19 thousand (5.3%) from $356 thousand for the quarter ended September 30, 2013. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $63 thousand for the current quarter, a decrease of $33 thousand (34.4%) from $96 thousand for the quarter ended September 30, 2013. Current market conditions continued to provide opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $94 thousand for the both quarters ended September 30, 2014 and September 30, 2013. Gains from loan sales totaled $178 thousand for the current quarter, an increase of $136 thousand (323.8%), compared to $42 thousand for the quarter ended September 30, 2013. The increase in gains from the sale of loans is a result of increased mortgage loan origination efforts, including increased originations generated by additional mortgage loan officers. Gains on foreclosed real estate totaled $16 thousand for the quarter ended September 30, 2014, a decrease of $2 thousand (11.1%) from gains of $18 thousand for the quarter ended September 30, 2013. Other noninterest income totaled $11 thousand for the quarter, an increase of $10 thousand (1000.0%) compared to $1 thousand for the quarter ended September 30, 2013. The increase in other non-interest income is primarily related to rent from foreclosed real estate properties and income from other one-time items.

Noninterest expense for the quarter ended September 30, 2014 was $5.4 million, an increase of $337 thousand (6.7%) from $5.0 million for the three months ended September 30, 2013. During the current quarter, compensation and benefits totaled $3.0 million, an increase of $352 thousand (13.4%) from $2.6 million for the quarter ended September 30, 2013. The increase in compensation and benefits is the result of the Bancorp’s ordinary course annual adjustments to salaries as well as adding sales staff. Occupancy and equipment totaled $865 thousand for the current quarter, an increase of $56 thousand (6.9%), compared to $809 thousand for the quarter ended September 30, 2013. The increase in occupancy and equipment expense is the result of slightly higher building operating expenses and the addition of two banking centers from the acquisition of First Federal. Data processing expense totaled $291 thousand for the three months ended September 30, 2014, an increase of $9 thousand (3.2%) from $282 thousand for the three months ended September 30, 2013. Data processing expense has increased as a result of increased system utilization. Marketing expense related to banking products totaled $108 thousand for the current quarter, a decrease of $8 thousand (6.9%) from $116 thousand for the three months ended September 30, 2013. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $128 thousand for the three months ended September 30, 2014, an increase of $2 thousand (1.6%) from $126 thousand for the quarter ended September 30, 2013. Other expenses related to banking operations totaled $1.0 million for the quarter ended September 30, 2014, a decrease of $74 thousand (6.9%) from $1.1 million for the quarter ended September 30, 2013. The decrease in other operating expenses is related to general efforts from the Bancorp to minimize expenses. The Bancorp’s efficiency ratio was 66.8% for the quarter ended September 30, 2014, compared to 60.1% for the three months ended September 30, 2013. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the increase can be attributed to lower net interest income and higher noninterest expense.

Income tax expenses for the three months ended September 30, 2014 totaled $592 thousand, compared to income tax expense of $823 thousand for the three months ended September 30, 2013, a decrease of $231 thousand (28.1%). The combined effective federal and state tax rates for the Bancorp was 23.6% for the three months ended September 30, 2014, compared to 26.8% for the three months ended September 30, 2013. The Bancorp’s lower current quarter effective tax rate is a result of higher tax preferred income.

Results of Operations - Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, the Bancorp reported net income of $5.7 million, compared to net income of $5.8 million for the nine months ended September 30, 2013, a decrease of $88 thousand (1.5%). For the current nine months the ROA was 1.00%, compared to 1.11% for the nine months ended September 30, 2013. The ROE was 10.51% for the nine months ended September 30, 2014, compared to 10.99% for the nine months ended September 30, 2013.

Net interest income for the nine months ended September 30, 2014 was $18.3 million, an increase of $42 thousand (0.2%), compared to $18.3 million for the nine months ended September 30, 2013. The weighted-average yield on interest-earning assets was 3.84% for the nine months ended September 30, 2014, compared to 4.10% for the nine months ended September 30, 2013. The weighted-average cost of funds for the nine months ended September 30, 2014, was 0.27%, compared to 0.29% for the nine months ended September 30, 2013. The impact of the 3.84% return on interest earning assets and the 0.27% cost of funds resulted in an interest rate spread of 3.57% for the current nine months, compared to 3.81% for the nine months ended September 30, 2013. Compared to the nine months ended September 30, 2013, total interest income increased by $260 thousand (1.3%) while total interest expense increased by $23 thousand (1.7%). The net interest margin was 3.59% for the nine months ended September 30, 2014, compared to 3.83% for the nine months ended September 30, 2013. On a tax equivalent basis, the Bancorp’s net interest margin was 3.86% for the nine months ended September 30, 2014, compared to 4.04% for the nine months ended September 30, 2013. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the nine months ended September 30, 2014, interest income from loans decreased by $275 thousand (1.7%), compared to the nine months ended September 30, 2013. The change was primarily due to a decrease in weighted average yield. The weighted-average yield on loans outstanding was 4.42% for the current nine months, compared to 4.91% for the nine months ended September 30, 2013. Loan balances averaged $477.2 million for the current nine months, an increase of $40.3 million (9.2%) from $436.9 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, interest income on securities and other interest bearing balances increased by $535 thousand (13.8%), compared to the nine months ended September 30, 2013. The increase was due to an increase in the weighted-average yield and balances outstanding. The weighted-average yield on securities and other interest bearing balances was 2.61%, for the current nine months, compared to 2.43% for the nine months ended September 30, 2013. Securities balances averaged $215.5 million for the current nine months, up $23.5 million (12.9%) from $192.0 million for the nine months ended September 30, 2013. The increase in security average balances is a result of ongoing, consistent investment growth. Other interest bearing balances averaged $10.5 million for the current period, down $10.2 million (49.3%) from $20.7 million for the nine months ended September 30, 2013.

Interest expense on deposits increased by $46 thousand (5.3%) during the current nine months compared to the nine months ended September 30, 2013. The change was primarily due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the nine months ended September 30, 2014 was 0.20%, compared to 0.21%, for the nine months ended September 30, 2013. Total deposit balances averaged $616.3 million for the current nine months, up $53.7 million (9.5%) from $562.6 million for the nine months ended September 30, 2013. Interest expense on borrowed funds decreased by $23 thousand (5.1%) during the current nine months due to lower weighted average cost, as compared to the nine months ended September 30, 2013. The weighted-average cost of borrowed funds was 0.99% for the current nine months, compared to 1.17% for the nine months ended September 30, 2013. Borrowed funds averaged $57.7 million during the nine months ended September 30, 2014, an increase of $6.4 million (12.5%) from $51.3 million for the nine months ended September 30, 2013.

Noninterest income for the nine months ended September 30, 2014 was $4.6 million, an increase of $423 thousand (10.2%) from $4.1 million for the nine months ended September 30, 2013. During the current nine months, fees and service charges totaled $2.0 million, an increase of $134 thousand (7.1%) from $1.9 million for the nine months ended September 30, 2013. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $1.2 million for the nine months ended September 30, 2014, an increase of $141 thousand (13.4%) from $1.1 million for the nine months ended September 30, 2013. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $520 thousand for the current nine months, a decrease of $20 thousand (3.7%) from $540 thousand for the nine months ended September 30, 2013. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $383 thousand for the current nine months, an increase of $43 thousand (12.6%), compared to $340 thousand for the nine months ended September 30, 2013. The increase in gains from the sale of loans is the result of increased mortgage refinance activity. Income from an increase in the cash value of bank owned life insurance totaled $310 thousand for the nine months ended September 30, 2014, an increase of $41 thousand (15.2%), compared to $269 thousand for the nine months ended September 30, 2013. The increase in income from the cash value of bank owned life insurance is the result of added policies taken during 2013. Gains on foreclosed real estate totaled $21 thousand for the nine months ended September 30, 2014, an increase of $4 thousand (23.5%) from $17 thousand in gains for the nine months ended September 30, 2013. Other noninterest income totaled $99 thousand for the nine months ended September 30, 2014, compared to $19 thousand for the nine months ended September 30, 2013. The increase in other non-interest income is primarily related to rent from foreclosed real estate properties and income from other one-time items.

Noninterest expense for the nine months ended September 30, 2014 was $15.5 million, an increase of $848 thousand (5.8%) from $14.7 million for the nine months ended September 30, 2013. During the current nine months, compensation and benefits totaled $8.4 million, an increase of $521 thousand (6.6%) from $7.9 million for the nine months ended September 30, 2013. The increase in compensation and benefits is the result of the Bancorp’s ordinary course annual adjustments to salaries as well as adding sales staff. Occupancy and equipment totaled $2.5 million for the current nine months, an increase of $144 thousand (6.2%), compared to $2.3 million for the nine months ended September 30, 2013. The increase in occupancy and equipment expense is the result of slightly higher building operating expenses as well as the addition of two new banking centers during the current nine months from the acquisition of First Federal. Data processing expense totaled $851 thousand for the nine months ended September 30, 2014, an increase of $97 thousand (12.9%) from $754 thousand for the nine months ended September 30, 2013. Data processing expense has increased as a result of increased system utilization. Marketing expense related to banking products totaled $368 thousand for the current nine months, a decrease of $15 thousand (3.9%) from $383 thousand for the nine months ended September 30, 2013. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $346 thousand for the nine months ended September 30, 2014, a decrease of $33 thousand (8.7%) from $379 thousand for the nine months ended September 30, 2013. The decrease was the result of lower FDIC assessment rates, despite a growing asset base. Other expenses related to banking operations totaled $3.0 million for the nine months ended September 30, 2014, an increase of $134 thousand (4.6%) from $2.9 million for the nine months ended September 30, 2013. The increase in other operating expenses is primarily related to the acquisition of First Federal. The Bancorp’s efficiency ratio was 66.1% for the nine months ended September 30, 2014, compared to 64.3% for the nine months ended September 30, 2013. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the increase can be attributed to higher noninterest expense.

Income tax expenses for the nine months ended June 30, 2014 totaled $1.7 million, compared to income tax expense of $2.0 million for the nine months ended September 30, 2013, a decrease of $88 thousand (1.5%). The combined effective federal and state tax rates for the Bancorp was 23.2% for the nine months ended September 30, 2014, compared to 25.9% for the nine months ended September 30, 2013. The Bancorp’s lower current period effective tax rate is a result of higher tax preferred income.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e) of the regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2014, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.      Legal Proceedings

There are no matters reportable under this item.

Item 1A.   Risk Factors

Not Applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase replaced the previous stock repurchase program that was authorized on April 18, 2000. The new stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended September 30, 2014 as part of the newly authorized stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
July 1, 2014 – July 31, 2014	-	N/A	-	48,828
August 1, 2014 – August 31, 2014	-	N/A	-	48,828
September 1, 2014 – September 30, 2014	-	N/A	-	48,828
	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program. This program replaced the previous stock repurchase program authorized on April 18, 2000.

Item 3.      Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.       Other Information

There are no matters reportable under this item.

Item 6.       Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: October 27, 2014	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board, Chief Executive Officer and President

Date: October 27, 2014	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial Officer and Treasurer

