Form 10-K
period 2014-12-31
NORTHWEST INDIANA BANCORP
filed 2015-02-24
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer: ☐    Accelerated filer: ☐    Non-Accelerated filer: ☐     Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2014, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $58,419,717.

There were 2,851,417 shares of the registrant’s Common Stock, without par value, outstanding at February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1. Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders. (Part III)

NorthWest Indiana Bancorp

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

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its fourteen branch locations. For further information, see “Properties.”

Recent Developments

Regulatory Environment. In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions. In this regard, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") created a significant shift in the way financial institutions operate, including several provisions that profoundly affect the regulation of community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp. The Dodd-Frank Act also established the Consumer Financial Protection Bureau (the "CFPB"), which has broad authority to regulate consumer financial products and services and entities offering such products and services, including banks.

The full impact of these regulatory changes will not be known until final implementing regulations are written and adopted. Regulatory actions could require us to limit or change our business practices, limit our ability to pursue business opportunities, limit our product offerings, require continued investment of management time and resources in compliance efforts, limit fees we can charge for services, require us to meet more stringent capital, liquidity, and leverage ratio requirements (including those under Basel III, as discussed below), increase costs, impact the value of our assets, or otherwise adversely affect our business. We are unable to predict the nature, extent or impact of any additional changes to statutes or regulations, including the interpretation, implementation or enforcement thereof, that may occur in the future. The additional expense, time, and resources needed to comply with ongoing regulatory requirements may impact our business and results of operations.

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

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Bancorp and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Bancorp) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect on January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are now required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we are now required to utilize as of January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe we are in compliance with the requirements as set forth in the final rules.

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

Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2014, under the 15% of capital and surplus limitation was approximately $11,703,000. At December 31, 2014, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2014, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2014	2013	2012	2011	2010
Type of loan:
Conventional real estate loans:
Construction and development loans	$25,733	$21,462	$23,984	$21,143	$46,371
Loans on existing properties (1)	377,247	336,823	334,452	307,850	298,993
Consumer loans	357	232	347	472	763
Commercial business	58,682	57,716	69,329	63,293	61,726
Government and other (2)	26,134	21,588	8,869	8,643	10,380
Loans receivable (3)	$488,153	$437,821	$436,981	$401,401	$418,233
Type of collateral:
Real estate:
1-to-4 family	$189,529	$161,663	$154,627	$154,135	$152,881
Other dwelling units, land and commercial real estate	213,451	196,622	203,809	174,859	192,482
Consumer loans	357	232	347	472	763
Commercial business	58,682	57,716	69,329	63,293	60,232
Government	26,019	21,470	8,740	8,526	10,269
Loans receivable (4)	$488,038	$437,703	$436,852	$401,285	$416,627

Average loans outstanding during the period (3)	$480,404	$436,430	$423,567	$409,787	$446,551

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and net deferred loan fees.
(4)	Net of unearned income and net deferred loan fees. Does not include unsecured loans.

Loan Originations, Purchases and Sales. Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown. The amounts are stated in thousands (000’s).

	2014	2013	2012
Loans originated:
Conventional real estate loans:
Construction and development loans	$5,545	$5,740	$2,128
Loans on existing property	53,309	38,560	44,171
Loans refinanced	8,935	11,089	15,697
Total conventional real estate loans originated	67,789	55,389	61,996
Commercial business loans	154,509	161,434	162,170
Consumer loans	310	144	383
Total loans originated	$222,608	$216,967	$224,549

Whole loans and participations purchased	$27,973	$857	$14,475
Whole loans and participations sold	$28,321	$22,116	$38,472

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one
	Within	but within	After
	one year	five years	five years	Total
Real estate loans	$33,280	$63,941	$305,759	$402,980
Consumer loans	113	244	-	357
Commercial business, other loans	29,562	38,174	17,080	84,816
Total loans receivable	$62,955	$102,359	$322,839	$488,153

The following table sets forth the dollar amount of all loans due after one year from December 31, 2014, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate loans	$142,448	$227,252	$369,700
Consumer loans	244	-	244
Commercial business, other loans	45,912	9,342	55,254
Total loans receivable	$188,604	$236,594	$425,198

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 95% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 95% of value. During 2014, 76% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five or seven year period. ARM originations totaled $4.7 million for 2014 and $5.3 million for 2013. During 2014, ARMs represented 10.6% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

The Bancorp’s mortgage loan collection procedures provide that, when a mortgage loan is 15 days or more delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his, her or its financial affairs. If the loan continues in a delinquent status for 120 days, the Bancorp will generally initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bancorp. Foreclosed real estate is recorded at fair value at the date of foreclosure. At foreclosure, any write-down of the property is charged to the allowance for loan losses. Costs relating to improvement of property are capitalized, whereas holding costs are expensed. Valuations are periodically performed by management, and a valuation allowance is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less selling costs. Subsequent gains or losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Collection procedures for consumer loans provide that when a consumer loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp may grant a payment deferral. If a loan continues to be delinquent after 60 days and all collection efforts have been exhausted, the Bancorp will initiate legal proceedings. Collection procedures for commercial business loans provide that when a commercial loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower pursuant to the commercial loan collection policy. In certain instances, the Bancorp may grant a payment deferral or restructure the loan. Once it has been determined that collection efforts are unsuccessful, the Bancorp will initiate legal proceedings.

At December 31, 2014, the Bancorp classified six loans totaling $6.4 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one commercial real estate hotel loan in the amount of $4.6 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $1.1 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in the amount of $524 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; two commercial business loans totaling $90 thousand for which a reduction in principal was granted; and one mortgage loan totaling $97 thousand, for which the maturity date was materially extended. At December 31, 2014, $4.7 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The following table sets forth information regarding the Bancorp’s non-performing assets as of December 31 for each period indicated. The amounts are stated in thousands (000’s).

	2014	2013	2012	2011	2010
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$2,443	$2,526	$1,846	$2,481	$2,843
Commercial	1,918	807	7,753	10,603	20,642
Commercial business	238	447	1,644	926	482
Consumer	-	-	10	-	-
Total	$4,599	$3,780	$11,253	$14,010	$23,967

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$941	$174	$-	$279	$145
Commercial	-	-	-	-	-
Commercial business	-	-	229	-	-
Consumer	-	-	-	-	3
Total	$941	$174	$229	$279	$148

Loans that qualify as troubled debt restructurings and accruing:
Real estate:
Residential	$-	$491	$534	$1,123	$-
Commercial	4,597	7,657	9,113	7,373	5,016
Commercial business	90	-	88	-	-
Consumer	-	-	-	-	-
Total	$4,687	$8,148	$9,735	$8,496	$5,016

Total of non-accrual, 90 days past due, and restructurings	$10,227	$12,102	$21,217	$22,785	$29,131

Ratio of non-performing loans to total assets	0.71%	0.57%	1.66%	2.19%	3.82%
Ratio of non-performing loans to total loans	1.10%	0.90%	2.63%	3.56%	5.77%

Foreclosed real estate	$1,745	$1,084	$425	$2,457	$3,298
Ratio of foreclosed real estate to total assets	0.23%	0.16%	0.06%	0.38%	0.52%

During 2014, gross interest income of $316,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $65,000.

Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Loans internally classified as substandard totaled $9.5 million at December 31, 2014, compared to $12.2 million at December 31, 2013. No loans are internally classified as doubtful at December 31, 2014 or 2013. No loans were classified as loss at either December 31, 2014 or 2013. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $14.5 million at December 31, 2014, compared to $7.5 million at December 31, 2013.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2014, impaired loans totaled $7.3 million, compared to $9.9 million at December 31, 2013 a decrease of $2.6 million or 26.3%. The December 31, 2014, impaired loan balances consist of ten commercial real estate and commercial business loans totaling $6.7 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, one mortgage loan totaling $97 thousand which is also a troubled debt restructuring, along with thirteen purchased credit impaired mortgage loans totaling $588 thousand, have also been classified as impaired. The December 31, 2014 allowance for loan losses (“ALL”) contained $426 thousand million in specific allowances for collateral deficiencies, compared to $1.7 million at December 31, 2013. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At December 31, 2014, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in disclosure of such loans as non-accrual, past due or restructured loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For 2014, $875 thousand in provisions to the ALL were required, compared to $450 thousand for 2013 an increase of $425 thousand or 94.4%. The ALL provision increase is primarily a result of increased originations and overall loan portfolio growth. For 2014, charge-offs, net of recoveries, totaled $1.7 million, compared to $1.7 million for 2013. The net loan charge-offs for 2014 were comprised of $1.4 million in commercial real estate loans, $291 thousand in residential real estate loans, and $31 thousand in consumer loans; with a net loan recoveries of $2 thousand in commercial real estate participation loans and $21 thousand in commercial business loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.30% at December 31, 2014, compared to 1.64% at December 31, 2013. The ALL to non-performing loans (coverage ratio) was 114.83% at December 31, 2014, compared to 181.81% at December 31, 2013. The December 31, 2014 balance in the ALL account of $6.4 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	2014	2013	2012	2011	2010
Balance at beginning of period	$7,189	$8,421	$8,005	$9,121	$6,114
Loans charged-off:
Real estate - residential	(311)	(153)	(336)	(470)	(764)
Commercial real estate	(1,421)	(788)	(256)	(880)	(900)
Commercial real estate participations	-	(333)	(873)	(3,366)	(987)
Commercial business	-	(567)	(619)	(163)	(182)
Consumer	(32)	(16)	(17)	(55)	(35)
Total charge-offs	(1,764)	(1,857)	(2,101)	(4,934)	(2,868)
Recoveries:
Residential real estate	20	1	4	112	38
Commercial real estate	17	9	13	182	-
Commercial real estate participations	2	137	108	-	248
Commercial business	21	23	37	3	10
Consumer	1	5	5	11	9
Total recoveries	61	175	167	308	305
Net (charge-offs) / recoveries	(1,703)	(1,682)	(1,934)	(4,626)	(2,563)
Provision for loan losses	875	450	2,350	3,510	5,570
Balance at end of period	$6,361	$7,189	$8,421	$8,005	$9,121

ALL to loans outstanding	1.30%	1.64%	1.93%	1.99%	2.18%
ALL to nonperforming loans	114.83%	181.81%	73.34%	56.03%	37.82%
Net charge-offs / recoveries to average loans outstanding during the period	-0.35%	-0.39%	-0.46%	-1.13%	-0.57%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2014		2013		2012		2011		2010
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	1,877	29.5	1,444	36.9	1,024	35.4	1,161	38.4	994	36.6
Commercial and other dwelling	3,658	57.5	4,820	44.9	6,158	46.6	5,728	43.5	7,477	45.9
Consumer loans	18	0.3	12	0.1	19	0.1	15	0.1	30	0.2
Commercial business and other	808	12.7	913	18.1	1,220	17.9	1,101	18.0	620	17.3
Total	6,361	100.0	7,189	100.0	8,421	100.0	8,005	100.0	9,121	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2014, the Bancorp did not hold as investments any derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2014, the Bancorp’s investment portfolio totaled $220.1 million. In addition, the Bancorp had $8.0 million of federal funds sold, and $3.7 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2014	2013	2012
Money market fund	6,453	1,336	-
U.S. government agencies:
Available-for-sale	12,869	18,360	23,096
Mortgage-backed securities (1):
Available-for-sale	49,176	41,003	36,068
Collateralized Mortgage Obligations (1):
Available-for-sale	68,398	59,312	63,846
Municipal Securities:
Available-for-sale	80,725	73,653	63,073
Trust Preferred Securities:
Available-for-sale	2,432	1,968	1,392
Totals	$220,053	$195,632	$187,475

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2014, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Money market fund:	6,453	0.01%	-	0.00%	-	0.00%	-	0.00%
U.S. government Agencies:
AFS	-	0.00%	12,869	1.15%	-	0.00%	-	0.00%
Municipal Securities:
AFS	2,431	4.29%	5,157	4.15%	22,064	4.23%	51,073	3.49%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	2,432	0.99%
Totals	$8,884	4.32%	$18,026	2.01%	$22,064	4.23%	$53,505	3.38%

The Bancorp currently holds four trust preferred securities of which three of the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2014, the cost basis of the three trust preferred securities in non-accrual status totaled $3.8 million. Current estimates indicate that the interest payment delays may continue through 2019. One trust preferred security with a cost basis of $1.3 million remains in accrual status.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2014, the Bancorp had $17.5 million in repurchase agreements. Other borrowings totaled $36.4 million, of which $36.1 million represents FHLB advances.

Deposits. Retail and commercial deposits are attracted principally from within the Bancorp’s primary market area. The Bancorp offers a broad selection of deposit instruments including non-interest bearing demand accounts, interest bearing demand accounts, savings accounts, money market deposit accounts, certificate accounts and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Certificate accounts typically range in maturity from ten days to 42 months. The deregulation of federal controls on insured deposits has allowed the Bancorp to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Bancorp does not obtain funds through brokers.

The following table presents the average daily amount of deposits bearing interest and average rates paid on such deposits for the years indicated. The amounts are stated in thousands (000’s).

	2014		2013		2012
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$83,430	-	$73,834	-	$62,746	-
Interest bearing demand deposits	119,772	0.08	110,831	0.06	97,735	0.09
MMDA accounts	148,633	0.18	132,794	0.17	125,035	0.21
Savings accounts	89,565	0.05	83,340	0.05	75,541	0.07
Certificates of deposit	181,406	0.47	162,264	0.50	177,523	0.66
Total deposits	$622,806	0.20	$563,063	0.20	$538,580	0.29

Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2014 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$15,887
Over 3 months through 6 months	18,173
Over 6 months through 12 months	33,989
Over 12 months	17,597
Total	$85,646

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

	At December 31,
	2014	2013	2012
Repurchase agreements:
Balance	$17,525	$14,031	$16,298
Securities underlying the agreements:
Ending carrying amount	103,754	23,729	28,002
Ending fair value	103,754	23,729	28,002
Weighted average rate (1)	0.35%	0.38%	0.31%

	For year ended December 31,
	2014	2013	2012
Highest month-end balance	$25,540	$21,652	$25,278
Average outstanding balance	18,029	18,016	20,561
Weighted average rate on securities sold under agreements to repurchase (2)	0.37%	0.38%	0.38%

	At December 31,
	2014	2013	2012
Fixed rate short-term advances from the FHLB	$8,000	$8,000	$14,000
Fixed rate long-term advances from the FHLB	28,100	22,100	14,000
Putable advances from the FHLB	-	-	5,000
Variable advances from the FHLB	-	-	-
FHLB line-of-credit	-	714	-
Limited partnership obligation	-	-	-
Overdrawn due from other financial institutions	281	84	207
Total borrowings	$36,381	$30,898	$33,207

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

The activities of the Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2014, the market value of the Wealth Management Group’s assets totaled $275.7 million, an increase of $8.8 million, compared to December 31, 2013.

Analysis of Profitability and Key Operating Ratios

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

The net earnings of the Bancorp depend primarily upon the “spread” (difference) between (a) the income it receives from its loan portfolio and other investments, and (b) its cost of money, consisting principally of the interest paid on deposit accounts and on other borrowings.

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2014.

Weighted average yield:
Securities	2.72%
Loans receivable	4.42%
Federal Home Loan Bank stock	3.69%
Total interest-earning assets	3.82%

Weighted average cost:
Deposit accounts	0.20%
Borrowed funds	0.98%
Total interest-bearing liabilities	0.27%

Interest rate spread:
Weighted average yield on interest-earning
assets minus the weighted average cost of
interest-bearing funds	3.55%

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2014	2013	2012
Return on average assets	0.97%	1.03%	1.02%
Return on average equity	10.14%	10.17%	10.27%
Average equity-to-average assets ratio	9.58%	10.12%	9.95%
Dividend payout ratio	37.30%	33.90%	29.83%

	At December 31,
	2014	2013	2012
Total stockholders’ equity to total assets	9.83%	9.63%	9.78%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

The amounts are stated in thousands (000's).

	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$13,122	$33	0.25%	$15,638	$40	0.26%	$8,715	$22	0.25%
Federal funds sold	346	1	0.29	4,961	1	0.02	7,460	1	0.01
Securities	217,226	5,917	2.72	191,680	5,225	2.73	190,101	5,387	2.83
Total investments	230,694	5,951	2.58	212,279	5,266	2.48	206,276	5,410	2.62
Loans:*
Real estate mortgage loans	392,687	17,941	4.57	358,003	17,772	4.96	348,169	17,167	4.93
Commercial business loans	87,337	3,272	3.75	78,152	3,101	3.97	74,916	3,466	4.63
Consumer loans	380	19	5.00	274	18	6.57	482	31	6.43
Total loans	480,404	21,232	4.42	436,429	20,891	4.79	423,567	20,664	4.88
Total interest-earning assets	711,098	27,183	3.82	648,708	26,157	4.03	629,843	26,074	4.14
Allowance for loan losses	(6,800)			(7,899)			(8,334)
Cash and due from banks	11,779			9,893			8,795
Premises and equipment	17,741			17,402			17,963
Other assets	27,613			22,986			22,812
Total assets	$761,431			$691,090			$671,079

Liabilities:

Demand deposit	$83,430	-	- %	$73,834	-	- %	$62,746	-	- %
NOW accounts	119,772	94	0.08	110,831	72	0.06	97,735	86	0.09
Money market demand accounts	148,633	269	0.18	132,794	226	0.17	125,035	268	0.21
Savings accounts	89,565	45	0.05	83,340	42	0.05	75,541	54	0.07
Certificates of deposit	181,406	845	0.47	162,264	804	0.50	177,523	1,167	0.66
Total interest-bearing deposits	622,806	1,253	0.20	563,063	1,144	0.20	538,580	1,575	0.29
Borrowed funds	57,908	567	0.98	51,056	586	1.15	58,688	773	1.32
Total interest-bearing liabilities	680,714	1,820	0.27	614,119	1,730	0.28	597,268	2,348	0.39

Other liabilities	7,774			7,005			7,069
Total liabilities	688,488			621,124			604,337

Stockholders' equity	72,943			69,966			66,742
Total liabilities and stockholders' equity	$761,431			$691,090			$671,079
Net interest income		$25,363			$24,427			$23,726
Net interest spread			3.56%			3.75%			3.75%
Net interest margin**			3.57%			3.77%			3.77%

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

	Year Ended December 31,			Year Ended December 31,
	2014	vs.	2013	2013	vs.	2012
	Increase / (Decrease)			Increase / (Decrease)
	Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$2,013	$(1,672)	$341	$620	$(393)	$227
Securities	696	(4)	692	44	(206)	(162)
Other interest-earning assets	(16)	9	(7)	7	11	18
Total interest-earning assets	2,693	(1,667)	1,026	671	(588)	83

Interest Expense:
Deposits	120	(11)	109	69	(500)	(431)

Borrowed Funds	73	(92)	(19)	(94)	(93)	(187)
Total interest-bearing liabilities	193	(103)	90	(25)	(593)	(618)

Net change in net interest income/(expense)	$2,500	$(1,564)	$936	$696	$5	$701

Bank Subsidiary Activities

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2014, the Bank had an investment balance of $171 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2014, the Bank had an investment balance of 252.0 million in NWIN, LLC. The investment balance represents an increase of $13.5 million, as a result of additional capital contributions made during 2014.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2014, the REIT held assets of $28.1 million in real estate loans.

Columbia Development Company, LLC is a wholly owned subsidiary of the Bank and was incorporated under the laws of the State of Indiana. The subsidiary holds real estate properties that the Bank has acquired through the foreclosure process. At December 31, 2014, the Bank had an investment balance of $3.5 million in Columbia Development Company, LLC.

The consolidated financial statements include NorthWest Indiana Bancorp (the Bancorp), its wholly owned subsidiary, Peoples Bank SB (the Bank), and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Personnel

As of December 31, 2014, the Bank had 166 full-time and 29 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has five officers (listed below under Item 4.5 “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines that are applicable to the Bancorp and the Bank. The guidelines applicable in 2014 required a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital was required to be "Tier 1 capital," consisting principally of common stockholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the allowance for loan losses.

In addition to the risk-based capital guidelines, the Bancorp and the Bank are subject to a Tier 1 (leverage) capital ratio which, through 2014, required a minimum level of Tier 1 capital to adjusted average assets of 3% in the case of financial institutions that had the highest regulatory examination ratings and were not contemplating significant growth or expansion. All other institutions were expected to maintain a ratio of at least 1% to 2% above the stated minimum.

The Dodd-Frank Act requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries; provided, however, that bank holding companies with less than $1 billion in assets are exempt from these capital requirements. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and risks, including risks related to securitized products and derivatives.

FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA, which, among other things, define the relevant capital measures for five capital categories. Through 2014, an institution was deemed to be "well capitalized" if it had a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Effective January 1, 2015, these ratios have been revised. See “Recent Developments – Regulatory Capital Rules” above.

The following table shows that, at December 31, 2014, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2014 the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2014, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

			Required for		To be well
	Actual		adequate capital		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$78.4	14.8%	$42.3	8.0%	$52.8	10.0%
Tier 1 capital to risk weighted assets	$72.0	13.6%	$21.1	4.0%	$31.7	6.0%
Tier 1 capital to adjusted average assets	$72.0	9.2%	$23.5	3.0%	$39.2	5.0%

The Bancorp and the Bank will become subject to the new capital requirements mandated under Basel III, which will be phased in from 2015 to 2019. See “Recent Developments” – Regulatory Capital Rules” above. Banking regulators may change these requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when any such further capital requirements would be imposed and, if so, to what levels and on what schedule.

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest-bearing transaction accounts. Rather, deposits held in noninterest-bearing transaction accounts are aggregated with interest-bearing deposits the owner may hold in the same ownership category, and the combined insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid deposit insurance assessments of $466 thousand during the year ended December 31, 2014. For 2014, the deposit insurance assessment rate before applying one time credits was approximately 0.076% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2014, the FICO assessment rate ranged between 0.60 and 0.62 basis points for each $100 of insured deposits per quarter. The Bank paid interest payment assessments of $41 thousand during the year ended December 31, 2014. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

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

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. These changes went into effect in April 2011. The rate schedule set forth in the rule are scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2%, and 2.5%.

The schedules reduce the initial base assessment rate in each of the four risk-based pricing categories.

•	For small Risk category I banks, the rates range from 5-9 basis points.

•	The rates for small institutions in Risk Categories II, III and IV are 14, 23 and 35 basis points, respectively.

•	For large institutions and large, highly complex institutions, the rate schedule ranges from 5 to 35 basis points.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2014, the Bank was in compliance with this requirement.

At December 31, 2014, the Bancorp owned $3.68 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of $36.1 million from the FHLBI. The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $154 thousand in 2014. At December 31, 2014, the Bancorp’s excess borrowing capacity based on collateral from the FHLBI was $67.3 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Mortgage Reform and Anti-Predatory Lending. Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain pre-payment penalties and require creditors offering a consumer a mortgage loan with a pre-payment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.

Interchange Fees for Debit Cards. Under the Dodd-Frank Act, interchange fees for debit card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Although institutions with total assets of less than $10 billion are exempt from this requirement, competitive pressures are likely to require smaller depository institutions to reduce fees with respect to these debit card transactions. The Federal Reserve issued final implementing regulations on these statutory requirements in 2011, which were then challenged by certain retailers and merchant associations in a federal lawsuit. In July 2013, the court issued its ruling in that case, finding for the retailers and holding that the Federal Reserve did not appropriately implement the statutory requirements. In particular, the court ruled that the Federal Reserve included impermissible costs in the cap on interchange fees (i.e., set the cap too high), and did not sufficiently implement the statute’s prohibition against issuers and payment card networks restricting merchant electronic debit transaction routing options to a single network or multiple affiliated networks. The Federal Reserve appealed the decision and, in March 2014 the U.S. Court of Appeals for the District of Columbia Circuit reversed the District Court and upheld both the interchange fee cap and the network exclusivity prohibition as promulgated by the Federal Reserve. In January 2015, the U.S. Supreme Court declined to hear the case, leaving the Court of Appeals’ ruling in place. As a result, the Federal Reserve’s regulations on interchange fees will continue in effect.

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

State Taxation

The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 7.5% on “adjusted gross income” for the taxable year beginning January 1, 2015. This rate is scheduled to decrease over the succeeding years as follows: to 7.0% for the taxable year beginning January 1, 2016, to 6.5% for 2017 and 2018, to 6.25% for 2019, to 6.0% for 2020, to 5.5% for 2021, to 5.0% for 2022, and to 4.9% for 2023 and thereafter. “Adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

During 2010, the Bank’s state income tax returns were subject to an examination by the Indiana Department of Revenue for the years 2007, 2008, and 2009. No improper tax positions were identified during examination. In the last five years, the Bank’s state income returns have not been subject to any other examination by a taxing authority.

Accounting for Income Taxes

At December 31, 2014, the Bancorp’s consolidated total deferred tax assets were $4.1 million and the consolidated total deferred tax liabilities were $2.8 million, resulting in a consolidated net deferred tax asset of $1.4 million, net of a $257,000 valuation allowance. The valuation allowance of $257,000 was provided for the state net operating loss and state tax credit, as management does not believe these amounts will be fully utilized before statutory expiration.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s twelve banking locations. The Bancorp owns all of its office properties.

The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2014. Net book value and total investment figures are for land, buildings, furniture and fixtures.

Office location	Year facility opened	Net book value	Approximate square footage	Total cost
9204 Columbia Avenue Munster, IN 46321-3517	1985	$629,686	11,640	$3,262,993
141 W. Lincoln Highway Schererville, IN 46375-1851	1990	654,551	9,444	2,191,476
7120 Indianapolis Blvd. Hammond, IN 46324-2221	1979	108,718	2,600	952,073
1300 Sheffield Dyer, IN 46311-1548	1976	123,228	2,100	897,398
7915 Taft Merrillville, IN 46410-5242	1968	54,060	2,750	809,409
8600 Broadway Merrillville, IN 46410-7034	1996	1,045,601	4,400	2,463,817
4901 Indianapolis Blvd. East Chicago, IN 46312-3604	1995	705,612	4,300	1,668,103
1501 Lake Park Avenue Hobart, IN 46342-6637	2000	1,618,178	6,992	2,944,860
9204 Columbia Avenue Corporate Center Building Munster, IN 46321-3517	2003	5,170,506	36,685	12,479,877
855 Stillwater Parkway Crown Point, IN 46307-5361	2007	1,686,229	3,945	2,452,128
1801 W. 25th Avenue Gary, IN 46404-3546	2008	1,441,695	2,700	1,928,668
2905 Calumet Avenue Valparaiso, IN 46383-2645	2009	1,876,132	2,790	2,305,582
9903 Wicker Avenue Saint John, IN 46373-9402	2010	1,504,319	2,980	2,161,400
130 Rimbach Street Hammond, IN 46320-1710	2014	942,439	5,230	1,137,758
9030 Cline Avenue Highland, IN 46322-2204	2014	163,378	3,660	317,779

The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions and electronic banking. Additionally, the Bank utilizes Accutech in Muncie, Indiana for its Wealth Management operations.

The net book value of the Bank’s property, premises and equipment totaled $17.7 million at December 31, 2014.

Item 3. Legal Proceedings

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

Executive Officer	Age at December 31, 2014	Position
David A. Bochnowski	69	Chairman, Chief Executive Officer
Benjamin J. Bochnowski	34	President, Chief Operating Officer
John J. Diederich	62	Executive Vice President
Robert T. Lowry	53	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	56	Executive Vice President, General Counsel, Corporate Secretary

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

David A. Bochnowski is Chairman, Chief Executive Officer, of the Bancorp and the Bank, and is accountable to the Board of Directors, customers, shareholders, employees and stakeholders for the operation of the company. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), now known as the new American Bankers Association (ABA) a national bank trade association. He is a member of the Security and Exchange Commission’s Advisory Committee on Small and Emerging Companies. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Healthcare System, a former chairman of the Legacy Foundation of Lake County, a Director of One Region, and a trustee and Vice Chairman of Calumet College. He is a former Chairman of the Indiana Department of Financial Institutions; former Chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association; former director of the Federal Home Loan Bank of Indianapolis; and, a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds an undergraduate Bachelor of Science and Juris Doctorate degrees from Georgetown University and a Master’s Degree from Howard University. He served as an officer in the United States Army and is a Vietnam veteran. Mr. Bochnowski is the father of Benjamin Bochnowski, the Executive Vice President and Chief Operating Officer of the Bancorp and Bank.

Benjamin J. Bochnowski has served as President and Chief Operating Officer of Northwest Indiana Bancorp and Peoples Bank, SB (“Peoples”) since January 2015. Since joining Peoples in 2010, Mr. Bochnowski has had bank-wide responsibility for strategic planning and execution, and enterprise risk management. Prior to his appointment, Mr. Bochnowski held the position of Executive Vice President, Chief Operating Officer; he had also held positions overseeing risk management and strategic planning. He earned a bachelor’s degree from the University of Michigan, followed by an MBA from ESADE business school in Barcelona, Spain. He speaks Spanish, and is a graduate of the American Bankers Association’s Stonier Graduate School of Banking with a Leadership Certificate from the Wharton School at the University of Pennsylvania. Mr. Bochnowski volunteers with the Volunteer Income Tax Assistance (VITA) Program for low-income individuals. He is a Board Member at the Legacy Foundation, the Dunes National Park Association, and is a mentor for the Entrepreneurship Bootcamp for Veterans at Purdue University. Mr. Bochnowski is the son of David A. Bochnowski, the Chairman, Chief Executive Officer, and President of the Bancorp and the Bank.

John J. Diederich is Executive Vice President of the Bancorp and the Bank. Mr. Diederich has responsibility for coordinating the daily activities of retail banking and for the solicitation of new customers for the Bank’s commercial lending, wealth management, municipal, and retail areas. Prior to joining the Bank in 2009, Mr. Diederich spent 35 years with JP Morgan Chase where his most recent responsibilities were as Regional President in Northwest Indiana. Mr. Diederich is involved in many community service organizations including serving as past Chairman of the Board of the Northwest Indiana Forum, the Crisis Center, Inc., the Northwest Indiana Regional Development Company and the Northwest Indiana Boys and Girls Clubs. He has also been a Director of the Crown Point Community Foundation, the Valparaiso Family YMCA, and the Adult Education Alliance. Mr. Diederich is currently a trustee of the John W. Anderson Foundation, a Managing Director of the Northwest Indiana Forum, and is on the Finance Committee for the Diocese of Gary. Mr. Diederich holds a B.S. Degree in Finance from St. Joseph’s College and a B.S. Degree in Accounting from Calumet College.

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

Leane E. Cerven is Executive Vice President, General Counsel, and Corporate Secretary of the Bancorp and the Bank. Ms. Cerven joined the Bancorp and the Bank in May of 2010. Prior to joining the Bancorp and Bank, she practiced law for sixteen years in Chicago, first as an Associate Attorney with Mayer, Brown & Platt where she practiced primarily in the banking area, which included transactions involving the Resolution Trust Corporation/FDIC, corporate, international, bankruptcy, and litigation practice areas, and then as Vice President and Legal Counsel for Bank One where she practiced primarily in the commercial finance area, including secured and unsecured transactions, mergers and acquisitions, workouts, purchase of assets out of bankruptcy, international and multicurrency transactions, syndications, ESOP financings, and capital regulations. She is licensed to practice law in Indiana and Illinois. Ms. Cerven holds a Juris Doctorate degree from Valparaiso University School of Law and a Bachelor of Arts degree from the University of Minnesota, Minneapolis. She is a 2014 graduate of the ABA Stonier Graduate School of Banking and successfully completed The Wharton School Leadership Certificate. Ms. Cerven is actively involved in community service and serves on the Bioethics Committees for St. Catherine’s Hospital, East Chicago, and St. Mary’s Hospital, Hobart. She is a Master Fellow of the Indiana Bar Foundation and a member of the Women Lawyers Association, the Lake County Bar Association, the Indiana State Bar Association, the Chicago Bar Association, and the American Bar Association.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Bancorp’s Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board. The Bancorp’s stock is not actively traded. As of February 20, 2015, the Bancorp had 2,851,417 shares of common stock outstanding and 407 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms. Set forth below are the high and low bid prices during each quarter for the years ended December 31, 2014 and December 31, 2013. The bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Also set forth is information concerning the dividends declared by the Bancorp during the periods reported. Note 11 to the Financial Statements describes regulatory limits on the Bancorp’s ability to pay dividends.

				Dividends
		Per Share Prices		Declared Per
		High	Low	Common Share
Year Ended December 31, 2014	1st Quarter	$27.95	$25.00	$0.22
	2nd Quarter	26.90	24.88	0.25
	3rd Quarter	27.10	25.75	0.25
	4th Quarter	26.50	25.16	0.25

Year Ended December 31, 2013	1st Quarter	$25.30	$19.10	$0.19
	2nd Quarter	25.00	22.00	0.22
	3rd Quarter	25.00	23.00	0.22
	4th Quarter	25.20	23.25	0.22

Item 6. Selected Financial Data

	December 31,	December 31,	December 31,	December 31,	December 31,
Fiscal Year Ended	2014	2013	2012	2011	2010
Statement of Income:

Total interest income	$27,183	$26,157	$26,075	$26,986	$30,086
Total interest expense	1,820	1,730	2,348	3,231	4,989
Net interest income	25,363	24,427	23,727	23,755	25,097
Provision for loan losses	875	450	2,350	3,510	5,570
Net interest income after provision for loan losses	24,488	23,977	21,377	20,245	19,527
Noninterest income	6,074	5,359	7,536	6,247	5,790
Noninterest expense	21,015	19,821	20,119	19,928	19,341
Net noninterest expense	14,941	14,462	12,583	13,681	13,551
Income tax expenses/(benefit)	2,153	2,397	1,941	1,179	797
Cumulative effect of changes in accounting	-	-	-	-	-
Net income	$7,394	$7,118	$6,853	$5,385	$5,179

Basic earnings per common share	$2.60	$2.50	$2.41	$1.90	$1.83
Diluted earnings per common share	$2.60	$2.50	$2.41	$1.90	$1.83
Cash dividends declared per common share	$0.97	$0.85	$0.72	$0.60	$0.72

	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2012	2011	2010
Balance Sheet:

Total assets	$775,044	$693,453	$691,845	$651,758	$631,053
Loans receivable	488,153	437,821	436,981	401,401	418,233
Investment securities	213,600	194,296	187,475	186,962	160,452
Deposits	633,946	572,893	566,409	526,881	520,271
Borrowed funds	53,906	44,929	49,505	52,013	48,618
Total stockholders' equity	76,165	66,761	67,651	62,960	56,089

	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2012	2011	2010
Interest Rate Spread During Period:

Average effective yield on loans and investment securities	3.82%	4.03%	4.14%	4.50%	4.84%
Average effective cost of deposits and borrowings	0.27%	0.28%	0.39%	0.56%	0.82%
Interest rate spread	3.55%	3.75%	3.75%	3.94%	4.02%

Net interest margin	3.57%	3.77%	3.77%	3.96%	4.04%
Return on average assets	0.97%	1.03%	1.02%	0.84%	0.77%
Return on average equity	10.14%	10.17%	10.27%	8.90%	9.03%

	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2012	2011	2010

Tier 1 capital to risk-weighted assets	14.8%	15.6%	14.6%	14.3%	12.9%
Total capital to risk-weighted assets	13.6%	14.3%	13.4%	13.1%	11.7%
Tier 1 capital leverage ratio	9.2%	10.0%	9.4%	9.2%	8.5%

Allowance for loan losses to total loans	1.30%	1.64%	1.93%	1.99%	2.18%
Allowance for loan losses to non-performing loans	114.83%	181.81%	73.34%	56.03%	37.82%
Non-performing loans to total loans	1.10%	0.90%	2.63%	3.56%	5.77%

Total loan accounts	5,140	4,472	4,416	4,567	4,594
Total deposit accounts	28,955	29,861	27,790	28,303	28,912
Total branches (all full service)	14	12	12	12	12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Bancorp's earnings are dependent upon the earnings of the Bank. The Bank's earnings are primarily dependent upon net interest margin. The net interest margin is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowings stated as a percentage of average interest earning assets. The net interest margin is perhaps the clearest indicator of a financial institution's ability to generate core earnings. Fees and service charges, wealth management operations income, gains and losses from the sale of assets, provisions for loan losses, income taxes and operating expenses also affect the Bancorp's profitability.

A summary of the Bancorp’s significant accounting policies is detailed in Note 1 to the Bancorp’s consolidated financial statements included in this report. The preparation of our financial statements requires management to make estimates and assumptions that affect our financial condition and operating results. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of foreclosed real estate, financial instruments and status of contingencies are particularly susceptible to material change in the near term as further information becomes available and future events occur.

At December 31, 2014, the Bancorp had total assets of $775.0 million and total deposits of $633.2 million. The Bancorp's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) that is administered by the Federal Deposit Insurance Corporation (FDIC), an agency of the federal government. At December 31, 2014, stockholders' equity totaled $76.2 million, with book value per share at $26.78. Net income for 2014 was $7.4 million, or $2.60 basic and diluted earnings per common share. The return on average assets was 0.97%, while the return on average stockholders’ equity was 10.14%.

Financial Condition

During the year ended December 31, 2014, total assets increased by $81.6 million (11.8%), to $775.0 million, with interest-earning assets increasing by $84.0 million (13.0%). At December 31, 2014, interest-earning assets totaled $728.7 million and represented 94.0% of total assets. Loans totaled $488.2 million and represented 67.0% of interest-earning assets, 63.0% of total assets and 77.0% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $189.5 million (38.8%) in residential real estate loans, $156.0 million (32.0%) in commercial real estate loans, $58.7 million (12.0%) in commercial business loans, $31.7 million (6.5%) in multifamily loans, $25.7 million (5.3%) in construction and land development loans, $26.1 million (5.3%) in government, and $357 thousand (0.1%) in consumer loans. Adjustable rate loans comprised 57.8% of total loans at year-end. During 2014, loan balances increased by $50.3 million (11.5%), with government, residential real estate, home equity line of credit balances, commercial business, commercial real estate, construction and land development, and multifamily increasing. The increase in loans during the year is the result of the First Federal acquisition and improving credit and economic conditions.

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. During 2014, the Bancorp sold $26.2 million in newly originated fixed rate mortgage loans, compared to $13.2 million during 2013. Net gains realized from the mortgage loan sales totaled $623 thousand for 2014, compared to $379 thousand for 2013. At December 31, 2014, the Bancorp had $2.9 million in loans that were classified as held for sale.

The allowance for loan losses (ALL) is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses, and decreased by charge-offs net of recoveries. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. The determination of the amounts of the ALL and provisions for loan losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability as of the reporting date. The appropriateness of the current period provision and the overall adequacy of the ALL are determined through a disciplined and consistently applied quarterly process that reviews the Bancorp’s current credit risk within the loan portfolio and identifies the required allowance for loan losses given the current risk estimates.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $5.5 million at December 31, 2014, compared to $4.0 million at December 31, 2013, an increase of $1.5 million or 37.5%. The ratio of non-performing loans to total loans was 1.10% at December 31, 2014, compared to 0.90% at December 31, 2013. The ratio of non-performing loans to total assets was 0.71% at December 31, 2014, compared to 0.57% at December 31, 2013. The increase in non-performing loans for 2014 is primarily the result of the addition of two commercial real estate loans with an aggregate balance of $1.6 million and the addition of certain residential real estate loans. At December 31, 2014, all non-performing loans are also accounted for on a non-accrual basis, except for ten residential real estate loans totaling $941 thousand that were classified as accruing and 90 days past due.

Loans, internally classified as substandard, totaled $9.5 million at December 31, 2014, compared to $12.2 million at December 31, 2013 a decrease of $2.7 million or 22.1%. The current level of substandard loans is concentrated in one accruing commercial real estate hotel loan in the amount of $4.6 million which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2014 or December 31, 2013. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $14.5 million at December 31, 2014, compared to $7.5 million at December 31, 2013 an increase of $7.0 million or 93.3%. The increase in watch loans is related to the downgrades of residential and commercial loans.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2014, impaired loans totaled $7.4 million, compared to $9.9 million at December 31, 2013 a decrease of $2.6 million or 26.3%. The December 31, 2014, impaired loan balances consist of ten commercial real estate and commercial business loans totaling $6.7 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, one mortgage loan totaling $97 thousand which is also a troubled debt restructuring, along with thirteen purchased credit impaired mortgage loans totaling $588 thousand, have also been classified as impaired. The December 31, 2014 ALL contained $426 thousand million in specific allowances for collateral deficiencies, compared to $1.7 million at December 31, 2013. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At December 31, 2014, the Bancorp classified six loans totaling $6.4 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings includes one commercial real estate hotel loan in the amount of $4.6 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $1.1 million for which a significant deferral of principal and interest repayment was granted; one commercial real estate loan in the amount of $524 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; two commercial business loans totaling $90 thousand for which a reduction in principal was granted; and one mortgage loan totaling $96 thousand, for which maturity dates were materially extended. At December 31, 2014, $4.7 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At December 31, 2014, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For 2014, $875 thousand in provisions to the ALL were required, compared to $450 thousand for 2013 an increase of $425 thousand or 94.4%. Purchased loans from the First Federal acquisition resulted in additional provisions for the year, however, the ALL provision increase is primarily a result of increased originations and overall loan portfolio growth. For 2014, charge-offs, net of recoveries, totaled $1.7 million, compared to $1.7 million for 2013. The net loan charge-offs for 2014 were comprised of $1.4 million in commercial real estate loans, $291 thousand in residential real estate loans, and $31 thousand in consumer loans; with net loan recoveries of $2 thousand in commercial real estate participation loans and $21 thousand in commercial business loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.30% at December 31, 2014, compared to 1.64% at December 31, 2013. The decrease in the ratio was partially due to the acquisition of First Federal and the subsequent addition of purchased loans at fair value. The ALL to non-performing loans (coverage ratio) was 114.83% at December 31, 2014, compared to 181.82% at December 31, 2013. The December 31, 2014 balance in the ALL account of $6.4 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At December 31, 2014, foreclosed real estate totaled $1.7 million, which was comprised of fourteen properties, compared to $1.1 million and nine properties at December 31, 2013. During 2014, loans totaling $1.5 million were transferred into foreclosed real estate, while net sales of foreclosed real estate totaled $876 thousand. Net gains from the 2014 sales totaled $35 thousand. At the end of December 2014 all of the Bancorp’s foreclosed real estate is located within its primary market area.

At December 31, 2014, the Bancorp's investment portfolio totaled $213.6 million and was invested as follows: 55.1% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 37.8% in municipal securities, 6.0% in U.S. government agency debt securities, and 1.1% in trust preferred securities. During 2014, securities increased by $19.9 million (9.9%). In addition, at December 31, 2014, the Bancorp had $3.7 million in FHLB stock.

As of December 31, 2014, three of the Bancorp’s four investments in trust preferred securities are in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities on non-accrual status. At December 31, 2014, the cost basis of the three trust preferred securities on non-accrual status totaled $3.8 million. One trust preferred security with a cost basis of $1.3 million remains on accrual status.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At December 31, 2014, deposits totaled $633.2 million. During 2014, deposits increased by $60.3 million (10.5%). The 2014 change in deposits was comprised of the following: certificates of deposit increased by $28.8 million (18.5%), checking accounts increased by $17.5 million (8.9%), savings accounts increased by $5.4 million (6.4%), and money market deposit accounts (MMDA’s) increased by $9.3 million (6.8%). During 2014, management continues to allow higher cost certificates of deposit to mature while relying on funding from checking, MMDA, and savings deposits. The increase in checking, savings, and MMDA balances is a result of customer preferences for liquid investments in the current low interest rate environment.

The Bancorp’s borrowed funds are primarily comprised of repurchase agreements and FHLB advances that are used to fund asset growth not supported by deposit generation. At December 31, 2014, borrowed funds totaled $53.9 million compared to $44.9 million at December 31, 2013, an increase of $9.0 million (20.0%). During 2014, management reduced borrowed funds while relying more on low cost core deposits for funding. Retail repurchase agreements totaled $17.5 million at December 31, 2014, compared to $14.0 million at December 31, 2013, an increase of $3.5 million (24.9%). FHLB advances totaled $36.4 million, increasing $5.5 million or 17.8%. The Bancorp’s FHLB line of credit carried no balance at December 31, 2014 compared to a balance of $714 thousand at December 31, 2013. Other short-term borrowings totaled $281 thousand at December 31, 2014, compared to $84 thousand at December 31, 2013.

Liquidity and Capital Resources

The Bancorp’s primary goals for funds and liquidity management are to generate sufficient cash to fund current loan demand, meet deposit withdrawals, and pay dividends and operating expenses. Because profit and liquidity are often conflicting objectives, management attempts to maximize the Bank’s net interest margin by making adequate, but not excessive, liquidity provisions. Furthermore, funds are managed so that future profits will not be significantly impacted as funding costs increase.

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

During 2014, cash and cash equivalents decreased $2.2 million compared to a decrease of $14.0 million for 2013. During 2014, the primary sources of cash and cash equivalents were from maturities and sales of securities, deposit originations, loan sales and repayments, an FHLB advance, and cash from operating activities. The primary uses of cash and cash equivalents were loan originations, purchases of securities, FHLB advance repayments, and the payment of common stock dividends. During 2014, cash from operating activities totaled $9.6 million, compared to $11.1 million for 2013. The 2014 decrease in cash provided by operating activities was primarily a result of originations of loans for sale. Cash outflows from investing activities totaled $35.0 million during 2014, compared to outflows of $24.5 million during 2013. The changes for the current year were related to increased loan originations, purchases of securities, and proceeds from maturities and pay downs of securities available-for-sale as detailed in the notes to the financial statements. Net cash inflows from financing activities totaled $27.6 thousand in 2014, compared to net cash outflows of $600 thousand in 2013. The change during 2014 was primarily due to an increase in FHLB advances and change in deposits as detailed in the notes to the financial statements. The Bancorp paid dividends on common stock on a cash basis of $2.7 million and $2.3 million during 2014 and 2013, respectively. During 2014, the Bancorp’s Board of Directors increased dividends as earnings and capital improved.

Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. Stockholders' equity totaled $76.2 million at December 31, 2014, compared to $66.8 million at December 31, 2013, an increase of $9.4 million (14.1%). The increase was primarily the result of $4.7 million change in other comprehensive income for 2014 related to increases in the values of available-for-sale securities. Items decreasing stockholders' equity were $31 thousand from the purchase of treasury stock, and the Bancorp’s declaration of $2.8 million in cash dividends. Increasing stockholders' equity was net income of $7.4 million. At December 31, 2014, book value per share was $26.78 compared to $23.50 for 2013.

The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the FRB), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. These regulations divide capital into two tiers. The first tier (Tier 1) includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Supplementary (Tier 2) capital includes, among other things, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions. Through 2014, the Bancorp and the Bank were required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. In addition, the FRB and FDIC regulations provided for a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets) of 3% for financial institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other financial institutions were required to maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least one to two percent. Effective January 1, 2015, these ratios have been revised. See “Recent Developments – Regulatory Capital Rules” above.

The following table shows that, at December 31, 2014, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2014, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. The dollar amounts are in millions.

					Minimum
					Required To Be
					Well Capitalized
			Minimum Required		Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Total capital to risk-weighted assets	$78.4	14.8%	$42.3	8.0%	$52.8	10.0%
Tier 1 capital to risk-weighted assets	$72.0	13.6%	$21.1	4.0%	$31.7	6.0%
Tier 1 capital to adjusted average assets	$72.0	9.2%	$23.5	3.0%	$39.2	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2014, with prior DFI approval is $9.2 million plus 2015 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 21, 2014, the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.25 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 2, 2015.

Results of Operations –

Comparison of 2014 to 2013

Net income for 2014 was $7.4 million, compared to $7.1 million for 2013, an increase of $276 thousand (3.9%). The increase in net income for 2014 was the result of higher net interest income and lower income tax expense. The earnings represent a return on average assets of 0.97% for 2014 compared to 1.03% for 2013. The return on average equity was 10.14% for 2014 compared to 10.17% for 2013.

Net interest income for 2014 was $25.4 million, an increase of $936 thousand (3.8%) from $24.4 million for 2013. During the year, the Bancorp’s cost of funds continued to be positively impacted by the Federal Reserve’s actions in maintaining a low short-term interest rate environment, however, the Bancorp’s yield on interest earning assets is being negatively impacted by lower long-term interest rates. The weighted-average yield on interest-earning assets was 3.82% for 2014 compared to 4.03% for 2013. The weighted-average cost of funds was 0.27% for 2014 compared to 0.28% for 2013. The impact of the 3.82% return on interest earning assets and the 0.27% cost of funds resulted in a net interest spread of 3.55% for 2014, compared to 3.75% in 2013. During 2014, total interest income increased by $1.0 million (3.9%) while total interest expense decreased by $90 thousand (5.2%). The net interest margin was 3.57% for 2014, compared to 3.77% for 2013. The Bancorp’s tax equivalent net interest margin for 2014 was 3.81% compared to 3.98% for 2013.

During 2014, interest income from loans increased by $341 thousand (1.6%) compared to 2013. The weighted-average yield on loans outstanding was 4.42% for 2014 compared to 4.79% for 2013. Loan balances averaged $480.4 million for 2014, an increase of $44.0 million (10.1%) from $436.4 million for 2013. During 2014, interest income from securities and other interest earning assets increased by $685 thousand (13.0%) compared to 2013. The weighted-average yield on securities and other interest earning assets was 2.58% for 2014 compared to 2.48% for 2013. Securities and other interest earning assets averaged $230.7 million for 2014, up $18.4 million (8.7%) from $212.3 million for 2013.

Interest expense for deposits increased by $110 thousand (9.6%) during 2014 compared to 2013. The change was due to a decrease in the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for 2014 was 0.20%, unchanged compared to 2013. Total deposit balances averaged $622.8 million for 2014, an increase of $59.5 million (10.6%) from $563.3 million for 2013. Interest expense for borrowed funds decreased by $20 thousand (3.4%) during 2014 compared to 2013. The change was due to higher average balances. The weighted-average cost of borrowed funds was 0.98% for 2014 compared to 1.15% for 2013. Borrowed funds averaged $57.9 million during 2014, an increase of $6.8 million (13.3%) from $51.1 million for 2013.

Noninterest income for 2014 was $6.1 million, an increase of $715 million (13.3%) from $5.4 million for 2013. During 2014, fees and service charges totaled $2.7 million, an increase of $201 thousand (7.9%) from $2.5 million for 2013. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $1.6 million for 2014, an increase of $208 thousand (14.9%) from $1.4 million for 2013. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $541 thousand for the current year, a decrease of $89 thousand (14.1%) from $630 thousand for 2013. Current market conditions continue to provide opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $623 thousand for the current year, an increase of $244 thousand (64.4%), compared to $379 thousand for 2013. The increase in gains from the sale of loans is a result of increased mortgage loan origination efforts, including increased originations generated by additional mortgage loan officers. For 2014, foreclosed real estate sales gains totaled $35 thousand, an increase of $18 thousand (105.9%) from gains of $17 thousand for 2013. In 2014, $417 thousand from the increase in the cash value of bank owned life insurance was recorded, an increase of $37 thousand (9.7%) compared to $380 thousand for 2013. During 2014, other noninterest income totaled $115 thousand, an increase of $96 thousand (505.3%) from $19 thousand for 2013.

Noninterest expense for 2014 was $21.0 million, up $1.2 million (6.0%) from $19.8 million for 2013. During 2014, compensation and benefits totaled $11.4 million, an increase of $817 thousand (7.7%) from $10.6 million for 2013. The increase in compensation and benefits is the result of the Bancorp’s ordinary course annual adjustments to salaries as well as adding sales staff. Occupancy and equipment expense totaled $3.2 million for 2014, an increase of $118 thousand (3.8%) compared to $3.1 million for 2013. The increase in occupancy and equipment expense is the result of slightly higher building operating expenses and the addition of two banking centers from the acquisition of First Federal. Data processing expense totaled $1.1 million for 2014, an increase of $118 thousand (11.6%) from $1.0 million for 2013. Data processing expense has increased as a result of increased system utilization. Federal deposit insurance premiums totaled $466 thousand for 2014, a decrease of $37 thousand (7.4%) from $503 thousand for 2013. The decrease was the result of lower FDIC assessment rates. Marketing expense related to banking products totaled $496 thousand for the year, a decrease of $13 thousand (2.6%) from $509 thousand for 2013. Statement and check processing expense totaled $333 thousand for the year, a decrease of $23 thousand (7.4%) from $310 thousand for 2013. Professional service expense totaled $260 thousand for the year, a decrease of $28 thousand (9.7%) from $288 thousand for 2013. Other expenses related to banking operations totaled $3.7 million for 2014, an increase of $196 thousand (5.6%) from $3.5 million for 2013. The Bancorp’s efficiency ratio for 2014 was 66.85% compared to 66.55% for 2013. The higher efficiency ratio is primarily the result of higher noninterest expense. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

The Bancorp had an income tax expense for 2014 of $2.2 million compared to income tax expense of $2.4 million for 2013, a decrease to expense of $244 thousand (10.2%). The combined effective federal and state tax rates for the Bancorp were 22.6% for 2014 and 25.2% for 2013. The Bancorp’s lower current period effective tax rate is a result of higher tax preferred income.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s most critical accounting policies are summarized below. Other accounting policies, including those related to the fair values of financial instruments and the status of contingencies, are summarized in Note 1 to the Bancorp’s consolidated financial statements.

Valuation of Investment Securities – The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Different judgments and assumptions used in pricing could result in different estimates of value. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.

At the end of each reporting period securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with the Investments – Debt and Equity Securities Topic of the Accounting Standards Codification. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates.

We consider the following factors when determining an other-than-temporary impairment for a security: The length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; and an assessment of whether the Bancorp has (1) the intent to sell the debt securities or (2) more likely than not will be required to sell the debt securities before its anticipated market recovery. If either of these conditions is met, management will recognize other-than-temporary impairment. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Management will utilize an independent valuation specialist to value securities for other-than-temporary impairment.

Allowance for Loan Losses – The Bancorp maintains an Allowance for Loan Losses (ALL) to absorb probable incurred credit losses that arise from the loan portfolio. The ALL is increased by the provision for loan losses, and decreased by charge-offs net of recoveries. The determination of the amounts of the ALL and provisions for loan losses is based upon management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability. The methodology used to determine the current year provision and the overall adequacy of the ALL includes a disciplined and consistently applied quarterly process that combines a review of the current position with a risk assessment worksheet. Factors that are taken into consideration in the analysis include an assessment of national and local economic trends, a review of current year loan portfolio growth and changes in portfolio mix, and an assessment of trends for loan delinquencies and loan charge-off activity. Particular attention is given to non-accruing loans and accruing loans past due 90 days or more, and loans that have been classified as substandard, doubtful, or loss. Changes in the provision are directionally consistent with changes in observable data.

Commercial and industrial, and commercial real estate loans that exhibit credit weaknesses and loans that have been classified as impaired are subject to an individual review. Where appropriate, ALL allocations are made to these loans based on management’s assessment of financial position, current cash flows, collateral values, financial strength of guarantors, industry trends, and economic conditions. ALL allocations for homogeneous loans, such as residential mortgage loans and consumer loans, are based on historical charge-off activity and current delinquency trends. Management has allocated general reserves to both performing and non-performing loans based on historical data and current information available.

Risk factors for non-performing and internally classified loans are based on an analysis of either the projected discounted cash flows or the estimated collateral liquidation value for individual loans defined as substandard or doubtful. Estimated collateral liquidation values are based on established loan underwriting standards and adjusted for current mitigating factors on a loan-by-loan basis. Aggregate substandard loan collateral deficiencies are determined for residential, commercial real estate, commercial business, and consumer loan portfolios. These deficiencies are then stated as a percentage of the total substandard balances to determine the appropriate risk factors.

Risk factors for performing and non-classified loans are based on a weighted average of net charge-offs for the most recent three years, which are then stated as a percentage of average loans for the same period. Historical risk factors are calculated for residential, commercial real estate, commercial business, and consumer loans. The three year weighted average historical factors are then adjusted for current subjective risks attributable to: regional and national economic factors; loan growth and changes in loan composition; organizational structure; composition of loan staff; loan concentrations; policy changes and out of market lending activity.

The risk factors are applied to these types of loans to determine the appropriate level for the ALL. Adjustments may be made to these allocations that reflect management’s judgment on current conditions, delinquency trends, and charge-off activity. Based on the above discussion, management believes that the ALL is currently adequate, but not excessive, given the risk inherent in the loan portfolio.

Impact of Inflation and Changing Prices The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Bancorp are monetary in nature. As a result, interest rates have a more significant impact on the Bancorp’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation, those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

Report of Independent Registered

Public Accounting Firm

Board of Directors

NorthWest Indiana Bancorp and Subsidiary

Munster, Indiana

We have audited the accompanying consolidated balance sheets of NorthWest Indiana Bancorp and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NorthWest Indiana Bancorp and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

Chicago, Illinois

February 23, 2015

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2014	2013

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$8,057	$11,758
Interest bearing deposits in other financial institutions	5,866	7,920
Federal funds sold	8,040	110

Total cash and cash equivalents	21,963	19,788

Securities available-for-sale	220,053	195,632
Loans held-for-sale	2,913	136
Loans receivable	488,153	437,821
Less: allowance for loan losses	(6,361)	(7,189)
Net loans receivable	481,792	430,632
Federal Home Loan Bank stock	3,681	3,086
Accrued interest receivable	2,727	2,480
Premises and equipment	17,724	17,260
Foreclosed real estate	1,745	1,084
Cash value of bank owned life insurance	16,814	16,396
Goodwill	1,611	-
Other assets	4,021	6,959

Total assets	$775,044	$693,453

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$80,352	$73,430
Interest bearing	553,594	499,463
Total	633,946	572,893
Repurchase agreements	17,525	14,031
Borrowed funds	36,381	30,898
Accrued expenses and other liabilities	11,027	8,870

Total liabilities	698,879	626,692

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: December 31, 2014 - 2,900,205	361	361
December 31, 2013 - 2,897,202
shares outstanding: December 31, 2014 - 2,844,167
December 31, 2013 - 2,841,164
Additional paid-in capital	4,062	4,032
Accumulated other comprehensive income/(loss)	1,588	(3,151)
Retained earnings	70,154	65,519

Total stockholders' equity	76,165	66,761

Total liabilities and stockholders' equity	$775,044	$693,453

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Year Ended December 31,
	2014	2013
Interest income:
Loans receivable
Real estate loans	$17,941	$17,772
Commercial loans	3,272	3,101
Consumer loans	19	18
Total loan interest	21,232	20,891
Securities	5,917	5,225
Other interest earning assets	34	41

Total interest income	27,183	26,157

Interest expense:
Deposits	1,253	1,143
Repurchase agreements	67	69
Borrowed funds	500	518

Total interest expense	1,820	1,730

Net interest income	25,363	24,427
Provision for loan losses	875	450

Net interest income after provision for loan losses	24,488	23,977

Noninterest income:
Fees and service charges	2,738	2,537
Wealth management operations	1,605	1,397
Gain on sale of securities, net	541	630
Increase in cash value of bank owned life insurance	418	380
Gain on sale of loans held-for-sale, net	623	379
Gain on sale of foreclosed real estate	35	17
Other	114	19

Total noninterest income	6,074	5,359

Noninterest expense:
Compensation and benefits	11,416	10,599
Occupancy and equipment	3,238	3,120
Data processing	1,139	1,021
Marketing	496	509
Federal deposit insurance premiums	466	503
Statement and check processing	333	310
Professional services	260	288
Other	3,667	3,471

Total noninterest expense	21,015	19,821

Income before income tax expenses	9,547	9,515
Income tax expenses	2,153	2,397

Net income	$7,394	$7,118

Earnings per common share:
Basic	$2.60	$2.50
Diluted	$2.60	$2.50

Dividends declared per common share	$0.97	$0.85

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year Ended December 31,
	2014	2013

Net income	$7,394	$7,118

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains/(losses) arising during the period	7,752	(7,729)
Less: reclassification adjustment for gains included in net income	(541)	(630)
Net securities gain during the period	7,211	(8,359)
Tax effect	(2,446)	2,866
Net of tax amount	4,765	(5,493)

Net change in unrealized gain on postretirement benefit:
Net (loss)/gain on post retirement benefit	(27)	8
Amortization of net actuarial gain	6	(5)
Net (loss)/gain during the period	(21)	3
Tax effect	(5)	-
Net of tax amount	(26)	3
Other comprehensive income(loss), net of tax	4,739	(5,490)

Comprehensive income, net of tax	$12,133	$1,628

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2013	$361	$4,134	$2,339	$60,817	$67,651

Comprehensive income:
Net income	-	-	-	7,118	7,118
Net unrealized loss on securities available-for-sale, net of reclassification and tax effects	-	-	(5,493)	-	(5,493)
Change in unrealized gain on post retirement benefit, net of reclassification and tax effects	-	-	3	-	3
Comprehensive income					1,628
Stock-based compensation expense	-	40	-	-	40
Purchase of treasury stock	-	(173)	-	-	(173)
Sale of treasury stock	-	31	-	(1)	30
Cash dividends, $0.85 per share	-	-	-	(2,415)	(2,415)

Balance at December 31, 2013	$361	$4,032	$(3,151)	$65,519	$66,761

Comprehensive income:
Net income	-	-	-	7,394	7,394
Net unrealized gain on securities available-for-sale, net of reclassification and tax effects	-	-	4,765	-	4,765
Change in unrealized gain on post retirement benefit, net of reclassification and tax effects	-	-	(26)	-	(26)
Comprehensive income					12,133
Stock-based compensation expense	-	61	-	-	61
Purchase of treasury stock	-	(31)	-	-	(31)
Cash dividends, $0.97 per share	-	-	-	(2,759)	(2,759)

Balance at December 31, 2014	$361	$4,062	$1,588	$70,154	$76,165

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,394	$7,118
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(28,321)	(12,675)
Sale of loans originated for sale	26,154	13,159
Depreciation and amortization, net of accretion	1,955	1,986
Deferred tax expense	316	509
Amortization of mortgage servicing rights	76	144
Stock based compensation expense	61	40
Gain on sale of securities, net	(541)	(630)
Gain on sale of loans held-for-sale, net	(623)	(379)
Gain on sale of foreclosed real estate	(35)	(17)
Provision for loan losses	875	450
Net change in:
Interest receivable	(247)	3
Other assets	281	760
Accrued expenses and other liabilities	2,233	590
Total adjustments	2,184	3,940
Net cash - operating activities	9,578	11,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	19,144	35,026
Proceeds from sales of securities available-for-sale	36,244	30,144
Purchase of securities available-for-sale	(68,777)	(81,691)
Loan participations purchased	(1,070)	(857)
Net change in loans receivable	(22,678)	(2,676)
Purchase of Federal Home Loan Bank Stock	(456)	-
Proceeds from sale of Federal Home Loan Bank stock	286	-
Purchase of premises and equipment, net	(859)	(893)
Proceeds from sale of foreclosed real estate, net	911	369
Change in cash value of bank owned life insurance	(418)	(380)
Purchase of bank owned life insurance	-	(3,500)
Cash and cash equivalents from acquisition activity	2,630	-
Net cash - investing activities	(35,043)	(24,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	23,367	6,484
Proceeds from FHLB advances	47,000	11,100
Repayment of FHLB advances	(41,000)	(14,000)
Change in other borrowed funds	977	(1,676)
Proceeds from sale of treasury stock	-	30
Treasury stock purchased	(31)	(173)
Dividends paid	(2,673)	(2,328)
Net cash - financing activities	27,640	(563)
Net change in cash and cash equivalents	2,175	(13,963)
Cash and cash equivalents at beginning of period	19,788	33,751
Cash and cash equivalents at end of period	$21,963	$19,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,818	$1,735
Income taxes	1,402	2,070
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$37,906	$-
Value of goodwill and other intangible assets	1,704	-
Fair value of liabilities assumed	39,610	-
Noncash activities:
Transfers from loans to foreclosed real estate	$1,191	$1,566
Transfers from other assets to foreclosed real estate	340	-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include NorthWest Indiana Bancorp (the “Bancorp”), its wholly owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC, and NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation provides insurance and annuity investments to the Bank’s wealth management customers. NWIN, LLC is located in Las Vegas, Nevada and serves as the Bank’s investment subsidiary and parent of a real estate investment trust, NWIN Funding, Inc. NWIN Funding, Inc. was formed as an Indiana Real Estate Investment Trust. The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. Columbia Development Company is a limited liability company that serves to hold certain real estate properties that are acquired through foreclosure. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates – Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of foreclosed real estate, loan servicing rights, investment securities, deferred tax assets, goodwill, and the status of contingencies are particularly susceptible to material change in the near term.

Concentrations of Credit Risk – The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers primarily in Lake County, in northwest Indiana. The Bancorp is also an active lender in Porter County, and to a lesser extent, LaPorte, Newton, and Jasper counties in Indiana, and Lake, Cook and Will counties in Illinois. Substantially all loans are secured by specific items of collateral including residences, commercial real estate, business assets, and consumer assets.

Cash Flow Reporting – For purposes of the statements of cash flows, the Bancorp considers cash on hand, noninterest bearing deposits in other financial institutions, all interest-bearing deposits in other financial institutions with original maturities of 90 days or less, and federal funds sold to be cash and cash equivalents. The Bancorp reports net cash flows for customer loan and deposit transactions and short-term borrowings with maturities of 90 days or less.

Securities – The Bancorp classifies securities into held-to-maturity, available-for-sale, or trading categories. Held-to-maturity securities are those which management has the positive intent and the Bancorp has the ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax. The Bancorp does not have a trading portfolio. Realized gains and losses resulting from the sale of securities recorded on the trade date are computed by the specific identification method. Interest and dividend income, adjusted by amortization of premiums or discounts on a level yield method, are included in earnings. Securities are reviewed for other-than-temporary impairment on a quarterly basis.

The Bancorp considers the following factors when determining an other-than-temporary impairment for a security: the length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; and an assessment of whether the Bancorp has (1) the intent to sell the debt security or (2) it is more likely than not that the Bancorp will be required to sell the debt security before its anticipated market recovery. If either of these conditions are met, management will recognize other-than-temporary impairment. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized credit loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings.

Loans Held-for-Sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair market value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held-for-sale can be sold with servicing rights retained or released. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing rights. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans and Loan Income – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, net deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The accrual of interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than when they reach 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off status at an earlier date if collection of principal or interest is considered doubtful.

Generally, interest accrued but not received for loans placed on non-accrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses – The allowance for loan losses (allowance) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

A loan is considered impaired when, based on current information and events, it is probable that the Bancorp will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bancorp does not separately identify individual consumer and residential loans for impairment disclosures.

Troubled Debt Restructures – A troubled debt restructuring of a loan is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loan should be reported as a troubled debt restructure (TDR). A loan is a TDR when the Bancorp, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower by modifying or renewing a loan under terms that the Bancorp would not otherwise consider. To make this determination, the Bancorp must determine whether (a) the borrower is experiencing financial difficulties and (b) the Bancorp granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some level of deterioration in a borrower's financial condition does not inherently mean the borrower is experiencing financial difficulties.

Some of the factors considered by management when determining whether a borrower is experiencing financial difficulties are: (1) is the borrower currently in default on any of its debts, (2) has the borrower declared or is the borrower in the process of declaring bankruptcy, and (3) absent the current modification, the borrower would likely default.

Federal Home Loan Bank Stock – The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bancorp, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Bancorp does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment – Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Premises and related components are depreciated using the straight-line method with useful lives ranging from 26 to 39 years. Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 2 to 10 years.

Foreclosed Real Estate – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Long-term Assets – Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Bank Owned Life Insurance – The Bancorp has purchased life insurance policies on certain key executives. In accordance with accounting for split-dollar life insurance, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Intangibles – The Bancorp records the assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values. These fair values often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under FASB ASC 350, goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

Repurchase Agreements – Substantially, all repurchase agreement liabilities represent amounts advanced by various customers that are not covered by federal deposit insurance and are secured by securities owned by the Bancorp.

Postretirement Benefits Other Than Pensions – The Bancorp sponsors a defined benefit postretirement plan that provides comprehensive major medical benefits to all eligible retirees. Postretirement benefits are accrued based on the expected cost of providing postretirement benefits to employees during the years the employees have rendered service to the Bancorp.

Income Taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

At December 31, 2014 and 2013, the Bancorp evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Bancorp believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Bancorp's financial condition, results of operations, or cash flows. Accordingly, the Bancorp has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2014 and 2013. The Bancorp is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities from 2011 to 2013.

Loan Commitments and Related Financial Instruments – Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Earnings Per Common Share – Basic earnings per common share is net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and the unrecognized gains and losses on postretirement benefits.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe such matters currently exist that will have a material effect on the financial statements.

Restrictions on Cash – Cash on hand or on deposit with the Federal Reserve Bank of $827 thousand and $656 thousand was required to meet regulatory reserve and clearing requirements at December 31, 2014 and 2013, respectively. These balances do not earn interest.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular instruments. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments – While the Bancorp's executive management monitors the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Bancorp's financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassification – Certain amounts appearing in the consolidated financial statements and notes thereto for the year ended December 31, 2013, may have been reclassified to conform to the December 31, 2014 presentation.

Trust Assets – Assets of the Bancorp’s wealth management department, other than cash on deposit at the Bancorp, are not included in these consolidated financial statements because they are not assets of the Bancorp.

Acquisition Activity – On April 1, 2014, the Bank acquired First Federal Savings and Loan Association of Hammond ("First Federal"), a federal mutual savings association headquartered in Hammond, Indiana. First Federal operated two banking locations in Hammond and Highland, Indiana. The Bank acquired First Federal by merging First Federal with and into the Bank immediately following First Federal's voluntary supervisory conversion to stock form. The Bank was not required to issue or pay any shares, cash, or other consideration in the merger. The First Federal acquisition added assets with a fair value of $37.9 million, including securities with a fair value of $3.8 million, loans receivable with a fair value of $29.1 million, premises and equipment with a fair value of $967 thousand, and foreclosed real estate of $690 thousand. The First Federal acquisition also added liabilities with a fair value of $39.6 million, including core deposits with a fair value of $7.2 million and certificates of deposit with a fair value of $29.8 million. As a result of the differences in the fair value of assets and liabilities, goodwill of $1.6 million and intangible assets of $93 thousand were also added.

As part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $318 thousand of accretion was taken into income for the twelve months ended December 31, 2014. It is estimated that $206 thousand of accretion will occur annually through to 2017, and accretion of $171 thousand will occur during 2018.

As part of the fair value of certificates of deposit, a fair value premium was established of $276 thousand that is being amortized over 17 months on a straight line basis. Approximately $150 thousand of amortization was taken as expense during the twelve months ended December 31, 2014. It is estimated that $126 thousand of amortization will occur during 2015.

Adoption of New Accounting Pronouncements –

Update Number 2014-04 – Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This amendment is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for the Bancorp for annual periods and interim periods within those annual periods beginning after December 15, 2014. Management does not believe that this new accounting pronouncement will have a material impact on the Bancorp’s consolidated financial statements.

Update Number 2014-09 – Revenue from Contracts with Customers (Topic 606). This accounting standard update adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update does not apply to financial instruments. The update is effective for public entities for reporting periods beginning after December 15, 2016. Early implementation is not allowed for public companies. Management does not believe the adoption of this update will have a material effect on the Bancorp’s consolidated financial statements.

NOTE 2 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2014
Money market fund	$6,453	$-	$-	$6,453
U.S. government sponsored entities	13,000	2	(133)	12,869
Collateralized mortgage obligations and residential mortgage-backed securities	116,088	1,870	(384)	117,574
Municipal securities	76,989	3,749	(13)	80,725
Collateralized debt obligations	5,141	-	(2,709)	2,432
Total securities available-for-sale	$217,671	$5,621	$(3,239)	$220,053

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2013
Money market fund	$1,336	$-	$-	$1,336
U.S. government sponsored entities	18,997	-	(637)	18,360
Collateralized mortgage obligations and residential mortgage-backed securities	101,056	1,181	(1,922)	100,315
Municipal securities	73,864	1,499	(1,710)	73,653
Collateralized debt obligations	5,208	-	(3,240)	1,968
Total securities available-for-sale	$200,461	$2,680	$(7,509)	$195,632

The estimated fair value of available-for-sale securities and carrying amount, if different, at December 31, 2014 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
December 31, 2014	Value	Yield (%)
Due in one year or less	$8,884	6.43
Due from one to five years	17,956	2.56
Due from five to ten years	22,135	6.11
Due over ten years	53,504	4.65
Collateralized mortgage obligations and residential mortgage-backed securities	117,574	2.64
Total	$220,053	3.62

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	December 31,	December 31,
	2014	2013

Proceeds	$36,244	$30,144
Gross gains	848	733
Gross losses	(307)	(103)

The tax provisions related to these net realized gains were approximately $213 thousand for 2014 and $248 thousand for 2013.

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Beginning balance, December 31, 2013	$(3,209)
Current period change	4,765
Ending balance, December 31, 2014	$1,556

Securities with carrying values of approximately $34.2 million and $31.2 million were pledged as of December 31, 2014 and 2013, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at December 31, 2014 and 2013 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
U.S. government sponsored entities	$1,496	$(4)	$10,371	$(129)	$11,867	$(133)
Collateralized mortgage obligations and residential mortgage-backed securities	8,169	(40)	14,486	(344)	22,655	(384)
Municipal securities	687	(3)	1,459	(10)	2,146	(13)
Collateralized debt obligations	-	-	2,432	(2,709)	2,432	(2,709)
Total temporarily impaired	$10,352	$(47)	$28,748	$(3,192)	$39,100	$(3,239)
Number of securities		9		29		38

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2013
U.S. government sponsored entities	$18,360	$(637)	$-	$-	$18,360	$(637)
Collateralized mortgage obligations and residential mortgage-backed securities	62,748	(1,922)	-	-	62,748	(1,922)
Municipal securities	27,890	(1,571)	1,478	(139)	29,368	(1,710)
Collateralized debt obligations	-	-	1,968	(3,240)	1,968	(3,240)
Total temporarily impaired	$108,998	$(4,130)	$3,446	$(3,379)	$112,444	$(7,509)
Number of securities		117		8		125

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, have undisrupted cash flows, or have been independently evaluated for other-than-temporary impairment and appropriate write downs taken. Management has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates and volatility in the securities markets. The fair values are expected to recover as the securities approach maturity.

NOTE 3 – Loans Receivable

Year end loans are summarized below:

	(Dollars in thousands)
	December 31, 2014	December 31, 2013
Loans secured by real estate:
Residential, including home equity	$189,743	$161,932
Commercial real estate, construction & land development, and other dwellings	211,162	195,423
Commercial participations purchased	2,289	1,273
Total loans secured by real estate	403,194	358,628
Consumer loans	358	237
Commercial business	58,790	57,716
Government loans	26,134	21,587
Subtotal	488,476	438,168
Less:
Net deferred loan origination fees	(197)	(252)
Undisbursed loan funds	(126)	(95)
Loan receivables	$488,153	$437,821

			Commercial Real
			Estate,
			Construction &
			Land
	Residential Real		Development,	Commercial	Commercial
	Estate, Including		and Other	Participations	Business	Government
(Dollars in thousands)	Home Equity	Consumer Loans	Dwellings	Purchased	Loans	Loans	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2014:

Allowance for loan losses:
Beginning Balance	$1,444	$12	$4,789	$31	$859	$54	$7,189
Charge-offs	(311)	(32)	(1,421)	-	-	-	(1,764)
Recoveries	20	1	17	2	21	-	61
Provisions	725	36	260	(20)	(147)	21	875
Ending Balance	$1,878	$17	$3,645	$13	$733	$75	$6,361

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2013:

Allowance for loan losses:
Beginning Balance	$1,024	$19	$4,550	$1,608	$1,220	$-	$8,421
Charge-offs	(153)	(17)	(788)	(332)	(567)	-	(1,857)
Recoveries	1	5	9	137	23	-	175
Provisions	572	5	1,018	(1,382)	183	54	450
Ending Balance	$1,444	$12	$4,789	$31	$859	$54	$7,189

			Commercial Real
			Estate,
			Construction &
			Land
	Residential Real		Development,	Commercial	Commercial
	Estate, Including		and Other	Participations	Business	Government
(Dollars in thousands)	Home Equity	Consumer Loans	Dwellings	Purchased	Loans	Loans	Total

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2014:

Ending balance: individually evaluated for impairment	$15	$-	$366	$11	$34	$-	$426

Ending balance: collectively evaluated for impairment	$1,863	$17	$3,279	$2	$699	$75	$5,935

LOAN RECEIVABLES
Ending balance	$189,529	$357	$211,162	$2,289	$58,682	$26,134	$488,153

Ending balance: individually evaluated for impairment	$97	$-	$6,240	$103	$328	$-	$6,768

Ending balance: purchased credit impaired individually evaluated for impairment	$588	$-	$-	$-	$-	$-	$588

Ending balance: collectively evaluated for impairment	$188,844	$357	$204,922	$2,186	$58,354	$26,134	$480,797

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2013:

Ending balance: individually evaluated for impairment	$16	$-	$1,657	$-	$30	$-	$1,703

Ending balance: collectively evaluated for impairment	$1,428	$12	$3,132	$31	$829	$54	$5,486

LOAN RECEIVABLES
Ending balance	$161,664	$232	$195,349	$1,273	$57,716	$21,587	$437,821

Ending balance: individually evaluated for impairment	$887	$-	$8,446	$-	$534	$-	$9,867

Ending balance: collectively evaluated for impairment	$160,777	$232	$186,903	$1,273	$57,182	$21,587	$427,954

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

Performing loans are loans that are paying as agreed and are approximately less than ninety days past due on payments of interest and principal.

The Bancorp's credit quality indicators, are summarized below at December 31, 2014 and December 31, 2013:

		(Dollars in thousands)
		Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
		Commercial Real Estate, Construction
		& Land Development, and Other						Government
		Dwellings		Commercial Participations Purchased		Commercial Business Loans		Loans
	Loan Grades	2014	2013	2014	2013	2014	2013	2014	2013
2	Moderate risk	$-	$-	$-	$-	$4,920	$4,279	$-	$-
3	Acceptable risk	170,423	150,303	2,071	1,013	41,197	41,474	26,134	21,587
4	Pass/monitor	29,678	33,153	115	260	10,893	11,173	-	-
5	Special mention (watch)	4,649	3,348	-	-	1,343	88	-	-
6	Substandard	6,412	8,545	103	-	329	702	-	-
7	Doubtful	-	-	-	-	-	-	-	-
	Total	$211,162	$195,349	$2,289	$1,273	$58,682	$57,716	$26,134	$21,587

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate,
	Including Home Equity		Consumer Loans
	2014	2013	2014	2013
Performing	$185,996	$158,963	$357	$232
Non-performing	3,533	2,701	-	-
Total	$189,529	$161,664	$357	$232

No loans were modified in a troubled debt restructuring, nor have any previous troubled debt restructurings subsequently defaulted, during the twelve months ended December 31, 2014. Six residential real estate loans with a pre-modification outstanding recorded investment of $792 thousand and a post-modification outstanding recorded investment of $770 thousand qualified as troubled debt restructurings during the twelve months ended December 31, 2013. One residential real estate loan with a recorded investment of $106 thousand and one construction & land development loan with a recorded investment of $707 thousand subsequently defaulted during the twelve months ended December 31, 2013. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation. Troubled debt restructurings that subsequently defaulted during the period are loans that were restructured and, subsequent to restructuring, were moved to nonaccrual status and failed to comply with the guidelines of the restructured note. Troubled debt restructurings that subsequently defaulted are presented for comparison purposes and are relevant only to the period in which the subsequent default occurred.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the twelve months ended
	As of December 31, 2014			December 31, 2014
				Average	Interest
	Recorded	Unpaid Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	524	524	-	527	22
Commercial participations purchased	-	-	-	-	-
Commercial business loans	25	25	-	25	-
With an allowance recorded:
Residential real estate, including home equity	685	1,258	15	703	6
Commercial real estate, construction & land development, and other dwellings	5,716	6,952	366	6,089	193
Commercial participations purchased	103	103	11	103	1
Commercial business loans	303	571	34	308	1
Total:
Residential real estate, including home equity	$685	$1,258	$15	$703	$6
Commercial real estate, construction & land development, and other dwellings	$6,240	$7,476	$366	$6,616	$215
Commercial participations purchased	$103	$103	$11	$103	$1
Commercial business loans	$328	$596	$34	$333	$1

				For the twelve months ended
	As of December 31, 2013			December 31, 2013
				Average	Interest
	Recorded	Unpaid Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	617	617	-	898	9
Commercial participations purchased	-	-	-	-	-
Commercial business loans	228	228	-	668	1
With an allowance recorded:
Residential real estate, including home equity	887	899	16	920	9
Commercial real estate, construction & land development, and other dwellings	7,829	7,829	1,657	8,770	74
Commercial participations purchased	-	-	-	-	-
Commercial business loans	306	574	30	454	1
Total:
Residential real estate, including home equity	$887	$899	$16	$920	$9
Commercial real estate, construction & land development, and other dwellings	$8,446	$8,446	$1,657	$9,668	$83
Commercial participations purchased	$-	$-	$-	$-	$-
Commercial business loans	$534	$802	$30	$1,122	$2

As part of the acquisition of First Federal, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2014, purchased credit impaired loans with unpaid principal balances totaled $1.3 million with a recorded investment of $588 thousand. There were no purchased credit impaired loans at December 31, 2013.

The Bancorp's age analysis of past due loans is summarized below:

		(Dollars in thousands)
							Recorded
							Investments
							Greater than
	30-59 Days Past	60-89 Days Past	Greater Than 90				90 Days and
	Due	Due	Days Past Due	Total Past Due	Current	Total Loans	Accruing
December 31, 2014
Residential real estate, including home equity	$4,405	$2,693	$2,579	$9,677	$179,852	$189,529	$941
Consumer loans	-	-	-	-	357	357	-
Commercial real estate, construction & land development, and other dwellings	855	190	1,783	2,828	208,334	211,162	-
Commercial participations purchased	-	-	103	103	2,186	2,289	-
Commercial business loans	339	76	238	653	58,029	58,682	-
Government loans	-	-	-	-	26,134	26,134	-
Total	$5,599	$2,959	$4,703	$13,261	$474,892	$488,153	$941

December 31, 2013
Residential real estate, including home equity	$3,721	$1,090	$1,502	$6,313	$155,351	$161,664	$174
Consumer loans	1	-	-	1	231	232	-
Commercial real estate, construction & land development, and other dwellings	1,083	2,626	768	4,477	190,872	195,349	-
Commercial participations purchased	-	-	-	-	1,273	1,273	-
Commercial business loans	1,032	25	447	1,504	56,212	57,716	-
Government loans	-	-	-	-	21,587	21,587	-
Total	$5,837	$3,741	$2,717	$12,295	$425,526	$437,821	$174

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	December 31,	December 31,
	2014	2013
Residential real estate, including home equity	$2,443	$2,526
Consumer loans	-	-
Commercial real estate, construction & land development, and other dwellings	1,815	807
Commercial participations purchased	103	-
Commercial business loans	238	447
Government loans	-	-
Total	$4,599	$3,780

Note 4 – Premises and Equipment, Net

At year end, premises and equipment are summarized as follows:

	(Dollars in thousands)
	2014	2013
Cost:
Land	$4,623	$4,540
Buildings and improvements	20,742	19,588
Furniture and equipment	12,608	11,786
Total cost	37,973	35,914
Less accumulated depreciation	(20,249)	(18,654)
Premises and equipment, net	$17,724	$17,260

Depreciation expense was approximately $1.4 million and $1.3 million for 2014 and 2013, respectively.

Note 5 – Foreclosed Real Estate

At year end, foreclosed real estate is summarized below:

	(Dollars in thousands)
	2014	2013
Residential real estate, including home equity	$324	$94
Commercial real estate, construction & land development and other dwellings	1,218	990
Commercial business	203	-
Total	$1,745	$1,084

Note 6 – Goodwill and Other Intangible Assets

The Bancorp established a goodwill balance of approximately $1.6 million with the acquisition of First Federal. In addition to goodwill, a core deposit intangible of $93 thousand was established and is being amortized over 7.9 years on a straight line basis. Approximately $9 thousand of amortization was taken during the year ended December 31, 2014. It is estimated that $12 thousand of amortization will occur during 2015 and the remaining amount will be equally amortized through to the first quarter of 2022.

Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill. Goodwill totaled $1.6 million at December 31, 2014 and there was no goodwill at December 31, 2013.

Note 7 – Income Taxes

At year-end, components of income tax expense consist of the following:

	(Dollars in thousands)
	2014	2013
Federal:
Current	$1,787	$1,844
Deferred	88	276
State:
Current	50	44
Deferred, net of valuation allowance	228	233
Income tax expense	$2,153	$2,397

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	(Dollars in thousands)
	2014	2013
Federal statutory rate	34%	34%
Tax expense at statutory rate	$3,246	$3,235
State tax, net of federal effect	183	183
Tax exempt income	(1,184)	(940)
Bank owned life insurance	(142)	(129)
Other	50	48
Total income tax expense	$2,153	$2,397

At December 31, the components of the net deferred tax asset recorded in the consolidated balance sheets are as follows:

	(Dollars in thousands)
	2014	2013
Deferred tax assets:
Bad debts	$2,372	$2,754
Deferred loan fees	73	96
Deferred compensation	484	483
Unrealized depreciation on securities available-for-sale, net	-	1,620
Net operating loss, state	557	642
Tax credits	85	78
Nonaccrual loan interest income	62	87
Restricted stock awards	43	35
REO writedowns	24	25
Unqualified deferred compensation plan	63	60
Post retirement benefit	52	52
Other-than-temporary impairment	92	92
Accrued vacation	98	111
Impairment on land	71	75
Purchase accounting	47	-
Other	1	19
Total deferred tax assets	4,124	6,229

Deferred tax liabilities:
Depreciation	(1,034)	(1,232)
Prepaids	(337)	(270)
Mortgage servicing rights	(79)	(105)
Deferred stock dividends	(109)	(112)
Unrealized appreciation on securities available-for-sale, net	(826)	-
Post retirement unrealized gain	(23)	(42)
Other	(105)	(83)
Total deferred tax liabilities	(2,513)	(1,844)
Valuation allowance	(257)	(288)
Net deferred tax asset	$1,354	$4,097

At December 31, 2014, the Bancorp has a state net operating loss carry forward of approximately $12.7 million which will begin to expire in 2022 if not used. The Bancorp also has a state tax credit carry forward of approximately $128 thousand which will begin to expire in 2017 if not used. A valuation allowance of $257 thousand and $288 thousand was provided at December 31, 2014 and 2013, respectively, for the state net operating loss and state tax credit.

The Bancorp qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at December 31, 2014 and 2013 includes, approximately $6.0 million for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rate. The unrecorded deferred income tax liability on the above amounts was approximately $2.0 million at December 31, 2014 and 2013.

The Bancorp had no unrecognized tax benefits at any time during 2014 or 2013 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2015. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Bancorp's policy to record such accruals through income tax accounts. No such accruals existed at any time during 2014 or 2013.

The Bancorp and its subsidiaries are subject to United States Federal income tax as well as income tax of the states of Indiana and Illinois. The Bancorp is no longer subject to examination by taxing authorities for the years before 2011 for federal and 2010 for state.

Note 8 – Deposits

The aggregate amount of certificates of deposit with a balance of $250 thousand or more was approximately $22.8 million at December 31, 2014 and $19.8 million at December 31, 2013.

At December 31, 2014, scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2015	$139,822
2016	30,751
2017	8,015
2018	4,026
2019	146
Thereafter	1,495
Total	$184,255

Note 9 – Borrowed Funds

At year end, borrowed funds are summarized below:

	(Dollars in thousands)
	2014	2013
Fixed rate advances from the FHLB	$36,100	$30,100
Line of credit at FHLB	-	714
Other	281	84
Total	$36,381	$30,898

At December 31, 2014, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2015	$8,281
2016	8,000
2017	10,000
2018	4,100
2019	4,000
2020	2,000
Total	$36,381

Repurchase agreements generally mature within one year and are secured by U.S. government and U.S. agency securities, under the Bancorp’s control. At December 31, information concerning these retail repurchase agreements is summarized below:

	(Dollars in thousands)
	2014	2013
Ending balance	$17,525	$14,031
Average balance during the year	18,029	18,016
Maximum month-end balance during the year	25,540	21,652
Securities underlying the agreements at year end:
Carrying value	103,754	23,729
Fair value	103,754	23,729
Average interest rate during the year	0.37%	0.38%
Average interest rate at year end	0.35%	0.38%

At December 31, advances from the Federal Home Loan Bank were as follows:

	(Dollars in thousands)
	2014	2013

Fixed rate advances, maturing January 2015 through June 2020 at rates from 0.41% to 2.36%; average rate: 2014 – 1.31%; 2013 – 1.47%	$36,100	$30,100

Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $208.1 million and $188.8 million at December 31, 2014 and 2013, respectively. In addition to the fixed rate advances, the Bancorp maintains a $10.0 million line of credit with the Federal Home Loan Bank of Indianapolis. There was no outstanding balance on the line of credit at December 31, 2014 and approximately $714 thousand outstanding at December 31, 2013. Other borrowings at December 31, 2014 and 2013 are comprised of reclassified bank balances.

Note 10 – Employees’ Benefit Plans

The Bancorp maintains an Employees’ Savings and Profit Sharing Plan and Trust for all employees who meet the plan qualifications. Employees are eligible to participate in the Employees’ Savings and Profit Sharing Plan and Trust on the next January 1 or July 1 following the completion of one year of employment, age 18, and completion of 1,000 hours of service. The Employees’ Savings Plan feature allows employees to make pre-tax contributions to the Employees’ Savings Plan of 1% to 50% of Plan Salary, subject to limitations imposed by Internal Revenue Code section 401(k). The Profit Sharing Plan and Trust feature is non-contributory on the part of the employee. Contributions to the Employees’ Profit Sharing Plan and Trust are made at the discretion of the Bancorp’s Board of Directors. Contributions for the year ended December 31, 2014 were based on 8% compared to 9% for 2013 of the participants’ total compensation, excluding incentives. Profit sharing contributions made by the Bank and earnings credited to the employee’s account vest on the following schedule: two years of service, 40% of contributions and earnings; three years of service, 60% of contributions and earnings; four years of service, 80% of contributions and earnings; and five years of service, 100% of contributions and earnings. Participants also become 100% vested in the employer contributions and accrued earnings in their account upon their death, approved disability, or attainment of age 65 while employed at the Bank. The benefit plan expense amounted to approximately $599 thousand for 2014 and $636 thousand for 2013.

The Bancorp maintains an Unqualified Deferred Compensation Plan (the “Plan”). The purpose of the Plan is to provide deferred compensation to key senior management employees of the Bancorp in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2014 and 2013 was approximately $171 thousand and $156 thousand, respectively. The Plan expense amounted to $15 thousand for 2014 and 2013.

Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $106 thousand and $96 thousand for 2014 and 2013, respectively. The deferred fee liability at December 31, 2014 and 2013 was approximately $1.30 million and $1.26 million, respectively.

Note 11 – Regulatory Capital

The Bancorp and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2014 and 2013, the most recent regulatory notifications categorized the Bancorp and Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bancorp’s or the Bank’s category.

At year-end, capital levels for the Bancorp and the Bank were essentially the same. Actual capital levels (in millions), minimum required levels and levels needed to be classified as well capitalized for the Bancorp are summarized below:

					Minimum
					Required To Be
					Well Capitalized
			Minimum Required		Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Regulations
(Dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Total capital to risk-weighted assets	$78.4	14.8%	$42.3	8.0%	$52.8	10.0%
Tier 1 capital to risk-weighted assets	$72.0	13.6%	$21.1	4.0%	$31.7	6.0%
Tier 1 capital to adjusted average assets	$72.0	9.2%	$23.5	3.0%	$39.2	5.0%

2013
Total capital to risk-weighted assets	$75.0	15.6%	$38.5	8.0%	$48.2	10.0%
Tier 1 capital to risk-weighted assets	$69.0	14.3%	$19.3	4.0%	$28.9	6.0%
Tier 1 capital to adjusted average assets	$69.0	10.0%	$20.8	3.0%	$34.6	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2015, without the need for qualifying for an exemption or prior DFI approval, is $9.2 million plus 2015 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 21, 2014 the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.25 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 2, 2015.

Note 12 – Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock awards. The purposes of the Plan are to attract and retain the best available personnel, to provide additional incentives for all employees and to encourage their continued employment by facilitating employees’ purchases of an equity interest in the Bancorp. Option awards are generally granted with an exercise price equal to the market price of the Bancorp’s common stock at the date of grant; those option awards have five year vesting periods and have ten year contractual terms. No expense was charged against income for incentive stock options during 2014 or 2013.

The fair value of each incentive stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. No incentive stock options were granted during 2014 or 2013. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the Bancorp’s stock option activity for 2014 and 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	25,950	$27.06
Granted	-	-
Exercised	-	-
Forfeited or expired	(19,600)	26.17
Outstanding at end of year	6,350	$29.82	0.5	$-
Vested or expected to vest	6,350	$29.82	0.5	$-
Exercisable at December 31, 2013	6,350	$29.82	0.5	$-

Outstanding at January 1, 2014	6,350	$29.82
Granted	-	-
Exercised	-	-
Forfeited or expired	(5,600)	30.00
Outstanding at end of year	750	$28.50	3.2	$-
Vested or expected to vest	750	$28.50	3.2	$-
Exercisable at December 31, 2014	750	$28.50	3.2	$-

As of December 31, 2014, there were no unrecognized compensation costs related to non-vested incentive stock options granted under the Plan.

Restricted stock awards are generally granted with an award price equal to the market price of the Bancorp’s common stock on the award date. Restricted stock awards have been issued with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Compensation expense related to restricted stock awards are recognized over the vesting period. Total compensation cost that has been charged against income for those plans was approximately $61 thousand and $40 thousand for 2014 and 2013, respectively.

A summary of changes in the Bancorp’s non-vested restricted stock for 2014 and 2013 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	3,400	$20.15
Granted	8,450	22.49
Vested	(600)	27.25
Forefited	(150)	21.00
Non-vested at December 31, 2013	11,100	21.54

Non-vested at January 1, 2014	11,100	$21.54
Granted	4,175	26.32
Vested	(2,500)	18.86
Forefited	-	-
Non-vested at December 31, 2014	12,775	$23.63

As of December 31, 2014, there was approximately $215 thousand of total unrecognized compensation cost related to non-vested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.5 years.

Note 13 – Earnings per Common Share

A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations for 2014 and 2013 is presented below.

	2014	2013
Basic earnings per common share:
Net income available to common stockholders	$7,393,779	$7,117,709
Weighted-average common shares outstanding	2,844,033	2,841,990
Basic earnings per common share	$2.60	$2.50

Diluted earnings per common share:
Net income available to common stockholders	$7,393,779	$7,117,709
Weighted-average common shares outstanding	2,844,033	2,841,990
Weighted-average common and dilutive potential common shares outstanding	2,844,033	2,841,990
Diluted earnings per common share	$2.60	$2.50

There were 750 and 6,350 anti-dilutive shares outstanding at December 31, 2014 and 2013, respectively.

Note 14 – Related Party Transactions

The Bancorp had aggregate loans outstanding to directors and executive officers (with individual balances exceeding $120 thousand) of approximately $4.1 million at December 31, 2014 and approximately $4.9 million at December 31, 2013. For the year ended December 31, 2014, the following activity occurred on these loans:

(Dollars in thousands)
Aggregate balance at the beginning of the year	$4,900
New loans	787
Repayments	(1,589)
Aggregate balance at the end of the year	$4,098

Deposits from directors and executive officers totaled approximately $2.2 million and $3.9 million at December 31, 2014 and 2013, respectively.

Note 15 – Commitments and Contingencies

The Bancorp is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded.

The Bancorp’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to originate loans and standby letters of credit is represented by the contractual amount of those instruments. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Bancorp uses the same credit policy to make such commitments as it uses for on-balance sheet items. Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments.

The Bancorp had outstanding commitments to originate loans as follows:

	(Dollars in thousands)
	Fixed	Variable
	Rate	Rate	Total
December 31, 2014:
Residential real estate, including home equity	$19,010	$6,052	$25,062
Consumer loans	11,037	-	11,037
Commercial real estate, construction & land development and other dwellings	8,534	6,842	15,376
Commercial participations purchased	83	-	83
Commercial business	1,258	39,920	41,178
Total	$39,922	$52,814	$92,736

December 31, 2013:
Residential real estate, including home equity	$14,716	$8,768	$23,484
Consumer loans	10,734	-	10,734
Commercial real estate, construction & land development and other dwellings	6,718	-	6,718
Commercial participations purchased	1,293	5,522	6,815
Commercial business	1,728	29,282	31,010
Total	$35,189	$43,572	$78,761

The approximately $39.9 million in fixed rate commitments outstanding at December 31, 2014 had interest rates ranging from 1.49% to 10.00%, for a period not to exceed forty-five days. At December 31, 2013, fixed rate commitments outstanding of approximately $35.2 million had interest rates ranging from 2.30% to 10.00%, for a period not to exceed forty-five days. Mortgage interest rate locks with borrowers which are included with real estate commitments, were treated as derivative transactions, and valued accordingly at year-end.

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. At December 31, 2014 and 2013, the Bancorp had standby letters of credit totaling approximately $7.9 million and $8.2 million, respectively which are not included in the tables above. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral obtained may include accounts receivable, inventory, property, land or other assets.

Note 16 – Fair Values of Financial Instruments

The Fair Value Measurements Topic (the “Topic”) establishes a hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Topic describes three levels of inputs that may be used to measure fair value:

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

The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. Different judgments and assumptions used in pricing could result in different estimates of value. In certain cases where market data is not readily available because of lack of market activity or little public disclosure, values may be based on unobservable inputs and classified in Level 3 of the fair value hierarchy.

At the end of each reporting period, securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with the Investments – Debt and Equity Securities Topic. Impairment is other-than-temporary if the decline in the fair value of the security is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates. The Bancorp considers the following factors when determining other-than-temporary impairment for a security: the length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; an assessment of whether the Bancorp (1) has the intent to sell the debt securities or (2) more likely than not will be required to sell the debt securities before their anticipated market recovery. If either of these conditions are met, management will recognize other-than-temporary impairment. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings.

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve and bank call reports filed with the FDIC and OCC. Using the information sources described above, for each bank and thrift examined, the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (noninterest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies, stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The current other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment for the years ending December 31, 2014 and 2013.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2013	$271
Additions not previously recognized	-
Ending balance, December 31, 2014	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of December 31, 2014:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Book value	$1,257	$1,296	$1,303	$1,285
Fair value	$530	$539	$822	$541
Unrealized gains/(losses)	$(727)	$(757)	$(481)	$(744)
Lowest credit rating assigned	CC	C	BB	Ca
Number of performing banks	52	29	57	47
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	20	9	1	4
Number of issuers in deferral	8	4	8	5
Defaults & deferrals as a % of
performing collateral	47.64%	31.32%	11.17%	20.48%
Subordination:
As a % of performing collateral	2.10%	-6.95%	44.19%	23.62%
As a % of performing collateral - adjusted for projected future defaults	-3.49%	-15.25%	41.00%	19.26%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	1.80%	2.40%	1.80%	1.80%
Year 2 - issuer average	1.80%	2.40%	1.80%	1.80%
Year 3 - issuer average	1.80%	2.40%	1.80%	1.80%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2014 and 2013, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

Management calculated the other-than-temporary impairment model assumptions based on the specific collateral underlying each individual security. The following assumption methodology was applied consistently to each of the four pooled trust preferred securities: For collateral that has already defaulted, no recovery was assumed; no cash flows were assumed from collateral currently in deferral, with the exception of the recovery assumptions. The default and recovery assumptions were calculated based on the detailed collateral review. The discount rate assumption used in the calculation of the present value of cash flows is based on the discount margin (i.e., credit spread) at the time each security was purchased using the original purchase price. The discount margin is then added to the appropriate 3-month LIBOR forward rate obtained from the forward LIBOR curve.

At December 31, 2014 and 2013, three of the trust preferred securities with a cost basis of $3.9 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured at Fair Values on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the year ended December 31, 2014. Changes in Level 3 assets are solely the result of changes in estimated fair values of securities that have been classified as level 3 during all of 2014 and 2013. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
Money market fund	$6,453	$6,453	$-	$-
U.S. government sponsored entities	12,869	-	12,869	-
Collateralized mortgage obligations and residential mortgage-backed securities	117,574	-	117,574	-
Municipal securities	80,725	-	80,725	-
Collateralized debt obligations	2,432	-	-	2,432
Total securities available-for-sale	$220,053	$6,453	$211,168	$2,432

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities
Money market fund	$1,336	$1,336	$-	$-
U.S. government sponsored entities	18,360	-	18,360	-
Collateralized mortgage obligations and residential mortgage-backed securities	100,315	-	100,315	-
Municipal securities	73,653	-	73,653	-
Collateralized debt obligations	1,968	-	-	1,968
Total securities available-for-sale	$195,632	$1,336	$192,328	$1,968

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, is presented below:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Total realized/unrealized (losses)/gains, January 1, 2013	$1,392
Included in earnings	-
Included in other comprehensive income	576
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2013	$1,968

Total realized/unrealized (losses)/gains, January 1, 2014	$1,968
Included in earnings	-
Included in other comprehensive income	464
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2014	$2,432

Assets and Liabilities Measured at Fair Values on a Non-Recurring Basis

Assets and liabilities measured at fair values on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,930	$-	$-	$6,930
Foreclosed real estate	1,745	-	-	1,745

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,164	$-	$-	$8,164
Foreclosed real estate	1,084	-	-	1,084

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on the present value of future cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. The recorded investment of impaired loans was approximately $7.3 million and the related specific reserves totaled approximately $426 thousand, resulting in a fair value of impaired loans totaling approximately $6.9 million, at December 31, 2014. The recorded investment of impaired loans was approximately $9.9 million and the related specific reserves totaled approximately $1.7 million, resulting in a fair value of impaired loans totaling approximately $8.2 million, at December 31, 2013. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	December 31, 2014		Estimated Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$21,963	$21,963	$21,963	$-	$-
Securities available-for-sale	220,053	220,053	6,453	211,168	2,432
Loans held-for-sale	2,913	2,983	2,983	-	-
Loans receivable, net	481,792	480,736	-	-	480,736
Federal Home Loan Bank stock	3,681	3,681	-	3,681	-
Accrued interest receivable	2,727	2,727	-	2,727	-

Financial liabilities:
Non-interest bearing deposits	80,352	80,352	80,352	-	-
Interest bearing deposits	553,594	552,872	368,501	184,371	-
Repurchase agreements	17,525	17,528	12,010	5,518	-
Borrowed funds	36,381	36,424	281	36,143	-
Accrued interest payable	49	49	-	49	-

	December 31, 2013		Estimated Fair Value Measurements at December 31, 2013 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,788	$19,788	$19,788	$-	$-
Securities available-for-sale	195,632	195,632	1,336	192,328	1,968
Loans held-for-sale	136	138	138	-	-
Loans receivable, net	430,632	427,719	-	-	427,719
Federal Home Loan Bank stock	3,086	3,086	-	3,086	-
Accrued interest receivable	2,480	2,480	-	2,480	-

Financial liabilities:
Non-interest bearing deposits	73,430	73,430	73,430	-	-
Interest bearing deposits	499,463	499,470	343,847	155,623	-
Repurchase agreements	14,031	14,043	8,042	6,001	-
Borrowed funds	30,898	30,956	799	30,157	-
Accrued interest payable	47	47	-	47	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2014 and 2013:

Cash and cash equivalent carrying amounts approximate fair value. The fair values of securities available-for-sale are obtained from broker pricing (Level 2), with the exception of collateralized debt obligations, which are valued by a third-party specialist (Level 3). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 1). The estimated fair value for net loans receivable is based on estimates of the rate the Bancorp would charge for similar such loans, applied for the time period until estimated repayment, in addition to appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 3). Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer of the security. Fair values of accrued interest receivable and payable approximate book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

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

NOTE 17 - Parent Company Only Statements

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Balance Sheets
	December 31,
	2014	2013
Assets
Cash on deposit with Peoples Bank	$143	$142
Investment in Peoples Bank	75,781	66,301
Dividends receivable from Peoples Bank	711	625
Other assets	313	597
Total assets	$76,948	$67,666

Liabilities and stockholders’ equity
Dividends payable	$711	$625
Other liabilities	72	280
Total liabilities	783	905

Common stock	361	361
Additional paid in capital	4,062	4,032
Accumulated other comprehensive income	1,588	(3,151)
Retained earnings	70,154	65,519
Total stockholders’ equity	76,165	66,761
Total liabilities and stockholders’ equity	$76,948	$67,666

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Income
	Year Ended December 31,
	2014	2013

Dividends from Peoples Bank	$2,759	$2,741
Operating expenses	154	138
Income before income taxes and equity in undistributed income of Peoples Bank	2,605	2,603
Income tax benefit	(49)	(45)
Income before equity in undistributed income of Peoples Bank	2,654	2,648
Equity in undistributed income of Peoples Bank	4,740	4,470
Net income	$7,394	$7,118

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Cash Flows
	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income	$7,394	$7,118
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of Peoples Bank	(4,740)	(4,470)
Stock based compensation expense	61	40
Change in other assets	198	(279)
Change in other liabilities	(208)	203
Total adjustments	(4,689)	(4,506)
Net cash - operating activities	2,705	2,612

Cash flows from investing activities	-	-

Cash flows from financing activities:
Dividends paid	(2,673)	(2,328)
Treasury stock purchased	(31)	(173)
Proceeds from sale of treasury stock	-	30
Net cash - financing activities	(2,704)	(2,471)
Net change in cash	1	141
Cash at beginning of year	142	1
Cash at end of year	$143	$142

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

NorthWest Indiana Bancorp (the “Bancorp”) conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Bancorp in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

(i)	Management’s Responsibility for Financial Statements

The Bancorp’s management is responsible for the integrity and objectivity of all information presented in this report including the financial statements contained in Item 8 of this Form 10-K. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Bancorp’s financial position and results of operations for the periods and as of the dates stated therein.

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

With the participation of the Bancorp’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Bancorp’s system of internal control over financial reporting was effective as of December 31, 2014.

(c)	Evaluation of Changes in Internal Control Over Financial Reporting.

There were no changes in the Bancorp’s internal control over financial reporting in the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Item 9B. Other Information

There are no items reportable under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, under the sections captioned “Security Ownership by Certain Beneficial Owners and Management” and “Proposal 2 – Approval of the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan – Equity Compensation Plan Information,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2014” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements:

The consolidated financial statements of the Bancorp are included in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules: Not Applicable.

(3)	Exhibits:

Exhibit
Number	Description
2.1	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

2.2@	Agreement and Plan of Voluntary Supervisory Merger Conversion dated December 20, 2013 by and between Peoples Bank SB and First Federal Savings & Loan Association of Hammond (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated December 20, 2013).

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.2	By-Laws of NorthWest Indiana Bancorp.

10.1 *	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2 *	Amended and Restated Employment Agreement, dated December 29, 2008, between Peoples Bank SB, NorthWest Indiana Bancorp and David A. Bochnowski. (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-K for the year ended December 31, 2013).

10.3 *	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 10-K for the year ended December 31, 2012).

10.4 *	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.5 *	Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 10-K for the year ended December 31, 2012).

10.6 *	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.7 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.7 *	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.8 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.8 *	Form of Agreement for Restricted Stock (incorporated by reference to Exhibit 10.9 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.9 *	Consulting agreement dated January 16, 2013 between Peoples Bank SB and Joel Gorelick. (incorporated by reference to Exhibit 10.9 of the Bancorp’s Form 10-K for the year ended December 31, 2013 ).

13	2014 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.**

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
David A. Bochnowski
Chairman of the Board and
Chief Executive Officer

Date: February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 24, 2015:

Signature	Title

Principal Executive Officer:

/s/David A. Bochnowski	Chairman of the Board and
David A. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Robert T. Lowry	Executive Vice President,
Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/Edward J. Furticella	Director
Edward J. Furticella

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

/s/Stanley E. Mize	Director
Stanley E. Mize

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

/s/Danette Garza	Director
Danette Garza

/s/Benjamin J. Bochnowski	Director
Benjamin J. Bochnowski

EXHIBIT INDEX

Exhibit	Description

3.2	By-Laws of NorthWest Indiana Bancorp.

13	2014 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Page 90 of 90