Form 10-Q
period 2015-03-31
NORTHWEST INDIANA BANCORP
filed 2015-04-24
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015 or

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

There were 2,851,417 shares of the registrant’s Common Stock, without par value, outstanding at April 23, 2015.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, March 31, 2015 and December 31, 2014	1

	Consolidated Statements of Income, Three Months Ended March 31, 2015 and 2014	2

	Consolidated Statements of Comprehensive Income, Three Months Ended March 31, 2015 and 2014	3

	Consolidated Statements of Changes in Stockholders' Equity, Three Months Ended March 31, 2015 and 2014	3

	Consolidated Statements of Cash Flows, Three Months Ended March 31, 2015 and 2014	4

	Notes to Consolidated Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. Other Information		32

SIGNATURES		33

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	March 31,
(Dollars in thousands)	2015	December 31,
	(unaudited)	2014
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$9,108	$8,057
Interest bearing deposits in other financial institutions	17,229	5,866
Federal funds sold	90	8,040

Total cash and cash equivalents	26,427	21,963

Securities available-for-sale	230,842	220,053
Loans held-for-sale	4,290	2,913
Loans receivable	490,537	488,153
Less: allowance for loan losses	(6,586)	(6,361)
Net loans receivable	483,951	481,792
Federal Home Loan Bank stock	3,681	3,681
Accrued interest receivable	2,629	2,727
Premises and equipment	17,425	17,724
Foreclosed real estate	1,821	1,745
Cash value of bank owned life insurance	16,918	16,814
Goodwill	1,988	1,611
Other assets	3,886	4,021

Total assets	$793,858	$775,044

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$91,315	$80,352
Interest bearing	558,055	553,594
Total	649,370	633,946
Repurchase agreements	16,836	17,525
Borrowed funds	32,302	36,381
Accrued expenses and other liabilities	17,438	11,027

Total liabilities	715,946	698,879

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: March 31, 2015 - 2,907,455
December 31, 2014 - 2,900,205
shares outstanding: March 31, 2015 - 2,851,417
December 31, 2014 - 2,844,167	361	361
Additional paid-in capital	4,084	4,062
Accumulated other comprehensive income	2,100	1,588
Retained earnings	71,367	70,154

Total stockholders' equity	77,912	76,165

Total liabilities and stockholders' equity	$793,858	$775,044

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2015	2014
Interest income:
Loans receivable
Real estate loans	$4,521	$4,071
Commercial loans	814	820
Consumer loans	4	4
Total loan interest	5,339	4,895
Securities	1,514	1,388
Other interest earning assets	9	5

Total interest income	6,862	6,288

Interest expense:
Deposits	334	275
Repurchase agreements	16	15
Borrowed funds	115	126

Total interest expense	465	416

Net interest income	6,397	5,872
Provision for loan losses	287	245

Net interest income after provision for loan losses	6,110	5,627

Noninterest income:
Fees and service charges	632	594
Wealth management operations	429	378
Gain on sale of securities, net	393	350
Gain on sale of loans held-for-sale, net	380	75
Increase in cash value of bank owned life insurance	104	102
Gain on sale of foreclosed real estate, net	1	12
Other	11	16

Total noninterest income	1,950	1,527

Noninterest expense:
Compensation and benefits	3,173	2,646
Occupancy and equipment	901	790
Data processing	315	276
Federal deposit insurance premiums	134	91
Marketing	113	118
Other	996	908

Total noninterest expense	5,632	4,829

Income before income tax expenses	2,428	2,325
Income tax expenses	501	521

Net income	$1,927	$1,804

Earnings per common share:
Basic	$0.68	$0.63
Diluted	$0.68	$0.63

Dividends declared per common share	$0.25	$0.22

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2015	2014

Net income	$1,927	$1,804

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains arising during the period	1,164	3,081
Less: reclassification adjustment for gains included in net income	(393)	(350)
Net securities gain during the period	771	2,731
Tax effect	(258)	(929)
Net of tax amount	513	1,802

Net change in unrealized gain on postretirement benefit:
Net (loss)/gain on post retirement benefit	-	-
Amortization of net actuarial gain	(1)	(1)
Net (loss)/gain during the period	(1)	(1)
Tax effect	-	-
Net of tax amount	(1)	(1)
Other comprehensive income, net of tax	512	1,801

Comprehensive income, net of tax	$2,439	$3,605

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2015	2014

Balance at beginning of period	$76,165	$66,761

Comprehensive income:
Net income	1,927	1,804
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	513	1,802
Amortization of unrecognized gain on postretirement benefit	(1)	(1)
Comprehensive income, net of tax	2,439	3,605

Stock based compensation expense	21	15
Cash dividends	(713)	(626)

Balance at end of period	$77,912	$69,755

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,927	$1,804
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(16,451)	(5,007)
Sale of loans originated for sale	15,450	3,522
Depreciation and amortization, net of accretion	521	479
Amortization of mortgage servicing rights	19	21
Stock based compensation expense	21	15
Gain on sale of securities, net	(393)	(350)
Gain on sale of loans held-for-sale, net	(380)	(75)
Gain on sale of foreclosed real estate, net	(1)	(12)
Provision for loan losses	287	245
Net change in:
Interest receivable	98	(85)
Other assets	(517)	56
Accrued expenses and other liabilities	6,411	(1,021)
Total adjustments	5,065	(2,212)
Net cash - operating activities	6,992	(408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	8,536	4,996
Proceeds from sales of securities available-for-sale	12,864	21,559
Purchase of securities available-for-sale	(31,184)	(27,488)
Loan participations purchased	-	(427)
Net change in loans receivable	(2,537)	(14,811)
Purchase of Federal Home Loan Bank Stock	-	(881)
Purchase of premises and equipment, net	(62)	(211)
Proceeds from sale of foreclosed real estate, net	16	-
Change in cash value of bank owned life insurance	(104)	(103)
Net cash - investing activities	(12,471)	(17,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	15,424	18,911
Proceeds from FHLB advances	-	45,000
Repayment of FHLB advances	(4,000)	(37,000)
Change in other borrowed funds	(768)	1,259
Dividends paid	(713)	(626)
Net cash - financing activities	9,943	27,544
Net change in cash and cash equivalents	4,464	9,770
Cash and cash equivalents at beginning of period	21,963	21,124
Cash and cash equivalents at end of period	$26,427	$30,894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$463	$416
Income taxes	17	-
Noncash activities:
Transfers from loans to foreclosed real estate	$96	$35

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2015 and December 31, 2014, and the consolidated statements of income, comprehensive income, changes in stockholders’ equity, and consolidated statements of cash flows for the three months ended March 31, 2015 and 2014. The income reported for the three month period ended March 31, 2015 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 – Acquisition Activity

On March 20, 2015, NorthWest Indiana Bancorp announced that the Bank signed a definitive agreement (the “Agreement”) to acquire Liberty Savings Bank FSB (“Liberty”), a federally chartered mutual savings bank based in Whiting, Indiana. The Bank will acquire Liberty by merging Liberty with and into the Bank immediately following Liberty’s voluntary supervisory conversion to stock form. The Bank will not issue or pay any shares, cash, or other consideration in the merger. The Agreement sets forth the terms and conditions of the Banks’ acquisition of Liberty.

The Bank’s acquisition of Liberty is subject to customary closing conditions, including regulatory approvals by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions. No approval of the members of Liberty is required for the transaction.

The Bank and Liberty make certain customary representations and warranties in the Agreement, including representations and warranties by Liberty concerning the assets and liabilities to be transferred to and assumed by the Bank. Those representations and warranties will terminate at the closing.

If the transaction contemplated by the Agreement is not consummated by July 1, 2015, the Agreement will terminate, unless the date is extended by mutual written consent of the parties. The Bank anticipates that the transaction will close in the third quarter of 2015.

Liberty has a home office and two branch offices in Lake County, Indiana. As of December 31, 2014, Liberty reported total assets of $58.9 million, total loans of $30.8 million, and total deposits of $55.1 million. The combined bank is expected to have approximately $842.9 million in assets, $534.0 million in loans, and $699.2 million in deposits. The acquisition will expand the Bank’s banking center network into Whiting and Winfield, Indiana.

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2015
Money market fund	$3,070	$-	$-	$3,070
U.S. government sponsored entities	20,249	23	(29)	20,243
Collateralized mortgage obligations and residential mortgage-backed securities	111,431	2,046	(185)	113,292
Municipal securities	87,822	3,839	(64)	91,597
Collateralized debt obligations	5,117	-	(2,477)	2,640
Total securities available-for-sale	$227,689	$5,908	$(2,755)	$230,842

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2014
Money market fund	$6,453	$-	$-	$6,453
U.S. government sponsored entities	13,000	2	(133)	12,869
Collateralized mortgage obligations and residential mortgage-backed securities	116,088	1,870	(384)	117,574
Municipal securities	76,989	3,749	(13)	80,725
Collateralized debt obligations	5,141	-	(2,709)	2,432
Total securities available-for-sale	$217,671	$5,621	$(3,239)	$220,053

The estimated fair value of available-for-sale debt securities at March 31, 2015, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
March 31, 2015	Value	Yield (%)
Due in one year or less	$6,962	8.02
Due from one to five years	25,123	2.24
Due from five to ten years	21,644	6.10
Due over ten years	63,821	4.56
Collateralized mortgage obligations and residential mortgage-backed securities	113,292	2.57
Total	$230,842	3.58

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	March 31,	March 31,
	2015	2014

Proceeds	$12,864	$21,559
Gross gains	393	621
Gross losses	-	(271)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2014	$1,556
Current period change	513
Ending balance, March 31, 2015	$2,069

Securities with carrying values of approximately $34.6 million and $34.2 million were pledged as of March 31, 2015 and December 31, 2014, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at March 31, 2015 and December 31, 2014 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
U.S. government sponsored entities	$997	$(3)	$6,974	$(26)	$7,971	$(29)
Collateralized mortgage obligations and residential mortgage-backed securities	5,196	(8)	9,241	(177)	14,437	(185)
Municipal securities	5,495	(64)	-	-	5,495	(64)
Collateralized debt obligations	-	-	2,640	(2,477)	2,640	(2,477)
Total temporarily impaired	$11,688	$(75)	$18,855	$(2,680)	$30,543	$(2,755)
Number of securities		16		17		33

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
U.S. government sponsored entities	$1,496	$(4)	$10,371	$(129)	$11,867	$(133)
Collateralized mortgage obligations and residential mortgage-backed securities	8,169	(40)	14,486	(344)	22,655	(384)
Municipal securities	687	(3)	1,459	(10)	2,146	(13)
Collateralized debt obligations	-	-	2,432	(2,709)	2,432	(2,709)
Total temporarily impaired	$10,352	$(47)	$28,748	$(3,192)	$39,100	$(3,239)
Number of securities		9		29		38

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

Note 5 - Loans Receivable

Loans receivable are summarized below:

	(Dollars in thousands)
	March 31, 2015	December 31, 2014
Loans secured by real estate:
Residential, including home equity	$185,576	$189,743
Commercial real estate, construction & land development, and other dwellings	213,688	211,162
Commercial participations purchased	2,195	2,289
Total loans secured by real estate	401,459	403,194
Consumer loans	348	358
Commercial business	60,954	58,790
Government loans	28,045	26,134
Subtotal	490,806	488,476
Less:
Net deferred loan origination fees	(198)	(197)
Undisbursed loan funds	(71)	(126)
Loan receivables	$490,537	$488,153

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer Loans	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business Loans	Government Loans	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2015:

Allowance for loan losses:
Beginning Balance	$1,878	$17	$3,645	$13	$733	$75	$6,361
Charge-offs	(28)	(5)	(54)	-	-	-	(87)
Recoveries	22	-	1	-	2	-	25
Provisions	93	9	102	(3)	80	6	287
Ending Balance	$1,965	$21	$3,694	$10	$815	$81	$6,586

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2014:

Allowance for loan losses:
Beginning Balance	$1,444	$12	$4,789	$31	$859	$54	$7,189
Charge-offs	(2)	(7)	-	-	-	-	(9)
Recoveries	2	1	11	2	2	-	18
Provisions	4	11	169	8	46	7	245
Ending Balance	$1,448	$17	$4,969	$41	$907	$61	$7,443

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer Loans	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business Loans	Government Loans	Total

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at March 31, 2015:

Ending balance: individually evaluated for impairment	$27	$-	$363	$8	$89	$-	$487

Ending balance: collectively evaluated for impairment	$1,938	$21	$3,331	$2	$726	$81	$6,099

LOAN RECEIVABLES
Ending balance	$185,363	$346	$213,688	$2,195	$60,900	$28,045	$490,537

Ending balance: individually evaluated for impairment	$336	$-	$5,161	$100	$315	$-	$5,912

Ending balance: purchased credit impaired individually evaluated for impairment	$929	$-	$-	$-	$-	$-	$929

Ending balance: collectively evaluated for impairment	$184,098	$346	$208,527	$2,095	$60,585	$28,045	$483,696

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2014:

Ending balance: individually evaluated for impairment	$15	$-	$366	$11	$34	$-	$426

Ending balance: collectively evaluated for impairment	$1,863	$17	$3,279	$2	$699	$75	$5,935

LOAN RECEIVABLES
Ending balance	$189,529	$357	$211,162	$2,289	$58,682	$26,134	$488,153

Ending balance: individually evaluated for impairment	$97	$-	$6,240	$103	$328	$-	$6,768

Ending balance: purchased credit impaired individually evaluated for impairment	$588	$-	$-	$-	$-	$-	$588

Ending balance: collectively evaluated for impairment	$188,844	$357	$204,922	$2,186	$58,354	$26,134	$480,797

The Bancorp's credit quality indicators are summarized below at March 31, 2015 and December 31, 2014:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction & Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Government Loans
Loan Grades	2015	2014	2015	2014	2015	2014	2015	2014
2 Moderate risk	$-	$-	$-	$-	$4,109	$4,920	$-	$-
3 Acceptable risk	173,738	170,423	2,050	2,071	43,421	41,197	28,045	26,134
4 Pass/monitor	30,182	29,678	45	115	11,652	10,893	-	-
5 Special mention (watch)	4,607	4,649	-	-	1,403	1,343	-	-
6 Substandard	5,161	6,412	100	103	315	329	-	-
7 Doubtful	-	-	-	-	-	-	-	-
Total	$213,688	$211,162	$2,195	$2,289	$60,900	$58,682	$28,045	$26,134

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate, Including Home Equity		Consumer Loans
	2015	2014	2015	2014
Performing	$177,999	$185,996	$346	$357
Non-performing	7,364	3,533	-	-
Total	$185,363	$189,529	$346	$357

The Bancorp has established a standard loan grading system to assist management, lenders and review personnel in their analysis and supervision of the loan portfolio. The use and application of these grades by the Bancorp is uniform and conforms to regulatory definitions. The loan grading system is as follows:

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

No loans were modified in a troubled debt restructuring, nor have any previous troubled debt restructurings subsequently defaulted, during the quarters ended March 31, 2015 or 2014.

The Bancorp's individually evaluated impaired loans are summarized below:

	As of March 31, 2015			For the three months ended March 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	70	70	-	70	-
Commercial participations purchased	-	-	-	-	-
Commercial business loans	-	-	-	-	-
With an allowance recorded:
Residential real estate, including home equity	1,265	2,269	27	1,270	8
Commercial real estate, construction & land development, and other dwellings	5,091	5,091	363	5,114	47
Commercial participations purchased	100	100	8	102	2
Commercial business loans	315	583	89	321	1
Total:
Residential real estate, including home equity	$1,265	$2,269	$27	$1,270	$8
Commercial real estate, construction & land development, and other dwellings	$5,161	$5,161	$363	$5,184	$47
Commercial participations purchased	$100	$100	$8	$102	$2
Commercial business loans	$315	$583	$89	$321	$1

	As of December 31, 2014			For the three months ended March 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	524	524	-	593	9
Commercial participations purchased	-	-	-	-	-
Commercial business loans	25	25	-	270	2
With an allowance recorded:
Residential real estate, including home equity	685	1,258	15	778	9
Commercial real estate, construction & land development, and other dwellings	5,716	6,952	366	7,800	74
Commercial participations purchased	103	103	11	-	-
Commercial business loans	303	571	34	261	-
Total:
Residential real estate, including home equity	$685	$1,258	$15	$778	$9
Commercial real estate, construction & land development, and other dwellings	$6,240	$7,476	$366	$8,393	$83
Commercial participations purchased	$103	$103	$11	$-	$-
Commercial business loans	$328	$596	$34	$531	$2

As part of the previously disclosed acquisition of First Federal Savings and Loan Association of Hammond, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At March 31, 2015, purchased credit impaired loans with unpaid principal balances totaled $1.9 million with a recorded investment of $929 thousand.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days and Accruing
March 31, 2015
Residential real estate, including home equity	$3,682	$1,919	$1,763	$7,364	$177,999	$185,363	$135
Consumer loans	-	-	-	-	346	346	-
Commercial real estate, construction & land development, and other dwellings	700	-	736	1,436	212,252	213,688	158
Commercial participations purchased	-	-	100	100	2,095	2,195	-
Commercial business loans	851	80	229	1,160	59,740	60,900	-
Government loans	-	-	-	-	28,045	28,045	-
Total	$5,233	$1,999	$2,828	$10,060	$480,477	$490,537	$293

December 31, 2014
Residential real estate, including home equity	$4,405	$2,693	$2,579	$9,677	$179,852	$189,529	$941
Consumer loans	-	-	-	-	357	357	-
Commercial real estate, construction & land development, and other dwellings	855	190	1,783	2,828	208,334	211,162	-
Commercial participations purchased	-	-	103	103	2,186	2,289	-
Commercial business loans	339	76	238	653	58,029	58,682	-
Government loans	-	-	-	-	26,134	26,134	-
Total	$5,599	$2,959	$4,703	$13,261	$474,892	$488,153	$941

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	March 31, 2015	December 31, 2014
Residential real estate, including home equity	$2,916	$2,443
Consumer loans	-	-
Commercial real estate, construction & land development, and other dwellings	607	1,815
Commercial participations purchased	100	103
Commercial business loans	229	238
Government loans	-	-
Total	$3,852	$4,599

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2015	2014
Residential real estate, including home equity	$308	$324
Commercial real estate, construction & land development and other dwellings	1,314	1,218
Commercial business	199	203
Total	$1,821	$1,745

Note 7 – Goodwill, Other Intangible Assets, and Acquisition Related Accounting

The Bancorp established a goodwill balance of approximately $2.0 million with the acquisition of First Federal in April of 2014. In addition to goodwill, a core deposit intangible of $93 thousand was established and is being amortized over 7.9 years on a straight line basis. Approximately $3 thousand of amortization was taken during the period ended March 31, 2015. It is estimated that $9 thousand of additional amortization will occur during 2015 and the remaining amount will be equally amortized through to the first quarter of 2022.

Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill. During the first quarter of 2015, initial estimates of fair values related to a pool of loans with a single borrower were determined to be lower than originally estimated. This change, net of related estimated adjustments, led to the addition of $377 thousand to goodwill and $423 thousand to purchase credit impaired loan balances during the period ended March 31, 2015. Goodwill totaled $2.0 million at March 31, 2015 and $1.6 million at December 31, 2014.

As part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $70 thousand of accretion was taken into income for the three months ended March 31, 2015. It is estimated that $150 thousand of accrection will occur during the remainder of 2015. It is estimated that $200 thousand of accretion will occur annually through 2017, and accretion of $167 thousand will occur during 2018.

As part of the fair value of certificates of deposit, a fair value premium was established of $276 thousand that is being amortized over 17 months on a straight line basis. Approximately $50 thousand of amortization was taken as expense during the three months ended March 31, 2015. It is estimated that $76 thousand of amortization will occur during the remainder of 2015.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2015	2014
Basic earnings per common share:
Net income as reported	$1,927	$1,804
Weighted average common shares outstanding	2,848,920	2,843,573
Basic earnings per common share	$0.68	$0.63
Diluted earnings per common share:
Net income as reported	$1,927	$1,804
Weighted average common shares outstanding	2,848,920	2,843,573
Add: Dilutive effect of assumed stock option exercises	-	-
Weighted average common and dilutive potential common shares outstanding	2,848,920	2,843,573
Diluted earnings per common share	$0.68	$0.63

Note 10 - Stock Based Compensation

The Bancorp’s 2004 Stock Option Plan (the Plan), which is stockholder-approved, permits the grant of share options to its employees for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-incentive stock options, or restricted stock awards.

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended March 31, 2015, stock based compensation expense of $21 thousand was recorded, compared to $15 thousand for the three months ended March 31, 2014. It is anticipated that current outstanding unvested options and awards will result in additional compensation expense of approximately $75 thousand in 2015 and $99 thousand in 2016.

There were no incentive stock options granted during the first three months of 2015 or 2014. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards.

A summary of incentive option activity under the Bancorp’s incentive stock option plan for the three months ended March 31, 2015 follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Incentive options	Shares	Price	Term	Value
Outstanding at January 1, 2015	750	$28.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	$-
Outstanding at March 31, 2015	750	$28.50	2.9	-
Exercisable at March 31, 2015	750	$28.50	2.9	-

There were 7,250 shares of restricted stock granted during the first three months of 2015 compared to 3,675 shares granted during the first three months of 2014. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vests five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option plan for the three months ended March 31, 2015 follows:

		Weighted-
		Average
		Grant Date
Restricted stock	Shares	Fair Value
Nonvested at January 1, 2015	12,775	$23.63
Granted	7,250	27.50
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2015	20,025	$25.03

Note 11 - Adoption of New Accounting Standards

Update Number 2014-04 – Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This amendment is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for the Bancorp for annual periods and interim periods within those annual periods beginning after December 15, 2014. Management has updated policies for this new accounting pronouncement. This pronouncement has not had a material impact on the Bancorp’s consolidated financial statements.

Update Number 2014-09 – Revenue from Contracts with Customers (Topic 606). This accounting standard update adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update does not apply to financial instruments. The update is effective for public entities for reporting periods beginning after December 15, 2017. Early implementation is not allowed for public companies. Management does not believe the adoption of this update will have a material effect on the Bancorp’s consolidated financial statements.

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, and bank call reports filed with the FDIC and the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment during the period ended December 31, 2014. Based on current market conditions and a review of the trustee reports, management did an analysis of the four pooled trust preferred securities and no additional impairment was taken at March 31, 2015. A specialist will be used to review all four pooled trust preferred securities again at June 30, 2015.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2014	$271
Additions not previously recognized	-
Ending balance, March 31, 2015	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities impairment evaluation as of December 31, 2014:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Lowest credit rating assigned	CC	C	BB	Ca
Number of performing banks	52	29	57	47
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	20	9	1	4
Number of issuers in deferral	8	4	8	5
Defaults & deferrals as a % of performing collateral	47.64%	31.32%	11.17%	20.48%
Subordination:
As a % of performing collateral	2.10%	-6.95%	44.19%	23.62%
As a % of performing collateral - adjusted for projected future defaults	-3.49%	-15.25%	41.00%	19.26%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	1.80%	2.40%	1.80%	1.80%
Year 2 - issuer average	1.80%	2.40%	1.80%	1.80%
Year 3 - issuer average	1.80%	2.40%	1.80%	1.80%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the preceding table, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2014, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At March 31, 2015, three of the trust preferred securities with a cost basis of $3.9 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2015. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2015 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$3,070	$3,070	$-	$-
U.S. government sponsored entities	20,243	-	20,243	-
Collateralized mortgage obligations and residential mortgage-backed securities	113,292	-	113,292	-
Municipal securities	91,597	-	91,597	-
Collateralized debt obligations	2,640	-	-	2,640
Total securities available-for-sale	$230,842	$3,070	$225,132	$2,640

		Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$6,453	$6,453	$-	$-
U.S. government sponsored entities	12,869	-	12,869	-
Collateralized mortgage obligations and residential mortgage-backed securities	117,574	-	117,574	-
Municipal securities	80,725	-	80,725	-
Collateralized debt obligations	2,432	-	-	2,432
Total securities available-for-sale	$220,053	$6,453	$211,168	$2,432

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Total realized/unrealized (losses)/gains, January 1, 2014	$1,968
Included in earnings	-
Included in other comprehensive income	464
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2014	$2,432

Total realized/unrealized (losses)/gains, January 1, 2015	$2,432
Included in earnings	-
Included in other comprehensive income	208
Transfers in and/or (out) of Level 3	-
Ending balance, March 31, 2015	$2,640

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2015 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,354	$-	$-	$6,354
Foreclosed real estate	1,821	-	-	1,821

		Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,930	$-	$-	$6,930
Foreclosed real estate	1,745	-	-	1,745

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment of impaired loans was approximately $6.8 million and the related specific reserves totaled approximately $487 thousand, resulting in a fair value of impaired loans totaling approximately $6.4 million, at March 31, 2015. The recorded investment of impaired loans was approximately $7.3 million and the related specific reserves totaled approximately $426 thousand, resulting in a fair value of impaired loans totaling approximately $6.9 million, at December 31, 2014. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	March 31, 2015		Estimated Fair Value Measurements at March 31, 2015 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$26,427	$26,427	$26,427	$-	$-
Securities available-for-sale	230,842	230,842	3,070	225,132	2,640
Loans held-for-sale	4,290	4,391	4,391	-	-
Loans receivable, net	483,951	482,851	-	-	482,851
Federal Home Loan Bank stock	3,681	3,681	-	3,681	-
Accrued interest receivable	2,629	2,629	-	2,629	-

Financial liabilities:
Non-interest bearing deposits	91,315	91,315	91,315	-	-
Interest bearing deposits	558,055	558,157	374,109	184,048	-
Repurchase agreements	16,836	16,857	11,463	5,394	-
Borrowed funds	32,302	32,505	202	32,303	-
Accrued interest payable	51	51	-	51	-

	December 31, 2014		Estimated Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$21,963	$21,963	$21,963	$-	$-
Securities available-for-sale	220,053	220,053	6,453	211,168	2,432
Loans held-for-sale	2,913	2,983	2,983	-	-
Loans receivable, net	481,792	480,736	-	-	480,736
Federal Home Loan Bank stock	3,681	3,681	-	3,681	-
Accrued interest receivable	2,727	2,727	-	2,727	-

Financial liabilities:
Non-interest bearing deposits	80,352	80,352	80,352	-	-
Interest bearing deposits	553,594	552,872	368,501	184,371	-
Repurchase agreements	17,525	17,528	12,010	5,518	-
Borrowed funds	36,381	36,424	281	36,143	-
Accrued interest payable	49	49	-	49	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended March 31, 2015 and December 31, 2014:

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

At March 31, 2015, the Bancorp had total assets of $793.9 million, total loans of $490.5 million and total deposits of $649.4 million. Stockholders' equity totaled $77.9 million or 9.81% of total assets, with book value per share of $27.32. Net income for the quarter ended March 31, 2015, was $1.9 million, or $0.68 earnings per common share for both basic and diluted calculations. For the quarter ended March 31, 2015, the return on average assets (ROA) was 0.99%, while the return on average stockholders’ equity (ROE) was 9.88%.

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

Regulatory Capital Rules. In 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The FDIC and the Office of the Comptroller of the Currency (“OCC”) subsequently approved these rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

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

Acquisition Activity. On March 20, 2015, the Bank signed a definitive agreement to acquire Liberty Savings Bank FSB (“Liberty”), a federally chartered mutual savings bank based in Whiting, Indiana. The Bank will acquire Liberty by merging Liberty with and into the Bank immediately following Liberty’s voluntary supervisory conversion from mutual to stock form. Neither than Bancorp nor the Bank will issue or pay any shares, cash, or other consideration in the merger. The Bank’s acquisition of Liberty is subject to customary closing conditions, including regulatory approvals by the OCC, FDIC, and the Indiana Department of Financial Institutions. No approval of the members of Liberty is required for the transaction. The Bank and Liberty make certain customary representations and warranties in the definitive acquisition agreement, which will terminate at closing. Liberty has a home office and two branch offices in Lake County, Indiana. As of December 31, 2014, Liberty reported total assets of $58.9 million, total loans of $30.8 million, and total deposits of $55.1 million. The combined bank is expected to have approximately $842.9 million in assets, $534.0 million in loans, and $699.2 million in deposits. The acquisition will expand the Bank’s banking center network into Whiting and Winfield, Indiana. The merger is expected to close in the third quarter of 2015.

Financial Condition

During the three months ended March 31, 2015, total assets increased by $18.8 million (2.4%), with interest-earning assets increasing by $6.4 million (2.5%). At March 31, 2015, interest-earning assets totaled $740.1 million compared to $722.3 million at December 31, 2014. Earning assets represented 93.2% of total assets at March 31, 2015 and December 31, 2014. Growth in total assets and interest earning assets for the three months was the result of strong internal growth.

Loans receivable totaled $490.5 million at March 31, 2015, compared to $488.2 million at December 31, 2014. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	March 31,
	2015		December 31,
(Dollars in thousands)	(unaudited)		2014
	Balance	% Loans	Balance	% Loans

Construction & land development	$28,351	5.8%	$25,733	5.3%
1-4 first liens	155,344	31.7%	160,526	32.9%
Multifamily	32,123	6.5%	31,703	6.5%
Commercial real estate	155,409	31.7%	156,015	32.0%
Commercial business	60,900	12.4%	58,682	12.0%
1-4 Junior Liens	1,419	0.3%	1,507	0.3%
HELOC	26,602	5.4%	25,564	5.2%
Lot loans	1,998	0.4%	1,932	0.4%
Consumer	346	0.1%	357	0.1%
Government and other	28,045	5.7%	26,134	5.3%
Total loans	$490,537	100.0%	$488,153	100.0%

Adjustable rate loans / total loans	$278,771	56.8%	$284,666	58.3%

	March 31, 2015	December 31,
	(unaudited)	2014

Total loans to total assets	61.8%	63.0%
Total loans to earning assets	66.3%	67.6%
Total loans to total deposits	75.5%	77.0%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the three months ended March 31, 2015, the Bancorp sold $15.4 million in newly originated fixed rate mortgage loans, compared to $3.5 million during the three months ended March 31, 2014. Net gains realized from the mortgage loan sales totaled $380 thousand for the three months ended March 31, 2015, compared to $75 thousand for the three months ended March 31, 2014. At March 31, 2015, the Bancorp had $4.3 million in loans that were classified as held for sale, compared to $2.9 million at December 31, 2014.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $4.1 million at March 31, 2015, compared to $5.5 million at December 31, 2014, a decrease of $1.4 million or 25.5%. The decrease in non-performing loans for the first three months of 2015 is primarily the result of a short sale and subsequent payoff of one commercial real estate loan with a balance of $1.1 million and the addition of certain residential real estate loans. The ratio of non-performing loans to total loans was 0.85% at March 31, 2015, compared to 1.10% at December 31, 2014. The ratio of non-performing loans to total assets was 0.52% at March 31, 2015, compared to 0.71% at December 31, 2014. At March 31, 2015, all non-performing loans are also accounted for on a non accrual basis, except for four loans totaling $293 thousand that were classified as accruing and more than 90 days past due.

Loans internally classified as substandard totaled $9.0 million at March 31, 2015, compared to $9.5 million at December 31, 2014 a decrease of $496 thousand or 5.2%. The current level of substandard loans is concentrated in one accruing commercial real estate hotel loan in the amount of $4.6 million, which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2015 or December 31, 2014. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $13.6 million at March 31, 2015, compared to $14.5 million at December 31, 2014 a decrease of $0.9 million or 6.2%. The decrease in watch loans is related to the upgrades of residential and commercial loans.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At March 31, 2015, impaired loans totaled $6.8 million, compared to $7.4 million at December 31, 2014 a decrease of $515 thousand or 7.0%. The decrease in impaired loans for the first three months of 2015 is primarily the result of the aforementioned short sale and subsequent payoff of one commercial real estate loan. The March 31, 2015, impaired loan balances consist of twelve commercial real estate and commercial business loans totaling $5.6 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, thirty-two residential real estate and home equity line of credit loans totaling $1.2 million, which are troubled debt restructurings or purchased credit impaired, have also been classified as impaired. At March 31, 2015 the ALL contained $487 thousand in specific reserves for impaired loans, compared to $426 thousand at December 31, 2014. There were no other loans considered to be impaired loans as of March 31, 2015. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired loans. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Bancorp aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. During the first quarter of 2015, initial estimates of fair values related to a pool of loans with a single borrower were found to be lower than expected. This change led to the addition of $423 thousand to purchase credit impaired loan balances. At March 31, 2015, purchased credit impaired loans with unpaid principal balances totaled $1.9 million with a recorded investment of $929 thousand.

At March 31, 2015, the Bancorp classified five loans totaling $5.3 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one commercial real estate hotel loan in the amount of $4.6 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $520 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; two commercial business loans totaling $86 thousand for which a reduction in principal was granted; and one mortgage loan totaling $95 thousand, for which maturity dates were materially extended. At March 31, 2015, $4.6 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At March 31, 2015, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the three months ended March 31, 2015, $287 thousand in provisions to the ALL were required, compared to $245 thousand for the three months ended March 31, 2014, an increase of $42 thousand or 17.1%. The ALL provision increase for the current three month period is primarily a result of increased originations and overall loan portfolio growth. For the three months ended March 31, 2015, charge-offs, net of recoveries, totaled $62 thousand, compared to recoveries, net of charge-offs of $9 thousand for the three months ended March 31, 2014. The net loan charge-offs for 2015 were comprised of $54 thousand in commercial real estate loans, $6 thousand in residential real estate loans, $4 thousand in consumer loans, and recoveries of $2 thousand in commercial business loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.34% at March 31, 2015, compared to 1.30% at December 31, 2014. The ALL to non-performing loans (coverage ratio) was 158.87% at March 31, 2015, compared to 114.83% at December 31, 2014. The March 31, 2015 balance in the ALL account of $6.6 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At March 31, 2015, foreclosed real estate totaled $1.8 million, which was comprised of seventeen properties, compared to $1.7 million and fourteen properties at December 31, 2014. Two construction and development loans are the primary cause of the increase. Net gains from foreclosed real estate totaled $1 thousand for the three months ended March 31, 2015, and were the result of proceeds received from a foreclosed property sold. At the end of March 2015 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $227.8 million at March 31, 2015, compared to $213.6 million at December 31, 2014, an increase of $14.2 million (6.6%). The increase in the securities portfolio is a result of continued investment in the securities portfolio. At March 31, 2015, the securities portfolio represented 31.2% of interest-earning assets and 29.1% of total assets compared to 30.5% of interest-earning assets and 28.4% of total assets at December 31, 2014.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,
	2015		December 31,
(Dollars in thousands)	(unaudited)		2014
	Balance	% Securities	Balance	% Securities

Money market fund	$3,070	1.3%	$6,453	2.9%
U.S. government sponsored entities	20,243	8.8%	12,869	5.8%
Collateralized mortgage obligations and residential mortgage-backed securities	113,292	49.1%	117,574	53.4%
Municipal securities	91,597	39.7%	80,725	36.7%
Collateralized debt obligations	2,640	1.1%	2,432	1.2%
Total securities available-for-sale	$230,842	100.0%	$220,053	100.0%

	March 31,
	2015	December 31,	YTD
(Dollars in thousands)	(unaudited)	2014	Change
	Balance	Balance	$	%

Interest bearing balances in financial institutions	$17,229	$5,866	$11,363	193.7%
Fed funds sold	90	8,040	(7,950)	-98.9%
Federal Home Loan Bank stock	3,681	3,681	-	0.0%

The net increase in interest bearing balances in other financial institutions and the decrease in fed funds sold is primarily the result of the Bancorp’s deposit gathering efforts and the timing of investing those funds in earning assets.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,
	2015	December 31,	YTD
(Dollars in thousands)	(unaudited)	2014	Change
	Balance	Balance	$	%

Checking	$220,973	$214,314	$6,659	3.1%
Savings	95,549	89,866	5,683	6.3%
Money market	148,902	145,384	3,518	2.4%
Certificates of deposit	183,946	184,382	(436)	-0.2%
Total deposits	$649,370	$633,946	$15,424	2.4%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	March 31,
	2015	December 31,	YTD
(Dollars in thousands)	(unaudited)	2014	Change
	Balance	Balance	$	%

Repurchase agreements	$16,836	$17,525	$(689)	-3.9%
Borrowed funds	32,302	36,381	(4,079)	-11.2%
Total borrowed funds	$49,138	$53,906	$(4,768)	-8.8%

Repurchase agreements decreased as part of normal account fluctuations within that product line. Borrowed funds decreased as FHLB fixed advances matured.

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

Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in other financial institutions, and the purchase, sale, and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bancorp utilizes borrowings (i.e., repurchase agreements, FHLB advances and federal funds purchased) as a source of funds.

During the three months ended March 31, 2015, cash and cash equivalents increased by $4.5 million compared to a $9.8 million increase for the three months ended March 31, 2014. The primary sources of cash and cash equivalents were increased deposits, sales of loans originated for sale, and proceeds from maturities, pay downs, calls, and sales of available-for-sale securities. The primary uses of cash and cash equivalents were loan originations, the purchase of securities, and the payment of common stock dividends. Cash provided by operating activities totaled $6.9 million for the three months ended March 31, 2015, compared to cash used of $408 thousand for the three month period ended March 31, 2014. The increase in cash from operating activities was primarily a result of an increase in loan sales and in customer ACH payments being held at quarter end. Cash outflows from investing activities totaled $12.5 million for the current period, compared to cash outflows of $17.4 million for the three months ended March 31, 2014. The decreased cash outflows for the current three months were primarily related to decreased loan originations and higher pay downs and maturities from securities. Net cash inflows from financing activities totaled $9.9 million during the current period compared to net cash inflows of $27.5 million for the three months ended March 31, 2014. The decrease in net cash inflows from financing activities was a result of net deposit and borrowing outflows. On a cash basis, the Bancorp paid dividends on common stock of $713 thousand for the three months ended March 31, 2015 and $626 thousand for the three months ended March 31, 2014.

At March 31, 2015, outstanding commitments to fund loans totaled $99.3 million. Approximately 51.9% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $8.7 million at March 31, 2015. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2015, stockholders' equity increased by $1.7 million (2.3%). During the three months ended March 31, 2015, stockholders’ equity was primarily increased by net income of $1.9 million and the change in the valuation of available-for-sale securities of $512 thousand. Decreasing stockholders’ equity was the declaration of $713 thousand in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase program replaced the previous stock repurchase program that was authorized on April 18, 2000. The new stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the first quarter of 2015 or 2014.

The Bancorp is subject to risk-based capital guidelines adopted by the Board of Governors of the Federal Reserve System (the FRB), and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As discussed above, effective January 1, 2015, we are now subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. See “Recent Developments – Regulatory Capital Rules. As applied to the Bancorp and the Bank, the new capital requirements currently are substantially the same. These regulations divide capital into multiple tiers. The first tier (Common Equity Tier 1 Capital) includes common shareholders’ equity, after deductions for various items including goodwill and certain other intangible assets, and after certain other adjustments. Common Equity Tier 1 Capital also includes accumulated other comprehensive income (for organizations that do not make opt-out elections). The next tier (Tier 1 Capital) is comprised of Common Equity Tier 1 Capital plus other qualifying capital instruments such as perpetual noncumulative preferred stock and junior subordinated debt issued to trusts, and other adjustments. The third tier (Tier 2 Capital) includes instruments such as subordinated debt that has a minimum original maturity of at least five years and is subordinated to the claims of depositors and general creditors, total capital minority interest not included in Tier 1 Capital, and limited amounts of the allowance for loan losses, less applicable regulatory adjustments and deductions. The Bancorp and the Bank are required to maintain a Common Equity Tier 1 Capital ratio of 4.5%, a Tier 1 Capital ratio of 6%, and a total capital ratio (comprised of Tier 1 Capital plus Tier 2 Capital) of 8%. In addition, the new capital regulations provide for a minimum leverage ratio (Tier 1 capital to adjusted average assets) of 4%.

The Dodd-Frank Act required the FRB to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in December 2014 requiring the FRB to amend its “Small Bank Holding Company” Policy Statement to extend the applicability of the policy statement to bank and savings and loan holding companies which hold up to $1 billion in assets. That will exempt such holding companies from the consolidated holding company capital requirements. The FRB has issued proposed rules to implement the above-referenced legislation expanding the applicability of the policy statement, but such rules have not been finalized. Although the Bancorp currently holds under $1 billion in assets, it is uncertain when the FRB will adopt the final rules and whether the Bancorp would qualify for the exemption under other conditions that may apply once the final rules are adopted.

The following table shows that, at March 31, 2015, and December 31, 2014, the Bancorp’s and Bank’s capital exceeded all applicable regulatory capital requirements. During the three months ended March 31, 2015, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.2 million. Three of these investments currently have ratings that are below investment grade. As a result, approximately $19.2 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both March 31, 2015 and December 31, 2014. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Captal Adequacy Purposes		Corrective Action Regulations
At March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$72.9	13.6%	$24.1	4.5%	$34.8	6.5%
Tier 1 capital to risk-weighted assets	$72.9	13.6%	$32.1	6.0%	$42.8	8.0%
Total capital to risk-weighted assets	$79.5	14.9%	$42.8	8.0%	$53.5	10.0%
Tier 1 capital to adjusted average assets	$72.9	9.4%	$31.0	4.0%	$38.8	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Captal Adequacy Purposes		Corrective Action Regulations
At December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets	$72.0	13.6%	$21.1	4.0%	$31.7	6.0%
Total capital to risk-weighted assets	$78.4	14.8%	$42.3	8.0%	$52.8	10.0%
Tier 1 capital to adjusted average assets	$72.0	9.2%	$23.5	3.0%	$39.2	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2015, without the need for qualifying for an exemption or prior DFI approval, is $9.2 million plus 2015 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On February 27, 2015 the Board of Directors of the Bancorp declared a first quarter dividend of $0.25 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 2, 2015.

Results of Operations - Comparison of the Quarter Ended March 31, 2015 to the Quarter Ended March 31, 2014

For the quarter ended March 31, 2015, the Bancorp reported net income of $1.9 million, compared to net income of $1.8 million for the quarter ended March 31, 2014, an increase of $123 thousand (6.8%). For the current quarter the ROA was 0.99%, compared to 1.01% for the quarter ended March 31, 2014. The ROE was 9.88% for the quarter ended March 31, 2015, compared to 10.11% for the quarter ended March 31, 2014.

Net interest income for the three months ended March 31, 2015 was $6.4 million, an increase of $525 thousand (8.9%), compared to $5.9 million for the quarter ended March 31, 2014. The weighted-average yield on interest-earning assets was 3.76% for the three months ended March 31, 2015, compared to 3.79% for the three months ended March 31, 2014. The weighted-average cost of funds for the quarter ended March 31, 2015, was 0.27%, compared to 0.27% for the quarter ended March 31, 2014. The impact of the 3.76% return on interest earning assets and the 0.27% cost of funds resulted in an interest rate spread of 3.49% for the current quarter, compared to 3.52% for the quarter ended March 31, 2014. Compared to the three months ended March 31, 2014, total interest income increased by $574 thousand (9.1%) while total interest expense increased by $49 thousand (11.8%). The net interest margin was 3.50% for the three months ended March 31, 2015, compared to 3.54% for the quarter ended March 31, 2014. On a tax equivalent basis, the Bancorp’s net interest margin was 3.75% for the three months ended March 31, 2015, compared to 3.79% for the quarter ended March 31, 2014. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended March 31, 2015, interest income from loans increased by $574 thousand (9.1%), compared to the three months ended March 31, 2014. The change was due to an increase in the weighted average yield. The weighted-average yield on loans outstanding was 4.36% for the current quarter, compared to 4.34% for the three months ended March 31, 2014. Loan balances averaged $490.4 million for the current quarter, an increase of $39.7 million (8.8%) from $450.7 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, interest income on securities and other interest bearing balances increased by $130 thousand (9.3%), compared to the quarter ended March 31, 2014. The change was due to an increase in the weighted-average yield on securities balances as well as higher average balances outstanding. The weighted-average yield on securities and other interest bearing balances was 2.54%, for the current quarter, compared to 2.61% for the three months ended March 31, 2014. Securities balances averaged $225.8 million for the current quarter, up $35.5 million (18.7%) from $190.3 million for the three months ended March 31, 2014. Other interest bearing balances averaged $14.3 million for the current period, down $8.9 million (38.4%) from $23.2 million for the three months ended March 31, 2014. The decrease in other interest bearing balances is a result of increased loan origination and investments in securities.

Interest expense on deposits increased by $59 thousand (21.5%) during the current quarter compared to the three months ended March 31, 2014. The change was due to an increase in average balances outstanding. The weighted-average rate paid on deposits for the three month period ended March 31, 2015 was 0.21% compared to 0.19% for the three months ended March 31, 2014. Total deposit balances averaged $641.6 million for the current quarter, an increase of $65.9 million (11.4%) from $575.7 million for the quarter ended March 31, 2014. Interest expense on borrowed funds decreased by $11 thousand (8.7%) during the current quarter due to an increase in the weighted-average cost of funds compared to the three months ended March 31, 2014. The weighted-average cost of borrowed funds was 1.01% for the current quarter, compared to 1.00% for the three months ended March 31, 2014. Borrowed funds averaged $51.5 million during the quarter ended March 31, 2015, a decrease of $5.8 million (10.1%) from $57.3 million for the quarter ended March 31, 2014.

Noninterest income for the quarter ended March 31, 2015 was $2.0 million, an increase of $423 thousand (27.7%) from $1.5 million for the quarter ended March 31, 2014. During the current quarter, fees and service charges totaled $632 thousand, an increase of $38 thousand (6.4%) from $594 thousand for the quarter ended March 31, 2014. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $429 thousand for the quarter ended March 31, 2015, an increase of $51 thousand (13.5%) from $378 thousand for the quarter ended March 31, 2014. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from the sale of securities totaled $393 thousand for the current quarter, an increase of $43 thousand (12.3%) from $350 thousand for the quarter ended March 31, 2014. Current market conditions continued to provide opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Gains from loan sales totaled $380 thousand for the current quarter, an increase of $305 thousand (406.7%), compared to $75 thousand for the quarter ended March 31, 2014. The increase in gains from the sale of loans is a result of increased mortgage loan origination efforts, including increased originations generated by additional mortgage loan officers. Income from an increase in the cash value of bank owned life insurance totaled $104 thousand for the current quarter, an increase of $2 thousand (2.0%) from $102 thousand for the quarter ended March 31, 2014. Gains on foreclosed real estate totaled $1 thousand for the quarter ended March 31, 2015, a decrease of $11 thousand (91.7%) from gains of $12 thousand for the quarter ended March 31, 2014. Other noninterest income totaled $11 thousand for the quarter, a decrease of $5 thousand (31.3%) compared to $16 thousand for the quarter ended March 31, 2014. The decrease in other non-interest income is primarily related to rent from foreclosed real estate properties and income from other one-time items.

Noninterest expense for the quarter ended March 31, 2015 was $5.6 million, an increase of $803 thousand (16.6%) from $4.8 million for the three months ended March 31, 2014. During the current quarter, compensation and benefits totaled $3.2 million, an increase of $527 thousand (19.9%) from $2.6 million for the quarter ended March 31, 2014. The increase in compensation and benefits is the result of the Bancorp’s ordinary course annual adjustments to salaries, the addition of sales staff, and from the acquisition of First Federal. Occupancy and equipment totaled $901 thousand for the current quarter, an increase of $111 thousand (14.1%), compared to $790 thousand for the quarter ended March 31, 2014. The increase in occupancy and equipment expense is the result of slightly higher building operating expenses and the addition of two banking centers from the acquisition of First Federal. Data processing expense totaled $315 thousand for the three months ended March 31, 2015, an increase of $39 thousand (14.1%) from $276 thousand for the three months ended March 31, 2014. Data processing expense has increased as a result of increased system utilization. Federal deposit insurance premium expense totaled $134 thousand for the three months ended March 31, 2015, an increase of $43 thousand (47.3%) from $91 thousand for the quarter ended March 31, 2014. Marketing expense related to banking products totaled $113 thousand for the current quarter, a decrease of $5 thousand (4.2%) from $118 thousand for the three months ended March 31, 2014. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Other expenses related to banking operations totaled $996 thousand for the quarter ended March 31, 2015, an increase of $88 thousand (9.7%) from $908 thousand for the quarter ended March 31, 2014. The increase in other operating expenses is related to the acquisition of another banking institution during 2014. The Bancorp’s efficiency ratio was 67.5% for the quarter ended March 31, 2015, compared to 65.3% for the three months ended March 31, 2014. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the increase can be attributed to lower net interest income and higher noninterest expense.

Income tax expenses for the three months ended March 31, 2015 totaled $501 thousand, compared to income tax expense of $521 thousand for the three months ended March 31, 2014, a decrease of $20 thousand (3.8%). The combined effective federal and state tax rates for the Bancorp was 20.6% for the three months ended March 31, 2015, compared to 22.4% for the three months ended March 31, 2014. The Bancorp’s lower current quarter effective tax rate is a result of higher tax preferred income.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2014 remain unchanged.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2014 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2015, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There are no matters reportable under this item.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. This stock repurchase replaced the previous stock repurchase program that was authorized on April 18, 2000. The new stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended March 31, 2015 as part of the newly authorized stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2015 – January 31, 2015	-	N/A	-	48,828
February 1, 2015 – February 28, 2015	-	N/A	-	48,828
March 1, 2015 – March 31, 2015	-	N/A	-	48,828
	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program. This program replaced the previous stock repurchase program authorized on April 18, 2000.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit
Number	Description
10.1	Agreement and Plan of Voluntary Supervisory Merger Conversion between Peoples Bank SB and Liberty Savings Bank, FSB dated March 20, 2015 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated March 20, 2015).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: April 24, 2015	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board, Chief Executive
Officer and President

Date: April 24, 2015	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

