Form 10-Q
period 2015-09-30
NORTHWEST INDIANA BANCORP
filed 2015-11-02
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from___to ______

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

There were 2,851,417 shares of the registrant’s Common Stock, without par value, outstanding at October 30, 2015.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, September 30, 2015 and December 31, 2014	1

	Consolidated Statements of Income, Three and Nine Months Ended September 30, 2015 and 2014	2

	Consolidated Statements of Comprehensive Income, Three and Nine Months Ended September 30, 2015 and 2014	3

	Consolidated Statements of Changes in Stockholders' Equity, Three and Nine Months Ended September 30, 2015 and 2014	3

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2015 and 2014	4

	Notes to Consolidated Financial Statements	5-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. Other Information		33

SIGNATURES		34

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer		35
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer		36
32.1 Section 1350 Certifications		37
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	September 30,
(Dollars in thousands)	2015	December 31,
	(unaudited)	2014
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$10,482	$8,057
Interest bearing deposits in other financial institutions	628	5,866
Federal funds sold	86	8,040

Total cash and cash equivalents	11,196	21,963

Securities available-for-sale	232,872	220,053
Loans held-for-sale	223	2,913
Loans receivable	552,920	488,153
Less: allowance for loan losses	(6,725)	(6,361)
Net loans receivable	546,195	481,792
Federal Home Loan Bank stock	3,000	3,681
Accrued interest receivable	2,842	2,727
Premises and equipment	18,628	17,724
Foreclosed real estate	1,411	1,745
Cash value of bank owned life insurance	18,308	16,814
Goodwill	2,561	1,611
Other assets	4,954	4,021

Total assets	$842,190	$775,044

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$99,487	$80,352
Interest bearing	598,969	553,594
Total	698,456	633,946
Repurchase agreements	21,447	17,525
Borrowed funds	32,195	36,381
Accrued expenses and other liabilities	10,014	11,027

Total liabilities	762,112	698,879

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: September 30, 2015 - 2,907,455	361	361
December 31, 2014 - 2,900,205
shares outstanding: September 30, 2015 - 2,851,417
December 31, 2014 - 2,844,167
Additional paid-in capital	4,134	4,062
Accumulated other comprehensive income	1,859	1,588
Retained earnings	73,724	70,154

Total stockholders' equity	80,078	76,165

Total liabilities and stockholders' equity	$842,190	$775,044

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans receivable
Real estate loans	$5,229	$4,686	$14,459	$13,330
Commercial loans	851	828	2,520	2,482
Consumer loans	4	6	13	15
Total loan interest	6,084	5,520	16,992	15,827
Securities	1,535	1,509	4,554	4,399
Other interest earning assets	6	13	26	20

Total interest income	7,625	7,042	21,572	20,246

Interest expense:
Deposits	408	332	1,087	914
Repurchase agreements	16	17	49	49
Borrowed funds	101	122	329	378

Total interest expense	525	471	1,465	1,341

Net interest income	7,100	6,571	20,107	18,905
Provision for loan losses	100	165	585	575

Net interest income after provision for loan losses	7,000	6,406	19,522	18,330

Noninterest income:
Fees and service charges	729	734	2,072	2,031
Wealth management operations	449	375	1,265	1,194
Gain on sale of loans held-for-sale, net	276	178	1,010	383
Gain on sale of securities, net	32	63	562	520
Increase in cash value of bank owned life insurance	117	94	327	310
Gain on sale of foreclosed real estate, net	-	16	24	21
Other	12	11	37	99

Total noninterest income	1,615	1,471	5,297	4,558

Noninterest expense:
Compensation and benefits	3,372	2,980	9,743	8,419
Occupancy and equipment	938	865	2,724	2,476
Data processing	322	291	950	851
Marketing	132	108	390	368
Federal deposit insurance premiums	124	128	367	346
Other	1,337	1,000	3,354	3,046

Total noninterest expense	6,225	5,372	17,528	15,506

Income before income tax expenses	2,390	2,505	7,291	7,382
Income tax expenses	469	592	1,468	1,716

Net income	$1,921	$1,913	$5,823	$5,666

Earnings per common share:
Basic	$0.67	$0.67	$2.04	$1.99
Diluted	$0.67	$0.67	$2.04	$1.99

Dividends declared per common share	$0.27	$0.25	$0.79	$0.72

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2015	2014	2015	2014

Net income	$1,921	$1,913	$5,823	$5,666

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains arising during the period	2,840	321	966	6,136
Less: reclassification adjustment for gains included in net income	(32)	(63)	(562)	(520)
Net securities gain during the period	2,808	258	404	5,616
Tax effect	(953)	(85)	(131)	(1,906)
Net of tax amount	1,855	173	273	3,710

Net change in unrealized gain on postretirement benefit:
Amortization of net actuarial gain	(1)	(1)	(2)	(4)
Net (loss) during the period	(1)	(1)	(2)	(4)
Tax effect	-	-	-	-
Net of tax amount	(1)	(1)	(2)	(4)
Other comprehensive income, net of tax	1,854	172	271	3,706

Comprehensive income, net of tax	$3,775	$2,085	$6,094	$9,372

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2015	2014	2015	2014

Balance at beginning of period	$77,049	$72,710	$76,165	$66,761

Comprehensive income:
Net income	1,921	1,913	5,823	5,666
Net unrealized change on securities available-for-sale, net of reclassifications and tax effects	1,855	173	273	3,710
Amortization of unrecognized gain on postretirement benefit	(1)	(1)	(2)	(4)
Comprehensive income, net of tax	3,775	2,085	6,094	9,372

Stock based compensation expense	24	16	71	46
Stock repurchase	-	-	-	(31)
Cash dividends	(770)	(711)	(2,252)	(2,048)

Balance at end of period	$80,078	$74,100	$80,078	$74,100

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,823	$5,666
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(36,811)	(18,865)
Sale of loans originated for sale	40,501	17,294
Depreciation and amortization, net of accretion	1,765	1,513
Amortization of mortgage servicing rights	54	59
Stock based compensation expense	71	46
Gain on sale of securities, net	(562)	(520)
Gain on sale of loans held-for-sale, net	(1,010)	(383)
Gain on sale of foreclosed real estate, net	(24)	(21)
Provision for loan losses	585	575
Net change in:
Interest receivable	(116)	(183)
Other assets	(784)	444
Accrued expenses and other liabilities	(2,736)	2,633
Total adjustments	933	2,592
Net cash - operating activities	6,756	8,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	30,919	14,437
Proceeds from sales of securities available-for-sale	29,241	29,451
Purchase of securities available-for-sale	(63,983)	(56,500)
Loan participations purchased	-	(427)
Net change in loans receivable	(37,175)	(26,627)
Purchase of Federal Home Loan Bank Stock	-	(881)
Proceeds from sale of Federal Home Loan Bank stock	1,055	-
Purchase of premises and equipment, net	(743)	(661)
Proceeds from sale of foreclosed real estate, net	598	819
Cash and cash equivalents from acquisition activity	16,996	2,630
Change in cash value of bank owned life insurance	(327)	(310)
Net cash - investing activities	(23,419)	(38,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	8,352	21,377
Proceeds from FHLB advances	-	47,000
Repayment of FHLB advances	(8,000)	(39,000)
Change in other borrowed funds	7,736	9,294
Common stock purchased	-	(31)
Dividends paid	(2,192)	(1,962)
Net cash - financing activities	5,896	36,678
Net change in cash and cash equivalents	(10,767)	6,867
Cash and cash equivalents at beginning of period	21,963	21,124
Cash and cash equivalents at end of period	$11,196	$27,991

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,479	$1,345
Income taxes	1,570	810
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$56,837	$37,906
Value of goodwill and other intangible assets	1,044	1,704
Fair value of liabilities assumed	57,881	39,610
Noncash activities:
Transfers from loans to foreclosed real estate	$271	$1,528

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiary, Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2015 and December 31, 2014, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2015 and 2014 and consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. The income reported for the nine month period ended September 30, 2015 is not necessarily indicative of the results to be expected for the full year.

Note 2 - Use of Estimates

Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of foreclosed real estate, loan servicing rights, investment securities, deferred tax assets, goodwill, accrued withdrawal liability for the defined benefit plan, and the status of contingencies are particularly susceptible to material change in the near term.

Note 3 – Acquisition Activity

On March 20, 2015, the Bancorp announced that the Bank signed a definitive agreement to acquire Liberty Savings Bank, FSB (“Liberty”), a federally chartered mutual savings association based in Whiting, Indiana, with three branch offices in Lake County Indiana. On July 1, 2015, the Bank successfully completed the acquisition of Liberty by merging Liberty with and into the Bank immediately following Liberty’s voluntary supervisory conversion to stock form. The Bank did not issue or pay any shares, cash, or other consideration in the merger. The Liberty acquisition added assets with fair values of $57.3 million, including securities with a fair market value of $8.1 million, loans receivable with a fair market value of $28.0 million, and premises and equipment with a fair value of $1.3 million. The Liberty acquisition also added liabilities with a fair market value of $57.9 million, including deposits with a fair market value of $56.2 million and an accrued withdrawal liability for the defined benefit plan with a fair market value of $1.5 million. As a result of the differences in the fair value of assets and liabilities, goodwill of $573 thousand and intangible assets of $471 thousand were also added.

The acquisition further expand the Bank’s retail banking network in Lake and Porter Counties in Northwest Indiana. The Bank will consolidate the Schererville offices of Liberty and Peoples Bank due to their proximity, resulting in a total of 16 Banking Centers for the Bank. The integration of Liberty into the Peoples Bank brand was completed during the third quarter ended September 30, 2015.

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2015
Money market fund	$1,222	$-	$-	$1,222
U.S. government sponsored entities	16,249	18	(7)	16,260
Collateralized mortgage obligations and residential mortgage-backed securities	117,341	2,092	(170)	119,263
Municipal securities	90,178	3,257	(106)	93,329
Collateralized debt obligations	5,096	-	(2,298)	2,798
Total securities available-for-sale	$230,086	$5,367	$(2,581)	$232,872

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2014
Money market fund	$6,453	$-	$-	$6,453
U.S. government sponsored entities	13,000	2	(133)	12,869
Collateralized mortgage obligations and residential mortgage-backed securities	116,088	1,870	(384)	117,574
Municipal securities	76,989	3,749	(13)	80,725
Collateralized debt obligations	5,141	-	(2,709)	2,432
Total securities available-for-sale	$217,671	$5,621	$(3,239)	$220,053

The estimated fair value of available-for-sale debt securities at September 30, 2015, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
September 30, 2015	Value	Yield (%)
Due in one year or less	$1,530	6.87
Due from one to five years	20,548	2.52
Due from five to ten years	21,909	5.86
Due over ten years	69,622	4.55
Collateralized mortgage obligations and residential mortgage-backed securities	119,263	2.55
Total	$232,872	3.49

Sales of available-for-sale securities were as follows for the nine months ended:

	(Dollars in thousands)
	September 30,	September 30,
	2015	2014

Proceeds	$29,241	$29,451
Gross gains	564	791
Gross losses	(2)	(271)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized
gain/(loss)
Ending balance, December 31, 2014	$1,556
Current period change	273
Ending balance, September 30, 2015	$1,829

Securities with carrying values of approximately $30.5 million and $34.2 million were pledged as of September 30, 2015 and December 31, 2014, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at September 30, 2015 and December 31, 2014 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
U.S. government sponsored entities	$2,497	$(3)	$1,996	$(4)	$4,493	$(7)
Collateralized mortgage obligations and residential mortgage-backed securities	5,302	(9)	8,500	(161)	13,802	(170)
Municipal securities	9,889	(106)	-	-	9,889	(106)
Collateralized debt obligations	-	-	2,798	(2,298)	2,798	(2,298)
Total temporarily impaired	$17,688	$(118)	$13,294	$(2,463)	$30,982	$(2,581)
Number of securities		27		13		40

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
U.S. government sponsored entities	$1,496	$(4)	$10,371	$(129)	$11,867	$(133)
Collateralized mortgage obligations and residential mortgage-backed securities	8,169	(40)	14,486	(344)	22,655	(384)
Municipal securities	687	(3)	1,459	(10)	2,146	(13)
Collateralized debt obligations	-	-	2,432	(2,709)	2,432	(2,709)
Total temporarily impaired	$10,352	$(47)	$28,748	$(3,192)	$39,100	$(3,239)
Number of securities		9		29		38

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

Note 5 - Loans Receivable

Loans receivable are summarized below:

	(Dollars in thousands)
	September 30, 2015	December 31, 2014
Loans secured by real estate:
Residential, including home equity	$213,985	$189,743
Commercial real estate, construction & land development, and other dwellings	238,723	211,162
Commercial participations purchased	312	2,289
Total loans secured by real estate	453,020	403,194
Consumer loans	591	358
Commercial business	69,684	58,790
Government loans	29,882	26,134
Subtotal	553,177	488,476
Less:
Net deferred loan origination fees	(171)	(197)
Undisbursed loan funds	(86)	(126)
Loan receivables	$552,920	$488,153

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer Loans	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business Loans	Government Loans	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2015:

Allowance for loan losses:
Beginning Balance	$1,528	$31	$4,216	$19	$830	$75	$6,699
Charge-offs	-	(8)	-	-	(77)	-	(85)
Recoveries	7	2	-	-	2	-	11
Provisions	(68)	14	91	(3)	57	9	100
Ending Balance	$1,467	$39	$4,307	$16	$812	$84	$6,725

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2014:

Allowance for loan losses:
Beginning Balance	$1,448	$29	$3,725	$25	$869	$80	$6,176
Charge-offs	(110)	(14)	(3)	-	-	-	(127)
Recoveries	-	-	4	-	13	-	17
Provisions	261	14	(67)	9	(51)	(1)	165
Ending Balance	$1,599	$29	$3,659	$34	$831	$79	$6,231

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2015:

Allowance for loan losses:
Beginning Balance	$1,878	$17	$3,645	$13	$733	$75	$6,361
Charge-offs	(101)	(22)	(59)	-	(77)	-	(259)
Recoveries	7	3	22	-	6	-	38
Provisions	(317)	41	699	3	150	9	585
Ending Balance	$1,467	$39	$4,307	$16	$812	$84	$6,725

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2014:

Allowance for loan losses:
Beginning Balance	$1,444	$12	$4,789	$31	$859	$54	$7,189
Charge-offs	(123)	(26)	(1,421)	-	-	-	(1,570)
Recoveries	2	-	17	2	16	-	37
Provisions	276	43	274	1	(44)	25	575
Ending Balance	$1,599	$29	$3,659	$34	$831	$79	$6,231

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer Loans	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business Loans	Government Loans	Total

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at September 30, 2015:

Ending balance: individually evaluated for impairment	$-	$-	$328	$16	$23	$-	$367

Ending balance: collectively evaluated for impairment	$1,467	$39	$3,979	$-	$789	$84	$6,358

LOAN RECEIVABLES Ending balance	$213,786	$591	$238,723	$312	$69,626	$29,882	$552,920

Ending balance: individually evaluated for impairment	$333	$-	$5,001	$94	$102	$-	$5,530

Ending balance: purchased credit impaired individually evaluated for impairment	$1,762	$-	$-	$-	$-	$-	$1,762

Ending balance: collectively evaluated for impairment	$211,691	$591	$233,722	$218	$69,524	$29,882	$545,628

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2014:

Ending balance: individually evaluated for impairment	$15	$-	$366	$11	$34	$-	$426

Ending balance: collectively evaluated for impairment	$1,863	$17	$3,279	$2	$699	$75	$5,935

LOAN RECEIVABLES Ending balance	$189,529	$357	$211,162	$2,289	$58,682	$26,134	$488,153

Ending balance: individually evaluated for impairment	$97	$-	$6,240	$103	$328	$-	$6,768

Ending balance: purchased credit impaired individually evaluated for impairment	$588	$-	$-	$-	$-	$-	$588

Ending balance: collectively evaluated for impairment	$188,844	$357	$204,922	$2,186	$58,354	$26,134	$480,797

The Bancorp's credit quality indicators are summarized below at September 30, 2015 and December 31, 2014:

		(Dollars in thousands)
		Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
		Commercial Real Estate, Construction & Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business Loans		Government Loans
Loan Grades		2015	2014	2015	2014	2015	2014	2015	2014
2	Moderate risk	$133	$-	$-	$-	$6,662	$4,920	$-	$-
3	Acceptable risk	191,677	170,423	199	2,071	48,854	41,197	29,882	26,134
4	Pass/monitor	37,475	29,678	19	115	11,632	10,893	-	-
5	Special mention (watch)	4,397	4,649	-	-	415	1,343	-	-
6	Substandard	5,041	6,412	94	103	2,063	329	-	-
7	Doubtful	-	-	-	-	-	-	-	-
	Total	$238,723	$211,162	$312	$2,289	$69,626	$58,682	$29,882	$26,134

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate, Including Home Equity		Consumer Loans
	2015	2014	2015	2014
Performing	$209,826	$185,996	$591	$357
Non-performing	3,960	3,533	-	-
Total	$213,786	$189,529	$591	$357

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

No loans were modified in a troubled debt restructuring, nor have any previous troubled debt restructurings subsequently defaulted, during the nine months ended September 30, 2015 or 2014.

The Bancorp's individually evaluated impaired loans are summarized below:

	As of September 30,2015			For the nine months ended September 30, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$2,095	$4,468	$-	$2,104	$17
Commercial real estate, construction & land development, and other dwellings	-	-	-	-	-
Commercial participations purchased	-	-	-	-	-
Commercial business loans	79	79	-	81	1
With an allowance recorded:
Residential real estate, including home equity	-	-	-	-	-
Commercial real estate, construction & land development, and other dwellings	5,001	5,001	328	5,024	43
Commercial participations purchased	94	94	16	95	3
Commercial business loans	23	23	23	23	-
Total:
Residential real estate, including home equity	$2,095	$4,468	$-	$2,104	$17
Commercial real estate, construction & land development, and other dwellings	$5,001	$5,001	$328	$5,024	$43
Commercial participations purchased	$94	$94	$16	$95	$3
Commercial business loans	$102	$102	$23	$104	$1

	As of December 31, 2014			For the nine months ended September 30, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$200	$-
Commercial real estate, construction & land development, and other dwellings	524	524	-	848	19
Commercial participations purchased	-	-	-	-	-
Commercial business loans	25	25	-	198	-
With an allowance recorded:
Residential real estate, including home equity	685	1,258	15	560	17
Commercial real estate, construction & land development, and other dwellings	5,716	6,952	366	6,536	149
Commercial participations purchased	103	103	11	26	2
Commercial business loans	303	571	34	285	5
Total:
Residential real estate, including home equity	$685	$1,258	$15	$760	$17
Commercial real estate, construction & land development, and other dwellings	$6,240	$7,476	$366	$7,384	$168
Commercial participations purchased	$103	$103	$11	$26	$2
Commercial business loans	$328	$596	$34	$483	$5

            As part of the previously disclosed acquisitions of First Federal Savings and Loan Association of Hammond (“First Federal”), which closed during the second quarter of 2014, and Liberty, which closed during the third quarter of 2015, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2015, total purchased credit impaired loans with unpaid principal balances totaled $4.1 million with a recorded investment of $1.8 million. First Federal purchased credit impaired loans with unpaid principal balances totaled $1.8 million with a recorded investment of $868 thousand. Liberty purchased credit impaired loans with unpaid principal balances totaled $2.3 million with a recorded investment of $894 thousand.

The Bancorp’s age analysis of past due loans is summarized below:

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days and Accruing
September 30, 2015
Residential real estate, including home equity	$4,965	$2,371	$2,512	$9,848	$203,938	$213,786	$276
Consumer loans	-	1	-	1	590	591	-
Commercial real estate, construction & land development, and other dwellings	2,124	243	576	2,943	235,780	238,723	-
Commercial participations purchased	-	-	94	94	218	312	-
Commercial business loans	397	253	22	672	68,954	69,626	-
Government loans	-	-	-	-	29,882	29,882	-
Total	$7,486	$2,868	$3,204	$13,558	$539,362	$552,920	$276

December 31, 2014
Residential real estate, including home equity	$4,405	$2,693	$2,579	$9,677	$179,852	$189,529	$941
Consumer loans	-	-	-	-	357	357	-
Commercial real estate, construction & land development, and other dwellings	855	190	1,783	2,828	208,334	211,162	-
Commercial participations purchased	-	-	103	103	2,186	2,289	-
Commercial business loans	339	76	238	653	58,029	58,682	-
Government loans	-	-	-	-	26,134	26,134	-
Total	$5,599	$2,959	$4,703	$13,261	$474,892	$488,153	$941

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	September 30, 2015	December 31, 2014
Residential real estate, including home equity	$3,960	$2,443
Consumer loans	-	-
Commercial real estate, construction & land development, and other dwellings	576	1,815
Commercial participations purchased	94	103
Commercial business loans	22	238
Government loans	-	-
Total	$4,652	$4,599

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2015	2014
Residential real estate, including home equity	$113	$324
Commercial real estate, construction & land development and other dwellings	1,218	1,218
Commercial business	80	203
Total	$1,411	$1,745

Note 7 – Goodwill, Other Intangible Assets, and Acquisition Related Accounting

The Bancorp established an aggregate goodwill balance of $2.6 million with the acquisitions of First Federal and Liberty. Goodwill of $2.0 million was established with the acquisition of First Federal and goodwill of $573 thousand was established with the acquisition of Liberty. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill. During the first quarter of 2015, initial estimates of fair values related to a pool of loans with a single borrower were determined to be lower than originally estimated. This change, net of related estimated adjustments, led to the addition of $377 thousand to goodwill and $423 thousand to purchased credit impaired loan balances during the period ended March 31, 2015. Goodwill totaled $2.6 million at September 30, 2015 and $1.6 million at September 30, 2014.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. Approximately $9 thousand of amortization was taken during the nine months ended September 30, 2015. It is estimated that $3 thousand of additional amortization will occur during 2015 and the remaining amount will be equally amortized through the first quarter of 2022. A core deposit intangible of $471 thousand for the acquisition of Liberty was established and is being amortized over 8.2 years on a straight line basis. Approximately $14 thousand of amortization was taken during the nine months ended September 30, 2015. It is estimated that $14 thousand of additional amortization will occur during 2015 and the remaining amount will be equally amortized through the third quarter of 2023.

For the First Federal acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate loans, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $168 thousand of accretion was taken into income for the nine months ended September 30, 2015, and it is estimated that $49 thousand of accrection will occur during the remainder of 2015. It is estimated that $197 thousand of accretion will occur annually through 2017, and accretion of $164 thousand will occur during 2018. Similarly, for the Liberty acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate loans, including home equity lines of credit, of $1.2 million that is being accreted over 44 months on a straight line basis. Approximately $79 thousand of accretion was taken into income for the nine months ended September 30, 2015, and it is estimated that $79 thousand of accrection will occur during the remainder of 2015. It is estimated that $317 thousand of accretion will occur annually through 2018, and accretion of $53 thousand will occur during 2019.

For the First Federal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $276 thousand that is being amortized over 17 months on a straight line basis. Approximately $127 thousand of amortization was taken as expense during the nine months ended September 30, 2015. No additional amortization will occur during 2015. For the Liberty acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $124 thousand that is being amortized over 17 months on a straight line basis. Approximately $22 thousand of amortization was taken as expense during the nine months ended September 30, 2015. It is estimated that an additional $22 thousand of amortization will occur during 2015. It is estimated that an additional $80 thousand of amortization will occur during 2016.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2015	2014	2015	2014
Basic earnings per common share:
Net income as reported	$1,921	$1,913	$5,823	$5,666
Weighted average common shares outstanding	2,851,417	2,844,167	2,850,594	2,843,988
Basic earnings per common share	$0.67	$0.67	$2.04	$1.99
Diluted earnings per common share:
Net income as reported	$1,921	$1,913	$5,823	$5,666
Weighted average common shares outstanding	2,851,417	2,844,167	2,850,594	2,843,988
Add: Dilutive effect of assumed stock option exercises	-	-	-	-
Weighted average common and dilutive potential common shares outstanding	2,851,417	2,844,167	2,850,594	2,843,988
Diluted earnings per common share	$0.67	$0.67	$2.04	$1.99

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the nine months ended September 30, 2015, stock based compensation expense of $71 thousand was recorded, compared to $46 thousand for the nine months ended September 30, 2014. It is anticipated that current outstanding unvested options and awards will result in additional compensation expense of approximately $25 thousand in 2015 and $99 thousand in 2016.

There were no incentive stock options granted during the first nine months of 2015 or 2014. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards.

A summary of incentive option activity under the Bancorp’s stock option and incentive plans described above for the nine months ended September 30, 2015 follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Incentive options	Shares	Price	Term	Value
Outstanding at January 1, 2015	750	$28.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2015	750	$28.50	2.4	-
Exercisable at September 30, 2015	750	$28.50	2.4	-

There were 7,250 shares of restricted stock granted during the first nine months of 2015 compared to 4,175 shares granted during the first nine months of 2014. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vests five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option and incentive plans described above for the nine months ended September 30, 2015 follows:

		Weighted-
		Average
		Grant Date
Restricted stock	Shares	Fair Value
Nonvested at January 1, 2015	12,775	$23.63
Granted	7,250	27.50
Vested	(300)	16.75
Forfeited	-	-
Nonvested at September 30, 2015	19,725	$25.15

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, and bank call reports filed with the FDIC and the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment during the period ended June 30, 2015. Based on current market conditions and a review of the trustee reports, management performed an analysis of the four pooled trust preferred securities and no additional impairment was taken at September 30, 2015. A specialist will be used to review all four pooled trust preferred securities again at December 31, 2015.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2014	$271
Additions not previously recognized	-
Ending balance, September 30, 2015	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities impairment evaluation as of June 30, 2015:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Lowest credit rating assigned	CC	C	BB	CCC
Number of performing banks	55	30	58	48
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	19	8	1	4
Number of issuers in deferral	6	4	7	4
Defaults & deferrals as a % of performing collateral	39.90%	29.34%	8.28%	16.96%
Subordination:
As a % of performing collateral	7.23%	-5.34%	45.64%	25.85%
As a % of performing collateral - adjusted for projected future defaults	2.25%	-13.14%	42.53%	21.62%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	1.70%	2.30%	1.80%	1.80%
Year 2 - issuer average	1.70%	2.30%	1.80%	1.80%
Year 3 - issuer average	1.70%	2.30%	1.80%	1.80%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

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

At September 30, 2015, three of the trust preferred securities with a cost basis of $3.8 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2015. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2015 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Estimated	for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Money market fund	$1,222	$1,222	$-	$-
U.S. government sponsored entities	16,260	-	16,260	-
Collateralized mortgage obligations and residential mortgage-backed securities	119,263	-	119,263	-
Municipal securities	93,329	-	93,329	-
Collateralized debt obligations	2,798	-	-	2,798
Total securities available-for-sale	$232,872	$1,222	$228,852	$2,798

		Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Estimated	for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Money market fund	$6,453	$6,453	$-	$-
U.S. government sponsored entities	12,869	-	12,869	-
Collateralized mortgage obligations and residential mortgage-backed securities	117,574	-	117,574	-
Municipal securities	80,725	-	80,725	-
Collateralized debt obligations	2,432	-	-	2,432
Total securities available-for-sale	$220,053	$6,453	$211,168	$2,432

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

Fair Value Measurements
Using Significant
Unobservable
Inputs
(Dollars in thousands)	(Level 3)
Available-for-
sale securities
Beginning balance, January 1, 2014	$1,968
Included in earnings	-
Total unrealized gains included in other comprehensive income	464
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2014	$2,432

Beginning balance, January 1, 2015	$2,432
Included in earnings	-
Total unrealized gains included in other comprehensive income	366
Transfers in and/or (out) of Level 3	-
Ending balance, September 30, 2015	$2,798

17

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2015 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Estimated	for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,925	$-	$-	$6,925
Foreclosed real estate	1,411	-	-	1,411

		Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Estimated	for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$6,930	$-	$-	$6,930
Foreclosed real estate	1,745	-	-	1,745

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment of impaired loans was approximately $7.3 million and the related specific reserves totaled approximately $367 thousand, resulting in a fair value of impaired loans totaling approximately $6.9 million, at September 30, 2015. The recorded investment of impaired loans was approximately $7.3 million and the related specific reserves totaled approximately $426 thousand, resulting in a fair value of impaired loans totaling approximately $6.9 million, at December 31, 2014. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	September 30, 2015		Estimated Fair Value Measurements at September 30, 2015 Using
			Quoted Prices in	Significant	Significant
			Active Markets for	Other Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$11,196	$11,196	$11,196	$-	$-
Securities available-for-sale	232,872	232,872	1,222	228,852	2,798
Loans held-for-sale	223	228	228	-	-
Loans receivable, net	546,195	540,459	-	-	540,459
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	2,842	2,842	-	2,842	-

Financial liabilities:
Non-interest bearing deposits	99,487	99,487	99,487	-	-
Interest bearing deposits	598,969	598,927	401,077	197,850	-
Repurchase agreements	21,447	21,455	15,470	5,985	-
Borrowed funds	32,195	28,778	490	28,288	-
Accrued interest payable	35	35	-	35	-

	December 31, 2014		Estimated Fair Value Measurements at December 31, 2014 Using
			Quoted Prices in	Significant	Significant
			Active Markets for	Other Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$21,963	$21,963	$21,963	$-	$-
Securities available-for-sale	220,053	220,053	6,453	211,168	2,432
Loans held-for-sale	2,913	2,983	2,983	-	-
Loans receivable, net	481,792	480,736	-	-	480,736
Federal Home Loan Bank stock	3,681	3,681	-	3,681	-
Accrued interest receivable	2,727	2,727	-	2,727	-

Financial liabilities:
Non-interest bearing deposits	80,352	80,352	80,352	-	-
Interest bearing deposits	553,594	552,872	368,501	184,371	-
Repurchase agreements	17,525	17,528	12,010	5,518	-
Borrowed funds	36,381	36,424	281	36,143	-
Accrued interest payable	49	49	-	49	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended September 30, 2015 and December 31, 2014:

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

At September 30, 2015, the Bancorp had total assets of $842.2 million, total loans of $546.2 million and total deposits of $698.5 million. Stockholders' equity totaled $80.1 million or 9.51% of total assets, with book value per share of $28.08. Net income for the quarter ended September 30, 2015, was $1.9 million, or $0.67 earnings per common share for both basic and diluted calculations. For the quarter ended September 30, 2015, the return on average assets (ROA) was 0.91%, while the return on average stockholders’ equity (ROE) was 9.73%. Net income for the nine months ended September 30, 2015, was $5.8 million, or $2.04 earnings per common share for both basic and diluted calculations. For the nine months ended September 30, 2015, the ROA was 0.96%, while the ROE was 9.88%.

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

Acquisition Activity. On March 20, 2015, the Bancorp announced that the Bank signed a definitive agreement to acquire Liberty Savings Bank, FSB (“Liberty”), a federally chartered mutual savings association based in Whiting, Indiana, with three branch offices in Lake County Indiana. On July 1, 2015, the Bank successfully completed the acquisition, merging Liberty with and into the Bank immediately following Liberty’s voluntary supervisory conversion to stock form. The Bank did not issue or pay any shares, cash, or other consideration in the merger. As of September 30, 2015, Liberty contributed total loans of $27.0 million, and total deposits of $48.2 million. The acquisition expands the Bank’s banking center network into Whiting and Winfield, Indiana.

Financial Condition

During the nine months ended September 30, 2015, total assets increased by $67.1 million (8.7%), with interest-earning assets increasing by $61.0 million (8.4%). At September 30, 2015, interest-earning assets totaled $789.7 million compared to $728.7 million at December 31, 2014. Earning assets represented 93.8% of total assets at September 30, 2015 and 94.0% of total assets at December 31, 2014. Growth in total assets and interest earning assets for the nine months was the result of the acquisition of Liberty and strong internally generated growth.

Loans receivable totaled $552.9 million at September 30, 2015, compared to $488.2 million at December 31, 2014. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	September 30,
	2015		December 31,
	(unaudited)		2014
(Dollars in thousands)	Balance	% Loans	Balance	% Loans

Construction & land development	$32,923	6.0%	$25,733	5.3%
1-4 first liens	180,988	32.7%	160,526	32.9%
Multifamily	44,639	8.1%	31,703	6.5%
Commercial real estate	161,474	29.2%	156,015	32.0%
Commercial business	69,626	12.6%	58,682	12.0%
1-4 Junior Liens	1,128	0.2%	1,507	0.3%
HELOC	28,212	5.1%	25,564	5.2%
Lot loans	3,457	0.6%	1,932	0.4%
Consumer	591	0.1%	472	0.1%
Government	29,882	5.4%	26,019	5.3%
Total loans	$552,920	100.0%	$488,153	100.0%

Adjustable rate loans / total loans	$292,179	52.8%	$284,666	58.3%

	September 30,
	2015	December 31,
	(unaudited)	2014

Total loans to total assets	65.7%	63.0%
Total loans to earning assets	70.0%	67.0%
Total loans to total deposits	79.2%	77.0%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2015, the Bancorp sold $36.8 million in newly originated fixed rate mortgage loans, compared to $16.9 million during the nine months ended September 30, 2014. Net gains realized from the mortgage loan sales totaled $1.0 million for the nine months ended September 30, 2015, compared to $383 thousand for the nine months ended September 30, 2014. At September 30, 2015, the Bancorp had $223 thousand in loans that were classified as held for sale, compared to $2.9 million at December 31, 2014.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $4.9 million at September 30, 2015, compared to $5.5 million at December 31, 2014, a decrease of $0.6 million or 10.9%. The decrease in non-performing loans for the first nine months of 2015 is primarily the result of a short sale and subsequent payoff of one commercial real estate loan with a balance of $1.1 million and overall improvement in the residential real estate market. The ratio of non-performing loans to total loans was 0.89% at September 30, 2015, compared to 1.10% at December 31, 2014. The ratio of non-performing loans to total assets was 0.59% at September 30, 2015, compared to 0.71% at December 31, 2014. At September 30, 2015, all non-performing loans are also accounted for on a non-accrual basis, except for six loans totaling $276 thousand that were classified as accruing and more than 90 days past due.

Loans internally classified as substandard totaled $11.2 million at September 30, 2015, compared to $9.5 million at December 31, 2014 an increase of $1.7 million or 17.89%. The current level of substandard loans is concentrated in one accruing commercial real estate hotel loan in the amount of $4.5 million, which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2015 or December 31, 2014. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $13.5 million at September 30, 2015, compared to $14.5 million at December 31, 2014, a decrease of $1.0 million or 6.9%. The decrease in watch loans is partially related to the downgrades of residential and commercial loans to substandard classification.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At September 30, 2015, impaired loans totaled $7.3 million, compared to $7.4 million at December 31, 2014 a decrease of $101 thousand or 1.49%. The decrease in impaired loans for the first nine months of 2015 is primarily the result of the aforementioned short sale and subsequent payoff of one commercial real estate loan combined with the addition of purchased credit impaired loans as part of the Liberty acquisition. The September 30, 2015, impaired loan balances consist of seven commercial real estate and commercial business loans totaling $5.2 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, seventy-five residential real estate and home equity line of credit loans totaling $2.1 million, which are troubled debt restructurings or purchased credit impaired, have also been classified as impaired. At September 30, 2015 the ALL contained $367 thousand in specific reserves for impaired loans, compared to $426 thousand at December 31, 2014. There were no other loans considered to be impaired loans as of September 30, 2015. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired loans. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Bancorp aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. During the first nine months of 2015, initial estimates of fair values related to a pool of loans with a single borrower were found to be lower than expected. This change led to the addition of $423 thousand to purchased credit impaired loan balances. Also increasing the purchased credit impaired loan balance was the addition of 43 loans acquired from Liberty. At September 30, 2015, purchased credit impaired loans with unpaid principal balances totaled $4.1 million with a recorded investment of $1.8 million.

At September 30, 2015, the Bancorp classified five loans totaling $5.2 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one commercial real estate hotel loan in the amount of $4.5 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $520 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; two commercial business loans totaling $79 thousand for which a reduction in principal payments was granted; and one mortgage loan totaling $92 thousand, for which maturity dates were materially extended. At September 30, 2015, $4.5 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At September 30, 2015, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the nine months ended September 30, 2015, $585 thousand in provisions to the ALL were required, compared to $575 thousand for the nine months ended September 30, 2014, an increase of $10 thousand or 1.7%. The ALL provision increase for the current nine month period is primarily a result of increased originations and overall loan portfolio growth. For the nine months ended September 30, 2015, charge-offs, net of recoveries, totaled $221 thousand, compared to charge-offs, net of recoveries of $1.5 million for the nine months ended September 30, 2014. The net loan charge-offs for 2015 were comprised of $94 thousand in residential real estate loans, $37 thousand in commercial real estate loans, $19 thousand in consumer loans, and $71 thousand in commercial business loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL-to-total loans was 1.22% at September 30, 2015, compared to 1.30% at December 31, 2014. The ALL-to-non-performing loans (coverage ratio) was 136.47% at September 30, 2015, compared to 114.83% at December 31, 2014. The September 30, 2015 balance in the ALL account of $6.7 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2015, foreclosed real estate totaled $1.4 million, which was comprised of fourteen properties, compared to $1.7 million and eighteen properties at December 31, 2014. The decrease in foreclosed real estate is the result of the sale of properties. Net gains from foreclosed real estate totaled $24 thousand for the nine months ended September 30, 2015, and were the result of proceeds received from the sale of foreclosed properties. At the end of September 2015 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $232.9 million at September 30, 2015, compared to $220.1 million at December 31, 2014, an increase of $12.9 million (5.8%). The increase in the securities portfolio is a result of continued investment of excess liquidity in securities. At September 30, 2015, the securities portfolio represented 29.5% of interest-earning assets and 27.7% of total assets compared to 30.2% of interest-earning assets and 28.4% of total assets at December 31, 2014.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,
	2015		December 31,
(Dollars in thousands)	(unaudited)		2014
	Balance	% Securities	Balance	% Securities

Money market fund	$1,222	0.5%	$6,453	2.9%
U.S. government sponsored entities	16,260	7.0%	12,869	5.8%
Collateralized mortgage obligations and residential mortgage-backed securities	119,263	51.2%	117,574	53.4%
Municipal securities	93,329	40.1%	80,725	36.7%
Collateralized debt obligations	2,798	1.2%	2,432	1.2%
Total securities available-for-sale	$232,872	100.0%	$220,053	100.0%

	September 30,
	2015	December 31,	YTD
(Dollars in thousands)	(unaudited)	2014	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$628	$5,866	$(5,238)	-89.3%
Fed funds sold	86	8,040	(7,954)	-98.9%
Federal Home Loan Bank stock	3,000	3,681	(681)	-18.5%

The net decrease in interest bearing balances in other financial institutions and fed funds sold is primarily the result of the Bancorp’s deposit gathering efforts and the timing of investing those funds in earning assets. The decrease in Federal Home Loan Bank stock is the result of taking less advances and the corresponding reduced stock ownership requirements.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,
	2015	December 31,	YTD
(Dollars in thousands)	(unaudited)	2014	Change
	Balance	Balance	$	%

Checking	$235,357	$214,314	$21,043	9.8%
Savings	117,617	89,866	27,751	30.9%
Money market	147,590	145,384	2,206	1.5%
Certificates of deposit	197,892	184,382	13,510	7.3%
Total deposits	$698,456	$633,946	$64,510	10.2%

The Bancorp’s core deposits include checking, savings, and money market accounts. The overall increase in core deposits is a result of management’s sales efforts along with current customer preferences for short-term, liquid investment alternatives and the acquisition that occurred in the third quarter of 2015.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,
	2015	December 31,	YTD
(Dollars in thousands)	(unaudited)	2014	Change
	Balance	Balance	$	%

Repurchase agreements	$21,447	$17,525	$3,922	22.4%
Borrowed funds	32,195	36,381	(4,186)	-11.5%
Total borrowed funds	$53,642	$53,906	$(264)	-0.5%

Repurchase agreements increased as part of normal account fluctuations within that product line. Borrowed funds decreased as FHLB fixed advances matured and were not replaced.

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

During the nine months ended September 30, 2015, cash and cash equivalents decreased by $10.8 million compared to a $6.9 million increase for the nine months ended September 30, 2014. The primary sources of cash and cash equivalents were increased deposits, sales of loans originated for sale, and proceeds from maturities, pay downs, calls, and sales of available-for-sale securities. The primary uses of cash and cash equivalents were loan originations, the purchase of securities, and the payment of common stock dividends. Cash provided by operating activities totaled $6.8 million for the nine months ended September 30, 2015, compared to cash provided of $8.3 million for the nine month period ended September 30, 2014. The decrease in cash from operating activities was primarily a result of a decrease in clearing accounts that facilitate customer transactions. Cash outflows from investing activities totaled $23.4 million for the current period, compared to cash outflows of $38.1 million for the nine months ended September 30, 2014. The decreased cash outflows for the current nine months were primarily related to proceeds from maturities and pay downs of securities available-for-sale and cash and cash equivalents from acquisition activity. Net cash inflows from financing activities totaled $5.9 million during the current period compared to net cash inflows of $36.7 million for the nine months ended September 30, 2014. The decrease in net cash inflows from financing activities was primarily a result of less reliance on the Federal Home Loan Bank advances and a smaller increase in deposits. On a cash basis, the Bancorp paid dividends on common stock of $2.2 million for the nine months ended September 30, 2015 and $2.0 million for the nine months ended September 30, 2014.

At September 30, 2015, outstanding commitments to fund loans totaled $124.5 million. Approximately 56.9% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $9.1 million at September 30, 2015. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2015, stockholders' equity increased by $3.9 million (5.1%). During the nine months ended September 30, 2015, stockholders’ equity was primarily increased by net income of $5.8 million. Decreasing stockholders’ equity was the declaration of $2.3 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the first nine months of 2015 or 2014.

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

The following table shows that, at September 30, 2015, and December 31, 2014, the Bancorp’s and Bank’s capital exceeded all applicable regulatory capital requirements. During the nine months ended September 30, 2015, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.1 million. Three of these investments currently have ratings that are below investment grade. As a result, approximately $18.8 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both September 30, 2015 and December 31, 2014. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$74.6	12.6%	$26.7	4.5%	$38.5	6.5%
Tier 1 capital to risk-weighted assets	$74.6	12.6%	$35.6	6.0%	$47.4	8.0%
Total capital to risk-weighted assets	$81.3	13.7%	$47.4	8.0%	$59.3	10.0%
Tier 1 capital to adjusted average assets	$74.6	8.9%	$33.7	4.0%	$42.2	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets	$72.0	13.6%	$21.1	4.0%	$31.7	6.0%
Total capital to risk-weighted assets	$78.4	14.8%	$42.3	8.0%	$52.8	10.0%
Tier 1 capital to adjusted average assets	$72.0	9.2%	$23.5	3.0%	$39.2	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2015, without the need for qualifying for an exemption or prior DFI approval, is $9.2 million plus 2015 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On August 28, 2015 the Board of Directors of the Bancorp declared a third quarter dividend of $0.27 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 2, 2015.

Results of Operations - Comparison of the Quarter Ended September 30, 2015 to the Quarter Ended September 30, 2014

For the quarter ended September 30, 2015, the Bancorp reported net income of $1.9 million, compared to net income of $1.9 million for the quarter ended September 30, 2014, an increase of $8 thousand (0.4%). For the current quarter the ROA was 0.91%, compared to 0.98% for the quarter ended September 30, 2014. The ROE was 9.73% for the quarter ended September 30, 2015, compared to 10.34% for the quarter ended September 30, 2014.

Net interest income for the three months ended September 30, 2015 was $7.1 million, an increase of $529 thousand (8.1%), compared to $6.6 million for the quarter ended September 30, 2014. The weighted-average yield on interest-earning assets was 3.87% for the three months ended September 30, 2015, compared to 3.85% for the three months ended September 30, 2014. The weighted-average cost of funds for the quarter ended September 30, 2015, was 0.28%, compared to 0.27% for the quarter ended September 30, 2014. The impact of the 3.87% return on interest earning assets and the 0.28% cost of funds resulted in an interest rate spread of 3.59% for the current quarter, compared to 3.58% for the quarter ended September 30, 2014. Compared to the three months ended September 30, 2014, total interest income increased by $583 thousand (8.3%) while total interest expense increased by $54 thousand (11.5%). The net interest margin was 3.60% for the three months ended September 30, 2015, compared to 3.59% for the quarter ended September 30, 2014. On a tax equivalent basis, the Bancorp’s net interest margin was 3.85% for the three months ended September 30, 2015, compared to 3.86% for the quarter ended September 30, 2014. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended September 30, 2015, interest income from loans increased by $564 thousand (10.2%), compared to the three months ended September 30, 2014. The change was due to an increase in average balances as a result of acquisition activity in the third quarter of 2015. The weighted-average yield on loans outstanding was 4.49% for the current quarter, compared to 4.51% for the three months ended September 30, 2014. Loan balances averaged $542.1 million for the current quarter, an increase of $52.2 million (10.7%) from $489.9 million for the three months ended September 30, 2014. During the three months ended September 30, 2015, interest income on securities and other interest bearing balances increased by $19 thousand (1.2%), compared to the quarter ended September 30, 2014. The change was due to an increase in average balances outstanding. The weighted-average yield on securities and other interest bearing balances was 2.50%, for the current quarter, compared to 2.52% for the three months ended September 30, 2014. Securities balances averaged $235.0 million for the current quarter, up $14.2 million (6.4%) from $220.8 million for the three months ended September 30, 2014. Other interest bearing balances averaged $11.3 million for the current period, down $8.9 million (44.1%) from $20.2 million for the three months ended September 30, 2014. The decrease in other interest bearing balances is a result of increased loan origination and investments in securities.

Interest expense on deposits increased by $76 thousand (22.9%) during the current quarter compared to the three months ended September 30, 2014. The change was due to an increase in average balances outstanding and higher average cost. The weighted-average rate paid on deposits for the three month period ended September 30, 2015 was 0.23% compared to 0.21% for the three months ended September 30, 2014. Total deposit balances averaged $705.9 million for the current quarter, an increase of $63.5 million (9.9%) from $642.4 million for the quarter ended September 30, 2014. Interest expense on borrowed funds decreased by $22 thousand (15.8%) during the current quarter due to a decrease in average balances compared to the three months ended September 30, 2014. The weighted-average cost of borrowed funds was 0.91% for the current quarter, compared to 0.97% for the three months ended September 30, 2014. Borrowed funds averaged $51.4 million during the quarter ended September 30, 2015, a decrease of $6.5 million (11.2%) from $57.9 million for the quarter ended September 30, 2014.

Noninterest income for the quarter ended September 30, 2015 was $1.6 million, an increase of $144 thousand (9.8%) from $1.5 million for the quarter ended September 30, 2014. During the current quarter, fees and service charges totaled $729 thousand, a decrease of $5 thousand (0.7%) from $734 thousand for the quarter ended September 30, 2014. Fees from Wealth Management operations totaled $449 thousand for the quarter ended September 30, 2015, an increase of $74 thousand (19.7%) from $375 thousand for the quarter ended September 30, 2014. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from loan sales totaled $276 thousand for the current quarter, an increase of $98 thousand (55.1%), compared to $178 thousand for the quarter ended September 30, 2014. The increase in gains from the sale of loans is a result of increased mortgage loan origination efforts, including increased originations generated by additional mortgage loan officers. Gains from the sale of securities totaled $32 thousand for the current quarter, a decrease of $31 thousand (49.2%) from $63 thousand for the quarter ended September 30, 2014. Current market conditions continued to provide opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $117 thousand for the current quarter, an increase of $23 thousand (24.5%) from $94 thousand for the quarter ended September 30, 2014. There were no gains on foreclosed real estate for the quarter ended September 30, 2015, compared to gains of $16 thousand for the quarter ended September 30, 2014. Other noninterest income totaled $12 thousand for the quarter, an increase of $1 thousand (9.1%) compared to $11 thousand for the quarter ended September 30, 2014.

Noninterest expense for the quarter ended September 30, 2015 was $6.2 million, an increase of $853 thousand (15.9%) from $5.4 million for the three months ended September 30, 2014. During the current quarter, compensation and benefits totaled $3.4 million, an increase of $392 thousand (13.2%) from $3.0 million for the quarter ended September 30, 2014. The increase in compensation and benefits is the result of the Bancorp’s ordinary course annual adjustments to salaries as well as the addition of sales staff and the acquisition activity that occurred in the third quarter of 2015. Occupancy and equipment totaled $938 thousand for the current quarter, an increase of $73 thousand (8.4%), compared to $865 thousand for the quarter ended September 30, 2014. The increase in occupancy and equipment expense is the result of slightly higher building operating expenses and acquisition activity that occurred in the third quarter of 2015. Data processing expense totaled $322 thousand for the three months ended September 30, 2015, an increase of $31 thousand (10.7%) from $291 thousand for the three months ended September 30, 2014. Data processing expense has increased as a result of increased system utilization. Marketing expense related to banking products totaled $132 thousand for the current quarter, an increase of $24 thousand (22.2%) from $108 thousand for the three months ended September 30, 2014. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $124 thousand for the three months ended September 30, 2015, a decrease of $4 thousand (3.1%) from $128 thousand for the quarter ended September 30, 2014. Other expenses related to banking operations totaled $1.4 million for the quarter ended September 30, 2015, an increase of $337 thousand (33.7%) from $1.0 million for the quarter ended September 30, 2014. The increase in other operating expenses is related to the acquisition of another banking institution during 2015. The Bancorp’s efficiency ratio was 71.4% for the quarter ended September 30, 2015, compared to 66.79% for the three months ended September 30, 2014. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the increase can be attributed to higher noninterest expense relative to net interest income and noninterest income.

Income tax expenses for the three months ended September 30, 2015 totaled $469 thousand, compared to income tax expense of $592 thousand for the three months ended September 30, 2014, a decrease of $123 thousand (20.8%). The combined effective federal and state tax rates for the Bancorp was 19.6% for the three months ended September 30, 2015, compared to 23.6% for the three months ended September 30, 2014. The Bancorp’s lower current quarter effective tax rate is a result of higher tax preferred income.

Results of Operations - Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, the Bancorp reported net income of $5.8 million, compared to net income of $5.7 million for the nine months ended September 30, 2014, an increase of $157 thousand (2.8%). For the current nine months the ROA was 0.96%, compared to 1.00% for the nine months ended September 30, 2014. The ROE was 9.88% for the nine months ended September 30, 2015, compared to 10.51% for the nine months ended September 30, 2014.

Net interest income for the nine months ended September 30, 2015 was $20.1 million, an increase of $1.2 million (6.4%), compared to $18.9 million for the nine months ended September 30, 2014. The weighted-average yield on interest-earning assets was 3.81% for the nine months ended September 30, 2015, compared to 3.84% for the nine months ended September 30, 2014. The weighted-average cost of funds for the nine months ended September 30, 2015, was 0.27%, compared to 0.27% for the nine months ended September 30, 2014. The impact of the 3.81% return on interest earning assets and the 0.27% cost of funds resulted in an interest rate spread of 3.54% for the current nine months, compared to 3.57% for the nine months ended September 30, 2014. Compared to the nine months ended September 30, 2014, total interest income increased by $1.3 million (6.5%) while total interest expense increased by $124 thousand (9.2%). The net interest margin was 3.55% for the nine months ended September 30, 2015, compared to 3.59% for the nine months ended September 30, 2014. On a tax equivalent basis, the Bancorp’s net interest margin was 3.80% for the nine months ended September 30, 2015, compared to 3.83% for the nine months ended September 30, 2014. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the nine months ended September 30, 2015, interest income from loans increased by $1.2 million (7.4%), compared to the nine months ended September 30, 2014. The change was primarily due to an increase in weighted average yield and average balances and acquisition activity that occurred in the third quarter of 2015. The weighted-average yield on loans outstanding was 4.44% for the current nine months, compared to 4.42% for the nine months ended September 30, 2014. Loan balances averaged $510.3 million for the current nine months, an increase of $33.1 million (6.9%) from $477.2 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, interest income on securities and other interest bearing balances increased by $161 thousand (3.6%), compared to the nine months ended September 30, 2014. The increase was due to an increase in average balances outstanding. The weighted-average yield on securities and other interest bearing balances was 2.50%, for the current nine months, compared to 2.61% for the nine months ended September 30, 2014. Securities balances averaged $229.8 million for the current nine months, up $14.3 million (6.6%) from $215.5 million for the nine months ended September 30, 2014. The increase in security average balances is a result of ongoing, consistent investment growth. Other interest bearing balances averaged $14.7 million for the current period, down $4.2 million (40.0%) from $10.5 million for the nine months ended September 30, 2014.

Interest expense on deposits increased by $173 thousand (18.9%) during the current nine months compared to the nine months ended September 30, 2014. The change was primarily due to an increase in average balances and the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the nine months ended September 30, 2015 was 0.22%, compared to 0.20%, for the nine months ended September 30, 2014. Total deposit balances averaged $667.9 million for the current nine months, up $51.6 million (8.4%) from $616.3 million for the nine months ended September 30, 2014. Interest expense on borrowed funds decreased by $49 thousand (11.5%) during the current nine months due to lower average balances, as compared to the nine months ended September 30, 2014. The weighted-average cost of borrowed funds was 0.98% for the current nine months, compared to 0.99% for the nine months ended September 30, 2014. Borrowed funds averaged $51.3 million during the nine months ended September 30, 2015, a decrease of $6.4 million (11.1%) from $57.7 million for the nine months ended September 30, 2014.

Noninterest income for the nine months ended September 30, 2015 was $5.3 million, an increase of $739 thousand (16.2%) from $4.6 million for the nine months ended September 30, 2014. During the current nine months, fees and service charges totaled $2.07 million, an increase of $41 thousand (2.0%) from $2.03 million for the nine months ended September 30, 2014. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $1.3 million for the nine months ended September 30, 2015, an increase of $71 thousand (5.9%) from $1.2 million for the nine months ended September 30, 2014. The increase in Wealth Management income is related to market value changes in assets under management and the timing of one time fees. Gains from loan sales totaled $1.0 million for the current nine months, an increase of $627 thousand (163.7%), compared to $383 thousand for the nine months ended September 30, 2014. The increase in gains from the sale of loans is a result of increased mortgage loan origination efforts, including increased originations generated by additional mortgage loan officers. Gains from the sale of securities totaled $562 thousand for the current nine months, an increase of $42 thousand (8.1%) from $520 thousand for the nine months ended September 30, 2014. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $327 thousand for the nine months ended September 30, 2015, an increase of $17 thousand (5.5%), compared to $310 thousand for the nine months ended September 30, 2014. Gains on foreclosed real estate totaled $24 thousand for the nine months ended September 30, 2015, an increase of $3 thousand (14.3%) from $21 thousand in gains for the nine months ended September 30, 2014. Other noninterest income totaled $37 thousand for the nine months ended September 30, 2015, compared to $99 thousand for the nine months ended September 30, 2014. The decrease in other non-interest income is primarily related to rent from foreclosed real estate properties and income from other one-time items that occurred in 2014.

Noninterest expense for the nine months ended September 30, 2015 was $17.5 million, an increase of $2.0 million (13.0%) from $15.6 million for the nine months ended September 30, 2014. During the current nine months, compensation and benefits totaled $9.7 million, an increase of $1.3 million (15.7%) from $8.4 million for the nine months ended September 30, 2014. The increase in compensation and benefits is the result of the Bancorp’s ordinary course annual adjustments to salaries as well as adding sales staff and acquisition activity that occurred in the third quarter of 2015. Occupancy and equipment totaled $2.7 million for the current nine months, an increase of $248 thousand (10.0%), compared to $2.5 million for the nine months ended September 30, 2014. The increase in occupancy and equipment expense is the result of higher building operating expenses and acquisition activity that occurred in the third quarter of 2015. Data processing expense totaled $950 thousand for the nine months ended September 30, 2015, an increase of $99 thousand (11.6%) from $851 thousand for the nine months ended September 30, 2014. Data processing expense has increased as a result of increased system utilization. Marketing expense related to banking products totaled $390 thousand for the current nine months, an increase of $22 thousand (6.0%) from $368 thousand for the nine months ended September 30, 2014. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $367 thousand for the nine months ended September 30, 2015, an increase of $21 thousand (6.1%) from $346 thousand for the nine months ended September 30, 2014. The increase was the result of lower FDIC assessment rates, despite a growing asset base. Other expenses related to banking operations totaled $3.4 million for the nine months ended September 30, 2015, an increase of $308 thousand (10.1%) from $3.0 million for the nine months ended September 30, 2014. The increase in other operating expenses is primarily related to the acquisition of Liberty. The Bancorp’s efficiency ratio was 69.00% for the nine months ended September 30, 2015, compared to 66.09% for the nine months ended September 30, 2014. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the increase can be attributed to higher noninterest expense relative to net interest income and noninterest income.

Income tax expenses for the nine months ended September 30, 2015 totaled $1.5 million, compared to income tax expense of $1.7 million for the nine months ended September 30, 2014, a decrease of $248 thousand (14.5%). The combined effective federal and state tax rates for the Bancorp was 20.1% for the nine months ended September 30, 2015, compared to 23.2% for the nine months ended September 30, 2014. The Bancorp’s lower current period effective tax rate is a result of higher tax preferred income.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2015, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There are no matters reportable under this item.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the nine months ended September 30, 2015 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2015 – January 31, 2015	-	N/A	-	48,828
February 1, 2015 – February 28, 2015	-	N/A	-	48,828
March 1, 2015 – March 31, 2015	-	N/A	-	48,828
April 1, 2015 – April 30, 2015	-	N/A	-	48,828
May 1, 2015 – May 31, 2015	-	N/A	-	48,828
June 1, 2015 – June 30, 2015	-	N/A	-	48,828
July 1, 2015 – July 31, 2015	-	N/A	-	48,828
August 1, 2015 – August 31, 2015	-	N/A	-	48,828
September 1, 2015 – September 30, 2015	-	N/A	-	48,828
	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: November 2, 2015	/s/ David A. Bochnowski
David A. Bochnowski
Chairman of the Board and Chief Executive
Officer

Date: November 2, 2015	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer