Form 10-K
period 2015-12-31
NORTHWEST INDIANA BANCORP
filed 2016-02-22
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer: ☐ Accelerated filer: ☐ Non-Accelerated filer: ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2015, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $61,015,793.

There were 2,856,657 shares of the registrant’s Common Stock, without par value, outstanding at February 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1.	Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders. (Part III)

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

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its sixteen branch locations. For further information, see “Properties.”

Recent Developments

Regulatory Environment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") contains comprehensive provisions governing the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act regulates, among other institutions, community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp, through a variety of measures, including increased capital requirements and enhanced supervisory authority. The federal banking regulators have implemented and continue to propose new regulations and supervisory guidance under the Dodd-Frank Act and otherwise. The impact of the evolving regulatory environment on the Bancorp’s business and operations depends upon a number of factors, including supervisory priorities and actions, the actions of our competitors and other financial institutions, and the behavior of consumers. Regulatory developments could negatively impact our business strategies, require us to limit or change our business practices, limit our product offerings, invest more management time and resources in compliance efforts, or limit our ability to pursue certain business opportunities and obtain related required regulatory approvals. Regulatory developments also could impact our strategies, the value of our assets, or otherwise adversely affect our business. In addition, the additional expense, time, and resources needed to comply with ongoing regulatory requirements may impact our business and results of operations.

Regulatory Capital Rules. In 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The FDIC and the Office of the Comptroller of the Currency (“OCC”) subsequently approved these rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which were instituted in 2015 and will continue to be phased in through 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Bancorp and the Bank under the final rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer was instituted on January 1, 2016 and will be phased-in over four years, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect on January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%.

The final rules set forth certain changes for the calculation of risk-weighted assets, which were instituted effective as of January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe we are in compliance with the requirements as set forth in the final rules.

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

Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2015, under the 15% of capital and surplus limitation was approximately $12,450,000. At December 31, 2015, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2015, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2015	2014	2013	2012	2011
Type of loan:
Conventional real estate loans:
Construction and development	$41,524	$25,733	$21,462	$23,984	$21,143
Loans on existing properties (1)	432,020	377,247	336,823	334,452	307,850
Consumer (2)	535	472	350	476	589
Commercial business	68,757	58,682	57,716	69,329	63,293
Government	29,062	26,019	21,470	8,740	8,526
Loans receivable (3)	$571,898	$488,153	$437,821	$436,981	$401,401
Type of collateral:
Real estate:
1-to-4 family	$213,756	$189,529	$161,663	$154,627	$154,135
Other dwelling units, land and commercial real estate	259,789	213,451	196,622	203,809	174,859
Consumer	461	351	212	315	455
Commercial business	68,308	58,145	56,767	67,258	61,956
Government	29,062	26,019	21,470	8,740	8,526
Loans receivable (4)	$571,376	$488,038	$437,703	$436,852	$401,285

Average loans outstanding during the period (3)	$522,278	$480,404	$436,430	$423,567	$409,787

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and net deferred loan fees.
(4)	Net of unearned income and net deferred loan fees. Does not include unsecured loans.

Loan Originations, Purchases and Sales. Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown. The amounts are stated in thousands (000’s).

	2015	2014	2013
Loans originated:
Conventional real estate loans:
Construction and development	$6,566	$5,545	$5,740
Existing property	74,305	53,309	38,560
Refinanced	11,673	8,935	11,089
Total conventional real estate loans originated	92,544	67,789	55,389
Commercial business	228,351	154,509	161,434
Consumer	397	310	144
Total loans originated	$321,292	$222,608	$216,967

Whole loans and participations purchased	$27,978	$30,673	$857
Whole loans and participations sold	$45,987	$28,321	$22,116

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2015 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one
	within	but within	After
	one year	five years	five years	Total
Real estate	$59,119	$72,073	$342,352	$473,544
Consumer	85	434	16	535
Commercial business, and other	38,306	37,383	22,130	97,819
Total loans receivable	$97,510	$109,890	$364,498	$571,898

The following table sets forth the dollar amount of all loans due after one year from December 31, 2015, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate	$178,958	$235,468	$414,426
Consumer	447	-	447
Commercial business, and other	49,250	10,265	59,515
Total loans receivable	$228,655	$245,733	$474,388

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

Designated officers have authorities, established by the Board of Directors, to approve loans. Loans up to $2,500,000 are approved by the loan officers’ loan committee. Loans from $2,500,000 to $4,000,000 are approved by the senior officers’ loan committee. All loans in excess of $4,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee. (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) The maximum in-house legal lending limit as set by the Board of Directors is $6,000,000. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board action. Peoples Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 2015, 77% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five, seven or ten year period. ARM originations totaled $7.1 million for 2015 and $4.7 million for 2014. During 2015, ARMs represented 9.6% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

Construction Loans. Construction loans on residential properties are made primarily to individuals and contractors who are under contract with individual purchasers. These loans are personally guaranteed by the borrower. The maximum loan-to-value ratio is 89% of either the current appraised value or the cost of construction, whichever is less. Residential construction loans are typically made for periods of six months to one year.

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

Home Equity Line of Credit. The Bancorp offers a fixed and variable rate revolving line of credit secured by the equity in the borrower’s home. Both products offer an interest only option where the borrower pays interest only on the outstanding balance each month. Equity lines will typically require a second mortgage appraisal and a second mortgage lender’s title insurance policy. Loans are generally made up to a maximum of 89% of the appraised value of the property less any outstanding liens.

Home Improvement Loans and Equity Loans—Fixed Term. Home improvement and equity loans are made up to a maximum of 85% of the appraised value of the improved property, less any outstanding liens. These loans are offered on both a fixed and variable rate basis with a maximum term of 240 months. All home equity loans are made on a direct basis to borrowers.

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

At December 31, 2015, the Bancorp classified four loans totaling $5.0 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one commercial real estate hotel loan in the amount of $4.4 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $522 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan and two commercial business loans totaling $74 thousand for which a reduction in principal was granted. At December 31, 2015, $4.5 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The following table sets forth information regarding the Bancorp’s non-performing assets as of December 31 for each period indicated. The amounts are stated in thousands (000’s).

	2015	2014	2013	2012	2011
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$4,172	$2,443	$2,526	$1,846	$2,481
Commercial	1,007	1,918	807	7,753	10,603
Commercial business	22	238	447	1,644	926
Consumer	-	-	-	10	-
Total	$5,201	$4,599	$3,780	$11,253	$14,010

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$377	$941	$174	$-	$279
Commercial	-	-	-	-	-
Commercial business	-	-	-	229	-
Consumer	-	-	-	-	-
Total	$377	$941	$174	$229	$279

Loans that qualify as troubled debt restructurings and accruing:
Real estate:
Residential	$-	$-	$491	$534	$1,123
Commercial	4,419	4,597	7,657	9,113	7,373
Commercial business	74	90	-	88	-
Consumer	-	-	-	-	-
Total	$4,493	$4,687	$8,148	$9,735	$8,496

Total of non-accrual, 90 days past due, and restructurings	$10,071	$10,227	$12,102	$21,217	$22,785

Ratio of non-performing loans to total assets	0.64%	0.71%	0.57%	1.66%	2.19%
Ratio of non-performing loans to total loans	0.98%	1.10%	0.90%	2.63%	3.56%

Foreclosed real estate	$1,590	$1,745	$1,084	$425	$2,457
Ratio of foreclosed real estate to total assets	0.18%	0.23%	0.16%	0.06%	0.38%

During 2015, gross interest income of $253,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $123,000.

Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Loans internally classified as substandard totaled $11.3 million at December 31, 2015, compared to $9.5 million at December 31, 2014. No loans are internally classified as doubtful at December 31, 2015 or 2014. No loans were classified as loss at either December 31, 2015 or 2014. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $13.5 million at December 31, 2015, compared to $14.5 million at December 31, 2014.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2015 and 2014, impaired loans totaled $7.4 million. The December 31, 2015, impaired loan balances consist of nine commercial real estate and commercial business loans totaling $5.5 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, eight mortgage loans totaling $227 thousand, along with sixty-two purchased credit impaired mortgage loans totaling $1.7 million, have also been classified as impaired. The December 31, 2015 allowance for loan losses (“ALL”) contained $356 thousand in specific allowances for collateral deficiencies, compared to $426 thousand at December 31, 2014. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At December 31, 2015, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in disclosure of such loans as non-accrual, past due or restructured loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For 2015, $954 thousand in provisions to the ALL were required, compared to $875 thousand for 2014 an increase of $79 thousand or 9.0%. The ALL provision increase is primarily a result of increased originations and overall loan portfolio growth. For 2015, charge-offs, net of recoveries, totaled $362 thousand, compared to $1.7 million for 2014. The net loan charge-offs for 2015 were comprised of $230 thousand in residential real estate loans, $67 thousand in commercial business loans, $37 thousand in commercial real estate loans, and $28 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.22% at December 31, 2015, compared to 1.30% at December 31, 2014. The ALL to non-performing loans (coverage ratio) was 124.66% at December 31, 2015, compared to 114.83% at December 31, 2014. The December 31, 2015 balance in the ALL account of $7.0 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	2015	2014	2013	2012	2011
Balance at beginning of period	$6,361	$7,189	$8,421	$8,005	$9,121
Loans charged-off:
Real estate - residential	(239)	(311)	(153)	(336)	(470)
Commercial real estate	(59)	(1,421)	(788)	(256)	(880)
Commercial real estate participations	-	-	(333)	(873)	(3,366)
Commercial business	(77)	-	(567)	(619)	(163)
Consumer	(30)	(32)	(16)	(17)	(55)
Total charge-offs	(405)	(1,764)	(1,857)	(2,101)	(4,934)
Recoveries:
Residential real estate	9	20	1	4	112
Commercial real estate	22	17	9	13	182
Commercial real estate participations	-	2	137	108	-
Commercial business	10	21	23	37	3
Consumer	2	1	5	5	11
Total recoveries	43	61	175	167	308
Net (charge-offs) / recoveries	(362)	(1,703)	(1,682)	(1,934)	(4,626)
Provision for loan losses	954	875	450	2,350	3,510
Balance at end of period	$6,953	$6,361	$7,189	$8,421	$8,005

ALL to loans outstanding	1.22%	1.30%	1.64%	1.93%	1.99%
ALL to nonperforming loans	124.66%	114.83%	181.81%	73.34%	56.03%
Net charge-offs / recoveries to average loans outstanding during the period	-0.07%	-0.35%	-0.39%	-0.46%	-1.13%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2015		2014		2013		2012		2011
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	1,711	37.4	1,877	38.8	1,444	36.9	1,024	35.4	1,161	38.4
Commercial and other dwelling	4,436	45.4	3,658	43.7	4,820	44.9	6,158	46.6	5,728	43.5
Consumer loans	38	0.1	18	0.1	12	0.1	19	0.1	15	0.1
Commercial business and other	768	17.1	808	17.4	913	18.1	1,220	17.9	1,101	18.0
Total	6,953	100.0	6,361	100.0	7,189	100.0	8,421	100.0	8,005	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2015, the Bancorp did not hold as investments any derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest-bearing balances in financial institutions and federal funds. At December 31, 2015, the Bancorp’s investment portfolio totaled $233.4 million. In addition, the Bancorp had $845 thousand of federal funds sold, and $3.0 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2015	2014	2013
Money market fund	$525	$6,453	$1,336
U.S. government agencies:
Available-for-sale	17,431	12,869	18,360
Mortgage-backed securities (1):
Available-for-sale	58,259	49,176	41,003
Collateralized Mortgage Obligations (1):
Available-for-sale	60,914	68,398	59,312
Municipal Securities:
Available-for-sale	93,487	80,725	73,653
Trust Preferred Securities:
Available-for-sale	2,734	2,432	1,968
Totals	$233,350	$220,053	$195,632

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2015, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Money market fund:	$525	0.01%	$-	0.00%	$-	0.00%	$-	0.00%
U.S. government Agencies:
AFS	-	0.00%	15,447	1.58%	1,984	2.01%	-	0.00%
Municipal Securities:
AFS	490	4.50%	4,981	4.24%	20,379	3.99%	67,637	3.39%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	2,734	1.28%
Totals	$1,015	4.51%	$20,428	2.23%	$22,363	3.81%	$70,371	3.31%

The Bancorp currently holds four trust preferred securities of which three of the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2015, the cost basis of the three trust preferred securities in non-accrual status totaled $3.8 million. Current estimates indicate that the interest payment delays may continue through 2019. One trust preferred security with a cost basis of $1.3 million remains in accrual status.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2015, the Bancorp had $18.5 million in repurchase agreements. Other borrowings totaled $39.5 million, of which $39.1 million represents FHLB advances.

Deposits. Retail and commercial deposits are attracted principally from within the Bancorp’s primary market area. The Bancorp offers a broad selection of deposit instruments including non-interest bearing demand accounts, interest bearing demand accounts, savings accounts, money market deposit accounts, certificate accounts and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Certificate account offerings typically range in maturity from ten days to 42 months. The deregulation of federal controls on insured deposits has allowed the Bancorp to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Bancorp does not obtain funds through brokers.

The following table presents the average daily amount of deposits and average rates paid on such deposits for the years indicated. The amounts are stated in thousands (000’s).

	2015		2014		2013
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$91,737	-	$83,430	-	$73,834	-
Interest bearing demand deposits	138,006	0.07	119,772	0.08	110,831	0.06
MMDA accounts	150,288	0.18	148,633	0.18	132,794	0.17
Savings accounts	105,557	0.07	89,565	0.05	83,340	0.05
Certificates of deposit	190,858	0.55	181,406	0.47	162,264	0.50
Total deposits	$676,446	0.22	$622,806	0.20	$563,063	0.20

Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2015 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$17,208
Over 3 months through 6 months	19,477
Over 6 months through 12 months	30,476
Over 12 months	24,323
Total	$91,484

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

	At December 31,
Repurchase agreements:	2015	2014	2013
Balance	$18,508	$17,525	$14,031
Securities underlying the agreements:
Ending carrying amount	23,479	103,754	23,729
Ending fair value	23,479	103,754	23,729
Weighted average rate (1)	0.45%	0.35%	0.38%

	For year ended December 31,
	2015	2014	2013
Highest month-end balance	$22,020	$25,540	$21,652
Average outstanding balance	18,003	18,029	18,016
Weighted average rate on securities sold under agreements to repurchase (2)	0.38%	0.37%	0.38%

	At December 31,
	2015	2014	2013
Fixed rate short-term advances from the FHLB	$10,000	$8,000	$8,000
Fixed rate long-term advances from the FHLB	24,100	28,100	22,100
Variable advances from the FHLB	5,000	-	-
FHLB line-of-credit	-	-	714
Overdrawn due from other financial institutions	393	281	84
Total borrowings	$39,493	$36,381	$30,898

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

The activities of the Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2015, the market value of the Wealth Management Group’s assets totaled $280.6 million, an increase of $4.9 million, compared to December 31, 2014.

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

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest-bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2015.

Weighted average yield:
Securities	2.66%
Loans receivable	4.44%
Federal Home Loan Bank stock	4.66%
Total interest-earning assets	3.84%

Weighted average cost:
Deposit accounts	0.22%
Borrowed funds	0.95%
Total interest-bearing liabilities	0.28%

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.56%

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2015	2014	2013
Return on average assets	0.96%	0.97%	1.03%
Return on average equity	9.90%	10.14%	10.17%
Average equity-to-average assets ratio	9.70%	9.58%	10.12%
Dividend payout ratio	38.50%	37.30%	33.90%

	At December 31,
	2015	2014	2013
Total stockholders’ equity to total assets	9.35%	9.83%	9.63%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

The amounts are stated in thousands (000's).

	Year ended December 31, 2015			Year ended December 31, 2014			Year ended December 31, 2013
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$11,022	$28	0.25%	$13,122	$33	0.25%	$15,638	$40	0.26%
Federal funds sold	435	-	0.10	346	1	0.29	4,961	1	0.02
Securities	231,366	6,151	2.66	217,226	5,917	2.72	191,680	5,225	2.73
Total investments	242,823	6,179	2.54	230,694	5,951	2.58	212,279	5,266	2.48
Loans:*
Real estate mortgage loans	429,724	19,766	4.60	392,573	17,941	4.57	357,895	17,772	4.97
Commercial business loans	92,047	3,418	3.71	87,337	3,272	3.75	78,152	3,101	3.97
Consumer loans	507	19	3.75	494	19	3.85	382	18	4.71
Total loans	522,278	23,203	4.44	480,404	21,232	4.42	436,429	20,891	4.79
Total interest-earning assets	765,101	29,382	3.84	711,098	27,183	3.82	648,708	26,157	4.03
Allowance for loan losses	(6,625)			(6,800)			(7,899)
Cash and due from banks	11,963			11,779			9,893
Premises and equipment	18,140			17,741			17,402
Other assets	28,782			27,613			22,986
Total assets	$817,361			$761,431			$691,090

Liabilities:

Demand deposit	$91,737	$-	-%	$83,430	$-	-%	$73,834	$-	-%
NOW accounts	138,006	101	0.07	119,772	94	0.08	110,831	72	0.06
Money market demand accounts	150,288	273	0.18	148,633	269	0.18	132,794	226	0.17
Savings accounts	105,557	77	0.07	89,565	45	0.05	83,340	42	0.05
Certificates of deposit	190,858	1,058	0.55	181,406	845	0.47	162,264	804	0.50
Total interest-bearing deposits	676,446	1,509	0.22	622,806	1,253	0.20	563,063	1,144	0.20
Borrowed funds	52,803	504	0.95	57,908	567	0.98	51,056	586	1.15
Total interest-bearing liabilities	729,249	2,013	0.28	680,714	1,820	0.27	614,119	1,730	0.28

Other liabilities	8,813			7,774			7,005
Total liabilities	738,062			688,488			621,124

Stockholders' equity	79,299			72,943			69,966
Total liabilities and stockholders' equity	$817,361			$761,431			$691,090
Net interest income		$27,369			$25,363			$24,427
Net interest spread			3.56%			3.56%			3.75%
Net interest margin**			3.58%			3.57%			3.77%

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

	Year Ended December 31,			Year Ended December 31,
	2015	vs.	2014	2014	vs.	2013
	Increase / (Decrease)			Increase / (Decrease)
	Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$1,860	$112	$1,972	$2,013	$(1,672)	$341
Securities	378	(144)	234	696	(4)	692
Other interest-earning assets	(5)	(1)	(6)	(16)	9	(7)
Total interest-earning assets	2,233	(33)	2,200	2,693	(1,667)	1,026

Interest Expense:
Deposits	113	143	256	120	(11)	109

Borrowed Funds	(49)	(14)	(63)	73	(92)	(19)
Total interest-bearing liabilities	64	129	193	193	(103)	90

Net change in net interest income/(expense)	$2,169	$(162)	$2,007	$2,500	$(1,564)	$936

Bank Subsidiary Activities

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2015, the Bank had an investment balance of $171 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2015, the Bank had an investment balance of $256.4 million in NWIN, LLC.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2015, the REIT held assets of $22.8 million in real estate loans.

Columbia Development Company, LLC is a wholly owned subsidiary of the Bank and was incorporated under the laws of the State of Indiana. The subsidiary holds real estate properties that the Bank has acquired through the foreclosure process. At December 31, 2015, the Bank had an investment balance of $1.8 million in Columbia Development Company, LLC.

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

Personnel

As of December 31, 2015, the Bank had 179 full-time and 36 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has five officers (listed below under Item 4.5 “Executive Officers of the Bancorp”), but has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

Under the Dodd-Frank Act, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. This support may be required by the FRB at times when the Bancorp may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to provide limited guarantee of the compliance by any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

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

Capital Requirements. Federal regulations require FDIC insured depository institutions, including state chartered FRB member banks, to meet several minimum capital standards: (i) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (ii) a Tier 1 capital to risk-based assets ratio of 6.0%; (iii) a total capital to risk-based assets ratio of 8%; and (iv) a 4% Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

As noted, the capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, and residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2015, the Bank met all applicable capital adequacy requirements.

Bank holding companies are generally subject to consolidated capital requirements established by the FRB. The Dodd-Frank Act required the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries. The previously discussed final rule concerning regulatory capital accomplished this directive, effective January 1, 2015. However, legislation was enacted in December 2014 which required the FRB to amend its “Small Bank Holding Company” exemption from consolidated bank holding company capital requirements to generally extend the applicability of the exemption from $500 million to $1 billion in assets. Regulations implementing this legislation were effective May 15, 2015. Consequently, bank holding companies with less than $1 billion in consolidated assets, such as the Bancorp, are exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases.

Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The law requires that certain supervisory actions be taken against undercapitalized institutions, the severity of which depends on the degree of undercapitalization. The FRB has adopted regulations to implement the prompt corrective action legislation as to state member banks. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Subject to a narrow exception, a receiver or conservator is required to be appointed for an institution that is “critically undercapitalized” within specified time frames. The regulations also provide that a capital restoration plan must be filed with the FRB within 45 days of the date an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the institution’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FRB could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

The following table shows that, at December 31, 2015, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2015 the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2015, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$76.0	12.4%	$27.6	4.5%	$39.9	6.5%
Tier 1 capital to risk-weighted assets	$76.0	12.4%	$36.8	6.0%	$49.1	8.0%
Total capital to risk-weighted assets	$83.0	13.5%	$49.1	8.0%	$61.3	10.0%
Tier 1 capital to adjusted average assets	$76.0	9.0%	$33.9	4.0%	$42.3	5.0%

Banking regulators may change these capital requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when any such further capital requirements would be imposed and, if so, to what levels and on what schedule.

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest-bearing transaction accounts. Rather, deposits held in noninterest-bearing transaction accounts are aggregated with interest-bearing deposits the owner may hold in the same ownership category, and the combined insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid deposit insurance assessments of $522 thousand during the year ended December 31, 2015. For 2015, the deposit insurance assessment rate before applying one time credits was approximately 0.067% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2015, the FICO assessment rate ranged between 0.58 and 0.66 basis points for each $100 of insured deposits per quarter. The Bank paid interest payment assessments of $43 thousand during the year ended December 31, 2015. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. The FDIC has set the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits, which the FDIC has established as a long-term goal.

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. These changes went into effect in April 2011. The rate schedules set forth in the rule are scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2%, and 2.5%.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2015, the Bank was in compliance with this requirement.

At December 31, 2015, the Bancorp owned $3.00 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of $39.1 million from the FHLBI. The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $151 thousand in 2015. At December 31, 2015, the Bancorp’s excess borrowing capacity based on collateral from the FHLBI was $94.5 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Accounting for Income Taxes

At December 31, 2015, the Bancorp’s consolidated total deferred tax assets were $4.2 million and the consolidated total deferred tax liabilities were $2.1 million, resulting in a consolidated net deferred tax asset of $2.1 million, net of a $91,000 valuation allowance. The valuation allowance of $91,000 was provided for the state tax credit, as management does not believe these amounts will be fully utilized before statutory expiration.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s sixteen banking locations. The Bancorp owns all of its office properties.

The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2015. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue
Munster, IN 46321-3517	1985	$631,788	11,640	$3,328,589
141 W. Lincoln Highway
Schererville, IN 46375-1851	1990	631,678	9,444	2,241,948
7120 Indianapolis Blvd.
Hammond, IN 46324-2221	1979	110,756	2,600	984,550
1300 Sheffield Avenue
Dyer, IN 46311-1548	1976	167,361	2,100	959,921
7915 Taft Street
Merrillville, IN 46410-5242	1968	110,593	2,750	889,095
8600 Broadway Avenue
Merrillville, IN 46410-7034	1996	1,052,463	4,400	2,545,606
4901 Indianapolis Blvd.
East Chicago, IN 46312-3604	1995	706,257	4,300	1,708,673
1501 Lake Park Avenue
Hobart, IN 46342-6637	2000	1,642,371	6,992	3,072,258
9204 Columbia Avenue
Corporate Center Building
Munster, IN 46321-3517	2003	4,789,378	36,685	12,759,857
855 Stillwater Parkway
Crown Point, IN 46307-5361	2007	1,655,597	3,945	2,456,229
1801 W. 25th Avenue
Gary, IN 46404-3546	2008	1,423,604	2,700	1,948,166
2905 Calumet Avenue
Valparaiso, IN 46383-2645	2009	1,877,763	2,790	2,340,866
9903 Wicker Avenue
St. John, IN 46373-9402	2010	1,433,586	2,980	2,169,537
130 Rimbach Street
Hammond, IN 46320-1710	2014	896,636	5,230	1,151,639
9030 Cline Avenue
Highland, IN 46322-2204	2014	412,135	3,660	597,185
1900 Indianapolis Blvd.
Whiting, IN 46394-1510	2015	644,255	9,922	782,233
10688 Randolph Street
Crown Point, IN 46307-9424	2015	755,950	2,032	921,031

The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions and electronic banking. Additionally, the Bank utilizes Accutech in Muncie, Indiana for its Wealth Management operations.

The net book value of the Bank’s property, premises and equipment totaled $18.9 million at December 31, 2015.

Item 3. Legal Proceedings

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

Executive Officer	Age at December 31, 2015	Position
David A. Bochnowski	70	Chairman, Chief Executive Officer
Benjamin J. Bochnowski	35	President, Chief Operating Officer
John J. Diederich	63	Executive Vice President
Robert T. Lowry	54	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	57	Executive Vice President, General Counsel, Corporate Secretary

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

David A. Bochnowski is Chairman, Chief Executive Officer, of the Bancorp and the Bank, and is accountable to the Board of Directors, customers, shareholders, employees and stakeholders for the operation of the company. He has been the Chief Executive Officer since 1981 and became the Chairman in 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is a past Chairman of America’s Community Bankers (ACB), now known as the new American Bankers Association (ABA) a national bank trade association. He is a member of the Security and Exchange Commission’s Advisory Committee on Small and Emerging Companies. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Healthcare System, a former chairman of the Legacy Foundation of Lake County, a Director of One Region, serves as a Trustee and Vice Chairman of Calumet College, and serves on the board of directors of Valparaiso University. He is a former Chairman of the Indiana Department of Financial Institutions; former Chairman of the Indiana League of Savings Institutions, now known as the Indiana Bankers Association; former director of the Federal Home Loan Bank of Indianapolis; and, a former member of the Federal Reserve Thrift Institutions Advisory Committee. Before joining the Bank, Mr. Bochnowski was an attorney, self-employed in private practice. He holds an undergraduate Bachelor of Science and Juris Doctorate degrees from Georgetown University and a Master’s Degree from Howard University. He served as an officer in the United States Army and is a Vietnam veteran. Mr. Bochnowski is the father of Benjamin Bochnowski, the President and Chief Operating Officer of the Bancorp and Bank.

Benjamin J. Bochnowski has served as President and Chief Operating Officer of Northwest Indiana Bancorp and Peoples Bank, SB (“Peoples”) since January 2015. Since joining Peoples in 2010, Mr. Bochnowski has had bank-wide responsibility for strategic planning and execution, and enterprise risk management. Prior to his appointment, Mr. Bochnowski held the position of Executive Vice President, Chief Operating Officer; he had also held positions overseeing risk management and strategic planning. He earned a bachelor’s degree from the University of Michigan, followed by an MBA from ESADE business school in Barcelona, Spain. He speaks Spanish, and is a graduate of the American Bankers Association’s Stonier Graduate School of Banking with a Leadership Certificate from the Wharton School at the University of Pennsylvania. Mr. Bochnowski volunteers with the Volunteer Income Tax Assistance (VITA) Program for low-income individuals. He is a Board Member at the Legacy Foundation, the Dunes National Park Association, and has been a mentor for the Entrepreneurship Bootcamp for Veterans at Purdue University. Mr. Bochnowski is the son of David A. Bochnowski, the Chairman, Chief Executive Officer of the Bancorp and the Bank.

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

Robert T. Lowry is Executive Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, financial reporting, and risk management activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Assistant Controller, Internal Auditor and Controller. Mr. Lowry is a Certified Public Accountant (CPA) and a Chartered Global Management Accountant (CGMA). Mr. Lowry holds a Masters of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry has taught online courses for the American Bankers Association that focused on capital and liquidity management, interest rate risk and investments. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana as board treasurer and chairman of the finance committee. In addition, Mr. Lowry is a volunteer for the IRS Volunteer Income Tax Assistance (VITA) program. He is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society.

Leane E. Cerven is Executive Vice President, General Counsel, and Corporate Secretary of the Bancorp and the Bank. Ms. Cerven joined the Bancorp and the Bank in May of 2010. Prior to joining the Bancorp and Bank, she practiced law for sixteen years in Chicago, first as an Associate Attorney with Mayer, Brown & Platt where she practiced primarily in the banking area, which included transactions involving the Resolution Trust Corporation/FDIC, corporate, international, bankruptcy, and litigation practice areas, and then as Vice President and Legal Counsel for Bank One where she practiced primarily in the commercial finance area, including secured and unsecured transactions, mergers and acquisitions, workouts, purchase of assets out of bankruptcy, international and multicurrency transactions, syndications, ESOP financings, and capital regulations. She is licensed to practice law in Indiana and Illinois. Ms. Cerven holds a Juris Doctorate degree from Valparaiso University School of Law and a Bachelor of Arts degree from the University of Minnesota, Minneapolis. She is a 2014 graduate of the ABA Stonier Graduate School of Banking and successfully completed The Wharton School Leadership Certificate. She is a member of the Stonier Graduate School of Banking Advisory Board. She is also a member of the ABA’s Regional Bank General Counsels Group. Ms. Cerven is actively involved in community service and serves on the Bioethics Committees for St. Catherine’s Hospital, East Chicago, and St. Mary’s Hospital, Hobart. She is a Master Fellow of the Indiana Bar Foundation and a member of the Women Lawyers Association, the Lake County Bar Association, the Indiana State Bar Association, the Chicago Bar Association, and the American Bar Association.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Bancorp’s Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board. The Bancorp’s stock is not actively traded. As of February 19, 2016, the Bancorp had 2,856,657 shares of common stock outstanding and 407 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms. Set forth below are the high and low bid prices during each quarter for the years ended December 31, 2015 and December 31, 2014. The bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Also set forth is information concerning the dividends declared by the Bancorp during the periods reported. Note 11 to the Financial Statements describes regulatory limits on the Bancorp’s ability to pay dividends.

				Dividends
		Per Share Prices		Declared Per
		High	Low	Common Share
Year Ended
December 31, 2015	1st Quarter	$27.75	$26.50	$0.25
	2nd Quarter	27.35	26.40	0.27
	3rd Quarter	31.99	26.25	0.27
	4th Quarter	31.10	29.26	0.27

Year Ended
December 31, 2014	1st Quarter	$27.95	$25.00	$0.22
	2nd Quarter	26.90	24.88	0.25
	3rd Quarter	27.10	25.75	0.25
	4th Quarter	26.50	25.16	0.25

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the twelve months ended December 31, 2015 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2015 – January 31, 2015	-	N/A	-	48,828
February 1, 2015 – February 28, 2015	-	N/A	-	48,828
March 1, 2015 – March 31, 2015	-	N/A	-	48,828
April 1, 2015 – April 30, 2015	-	N/A	-	48,828
May 1, 2015 – May 31, 2015	-	N/A	-	48,828
June 1, 2015 – June 30, 2015	-	N/A	-	48,828
July 1, 2015 – July 31, 2015	-	N/A	-	48,828
August 1, 2015 – August 31, 2015	-	N/A	-	48,828
September 1, 2015 – September 30, 2015	-	N/A	-	48,828
October 1, 2015 –October 31, 2015	-	N/A	-	48,828
November 1, 2015 – November 30, 2015	-	N/A	-	48,828
December 1, 2015 – December 31, 2015	-	N/A	-	48,828
	-	N/A	-	48,828

(1) The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 6. Selected Financial Data

Fiscal Year Ended	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Statement of Income:

Total interest income	$29,383	$27,183	$26,157	$26,075	$26,986
Total interest expense	2,013	1,820	1,730	2,348	3,231
Net interest income	27,370	25,363	24,427	23,727	23,755
Provision for loan losses	954	875	450	2,350	3,510
Net interest income after
provision for loan losses	26,416	24,488	23,977	21,377	20,245
Noninterest income	6,850	6,074	5,359	7,536	6,247
Noninterest expense	23,616	21,015	19,821	20,119	19,928
Net noninterest expense	16,766	14,941	14,462	12,583	13,681
Income tax expenses	1,798	2,153	2,397	1,941	1,179
Net income	$7,852	$7,394	$7,118	$6,853	$5,385

Basic earnings per common share	$2.75	$2.60	$2.50	$2.41	$1.90
Diluted earnings per common share	$2.75	$2.60	$2.50	$2.41	$1.90
Cash dividends declared per common share	$1.06	$0.97	$0.85	$0.72	$0.60

	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Balance Sheet:

Total assets	$864,893	$775,044	$693,453	$691,845	$651,758
Loans receivable	571,898	488,153	437,821	436,981	401,401
Investment securities	233,350	213,600	194,296	187,475	186,962
Deposits	714,875	633,946	572,893	566,409	526,881
Borrowed funds	58,001	53,906	44,929	49,505	52,013
Total stockholders' equity	80,909	76,165	66,761	67,651	62,960

	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
Interest Rate Spread During Period:

Average effective yield on loans and
investment securities	3.84%	3.82%	4.03%	4.14%	4.50%
Average effective cost of deposits and borrowings	0.28%	0.27%	0.28%	0.39%	0.56%
Interest rate spread	3.56%	3.55%	3.75%	3.75%	3.94%

Net interest margin	3.58%	3.57%	3.77%	3.77%	3.96%
Return on average assets	0.96%	0.97%	1.03%	1.02%	0.84%
Return on average equity	9.90%	10.14%	10.17%	10.27%	8.90%

	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011

Common equity tier 1 capital to risk-weighted assets	12.4%	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	12.4%	13.6%	14.3%	13.4%	13.1%
Total capital to risk-weighted assets	13.5%	14.8%	15.6%	14.6%	14.3%
Tier 1 capital to adjusted average assets	9.0%	9.2%	10.0%	9.4%	9.2%

Allowance for loan losses to total loans	1.22%	1.30%	1.64%	1.93%	1.99%
Allowance for loan losses to non-performing loans	124.66%	114.83%	181.81%	73.34%	56.03%
Non-performing loans to total loans	0.98%	1.10%	0.90%	2.63%	3.56%

Total loan accounts	5,628	5,140	4,472	4,416	4,567
Total deposit accounts	30,968	28,955	29,861	27,790	28,303
Total branches (all full service)	16	14	12	12	12

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

At December 31, 2015, the Bancorp had total assets of $864.9 million and total deposits of $714.9 million. The Bancorp's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) that is administered by the Federal Deposit Insurance Corporation (FDIC), an agency of the federal government. At December 31, 2015, stockholders' equity totaled $80.9 million, with book value per share at $28.38. Net income for 2015 was $7.9 million, or $2.75 basic and diluted earnings per common share. The return on average assets was 0.96%, while the return on average stockholders’ equity was 9.90%.

Financial Condition

During the year ended December 31, 2015, total assets increased by $89.8 million (11.6%), to $864.9 million, with interest-earning assets increasing by $83.6 million (11.5%). At December 31, 2015, interest-earning assets totaled $812.3 million and represented 93.9% of total assets. Loans totaled $571.9 million and represented 70.4% of interest-earning assets, 66.1% of total assets and 80.0% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $213.8 million (37.4%) in residential real estate loans, $172.7 million (30.2%) in commercial real estate loans, $68.8 million (12.0%) in commercial business loans, $45.5 million (7.9%) in multifamily loans, $41.5 million (7.3%) in construction and land development loans, $29.1 million (5.1%) in government, and $535 thousand (0.1%) in consumer loans. Adjustable rate loans comprised 57.8% of total loans at year-end. During 2015, loan balances increased by $83.7 million (17.2%), with government, residential real estate, home equity line of credit balances, commercial business, commercial real estate, construction and land development, and multifamily increasing. The increase in loans during the year is the result of the Liberty acquisition and improving credit and economic conditions.

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. During 2015, the Bancorp sold $47.7 million in newly originated fixed rate mortgage loans, compared to $26.2 million during 2014. Net gains realized from the mortgage loan sales totaled $1.2 million for 2015, compared to $623 thousand for 2014. At December 31, 2015, the Bancorp had $2.4 million in loans that were classified as held for sale.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $5.6 million at December 31, 2015, compared to $5.5 million at December 31, 2014, an increase of $38 thousand or 0.7%. The ratio of non-performing loans to total loans was 0.98% at December 31, 2015, compared to 1.10% at December 31, 2014. The ratio of non-performing loans to total assets was 0.64% at December 31, 2015, compared to 0.71% at December 31, 2014. The slight increase in the balance of non-performing loans for 2015 is primarily the result of ongoing operations and is not specific to any large individual borrowers. At December 31, 2015, all non-performing loans are also accounted for on a non-accrual basis, except for seven residential real estate loans totaling $377 thousand that were classified as accruing and 90 days past due.

Loans, internally classified as substandard, totaled $11.3 million at December 31, 2015, compared to $9.5 million at December 31, 2014 an increase of $1.8 million or 18.9%. The increase in substandard loans is primarily due to the Liberty acquisition. The current level of substandard loans is concentrated in one accruing commercial real estate hotel loan in the amount of $4.4 million which is the largest loan in this group. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2015 or December 31, 2014. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $13.5 million at December 31, 2015, compared to $14.5 million at December 31, 2014 a decrease of $1.0 million or 6.9%. The decrease in watch loans is not isolated with any one borrower and is the result of ongoing business operations related to the management of a loan portfolio.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2015 and 2014, impaired loans totaled $7.4 million. The December 31, 2015, impaired loan balances consist of nine commercial real estate and commercial business loans totaling $5.5 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, eight mortgage loans totaling $227 thousand, along with sixty-two purchased credit impaired mortgage loans totaling $1.7 million, have also been classified as impaired. The December 31, 2015 ALL contained $356 thousand in specific allowances for collateral deficiencies, compared to $426 thousand at December 31, 2014. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At December 31, 2015, the Bancorp classified four loans totaling $5.0 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings includes one commercial real estate hotel loan in the amount of $4.4 million, for which significant deferrals of principal repayments were granted; one commercial real estate loan in the amount of $522 thousand for which a significant deferral of principal and interest repayment was granted by the Bank as required by a bankruptcy plan; and two commercial business loans totaling $74 thousand for which a reduction in principal was granted. At December 31, 2015, $4.5 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At December 31, 2015, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For 2015, $954 thousand in provisions to the ALL were required, compared to $875 thousand for 2014 an increase of $79 thousand or 9.0%. Purchased loans from the Liberty acquisition resulted in additional provisions for the year, however, the ALL provision increase is primarily a result of increased originations and overall loan portfolio growth. For 2015, charge-offs, net of recoveries, totaled $362 thousand, compared to $1.7 million for 2014. The net loan charge-offs for 2015 were comprised of $230 thousand in residential real estate loans, $67 thousand in commercial business loans, $37 thousand in commercial real estate loans, and $28 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.22% at December 31, 2015, compared to 1.30% at December 31, 2014. The decrease in the ratio was partially due to the acquisition of Liberty and the subsequent addition of purchased loans at fair value. The ALL to non-performing loans (coverage ratio) was 124.66% at December 31, 2015, compared to 114.83% at December 31, 2014. The December 31, 2015 balance in the ALL account of $7.0 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At December 31, 2015, foreclosed real estate totaled $1.6 million, which was comprised of seventeen properties, compared to $1.7 million and fourteen properties at December 31, 2014. During 2015, loans totaling $654 thousand were transferred into foreclosed real estate, while net sales of foreclosed real estate totaled $810 thousand. Net losses from the 2015 sales totaled $35 thousand. At the end of December 2015 all of the Bancorp’s foreclosed real estate is located within its primary market area.

At December 31, 2015, the Bancorp's investment portfolio totaled $233.4 million and was invested as follows: 51.1% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 40.1% in municipal securities, 7.5% in U.S. government agency debt securities, 1.2% in trust preferred securities, and 0.1% in a money market fund. During 2015, securities increased by $13.3 million (6.0%). In addition, at December 31, 2015, the Bancorp had $3.0 million in FHLB stock.

As of December 31, 2015, three of the Bancorp’s four investments in trust preferred securities are in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities on non-accrual status. At December 31, 2015, the cost basis of the three trust preferred securities on non-accrual status totaled $3.8 million. One trust preferred security with a cost basis of $1.3 million remains on accrual status.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At December 31, 2015, deposits totaled $714.9 million. During 2015, deposits increased by $80.9 million (12.8%). The 2015 change in deposits was comprised of the following: certificates of deposit increased by $10.1 million (5.5%), checking accounts increased by $33.3 million (15.8%), savings accounts increased by $28.6 million (31.8%), and money market deposit accounts (MMDA’s) increased by $8.9 million (6.1%). Deposit balances increased for the year as a result of the acquisition of Liberty as well as the continued customer preferences for liquid investments in the current low interest rate environment.

The Bancorp’s borrowed funds are primarily comprised of repurchase agreements and FHLB advances that are used to fund asset growth not supported by deposit generation. At December 31, 2015, borrowed funds totaled $58.0 million compared to $53.9 million at December 31, 2014, an increase of $4.1 million (7.6%). Loan and investment securities growth for the year was primarily supported by core deposit growth, as well as increased borrowings. Retail repurchase agreements totaled $18.5 million at December 31, 2015, compared to $17.5 million at December 31, 2014, an increase of $1.0 million (5.6%). FHLB advances totaled $39.1 million, increasing $3.0 million or 8.3%. The Bancorp’s FHLB line of credit carried no balance at December 31, 2015 and December 31, 2014. Other short-term borrowings totaled $393 thousand at December 31, 2015, compared to $281 thousand at December 31, 2014.

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

During 2015, cash and cash equivalents decreased $10.4 million compared to an increase of $2.2 million for 2014. During 2015, the primary sources of cash and cash equivalents were from maturities and sales of securities, deposit originations, loan sales and repayments, FHLB advances, and cash from operating activities. The primary uses of cash and cash equivalents were loan originations, purchases of securities, FHLB advance repayments, and the payment of common stock dividends. During 2015, cash from operating activities totaled $9.5 million, compared to $9.6 million for 2014. The 2015 increase in cash provided by operating activities was primarily a result of originations of loans for sale. Cash outflows from investing activities totaled $44.8 million during 2015, compared to outflows of $35.0 million during 2014. The changes for the current year were related to increased loan originations and purchases of securities. Net cash inflows from financing activities totaled $24.9 million in 2015, compared to net cash inflows of $27.6 million in 2014. The decrease during 2015 was primarily due to the use of fewer FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $3.0 million and $2.7 million during 2015 and 2014, respectively. During 2015, the Bancorp’s Board of Directors increased dividends as earnings and capital improved.

Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. Stockholders' equity totaled $80.9 million at December 31, 2015, compared to $76.2 million at December 31, 2014, an increase of $4.7 million (6.2%). The increase was primarily the result of net income of $7.9 million less $3.0 million in cash dividends. At December 31, 2015, book value per share was $28.38 compared to $26.78 for 2014.

The Bancorp is subject to risk-based capital guidelines adopted by the FRB, and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. These regulations divide capital into various tiers, as described in “Recent Developments – Regulatory Capital Rules” above. The following table shows that, at December 31, 2015, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2015, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$76.0	12.4%	$27.6	4.5%	$39.9	6.5%
Tier 1 capital to risk-weighted assets	$76.0	12.4%	$36.8	6.0%	$49.1	8.0%
Total capital to risk-weighted assets	$83.0	13.5%	$49.1	8.0%	$61.3	10.0%
Tier 1 capital to adjusted average assets	$76.0	9.0%	$33.9	4.0%	$42.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2016, with prior DFI approval is $9.7 million plus 2016 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 20, 2015, the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.27 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 6, 2016.

Results of Operations –

Comparison of 2015 to 2014

Net income for 2015 was $7.9 million, compared to $7.4 million for 2014, an increase of $458 thousand (6.2%). The increase in net income for 2015 was the result of higher net interest income and lower income tax expense. The earnings represent a return on average assets of 0.96% for 2015 compared to 0.97% for 2014. The return on average equity was 9.90% for 2015 compared to 10.14% for 2014.

Net interest income for 2015 was $27.4 million, an increase of $2.0 million (7.9%) from $25.4 million for 2014. During the year, the Bancorp’s cost of funds continued to be positively impacted by the Federal Reserve’s actions in maintaining a low short-term interest rate environment, however, the Bancorp’s yield on interest earning assets is being negatively impacted by lower long-term interest rates. The weighted-average yield on interest-earning assets was 3.84% for 2015 compared to 3.82% for 2014. The weighted-average cost of funds was 0.28% for 2015 compared to 0.27% for 2014. The impact of the 3.84% return on interest earning assets and the 0.28% cost of funds resulted in a net interest spread of 3.56% for 2015, compared to 3.55% in 2014. During 2015, total interest income increased by $2.2 million (8.1%) while total interest expense increased by $193 thousand (10.6%). The net interest margin was 3.58% for 2015, compared to 3.57% for 2014. The Bancorp’s tax equivalent net interest margin for 2015 was 3.82% compared to 3.81% for 2014.

During 2015, interest income from loans increased by $2.0 million (9.3%) compared to 2014. The increase in interest income from loans is a result of the Liberty acquisition and improving credit and economic conditions. The weighted-average yield on loans outstanding was 4.44% for 2015 compared to 4.42% for 2014. Loan balances averaged $522.3 million for 2015, an increase of $41.9 million (8.7%) from $480.4 million for 2014. During 2015, interest income from securities and other interest earning assets increased by $228 thousand (3.8%) compared to 2014. The weighted-average yield on securities and other interest earning assets was 2.66% for 2015 compared to 2.58% for 2014. Securities and other interest earning assets averaged $242.8 million for 2015, up $12.1 million (5.2%) from $230.7 million for 2014.

Interest expense for deposits increased by $256 thousand (20.4%) during 2015 compared to 2014. The change was due to an increase in the weighted-average rate paid on deposits and the increased balances of savings and checking accounts. The weighted-average rate paid on deposits for 2015 was 0.22% compared to 0.20% for 2014. Total deposit balances averaged $676.4 million for 2015, an increase of $53.6 million (8.6%) from $622.8 million for 2014. Interest expense for borrowed funds decreased by $63 thousand (11.1%) during 2015 compared to 2014. The change was due to lower average balances. The weighted-average cost of borrowed funds was 0.95% for 2015 compared to 0.98% for 2014. Borrowed funds averaged $52.8 million during 2015, a decrease of $5.1 million (8.8%) from $57.9 million for 2014.

Noninterest income for 2015 was $6.9 million, an increase of $776 thousand (12.8%) from $6.1 million for 2014. During 2015, fees and service charges totaled $2.9 million, an increase of $163 thousand (6.0%) from $2.7 million for 2014. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $1.7 million for 2015, an increase of $52 thousand (3.2%) from $1.6 million for 2014. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from loan sales totaled $1.2 million for the current year, an increase of $589 thousand (94.5%), compared to $623 thousand for 2014. The increase in gains from the sale of loans is a result of increased mortgage loan origination efforts, including increased originations generated by additional mortgage loan officers. Gains from the sale of securities totaled $606 thousand for the current year, an increase of $65 thousand (12.0%) from $541 thousand for 2014. Current market conditions continue to provide opportunities to manage securities cash flows, while recognizing gains from the sales of securities. In 2015, $442 thousand from the increase in the cash value of bank owned life insurance was recorded, an increase of $24 thousand (5.7%) compared to $418 thousand for 2014. For 2015, foreclosed real estate sales losses totaled $35 thousand, a decrease of $70 thousand (200.0%) from gains of $35 thousand for 2014. During 2015, other noninterest income totaled $67 thousand, a decrease of $47 thousand (41.2%) from $114 thousand for 2014.

Noninterest expense for 2015 was $23.6 million, up $2.6 million (12.4%) from $21.0 million for 2014. During 2015, compensation and benefits totaled $13.1 million, an increase of $1.7 million (15.2%) from $11.4 million for 2014. The increase in compensation and benefits is the result of the Bancorp’s ordinary course annual adjustments to salaries as well as adding sales staff. Occupancy and equipment expense totaled $3.5 million for 2015, an increase of $282 thousand (8.7%) compared to $3.2 million for 2014. The increase in occupancy and equipment expense is the result of slightly higher building operating expenses and the addition of two banking centers from the acquisition of Liberty. Data processing expense totaled $1.3 million for 2015, an increase of $131 thousand (11.5%) from $1.1 million for 2014. Data processing expense has increased as a result of increased system utilization. Federal deposit insurance premiums totaled $522 thousand for 2015, an increase of $56 thousand (12.0%) from $466 thousand for 2014. The increase was the result of increased FDIC assessment rates along with an increased assessment base as a result of the Liberty merger. Marketing expense related to banking products totaled $548 thousand for the year, an increase of $52 thousand (10.5%) from $496 thousand for 2014. Statement and check processing expense totaled $346 thousand for the year, an increase of $13 thousand (3.9%) from $333 thousand for 2014. Professional service expense totaled $289 thousand for the year, an increase of $29 thousand (11.2%) from $260 thousand for 2014. Other expenses related to banking operations totaled $4.0 million for 2015, an increase of $307 thousand (8.4%) from $3.7 million for 2014. The increase in other operating expenses is primarily related to the acquisition Liberty. The Bancorp’s efficiency ratio for 2015 was 69.01% compared to 66.85% for 2014. The higher efficiency ratio is primarily the result of higher noninterest expense. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

The Bancorp had an income tax expense for 2015 of $1.8 million compared to income tax expense of $2.2 million for 2014, a decrease to expense of $355 thousand (16.5%). The combined effective federal and state tax rates for the Bancorp were 18.6% for 2015 and 22.6% for 2014. The Bancorp’s lower current period effective tax rate is a result of higher tax preferred income as well as the partial reversal of a valuation allowance against net operating losses at the state level. The reversal of the valuation allowance was the result of projected higher taxable income at the state level allowing for the full use of the net operating losses that had previously had a valuation allowance applied. A valuation allowance remains for certain other state tax credits that management does not believe will be fully utilized before statutory expiration.

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

We consider the following factors when determining an other-than-temporary impairment for a security: The length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; and an assessment of whether the Bancorp has (1) the intent to sell the debt securities or (2) more likely than not will be required to sell the debt securities before its anticipated market recovery. If either of these conditions is met, management will recognize other-than-temporary impairment. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Management will utilize an independent valuation specialist to value securities semi-annually for other-than-temporary impairment.

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

Report of Independent Registered

Public Accounting Firm

Board of Directors

NorthWest Indiana Bancorp and Subsidiary

Munster, Indiana

We have audited the accompanying consolidated balance sheets of NorthWest Indiana Bancorp and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NorthWest Indiana Bancorp and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

Chicago, Illinois

February 22, 2016

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2015	2014

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$9,915	$8,057
Interest bearing deposits in other financial institutions	773	5,866
Federal funds sold	845	8,040

Total cash and cash equivalents	11,533	21,963

Securities available-for-sale	233,350	220,053
Loans held-for-sale	2,435	2,913
Loans receivable	571,898	488,153
Less: allowance for loan losses	(6,953)	(6,361)
Net loans receivable	564,945	481,792
Federal Home Loan Bank stock	3,000	3,681
Accrued interest receivable	3,000	2,727
Premises and equipment	18,942	17,724
Foreclosed real estate	1,590	1,745
Cash value of bank owned life insurance	18,426	16,814
Goodwill	2,561	1,611
Other assets	5,111	4,021

Total assets	$864,893	$775,044

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$100,031	$80,352
Interest bearing	614,844	553,594
Total	714,875	633,946
Repurchase agreements	18,508	17,525
Borrowed funds	39,493	36,381
Accrued expenses and other liabilities	11,108	11,027

Total liabilities	783,984	698,879

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: December 31, 2015 - 2,907,455	361	361
December 31, 2014 - 2,900,205
shares outstanding: December 31, 2015 - 2,851,417
December 31, 2014 - 2,844,167
Additional paid-in capital	4,158	4,062
Accumulated other comprehensive income	1,406	1,588
Retained earnings	74,984	70,154

Total stockholders' equity	80,909	76,165

Total liabilities and stockholders' equity	$864,893	$775,044

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Year Ended December 31,
	2015	2014
Interest income:
Loans receivable
Real estate loans	$19,766	$17,941
Commercial loans	3,419	3,272
Consumer loans	19	19
Total loan interest	23,204	21,232
Securities	6,150	5,917
Other interest earning assets	29	34

Total interest income	29,383	27,183

Interest expense:
Deposits	1,509	1,253
Repurchase agreements	68	67
Borrowed funds	436	500

Total interest expense	2,013	1,820

Net interest income	27,370	25,363
Provision for loan losses	954	875

Net interest income after provision for loan losses	26,416	24,488

Noninterest income:
Fees and service charges	2,901	2,738
Wealth management operations	1,657	1,605
Gain on sale of loans held-for-sale, net	1,212	623
Gain on sale of securities, net	606	541
Increase in cash value of bank owned life insurance	442	418
Gain/(loss) on sale of foreclosed real estate	(35)	35
Other	67	114

Total noninterest income	6,850	6,074

Noninterest expense:
Compensation and benefits	13,147	11,416
Occupancy and equipment	3,520	3,238
Data processing	1,270	1,139
Marketing	548	496
Federal deposit insurance premiums	522	466
Statement and check processing	346	333
Professional services	289	260
Other	3,974	3,667

Total noninterest expense	23,616	21,015

Income before income tax expenses	9,650	9,547
Income tax expenses	1,798	2,153

Net income	$7,852	$7,394

Earnings per common share:
Basic	$2.75	$2.60
Diluted	$2.75	$2.60

Dividends declared per common share	$1.06	$0.97

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year Ended December 31,
	2015	2014

Net income	$7,852	$7,394

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains arising during the period	323	7,752
Less: reclassification adjustment for gains included in net income	(606)	(541)
Net securities (loss)/gain during the period	(283)	7,211
Tax effect	105	(2,446)
Net of tax amount	(178)	4,765

Net change in unrealized gain on postretirement benefit:
Net loss on post retirement benefit	(7)	(32)
Amortization of net actuarial gain	4	6
Net (loss)/gain during the period	(3)	(26)
Tax effect	(1)	-
Net of tax amount	(4)	(26)
Other comprehensive income/(loss), net of tax	(182)	4,739

Comprehensive income, net of tax	$7,670	$12,133

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2014	$361	$4,032	$(3,151)	$65,519	$66,761

Comprehensive income:
Net income	-	-	-	7,394	7,394
Net unrealized gain on securities available-for-sale, net of reclassification and tax effects	-	-	4,765	-	4,765
Change in unrealized gain on post retirement benefit, net of reclassification and tax effects	-	-	(26)	-	(26)
Comprehensive income					12,133
Stock-based compensation expense	-	61	-	-	61
Purchase of treasury stock	-	(31)	-	-	(31)
Sale of treasury stock	-	-	-	-	-
Cash dividends, $0.97 per share	-	-	-	(2,759)	(2,759)

Balance at December 31, 2014	$361	$4,062	$1,588	$70,154	$76,165

Comprehensive income:
Net income	-	-	-	7,852	7,852
Net unrealized loss on securities available-for-sale, net of reclassification and tax effects	-	-	(178)	-	(178)
Change in unrealized gain on post retirement benefit, net of reclassification and tax effects	-	-	(4)	-	(4)
Comprehensive income					7,670
Stock-based compensation expense	-	96	-	-	96
Cash dividends, $1.06 per share	-	-	-	(3,022)	(3,022)

Balance at December 31, 2015	$361	$4,158	$1,406	$74,984	$80,909

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,852	$7,394
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(45,987)	(28,321)
Sale of loans originated for sale	47,657	26,154
Depreciation and amortization, net of accretion	2,249	1,955
Deferred tax (benefit)/expense	(668)	316
Amortization of mortgage servicing rights	71	76
Stock based compensation expense	96	61
Gain on sale of securities, net	(606)	(541)
Gain on sale of loans held-for-sale, net	(1,212)	(623)
Gain/(loss) on sale of foreclosed real estate	35	(35)
Provision for loan losses	954	875
Net change in:
Interest receivable	(273)	(247)
Other assets	(49)	281
Accrued expenses and other liabilities	(659)	2,233
Total adjustments	1,608	2,184
Net cash - operating activities	9,460	9,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	41,733	19,144
Proceeds from sales of securities available-for-sale	31,088	36,244
Purchase of securities available-for-sale	(77,997)	(68,777)
Loan participations purchased	-	(1,070)
Net change in loans receivable	(56,709)	(22,678)
Purchase of Federal Home Loan Bank Stock	-	(456)
Proceeds from sale of Federal Home Loan Bank stock	1,055	286
Purchase of premises and equipment, net	(1,310)	(859)
Proceeds from sale of foreclosed real estate, net	775	911
Change in cash value of bank owned life insurance	(442)	(418)
Cash and cash equivalents from acquisition activity	16,996	2,630
Net cash - investing activities	(44,811)	(35,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	24,771	23,367
Proceeds from FHLB advances	11,000	47,000
Repayment of FHLB advances	(8,000)	(41,000)
Change in other borrowed funds	112	977
Treasury stock purchased	-	(31)
Dividends paid	(2,962)	(2,673)
Net cash - financing activities	24,921	27,640
Net change in cash and cash equivalents	(10,430)	2,175
Cash and cash equivalents at beginning of period	21,963	19,788
Cash and cash equivalents at end of period	$11,533	$21,963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,017	$1,818
Income taxes	2,037	1,402
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$56,837	$37,906
Value of goodwill and other intangible assets	1,044	1,704
Fair value of liabilities assumed	57,881	39,610
Noncash activities:
Transfers from loans to foreclosed real estate	$654	$1,191
Transfers from other assets to foreclosed real estate	-	340

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements Years ended December 31, 2015 and 2014

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

At December 31, 2015 and 2014, the Bancorp evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Bancorp believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Bancorp's financial condition, results of operations, or cash flows. Accordingly, the Bancorp has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2015 and 2014.

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

Restrictions on Cash – Cash on hand or on deposit with the Federal Reserve Bank of $807 thousand and $827 thousand was required to meet regulatory reserve and clearing requirements at December 31, 2015 and 2014, respectively. These balances do not earn interest.

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

Reclassification – Certain amounts appearing in the consolidated financial statements and notes thereto for the year ended December 31, 2014, may have been reclassified to conform to the December 31, 2015 presentation.

Trust Assets – Assets of the Bancorp’s wealth management department, other than cash on deposit at the Bancorp, are not included in these consolidated financial statements because they are not assets of the Bancorp.

Acquisition Activity – On July 1, 2015, the Bank acquired Liberty Savings Bank, FSB (“Liberty”), a federally chartered mutual savings association based in Whiting, Indiana, with three branch offices in Lake County Indiana. The Bank acquired Liberty by merging Liberty with and into the Bank immediately following Liberty's voluntary supervisory conversion to stock form. The Bank did not issue or pay any shares, cash, or other consideration in the merger. The Liberty acquisition added assets with fair values of $57.3 million, including securities with a fair market value of $8.1 million, loans receivable with a fair market value of $28.0 million, and premises and equipment with a fair value of $1.3 million. The Liberty acquisition also added liabilities with a fair market value of $57.9 million, including deposits with a fair market value of $56.2 million and an accrued withdrawal liability for the defined benefit plan with a fair market value of $1.5 million. As a result of the differences in the fair value of assets and liabilities, goodwill of $573 thousand and intangible assets of $471 thousand were also added.

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

Adoption of New Accounting Pronouncements –

Update Number 2014-09 – Revenue from Contracts with Customers (Topic 606). This accounting standard update adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update does not apply to financial instruments. The FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of ASU 2014-09. The ASU is now effective for public business entities for annual reporting periods beginning after December 15, 2017 (therefore, for the year ending December 31, 2018 for the Bancorp). Early adoption is permitted for public business entities with certain caveats. Management does not believe the adoption of this update will have a material effect on the Bancorp’s consolidated financial statements.

Update Number 2016-01 – Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this accounting standard update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this accounting standard update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this accounting standard update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This accounting standard update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

NOTE 2 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2015
Money market fund	$525	$-	$-	$525
U.S. government sponsored entities	17,496	1	(66)	17,431
Collateralized mortgage obligations and residential mortgage-backed securities	118,628	1,021	(476)	119,173
Municipal securities	89,506	3,986	(5)	93,487
Collateralized debt obligations	5,096	-	(2,362)	2,734
Total securities available-for-sale	$231,251	$5,008	$(2,909)	$233,350

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2014
Money market fund	$6,453	$-	$-	$6,453
U.S. government sponsored entities	13,000	2	(133)	12,869
Collateralized mortgage obligations and residential mortgage-backed securities	116,088	1,870	(384)	117,574
Municipal securities	76,989	3,749	(13)	80,725
Collateralized debt obligations	5,141	-	(2,709)	2,432
Total securities available-for-sale	$217,671	$5,621	$(3,239)	$220,053

The estimated fair value of available-for-sale securities and carrying amount, if different, at December 31, 2015 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
December 31, 2015	Value	Yield (%)
Due in one year or less	$1,015	6.75
Due from one to five years	20,428	2.71
Due from five to ten years	22,363	5.58
Due over ten years	70,371	4.57

Collateralized mortgage obligations and residential mortgage-backed securities	119,173	2.61
Total	$233,350	3.51

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	December 31,	December 31,
	2015	2014

Proceeds	$31,088	$36,244
Gross gains	608	848
Gross losses	(2)	(307)

The tax provisions related to these net realized gains were approximately $239 thousand for 2015 and $213 thousand for 2014.

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2014	$1,556
Current period change	(178)
Ending balance, December 31, 2015	$1,378

Securities with carrying values of approximately $31.1 million and $34.2 million were pledged as of December 31, 2015 and 2014, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at December 31, 2015 and 2014 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
U.S. government sponsored entities	$9,429	$(66)	$-	$-	$9,429	$(66)
Collateralized mortgage obligations and residential mortgage-backed securities	39,386	(232)	8,045	(244)	47,431	(476)
Municipal securities	1,512	(5)	-	-	1,512	(5)
Collateralized debt obligations	-	-	2,734	(2,362)	2,734	(2,362)
Total temporarily impaired	$50,327	$(303)	$10,779	$(2,606)	$61,106	$(2,909)
Number of securities		37		11		48

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
U.S. government sponsored entities	$1,496	$(4)	$10,371	$(129)	$11,867	$(133)
Collateralized mortgage obligations and residential mortgage-backed securities	8,169	(40)	14,486	(344)	22,655	(384)
Municipal securities	687	(3)	1,459	(10)	2,146	(13)
Collateralized debt obligations	-	-	2,432	(2,709)	2,432	(2,709)
Total temporarily impaired	$10,352	$(47)	$28,748	$(3,192)	$39,100	$(3,239)
Number of securities		9		29		38

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

NOTE 3 – Loans Receivable

Year end loans are summarized below:

	(Dollars in thousands)
	December 31, 2015	December 31, 2014
Loans secured by real estate:
Residential, including home equity	$213,951	$189,743
Commercial real estate, construction & land development, and other dwellings	259,478	211,162
Commercial participations purchased	310	2,289
Total loans secured by real estate	473,739	403,194
Consumer	535	358
Commercial business	68,813	58,790
Government	29,062	26,134
Subtotal	572,149	488,476
Less:
Net deferred loan origination fees	(174)	(197)
Undisbursed loan funds	(77)	(126)
Loan receivables	$571,898	$488,153

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business	Government	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2015:

Allowance for loan losses:
Beginning Balance	$1,878	$17	$3,645	$13	$733	$75	$6,361
Charge-offs	(239)	(30)	(59)	-	(77)	-	(405)
Recoveries	9	2	22	-	10	-	43
Provisions	63	49	814	1	32	(5)	954
Ending Balance	$1,711	$38	$4,422	$14	$698	$70	$6,953

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2014:

Allowance for loan losses:
Beginning Balance	$1,444	$12	$4,789	$31	$859	$54	$7,189
Charge-offs	(311)	(32)	(1,421)	-	-	-	(1,764)
Recoveries	20	1	17	2	21	-	61
Provisions	725	36	260	(20)	(147)	21	875
Ending Balance	$1,878	$17	$3,645	$13	$733	$75	$6,361

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business	Government	Total

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2015:

Ending balance: individually evaluated for impairment	$149	$-	$171	$14	$22	$-	$356

Ending balance: collectively evaluated for impairment	$1,562	$38	$4,251	$-	$676	$70	$6,597

LOAN RECEIVABLES
Ending balance	$213,755	$535	$259,479	$310	$68,757	$29,062	$571,898

Ending balance: individually evaluated for impairment	$227	$-	$5,298	$92	$96	$-	$5,713

Ending balance: purchased credit impaired individually evaluated for impairment	$1,691	$-	$-	$-	$-	$-	$1,691

Ending balance: collectively evaluated for impairment	$211,837	$535	$254,181	$218	$68,661	$29,062	$564,494

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2014:

Ending balance: individually evaluated for impairment	$15	$-	$366	$11	$34	$-	$426

Ending balance: collectively evaluated for impairment	$1,863	$17	$3,279	$2	$699	$75	$5,935

LOAN RECEIVABLES
Ending balance	$189,529	$357	$211,162	$2,289	$58,682	$26,134	$488,153

Ending balance: individually evaluated for impairment	$97	$-	$6,240	$103	$328	$-	$6,768

Ending balance: purchased credit impaired individually evaluated for impairment	$588	$-	$-	$-	$-	$-	$588

Ending balance: collectively evaluated for impairment	$188,844	$357	$204,922	$2,186	$58,354	$26,134	$480,797

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

3 – Above average acceptable risk

Borrower generates sufficient cash flow to fund debt service and some working assets and/or capital expansion needs. Profitability and key balance sheet ratios are at or slightly above peers. Current trends are positive or stable. Earnings may be level or trending down slightly or be erratic; however, positive strengths are offsetting. Risk of default is reasonable but may warrant collateral protection.

4 – Acceptable risk

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

5 – Marginally acceptable risk

Borrower may exhibit excessive growth, declining earnings, strained cash flow, increasing leverage and/or weakening market position that indicate above average risk. Limited additional debt capacity, modest coverage, and average or below average asset quality, margins and market share. Interim losses and/or adverse trends may occur, but not to the level that would affect the Bank’s position. The potential for default is higher than normal but considered marginally acceptable based on prospects for improving financial performance and the strength of the collateral.

6 – Pass/monitor

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

7 – Special mention (watch)

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

8 – Substandard

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

9 – Doubtful

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

The Bancorp's credit quality indicators are summarized below at December 31, 2015 and December 31, 2014:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction & Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business		Government
Loan Grades	2015	2014	2015	2014	2015	2014	2015	2014
2 Moderate risk	$270	$-	$-	$-	$6,526	$4,920	$-	$-
3 Above average acceptable risk	7,136	6,392	-	-	4,313	4,311
4 Acceptable risk	129,353	98,200	199	210	31,735	25,466	29,062	26,134
5 Marginally acceptable risk	74,342	65,831	-	1,861	12,225	11,420
6 Pass/monitor	38,337	29,678	19	115	11,774	10,893	-	-
7 Special mention (watch)	4,707	4,649	-	-	601	1,343	-	-
8 Substandard	5,334	6,412	92	103	1,583	329	-	-
9 Doubtful	-	-	-	-	-	-	-	-
Total	$259,479	$211,162	$310	$2,289	$68,757	$58,682	$29,062	$26,134

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate, Including Home Equity		Consumer
	2015	2014	2015	2014
Performing	$209,583	$185,996	$535	$357
Non-performing	4,172	3,533	-	-
Total	$213,755	$189,529	$535	$357

No loans were modified in a troubled debt restructuring, nor have any previous troubled debt restructurings subsequently defaulted, during the twelve months ended December 31, 2015 and December 31, 2014. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation. Troubled debt restructurings that subsequently defaulted during the period are loans that were restructured and, subsequent to restructuring, were moved to nonaccrual status and failed to comply with the guidelines of the restructured note.

The Bancorp's individually evaluated impaired loans are summarized below:

	As of December 31, 2015			For the twelve months ended December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$1,741	$4,737	$-	$1,327	$3
Commercial real estate, construction & land development, and other dwellings	5,075	5,075	-	5,040	8
Commercial participations purchased	-	-	-	-	-
Commercial business	74	74	-	80	-
With an allowance recorded:
Residential real estate, including home equity	177	177	149	185	-
Commercial real estate, construction & land development, and other dwellings	223	223	171	69	-
Commercial participations purchased	92	92	14	96	-
Commercial business	22	22	22	23	-
Total:
Residential real estate, including home equity	$1,918	$4,914	$149	$1,512	$3
Commercial real estate, construction & land development, and other dwellings	$5,298	$5,298	$171	$5,109	$8
Commercial participations purchased	$92	$92	$14	$96	$-
Commercial business	$96	$96	$22	$103	$-

	As of December 31, 2014			For the twelve months ended December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$-	$-	$-	$-	$-
Commercial real estate, construction & land development, and other dwellings	524	524	-	527	22
Commercial participations purchased	-	-	-	-	-
Commercial business	25	25	-	25	-
With an allowance recorded:
Residential real estate, including home equity	685	1,258	15	703	6
Commercial real estate, construction & land development, and other dwellings	5,716	6,952	366	6,089	193
Commercial participations purchased	103	103	11	103	1
Commercial business	303	571	34	308	1
Total:
Residential real estate, including home equity	$685	$1,258	$15	$703	$6
Commercial real estate, construction & land development, and other dwellings	$6,240	$7,476	$366	$6,616	$215
Commercial participations purchased	$103	$103	$11	$103	$1
Commercial business	$328	$596	$34	$333	$1

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2015, purchased credit impaired loans with unpaid principal balances totaled $4.0 million with a recorded investment of $1.7 million. At December 31, 2014, purchased credit impaired loans with unpaid principal balances totaled $1.3 million with a recorded investment of $588 thousand.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days and Accruing
December 31, 2015
Residential real estate, including home equity	$5,559	$2,430	$3,055	$11,044	$202,711	$213,755	$377
Consumer	-	-	-	-	535	535	-
Commercial real estate, construction & land development, and other dwellings	-	211	710	921	258,558	259,479	-
Commercial participations purchased	-	-	92	92	218	310	-
Commercial business	67	177	22	266	68,491	68,757	-
Government	-	-	-	-	29,062	29,062	-
Total	$5,626	$2,818	$3,879	$12,323	$559,575	$571,898	$377

December 31, 2014
Residential real estate, including home equity	$4,405	$2,693	$2,579	$9,677	$179,852	$189,529	$941
Consumer	-	-	-	-	357	357	-
Commercial real estate, construction & land development, and other dwellings	855	190	1,783	2,828	208,334	211,162	-
Commercial participations purchased	-	-	103	103	2,186	2,289	-
Commercial business	339	76	238	653	58,029	58,682	-
Government	-	-	-	-	26,134	26,134	-
Total	$5,599	$2,959	$4,703	$13,261	$474,892	$488,153	$941

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	December 31, 2015	December 31, 2014
Residential real estate, including home equity	$4,172	$2,443
Consumer	-	-
Commercial real estate, construction & land development, and other dwellings	915	1,815
Commercial participations purchased	92	103
Commercial business	22	238
Government	-	-
Total	$5,201	$4,599

Note 4 – Premises and Equipment, Net

At year end, premises and equipment are summarized as follows:

	(Dollars in thousands)
	2015	2014
Cost:
Land	$5,216	$4,623
Buildings and improvements	21,712	20,742
Furniture and equipment	13,929	12,608
Total cost	40,857	37,973
Less accumulated depreciation	(21,915)	(20,249)
Premises and equipment, net	$18,942	$17,724

Depreciation expense was approximately $1.39 million and $1.36 million for 2015 and 2014, respectively.

Note 5 – Foreclosed Real Estate

At year end, foreclosed real estate is summarized below:

	(Dollars in thousands)
	2015	2014
Residential real estate, including home equity	$496	$324
Commercial real estate, construction & land development and other dwellings	1,014	1,218
Commercial business	80	203
Total	$1,590	$1,745

Note 6 – Goodwill and Other Intangible Assets

The Bancorp established a goodwill balance totaling $2.6 million with the acquisition of First Federal and Liberty Savings. Goodwill of $2.0 million was established with the acquisition of First Federal and goodwill of $573 thousand was established with the acquisition of Liberty Savings. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. During the first quarter of 2015, estimates of fair values related to a pool of loans with a single borrower were determined to be lower than originally estimated. This change, net of related estimated adjustments, led to the addition of $377 thousand to goodwill and $423 thousand to purchased credit impaired loan balances during the period ended March 31, 2015. Goodwill totaled $2.6 million at December 31, 2015 and $1.6 million at December 31, 2014.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. Approximately $12 thousand of amortization was taken during the twelve months ended December 31, 2015, compared to $9 thousand of amortization for the twelve months ended December 31, 2014. It is estimated that $12 thousand of additional amortization will occur during 2016 and the remaining amount of $72 thousand will be equally amortized through to the first quarter of 2022. A core deposit intangible of $471 thousand for the acquisition of Liberty Savings was established and is being amortized over 8.2 years on a straight line basis. Approximately $29 thousand of amortization was taken during the twelve months ended December 31, 2015. It is estimated that $58 thousand of additional amortization will occur during 2016 and the remaining amount of $385 thousand will be equally amortized through to the third quarter of 2023.

For the First Federal acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $240 thousand of accretion was taken into income for the twelve months ended December 31, 2015, compared to $318 thousand for the twelve months ended December 31, 2014. It is estimated that $189 thousand of accretion will occur annually through to 2017, and accretion of $157 thousand will occur during 2018. Similarly, for the Liberty Savings acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.2 million that is being accreted over 44 months on a straight line basis. Approximately $159 thousand of accretion was taken into income for the twelve months ended December 31, 2015, and it is estimated that $317 thousand of accretion will occur annually through to 2018, and accretion of $53 thousand will occur during 2019.

For the First Federal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $276 thousand that is being amortized over 17 months on a straight line basis. Approximately $126 thousand of amortization was taken as expense during the twelve months ended December 31, 2015, compared to $150 thousand of amortization expense during the twelve months ended December 31, 2014. For the Liberty Savings acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $124 thousand that is being amortized over 17 months on a straight line basis. Approximately $44 thousand of amortization was taken as expense during the twelve months ended December 31, 2015. It is estimated that an additional $80 thousand of amortization will occur during 2016.

Note 7 – Income Taxes

At year-end, components of income tax expense/(benefit) consist of the following:

	(Dollars in thousands)
	2015	2014
Federal:
Current	$2,387	$1,787
Deferred	(527)	88
State:
Current	79	50
Deferred, net of valuation allowance	82	228
Removal of valuation allowance on state NOL, net	(223)	-
Income tax expense	$1,798	$2,153

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	(Dollars in thousands)
	2015	2014
Federal statutory rate	34%	34%
Tax expense at statutory rate	$3,281	$3,246
State tax, net of federal effect	106	183
Tax exempt income	(1,271)	(1,184)
Bank owned life insurance	(150)	(142)
Removal of valuation allowance on state NOL, net	(223)	-
Other	55	50
Total income tax expense	$1,798	$2,153

At December 31, the components of the net deferred tax asset recorded in the consolidated balance sheets are as follows:

	(Dollars in thousands)
	2015	2014
Deferred tax assets:
Bad debts	$2,591	$2,372
Deferred loan fees	65	73
Deferred compensation	498	484
Net operating loss, state	449	557
Tax credits	91	85
Nonaccrual loan interest income	53	62
Restricted stock awards	39	43
REO writedowns	12	24
Unqualified deferred compensation plan	70	63
Post retirement benefit	47	52
Other-than-temporary impairment	92	92
Accrued vacation	116	98
Impairment on land	71	71
Purchase accounting	21	47
Other	28	1
Total deferred tax assets	4,243	4,124

Deferred tax liabilities:
Depreciation	(901)	(1,034)
Prepaids	(133)	(337)
Mortgage servicing rights	(60)	(79)
Deferred stock dividends	(97)	(109)
Unrealized appreciation on securities available-for-sale, net	(722)	(826)
Post retirement unrealized gain	(20)	(23)
Other	(90)	(105)
Total deferred tax liabilities	(2,023)	(2,513)
Valuation allowance	(91)	(257)
Net deferred tax asset	$2,129	$1,354

At December 31, 2015, the Bancorp has a state net operating loss carry forward of approximately $10.2 million which will begin to expire in 2022 if not used. The Bancorp also has a state tax credit carry forward of approximately $139 thousand which will begin to expire in 2017 if not used. Management concluded in 2015 that the state net operating loss will be fully utilized prior to expiration and is reversing the portion of the valuation allowance that was in place on the state net operating loss. A valuation allowance remains in place on the state tax credit carryforward. A valuation allowance of $91 thousand was provided at December 31, 2015 for the state tax credit and of $257 thousand at December 31, 2014 for the state net operating loss and the state tax credit.

The Bancorp qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at December 31, 2015 and 2014 includes, approximately $6.0 million for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rate. The unrecorded deferred income tax liability on the above amounts was approximately $2.0 million at December 31, 2015 and 2014.

The Bancorp had no unrecognized tax benefits at any time during 2015 or 2014 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2016. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Bancorp's policy to record such accruals through income tax accounts; no such accruals existed at any time during 2015 or 2014.

The Bancorp and its subsidiaries are subject to US Federal income tax as well as income tax of the states of Indiana and Illinois.

Note 8 – Deposits

The aggregate amount of certificates of deposit with a balance of $250 thousand or more was approximately $26.1 million at December 31, 2015 and $22.8 million at December 31, 2014.

At December 31, 2015, scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2016	$142,683
2017	35,016
2018	10,266
2019	3,649
2020	2,564
Thereafter	231
Total	$194,409

Note 9 – Borrowed Funds

At year end, borrowed funds are summarized below:

	(Dollars in thousands)
	2015	2014
Fixed rate advances from the FHLB	$34,100	$36,100
Variable rate advances from the FHLB	5,000	-
Line of credit at FHLB	-	-
Other	393	281
Total	$39,493	$36,381

At December 31, 2015, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2016	$15,393
2017	12,000
2018	6,100
2019	4,000
2020	2,000
Total	$39,493

Repurchase agreements generally mature within one year and are secured by U.S. government and U.S. agency securities, under the Bancorp’s control. At December 31, information concerning these retail repurchase agreements is summarized below:

	(Dollars in thousands)
	2015	2014
Ending balance	$18,508	$17,525
Average balance during the year	18,003	18,029
Maximum month-end balance during the year	22,020	25,540
Securities underlying the agreements at year end:
Carrying value	23,479	103,754
Fair value	23,479	103,754
Average interest rate during the year	0.38%	0.37%
Average interest rate at year end	0.45%	0.35%

At December 31, advances from the Federal Home Loan Bank were as follows:

	(Dollars in thousands)
	2015	2014
Fixed rate advances, maturing January 2016 through June 2020 at rates from 0.61% to 2.11%; average rate: 2015 – 1.29%; 2014 – 1.31%	$34,100	$36,100

Variable rate advances, maturing May 2016 at the rate of 0.62% average rate: 2015 – 0.62%; 2014 – N/A	5,000	-

Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $231.9 million and $208.1 million at December 31, 2015 and 2014, respectively. In addition to the fixed rate advances, the Bancorp maintains a $10.0 million line of credit with the Federal Home Loan Bank of Indianapolis. There was no outstanding balance on the line of credit at December 31, 2015 and December 31, 2014. Other borrowings at December 31, 2015 and 2014 are comprised of reclassified bank balances.

Note 10 – Employees’ Benefit Plans

The Bancorp maintains an Employees’ Savings and Profit Sharing Plan and Trust for all employees who meet the plan qualifications. Employees are eligible to participate in the Employees’ Savings and Profit Sharing Plan and Trust on the next January 1 or July 1 following the completion of one year of employment, attaining age 18, and completion of 1,000 hours of service. The Employees’ Savings Plan feature allows employees to make pre-tax contributions to the Employees’ Savings Plan of 1% to 50% of Plan Salary, subject to limitations imposed by Internal Revenue Code section 401(k). The Profit Sharing Plan and Trust feature is non-contributory on the part of the employee. Contributions to the Employees’ Profit Sharing Plan and Trust are made at the discretion of the Bancorp’s Board of Directors. Contributions for the years ended December 31, 2015 and 2014 were based on 8% of the participants’ total compensation, excluding incentives. Profit sharing contributions made by the Bank and earnings credited to the employee’s account vest on the following schedule: two years of service, 40% of contributions and earnings; three years of service, 60% of contributions and earnings; four years of service, 80% of contributions and earnings; and five years of service, 100% of contributions and earnings. Participants also become 100% vested in the employer contributions and accrued earnings in their account upon their death, approved disability, or attainment of age 65 while employed at the Bank. The benefit plan expense amounted to approximately $705 thousand for 2015 and $599 thousand for 2014.

The Bancorp maintains an Unqualified Deferred Compensation Plan (the “Plan”). The purpose of the Plan is to provide deferred compensation to key senior management employees of the Bancorp in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2015 and 2014 was approximately $188 thousand and $171 thousand, respectively. The Plan expense amounted to approximately $17 thousand for 2015 and $15 thousand for 2014.

Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $97 thousand and $106 thousand for 2015 and 2014, respectively. The deferred fee liability at December 31, 2015 and 2014 was approximately $1.34 million and $1.30 million, respectively.

As part of the acquisition of Liberty Savings Bank, the Bancorp assumed a liability of $1.5 million in the Pentegra Defined Benefit Plan for Financial institutions (“The Pentegra DB Plan”), a multi-employer plan. The Pentegra DB Plan is a tax-qualified defined benefit plan that was originally created for full-time Liberty Savings Bank employees who had completed one year of service and had attained the age of 21. The plan was amended whereas any new employees after December 31, 2008 were not eligible to participate in the plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. There are no collective bargaining agreements in place that require contribution to the Pentegra DB Plan. Benefits are based on years of service and completion prior to retirement. Annually, Pentegra determines the contributions required to be made by each participating company and these contributions are expensed during the year they relate to. The plan was frozen on April 1, 2011.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The Pentegra DB Plan is operated on a June 30 fiscal year-end and is reported as such to participants in the plan. As a result, the funded status of the Pentegra DB Plan is reported as of the following dates.

The funded status as of July 1, 2015 and 2014 are as follows:

2015	2014
91.47%	94.17%

Total contributions made to the Pentegra DB Plan as reported on the Form 5500, equal $190.8 million and $136.5 million for the plan years ending June 30, 2014 and 2013. The Bancorp’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

Note 11 – Regulatory Capital

The Bancorp and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2015 and 2014, the most recent regulatory notifications categorized the Bancorp and Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bancorp’s or the Bank’s category.

At year-end, capital levels for the Bancorp and the Bank were essentially the same. Actual capital levels (in millions), minimum required levels and levels needed to be classified as well capitalized for the Bancorp are summarized below:

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$76.0	12.4%	$27.6	4.5%	$39.9	6.5%
Tier 1 capital to risk-weighted assets	$76.0	12.4%	$36.8	6.0%	$49.1	8.0%
Total capital to risk-weighted assets	$83.0	13.5%	$49.1	8.0%	$61.3	10.0%
Tier 1 capital to adjusted average assets	$76.0	9.0%	$33.9	4.0%	$42.3	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets	$72.0	13.6%	$21.1	4.0%	$31.7	6.0%
Total capital to risk-weighted assets	$78.4	14.8%	$42.3	8.0%	$52.8	10.0%
Tier 1 capital to adjusted average assets	$72.0	9.2%	$23.5	3.0%	$39.2	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2016, without the need for qualifying for an exemption or prior DFI approval, is $9.7 million plus 2016 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On December 28, 2015 the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.27 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 6, 2016.

Note 12 – Stock Based Compensation

 The Bancorp’s 2015 Stock Option and Incentive Plan (the Plan), which was adopted by the Bancorp’s Board of Directors on February 17, 2015 and approved by the Bancorp’s shareholders on April 24, 2015, permits the grant of equity awards for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, performance shares, or performance units. The purposes of the Plan are (i) to align the personal interests of Plan participants with those of the shareholders of the Bancorp, (ii) to encourage key individuals to accept or continue employment or service with the Bancorp and its subsidiaries, and (iii) to furnish incentives to such key individuals to improve operations and increase profits by providing such key individuals the opportunity to acquire common stock of the Bancorp or to receive monetary payments based on the value of such common stock. Option awards are generally granted with an exercise price equal to the market price of the Bancorp’s common stock at the date of grant. No expense was charged against income for incentive stock options during 2015 or 2014. The Plan was adopted to replace the Bancorp’s 2004 Stock Option Plan, which terminated on April 20, 2015. No further awards will be made under the 2004 Stock Option Plan.

The fair value of each incentive stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. No incentive stock options were granted during 2015 or 2014. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the Bancorp’s stock option activity for 2015 and 2014 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	6,350	$29.82
Granted	-	-
Exercised	-	-
Forfeited or expired	(5,600)	30.00
Outstanding at end of year	750	$28.50	3.2	$-
Vested or expected to vest	750	$28.50	3.2	$-
Exercisable at December 31, 2014	750	$28.50	3.2	$-

Outstanding at January 1, 2015	750	$28.50
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of year	750	$28.50	2.2	$-
Vested or expected to vest	750	$28.50	2.2	$-
Exercisable at December 31, 2015	750	$28.50	2.2	$-

As of December 31, 2015, there were no unrecognized compensation costs related to non-vested incentive stock options granted under the Plan.

Restricted stock awards are generally granted with an award price equal to the market price of the Bancorp’s common stock on the award date. Restricted stock awards have been issued with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Compensation expense related to restricted stock awards is recognized over the vesting period. Total compensation cost that has been charged against income for those plans was approximately $96 thousand and $61 thousand for 2015 and 2014, respectively.

A summary of changes in the Bancorp’s non-vested restricted stock for 2015 and 2014 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	11,100	$21.54
Granted	4,175	26.32
Vested	(2,500)	18.86
Forefited	-	-
Non-vested at December 31, 2014	12,775	$23.63

Non-vested at January 1, 2015	12,775	$23.63
Granted	7,250	27.50
Vested	(300)	16.75
Forefited	-	-
Non-vested at December 31, 2015	19,725	$25.15

As of December 31, 2015, there was approximately $316 thousand of total unrecognized compensation cost related to non-vested restricted shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.1 years.

Note 13 – Earnings per Common Share

 Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations for 2015 and 2014 is presented below.

	2015	2014
Basic earnings per common share:
Net income available to common stockholders	$7,852,142	$7,393,779
Weighted-average common shares outstanding	2,850,801	2,844,033
Basic earnings per common share	$2.75	$2.60

Diluted earnings per common share:
Net income available to common stockholders	$7,852,142	$7,393,779
Weighted-average common shares outstanding	2,850,801	2,844,033
Weighted-average common and dilutive potential common shares outstanding	2,850,801	2,844,033
Diluted earnings per common share	$2.75	$2.60

There were 750 anti-dilutive shares outstanding at both December 31, 2015 and 2014.

Note 14 – Related Party Transactions

The Bancorp had aggregate loans outstanding to directors and executive officers (with individual balances exceeding $120 thousand) of approximately $4.3 million at December 31, 2015 and approximately $4.1 million at December 31, 2014. For the year ended December 31, 2015, the following activity occurred on these loans:

(Dollars in thousands)
Aggregate balance at the beginning of the year	$4,098
New loans	1,974
Repayments	(1,773)
Aggregate balance at the end of the year	$4,299

Deposits from directors and executive officers totaled approximately $2.8 million and $2.2 million at December 31, 2015 and 2014, respectively.

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

The Bancorp had outstanding commitments to originate loans as follows:

	(Dollars in thousands)
	Fixed	Variable
	Rate	Rate	Total
December 31, 2015:
Residential real estate, including home equity	$21,638	$6,590	$28,228
Consumer loans	11,796	-	11,796
Commercial real estate, construction & land development and other dwellings	12,619	18,170	30,789
Commercial participations purchased	83	-	83
Commercial business	1,095	39,613	40,708
Total	$47,231	$64,373	$111,604

December 31, 2014:
Residential real estate, including home equity	$19,010	$6,052	$25,062
Consumer loans	11,037	-	11,037
Commercial real estate, construction & land development and other dwellings	8,534	6,842	15,376
Commercial participations purchased	83	-	83
Commercial business	1,258	39,920	41,178
Total	$39,922	$52,814	$92,736

The approximately $47.2 million in fixed rate commitments outstanding at December 31, 2015 had interest rates ranging from 2.75% to 10.00%, for a period not to exceed forty-five days. At December 31, 2014, fixed rate commitments outstanding of approximately $39.9 million had interest rates ranging from 1.49% to 10.00%, for a period not to exceed forty-five days. Mortgage interest rate locks with borrowers which are included with real estate commitments, were treated as derivative transactions, and valued accordingly at year-end.

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. At December 31, 2015 and 2014, the Bancorp had standby letters of credit totaling approximately $8.4 million and $7.9 million, respectively which are not included in the tables above. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral obtained may include accounts receivable, inventory, property, land or other assets.

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve and bank call reports filed with the FDIC and OCC. Using the information sources described above, for each bank and thrift examined, the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (noninterest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies, stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The current other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment for the years ending December 31, 2015 and 2014.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2014	$271
Additions not previously recognized	-
Ending balance, December 31, 2015	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of December 31, 2015:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Lowest credit rating assigned	CC	C	BB	CCC
Number of performing banks	57	30	59	48
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	19	8	2	4
Number of issuers in deferral	4	4	5	4
Defaults & deferrals as a % of performing collateral	36.46%	27.32%	7.23%	16.96%
Subordination:
As a % of performing collateral	9.51%	-3.69%	46.16%	25.85%
As a % of performing collateral - adjusted for projected future defaults	4.35%	-11.38%	43.09%	21.62%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	1.80%	2.30%	1.80%	1.80%
Year 2 - issuer average	1.80%	2.30%	1.80%	1.80%
Year 3 - issuer average	1.80%	2.30%	1.80%	1.80%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2015 and 2014, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At December 31, 2015 and 2014, three of the trust preferred securities with a cost basis of $3.8 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured at Fair Values on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the year ended December 31, 2015. Changes in Level 3 assets are solely the result of changes in estimated fair values of securities that have been classified as level 3 during all of 2015 and 2014. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$525	$525	$-	$-
U.S. government sponsored entities	17,431	-	17,431	-
Collateralized mortgage obligations and residential mortgage-backed securities	119,173	-	119,173	-
Municipal securities	93,487	-	93,487	-
Collateralized debt obligations	2,734	-	-	2,734
Total securities available-for-sale	$233,350	$525	$230,091	$2,734

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$6,453	$6,453	$-	$-
U.S. government sponsored entities	12,869	-	12,869	-
Collateralized mortgage obligations and residential mortgage-backed securities	117,574	-	117,574	-
Municipal securities	80,725	-	80,725	-
Collateralized debt obligations	2,432	-	-	2,432
Total securities available-for-sale	$220,053	$6,453	$211,168	$2,432

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, is presented below:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2014	$1,968
Included in earnings	-
Total unrealized gains, included in other comprehensive income	464
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2014	$2,432

Beginning balance, January 1, 2015	$2,432
Included in earnings	-
Total unrealized gains, included in other comprehensive income	302
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2015	$2,734

Assets and Liabilities Measured at Fair Values on a Non-Recurring Basis

Assets and liabilities measured at fair values on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,048	$-	$-	$7,048
Foreclosed real estate	1,590	-	-	1,590

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,930	$-	$-	$6,930
Foreclosed real estate	1,745	-	-	1,745

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on the present value of future cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. The recorded investment of impaired loans was approximately $7.4 million and the related specific reserves totaled approximately $356 thousand, resulting in a fair value of impaired loans totaling approximately $7.0 million, at December 31, 2015. The recorded investment of impaired loans was approximately $7.3 million and the related specific reserves totaled approximately $426 thousand, resulting in a fair value of impaired loans totaling approximately $6.9 million, at December 31, 2014. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	December 31, 2015		Estimated Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$11,533	$11,533	$11,533	$-	$-
Securities available-for-sale	233,350	233,350	525	230,091	2,734
Loans held-for-sale	2,435	2,504	2,504	-	-
Loans receivable, net	564,945	561,122	-	-	561,122
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,000	3,000	-	3,000	-

Financial liabilities:
Non-interest bearing deposits	100,031	100,031	100,031	-	-
Interest bearing deposits	614,844	614,226	420,354	193,872	-
Repurchase agreements	18,508	18,476	13,628	4,848	-
Borrowed funds	39,493	39,504	393	39,111	-
Accrued interest payable	45	45	-	45	-

	December 31, 2014		Estimated Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$21,963	$21,963	$21,963	$-	$-
Securities available-for-sale	220,053	220,053	6,453	211,168	2,432
Loans held-for-sale	2,913	2,983	2,983	-	-
Loans receivable, net	481,792	480,736	-	-	480,736
Federal Home Loan Bank stock	3,681	3,681	-	3,681	-
Accrued interest receivable	2,727	2,727	-	2,727	-

Financial liabilities:
Non-interest bearing deposits	80,352	80,352	80,352	-	-
Interest bearing deposits	553,594	552,872	368,501	184,371	-
Repurchase agreements	17,525	17,528	12,010	5,518	-
Borrowed funds	36,381	36,424	281	36,143	-
Accrued interest payable	49	49	-	49	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2015 and 2014:

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

Note 17 – Parent Company Only Statements

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Balance Sheets
	December 31,
	2015	2014
Assets
Cash on deposit with Peoples Bank	$741	$143
Investment in Peoples Bank	80,551	75,781
Dividends receivable from Peoples Bank	770	711
Other assets	150	313
Total assets	$82,212	$76,948

Liabilities and stockholders’ equity
Dividends payable	$770	$711
Other liabilities	533	72
Total liabilities	1,303	783

Common stock	361	361
Additional paid in capital	4,158	4,062
Accumulated other comprehensive income	1,406	1,588
Retained earnings	74,984	70,154
Total stockholders’ equity	80,909	76,165
Total liabilities and stockholders’ equity	$82,212	$76,948

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Income
	Year Ended December 31,
	2015	2014

Dividends from Peoples Bank	$3,021	$2,759
Operating expenses	151	154
Income before income taxes and equity in undistributed income of Peoples Bank	2,870	2,605
Income tax benefit	(29)	(49)
Income before equity in undistributed income of Peoples Bank	2,899	2,654
Equity in undistributed income of Peoples Bank	4,953	4,740
Net income	$7,852	$7,394

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Cash Flows
	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$7,852	$7,394
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of Peoples Bank	(4,953)	(4,740)
Stock based compensation expense	96	61
Change in other assets	104	198
Change in other liabilities	461	(208)
Total adjustments	(4,292)	(4,689)
Net cash - operating activities	3,560	2,705

Cash flows from investing activities	-	-

Cash flows from financing activities:
Dividends paid	(2,962)	(2,673)
Treasury stock purchased	-	(31)
Net cash - financing activities	(2,962)	(2,704)
Net change in cash	598	1
Cash at beginning of year	143	142
Cash at end of year	$741	$143

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.

The Bancorp conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Bancorp in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

With the participation of the Bancorp’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Bancorp’s system of internal control over financial reporting was effective as of December 31, 2015.

(c)	Evaluation of Changes in Internal Control Over Financial Reporting.

There were no changes in the Bancorp’s internal control over financial reporting in the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Item 9B. Other Information

There are no items reportable under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2015 with respect to the Bancorp’s existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	750	$28.50	225,755
Equity compensation plans not approved by security holders	-	-	-
Total	750	$28.50	225,755

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2015” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

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

2.3@

Agreement and Plan of Voluntary Supervisory Merger Conversion dated March 20, 2015 by and between Peoples Bank SB and Liberty Savings Bank, FSB (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated March 20, 2015).

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.2	By-Laws of NorthWest Indiana Bancorp. (incorporated herein by reference to Exhibit 3.2 of the Bancorp’s Form 10-K for the year ended December 31, 2014).

10.1 *	1994 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

10.2 *	Amended and Restated Employment Agreement, dated December 29, 2008, between Peoples Bank SB, NorthWest Indiana Bancorp and David A. Bochnowski. (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-K for the year ended December 31, 2013).

10.3 *	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 10-K for the year ended December 31, 2012).

10.4 *	Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.5 *	Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 10-K for the year ended December 31, 2012).

10.6 *	Form of Incentive Stock Option Agreement under the Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.7 *	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.8 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.8 *

Form of Agreement for Restricted Stock under the Amended and Restated 2004 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.9 of the Bancorp’s Form 10-K for the year ended December 31, 2011).

10.9 *	Consulting agreement dated January 16, 2013 between Peoples Bank SB and Joel Gorelick (incorporated by reference to Exhibit 10.9 of the Bancorp’s Form 10-K for the year ended December 31, 2013).

10.10 *	NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated April 24, 2015).

10.11 *

Form of Nonqualified Stock Option Agreement under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated April 24, 2015).

10.12 *

Form of Incentive Stock Option Agreement under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 8-K dated April 24, 2015).

10.13 *

Form of Agreement for Restricted Stock under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Bancorp’s Form 8-K dated April 24, 2015).

13	2015 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

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
David A. Bochnowski
Chairman of the Board and
Chief Executive Officer

Date: February 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 22, 2016:

Signature	Title

Principal Executive Officer:

/s/David A. Bochnowski	Chairman of the Board and
David A. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Robert T. Lowry	Executive Vice President,
Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/Edward J. Furticella	Director
Edward J. Furticella

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

/s/Stanley E. Mize	Director
Stanley E. Mize

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

/s/Danette Garza	Director
Danette Garza

/s/Benjamin J. Bochnowski	Director
Benjamin J. Bochnowski

EXHIBIT INDEX

Exhibit	Description

13	2015 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Page 85 of 85