Form 10-Q
period 2016-06-30
NORTHWEST INDIANA BANCORP
filed 2016-07-25
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016 or

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

There were 2,860,157 shares of the registrant’s Common Stock, without par value, outstanding at July 22, 2016.

NorthWest Indiana Bancorp

Index

			Page
			Number
PART I	Financial Information

	Item 1.	Unaudited Financial Statements

		Consolidated Balance Sheets, June 30, 2016 and December 31, 2015	1

		Consolidated Statements of Income, Three and Six Months Ended June 30, 2016 and 2015	2

		Consolidated Statements of Comprehensive Income, Three and Six Months Ended June 30, 2016 and 2015	3

		Consolidated Statements of Changes in Stockholders' Equity, Three and Six Months Ended June 30, 2016 and 2015	3

		Consolidated Statements of Cash Flows, Six Months Ended June 30, 2016 and 2015	4

		Notes to Consolidated Financial Statements	5-19

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4.	Controls and Procedures	31

PART II.	Other Information

SIGNATURES			33

EXHIBITS
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.1	Section 1350 Certifications
	101	XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	June 30,
(Dollars in thousands)	2016	December 31,
	(unaudited)	2015
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$12,593	$9,915
Interest bearing deposits in other financial institutions	17,385	773
Federal funds sold	1,347	845

Total cash and cash equivalents	31,325	11,533

Securities available-for-sale	243,233	233,350
Loans held-for-sale	1,837	2,435
Loans receivable	586,127	571,898
Less: allowance for loan losses	(7,337)	(6,953)
Net loans receivable	578,790	564,945
Federal Home Loan Bank stock	3,000	3,000
Accrued interest receivable	3,001	3,000
Premises and equipment	18,840	18,942
Foreclosed real estate	1,116	1,590
Cash value of bank owned life insurance	18,663	18,426
Goodwill	2,792	2,561
Other assets	6,793	5,111

Total assets	$909,390	$864,893

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$99,273	$100,031
Interest bearing	649,640	614,844
Total	748,913	714,875
Repurchase agreements	17,585	18,508
Borrowed funds	39,001	39,493
Accrued expenses and other liabilities	17,430	11,108

Total liabilities	822,929	783,984

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: June 30, 2016 - 2,916,195	-	-
December 31, 2015 - 2,907,455
shares outstanding: June 30, 2016 - 2,860,157
December 31, 2015 - 2,851,417
Additional paid-in capital	4,586	4,519
Accumulated other comprehensive income	3,979	1,406
Retained earnings	77,896	74,984

Total stockholders' equity	86,461	80,909

Total liabilities and stockholders' equity	$909,390	$864,893

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans receivable
Real estate loans	$5,514	$4,709	$11,190	$9,230
Commercial loans	907	855	1,789	1,669
Consumer loans	6	5	12	9
Total loan interest	6,427	5,569	12,991	10,908
Securities	1,523	1,505	3,068	3,019
Other interest earning assets	2	11	8	20

Total interest income	7,952	7,085	16,067	13,947

Interest expense:
Deposits	441	345	870	679
Repurchase agreements	25	17	49	33
Borrowed funds	126	113	253	228

Total interest expense	592	475	1,172	940

Net interest income	7,360	6,610	14,895	13,007
Provision for loan losses	288	198	584	485

Net interest income after provision for loan losses	7,072	6,412	14,311	12,522

Noninterest income:
Fees and service charges	716	711	1,379	1,343
Wealth management operations	434	387	857	816
Gain on sale of loans held-for-sale, net	291	354	541	734
Gain on sale of securities, net	165	137	418	530
Increase in cash value of bank owned life insurance	121	106	237	210
Gain on sale of foreclosed real estate, net	42	23	74	24
Other	1	14	2	25

Total noninterest income	1,770	1,732	3,508	3,682

Noninterest expense:
Compensation and benefits	3,071	3,198	6,633	6,371
Occupancy and equipment	964	885	1,868	1,786
Data processing	338	313	663	628
Federal deposit insurance premiums	131	109	268	243
Marketing	130	145	244	258
Other	1,308	1,020	2,371	2,016

Total noninterest expense	5,942	5,670	12,047	11,302

Income before income tax expenses	2,900	2,474	5,772	4,902
Income tax expenses	658	498	1,286	999

Net income	$2,242	$1,976	$4,486	$3,903

Earnings per common share:
Basic	$0.78	$0.69	$1.57	$1.37
Diluted	$0.78	$0.69	$1.57	$1.37

Dividends declared per common share	$0.28	$0.27	$0.55	$0.52

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2016	2015	2016	2015

Net income	$2,242	$1,976	$4,486	$3,903

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains/(losses) arising during the period	1,956	(3,038)	4,315	(1,874)
Less: reclassification adjustment for gains included in net income	(165)	(137)	(418)	(530)
Net securities gain/(loss) during the period	1,791	(3,175)	3,897	(2,404)
Tax effect	(608)	1,080	(1,323)	822
Net of tax amount	1,183	(2,095)	2,574	(1,582)

Net change in unrealized gain on postretirement benefit:
Amortization of net actuarial gain	(1)	-	(1)	(1)
Net loss during the period	(1)	-	(1)	(1)
Net of tax amount	(1)	-	(1)	(1)
Other comprehensive income, net of tax	1,182	(2,095)	2,573	(1,583)

Comprehensive income/(loss), net of tax	$3,424	$(119)	$7,059	$2,320

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2016	2015	2016	2015

Balance at beginning of period	$83,802	$77,912	$80,909	$76,165

Comprehensive income:
Net income	2,242	1,976	4,486	3,903
Net unrealized gains/(losses) on securities available-for-sale, net of reclassifications and tax effects	1,183	(2,095)	2,574	(1,582)
Amortization of unrecognized gain on postretirement benefit	(1)	-	(1)	(1)
Comprehensive income, net of tax	3,424	(119)	7,059	2,320

Stock based compensation expense	36	25	67	47
Cash dividends	(801)	(769)	(1,574)	(1,483)

Balance at end of period	$86,461	$77,049	$86,461	$77,049

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,486	$3,903
Adjustments to reconcile net income to
net cash provided by/(used in) operating activities:
Origination of loans for sale	(18,798)	(28,058)
Sale of loans originated for sale	19,934	29,963
Depreciation and amortization, net of accretion	1,264	1,115
Amortization of mortgage servicing rights	27	41
Stock based compensation expense	67	47
Gain on sale of securities, net	(418)	(530)
Gain on sale of loans held-for-sale, net	(541)	(734)
Gain on sale of foreclosed real estate, net	(74)	(24)
Provision for loan losses	584	485
Net change in:
Interest receivable	1	(61)
Other assets	(3,295)	(1,120)
Accrued expenses and other liabilities	6,322	3,606
Total adjustments	5,073	4,730
Net cash - operating activities	9,559	8,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	23,898	20,688
Proceeds from sales of securities available-for-sale	15,613	19,183
Purchase of securities available-for-sale	(45,612)	(49,424)
Net change in loans receivable	(14,412)	(19,064)
Proceeds from sale of Federal Home Loan Bank stock	-	1,055
Purchase of premises and equipment, net	(629)	(386)
Proceeds from sale of foreclosed real estate, net	531	321
Change in cash value of bank owned life insurance	(237)	(210)
Net cash - investing activities	(20,848)	(27,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	34,038	34,188
Proceeds from FHLB advances	6,000	-
Repayment of FHLB advances	(15,000)	(4,000)
Change in other borrowed funds	7,585	3,600
Dividends paid	(1,542)	(1,422)
Net cash - financing activities	31,081	32,366
Net change in cash and cash equivalents	19,792	13,162
Cash and cash equivalents at beginning of period	11,533	21,963
Cash and cash equivalents at end of period	$31,325	$35,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,177	$943
Income taxes	1,055	1,000
Noncash activities:
Transfers from loans to foreclosed real estate	$56	$104
Transfers to goodwill	231	-

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2016 and December 31, 2015, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2016 and 2015 and consolidated statements of cash flows for the six months ended June 30, 2016 and 2015. The income reported for the six month period ended June 30, 2016 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2016
Money market fund	$1,603	$-	$-	$1,603
U.S. government sponsored entities	32,144	58	-	32,202
Collateralized mortgage obligations and residential mortgage-backed securities	106,705	2,853	(22)	109,536
Municipal securities	91,729	6,289	-	98,018
Collateralized debt obligations	5,056	-	(3,182)	1,874
Total securities available-for-sale	$237,237	$9,200	$(3,204)	$243,233

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2015
Money market fund	$525	$-	$-	$525
U.S. government sponsored entities	17,496	1	(66)	17,431
Collateralized mortgage obligations and residential mortgage-backed securities	118,628	1,021	(476)	119,173
Municipal securities	89,506	3,986	(5)	93,487
Collateralized debt obligations	5,096	-	(2,362)	2,734
Total securities available-for-sale	$231,251	$5,008	$(2,909)	$233,350

The estimated fair value of available-for-sale debt securities at June 30, 2016, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
June 30, 2016	Value	Yield (%)
Due in one year or less	$1,974	6.84
Due from one to five years	25,343	2.30
Due from five to ten years	34,553	4.26
Due over ten years	71,827	4.49

Collateralized mortgage obligations and residential mortgage-backed securities	109,536	2.39
Total	$243,233	3.30

Sales of available-for-sale securities were as follows for the six months ended:

	(Dollars in thousands)
	June 30,	June 30,
	2016	2015

Proceeds	$15,613	$19,183
Gross gains	436	532
Gross losses	(18)	(2)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2015	$1,378
Current period change	2,574
Ending balance, June 30, 2016	$3,952

Securities with carrying values of approximately $31.3 million and $31.1 million were pledged as of June 30, 2016 and December 31, 2015, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at June 30, 2016 and December 31, 2015 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2016
U.S. government sponsored entities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	2,570	(22)	2,570	(22)
Municipal securities	-	-	-	-	-	-
Collateralized debt obligations	-	-	1,874	(3,182)	1,874	(3,182)
Total temporarily impaired	$-	$-	$4,444	$(3,204)	$4,444	$(3,204)
Number of securities				6		6

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
U.S. government sponsored entities	$9,429	$(66)	$-	$-	$9,429	$(66)
Collateralized mortgage obligations and residential mortgage-backed securities	39,386	(232)	8,045	(244)	47,431	(476)
Municipal securities	1,512	(5)	-	-	1,512	(5)
Collateralized debt obligations	-	-	2,734	(2,362)	2,734	(2,362)
Total temporarily impaired	$50,327	$(303)	$10,779	$(2,606)	$61,106	$(2,909)
Number of securities		37		11		48

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

Note 4 - Loans Receivable

Loans receivable are summarized below:

	(Dollars in thousands)
	June 30, 2016	December 31, 2015
Loans secured by real estate:
Residential, including home equity	$211,063	$213,951
Commercial real estate, construction & land development, and other dwellings	274,079	259,478
Commercial participations purchased	299	310
Total loans secured by real estate	485,441	473,739
Consumer	527	535
Commercial business	72,361	68,813
Government	28,388	29,062
Subtotal	586,717	572,149
Less:
Net deferred loan origination fees	(184)	(174)
Undisbursed loan funds	(406)	(77)
Loan receivables	$586,127	$571,898

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business	Government	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2016:

Allowance for loan losses:
Beginning Balance	$1,731	$44	$4,601	$13	$747	$72	$7,208
Charge-offs	(164)	(8)	-	-	-	-	(172)
Recoveries	-	1	-	-	12	-	13
Provisions	203	-	6	(4)	87	(4)	288
Ending Balance	$1,770	$37	$4,607	$9	$846	$68	$7,337

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2015:

Allowance for loan losses:
Beginning Balance	$1,965	$21	$3,694	$10	$815	$81	$6,586
Charge-offs	(73)	(9)	(5)	-	-	-	(87)
Recoveries	-	-	-	-	2	-	2
Provisions	(364)	19	527	9	13	(6)	198
Ending Balance	$1,528	$31	$4,216	$19	$830	$75	$6,699

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2016:

Allowance for loan losses:
Beginning Balance	$1,711	$38	$4,422	$14	$698	$70	$6,953
Charge-offs	(212)	(12)	-	-	-	-	(224)
Recoveries	-	4	-	-	20	-	24
Provisions	271	7	185	(5)	128	(2)	584
Ending Balance	$1,770	$37	$4,607	$9	$846	$68	$7,337

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2015:

Allowance for loan losses:
Beginning Balance	$1,878	$17	$3,645	$13	$733	$75	$6,361
Charge-offs	(101)	(14)	(59)	-	-	-	(174)
Recoveries	-	1	22	-	4	-	27
Provisions	(249)	27	608	6	93	-	485
Ending Balance	$1,528	$31	$4,216	$19	$830	$75	$6,699

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business	Government	Total

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at June 30, 2016:

Ending balance: individually evaluated for impairment	$138	$-	$6	$9	$263	$-	$416

Ending balance: collectively evaluated for impairment	$1,632	$37	$4,601	$-	$583	$68	$6,921

LOAN RECEIVABLES
Ending balance	$210,880	$528	$274,080	$299	$71,952	$28,388	$586,127

Ending balance: individually evaluated for impairment	$2,252	$-	$374	$88	$500	$-	$3,214

Ending balance: purchased credit impaired individually evaluated for impairment	$1,364	$-	$-	$-	$-	$-	$1,364

Ending balance: collectively evaluated for impairment	$207,264	$528	$273,706	$211	$71,452	$28,388	$581,549

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2015:

Ending balance: individually evaluated for impairment	$149	$-	$171	$14	$22	$-	$356

Ending balance: collectively evaluated for impairment	$1,562	$38	$4,251	$-	$676	$70	$6,597

LOAN RECEIVABLES
Ending balance	$213,755	$535	$259,479	$310	$68,757	$29,062	$571,898

Ending balance: individually evaluated for impairment	$227	$-	$5,298	$92	$96	$-	$5,713

Ending balance: purchased credit impaired individually evaluated for impairment	$1,691	$-	$-	$-	$-	$-	$1,691

Ending balance: collectively evaluated for impairment	$211,837	$535	$254,181	$218	$68,661	$29,062	$564,494

The Bancorp's credit quality indicators are summarized below at June 30, 2016 and December 31, 2015:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction & Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business		Government
Loan Grades	2016	2015	2016	2015	2016	2015	2016	2015
2 Moderate risk	$259	$270	$-	$-	$6,795	$6,526	$-	$-
3 Above average acceptable risk	3,379	7,136	-	-	8,099	4,313	1,000	-
4 Acceptable risk	131,448	129,353	194	199	31,530	31,735	27,388	29,062
5 Marginally acceptable risk	91,221	74,342	-	-	12,389	12,225
6 Pass/monitor	41,417	38,337	17	19	11,333	11,774	-	-
7 Special mention (watch)	5,949	4,707	-	-	742	601	-	-
8 Substandard	407	5,334	88	92	1,064	1,583	-	-
Total	$274,080	$259,479	$299	$310	$71,952	$68,757	$28,388	$29,062

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate, Including Home Equity		Consumer
	2016	2015	2016	2015
Performing	$206,433	$209,583	$528	$535
Non-performing	4,447	4,172	-	-
Total	$210,880	$213,755	$528	$535

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

One residential real estate loan in the amount of $2 million was modified as a troubled debt restructuring during the second quarter of 2016. No troubled debt restructurings have subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

	As of June 30, 2016			For the six months ended June 30, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$3,452	$5,717	$-	$2,882	$64
Commercial real estate, construction & land development, and other dwellings	356	356	-	1,855	-
Commercial participations purchased	-	-	-	-	-
Commercial business	237	237	-	271	2
With an allowance recorded:
Residential real estate, including home equity	164	164	138	171	-
Commercial real estate, construction & land development, and other dwellings	18	18	6	18	-
Commercial participations purchased	88	88	9	90	3
Commercial business	263	263	263	103	-
Total:
Residential real estate, including home equity	$3,616	$5,881	$138	$3,053	$64
Commercial real estate, construction & land development, and other dwellings	$374	$374	$6	$1,873	$-
Commercial participations purchased	$88	$88	$9	$90	$3
Commercial business	$500	$500	$263	$374	$2

	As of December 31, 2015			For the six months ended June 30, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$1,741	$4,737	$-	$1,246	$14
Commercial real estate, construction & land development, and other dwellings	5,075	5,075	-	-	-
Commercial participations purchased	-	-	-	-	-
Commercial business	74	74	-	-	-
With an allowance recorded:
Residential real estate, including home equity	177	177	149	-	-
Commercial real estate, construction & land development, and other dwellings	223	223	171	5,068	43
Commercial participations purchased	92	92	14	98	4
Commercial business	22	22	22	287	2
Total:
Residential real estate, including home equity	$1,918	$4,914	$149	$1,246	$14
Commercial real estate, construction & land development, and other dwellings	$5,298	$5,298	$171	$5,068	$43
Commercial participations purchased	$92	$92	$14	$98	$4
Commercial business	$96	$96	$22	$287	$2

As part of the previously disclosed acquisitions of First Federal Savings and Loan Association of Hammond (“First Federal”), which closed during the second quarter of 2014, and Liberty Savings Bank (‘Liberty”), which closed during the third quarter of 2015, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At June 30, 2016, total purchased credit impaired loans with unpaid principal balances totaled $3.6 million with a recorded investment of $1.4 million. First Federal purchased credit impaired loans with unpaid principal balances totaled $1.7 million with a recorded investment of $787 thousand. Liberty purchased credit impaired loans with unpaid principal balances totaled $1.9 million with a recorded investment of $577 thousand.

The Bancorp’s age analysis of past due loans is summarized below:

	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days and Accruing
June 30, 2016
Residential real estate, including home equity	$4,721	$1,473	$3,607	$9,801	$201,079	$210,880	$461
Consumer	-	-	-	-	528	528	-
Commercial real estate, construction & land development, and other dwellings	3,098	227	156	3,481	270,599	274,080	5
Commercial participations purchased	-	-	88	88	211	299	-
Commercial business	389	396	168	954	70,998	71,952	-
Government	-	-	-	-	28,388	28,388	-
Total	$8,208	$2,096	$4,019	$14,324	$571,803	$586,127	$466

December 31, 2015
Residential real estate, including home equity	$5,559	$2,430	$3,055	$11,044	$202,711	$213,755	$377
Consumer	-	-	-	-	535	535	-
Commercial real estate, construction & land development, and other dwellings	-	211	710	921	258,558	259,479	-
Commercial participations purchased	-	-	92	92	218	310	-
Commercial business	67	177	22	266	68,491	68,757	-
Government	-	-	-	-	29,062	29,062	-
Total	$5,626	$2,818	$3,879	$12,323	$559,575	$571,898	$377

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	June 30, 2016	December 31, 2015
Residential real estate, including home equity	$3,985	$4,172
Consumer	-	-
Commercial real estate, construction & land development, and other dwellings	407	915
Commercial participations purchased	88	92
Commercial business	431	22
Government	-	-
Total	$4,911	$5,201

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	June 30,	December 31,
	2016	2015
Residential real estate, including home equity	$102	$496
Commercial real estate, construction & land development and other dwellings	1,014	1,014
Commercial business	-	80
Total	$1,116	$1,590

Note 6 – Goodwill, Other Intangible Assets, and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $2.8 million with the acquisition of First Federal and Liberty Savings. Goodwill of $2.0 million was established with the acquisition of First Federal and goodwill of $803 thousand was established with the acquisition of Liberty Savings. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. During the first quarter of 2015, estimates of fair values related to a pool of loans with a single borrower were determined to be lower than originally estimated. This change, net of related estimated adjustments, led to the addition of $377 thousand to goodwill and $423 thousand to purchased credit impaired loan balances during the period ended March 31, 2015. During the second quarter of 2016, original estimates related to Liberty goodwill components were adjusted. Estimates of fair values related to a pool of purchased loans were determined to be lower than originally estimated, which led to the addition of $178 thousand to goodwill. Fixed asset valuations were also determined to be higher than originally estimated, which led to a reduction of $109 thousand to goodwill. Also, the valuation of the accrued withdrawal liability for the defined benefit plan was determined to be higher than originally estimated leading to the addition of $161 thousand to goodwill. Goodwill totaled $2.8 million at June 30, 2016 compared to $2.6 million at December 31, 2015.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. Approximately $6 thousand of amortization was taken during the six months ended June 30, 2016 and 2015. It is estimated that $6 thousand of additional amortization will occur during 2016 and the remaining amount of $60 thousand will be equally amortized through to the first quarter of 2022. A core deposit intangible of $471 thousand for the acquisition of Liberty Savings was established and is being amortized over 8.2 years on a straight line basis. Approximately $29 thousand of amortization was taken during the six months ended June 30, 2016, with no amortization occurring during the six months ended June 30, 2015. It is estimated that $29 thousand of additional amortization will occur during 2016 and the remaining amount of $385 thousand will be equally amortized through to the third quarter of 2023.

For the First Federal acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $102 thousand of accretion was taken into income for the six months ended June 30, 2016, compared to $118 thousand for the six months ended June 30, 2015. It is estimated that $90 thousand of additional accretion will occur in 2016, with estimated accretion of $181 thousand occurring in 2017, and $151 thousand occurring in 2018. Similarly, for the Liberty Savings acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.2 million that is being accreted over 44 months on a straight line basis. Approximately $163 thousand of accretion was taken into income for the six months ended June 30, 2016, and it is estimated an additional $158 thousand of accretion will occur during 2016, $315 thousand of accretion will occur annually through to 2018, and accretion of $53 thousand will occur during 2019.

For the First Federal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $276 thousand that is being amortized over 17 months on a straight line basis. No amortization was taken as expense during the six months ended June 30, 2016, compared to $100 thousand of amortization expense during the six months ended June 30, 2015, as the amortization period ended during 2015. For the Liberty Savings acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $124 thousand that is being amortized over 17 months on a straight line basis. Approximately $44 thousand of amortization was taken as expense during the six months ended June 30, 2016. It is estimated that an additional $37 thousand of amortization will occur during 2016.

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

Note 8 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2016	2015	2016	2015
Basic earnings per common share:
Net income as reported	$2,242	$1,976	$4,486	$3,903
Weighted average common shares outstanding	2,859,003	2,851,417	2,856,938	2,850,175
Basic earnings per common share	$0.78	$0.69	$1.57	$1.37
Diluted earnings per common share:
Net income as reported	$2,242	$1,976	$4,486	$3,903
Weighted average common shares outstanding	2,859,003	2,851,417	2,856,938	2,850,175
Add: Dilutive effect of assumed stock option exercises	750	-	750	-
Weighted average common and dilutive potential common shares outstanding	2,859,753	2,851,417	2,857,688	2,850,175
Diluted earnings per common share	$0.78	$0.69	$1.57	$1.37

Note 9 - Stock Based Compensation

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the six months ended June 30, 2016, stock based compensation expense of $67 thousand was recorded, compared to $47 thousand for the six months ended June 30, 2015. It is anticipated that current outstanding unvested options and awards will result in additional compensation expense of approximately $76 thousand in 2016 and $152 thousand in 2017.

There were no incentive stock options granted during the first six months of 2016 or 2015. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards.

A summary of incentive option activity under the Bancorp’s stock option and incentive plans described above for the six months ended June 30, 2016 follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Incentive options	Shares	Price	Term	Value
Outstanding at January 1, 2016	750	$28.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	$-
Outstanding at June 30, 2016	750	$28.50	1.7	-
Exercisable at June 30, 2016	750	$28.50	1.7	-

There were 8,740 shares of restricted stock granted during the first six months of 2016 compared to 7,250 shares granted during the first six months of 2015. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vests five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option and incentive plans described above for the six months ended June 30, 2016 follows:

		Weighted-
		Average
		Grant Date
Restricted stock	Shares	Fair Value
Nonvested at January 1, 2016	19,725	$25.15
Granted	8,740	30.10
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2016	28,465	$26.67

Note 10 - Adoption of New Accounting Standards

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

Update Number 2016-01 – Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this accounting standard update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this accounting standard update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this accounting standard update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This accounting standard update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is in the process of evaluating the impact of this update on the Bancorp’s consolidated financial statements.

Update Number 2016-02 – Leases (Topic 842) Lessees As a result of a joint effort by the FASB and the IASB to improve financial reporting, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which finalizes (1) Discussion Paper No. 1680-100, Leases—Preliminary Views, (2) Proposed ASU No. 1850-100, Leases (Topic 840), and (3) Proposed ASU No. 2013-270, Leases (Topic 842)—a revision of the 2010 proposed FASB Accounting Standards Update, Leases (Topic 840). Moreover, ASU No. 2016-02 seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.

To satisfy the foregoing objective, the FASB has created Topic 842, Leases, which supersedes Topic 840. In fact, current GAAP requires lessees and lessors to classify their leases as either capital leases or operating leases and to account for those leases differently, but those accounting models have been criticized for failing to meet the needs of users of financial statements because they do not always provide a faithful representation of leasing transactions. Thus, under the new guidance, Topic 842, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or an operating lease (i.e., the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases under the previous guidance).

However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU No. 2016-02 will require both operating and finance leases to be recognized on the balance sheet. Additionally, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements.

Notably, lessor accounting will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.This ASU is effective for Public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management does not believe the adoption of this update will have a material effect on the Bancorp’s consolidated financial statements.

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

Update Number 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU finalizes Proposed ASU No. 2012-260, Financial Instruments—Credit Losses (Subtopic 825-15), and adds Topic 326, Financial Instruments—Credit Losses, to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

Prior GAAP included multiple credit impairment objectives that generally delayed recognition of the full amount of credit losses until it was probable that the loss would occur. The new guidance eliminates the probable initial recognition threshold and, instead, reflects an entity’s current estimate of all expected credit losses. The new guidance broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. The accounting for purchased credit impaired financial assets under the amendments will make the allowance for credit losses more comparable between originated assets and purchased financial assets, as well as reduce complexity with the accounting for interest income.

Additionally, credit losses on available-for-sale debt securities will now have to be presented as an allowance rather than as a write-down. This approach is an improvement to current GAAP, because unlike current GAAP, which prohibits reflecting reversals of credit losses, an entity will be able to record reversals of credit losses in current-period net income in situations in which the estimate of credit losses declines, thereby aligning the income statement recognition of credit losses with the reporting period in which the changes occur.

This ASU is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is in the process of evaluating the impact adoption of this update will have on the Bancorp’s consolidated financial statements.

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, and bank call reports filed with the FDIC and the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment during the period ended June 30, 2016.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2015	$271
Additions not previously recognized	-
Ending balance, June 30, 2016	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities impairment evaluation as of June 30, 2016:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Lowest credit rating assigned	CC	CC	BB	CCC
Number of performing banks	57	32	61	48
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	19	7	2	4
Number of issuers in deferral	4	3	3	4
Defaults & deferrals as a % of performing collateral	35.76%	23.23%	4.38%	15.27%
Subordination:
As a % of performing collateral	9.98%	-0.36%	47.59%	26.92%
As a % of performing collateral - adjusted
for projected future defaults	4.84%	-8.15%	43.89%	22.99%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	1.80%	2.40%	2.20%	1.70%
Year 2 - issuer average	1.80%	2.40%	2.20%	1.70%
Year 3 - issuer average	1.80%	2.40%	2.20%	1.70%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the preceding table, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At June 30, 2016, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At June 30, 2016, three of the trust preferred securities with a cost basis of $3.8 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2016. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$1,603	$1,603	$-	$-
U.S. government sponsored entities	32,202	-	32,202	-
Collateralized mortgage obligations and residential mortgage-backed securities	109,536	-	109,536	-
Municipal securities	98,018	-	98,018	-
Collateralized debt obligations	1,874	-	-	1,874
Total securities available-for-sale	$243,233	$1,603	$239,756	$1,874

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$525	$525	$-	$-
U.S. government sponsored entities	17,431	-	17,431	-
Collateralized mortgage obligations and residential mortgage-backed securities	119,173	-	119,173	-
Municipal securities	93,487	-	93,487	-
Collateralized debt obligations	2,734	-	-	2,734
Total securities available-for-sale	$233,350	$525	$230,091	$2,734

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2015	$2,432
Included in earnings	-
Total unrealized gains, included in other comprehensive income	302
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2015	$2,734

Beginning balance, January 1, 2016	$2,734
Included in earnings	-
Total unrealized losses, included in other comprehensive income	(860)
Transfers in and/or (out) of Level 3	-
Ending balance, June 30, 2016	$1,874

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,162	$-	$-	$4,162
Foreclosed real estate	1,116	-	-	1,116

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,048	$-	$-	$7,048
Foreclosed real estate	1,590	-	-	1,590

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $4.6 million and the related specific reserves totaled approximately $416 thousand, resulting in a fair value of impaired loans totaling approximately $4.2 million, at June 30, 2016. The recorded investment of impaired loans was approximately $7.4 million and the related specific reserves totaled approximately $356 thousand, resulting in a fair value of impaired loans totaling approximately $7.0 million, at December 31, 2015. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	June 30, 2016		Estimated Fair Value Measurements at June 30, 2016 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,325	$31,325	$31,325	$-	$-
Securities available-for-sale	243,233	243,233	1,603	239,756	1,874
Loans held-for-sale	1,837	1,865	1,865	-	-
Loans receivable, net	578,790	576,960	-	-	576,960
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,001	3,001	-	3,001	-

Financial liabilities:
Non-interest bearing deposits	99,273	99,273	99,273	-	-
Interest bearing deposits	649,640	649,499	457,246	192,253	-
Repurchase agreements	17,585	17,584	13,420	4,164	-
Borrowed funds	39,001	39,251	1,901	37,350	-
Accrued interest payable	40	40	-	40	-

	December 31, 2015		Estimated Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$11,533	$11,533	$11,533	$-	$-
Securities available-for-sale	233,350	233,350	525	230,091	2,734
Loans held-for-sale	2,435	2,504	2,504	-	-
Loans receivable, net	564,945	561,122	-	-	561,122
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,000	3,000	-	3,000	-

Financial liabilities:
Non-interest bearing deposits	100,031	100,031	100,031	-	-
Interest bearing deposits	614,844	614,226	420,354	193,872	-
Repurchase agreements	18,508	18,476	13,628	4,848	-
Borrowed funds	39,493	39,504	393	39,111	-
Accrued interest payable	45	45	-	45	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended June 30, 2016 and December 31, 2015:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB (“the Bank”), an Indiana savings bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc.

At June 30, 2016, the Bancorp had total assets of $909.4 million, total loans of $586.1 million and total deposits of $748.9 million. Stockholders' equity totaled $86.5 million or 9.51% of total assets, with a book value per share of $30.23. Net income for the quarter ended June 30, 2016, was $2.2 million, or $0.78 earnings per common share for both basic and diluted calculations. For the quarter ended June 30, 2016, the return on average assets (ROA) was 1.02%, while the return on average stockholders’ equity (ROE) was 10.49%. Net income for the six months ended June 30, 2016, was $4.5 million, or $1.57 earnings per common share for both basic and diluted calculations. For the quarter ended June 30, 2016, ROA was 1.03%, while the ROE was 10.64%.

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

Additionally, the final rules set forth certain changes for the calculation of risk-weighted assets. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe we are in compliance with the requirements as set forth in the final rules.

Financial Condition

During the six months ended June 30, 2016, total assets increased by $44.5 million (5.1%), with interest-earning assets increasing by $40.6 million (5.0%). At June 30, 2016, interest-earning assets totaled $852.9 million compared to $812.3 million at December 31, 2015. Earning assets represented 93.8% of total assets at June 30, 2016 and 93.9% of total assets at December 31, 2015. Growth in total assets and interest earning assets for the six months was the result of internally generated growth.

Net loans receivable totaled $586.1 million at June 30, 2016, compared to $571.9 million at December 31, 2015. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	June 30,
	2016		December 31,
(Dollars in thousands)	(unaudited)		2015
	Balance	% Loans	Balance	% Loans

Construction & land development	$45,376	7.7%	$41,524	7.3%
1-4 first liens	176,847	30.2%	179,527	31.4%
Multifamily	45,174	7.7%	45,524	8.0%
Commercial real estate	183,828	31.4%	172,741	30.2%
Commercial business	71,952	12.3%	68,757	12.0%
1-4 Junior Liens	1,016	0.2%	1,065	0.2%
HELOC	30,332	5.2%	29,880	5.2%
Lot loans	2,684	0.5%	3,283	0.6%
Consumer	528	0.1%	535	0.1%
Government	28,388	4.7%	29,062	5.0%
Loans receivable	$586,127	100.0%	$571,898	100.0%

Adjustable rate loans / loans receivable	$333,770	56.9%	$311,386	54.4%

	June 30,
	2016	December 31,
	(unaudited)	2015

Loans receivable to total assets	64.5%	66.1%
Loans receivable to earning assets	68.7%	70.4%
Loans receivable to total deposits	78.3%	80.0%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the six months ended June 30, 2016, the Bancorp originated $18.8 million in new fixed rate mortgage loans for sale, compared to $28.1 million during the six months ended June 30, 2015. Net gains realized from the mortgage loan sales totaled $541 thousand for the six months ended June 30, 2016, compared to $734 thousand for the six months ended June 30, 2015. At June 30, 2016, the Bancorp had $1.8 million in loans that were classified as held for sale, compared to $2.4 million at December 31, 2015.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $5.4 million at June 30, 2016, compared to $5.6 million at December 31, 2015, a decrease of $200 thousand or 3.6%. The decrease in non-performing loans for the first six months of 2016 is partially the result of the payoff of one non-accruing commercial real estate loan in the amount of $522 thousand, as well as the result of borrowers generally making more timely payments during the year. The ratio of non-performing loans to total loans was 0.92% at June 30, 2016, compared to 0.98% at December 31, 2015. The ratio of non-performing loans to total assets was 0.59% at June 30, 2016, compared to 0.64% at December 31, 2015. At June 30, 2016, all non-performing loans are also accounted for on a non-accrual basis, except for seven loans totaling $466 thousand that remained accruing and more than 90 days past due.

Loans internally classified as substandard totaled $5.6 million at June 30, 2016, compared to $11.3 million at December 31, 2015 a decrease of $5.7 million or 50.2%. The decrease in substandard loans is primarily due to the payoff of one accruing commercial real estate hotel loan in the amount of $4.4 million and one non-accruing commercial real estate loan in the amount of $522 thousand. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2016 or December 31, 2015. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $14.1 million at June 30, 2016, compared to $13.5 million at December 31, 2015, an increase of $521 thousand or 3.9%. The increase in watch loans is due to the addition of four commercial real estate notes with balances of $1.5 million that were newly classified as watch.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At June 30, 2016, impaired loans totaled $4.6 million, compared to $7.4 million at December 31, 2015 a decrease of $2.8 million or 37.8%. The decrease in impaired loans for the first six months of 2016 is primarily the result of the aforementioned payoff of one accruing commercial real estate hotel loan and one non-accruing commercial real estate loan. The June 30, 2016, impaired loan balances consist of ten commercial real estate and commercial business loans totaling $874 thousand that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, seventy-two residential real estate and home equity line of credit loans totaling $3.4 million, which are troubled debt restructurings or purchased credit impaired, have also been classified as impaired. At June 30, 2016 the ALL contained $416 thousand in specific reserves for impaired loans, compared to $356 thousand at December 31, 2015. There were no other loans considered to be impaired loans as of June 30, 2016. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired loans. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Bancorp aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. During the first six months of 2015, initial estimates of fair values related to a pool of First Federal loans with a single borrower were found to be lower than expected. This change led to the addition of $423 thousand to purchased credit impaired loan balances. During the second quarter of 2016, initial estimates of fair values related to a pool of Liberty loans were found to be lower than expected. This change led to the addition of $178 thousand to non-accretable discount. Also increasing the purchased credit impaired loan balance was the addition of 43 loans acquired from Liberty. At June 30, 2016, purchased credit impaired loans with unpaid principal balances totaled $3.6 million with a recorded investment of $1.4 million.

At June 30, 2016, the Bancorp classified three loans totaling $2.1 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings includes one loan to a residential real estate developer for $2.0 million for which an extension of term and reduction in rate and two commercial business loans totaling $71 thousand for which a reduction in principal payments was granted. At June 30, 2016, all $2.1 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At June 30, 2016, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the six months ended June 30, 2016, $584 thousand in provisions to the ALL were required, compared to $485 thousand for the six months ended June 30, 2015, an increase of $99 thousand or 20.4%. The ALL provision increase for the current six month period is primarily a result of increased originations and overall loan portfolio growth. For the six months ended June 30, 2016, charge-offs, net of recoveries, totaled $200 thousand, compared to charge-offs, net of recoveries of $147 thousand for the six months ended June 30, 2015. The net loan charge-offs for 2016 were comprised of $212 thousand in residential real estate loans, $8 thousand in consumer loans, and net loan recoveries of $20 thousand in commercial business loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL-to-total loans was 1.25% at June 30, 2016, compared to 1.22% at December 31, 2015. The ALL-to-non-performing loans (coverage ratio) was 136.43% at June 30, 2016, compared to 124.66% at December 31, 2015. The June 30, 2016 balance in the ALL account of $7.3 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At June 30, 2016, foreclosed real estate totaled $1.1 million, which was comprised of eleven properties, compared to $1.6 million and seventeen properties at December 31, 2015. The decrease in foreclosed real estate is the result of the sale of properties. Net gains from foreclosed real estate totaled $74 thousand for the six months ended June 30, 2016, and were the result of proceeds received from the sale of foreclosed properties. At the end of June 2016 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $243.2 million at June 30, 2016, compared to $233.4 million at December 31, 2015, an increase of $9.9 million (4.2%). The increase in the securities portfolio is a result of continued investment of excess liquidity in securities. At June 30, 2016, the securities portfolio represented 28.5% of interest-earning assets and 26.7% of total assets compared to 28.7% of interest-earning assets and 27.0% of total assets at December 31, 2015.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30,
	2016		December 31,
(Dollars in thousands)	(unaudited)		2015
	Balance	% Securities	Balance	% Securities

Money market fund	$1,603	0.7%	$525	0.2%
U.S. government sponsored entities	32,202	13.2%	17,431	7.5%
Collateralized mortgage obligations and
residential mortgage-backed securities	109,536	45.0%	119,173	51.1%
Municipal securities	98,018	40.3%	93,487	40.0%
Collateralized debt obligations	1,874	0.8%	2,734	1.2%
Total securities available-for-sale	$243,233	100.0%	$233,350	100.0%

	June 30,
	2016	December 31,	YTD
(Dollars in thousands)	(unaudited)	2015	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$17,385	$773	$16,612	2149.0%
Fed funds sold	1,347	845	502	59.4%
Federal Home Loan Bank stock	3,000	3,000	-	0.0%

The net increase in interest bearing balances in other financial institutions and the net increase in fed funds sold is primarily the result of the Bancorp’s deposit gathering efforts and the timing of investing those funds in earning assets. Federal Home Loan Bank stock corresponds to stock ownership requirements based on borrowing needs.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	June 30,
	2016	December 31,	YTD
(Dollars in thousands)	(unaudited)	2015	Change
	Balance	Balance	$	%

Checking	$258,272	$247,616	$10,656	4.3%
Savings	123,497	118,453	5,044	4.3%
Money market	174,750	154,316	20,434	13.2%
Certificates of deposit	192,394	194,490	(2,096)	-1.1%
Total deposits	$748,913	$714,875	$34,038	4.8%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	June 30,
	2016	December 31,	YTD
(Dollars in thousands)	(unaudited)	2015	Change
	Balance	Balance	$	%

Repurchase agreements	$17,585	$18,508	$(923)	-5.0%
Borrowed funds	39,001	39,493	(492)	-1.2%
Total borrowed funds	$56,586	$58,001	$(1,415)	-2.4%

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

During the six months ended June 30, 2016, cash and cash equivalents increased by $19.8 million compared to a $13.2 million increase for the six months ended June 30, 2015. The primary sources of cash and cash equivalents were increased deposits, sales of loans originated for sale, and proceeds from maturities, pay downs, calls, and sales of available-for-sale securities. The primary uses of cash and cash equivalents were loan originations, the purchase of securities, and the repayment of FHLB advances. Cash provided by operating activities totaled $9.6 million for the six months ended June 30, 2016, compared to cash provided of $8.6 million for the six month period ended June 30, 2015. The increase in cash from operating activities was primarily a result of an increase in clearing accounts that facilitate customer transactions. Cash outflows from investing activities totaled $20.8 million for the current period, compared to cash outflows of $27.8 million for the six months ended June 30, 2015. The decreased cash outflows for the current six months were primarily related to reduced purchase of securities and origination of loans receivable. Net cash inflows from financing activities totaled $31.0 million during the current period compared to net cash inflows of $32.4 million for the six months ended June 30, 2015. The decrease in net cash inflows from financing activities was primarily a result of less reliance on the Federal Home Loan Bank advances. On a cash basis, the Bancorp paid dividends on common stock of $1.5 million for the six months ended June 30, 2016 and $1.4 million for the six months ended June 30, 2015.

At June 30, 2016, outstanding commitments to fund loans totaled $117.9 million. Approximately 52.0% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $8.3 million at June 30, 2016. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2016, stockholders' equity increased by $5.6 million (6.9%). During the six months ended June 30, 2016, stockholders’ equity was primarily increased by net income of $4.5 million and an increase to accumulated other comprehensive income of $2.6 million. Decreasing stockholders’ equity was the declaration of $1.6 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the first six months of 2016 or 2015.

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

The Dodd-Frank Act required the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries. However, under the FRB’s “Small Bank Holding Company” exemption from consolidated bank holding company capital requirements, bank holding companies and savings and loan holding companies with less than $1 billion in consolidated assets, such as the Bancorp, are exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases.

The following table shows that, at June 30, 2016, and December 31, 2015, the Bancorp’s and Bank’s capital exceeded all applicable regulatory capital requirements. During the six months ended June 30, 2016, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.1 million. Three of these investments currently have ratings that are below investment grade. As a result, approximately $18.5 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both June 30, 2016 and December 31, 2015. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$78.3	12.4%	$28.5	4.5%	$41.1	6.5%
Tier 1 capital to risk-weighted assets	$78.3	12.4%	$37.9	6.0%	$50.6	8.0%
Total capital to risk-weighted assets	$85.7	13.6%	$50.6	8.0%	$63.2	10.0%
Tier 1 capital to adjusted average assets	$78.3	9.0%	$35.0	4.0%	$43.8	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$76.0	12.4%	$27.6	4.5%	$39.9	6.5%
Tier 1 capital to risk-weighted assets	$76.0	12.4%	$36.8	6.0%	$49.1	8.0%
Total capital to risk-weighted assets	$83.0	13.5%	$49.1	8.0%	$61.3	10.0%
Tier 1 capital to adjusted average assets	$76.0	9.0%	$33.9	4.0%	$42.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2016, without the need for qualifying for an exemption or prior DFI approval, is $9.2 million plus 2016 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On May 20, 2016 the Board of Directors of the Bancorp declared a second quarter dividend of $0.28 per share. The Bancorp’s second quarter dividend was paid to shareholders on July 5, 2016.

Results of Operations - Comparison of the Quarter Ended June 30, 2016 to the Quarter Ended June 30, 2015

For the quarter ended June 30, 2016, the Bancorp reported net income of $2.2 million, compared to net income of $2.0 million for the quarter ended June 30, 2015, an increase of $266 thousand (13.5%). For the current quarter the ROA was 1.02%, compared to 1.00% for the quarter ended June 30, 2015. The ROE was 10.49% for the quarter ended June 30, 2016, compared to 10.03% for the quarter ended June 30, 2015.

Net interest income for the three months ended June 30, 2016 was $7.4 million, an increase of $750 thousand (11.3%), compared to $6.6 million for the quarter ended June 30, 2015. The weighted-average yield on interest-earning assets was 3.87% for the three months ended June 30, 2016, compared to 3.80% for the three months ended June 30, 2015. The weighted-average cost of funds for the quarter ended June 30, 2016, was 0.30%, compared to 0.27% for the quarter ended June 30, 2015. The impact of the 3.87% return on interest earning assets and the 0.30% cost of funds resulted in an interest rate spread of 3.57% for the current quarter, compared to 3.54% for the quarter ended June 30, 2015. Compared to the three months ended June 30, 2015, total interest income increased by $867 thousand (12.2%) while total interest expense increased by $117 thousand (24.6%). The net interest margin was 3.58% for the three months ended June 30, 2016, compared to 3.55% for the quarter ended June 30, 2015. On a tax equivalent basis, the Bancorp’s net interest margin was 3.82% for the three months ended June 30, 2016, compared to 3.80% for the quarter ended June 30, 2015. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended June 30, 2016, interest income from loans increased by $858 thousand (15.4%), compared to the three months ended June 30, 2015. The change was due to an increase in average balances as a result of acquisition activity in the third quarter of 2015. The weighted-average yield on loans outstanding was 4.43% for the current quarter, compared to 4.47% for the three months ended June 30, 2015. Loan balances averaged $580.7 million for the current quarter, an increase of $82.9 million (16.7%) from $497.7 million for the three months ended June 30, 2015. During the three months ended June 30, 2016, interest income on securities and other interest bearing balances increased by $9 thousand (0.6%), compared to the quarter ended June 30, 2015. The change was due to an increase in the weighted-average yield. The weighted-average yield on securities and other interest bearing balances was 2.52%, for the current quarter, compared to 2.46% for the three months ended June 30, 2015. Securities balances averaged $241.9 million for the current quarter, down $5.2 million (2.1%) from $247.2 million for the three months ended June 30, 2015. Other interest bearing balances averaged $2.0 million for the current period, down $16.7 million (89.4%) from $18.6 million for the three months ended June 30, 2015. The decrease in other interest bearing balances is a result of increased loan origination and investments in securities.

Interest expense on deposits increased by $96 thousand (27.8%) during the current quarter compared to the three months ended June 30, 2015. The change was due to an increase in average balances outstanding and higher average cost. The weighted-average rate paid on deposits for the three month period ended June 30, 2016 was 0.30% compared to 0.27% for the three months ended June 30, 2015. Total deposit balances averaged $781.9 million for the current quarter, an increase of $75.3 million (10.7%) from $706.6 million for the quarter ended June 30, 2015. Interest expense on borrowed funds increased by $21 thousand (16.2%) during the current quarter due to an increase in average balances compared to the three months ended June 30, 2015. The weighted-average cost of borrowed funds was 1.01% for the current quarter, compared to 1.02% for the three months ended June 30, 2015. Borrowed funds averaged $60.0 million during the quarter ended June 30, 2016, an increase of $8.9 million (17.4%) from $51.1 million for the quarter ended June 30, 2015.

Noninterest income for the quarter ended June 30, 2016 was $1.8 million, an increase of $38 thousand (2.2%) from $1.7 million for the quarter ended June 30, 2015. During the current quarter, fees and service charges totaled $716 thousand, an increase of $5 thousand (0.7%) from $711 thousand for the quarter ended June 30, 2015. Fees from Wealth Management operations totaled $434 thousand for the quarter ended June 30, 2016, an increase of $47 thousand (12.1%) from $387 thousand for the quarter ended June 30, 2015. The increase in Wealth Management income is related to market value changes of assets under management and the timing of one-time fees between the two time periods. Gains from loan sales totaled $291 thousand for the current quarter, a decrease of $63 thousand (17.8%), compared to $354 thousand for the quarter ended June 30, 2015. The decrease in gains from the sale of loans is a result of reduced demand. Gains from the sale of securities totaled $165 thousand for the current quarter, an increase of $28 thousand (20.4%) from $137 thousand for the quarter ended June 30, 2015. Current market conditions continued to provide opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $121 thousand for the current quarter, an increase of $15 thousand (14.2%) from $106 thousand for the quarter ended June 30, 2015. Gains on foreclosed real estate totaled $42 thousand for the quarter ended June 30, 2016, an increase of $19 thousand (82.6%), compared to gains of $23 thousand for the quarter ended June 30, 2015. Other noninterest income totaled $1 thousand for the quarter, a decrease of $13 thousand (92.9%) compared to $14 thousand for the quarter ended June 30, 2015.

Noninterest expense for the quarter ended June 30, 2016 was $5.9 million, an increase of $272 thousand (4.8%) from $5.7 million for the three months ended June 30, 2015. During the current quarter, compensation and benefits totaled $3.1 million, a decrease of $127 thousand (4.0%) from $3.2 million for the quarter ended June 30, 2015. The decrease in compensation and benefits is the result of the Bancorp’s ongoing management of compensation costs. Occupancy and equipment expense totaled $964 thousand for the current quarter, an increase of $79 thousand (8.9%), compared to $885 thousand for the quarter ended June 30, 2015. The increase in occupancy and equipment expense is the result of higher building operating expenses, while also maintaining two new locations from the acquisition of Liberty Savings Bank. Data processing expense totaled $338 thousand for the three months ended June 30, 2016, an increase of $25 thousand (8.0%) from $313 thousand for the three months ended June 30, 2015. Data processing expense has increased as a result of increased system utilization. Federal deposit insurance premiums expense totaled $131 thousand for the current quarter, an increase of $22 thousand (20.2%), compared to $109 thousand for the quarter ended June 30, 2015. Marketing expense totaled $130 thousand for the current quarter, a decrease of $15 thousand (10.3%), compared to $145 thousand for the quarter ended June 30, 2015. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Other expense totaled $1.3 million for the current quarter, an increase of $288 thousand (28.2%), compared to $1.0 million for the quarter ended June 30, 2015. The increase in other operating expenses is related to the acquisition of another banking institution during 2015 and the establishment of a captive insurance subsidiary during the quarter. The Bancorp’s efficiency ratio was 65.1% for the quarter ended June 30, 2016, compared to 68.0% for the three months ended June 30, 2015. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the decrease can be attributed to higher net interest income and noninterest income relative to noninterest expense.

Income tax expenses for the three months ended June 30, 2016 totaled $658 thousand, compared to income tax expense of $498 thousand for the three months ended June 30, 2015, an increase of $160 thousand (32.1%). The combined effective federal and state tax rates for the Bancorp was 22.7% for the three months ended June 30, 2016, compared to 20.1% for the three months ended June 30, 2015. The Bancorp’s higher current quarter effective tax rate is a result of a larger increase to earnings relative to increased tax preferred income.

Results of Operations - Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

For the six months ended June 30, 2016, the Bancorp reported net income of $4.5 million, compared to net income of $3.9 million for the six months ended June 30, 2015, an increase of $266 thousand (13.5%). For the current six months the ROA was 1.03%, compared to 0.99% for the six months ended June 30, 2015. The ROE was 10.64% for the six months ended June 30, 2016, compared to 9.95% for the six months ended June 30, 2015.

Net interest income for the six months ended June 30, 2016 was $14.9 million, an increase of $1.9 million (14.5%), compared to $13.0 million for the six months ended June 30, 2015. The weighted-average yield on interest-earning assets was 3.92% for the six months ended June 30, 2016, compared to 3.78% for the six months ended June 30, 2015. The increase of the weighted-average yield for interest earning assets was positively affected by approximately $200 thousand dollars of outstanding interest income received from the payoff of one non-accruing commercial real estate loan with a balance of $522 thousand. The weighted-average cost of funds for the six months ended June 30, 2016, was 0.30%, compared to 0.27% for the six months ended June 30, 2015. The impact of the 3.92% return on interest earning assets and the 0.30% cost of funds resulted in an interest rate spread of 3.62% for the current six months, compared to 3.51% for the six months ended June 30, 2015. Compared to the six months ended June 30, 2015, total interest income increased by $2.1 million (15.2%) while total interest expense increased by $232 thousand (24.7%). The net interest margin was 3.64% for the six months ended June 30, 2016, compared to 3.53% for the six months ended June 30, 2015. On a tax equivalent basis, the Bancorp’s net interest margin was 3.88% for the six months ended June 30, 2016, compared to 3.78% for the six months ended June 30, 2015. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the six months ended June 30, 2016, interest income from loans increased by $2.1 million (19.1%), compared to the six months ended June 30, 2015. The change was primarily due to an increase in weighted average yield and average balances. The weighted-average yield on loans outstanding was 4.51% for the current six months, compared to 4.42% for the six months ended June 30, 2015. Loan balances averaged $576.7 million for the current six months, an increase of $82.6 million (16.7%) from $494.1 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, interest income on securities and other interest bearing balances increased by $37 thousand (1.2%), compared to the six months ended June 30, 2015. The increase was due to an increase in weighted-average yield. The weighted-average yield on securities and other interest bearing balances was 2.54%, for the current six months, compared to 2.49% for the six months ended June 30, 2015. Securities balances averaged $242.7 million for the current six months, down $1.0 million (0.4%) from $243.7 million for the six months ended June 30, 2015. Other interest bearing balances averaged $3.3 million for the current period, down $13.2 million (80.2%) from $16.5 million for the six months ended June 30, 2015.

Interest expense on deposits increased by $191 thousand (28.1%) during the current six months compared to the six months ended June 30, 2015. The change was due to an increase in average balances and the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the six months ended June 30, 2016 was 0.24%, compared to 0.21%, for the six months ended June 30, 2015. Total deposit balances averaged $718.6 million for the current six months, up $70.0 million (10.8%) from $648.6 million for the six months ended June 30, 2015. Interest expense on borrowed funds increased by $41 thousand (15.7%) during the current six months due to higher average balances, as compared to the six months ended June 30, 2015. The weighted-average cost of borrowed funds was 1.00% for the current six months, compared to 1.02% for the six months ended June 30, 2015. Borrowed funds averaged $60.6 million during the six months ended June 30, 2016, an increase of $9.3 million (18.1%) from $51.3 million for the six months ended June 30, 2015.

Noninterest income for the six months ended June 30, 2016 was $3.5 million, a decrease of $174 thousand (4.7%) from $3.7 million for the six months ended June 30, 2015. During the current six months, fees and service charges totaled $1.38 million, an increase of $36 thousand (2.7%) from $1.34 million for the six months ended June 30, 2015. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $857 thousand for the six months ended June 30, 2016, an increase of $41 thousand (5.0%) from $816 thousand for the six months ended June 30, 2015. The increase in Wealth Management income is related to market value changes in assets under management and the timing of one time fees. Gains from loan sales totaled $541 thousand for the current six months, a decrease of $193 thousand (26.3%), compared to $734 thousand for the six months ended June 30, 2015. The decrease in gains from the sale of loans is a result of decreased demand. Gains from the sale of securities totaled $418 thousand for the current six months, a decrease of $112 thousand (21.1%) from $530 thousand for the six months ended June 30, 2015. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $237 thousand for the six months ended June 30, 2016, an increase of $27 thousand (12.9%), compared to $210 thousand for the six months ended June 30, 2015. Gains on foreclosed real estate totaled $74 thousand for the six months ended June 30, 2016, an increase of $50 thousand (208.3%) from $24 thousand in gains for the six months ended June 30, 2015. Other noninterest income totaled $2 thousand for the six months ended June 30, 2016, a decrease of 23 thousand (92.0%) from $25 thousand for the six months ended June 30, 2015.

Noninterest expense for the six months ended June 30, 2016 was $12.0 million, an increase of $745 thousand (6.6%) from $11.3 million for the six months ended June 30, 2015. During the current six months, compensation and benefits totaled $6.6 million, an increase of $262 thousand (4.1%) from $6.4 million for the six months ended June 30, 2015. The increase in compensation and benefits is the result of the Bancorp’s ordinary course annual adjustments to salaries. Occupancy and equipment totaled $1.9 million for the current six months, an increase of $82 thousand (4.6%), compared to $1.8 million for the six months ended June 30, 2015. The increase in occupancy and equipment expense is the result of higher building operating expenses and acquisition activity that occurred in the third quarter of 2015. Data processing expense totaled $663 thousand for the six months ended June 30, 2016, an increase of $35 thousand (5.6%) from $628 thousand for the six months ended June 30, 2015. Data processing expense has increased as a result of increased system utilization. Federal deposit insurance premium expense totaled $268 thousand for the six months ended June 30, 2016, an increase of $25 thousand (10.3%) from $243 thousand for the six months ended June 30, 2015. The increase was the result of a larger asset base due to acquisition activity from the third quarter of 2015. Marketing expense related to banking products totaled $244 thousand for the current six months, a decrease of $14 thousand (5.4%) from $258 thousand for the six months ended June 30, 2015. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Other expenses related to banking operations totaled $2.4 million for the six months ended June 30, 2016, an increase of $355 thousand (17.6%) from $2.0 million for the six months ended June 30, 2015. The increase in other operating expenses is related to the acquisition of another banking institution during the second half 2015 and the establishment of a captive insurance subsidiary during 2016. The Bancorp’s efficiency ratio was 65.5% for the six months ended June 30, 2016, compared to 67.7% for the six months ended June 30, 2015. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the decrease can be attributed to higher net interest income relative to higher noninterest income and noninterest expense.

Income tax expenses for the six months ended June 30, 2016 totaled $1.3 million, compared to income tax expense of $1.0 million for the six months ended June 30, 2015, an increase of $287 thousand (28.7%). The combined effective federal and state tax rates for the Bancorp was 22.3% for the six months ended June 30, 2016, compared to 20.4% for the six months ended June 30, 2015. The Bancorp’s higher current period effective tax rate is a result of a larger increase to earnings relative to increased tax preferred income.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2016, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There are no matters reportable under this item.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the six months ended June 30, 2016 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2016 – January 31, 2016	-	N/A	-	48,828
February 1, 2016 – February 29, 2016	-	N/A	-	48,828
March 1, 2016 – March 31, 2016	-	N/A	-	48,828
April 1, 2016 – April 30, 2016	-	N/A	-	48,828
May 1, 2016 – May 31, 2016	-	N/A	-	48,828
June 1, 2016 – June 30, 2016	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended June 30, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: July 25, 2016	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: July 25, 2016	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

