Form 10-Q
period 2016-09-30
NORTHWEST INDIANA BANCORP
filed 2016-10-24
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016 or

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

There were 2,860,157 shares of the registrant’s Common Stock, without par value, outstanding at October 21, 2016.

NorthWest Indiana Bancorp

Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets, September 30, 2016 and December 31, 2015	1

Consolidated Statements of Income, Three and Nine Months Ended September 30, 2016 and 2015	2

Consolidated Statements of Comprehensive Income, Three and Nine Months Ended September 30, 2016 and 2015	3

Consolidated Statements of Changes in Stockholders' Equity, Three and Nine Months Ended September 30, 2016 and 2015	3

Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2016 and 2015	4

Notes to Consolidated Financial Statements	5-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. Other Information	33

SIGNATURES	34

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	35
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	36
32.1 Section 1350 Certifications	37
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	September 30,
	2016	December 31,
(Dollars in thousands)	(unaudited)	2015
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$9,857	$9,915
Interest bearing deposits in other financial institutions	6,497	773
Federal funds sold	207	845

Total cash and cash equivalents	16,561	11,533

Securities available-for-sale	240,050	233,350
Loans held-for-sale	3,633	2,435
Loans receivable	594,631	571,898
Less: allowance for loan losses	(7,504)	(6,953)
Net loans receivable	587,127	564,945
Federal Home Loan Bank stock	3,000	3,000
Accrued interest receivable	2,903	3,000
Premises and equipment	18,754	18,942
Foreclosed real estate	1,123	1,590
Cash value of bank owned life insurance	18,780	18,426
Goodwill	2,792	2,561
Other assets	6,166	5,111

Total assets	$900,889	$864,893

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$107,917	$100,031
Interest bearing	640,443	614,844
Total	748,360	714,875
Repurchase agreements	20,807	18,508
Borrowed funds	33,488	39,493
Accrued expenses and other liabilities	11,022	11,108

Total liabilities	813,677	783,984

Stockholders' Equity:
Preferred stock, no par or stated value;
10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: September 30, 2016 - 2,916,195	-	-
December 31, 2015 - 2,907,455
shares outstanding: September 30, 2016 - 2,860,157
December 31, 2015 - 2,851,417
Additional paid-in capital	4,624	4,519
Accumulated other comprehensive income	3,164	1,406
Retained earnings	79,424	74,984

Total stockholders' equity	87,212	80,909

Total liabilities and stockholders' equity	$900,889	$864,893

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Loans receivable
Real estate loans	$5,676	$5,229	$16,866	$14,459
Commercial loans	982	851	2,771	2,520
Consumer loans	6	4	17	13
Total loan interest	6,664	6,084	19,654	16,992
Securities	1,498	1,535	4,566	4,554
Other interest earning assets	7	6	15	26

Total interest income	8,169	7,625	24,235	21,572

Interest expense:
Deposits	445	408	1,315	1,087
Repurchase agreements	25	16	74	49
Borrowed funds	117	101	370	329

Total interest expense	587	525	1,759	1,465

Net interest income	7,582	7,100	22,476	20,107
Provision for loan losses	262	100	846	585

Net interest income after provision for loan losses	7,320	7,000	21,630	19,522

Noninterest income:
Fees and service charges	763	729	2,143	2,072
Wealth management operations	423	449	1,280	1,265
Gain on sale of loans held-for-sale, net	579	276	1,120	1,010
Gain on sale of securities, net	283	32	700	562
Increase in cash value of bank owned life insurance	118	117	354	327
Gain on sale of foreclosed real estate, net	6	-	80	24
Other	15	12	18	37

Total noninterest income	2,187	1,615	5,695	5,297

Noninterest expense:
Compensation and benefits	3,901	3,372	10,534	9,743
Occupancy and equipment	900	938	2,768	2,724
Data processing	343	322	1,005	950
Federal deposit insurance premiums	135	124	403	367
Marketing	108	132	352	390
Other	1,161	1,337	3,533	3,354

Total noninterest expense	6,548	6,225	18,595	17,528

Income before income tax expenses	2,959	2,390	8,730	7,291
Income tax expenses	631	469	1,917	1,468

Net income	$2,328	$1,921	$6,813	$5,823

Earnings per common share:
Basic	$0.81	$0.67	$2.38	$2.04
Diluted	$0.81	$0.67	$2.38	$2.04

Dividends declared per common share	$0.28	$0.27	$0.83	$0.79

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015

Net income	$2,328	$1,921	$6,813	$5,823

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains/(losses) arising during the period	(947)	2,840	3,367	966
Less: reclassification adjustment for gains included in net income	(283)	(32)	(700)	(562)
Net securities gain/(loss) during the period	(1,230)	2,808	2,667	404
Tax effect	416	(953)	(907)	(131)
Net of tax amount	(814)	1,855	1,760	273

Net change in unrealized gain on postretirement benefit:
Amortization of net actuarial gain	(1)	(1)	(2)	(2)
Net loss during the period	(1)	(1)	(2)	(2)
Net of tax amount	(1)	(1)	(2)	(2)
Other comprehensive income, net of tax	(815)	1,854	1,758	271

Comprehensive income/(loss), net of tax	$1,513	$3,775	$8,571	$6,094

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015

Balance at beginning of period	$86,461	$77,049	$80,909	$76,165

Comprehensive income:
Net income	2,328	1,921	6,813	5,823
Net unrealized gains/(losses) on securities available-for-sale, net of reclassifications and tax effects	(814)	1,855	1,760	273
Amortization of unrecognized gain on postretirement benefit	(1)	(1)	(2)	(2)
Comprehensive income, net of tax	1,513	3,775	8,571	6,094

Stock based compensation expense	38	24	104	71
Cash dividends	(800)	(770)	(2,372)	(2,252)

Balance at end of period	$87,212	$80,078	$87,212	$80,078

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,813	$5,823
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(42,077)	(36,811)
Sale of loans originated for sale	41,986	40,501
Depreciation and amortization, net of accretion	1,920	1,765
Amortization of mortgage servicing rights	36	54
Stock based compensation expense	104	71
Gain on sale of securities, net	(700)	(562)
Gain on sale of loans held-for-sale, net	(1,120)	(1,010)
Gain on sale of foreclosed real estate, net	(80)	(24)
Provision for loan losses	846	585
Net change in:
Interest receivable	97	(116)
Other assets	(2,242)	(784)
Accrued expenses and other liabilities	(86)	(2,736)
Total adjustments	(1,316)	933
Net cash - operating activities	5,497	6,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	34,822	30,919
Proceeds from sales of securities available-for-sale	26,977	29,241
Purchase of securities available-for-sale	(65,971)	(63,983)
Net change in loans receivable	(23,122)	(37,175)
Proceeds from sale of Federal Home Loan Bank stock	-	1,055
Purchase of premises and equipment, net	(898)	(743)
Proceeds from sale of foreclosed real estate, net	641	598
Cash and cash equivalents from acquisition activity	-	16,996
Change in cash value of bank owned life insurance	(354)	(327)
Net cash - investing activities	(27,905)	(23,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	33,485	8,352
Proceeds from FHLB advances	6,000	-
Repayment of FHLB advances	(15,000)	(8,000)
Change in other borrowed funds	5,294	7,736
Dividends paid	(2,343)	(2,192)
Net cash - financing activities	27,436	5,896
Net change in cash and cash equivalents	5,028	(10,767)
Cash and cash equivalents at beginning of period	11,533	21,963
Cash and cash equivalents at end of period	$16,561	$11,196

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,763	$1,479
Income taxes	1,308	1,570
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$-	$56,837
Value of goodwill and other intangible assets	-	1,044
Fair value of liabilities assumed	-	57,881
Noncash activities:
Transfers from loans to foreclosed real estate	$93	$271
Transfers to goodwill	231	-

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2016 and December 31, 2015, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2016 and 2015 and consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015. The income reported for the nine month period ended September 30, 2016 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2016
Money market fund	$2,808	$-	$-	$2,808
U.S. government sponsored entities	25,144	27	(17)	25,154
Collateralized mortgage obligations and residential mortgage-backed securities	110,472	2,342	(31)	112,783
Municipal securities	91,825	5,417	(14)	97,228
Collateralized debt obligations	5,035	-	(2,958)	2,077
Total securities available-for-sale	$235,284	$7,786	$(3,020)	$240,050

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2015
Money market fund	$525	$-	$-	$525
U.S. government sponsored entities	17,496	1	(66)	17,431
Collateralized mortgage obligations and residential mortgage-backed securities	118,628	1,021	(476)	119,173
Municipal securities	89,506	3,986	(5)	93,487
Collateralized debt obligations	5,096	-	(2,362)	2,734
Total securities available-for-sale	$231,251	$5,008	$(2,909)	$233,350

The estimated fair value of available-for-sale debt securities at September 30, 2016, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
September 30, 2016	Value	Yield (%)
Due in one year or less	$3,215	6.53
Due from one to five years	22,207	2.88
Due from five to ten years	31,896	4.46
Due over ten years	69,949	4.46
Collateralized mortgage obligations and residential mortgage-backed securities	112,783	2.44
Total	$240,050	3.39

Sales of available-for-sale securities were as follows for the nine months ended:

	(Dollars in thousands)
	September 30,	September 30,
	2016	2015

Proceeds	$26,977	$29,241
Gross gains	718	564
Gross losses	(18)	(2)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2015	$1,378
Current period change	1,760
Ending balance, September 30, 2016	$3,138

Securities with carrying values of approximately $30.3 million and $31.1 million were pledged as of September 30, 2016 and December 31, 2015, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at September 30, 2016 and December 31, 2015 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2016
U.S. government sponsored entities	$3,981	$(17)	$-	$-	$3,981	$(17)
Collateralized mortgage obligations and residential mortgage-backed securities	2,212	(1)	2,453	(30)	4,665	(31)
Municipal securities	1,246	(14)	-	-	1,246	(14)
Collateralized debt obligations	-	-	2,077	(2,958)	2,077	(2,958)
Total temporarily impaired	$7,439	$(32)	$4,530	$(2,988)	$11,969	$(3,020)
Number of securities		6		6		12

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
U.S. government sponsored entities	$9,429	$(66)	$-	$-	$9,429	$(66)
Collateralized mortgage obligations and residential mortgage-backed securities	39,386	(232)	8,045	(244)	47,431	(476)
Municipal securities	1,512	(5)	-	-	1,512	(5)
Collateralized debt obligations	-	-	2,734	(2,362)	2,734	(2,362)
Total temporarily impaired	$50,327	$(303)	$10,779	$(2,606)	$61,106	$(2,909)
Number of securities		37		11		48

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

Note 4 - Loans Receivable

Loans receivable are summarized below:

	(Dollars in thousands)
	September 30, 2016	December 31, 2015
Loans secured by real estate:
Residential, including home equity	$208,658	$213,951
Commercial real estate, construction & land development, and other dwellings	280,517	259,478
Commercial participations purchased	289	310
Total loans secured by real estate	489,464	473,739
Consumer	730	535
Commercial business	75,828	68,813
Government	29,014	29,062
Subtotal	595,036	572,149
Less:
Net deferred loan origination fees	(170)	(174)
Undisbursed loan funds	(235)	(77)
Loan receivables	$594,631	$571,898

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business	Government	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2016:

Allowance for loan losses:
Beginning Balance	$1,770	$37	$4,607	$9	$846	$68	$7,337
Charge-offs	(93)	(12)	-	-	-	-	(105)
Recoveries	1	1	-	-	8	-	10
Provisions	97	25	112	(2)	43	(13)	262
Ending Balance	$1,775	$51	$4,719	$7	$897	$55	$7,504

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2015:

Allowance for loan losses:
Beginning Balance	$1,528	$31	$4,216	$19	$830	$75	$6,699
Charge-offs	-	(8)	-	-	(77)	-	(85)
Recoveries	7	2	-	-	2	-	11
Provisions	(68)	14	91	(3)	57	9	100
Ending Balance	$1,467	$39	$4,307	$16	$812	$84	$6,725

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2016:

Allowance for loan losses:
Beginning Balance	$1,711	$38	$4,422	$14	$698	$70	$6,953
Charge-offs	(305)	(24)	-	-	-	-	(329)
Recoveries	1	5	-	-	28	-	34
Provisions	368	32	297	(7)	171	(15)	846
Ending Balance	$1,775	$51	$4,719	$7	$897	$55	$7,504

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2015:

Allowance for loan losses:
Beginning Balance	$1,878	$17	$3,645	$13	$733	$75	$6,361
Charge-offs	(101)	(22)	(59)	-	(77)	-	(259)
Recoveries	7	3	22	-	6	-	38
Provisions	(317)	41	699	3	150	9	585
Ending Balance	$1,467	$39	$4,307	$16	$812	$84	$6,725

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business	Government	Total

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at September 30, 2016:

Ending balance: individually evaluated for impairment	$135	$-	$3	$7	$332	$-	$477

Ending balance: collectively evaluated for impairment	$1,640	$51	$4,716	$-	$565	$55	$7,027

LOAN RECEIVABLES
Ending balance	$208,506	$732	$280,517	$289	$75,572	$29,014	$594,631

Ending balance: individually evaluated for impairment	$2,099	$-	$374	$85	$652	$-	$3,210

Ending balance: purchased credit impaired individually evaluated for impairment	$1,015	$-	$-	$-	$-	$-	$1,015

Ending balance: collectively evaluated for impairment	$205,392	$732	$280,143	$204	$74,920	$29,014	$590,406

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2015:

Ending balance: individually evaluated for impairment	$149	$-	$171	$14	$22	$-	$356

Ending balance: collectively evaluated for impairment	$1,562	$38	$4,251	$-	$676	$70	$6,597

LOAN RECEIVABLES
Ending balance	$213,755	$535	$259,479	$310	$68,757	$29,062	$571,898

Ending balance: individually evaluated for impairment	$227	$-	$5,298	$92	$96	$-	$5,713

Ending balance: purchased credit impaired individually evaluated for impairment	$1,691	$-	$-	$-	$-	$-	$1,691

Ending balance: collectively evaluated for impairment	$211,837	$535	$254,181	$218	$68,661	$29,062	$564,494

The Bancorp's credit quality indicators are summarized below at September 30, 2016 and December 31, 2015:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction & Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business		Government
Loan Grades	2016	2015	2016	2015	2016	2015	2016	2015
2 Moderate risk	$253	$270	$-	$-	$6,508	$6,526	$-	$-
3 Above average acceptable risk	6,254	7,136	-	-	15,862	4,313	955	-
4 Acceptable risk	131,214	129,353	188	199	23,569	31,735	28,059	29,062
5 Marginally acceptable risk	99,079	74,342	-	-	16,569	12,225	-
6 Pass/monitor	37,470	38,337	17	19	11,332	11,774	-	-
7 Special mention (watch)	5,874	4,707	-	-	534	601	-	-
8 Substandard	374	5,334	85	92	1,198	1,583	-	-
Total	$280,517	$259,479	$289	$310	$75,572	$68,757	$29,014	$29,062

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate, Including Home Equity		Consumer
	2016	2015	2016	2015
Performing	$204,069	$209,583	$732	$535
Non-performing	4,437	4,172	-	-
Total	$208,506	$213,755	$732	$535

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

The Bancorp's individually evaluated impaired loans are summarized below:

	As of September 30, 2016			For the nine months ended September 30, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$2,954	$4,965	$-	$2,900	$113
Commercial real estate, construction & land development, and other dwellings	356	356	-	1,480	-
Commercial participations purchased	-	-	-	-	-
Commercial business	226	226	-	260	3
With an allowance recorded:
Residential real estate, including home equity	160	160	135	168	4
Commercial real estate, construction & land development, and other dwellings	18	18	3	18	-
Commercial participations purchased	85	85	7	89	5
Commercial business	426	426	332	184	1
Total:
Residential real estate, including home equity	$3,114	$5,125	$135	$3,068	$117
Commercial real estate, construction & land development, and other dwellings	$374	$374	$3	$1,498	$-
Commercial participations purchased	$85	$85	$7	$89	$5
Commercial business	$652	$652	$332	$444	$4

	As of December 31, 2015			For the nine months ended September 30, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$1,741	$4,737	$-	$2,104	$17
Commercial real estate, construction & land development, and other dwellings	5,075	5,075	-	-	-
Commercial participations purchased	-	-	-	-	-
Commercial business	74	74	-	81	1
With an allowance recorded:
Residential real estate, including home equity	177	177	149	-	-
Commercial real estate, construction & land development, and other dwellings	223	223	171	5,024	43
Commercial participations purchased	92	92	14	95	3
Commercial business	22	22	22	23	-
Total:
Residential real estate, including home equity	$1,918	$4,914	$149	$2,104	$17
Commercial real estate, construction & land development, and other dwellings	$5,298	$5,298	$171	$5,024	$43
Commercial participations purchased	$92	$92	$14	$95	$3
Commercial business	$96	$96	$22	$104	$1

As part of the previously disclosed acquisitions of First Federal Savings and Loan Association of Hammond (“First Federal”), which closed during the second quarter of 2014, and Liberty Savings Bank (‘Liberty”), which closed during the third quarter of 2015, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2016, total purchased credit impaired loans with unpaid principal balances totaled $3.0 million with a recorded investment of $1.0 million. First Federal purchased credit impaired loans with unpaid principal balances totaled $1.2 million with a recorded investment of $527 thousand. Liberty purchased credit impaired loans with unpaid principal balances totaled $1.8 million with a recorded investment of $488 thousand.

The Bancorp's age analysis of past due loans is summarized below:

	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days and Accruing
September 30, 2016
Residential real estate, including home equity	$4,481	$1,528	$3,522	$9,531	$198,975	$208,506	$619
Consumer	-	-	-	-	732	732	-
Commercial real estate, construction & land development, and other dwellings	574	222	375	1,171	279,346	280,517	1
Commercial participations purchased	-	-	85	85	205	289	-
Commercial business	308	-	567	875	74,697	75,572	-
Government	-	-	-	-	29,014	29,014	-
Total	$5,363	$1,750	$4,549	$11,662	$582,969	$594,631	$620

December 31, 2015
Residential real estate, including home equity	$5,559	$2,430	$3,055	$11,044	$202,711	$213,755	$377
Consumer	-	-	-	-	535	535	-
Commercial real estate, construction & land development, and other dwellings	-	211	710	921	258,558	259,479	-
Commercial participations purchased	-	-	92	92	218	310	-
Commercial business	67	177	22	266	68,491	68,757	-
Government	-	-	-	-	29,062	29,062	-
Total	$5,626	$2,818	$3,879	$12,323	$559,575	$571,898	$377

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	September 30, 2016	December 31, 2015
Residential real estate, including home equity	$3,819	$4,172
Consumer	-	-
Commercial real estate, construction & land development, and other dwellings	374	915
Commercial participations purchased	85	92
Commercial business	589	22
Government	-	-
Total	$4,866	$5,201

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2016	2015
Residential real estate, including home equity	$109	$496
Commercial real estate, construction & land development and other dwellings	1,014	1,014
Commercial business	-	80
Total	$1,123	$1,590

Note 6 - Goodwill, Other Intangible Assets, and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $2.8 million with the acquisition of First Federal and Liberty Savings. Goodwill of $2.0 million was established with the acquisition of First Federal and goodwill of $803 thousand was established with the acquisition of Liberty Savings. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. During the first quarter of 2015, estimates of fair values related to a pool of loans with a single borrower were determined to be lower than originally estimated. This change, net of related estimated adjustments, led to the addition of $377 thousand to goodwill and $423 thousand to purchased credit impaired loan balances during the period ended March 31, 2015. During the second quarter of 2016, original estimates related to Liberty goodwill components were adjusted. Estimates of fair values related to a pool of purchased loans were determined to be lower than originally estimated, which led to the addition of $178 thousand to goodwill. Fixed asset valuations were also determined to be higher than originally estimated, which led to a reduction of $109 thousand to goodwill. Also, the valuation of the accrued withdrawal liability for the defined benefit plan was determined to be higher than originally estimated leading to the addition of $161 thousand to goodwill. Goodwill totaled $2.8 million at September 30, 2016 compared to $2.6 million at December 31, 2015.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. Approximately $9 thousand of amortization was taken during the nine months ended September 30, 2016 and 2015. It is estimated that $3 thousand of additional amortization will occur during 2016 and the remaining amount of $60 thousand will be equally amortized through to the first quarter of 2022. A core deposit intangible of $471 thousand for the acquisition of Liberty Savings was established and is being amortized over 8.2 years on a straight line basis. Approximately $43 thousand of amortization was taken during the nine months ended September 30, 2016, with $14 thousand of amortization occurring during the nine months ended September 30, 2015. It is estimated that $14 thousand of additional amortization will occur during 2016 and the remaining amount of $385 thousand will be equally amortized through to the third quarter of 2023.

For the First Federal acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $146 thousand of accretion was taken into income for the nine months ended September 30, 2016, compared to $168 thousand for the nine months ended September 30, 2015. It is estimated that $45 thousand of additional accretion will occur in 2016, with estimated accretion of $182 thousand occurring in 2017, and $152 thousand occurring in 2018. Similarly, for the Liberty Savings acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.2 million that is being accreted over 44 months on a straight line basis. Approximately $274 thousand of accretion was taken into income for the nine months ended September 30, 2016, compared to $79 thousand for the nine months ended September 30, 2015. It is estimated an additional $76 thousand of accretion will occur during 2016, $302 thousand of accretion will occur annually through to 2018, and accretion of $50 thousand will occur during 2019.

For the First Federal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $276 thousand that is being amortized over 17 months on a straight line basis. No amortization was taken as expense during the nine months ended September 30, 2016, compared to $127 thousand of amortization expense during the nine months ended September 30, 2015, as the amortization period ended during 2015. For the Liberty Savings acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $124 thousand that is being amortized over 17 months on a straight line basis. Approximately $66 thousand of amortization was taken as expense during the nine months ended September 30, 2016 compared to $22 thousand during the nine months ended September 30, 2015. It is estimated that an additional $15 thousand of amortization will occur during 2016.

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

Note 8 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2016	2015	2016	2015
Basic earnings per common share:
Net income as reported	$2,328	$1,921	$6,813	$5,823
Weighted average common shares outstanding	2,860,157	2,851,417	2,858,019	2,850,594
Basic earnings per common share	$0.81	$0.67	$2.38	$2.04
Diluted earnings per common share:
Net income as reported	$2,328	$1,921	$6,813	$5,823
Weighted average common shares outstanding	2,860,157	2,851,417	2,858,019	2,850,594
Add: Dilutive effect of assumed stock option exercises	750	-	750	-
Weighted average common and dilutive potential common shares outstanding	2,860,907	2,851,417	2,858,769	2,850,594
Diluted earnings per common share	$0.81	$0.67	$2.38	$2.04

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the nine months ended September 30, 2016, stock based compensation expense of $104 thousand was recorded, compared to $71 thousand for the nine months ended September 30, 2015. It is anticipated that current outstanding unvested options and awards will result in additional compensation expense of approximately $38 thousand in 2016 and $152 thousand in 2017.

There were no incentive stock options granted during the first nine months of 2016 or 2015. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards.

A summary of incentive option activity under the Bancorp’s stock option and incentive plans described above for the nine months ended September 30, 2016 follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Incentive options	Shares	Price	Term	Value
Outstanding at January 1, 2016	750	$28.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	$-
Outstanding at September 30, 2016	750	$28.50	1.4	-
Exercisable at September 30, 2016	750	$28.50	1.4	-

There were 8,740 shares of restricted stock granted during the first nine months of 2016 compared to 7,250 shares granted during the first nine months of 2015. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vests five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option and incentive plans described above for the nine months ended September 30, 2016 follows:

		Weighted-
		Average
		Grant Date
Restricted stock	Shares	Fair Value
Nonvested at January 1, 2016	19,725	$25.15
Granted	8,740	30.10
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2016	28,465	$26.67

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

Update Number 2016-01 – Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this accounting standard update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this accounting standard update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this accounting standard update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This accounting standard update is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years (therefore, for the year ending December 31, 2018 for the Bancorp). Management is in the process of evaluating the impact of this update on the Bancorp’s consolidated financial statements.

Update Number 2016-02 – Leases (Topic 842) As a result of a joint effort by the FASB and the IASB to improve financial reporting, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which finalizes (1) Discussion Paper No. 1680-100, Leases—Preliminary Views, (2) Proposed ASU No. 1850-100, Leases (Topic 840), and (3) Proposed ASU No. 2013-270, Leases (Topic 842)—a revision of the 2010 proposed FASB Accounting Standards Update, Leases (Topic 840). Moreover, ASU No. 2016-02 seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.

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

Notably, lessor accounting will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (therefore, for the year ending December 31, 2019 for the Bancorp). Management does not believe the adoption of this update will have a material effect on the Bancorp’s consolidated financial statements.

Update Number 2016-09 – Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU provides for the simplification of several aspects of the accounting for share based payment transactions, including the income tax consequences, classification of the awards as either equity or liabilities, and classification on the statement of cash flows. Some of these simplifications only apply to nonpublic entities. Public business entities must apply the amendments in this Update for annual periods beginning after December 15, 2016, and interim periods within those annual periods (therefore, for the year ending December 31, 2017 for the Bancorp). Management does not believe the adoption of this update will have a material effect on the Bancorp’s consolidated financial statements.

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

This ASU is effective for public entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years (therefore, for the year ending December 31, 2020 for the Bancorp). Management is in the process of evaluating the impact adoption of this update will have on the Bancorp’s consolidated financial statements.

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, and bank call reports filed with the FDIC and the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. Based on current market conditions and a review of the trustee reports, management performed an analysis of the four pooled trust preferred securities and no additional impairment was taken at September 30, 2016. A specialist will be used to review all four pooled trust preferred securities again at December 31, 2016.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2015	$271
Additions not previously recognized	-
Ending balance, September 30, 2016	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities impairment evaluation as of June 30, 2016:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Lowest credit rating assigned	CC	CC	BB	CCC
Number of performing banks	57	32	61	48
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	19	7	2	4
Number of issuers in deferral	4	3	3	4
Defaults & deferrals as a % of performing collateral	35.76%	23.23%	4.38%	15.27%
Subordination:
As a % of performing collateral	9.98%	-0.36%	47.59%	26.92%
As a % of performing collateral - adjusted for projected future defaults	4.84%	-8.15%	43.89%	22.99%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	1.80%	2.40%	2.20%	1.70%
Year 2 - issuer average	1.80%	2.40%	2.20%	1.70%
Year 3 - issuer average	1.80%	2.40%	2.20%	1.70%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

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

At September 30, 2016, three of the trust preferred securities with a cost basis of $3.8 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2016. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$2,808	$2,808	$-	$-
U.S. government sponsored entities	25,154	-	25,154	-
Collateralized mortgage obligations and residential mortgage-backed securities	112,783	-	112,783	-
Municipal securities	97,228	-	97,228	-
Collateralized debt obligations	2,077	-	-	2,077
Total securities available-for-sale	$240,050	$2,808	$235,165	$2,077

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$525	$525	$-	$-
U.S. government sponsored entities	17,431	-	17,431	-
Collateralized mortgage obligations and residential mortgage-backed securities	119,173	-	119,173	-
Municipal securities	93,487	-	93,487	-
Collateralized debt obligations	2,734	-	-	2,734
Total securities available-for-sale	$233,350	$525	$230,091	$2,734

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2015	$2,432
Included in earnings (or changes in net assets)	(44)
Total unrealized gains, included in other comprehensive income	346
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2015	$2,734

Beginning balance, January 1, 2016	$2,734
Included in earnings (or changes in net assets)	(58)
Total unrealized losses, included in other comprehensive income	(599)
Transfers in and/or (out) of Level 3	-
Ending balance, September 30, 2016	$2,077

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,748	$-	$-	$3,748
Foreclosed real estate	1,123	-	-	1,123

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,048	$-	$-	$7,048
Foreclosed real estate	1,590	-	-	1,590

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $4.2 million and the related specific reserves totaled approximately $477 thousand, resulting in a fair value of impaired loans totaling approximately $3.7 million, at September 30, 2016. The recorded investment of impaired loans was approximately $7.4 million and the related specific reserves totaled approximately $356 thousand, resulting in a fair value of impaired loans totaling approximately $7.0 million, at December 31, 2015. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	September 30, 2016		Estimated Fair Value Measurements at September 30, 2016 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$16,561	$16,561	$16,561	$-	$-
Securities available-for-sale	240,050	240,050	2,808	235,165	2,077
Loans held-for-sale	3,633	3,695	3,695	-	-
Loans receivable, net	587,127	584,537	-	-	584,537
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	2,903	2,903	-	2,903	-

Financial liabilities:
Non-interest bearing deposits	107,917	107,917	107,917	-	-
Interest bearing deposits	640,443	640,104	447,867	192,237	-
Repurchase agreements	20,807	20,804	17,668	3,136	-
Borrowed funds	33,488	32,658	388	32,270	-
Accrued interest payable	41	41	-	41	-

	December 31, 2015		Estimated Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$11,533	$11,533	$11,533	$-	$-
Securities available-for-sale	233,350	233,350	525	230,091	2,734
Loans held-for-sale	2,435	2,504	2,504	-	-
Loans receivable, net	564,945	561,122	-	-	561,122
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,000	3,000	-	3,000	-

Financial liabilities:
Non-interest bearing deposits	100,031	100,031	100,031	-	-
Interest bearing deposits	614,844	614,226	420,354	193,872	-
Repurchase agreements	18,508	18,476	13,628	4,848	-
Borrowed funds	39,493	39,504	393	39,111	-
Accrued interest payable	45	45	-	45	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended September 30, 2016 and December 31, 2015:

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

At September 30, 2016, the Bancorp had total assets of $900.9 million, total loans of $594.6 million and total deposits of $748.4 million. Stockholders' equity totaled $87.2 million or 9.68% of total assets, with a book value per share of $30.48. Net income for the quarter ended September 30, 2016, was $2.3 million, or $0.81 earnings per common share for both basic and diluted calculations. For the quarter ended September 30, 2016, the return on average assets (ROA) was 1.03%, while the return on average stockholders’ equity (ROE) was 10.67%. Net income for the nine months ended September 30, 2016, was $6.8 million, or $2.38 earnings per common share for both basic and diluted calculations. For the nine months ended September 30, 2016, ROA was 1.03%, while the ROE was 10.63%.

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

Financial Condition

During the nine months ended September 30, 2016, total assets increased by $36.0 million (4.2%), with interest-earning assets increasing by $35.7 million (4.4%). At September 30, 2016, interest-earning assets totaled $848.0 million compared to $812.3 million at December 31, 2015. Earning assets represented 94.1% of total assets at September 30, 2016 and 93.9% of total assets at December 31, 2015. Growth in total assets and interest earning assets for the nine months was the result of internally generated growth.

Net loans receivable totaled $594.6 million at September 30, 2016, compared to $571.9 million at December 31, 2015. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	September 30,
	2016		December 31,
	(unaudited)		2015
(Dollars in thousands)	Balance	% Loans	Balance	% Loans

Construction & land development	$42,983	7.2%	$41,524	7.3%
1-4 first liens	174,472	29.3%	179,527	31.4%
Multifamily	46,511	7.8%	45,524	8.0%
Commercial real estate	191,312	32.2%	172,741	30.2%
Commercial business	75,572	12.7%	68,757	12.0%
1-4 Junior Liens	942	0.2%	1,065	0.2%
HELOC	30,540	5.1%	29,880	5.2%
Lot loans	2,553	0.4%	3,283	0.6%
Consumer	732	0.1%	535	0.1%
Government	29,014	5.0%	29,062	5.0%
Loans receivable	$594,631	100.0%	$571,898	100.0%

Adjustable rate loans / loans receivable	$333,770	56.1%	$311,386	54.4%

	September 30,
	2016	December 31,
	(unaudited)	2015

Loans receivable to total assets	66.0%	66.1%
Loans receivable to earning assets	70.1%	70.4%
Loans receivable to total deposits	79.5%	80.0%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2016, the Bancorp originated $42.1 million in new fixed rate mortgage loans for sale, compared to $36.8 million during the nine months ended September 30, 2015. Net gains realized from the mortgage loan sales totaled $1.1 million for the nine months ended September 30, 2016, compared to $1.0 million for the nine months ended September 30, 2015. At September 30, 2016, the Bancorp had $3.6 million in loans that were classified as held for sale, compared to $2.4 million at December 31, 2015.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $5.5 million at September 30, 2016, compared to $5.6 million at December 31, 2015, a decrease of $92 thousand or 1.6%. The decrease in non-performing loans for the first nine months of 2016 is primarily the result of the payoff of one non-accruing commercial real estate loan in the amount of $522 thousand. The ratio of non-performing loans to total loans was 0.92% at September 30, 2016, compared to 0.98% at December 31, 2015. The ratio of non-performing loans to total assets was 0.61% at September 30, 2016, compared to 0.64% at December 31, 2015. At September 30, 2016, all non-performing loans are also accounted for on a non-accrual basis, except for twelve loans totaling $620 thousand that remained accruing and more than 90 days past due.

Loans internally classified as substandard totaled $5.4 million at September 30, 2016, compared to $11.3 million at December 31, 2015 a decrease of $5.9 million or 52.0%. The decrease in substandard loans is primarily due to the payoff of one accruing commercial real estate hotel loan in the amount of $4.4 million, one non-accruing commercial real estate loan in the amount of $522 thousand, and one accruing commercial business loan in the amount of $888 thousand being upgraded. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2016 or December 31, 2015. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $12.9 million at September 30, 2016, compared to $13.5 million at December 31, 2015, a decrease of $648 thousand or 4.8%. The decrease in watch loans is primarily due to seventeen residential real estate loans in the aggregate amount of $1.1 million that were upgraded.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At September 30, 2016, impaired loans totaled $4.2 million, compared to $7.4 million at December 31, 2015 a decrease of $3.2 million or 43.2%. The decrease in impaired loans for the first nine months of 2016 is primarily the result of the aforementioned payoff of one accruing commercial real estate hotel loan and one non-accruing commercial real estate loan. The September 30, 2016, impaired loan balances consist of 12 commercial real estate and commercial business loans totaling $1.1 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, sixty-three residential real estate and home equity line of credit loans totaling $3.1 million, which are troubled debt restructurings or purchased credit impaired, have also been classified as impaired. At September 30, 2016 the ALL contained $477 thousand in specific reserves for impaired loans, compared to $356 thousand at December 31, 2015. There were no other loans considered to be impaired loans as of September 30, 2016. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired loans. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Bancorp aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. During the first quarter of 2015, initial estimates of fair values related to a pool of First Federal loans with a single borrower were found to be lower than expected. This change led to the addition of $423 thousand to purchased credit impaired loan balances. During the second quarter of 2016, initial estimates of fair values related to a pool of Liberty loans were found to be lower than expected. This change led to the addition of $178 thousand to non-accretable discount. At September 30, 2016, purchased credit impaired loans with unpaid principal balances totaled $3.0 million with a recorded investment of $1.0 million.

At September 30, 2016, the Bancorp classified three loans totaling $2.0 million as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one loan to a residential real estate developer for $1.9 million for which an extension of term and reduction in rate and two commercial business loans totaling $64 thousand for which a reduction in principal payments was granted. At September 30, 2016, all $2.0 million of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At September 30, 2016, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the nine months ended September 30, 2016, $846 thousand in provisions to the ALL were required, compared to $585 thousand for the nine months ended September 30, 2015, an increase of $261 thousand or 44.6%. The ALL provision increase for the current nine month period is primarily a result of overall loan portfolio growth. For the nine months ended September 30, 2016, charge-offs, net of recoveries, totaled $295 thousand, compared to charge-offs, net of recoveries of $221 thousand for the nine months ended September 30, 2015. The net loan charge-offs for 2016 were comprised of $304 thousand in residential real estate loans, $19 thousand in consumer loans, and net loan recoveries of $28 thousand in commercial business loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL-to-total loans was 1.26% at September 30, 2016, compared to 1.22% at December 31, 2015. The ALL-to-non-performing loans (coverage ratio) was 136.8% at September 30, 2016, compared to 124.7% at December 31, 2015. The September 30, 2016 balance in the ALL account of $7.5 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2016, foreclosed real estate totaled $1.1 million, which was comprised of ten properties, compared to $1.6 million and seventeen properties at December 31, 2015. The decrease in foreclosed real estate is the result of the sale of properties. Net gains from the sale of foreclosed real estate totaled $80 thousand for the nine months ended September 30, 2016, and were the result of proceeds received from the sale of foreclosed properties. At the end of September 2016 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $240.1 million at September 30, 2016, compared to $233.4 million at December 31, 2015, an increase of $6.7 million (2.9%). The increase in the securities portfolio is a result of continued investment of excess liquidity in securities. At September 30, 2016, the securities portfolio represented 28.3% of interest-earning assets and 26.6% of total assets compared to 28.7% of interest-earning assets and 27.0% of total assets at December 31, 2015.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,
	2016		December 31,
	(unaudited)		2015
(Dollars in thousands)	Balance	% Securities	Balance	% Securities

Money market fund	$2,808	1.2%	$525	0.2%
U.S. government sponsored entities	25,154	10.5%	17,431	7.5%
Collateralized mortgage obligations and residential mortgage-backed securities	112,783	47.0%	119,173	51.1%
Municipal securities	97,228	40.5%	93,487	40.0%
Collateralized debt obligations	2,077	0.8%	2,734	1.2%
Total securities available-for-sale	$240,050	100.0%	$233,350	100.0%

	September 30,
	2016	December 31,	YTD
	(unaudited)	2015	Change
(Dollars in thousands)	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$6,497	$773	$5,724	740.5%
Fed funds sold	207	845	(638)	-75.5%
Federal Home Loan Bank stock	3,000	3,000	-	0.0%

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

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,
	2016	December 31,	YTD
	(unaudited)	2015	Change
(Dollars in thousands)	Balance	Balance	$	%

Checking	$258,306	$247,616	$10,690	4.3%
Savings	125,921	118,453	7,468	6.3%
Money market	171,560	154,316	17,244	11.2%
Certificates of deposit	192,573	194,490	(1,917)	-1.0%
Total deposits	$748,360	$714,875	$33,485	4.7%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,
	2016	December 31,	YTD
	(unaudited)	2015	Change
(Dollars in thousands)	Balance	Balance	$	%

Repurchase agreements	$20,807	$18,508	$2,299	12.4%
Borrowed funds	33,488	39,493	(6,005)	-15.2%
Total borrowed funds	$54,295	$58,001	$(3,706)	-6.4%

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

During the nine months ended September 30, 2016, cash and cash equivalents increased by $5.0 million compared to a $10.8 million decrease for the nine months ended September 30, 2015. The primary sources of cash and cash equivalents were increased deposits, sales of loans originated for sale, and proceeds from maturities, pay downs, calls, and sales of available-for-sale securities. The primary uses of cash and cash equivalents were loan originations, the purchase of securities, and the repayment of FHLB advances. Cash provided by operating activities totaled $5.5 million for the nine months ended September 30, 2016, compared to cash provided of $6.8 million for the nine month period ended September 30, 2015. The decrease in cash from operating activities was primarily a result of a decrease in clearing accounts that facilitate customer transactions and an increase in originations of loans for sale. Cash outflows from investing activities totaled $27.9 million for the current period, compared to cash outflows of $23.4 million for the nine months ended September 30, 2015. The increased cash outflows for the current nine months were primarily related to the origination of loans receivable and a decrease in cash and cash equivalents from acquisition activity. Net cash inflows from financing activities totaled $27.4 million during the current period compared to net cash inflows of $5.9 million for the nine months ended September 30, 2015. The increase in net cash inflows from financing activities was primarily a result of increased deposits and less reliance on the Federal Home Loan Bank advances. On a cash basis, the Bancorp paid dividends on common stock of $2.3 million for the nine months ended September 30, 2016 and $2.2 million for the nine months ended September 30, 2015.

At September 30, 2016, outstanding commitments to fund loans totaled $128.9 million. Approximately 54.9% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $7.9 million at September 30, 2016. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2016, stockholders' equity increased by $6.3 million (7.8%). During the nine months ended September 30, 2016, stockholders’ equity was primarily increased by net income of $6.8 million and an increase to net unrealized gains on security sales of $1.8 million. Decreasing stockholders’ equity was the declaration of $2.4 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the first nine months of 2016 or 2015.

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

The following table shows that, at September 30, 2016, and December 31, 2015, the Bancorp’s and Bank’s capital exceeded all applicable regulatory capital requirements. During the nine months ended September 30, 2016, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $5.0 million. Three of these investments currently have ratings that are below investment grade. As a result, approximately $18.4 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both September 30, 2016 and December 31, 2015. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$79.8	12.8%	$28.5	4.5%	$41.1	6.5%
Tier 1 capital to risk-weighted assets	$79.8	12.8%	$38.0	6.0%	$50.6	8.0%
Total capital to risk-weighted assets	$87.3	14.0%	$50.6	8.0%	$63.3	10.0%
Tier 1 capital to adjusted average assets	$79.8	9.0%	$36.0	4.0%	$44.9	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$76.0	12.4%	$27.6	4.5%	$39.9	6.5%
Tier 1 capital to risk-weighted assets	$76.0	12.4%	$36.8	6.0%	$49.1	8.0%
Total capital to risk-weighted assets	$83.0	13.5%	$49.1	8.0%	$61.3	10.0%
Tier 1 capital to adjusted average assets	$76.0	9.0%	$33.9	4.0%	$42.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2016, without the need for qualifying for an exemption or prior DFI approval, is $9.2 million plus 2016 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On August 26, 2016 the Board of Directors of the Bancorp declared a third quarter dividend of $0.28 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 4, 2016.

Results of Operations - Comparison of the Quarter Ended September 30, 2016 to the Quarter Ended September 30, 2015

For the quarter ended September 30, 2016, the Bancorp reported net income of $2.3 million, compared to net income of $1.9 million for the quarter ended September 30, 2015, an increase of $407 thousand (21.2%). For the current quarter the ROA was 1.03%, compared to 0.91% for the quarter ended September 30, 2015. The ROE was 10.67% for the quarter ended September 30, 2016, compared to 9.73% for the quarter ended September 30, 2015.

Net interest income for the three months ended September 30, 2016 was $7.6 million, an increase of $482 thousand (6.8%), compared to $7.1 million for the quarter ended September 30, 2015. The weighted-average yield on interest-earning assets was 3.86% for the three months ended September 30, 2016, compared to 3.87% for the three months ended September 30, 2015. The weighted-average cost of funds for the quarter ended September 30, 2016, was 0.29%, compared to 0.28% for the quarter ended September 30, 2015. The impact of the 3.86% return on interest earning assets and the 0.29% cost of funds resulted in an interest rate spread of 3.57% for the current quarter, compared to 3.59% for the quarter ended September 30, 2015. Compared to the three months ended September 30, 2015, total interest income increased by $544 thousand (7.1%) while total interest expense increased by $62 thousand (11.8%). The net interest margin was 3.58% for the three months ended September 30, 2016, compared to 3.60% for the quarter ended September 30, 2015. On a tax equivalent basis, the Bancorp’s net interest margin was 3.82% for the three months ended September 30, 2016, compared to 3.85% for the quarter ended September 30, 2015. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended September 30, 2016, interest income from loans increased by $580 thousand (9.5%), compared to the three months ended September 30, 2015. The change was due to an increase in average balances. The weighted-average yield on loans outstanding was 4.45% for the current quarter, compared to 4.49% for the three months ended September 30, 2015. Loan balances averaged $599.5 million for the current quarter, an increase of $57.4 million (10.6%) from $542.1 million for the three months ended September 30, 2015. During the three months ended September 30, 2016, interest income on securities and other interest bearing balances decreased by $36 thousand (2.3%), compared to the quarter ended September 30, 2015. The change was due to a decrease in the weighted-average yield. The weighted-average yield on securities and other interest bearing balances was 2.43%, for the current quarter, compared to 2.50% for the three months ended September 30, 2015. Securities balances averaged $242.6 million for the current quarter, up $7.6 million (3.2%) from $235.0 million for the three months ended September 30, 2015. Other interest bearing balances averaged $4.7 million for the current period, down $6.6 million (58.4%) from $11.3 million for the three months ended September 30, 2015. The decrease in other interest bearing balances is a result of increased loan origination and investments in securities.

Interest expense on deposits increased by $37 thousand (9.1%) during the current quarter compared to the three months ended September 30, 2015. The change was due to an increase in average balances outstanding and higher average cost. The weighted-average rate paid on deposits for the three month period ended September 30, 2016 was 0.24% compared to 0.23% for the three months ended September 30, 2015. Total deposit balances averaged $748.2 million for the current quarter, an increase of $42.3 million (6.0%) from $705.9 million for the quarter ended September 30, 2015. Interest expense on borrowed funds increased by $25 thousand (21.4%) during the current quarter due to an increase in average balances compared to the three months ended September 30, 2015. The weighted-average cost of borrowed funds was 1.02% for the current quarter, compared to 0.91% for the three months ended September 30, 2015. Borrowed funds averaged $55.6 million during the quarter ended September 30, 2016, an increase of $4.2 million (8.2%) from $51.4 million for the quarter ended September 30, 2015.

Noninterest income for the quarter ended September 30, 2016 was $2.2 million, an increase of $572 thousand (35.4%) from $1.6 million for the quarter ended September 30, 2015. During the current quarter, fees and service charges totaled $763 thousand, an increase of $34 thousand (4.7%) from $729 thousand for the quarter ended September 30, 2015. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $423 thousand for the quarter ended September 30, 2016, a decrease of $26 thousand (5.8%) from $449 thousand for the quarter ended September 30, 2015. The decrease in Wealth Management income is related to market value changes of assets under management and the timing of one-time fees between the two time periods. Gains from loan sales totaled $579 thousand for the current quarter, an increase of $303 thousand (109.8%), compared to $276 thousand for the quarter ended September 30, 2015. The increase in gains from the sale of loans is a result of increased demand. Gains from the sale of securities totaled $283 thousand for the current quarter, an increase of $251 thousand (784.4%) from $32 thousand for the quarter ended September 30, 2015. Current market conditions continued to provide opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $118 thousand for the current quarter, an increase of $1 thousand (0.9%) from $117 thousand for the quarter ended September 30, 2015. Gains on foreclosed real estate totaled $6 thousand for the quarter ended September 30, 2016, compared to no gains for the quarter ended September 30, 2015. Other noninterest income totaled $15 thousand for the quarter, an increase of $3 thousand (25.0%) compared to $12 thousand for the quarter ended September 30, 2015.

Noninterest expense for the quarter ended September 30, 2016 was $6.55 million, an increase of $322 thousand (5.2%) from $6.23 million for the three months ended September 30, 2015. During the current quarter, compensation and benefits totaled $3.9 million, an increase of $529 thousand (15.7%) from $3.4 million for the quarter ended September 30, 2015. The increase in compensation and benefits is the result of a continued focus on talent management and retention. Occupancy and equipment expense totaled $900 thousand for the current quarter, a decrease of $38 thousand (4.1%), compared to $938 thousand for the quarter ended September 30, 2015. The decrease in occupancy and equipment expense is the result of lower building operating expenses. Data processing expense totaled $343 thousand for the three months ended September 30, 2016, an increase of $21 thousand (6.5%) from $322 thousand for the three months ended September 30, 2015. Data processing expense has increased as a result of increased system utilization. Federal deposit insurance premiums expense totaled $135 thousand for the current quarter, an increase of $11 thousand (8.9%), compared to $124 thousand for the quarter ended September 30, 2015. Marketing expense totaled $108 thousand for the current quarter, a decrease of $24 thousand (18.2%), compared to $132 thousand for the quarter ended September 30, 2015. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Other expense totaled $1.2 million for the current quarter, a decrease of $176 thousand (13.2%), compared to $1.3 million for the quarter ended September 30, 2015. The decrease in other operating expenses is related to not repeating many of the onetime costs associated with the acquisition of Liberty Savings Bank during 2015. The Bancorp’s efficiency ratio was 67.0% for the quarter ended September 30, 2016, compared to 71.4% for the three months ended September 30, 2015. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the decrease can be attributed to higher net interest income and noninterest income relative to noninterest expense.

Income tax expenses for the three months ended September 30, 2016 totaled $631 thousand, compared to income tax expense of $469 thousand for the three months ended September 30, 2015, an increase of $162 thousand (34.5%). The combined effective federal and state tax rates for the Bancorp was 21.3% for the three months ended September 30, 2016, compared to 19.6% for the three months ended September 30, 2015. The Bancorp’s higher current quarter effective tax rate is a result of a larger increase to earnings relative to increased tax preferred income.

Results of Operations - Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016, the Bancorp reported net income of $6.8 million, compared to net income of $5.8 million for the nine months ended September 30, 2015, an increase of $990 thousand (17.0%). For the current nine months the ROA was 1.03%, compared to 0.96% for the nine months ended September 30, 2015. The ROE was 10.63% for the nine months ended September 30, 2016, compared to 9.88% for the nine months ended September 30, 2015.

Net interest income for the nine months ended September 30, 2016 was $22.5 million, an increase of $2.4 million (11.8%), compared to $20.1 million for the nine months ended September 30, 2015. The weighted-average yield on interest-earning assets was 3.90% for the nine months ended September 30, 2016, compared to 3.81% for the nine months ended September 30, 2015. The increase of the weighted-average yield for interest earning assets was positively affected by approximately $200 thousand dollars of outstanding interest income received from the payoff of one non-accruing commercial real estate loan with a balance of $522 thousand. The weighted-average cost of funds for the nine months ended September 30, 2016, was 0.30%, compared to 0.27% for the nine months ended September 30, 2015. The impact of the 3.90% return on interest earning assets and the 0.30% cost of funds resulted in an interest rate spread of 3.60% for the current nine months, compared to 3.54% for the nine months ended September 30, 2015. Compared to the nine months ended September 30, 2015, total interest income increased by $2.6 million (12.3%) while total interest expense increased by $294 thousand (20.1%). The net interest margin was 3.62% for the nine months ended September 30, 2016, compared to 3.55% for the nine months ended September 30, 2015. On a tax equivalent basis, the Bancorp’s net interest margin was 3.86% for the nine months ended September 30, 2016, compared to 3.80% for the nine months ended September 30, 2015. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the nine months ended September 30, 2016, interest income from loans increased by $2.7 million (15.7%), compared to the nine months ended September 30, 2015. The change was primarily due to an increase in weighted average yield and average balances. The weighted-average yield on loans outstanding was 4.48% for the current nine months, compared to 4.44% for the nine months ended September 30, 2015. Loan balances averaged $584.3 million for the current nine months, an increase of $74.0 million (14.5%) from $510.3 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, interest income on securities and other interest bearing balances increased by $1 thousand (0.02%), compared to the nine months ended September 30, 2015. The increase was due to an increase in weighted-average yield. The weighted-average yield on securities and other interest bearing balances was 2.53%, for the current nine months, compared to 2.50% for the nine months ended September 30, 2015. Securities balances averaged $240.4 million for the current nine months, up $10.6 million (4.6%) from $229.8 million for the nine months ended September 30, 2015. Other interest bearing balances averaged $3.7 million for the current period, down $11.0 million (74.8%) from $14.7 million for the nine months ended September 30, 2015.

Interest expense on deposits increased by $228 thousand (21.0%) during the current nine months compared to the nine months ended September 30, 2015. The change was due to an increase in average balances and the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the nine months ended September 30, 2016 was 0.24%, compared to 0.22%, for the nine months ended September 30, 2015. Total deposit balances averaged $728.5 million for the current nine months, up $60.6 million (9.1%) from $667.9 million for the nine months ended September 30, 2015. Interest expense on borrowed funds increased by $66 thousand (17.5%) during the current nine months due to higher average balances, as compared to the nine months ended September 30, 2015. The weighted-average cost of borrowed funds was 1.00% for the current nine months, compared to 0.98% for the nine months ended September 30, 2015. Borrowed funds averaged $58.9 million during the nine months ended September 30, 2016, an increase of $7.6 million (14.8%) from $51.3 million for the nine months ended September 30, 2015.

Noninterest income for the nine months ended September 30, 2016 was $5.7 million, an increase of $398 thousand (7.5%) from $5.3 million for the nine months ended September 30, 2015. During the current nine months, fees and service charges totaled $2.14 million, an increase of $71 thousand (3.4%) from $2.07 million for the nine months ended September 30, 2015. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $1.28 million for the nine months ended September 30, 2016, an increase of $15 thousand (1.2%) from $1.27 million for the nine months ended September 30, 2015. The increase in Wealth Management income is related to market value changes in assets under management and the timing of one time fees. Gains from loan sales totaled $1.1 million for the current nine months, an increase of $110 thousand (10.9%), compared to $1.0 million for the nine months ended September 30, 2015. The increase in gains from the sale of loans is a result of increased demand. Gains from the sale of securities totaled $700 thousand for the current nine months, an increase of $138 thousand (24.6%) from $562 thousand for the nine months ended September 30, 2015. Current market conditions provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $354 thousand for the nine months ended September 30, 2016, an increase of $27 thousand (8.3%), compared to $327 thousand for the nine months ended September 30, 2015. Gains on foreclosed real estate totaled $80 thousand for the nine months ended September 30, 2016, an increase of $56 thousand (233.3%) from $24 thousand in gains for the nine months ended September 30, 2015. Other noninterest income totaled $18 thousand for the nine months ended September 30, 2016, a decrease of 19 thousand (51.40%) from $37 thousand for the nine months ended September 30, 2015.

Noninterest expense for the nine months ended September 30, 2016 was $18.6 million, an increase of $1.1 million (6.3%) from $17.5 million for the nine months ended September 30, 2015. During the current nine months, compensation and benefits totaled $10.5 million, an increase of $791 thousand (8.1%) from $9.7 million for the nine months ended September 30, 2015. The increase in compensation and benefits is the result of a continued focus on talent management and retention as well as acquisition activity that occurred in the third quarter of 2015. Occupancy and equipment totaled $2.8 million for the current nine months, an increase of $44 thousand (1.6%), compared to $2.7 million for the nine months ended September 30, 2015. The increase in occupancy and equipment expense is the result of higher building operating expenses and acquisition activity that occurred in the third quarter of 2015. Data processing expense totaled $1.0 million for the nine months ended September 30, 2016, an increase of $55 thousand (5.8%) from $950 thousand for the nine months ended September 30, 2015. Data processing expense has increased as a result of increased system utilization. Federal deposit insurance premium expense totaled $403 thousand for the nine months ended September 30, 2016, an increase of $36 thousand (9.8%) from $367 thousand for the nine months ended September 30, 2015. The increase was the result of a larger asset base partially a result of the acquisition activity from the third quarter of 2015. Marketing expense related to banking products totaled $352 thousand for the current nine months, a decrease of $38 thousand (9.7%) from $390 thousand for the nine months ended September 30, 2015. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Other expenses related to banking operations totaled $3.5 million for the nine months ended September 30, 2016, an increase of $179 thousand (5.3%) from $3.4 million for the nine months ended September 30, 2015. The increase in other operating expenses is related to the establishment of a captive insurance subsidiary during 2016. The Bancorp’s efficiency ratio was 66.0% for the nine months ended September 30, 2016, compared to 69.0% for the nine months ended September 30, 2015. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period and the decrease can be attributed to higher net interest income relative to higher noninterest income and noninterest expense.

Income tax expenses for the nine months ended September 30, 2016 totaled $1.9 million, compared to income tax expense of $1.5 million for the nine months ended September 30, 2015, an increase of $450 thousand (30.6%). The combined effective federal and state tax rates for the Bancorp was 22.0% for the nine months ended September 30, 2016, compared to 20.1% for the nine months ended September 30, 2015. The Bancorp’s higher current period effective tax rate is a result of a larger increase to earnings relative to increased tax preferred income.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2016, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.    Legal Proceedings

There are no matters reportable under this item.

Item 1A.  Risk Factors

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the nine months ended September 30, 2016 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2016 – January 31, 2016	-	N/A	-	48,828
February 1, 2016 – February 29, 2016	-	N/A	-	48,828
March 1, 2016 – March 31, 2016	-	N/A	-	48,828
April 1, 2016 – April 30, 2016	-	N/A	-	48,828
May 1, 2016 – May 31, 2016	-	N/A	-	48,828
June 1, 2016 – June 30, 2016	-	N/A	-	48,828
July 1, 2016 – July 31, 2016	-	N/A	-	48,828
August 1, 2016 – August 31, 2016	-	N/A	-	48,828
September 1, 2016 – September 30, 2016	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.    Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

There are no matters reportable under this item.

Item 6.    Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: October 24, 2016	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: October 24, 2016	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

