Form 10-K
period 2016-12-31
NORTHWEST INDIANA BANCORP
filed 2017-02-27
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2016, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $61,015,793.

There were 2,864,732 shares of the registrant’s Common Stock, without par value, outstanding at February 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1.	Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders. (Part III)

NorthWest Indiana Bancorp

PART I

Item 1. Business

General

NorthWest Indiana Bancorp, an Indiana corporation (the “Bancorp”), was incorporated on January 31, 1994, and is the holding company for Peoples Bank SB, an Indiana savings bank (the “Bank”). The Bank is a wholly owned subsidiary of the Bancorp. The Bancorp’s business activities include being a holding company for the Bank and the Bank's wholly owned subsidiaries, as well as a holding company for NWIN Risk Management, Inc., a captive insurance company.

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

The Bank’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”), an agency of the federal government. As the holding company for the Bank, the Bancorp is subject to comprehensive examination, supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”), while the Bank is subject to comprehensive examination, supervision and regulation by both the FDIC and the Indiana Department of Financial Institutions (“DFI”). The Bank is also subject to regulation by the FRB governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis, which is one of the eleven regional banks comprising the system of Federal Home Loan Banks.

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its sixteen branch locations. For further information, see “Properties.”

Recent Developments

Regulatory Capital Rules. In 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Bancorp and the Bank. The FDIC and the Office of the Comptroller of the Currency (“OCC”) subsequently approved these rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2016, under the 15% of capital and surplus limitation was approximately $13,341,000. At December 31, 2016, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2016, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2016	2015	2014	2013	2012
Type of loan:
Conventional real estate loans:
Construction and development	$38,937	$41,524	$25,733	$21,462	$23,984
Loans on existing properties (1)	437,361	432,020	377,247	336,823	334,452
Consumer (2)	524	535	472	350	476
Commercial business	77,299	68,757	58,682	57,716	69,329
Government	29,529	29,062	26,019	21,470	8,740
Loans receivable (3)	$583,650	$571,898	$488,153	$437,821	$436,981
Type of collateral:
Real estate:
1-to-4 family	$205,838	$213,756	$189,529	$161,663	$154,627
Other dwelling units, land and commercial real estate	270,461	259,789	213,451	196,622	203,809
Consumer	424	461	351	212	315
Commercial business	76,735	68,308	58,145	56,767	67,258
Government	29,529	29,062	26,019	21,470	8,740
Loans receivable (4)	$582,987	$571,376	$488,038	$437,703	$436,852

Average loans outstanding during the period (3)	$587,119	$522,278	$480,404	$436,430	$423,567

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and net deferred loan fees.
(4)	Net of unearned income and net deferred loan fees. Does not include unsecured loans.

Loan Originations, Purchases and Sales. Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown. The amounts are stated in thousands (000’s).

	2016	2015	2014
Loans originated:
Conventional real estate loans:
Construction and development	$7,700	$6,566	$5,545
Existing property	82,539	74,305	53,309
Refinanced	12,798	11,673	8,935
Total conventional real estate loans originated	103,037	92,544	67,789
Commercial business	238,633	228,351	154,509
Consumer	358	397	310
Total loans originated	$342,028	$321,292	$222,608

Whole loans and participations purchased	$-	$27,978	$30,673
Whole loans and participations sold	$58,338	$45,987	$28,321

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2016 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one
	within	but within	After
	one year	five years	five years	Total
Real estate	$49,303	$70,332	$356,663	$476,298
Consumer	102	422	-	524
Commercial business, and other	40,102	49,708	17,018	106,828
Total loans receivable	$89,507	$120,462	$373,681	$583,650

The following table sets forth the dollar amount of all loans due after one year from December 31, 2016, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate	$175,667	$251,328	$426,995
Consumer	422	-	422
Commercial business, and other	56,288	10,438	66,726
Total loans receivable	$232,377	$261,766	$494,143

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

Designated officers have authorities, established by the Board of Directors, to approve loans. Loans up to $2,500,000 are approved by the loan officers’ loan committee. Loans from $2,500,000 to $4,000,000 are approved by the senior officers’ loan committee. All loans in excess of $4,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee. (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) The maximum in-house legal lending limit as set by the Board of Directors is the lower of 10% of the bank’s risk based capital or $6,000,000. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board action. Peoples Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 2016, 77% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

Fixed rate loans currently originated generally conform to Freddie Mac guidelines for loans purchased under the one-to-four family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans with contractual maturities generally exceeding fifteen years and greater may be sold and/or classified as held for sale to control exposure to interest rate risk.

The 15 year mortgage loan program has gained wide acceptance in the Bancorp’s primary market area. As a result of the shortened maturity of these loans, this product has been priced below the comparable 20 and 30 year loan offerings. Mortgage applicants for 15 year loans tend to have a larger than normal down payment; this, coupled with the larger principal and interest payment amount, has caused the 15 year mortgage loan portfolio to consist, to a significant extent, of second time home buyers whose underwriting qualifications tend to be above average.

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five, seven or ten year period. ARM originations totaled $8.0 million for 2016 and $7.1 million for 2015. During 2016, ARMs represented 9.9% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

At December 31, 2016, the Bancorp classified three loans totaling $306 thousand as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one residential real estate loan in the amount of $247 thousand, for which an extension in maturity and reduction in interest rate was granted; and two commercial business loans totaling $60 thousand for which a reduction in principal was granted. At December 31, 2016, $60 thousand of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The following table sets forth information regarding the Bancorp’s non-performing assets as of December 31 for each period indicated. The amounts are stated in thousands (000’s).

	2016	2015	2014	2013	2012
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$4,521	$4,172	$2,443	$2,526	$1,846
Commercial	456	1,007	1,918	807	7,753
Commercial business	628	22	238	447	1,644
Consumer	-	-	-	-	10
Total	$5,605	$5,201	$4,599	$3,780	$11,253

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$500	$377	$941	$174	$-
Commercial	-	-	-	-	-
Commercial business	-	-	-	-	229
Consumer	-	-	-	-	-
Total	$500	$377	$941	$174	$229

Loans that qualify as troubled debt restructurings and accruing:
Real estate:
Residential	$-	$-	$-	$491	$534
Commercial	-	4,419	4,597	7,657	9,113
Commercial business	60	74	90	-	88
Consumer	-	-	-	-	-
Total	$60	$4,493	$4,687	$8,148	$9,735

Total of non-accrual, 90 days past due, and restructurings	$6,165	$10,071	$10,227	$12,102	$21,217

Ratio of non-performing loans to total assets	0.67%	0.64%	0.71%	0.57%	1.66%
Ratio of non-performing loans to total loans	1.05%	0.98%	1.10%	0.90%	2.63%

Foreclosed real estate	$2,665	$1,590	$1,745	$1,084	$425
Ratio of foreclosed real estate to total assets	0.29%	0.18%	0.23%	0.16%	0.06%

During 2016, gross interest income of $415 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $97 thousand.

Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Loans internally classified as substandard totaled $6.1 million at December 31, 2016, compared to $11.3 million at December 31, 2015. No loans are internally classified as doubtful at December 31, 2016 or 2015. No loans were classified as loss at either December 31, 2016 or 2015. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $10.6 million at December 31, 2016, compared to $13.5 million at December 31, 2015.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2016, impaired loans totaled $3.5 million compared to $7.4 million at December 31, 2015. The December 31, 2016, impaired loan balances consist of fourteen commercial real estate and commercial business loans totaling $1.1 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, twenty-nine mortgage loans totaling $1.4 million, along with fifty-two purchased credit impaired mortgage loans totaling $1.0 million, have also been classified as impaired. The December 31, 2016 allowance for loan losses (“ALL”) contained $1.2 million in specific allowances for collateral deficiencies, compared to $356 thousand at December 31, 2015. The increase in the allowance was related to ongoing management of a group of loans that had been acquired through the past two acquisitions. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At December 31, 2016, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in disclosure of such loans as non-accrual, past due or restructured loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For 2016, $1.3 million in provisions to the ALL were required, compared to $954 thousand for 2015 an increase of $314 thousand or 32.9%. The ALL provision increase is primarily a result of increased originations, overall loan portfolio growth, and increased specific reserves in preparation for the sale of distressed loans. For 2016, charge-offs, net of recoveries, totaled $523 thousand, compared to $362 thousand for 2015. The net loan charge-offs for 2016 were primarily comprised of $527 thousand in residential real estate loans, $24 thousand in consumer loans, and $28 thousand in recoveries for commercial business loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.32% at December 31,2016, compared to 1.22% at December 31, 2015. The ALL to non-performing loans (coverage ratio) was 126.10% at December 31, 2016, compared to 124.66% at December 31, 2015. The December 31, 2016 balance in the ALL account of $7.7 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	2016	2015	2014	2013	2012
Balance at beginning of period	$6,953	$6,361	$7,189	$8,421	$8,005
Loans charged-off:
Real estate residential	(529)	(239)	(311)	(153)	(336)
Commercial real estate	-	(59)	(1,421)	(788)	(256)
Commercial real estate participations	-	-	-	(333)	(873)
Commercial business	-	(77)	-	(567)	(619)
Consumer	(33)	(30)	(32)	(16)	(17)
Total charge-offs	(562)	(405)	(1,764)	(1,857)	(2,101)
Recoveries:
Residential real estate	2	9	20	1	4
Commercial real estate	-	22	17	9	13
Commercial real estate participations	-	-	2	137	108
Commercial business	28	10	21	23	37
Consumer	9	2	1	5	5
Total recoveries	39	43	61	175	167
Net (charge-offs) / recoveries	(523)	(362)	(1,703)	(1,682)	(1,934)
Provision for loan losses	1,268	954	875	450	2,350
Balance at end of period	$7,698	$6,953	$6,361	$7,189	$8,421

ALL to loans outstanding	1.32%	1.22%	1.30%	1.64%	1.93%
ALL to nonperforming loans	126.10%	124.66%	114.83%	181.81%	73.34%
Net charge-offs / recoveries to average loans outstanding during the period	-0.09%	-0.07%	-0.35%	-0.39%	-0.46%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2016		2015		2014		2013		2012
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	2,410	35.3	1,711	37.4	1,877	38.8	1,444	36.9	1,024	35.4
Commercial and other dwelling	4,302	46.3	4,436	45.4	3,658	43.7	4,820	44.9	6,158	46.6
Consumer loans	34	0.1	38	0.1	18	0.1	12	0.1	19	0.1
Commercial business and other	952	18.3	768	17.1	808	17.4	913	18.1	1,220	17.9
Total	7,698	100.0	6,953	100.0	6,361	100.0	7,189	100.0	8,421	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2016, the Bancorp did not hold as investments any derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest bearing balances in financial institutions and federal funds. At December 31, 2016, the Bancorp’s investment portfolio totaled $233.6 million. In addition, the Bancorp had $215 thousand of federal funds sold, and $3.0 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2016	2015	2014
Money market fund	$222	$525	$6,453
U.S. government agencies:
Available-for-sale	16,274	17,431	12,869
Mortgage-backed securities (1):
Available-for-sale	67,533	58,259	49,176
Collateralized Mortgage Obligations (1):
Available-for-sale	50,442	60,914	68,398
Municipal Securities:
Available-for-sale	96,745	93,487	80,725
Trust Preferred Securities:
Available-for-sale	2,409	2,734	2,432
Totals	$233,625	$233,350	$220,053

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2016, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Money market fund:	$222	0.01%	$-	0.00%	$-	0.00%	$-	0.00%
U.S. government Agencies:
AFS	-	0.00%	8,479	1.55%	7,795	1.88%	-	0.00%
Municipal Securities:
AFS	191	4.75%	7,326	4.35%	22,816	3.76%	66,412	3.27%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	2,409	1.68%
Totals	$413	4.76%	$15,805	2.85%	$30,611	3.28%	$68,821	3.21%

The Bancorp currently holds four trust preferred securities of which three of the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2016, the cost basis of the three trust preferred securities in non-accrual status totaled $3.7 million. Current estimates indicate that the interest payment delays may continue through 2019. One trust preferred security with a cost basis of $1.3 million remains in accrual status.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2016, the Bancorp had $14.0 million in repurchase agreements. Other borrowings totaled $26.6 million, of which $25.1 million represents FHLB advances.

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

	2016		2015		2014
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$104,672	-	$91,737	-	$83,430	-
Interest bearing demand deposits	145,347	0.07	138,006	0.07	119,772	0.08
MMDA accounts	167,684	0.21	150,288	0.18	148,633	0.18
Savings accounts	124,214	0.09	105,557	0.07	89,565	0.05
Certificates of deposit	192,991	0.62	190,858	0.55	181,406	0.47
Total deposits	$734,908	0.24	$676,446	0.22	$622,806	0.20

Maturities of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2016 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$20,543
Over 3 months through 6 months	16,597
Over 6 months through 12 months	30,229
Over 12 months	21,643
Total	$89,012

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

	At December 31,
	2016	2015	2014
Repurchase agreements:
Balance	$13,998	$18,508	$17,525
Securities underlying the agreements:
Ending carrying amount	23,571	23,479	103,754
Ending fair value	23,571	23,479	103,754
Weighted average rate (1)	0.56%	0.45%	0.35%

	For year ended December 31,
	2016	2015	2014
Highest month-end balance	$23,308	$22,020	$25,540
Average outstanding balance	17,755	18,003	18,029
Weighted average rate on securities sold under agreements to repurchase (2)	0.55%	0.38%	0.37%

	At December 31,
	2016	2015	2014
Fixed rate short-term advances from the FHLB	$12,000	$10,000	$8,000
Fixed rate long-term advances from the FHLB	13,100	24,100	28,100
Variable advances from the FHLB	-	5,000	-
FHLB line-of-credit	28	-	-
Overdrawn due from other financial institutions	700	393	281
Total borrowings	$25,828	$39,493	$36,381

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

The activities of the Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2016, the market value of the Wealth Management Group’s assets totaled $319.4 million, an increase of $38.8 million, compared to December 31, 2015.

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

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2016.

Weighted average yield:
Securities	2.54%
Loans receivable	4.47%
Federal Home Loan Bank stock	3.54%
Total interest-earning assets	3.89%

Weighted average cost:
Deposit accounts	0.24%
Borrowed funds	1.01%
Total interest-bearing liabilities	0.30%

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.59%

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2016	2015	2014
Return on average assets	1.03%	0.96%	0.97%
Return on average equity	10.65%	9.90%	10.14%
Average equity-to-average assets ratio	9.67%	9.70%	9.58%
Dividend payout ratio	34.69%	38.50%	37.30%

	At December 31,
	2016	2015	2014
Total stockholders’ equity to total assets	9.21%	9.35%	9.83%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000's).

	Year ended December 31, 2016			Year ended December 31, 2015			Year ended December 31, 2014
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances
in financial institutions	$5,149	$31	0.60%	$11,022	$28	0.25%	$13,122	$33	0.25%
Federal funds sold	409	1	0.24	435	-	0.10	346	1	0.29
Securities	240,262	6,097	2.54	231,366	6,151	2.66	217,226	5,917	2.72
Total investments	245,820	6,129	2.49	242,823	6,179	2.54	230,694	5,951	2.58
Loans:*
Real estate mortgage loans	485,778	22,474	4.63	429,724	19,766	4.60	392,573	17,941	4.57
Commercial business loans	100,861	3,771	3.74	92,047	3,418	3.71	87,337	3,272	3.75
Consumer loans	480	24	5.00	507	19	3.75	494	19	3.85
Total loans	587,119	26,269	4.47	522,278	23,203	4.44	480,404	21,232	4.42
Total interest-earning assets	832,939	32,398	3.89	765,101	29,382	3.84	711,098	27,183	3.82
Allowance for loan losses	(7,364)			(6,625)			(6,800)
Cash and due from banks	11,868			11,963			11,779
Premises and equipment	18,955			18,140			17,741
Other assets	31,617			28,782			27,613
Total assets	$888,015			$817,361			$761,431

Liabilities:

Demand deposit	$101,835	$-	-%	$91,737	$-	-%	$83,430	$-	-%
NOW accounts	148,184	101	0.07	138,006	101	0.07	119,772	94	0.08
Money market demand accounts	167,684	360	0.21	150,288	273	0.18	148,633	269	0.18
Savings accounts	124,214	107	0.09	105,557	77	0.07	89,565	45	0.05
Certificates of deposit	192,991	1,202	0.62	190,858	1,058	0.55	181,406	845	0.47
Total interest-bearing deposits	734,908	1,770	0.24	676,446	1,509	0.22	622,806	1,253	0.20
Borrowed funds	56,990	575	1.01	52,803	504	0.95	57,908	567	0.98
Total interest-bearing liabilities	791,898	2,345	0.30	729,249	2,013	0.28	680,714	1,820	0.27

Other liabilities	10,275			8,813			7,774
Total liabilities	802,173			738,062			688,488

Stockholders' equity	85,842			79,299			72,943
Total liabilities and stockholders' equity	$888,015			$817,361			$761,431
Net interest income		$30,053			$27,369			$25,363
Net interest spread			3.59%			3.56%			3.56%
Net interest margin**			3.61%			3.58%			3.57%

*	Non-accruing loans have been included in the average balances.
**	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2016	vs.	2015	2015	vs.	2014
	Increase / (Decrease)			Increase / (Decrease)
		Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$2,900	$166	$3,066	$1,860	$112	$1,972
Securities	232	(286)	(54)	378	(144)	234
Other interest-earning assets	(20)	24	4	(5)	(1)	(6)
Total interest-earning assets	3,112	(96)	3,016	2,233	(33)	2,200

Interest Expense:
Deposits	136	125	261	113	143	256

Borrowed Funds	41	30	71	(49)	(14)	(63)
Total interest-bearing liabilities	177	155	332	64	129	193

Net change in net interest income/(expense)	$2,935	$(251)	$2,684	$2,169	$(162)	$2,007

Bank Subsidiary Activities

NWIN Risk Management, Inc. is a wholly owned subsidiary of the Bancorp. The subsidiary provides captive insurance for the subsidiaries of the Bancorp. At December 31, 2016, the Bancorp had an investment balance of $775 thousand in NWIN Risk Management, Inc.

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2016, the Bank had an investment balance of $171 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2016, the Bank had an investment balance of $322.9 million in NWIN, LLC.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2016, the REIT held assets of $87.4 million in real estate loans.

Columbia Development Company, LLC is a wholly owned subsidiary of the Bank and was incorporated under the laws of the State of Indiana. The subsidiary holds real estate properties that the Bank has acquired through the foreclosure process. At December 31, 2016, the Bank had an investment balance of $1.9 million in Columbia Development Company, LLC.

The consolidated financial statements include NorthWest Indiana Bancorp (the Bancorp), its wholly owned subsidiaries, Peoples Bank SB (the Bank), NWIN Risk Management, Inc, and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are dependent upon the earnings of the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

Competition

The Bancorp’s primary market area for deposits, loans and financial services encompasses Lake and Porter Counties, in northwest Indiana, where all of its offices are located. Approximately ninety-five percent of the Bancorp’s business activities are within this area.

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

Personnel

As of December 31, 2016, the Bank had 178 full-time and 38 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has seven executive officers and has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2016, the Bank met all applicable capital adequacy requirements.

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

The following table shows that, at December 31, 2016, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2016 the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. At December 31, 2016, the Bancorp and the Bank were categorized as well capitalized. The dollar amounts are stated in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$82.4	13.1%	$28.3	4.5%	$40.9	6.5%
Tier 1 capital to risk-weighted assets	$82.4	13.1%	$37.8	6.0%	$50.4	8.0%
Total capital to risk-weighted assets	$90.1	14.3%	$50.4	8.0%	$63.0	10.0%
Tier 1 capital to adjusted average assets	$82.4	9.2%	$36.0	4.0%	$45.0	5.0%

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest bearing transaction accounts. Rather, deposits held in noninterest bearing transaction accounts are aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid deposit insurance assessments of $454 thousand during the year ended December 31, 2016. For 2016, the deposit insurance assessment rate before applying one time credits was approximately 0.062% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2016, the FICO assessment rate was 0.56 basis points for each $100 of insured deposits per quarter. The Bank paid interest payment assessments of $45 thousand during the year ended December 31, 2016. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2016, the Bank was in compliance with this requirement.

At December 31, 2016, the Bancorp owned $3.00 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of $25.1 million from the FHLBI. The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $106 thousand in 2016. At December 31, 2016, the Bancorp’s excess borrowing capacity based on collateral from the FHLBI was $98.5 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Interchange Fees for Debit Cards. Under the Dodd-Frank Act, interchange fees for debit card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Although institutions with total assets of less than $10 billion are exempt from this requirement, competitive pressures have required smaller depository institutions to reduce fees with respect to these debit card transactions.

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

State Taxation

The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 7.0% on “adjusted gross income” for the taxable year beginning January 1, 2016. This rate is scheduled to decrease over the succeeding years as follows: to 6.5% for 2017 and 2018, to 6.25% for 2019, to 6.0% for 2020, to 5.5% for 2021, to 5.0% for 2022, and to 4.9% for 2023 and thereafter. “Adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Accounting for Income Taxes

At December 31, 2016, the Bancorp’s consolidated total deferred tax assets were $5.2 million and the consolidated total deferred tax liabilities were $1.7 million, resulting in a consolidated net deferred tax asset of $3.5 million, net of a $98,000 valuation allowance. The valuation allowance of $98,000 was provided for the state tax credit, as management does not believe these amounts will be fully utilized before statutory expiration.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s sixteen banking locations. The Bancorp owns all of its office properties.

The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2016. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue
Munster, IN 46321-3517	1985	$580,428	11,640	$3,222,153
141 W. Lincoln Highway
Schererville, IN 46375-1851	1990	578,203	9,444	2,256,331
7120 Indianapolis Blvd.
Hammond, IN 46324-2221	1979	86,454	2,600	985,884
1300 Sheffield
Dyer, IN 46311-1548	1976	164,996	2,100	983,099
7915 Taft
Merrillville, IN 46410-5242	1968	138,673	2,750	949,115
8600 Broadway
Merrillville, IN 46410-7034	1996	1,005,705	4,400	2,579,571
4901 Indianapolis Blvd.
East Chicago, IN 46312-3604	1995	729,926	4,300	1,785,458
1501 Lake Park Avenue
Hobart, IN 46342-6637	2000	1,823,298	6,992	3,370,487
9204 Columbia Avenue
Corporate Center Building
Munster, IN 46321-3517	2003	4,620,009	36,685	12,978,045
855 Stillwater Parkway
Crown Point, IN 46307-5361	2007	1,633,967	3,945	2,470,266
1801 W. 25th Avenue
Gary, IN 46404-3546	2008	1,467,879	2,700	2,038,278
2905 Calumet Avenue
Valparaiso, IN 46383-2645	2009	1,851,408	2,790	2,352,090
9903 Wicker Avenue
Saint John, IN 46373-9402	2010	1,457,305	2,980	2,230,786
130 Rimbach Street
Hammond, IN 46320-1710	2014	865,567	5,230	1,185,029
9030 Cline Avenue
Highland, IN 46322-2204	2014	1,003,185	3,660	1,217,644
1900 Indianapolis Blvd.
Whiting, IN 46394-1510	2015	571,412	9,922	790,651
10688 Randolph Street
Crown Point, IN 46307-9424	2015	709,034	2,032	941,787

The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions and electronic banking. Additionally, the Bank utilizes Accutech in Muncie, Indiana for its Wealth Management operations.

The net book value of the Bank’s property, premises and equipment totaled $19.3 million at December 31, 2016.

Item 3. Legal Proceedings

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2017 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

Executive Officer	Age at December 31, 2016	Position
David A. Bochnowski	71	Executive Chairman
Benjamin J. Bochnowski	36	President, Chief Executive Officer
John J. Diederich	64	Executive Vice President, Chief Banking Officer
Robert T. Lowry	55	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	58	Executive Vice President, General Counsel, Corporate Secretary
Tanya A. Leetz	46	Executive Vice President, Chief Information and Technology Officer
Todd Scheub	49	Executive Vice President, Chief Lending Officer

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

David A. Bochnowski, is the Executive Chairman of the Bancorp and Bank. His duties include assisting his successor in the transition into the role of Chief Executive Officer of the Company and Bank, assisting the Company in and Bank with their strategic goals and budgeting process, and engaging in community and banking activities supporting the mission of the Company and Bank. He formerly served as the Chief Executive Officer for thirty-five years retiring from that position in April of 2016. He has been Chairman of the Company and Bank since 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is the past Chairman of America’s Community Bankers, now merged with the American Bankers Association. He is a past Chairman of the American Banker Association’s Government Relations Council. He was selected by the Securities and Exchange Commission to serve on the Commission’s Advisory Council on Small and Emerging Companies. He is a former Chairman of the Indiana Department of Financial Institutions; former director of the Federal Home Loan Bank of Indianapolis, and, a former member of the Federal Reserve Thrift Advisory Council. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Health Care System, serves as Vice-Chairman of Calumet College, and serves on the board of Trustees of Valparaiso University. He is a former Chairman of the Legacy Foundation of Lake County, a former Director of One Region, a former Director of Habitat for Humanity, and a former director of the Local Initiatives Support Corporation (LISC), among others. Before joining the Bank, Mr. Bochnowski was an attorney in private practice. He holds an undergraduate Bachelor of Science and Juris Doctor degrees from Georgetown University and a Master’s Degree from Howard University. Her served as an officer in the United States Army and received a Bronze Star for his service in the Vietnam conflict. Mr. Bochnowski is the father of Benjamin Bochnowski, the President and Chief Executive Officer of the Bancorp and Bank.

Benjamin J. Bochnowski has served as President and Chief Executive Officer of Northwest Indiana Bancorp and Peoples Bank, SB (“Peoples”) since April 2016. Since joining Peoples in 2010, Mr. Bochnowski also held the position of Executive Vice President, Chief Operating Officer; prior to that, he held positions overseeing risk management and strategic planning. He earned a bachelor’s degree from the University of Michigan, followed by an MBA from ESADE business school in Barcelona, Spain. He speaks Spanish, and is a graduate of the American Bankers Association’s Stonier Graduate School of Banking with a Leadership Certificate from the Wharton School at the University of Pennsylvania. Mr. Bochnowski volunteers with the Volunteer Income Tax Assistance (VITA) Program for low-income individuals. He is a Board Member at the Legacy Foundation, One Region, the Dunes National Park Association, and has been a mentor for the Entrepreneurship Bootcamp for Veterans at Purdue University. Mr. Bochnowski is the son of David A. Bochnowski, the Chairman, Chief Executive Officer of the Bancorp and the Bank.

John J. Diederich is Executive Vice President and Chief Banking Officer of the Bancorp and the Bank. Mr. Diederich has responsibility for coordinating the daily activities of retail banking, wealth management, marketing and facilities and for the solicitation of new customers for the Bank’s commercial lending, wealth management, municipal, and retail areas. He is also responsible for marketing support of the Strategic Plan as well as the Bank’s Brand. Mr. Diederich is also responsible for all facilities including maintenance as well as the construction of new offices. Prior to joining the Bank in 2009, Mr. Diederich spent 35 years with JP Morgan Chase where his most recent responsibilities were as Regional President in Northwest Indiana. Mr. Diederich is involved in many community service organizations including serving as past Chairman of the Board of the Northwest Indiana Forum, the Crisis Center, Inc., the Northwest Indiana Regional Development Company and the Northwest Indiana Boys and Girls Clubs. He has also been a Director of the Crown Point Community Foundation, the Valparaiso Family YMCA, and the Adult Education Alliance. Mr. Diederich is currently a trustee of the John W. Anderson Foundation, a Managing Director of the Northwest Indiana Forum, Treasurer of One Region and is on the Finance Committee for the Diocese of Gary, and is Chairman of the Audit Committee. Mr. Diederich holds a B.S. Degree in Finance from St. Joseph’s College and a B.S. Degree in Accounting from Calumet College.

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

Leane English Cerven is Executive Vice President, General Counsel, and Corporate Secretary of NorthWest Indiana Bancorp and Peoples Bank SB. Ms. Cerven joined the Bancorp and the Bank in May of 2010. Prior to joining the Bancorp and the Bank, she practiced law for sixteen years in Chicago, first as an Associate Attorney with Mayer, Brown & Platt where she practiced primarily in the banking area, which included transactions involving the Resolution Trust Corporation/FDIC, corporate, international, bankruptcy, and litigation practice areas, and then as Vice President and Legal Counsel for Bank One where she practiced primarily in the commercial finance area, including secured and unsecured transactions, mergers and acquisitions, workouts, purchase of assets out of bankruptcy, international and multicurrency transactions, syndications, ESOP financings, and capital regulations. She is licensed to practice law in Indiana and Illinois. Ms. Cerven holds a Juris Doctorate degree from Valparaiso University School of Law and a Bachelor of Arts degree from the University of Minnesota, Minneapolis. She is a 2014 graduate of the American Bankers Association Stonier Graduate School of Banking, a member of the Stonier Graduate School of Banking Advisory Board, and a Stonier Capstone Advisor. She is also a member of the ABA’s Regional Banks General Counsels Group and the Society of Corporate Secretaries & Governance Professionals. Ms. Cerven is actively involved in community service and serves on the Bioethics Committees for St. Catherine’s Hospital, East Chicago, Indiana and St. Mary’s Hospital, Hobart, Indiana.

Tanya A. Leetz is Executive Vice President, Chief Information and Technology Officer of the Bancorp and the Bank. She is responsible for operations and technology initiatives. Ms. Leetz joined the Bank in 1994 and has previously served as trust administrator, management development, information systems manager, and chief operating officer. She is a Certified Information Security Manager (CISM) and Certified in Risk and Information Systems Control (CRISC). Ms. Leetz holds a Master’s Degree in Business Administration and a Bachelor of Science Degree in Financial Planning from Purdue University. She also graduated from America’s Community Bankers National School of Banking. Ms. Leetz currently serves on the Executive Committee on the Board of Northwest Indiana Boys and Girls Clubs and is involved in other community activities. She is a member of the Information Systems Audit and Control Association and serves as an advisory member of a technology committee.

Todd M. Scheub is Executive Vice President, Chief Lending Officer of the Bancorp and the Bank. He is responsible for the commercial, construction and development, and retail lending groups as well as the management of asset quality in the loan portfolio. Mr. Scheub joined the Bank in 1996 and has previously held positions in the commercial lending group. He provides oversight on commercial credit facilities as well as chairing the Officer’s Loan Committee. He is the liaison to the operations and technology group, risk management, executive management, and the Board of Directors on all items related to the lending group. Mr. Scheub holds a Bachelor of Science Degree in Business and a Master’s Degree in Business Administration from Indiana University. He also graduated from America’s Community Bankers National School of Banking. Mr. Scheub is a Board Member at Campagna Academy, Frontline Foundations, and the Northwest Indiana Regional Development Company.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Bancorp’s Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board. The Bancorp’s stock is not actively traded. As of February 24, 2017, the Bancorp had 2,864,732 shares of common stock outstanding and 413 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms. Set forth below are the high and low bid prices during each quarter for the years ended December 31, 2016 and December 31, 2015. The bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Also set forth is information concerning the dividends declared by the Bancorp during the periods reported. Note 11 to the Financial Statements describes regulatory limits on the Bancorp’s ability to pay dividends.

				Dividends
		Per Share Prices		Declared Per
		High	Low	Common Share
Year Ended
December 31, 2016	1st Quarter	$31.05	$29.30	$0.27
	2nd Quarter	30.00	28.35	0.28
	3rd Quarter	32.50	29.00	0.28
	4th Quarter	39.87	33.00	0.28

Year Ended
December 31, 2015	1st Quarter	$27.75	$26.50	$0.25
	2nd Quarter	27.35	26.40	0.27
	3rd Quarter	31.99	26.25	0.27
	4th Quarter	31.10	29.26	0.27

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the twelve months ended December 31, 2016 under the stock repurchase program.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number	Average Price	Publicly Announced	Be Purchased Under
Period	of Shares Purchased	Paid per Share	Plans or Programs	the Program(1)
January 1, 2016 – January 31, 2016	-	N/A	-	48,828
February 1, 2016 – February 29, 2016	-	N/A	-	48,828
March 1, 2016 – March 31, 2016	-	N/A	-	48,828
April 1, 2016 – April 30, 2016	-	N/A	-	48,828
May 1, 2016 – May 31, 2016	-	N/A	-	48,828
June 1, 2016 – June 30, 2016	-	N/A	-	48,828
July 1, 2016 – July 31, 2016	-	N/A	-	48,828
August 1, 2016 – August 31, 2016	-	N/A	-	48,828
September 1, 2016 – September 30, 2016	-	N/A	-	48,828
October 1, 2016 – October 31, 2016	-	N/A	-	48,828
November 1, 2016 – November 30, 2016	-	N/A	-	48,828
December 1, 2016 – December 31, 2016	-	N/A	-	48,828
	-	N/A	-	48,828

(1) The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 6. Selected Financial Data

Fiscal Year Ended	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Statement of Income:

Total interest income	$32,399	$29,383	$27,183	$26,157	$26,075
Total interest expense	2,345	2,013	1,820	1,730	2,348
Net interest income	30,054	27,370	25,363	24,427	23,727
Provision for loan losses	1,268	954	875	450	2,350
Net interest income after provision for loan losses	28,786	26,416	24,488	23,977	21,377
Noninterest income	7,613	6,850	6,074	5,359	7,536
Noninterest expense	24,709	23,616	21,015	19,821	20,119
Net noninterest expense	17,096	16,766	14,941	14,462	12,583
Income tax expenses	2,548	1,798	2,153	2,397	1,941
Net income	$9,142	$7,852	$7,394	$7,118	$6,853

Basic earnings per common share	$3.20	$2.75	$2.60	$2.50	$2.41
Diluted earnings per common share	$3.20	$2.75	$2.60	$2.50	$2.41
Cash dividends declared per common share	$1.11	$1.06	$0.97	$0.85	$0.72

	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Balance Sheet:

Total assets	$913,626	$864,893	$775,044	$693,453	$691,845
Loans receivable	583,650	571,898	488,153	437,821	436,981
Investment securities	233,625	233,350	213,600	194,296	187,475
Deposits	779,771	714,875	633,946	572,893	566,409
Borrowed funds	39,826	58,001	53,906	44,929	49,505
Total stockholders' equity	84,108	80,909	76,165	66,761	67,651

	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Interest Rate Spread During Period:

Average effective yield on loans and investment securities	3.89%	3.84%	3.82%	4.03%	4.14%
Average effective cost of deposits and borrowings	0.30%	0.28%	0.27%	0.28%	0.39%
Interest rate spread	3.59%	3.56%	3.55%	3.75%	3.75%

Net interest margin	3.61%	3.58%	3.57%	3.77%	3.77%
Return on average assets	1.03%	0.96%	0.97%	1.03%	1.02%
Return on average equity	10.65%	9.90%	10.14%	10.17%	10.27%

	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012

Common equity tier 1 capital to risk-weighted assets	13.1%	12.4%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	13.1%	12.4%	13.6%	14.3%	13.4%
Total capital to risk-weighted assets	14.3%	13.5%	14.8%	15.6%	14.6%
Tier 1 capital to adjusted average assets	9.2%	9.0%	9.2%	10.0%	9.4%

Allowance for loan losses to total loans	1.32%	1.22%	1.30%	1.64%	1.93%
Allowance for loan losses to non-performing loans	126.10%	124.66%	114.83%	181.81%	73.34%
Non-performing loans to total loans	1.05%	0.98%	1.10%	0.90%	2.63%

Total loan accounts	5,655	5,628	5,140	4,472	4,416
Total deposit accounts	31,175	30,968	28,955	29,861	27,790
Total branches (all full service)	16	16	14	12	12

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

At December 31, 2016, the Bancorp had total assets of $913.6 million and total deposits of $779.8 million. The Bancorp's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) that is administered by the Federal Deposit Insurance Corporation (FDIC), an agency of the federal government. At December 31, 2016, stockholders' equity totaled $84.1 million, with book value per share at $29.41. Net income for 2016 was $9.1 million, or $3.20 basic and diluted earnings per common share. The return on average assets was 1.03%, while the return on average stockholders’ equity was 10.65%.

Financial Condition

During the year ended December 31, 2016, total assets increased by $48.7 million (5.6%), to $913.6 million, with interest-earning assets increasing by $39.9 million (4.9%). At December 31, 2016, interest-earning assets totaled $852.2 million and represented 93.3% of total assets. Loans totaled $583.7 million and represented 68.5% of interest-earning assets, 63.9% of total assets and 74.8% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $205.8 million (35.3%) in residential real estate loans, $195.4 million (33.5%) in commercial real estate loans, $77.3 million (13.2%) in commercial business loans, $36.1 million (6.2%) in multifamily loans, $38.9 million (6.7%) in construction and land development loans, $29.5 million (5.0%) in government, and $524 thousand (0.1%) in consumer loans. Adjustable rate loans comprised 60.0% of total loans at year-end. During 2016, loan balances increased by $11.8 million (2.1%), with commercial real estate, government, commercial business, home equity line of credit, and consumer balances increasing. The increase in loans during the year is the result improving credit and economic conditions.

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. During 2016, the Bancorp sold $60.0 million in newly originated fixed rate mortgage loans, compared to $47.7 million during 2015. Net gains realized from the mortgage loan sales totaled $1.6 million for 2016, compared to $1.2 million for 2015. At December 31, 2016, the Bancorp had $2.2 million in loans that were classified as held for sale.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $6.1 million at December 31, 2016, compared to $5.6 million at December 31, 2015, an increase of $500 thousand or 8.9%. The ratio of non-performing loans to total loans was 1.05% at December 31, 2016, compared to .98% at December 31, 2015. The ratio of non-performing loans to total assets was 0.67% at December 31, 2016, compared to 0.64% at December 31, 2015. The slight increase in the ratio of non-performing loans for 2016 is primarily the result of ongoing operations and is not specific to any large individual borrowers. At December 31, 2016, all non-performing loans are also accounted for on a non-accrual basis, except for six residential real estate loans totaling $500 thousand that were classified as accruing and 90 days past due.

Loans, internally classified as substandard, totaled $6.1 million at December 31, 2016, compared to $11.3 million at December 31, 2015 a decrease of $5.2 million or 46.0%. The decrease in substandard loans is primarily due to one accruing commercial real estate hotel loan in the amount of $4.4 million that was paid off. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2016 or December 31, 2015. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $10.6 million at December 31, 2016, compared to $13.5 million at December 31, 2015 a decrease of $2.9 million or 21.5%. The decrease in watch loans is not isolated with any one borrower and is the result of ongoing business operations related to the management of a loan portfolio.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2016, impaired loans totaled $3.5 million compared to $7.4 million at December 31, 2015. The December 31, 2016, impaired loan balances consist of fourteen commercial real estate and commercial business loans totaling $1.1 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, twenty-nine mortgage loans totaling $1.4 million, along with fifty-two purchased credit impaired mortgage loans totaling $1.0 million, have also been classified as impaired. The December 31, 2016 allowance for loan losses (“ALL”) contained $1.2 million in specific allowances for collateral deficiencies, compared to $356 thousand at December 31, 2015. The increase in the allowance was related to ongoing management of a group of loans that had been acquired through the past two acquisitions. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At December 31, 2016, the Bancorp classified three loans totaling $306 thousand as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one residential real estate loan in the amount of $247 thousand, for which an extension in maturity and reduction in interest rate was granted; and two commercial business loans totaling $60 thousand for which a reduction in principal was granted. At December 31, 2016, $60 thousand of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At December 31, 2016, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For 2016, $1.3 million in provisions to the ALL were required, compared to $954 thousand for 2015 an increase of $314 thousand or 32.9%. The ALL provision increase is primarily a result of increased originations, overall loan portfolio growth, and a higher level of net loan charge-offs. For 2016, net loan charge-offs, totaled $523 thousand, compared to $362 thousand for 2015. The net loan charge-offs for 2016 were primarily comprised of $527 thousand in residential real estate loans, $24 thousand in consumer loans, and $28 thousand in recoveries for commercial business loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.32% at December 31, 2016, compared to 1.22% at December 31, 2015. The increase in the ratio was related to additional specific reserves taken on a group of loans that had been acquired through the past two acquisitions. ALL to non-performing loans (coverage ratio) was 126.10% at December 31, 2016, compared to 124.66% at December 31, 2015. The December 31, 2016 balance in the ALL account of $7.7 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At December 31, 2016, foreclosed real estate totaled $2.7 million, which was comprised of twenty-six properties, compared to $1.6 million and fourteen properties at December 31, 2015. During 2016, loans totaling $1.8 million were transferred into foreclosed real estate, while net sales of foreclosed real estate totaled $720 thousand. The increase in foreclosed real estate is due to a single borrower with seventeen investor owned residential real estate properties totaling $1.7 million dollars that were transferred in the fourth quarter of 2016 . Net gains from the 2016 sales totaled $100 thousand. At the end of December 2016 all of the Bancorp’s foreclosed real estate is located within its primary market area.

At December 31, 2016, the Bancorp's investment portfolio totaled $233.6 million and was invested as follows: 50.5% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 41.4% in municipal securities, 7.0% in U.S. government agency debt securities, 1.0% in trust preferred securities, and 0.1% in a money market fund. During 2016, securities increased by $275 thousand (0.1%). In addition, at December 31, 2016, the Bancorp had $3.0 million in FHLB stock.

As of December 31, 2016, three of the Bancorp’s four investments in trust preferred securities are in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities on non-accrual status. At December 31, 2016, the cost basis of the three trust preferred securities on non-accrual status totaled $3.8 million. One trust preferred security with a cost basis of $1.2 million remains on accrual status.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At December 31, 2016, deposits totaled $779.8 million. During 2016, deposits increased by $64.9 million (9.1%). The 2016 change in deposits was comprised of the following: certificates of deposit decreased by $8.8 million (4.5%), checking accounts increased by $40.5 million (16.4%), savings accounts increased by $9.2 million (7.7%), and money market deposit accounts (MMDA’s) increased by $24.0 million (15.6%). Deposit balances increased for the year as a result of the continued customer preferences for liquid investments in the current low interest rate environment.

The Bancorp’s borrowed funds are primarily comprised of repurchase agreements and FHLB advances that are used to fund asset growth not supported by deposit generation. At December 31, 2016, borrowed funds totaled $39.8 million compared to $58.0 million at December 31, 2015, a decrease of $18.2 million (31.3%). Strong core deposit growth for the year reduced the need for borrowed funds. Retail repurchase agreements totaled $14.0 million at December 31, 2016, compared to $18.5 million at December 31, 2015, a decrease of $4.5 million (24.4%). FHLB advances totaled $25.1 million, decreasing $14.0 million or 35.8%. The Bancorp’s FHLB line of credit totaled $28 thousand at December 31, 2016 and carried no balance at December 31, 2015. Other short-term borrowings totaled $700 thousand at December 31, 2016, compared to $393 thousand at December 31, 2015.

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

During 2016, cash and cash equivalents increased $33.6 million compared to a decrease of $10.4 million for 2015. During 2016, the primary sources of cash and cash equivalents were from maturities and sales of securities, deposit originations, loan sales and repayments, FHLB advances, and cash from operating activities. The primary uses of cash and cash equivalents were loan originations, purchases of securities, FHLB advance repayments, and the payment of common stock dividends. During 2016, cash from operating activities totaled $9.6 million, compared to $9.5 million for 2015. The 2016 increase in cash provided by operating activities was primarily a result of the sale of loans originated for sale. Cash outflows from investing activities totaled $20.4 million during 2016, compared to outflows of $44.8 million during 2015. The changes for the current year were related to increased loan payoffs. Net cash inflows from financing activities totaled $44.4 million in 2016, compared to net cash inflows of $24.9 million in 2015. The increase during 2016 was primarily due to increased deposits. On a cash basis, the Bancorp paid dividends on common stock of $3.1 million and $3.0 million during 2016 and 2015, respectively. During 2016, the Bancorp’s Board of Directors increased dividends as earnings and capital continued to be sufficient to warrant dividend increases.

Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. Stockholders' equity totaled $84.1 million at December 31, 2016, compared to $80.9 million at December 31, 2015, an increase of $3.2 million (4.0%). The increase was primarily the result of net income of $9.1 million less $3.2 million in cash dividends. At December 31, 2016, book value per share was $29.41 compared to $28.38 for 2015.

The Bancorp is subject to risk-based capital guidelines adopted by the FRB, and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. These regulations divide capital into various tiers, as described in “Recent Developments – Regulatory Capital Rules” above. The following table shows that, at December 31, 2016, the Bancorp’s capital exceeded all regulatory capital requirements. At December 31, 2016, the Bancorp’s and the Bank’s regulatory capital ratios were substantially the same. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$82.4	13.1%	$28.3	4.5%	$40.9	6.5%
Tier 1 capital to risk-weighted assets	$82.4	13.1%	$37.8	6.0%	$50.4	8.0%
Total capital to risk-weighted assets	$90.1	14.3%	$50.4	8.0%	$63.0	10.0%
Tier 1 capital to adjusted average assets	$82.4	9.2%	$36.0	4.0%	$45.0	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2017, without the need for qualifying for an exemption or prior DFI approval, is $10.2 million plus 2017 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 18, 2016, the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.28 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 10, 2017.

Results of Operations –

Comparison of 2016 to 2015

Net income for 2016 was $9.1 million, compared to $7.9 million for 2015, an increase of $1.3 million (16.4%). The increase in net income for 2016 was the result of higher net interest and noninterest income. The earnings represent a return on average assets of 1.03% for 2016 compared to 0.96% for 2015. The return on average equity was 10.65% for 2016 compared to 9.90% for 2015.

Net interest income for 2016 was $30.1 million, an increase of $2.7 million (9.8%) from $27.4 million for 2015. During the year, the Bancorp’s yield on interest earning assets was positively impacted by higher yields as well as a full year of benefit from the acquisition of Liberty Savings Bank, FSB (“Liberty”), while interest expense was driven higher primarily by deposit account growth. The weighted-average yield on interest-earning assets was 3.89% for 2016 compared to 3.84% for 2015. The weighted-average cost of funds was 0.30% for 2016 compared to 0.28% for 2015. The impact of the 3.89% return on interest earning assets and the 0.30% cost of funds resulted in a net interest spread of 3.59% for 2016, compared to 3.56% in 2015. During 2016, total interest income increased by $3.0 million (10.3%) while total interest expense increased by $332 thousand (16.5%). The net interest margin was 3.61% for 2016, compared to 3.58% for 2015. The Bancorp’s tax equivalent net interest margin for 2016 was 3.85% compared to 3.82% for 2015.

During 2016, interest income from loans increased by $3.1 million (13.2%) compared to 2015. The increase in interest income from loans is a result of a full year of the Liberty acquisition and improving credit and economic conditions. The weighted-average yield on loans outstanding was 4.47% for 2016 compared to 4.44% for 2015. Loan balances averaged $587.1 million for 2016, an increase of $64.8 million (12.4%) from $522.3 million for 2015. During 2016, interest income from securities and other interest earning assets decreased by $50 thousand (0.8%) compared to 2015. The weighted-average yield on securities and other interest earning assets was 2.49% for 2016 compared to 2.66% for 2015. Securities and other interest earning assets averaged $245.8 million for 2016, up $3.0 million (1.2%) from $242.8 million for 2015.

Interest expense for deposits increased by $261 thousand (17.3%) during 2016 compared to 2015. The change was due to an increase in the weighted-average rate paid on deposits and increased balances. The weighted-average rate paid on deposits for 2016 was 0.24% compared to 0.22% for 2015. Total deposit balances averaged $734.9 million for 2016, an increase of $58.5 million (8.6%) from $676.4 million for 2015. Interest expense for borrowed funds increased by $71 thousand (14.1%) during 2016 compared to 2015. The change was due to higher cost of borrowed funds as well as higher average balances. The weighted-average cost of borrowed funds was 1.01% for 2016 compared to 0.95% for 2015. Borrowed funds averaged $57.0 million during 2016, an increase of $4.2 million (8.0%) from $52.8 million for 2015.

Noninterest income for 2016 was $7.6 million, an increase of $763 thousand (11.1%) from $6.9 million for 2015. During 2016, fees and service charges totaled $2.91 million, an increase of $9 thousand (0.3%) from $2.90 million for 2015. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $1.68 million for 2016, an increase of $23 thousand (1.4%) from $1.66 million for 2015. The increase in Wealth Management income is related to growth in assets under management and market value changes. Gains from loan sales totaled $1.6 million for the current year, an increase of $397 thousand (32.8%), compared to $1.2 million for 2015. The increase in gains from the sale of loans is a result of increased mortgage loan origination efforts. Gains from the sale of securities totaled $826 thousand for the current year, an increase of $220 thousand (36.3%) from $606 thousand for 2015. Current market conditions continue to provide opportunities to manage securities cash flows, while recognizing gains from the sales of securities. In 2016, $469 thousand from the increase in the cash value of bank owned life insurance was recorded, an increase of $27 thousand (6.1%) compared to $442 thousand for 2015. For 2016, foreclosed real estate sales gains totaled $100 thousand, an increase of $135 thousand (385.7%) from losses of $35 thousand for 2015. During 2016, other noninterest income totaled $19 thousand, a decrease of $48 thousand (71.6%) from $67 thousand for 2015.

Noninterest expense for 2016 was $24.7 million, up $1.1 million (4.6%) from $23.6 million for 2015. During 2016, compensation and benefits totaled $14.0 million, an increase of $832 thousand (6.3%) from $13.1 million for 2015. The increase in compensation and benefits is the result of the Bancorp’s ordinary course annual adjustments to salaries, and increased bonus payouts that result from improved profitability. Occupancy and equipment expense totaled $3.6 million for 2016, an increase of $114 thousand (3.2%) compared to $3.5 million for 2015. The increase in occupancy and equipment expense is the result of slightly higher building operating expenses. Data processing expense totaled $1.34 million for 2016, an increase of $69 thousand (5.4%) from $1.27 million for 2015. Data processing expense has increased as a result of increased system utilization. Marketing expense related to banking products totaled $517 thousand for the year, a decrease of $31 thousand (5.7%) from $548 thousand for 2015. Federal deposit insurance premiums totaled $454 thousand for 2016, a decrease of $68 thousand (13.0%) from $522 thousand for 2015. The decrease was the result of lower FDIC assessment rates. Statement and check processing expense totaled $373 thousand for the year, an increase of $27 thousand (7.8%) from $346 thousand for 2015. Professional service expense totaled $365 thousand for the year, an increase of $9 thousand (2.5%) from $356 thousand for 2015. Other expenses related to banking operations totaled $4.0 million for 2016, an increase of $74 thousand (1.9%) from $3.9 million for 2015. The marginal increase in other operating expenses is generally related to generally higher cost for procuring goods and services. The Bancorp’s efficiency ratio for 2016 was 65.61% compared to 69.01% for 2015. The stronger efficiency ratio is primarily the result of higher net interest and noninterest income. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

The Bancorp had an income tax expense for 2016 of $2.5 million compared to income tax expense of $1.8 million for 2015, an increase to expense of $750 thousand (41.7%). The combined effective federal and state tax rates for the Bancorp were 21.8% for 2016 and 18.6% for 2015. The Bancorp’s higher current period effective tax rate is a result of higher income without a comparable increase to tax preference items as well as the partial reversal of a valuation allowance against net operating losses at the state level that occurred in 2015, but was not repeated in 2016. A valuation allowance remains for certain other state tax credits that management does not believe will be fully utilized before statutory expiration.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

Report of Independent Registered

Public Accounting Firm

Board of Directors

NorthWest Indiana Bancorp and Subsidiaries

Munster, Indiana

We have audited the accompanying consolidated balance sheets of NorthWest Indiana Bancorp and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NorthWest Indiana Bancorp and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

Chicago, Illinois

February 27, 2017

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2016	2015

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$15,338	$9,915
Interest bearing deposits in other financial institutions	29,556	773
Federal funds sold	215	845

Total cash and cash equivalents	45,109	11,533

Securities available-for-sale	233,625	233,350
Loans held-for-sale	2,193	2,435
Loans receivable	583,650	571,898
Less: allowance for loan losses	(7,698)	(6,953)
Net loans receivable	575,952	564,945
Federal Home Loan Bank stock	3,000	3,000
Accrued interest receivable	3,086	3,000
Premises and equipment	19,287	18,942
Foreclosed real estate	2,665	1,590
Cash value of bank owned life insurance	18,895	18,426
Goodwill	2,792	2,561
Other assets	7,022	5,111

Total assets	$913,626	$864,893

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$111,800	$100,031
Interest bearing	667,971	614,844
Total	779,771	714,875
Repurchase agreements	13,998	18,508
Borrowed funds	25,828	39,493
Accrued expenses and other liabilities	9,921	11,108

Total liabilities	829,518	783,984

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized;
shares issued: December 31, 2016 - 2,916,195	361	361
December 31, 2015 - 2,907,455
shares outstanding: December 31, 2016 - 2,860,157
December 31, 2015 - 2,851,417
Additional paid-in capital	4,300	4,158
Accumulated other comprehensive income (loss)	(1,506)	1,406
Retained earnings	80,953	74,984

Total stockholders' equity	84,108	80,909

Total liabilities and stockholders' equity	$913,626	$864,893

See accompanying notes to consolidated financial statements

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Year Ended December 31,
	2016	2015
Interest income:
Loans receivable
Real estate loans	$22,474	$19,766
Commercial loans	3,772	3,419
Consumer loans	24	19
Total loan interest	26,270	23,204
Securities	6,097	6,150
Other interest earning assets	32	29

Total interest income	32,399	29,383

Interest expense:
Deposits	1,770	1,509
Repurchase agreements	98	68
Borrowed funds	477	436

Total interest expense	2,345	2,013

Net interest income	30,054	27,370
Provision for loan losses	1,268	954

Net interest income after provision for loan losses	28,786	26,416

Noninterest income:
Fees and service charges	2,910	2,901
Wealth management operations	1,680	1,657
Gain on sale of loans held-for-sale, net	1,609	1,212
Gain on sale of securities, net	826	606
Increase in cash value of bank owned life insurance	469	442
Gain/(loss) on sale of foreclosed real estate	100	(35)
Other	19	67

Total noninterest income	7,613	6,850

Noninterest expense:
Compensation and benefits	13,979	13,147
Occupancy and equipment	3,634	3,520
Data processing	1,339	1,270
Marketing	517	548
Federal deposit insurance premiums	454	522
Statement and check processing	373	346
Professional services	365	356
Other	4,048	3,907

Total noninterest expense	24,709	23,616

Income before income tax expenses	11,690	9,650
Income tax expenses	2,548	1,798

Net income	$9,142	$7,852

Earnings per common share:
Basic	$3.20	$2.75
Diluted	$3.20	$2.75

Dividends declared per common share	$1.11	$1.06

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year Ended December 31,
	2016	2015

Net income	$9,142	$7,852

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (losses)/gains arising during the period	(3,551)	323
Less: reclassification adjustment for gains included in net income	(826)	(606)
Net securities (loss)/gain during the period	(4,377)	(283)
Tax effect	1,493	105
Net of tax amount	(2,884)	(178)

Net change in unrealized gain on postretirement benefit:
Net loss on post retirement benefit	-	(7)
Termination of plan	(28)	-
Amortization of net actuarial gain	-	4
Net loss during the period	(28)	(3)
Tax effect	-	(1)
Net of tax amount	(28)	(4)
Other comprehensive loss, net of tax	(2,912)	(182)

Comprehensive income, net of tax	$6,230	$7,670

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2015	$361	$4,062	$1,588	$70,154	$76,165

Comprehensive income:
Net income	-	-	-	7,852	7,852
Net unrealized loss on securities available-for- sale, net of reclassification and tax effects	-	-	(178)	-	(178)
Change in unrealized loss on post retirement benefit, net of reclassification and tax effects	-	-	(4)	-	(4)
Comprehensive income					7,670
Stock-based compensation expense	-	96	-	-	96
Cash dividends, $1.06 per share	-	-	-	(3,022)	(3,022)

Balance at December 31, 2015	$361	$4,158	$1,406	$74,984	$80,909

Comprehensive income:
Net income	-	-	-	9,142	9,142
Net unrealized loss on securities available-for- sale, net of reclassification and tax effects	-	-	(2,884)	-	(2,884)
Termination of plan	-	-	(28)	-	(28)
Comprehensive income					6,230
Stock-based compensation expense	-	142	-	-	142
Cash dividends, $1.11 per share	-	-	-	(3,173)	(3,173)

Balance at December 31, 2016	$361	$4,300	$(1,506)	$80,953	$84,108

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,142	$7,852
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(58,338)	(45,987)
Sale of loans originated for sale	60,163	47,657
Depreciation and amortization, net of accretion	2,502	2,249
Deferred tax (benefit)/expense	125	(668)
Amortization of mortgage servicing rights	52	71
Stock based compensation expense	142	96
Gain on sale of securities, net	(826)	(606)
Gain on sale of loans held-for-sale, net	(1,609)	(1,212)
(Gain)/loss on sale of foreclosed real estate	(100)	35
Provision for loan losses	1,268	954
Net change in:
Interest receivable	(86)	(273)
Other assets	(858)	(49)
Accrued expenses and other liabilities	(1,187)	(659)
Total adjustments	1,248	1,608
Net cash - operating activities	10,390	9,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	49,412	41,733
Proceeds from sales of securities available-for-sale	44,258	31,088
Purchase of securities available-for-sale	(98,633)	(77,997)
Net change in loans receivable	(14,070)	(56,709)
Proceeds from sale of Federal Home Loan Bank stock	-	1,055
Purchase of premises and equipment, net	(1,710)	(1,310)
Proceeds from sale of foreclosed real estate, net	820	775
Change in cash value of bank owned life insurance	(469)	(442)
Cash and cash equivalents from acquisition activity	-	16,996
Net cash - investing activities	(20,392)	(44,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	64,896	24,771
Proceeds from FHLB advances	11,000	11,000
Repayment of FHLB advances	(25,000)	(8,000)
Change in other borrowed funds	(4,175)	112
Dividends paid	(3,143)	(2,962)
Net cash - financing activities	43,578	24,921
Net change in cash and cash equivalents	33,576	(10,430)
Cash and cash equivalents at beginning of period	11,533	21,963
Cash and cash equivalents at end of period	$45,109	$11,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,349	$2,017
Income taxes	2,655	2,037
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$-	$56,837
Value of goodwill and other intangible assets	-	1,044
Fair value of liabilities assumed	-	57,881
Noncash activities:
Transfers from loans to foreclosed real estate	$1,794	$654

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2016 and 2015

NOTE 1 – Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation provides insurance and annuity investments to the Bank’s wealth management customers. NWIN, LLC is located in Las Vegas, Nevada and serves as the Bank’s investment subsidiary and parent of a real estate investment trust, NWIN Funding, Inc. NWIN Funding, Inc. was formed as an Indiana Real Estate Investment Trust. The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. Columbia Development Company is a limited liability company that serves to hold certain real estate properties that are acquired through foreclosure. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash Flow Reporting – For purposes of the statements of cash flows, the Bancorp considers cash on hand, noninterest bearing deposits in other financial institutions, all interest bearing deposits in other financial institutions with original maturities of 90 days or less, and federal funds sold to be cash and cash equivalents. The Bancorp reports net cash flows for customer loan and deposit transactions and short-term borrowings with maturities of 90 days or less.

Securities – The Bancorp classifies securities into held-to-maturity, available-for-sale, or trading categories. Held-to-maturity securities are those which management has the positive intent and the Bancorp has the ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax. At December 31, 2016 all of the Bancorp’s securities are classified as available-for-sale. The Bancorp does not have a trading portfolio. Realized gains and losses resulting from the sale of securities recorded on the trade date are computed by the specific identification method. Interest and dividend income, adjusted by amortization of premiums or discounts on a level yield method, are included in earnings. Securities are reviewed for other-than-temporary impairment on a quarterly basis.

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

Goodwill and Intangibles – The Bancorp records the assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values. These fair values often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under FASB ASC 350, goodwill and indefinite-lived assets recorded is reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss is recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

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

At December 31, 2016 and 2015, the Bancorp evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Bancorp believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Bancorp's financial condition, results of operations, or cash flows. Accordingly, the Bancorp has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2016 and 2015.

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

Restrictions on Cash – Cash on hand or on deposit with the Federal Reserve Bank of $765 thousand and $807 thousand was required to meet regulatory reserve and clearing requirements at December 31, 2016 and 2015, respectively. These balances do not earn interest.

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

Reclassification – Certain amounts appearing in the consolidated financial statements and notes thereto for the year ended December 31, 2015, may have been reclassified to conform to the December 31, 2016 presentation.

Trust Assets – Assets of the Bancorp’s wealth management department, other than cash on deposit at the Bancorp, are not included in these consolidated financial statements because they are not assets of the Bancorp.

Acquisition Activity – On July 1, 2015, the Bank acquired Liberty Savings Bank, FSB (“Liberty”), a federally chartered mutual savings association based in Whiting, Indiana, with three branch offices in Lake County Indiana. The Bank acquired Liberty by merging Liberty with and into the Bank immediately following Liberty's voluntary supervisory conversion to stock form. The Bank did not issue or pay any shares, cash, or other consideration in the merger. The Liberty acquisition added assets with fair values of $57.3 million, including securities with a fair market value of $8.1 million, loans receivable with a fair market value of $28.0 million, and premises and equipment with a fair value of $1.3 million. The Liberty acquisition also added liabilities with a fair market value of $57.9 million, including deposits with a fair market value of $56.2 million and an accrued withdrawal liability for the defined benefit plan with a fair market value of $1.5 million. As a result of the differences in the fair value of assets and liabilities, goodwill of $804 thousand and intangible assets of $471 thousand were also added.

Adoption of New Accounting Pronouncements –

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Bancorp's year ending December 31, 2018. The ASU permits application of the new revenue recognition guidance to be applied using one of two retrospective application methods. The Bancorp has not yet determined which application method it will use. Interest income is outside of the scope of the new standard and will not be impacted by the adoption of the standard. The Bancorp is still evaluating the impact of the new standard on its noninterest income.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosures related to certain financial instruments, including requiring equity investments to be accounted for at fair value with changes recorded through earnings, the use of the exit price when measuring fair value, and disaggregation of financial assets and liabilities by category for disclosure purposes. The new guidance will be effective for the Bancorp's year ending December 31, 2018. Early adoption is permitted as early as periods ending after December 31, 2017 with some additional options for early application. The Bancorp does not believe adopting the provisions of ASU No. 2016-01 in the future will have a material impact on the consolidated financial statements. The Bancorp has not yet quantified the impact of the change.

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840. The ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease-related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new lease guidance will be effective for the Bancorp's year ending December 31, 2019 and will be applied using a modified retrospective transition method to the beginning of the earliest period presented. Management does not believe the adoption of this update will have a material effect on the Bancorp’s consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Bancorp's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is in the process of evaluating the impact adoption of this update will have on the Bancorp’s consolidated financial statements.

NOTE 2 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2016
Money market fund	$222	$-	$-	$222
U.S. government sponsored entities	16,643	-	(369)	16,274
Collateralized mortgage obligations and residential mortgage-backed securities	118,807	441	(1,273)	117,975
Municipal securities	95,242	2,146	(643)	96,745
Collateralized debt obligations	4,989	-	(2,580)	2,409
Total securities available-for-sale	$235,903	$2,587	$(4,865)	$233,625

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2015
Money market fund	$525	$-	$-	$525
U.S. government sponsored entities	17,496	1	(66)	17,431
Collateralized mortgage obligations and residential mortgage-backed securities	118,628	1,021	(476)	119,173
Municipal securities	89,506	3,986	(5)	93,487
Collateralized debt obligations	5,096	-	(2,362)	2,734
Total securities available-for-sale	$231,251	$5,008	$(2,909)	$233,350

The estimated fair value of available-for-sale securities and carrying amount, if different, at December 31, 2016 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
December 31, 2016	Value	Yield (%)
Due in one year or less	$413	7.13
Due from one to five years	15,805	3.80
Due from five to ten years	30,611	4.57
Due over ten years	68,821	4.44

Collateralized mortgage obligations and residential mortgage-backed securities	117,975	2.55
Total	$233,625	3.47

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	December 31,	December 31,
	2016	2015

Proceeds	$44,258	$31,088
Gross gains	926	608
Gross losses	(100)	(2)

The tax provisions related to these net realized gains were approximately $325 thousand for 2016 and $239 thousand for 2015.

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2015	$1,378
Current period change	(2,884)
Ending balance, December 31, 2016	$(1,506)

Securities with carrying values of approximately $32.4 million and $31.1 million were pledged as of December 31, 2016 and 2015, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at December 31, 2016 and 2015 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
U.S. government sponsored entities	$16,274	$(369)	$-	$-	$16,274	$(369)
Collateralized mortgage obligations and residential mortgage-backed securities	75,931	(1,183)	2,287	(90)	78,218	(1,273)
Municipal securities	20,775	(643)	-	-	20,775	(643)
Collateralized debt obligations	-	-	2,409	(2,580)	2,409	(2,580)
Total temporarily impaired	$112,980	$(2,195)	$4,696	$(2,670)	$117,676	$(4,865)
Number of securities		97		6		103

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
U.S. government sponsored entities	$9,429	$(66)	$-	$-	$9,429	$(66)
Collateralized mortgage obligations and residential mortgage-backed securities	39,386	(232)	8,045	(244)	47,431	(476)
Municipal securities	1,512	(5)	-	-	1,512	(5)
Collateralized debt obligations	-	-	2,734	(2,362)	2,734	(2,362)
Total temporarily impaired	$50,327	$(303)	$10,779	$(2,606)	$61,106	$(2,909)
Number of securities		37		11		48

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

NOTE 3 – Loans Receivable

Year end loans are summarized below:

	(Dollars in thousands)
	December 31, 2016	December 31, 2015
Loans secured by real estate:
Residential real estate, including home equity	$205,979	$213,951
Commercial real estate, construction & land development, and other dwellings	270,092	259,478
Commercial participations purchased	369	310
Total loans secured by real estate	476,440	473,739
Consumer	522	535
Commercial business	77,513	68,813
Government	29,529	29,062
Subtotal	584,004	572,149
Less:
Net deferred loan origination fees	(162)	(174)
Undisbursed loan funds	(192)	(77)
Loans receivable	$583,650	$571,898

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business	Government	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2016:

Allowance for loan losses:
Beginning Balance	$1,711	$38	$4,422	$14	$698	$70	$6,953
Charge-offs	(529)	(33)	-	-	-	-	(562)
Recoveries	2	9	-	-	28	-	39
Provisions	1,226	20	(120)	(14)	170	(14)	1,268
Ending Balance	$2,410	$34	$4,302	$-	$896	$56	$7,698

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2015:

Allowance for loan losses:
Beginning Balance	$1,878	$17	$3,645	$13	$733	$75	$6,361
Charge-offs	(239)	(30)	(59)	-	(77)	-	(405)
Recoveries	9	2	22	-	10	-	43
Provisions	63	49	814	1	32	(5)	954
Ending Balance	$1,711	$38	$4,422	$14	$698	$70	$6,953

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business	Government	Total

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2016:

Ending balance: individually evaluated for impairment	$879	$-	$3	$-	$354	$-	$1,236

Ending balance: collectively evaluated for impairment	$1,531	$34	$4,299	$-	$542	$56	$6,462

LOAN RECEIVABLES
Ending balance	$205,837	$524	$270,092	$369	$77,299	$29,529	$583,650

Ending balance: individually evaluated for impairment	$1,419	$-	$374	$82	$687	$-	$2,562

Ending balance: purchased credit impaired individually evaluated for impairment	$956	$-	$-	$-	$-	$-	$956

Ending balance: collectively evaluated for impairment	$203,462	$524	$269,718	$287	$76,612	$29,529	$580,132

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2015:

Ending balance: individually evaluated for impairment	$149	$-	$171	$14	$22	$-	$356

Ending balance: collectively evaluated for impairment	$1,562	$38	$4,251	$-	$676	$70	$6,597

LOAN RECEIVABLES
Ending balance	$213,755	$535	$259,479	$310	$68,757	$29,062	$571,898

Ending balance: individually evaluated for impairment	$227	$-	$5,298	$92	$96	$-	$5,713

Ending balance: purchased credit impaired individually evaluated for impairment	$1,691	$-	$-	$-	$-	$-	$1,691

Ending balance: collectively evaluated for impairment	$211,837	$535	$254,181	$218	$68,661	$29,062	$564,494

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

The Bancorp's credit quality indicators are summarized below at December 31, 2016 and December 31, 2015:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction & Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business		Government
Loan Grades	2016	2015	2016	2015	2016	2015	2016	2015
2 Moderate risk	$248	$270	$-	$-	$6,315	$6,526	$-	$-
3 Above average acceptable risk	3,147	7,136	-	-	15,043	4,313	955	-
4 Acceptable risk	121,583	129,353	188	199	24,754	31,735	25,474	29,062
5 Marginally acceptable risk	100,615	74,342	83	-	18,787	12,225	3,100	-
6 Pass/monitor	38,326	38,337	16	19	10,653	11,774	-	-
7 Special mention (watch)	5,799	4,707	-	-	533	601	-	-
8 Substandard	374	5,334	82	92	1,214	1,583	-	-
Total	$270,092	$259,479	$369	$310	$77,299	$68,757	$29,529	$29,062

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate, Including Home Equity		Consumer
	2016	2015	2016	2015
Performing	$200,446	$209,583	$524	$535
Non-performing	5,021	4,549	-	-
Total	$205,837	$213,755	$524	$535

A single borrower with seventeen investor owned residential real estate properties in the amount of $2.0 million was modified as a troubled debt restructuring during the second quarter of 2016. This borrower subsequently defaulted during the fourth quarter of 2016. No troubled debt restructurings subsequently defaulted during the fourth quarter of 2015. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

	As of December 31, 2016			For the twelve months ended December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$1,309	$3,293	$-	$2,582	$120
Commercial real estate, construction & land development, and other dwellings	356	356	-	1,256	-
Commercial participations purchased	82	82	-	16	6
Commercial business	212	212	-	168	4
With an allowance recorded:
Residential real estate, including home equity	1,066	1,066	879	348	6
Commercial real estate, construction & land development, and other dwellings	18	18	3	18	-
Commercial participations purchased	-	-	-	71	-
Commercial business	475	475	354	324	1
Total:
Residential real estate, including home equity	$2,375	$4,359	$879	$2,930	$126
Commercial real estate, construction & land development, and other dwellings	$374	$374	$3	$1,274	$-
Commercial participations purchased	$82	$82	$-	$87	$6
Commercial business	$687	$687	$354	$492	$5

	As of December 31, 2015			For the twelve months ended December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$1,741	$4,737	$-	$1,327	$3
Commercial real estate, construction & land development, and other dwellings	5,075	5,075	-	5,040	8
Commercial participations purchased	-	-	-	-	-
Commercial business	74	74	-	80	-
With an allowance recorded:
Residential real estate, including home equity	177	177	149	185	-
Commercial real estate, construction & land development, and other dwellings	223	223	171	69	-
Commercial participations purchased	92	92	14	96	-
Commercial business	22	22	22	23	-
Total:
Residential real estate, including home equity	$1,918	$4,914	$149	$1,512	$3
Commercial real estate, construction & land development, and other dwellings	$5,298	$5,298	$171	$5,109	$8
Commercial participations purchased	$92	$92	$14	$96	$-
Commercial business	$96	$96	$22	$103	$-

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2016, purchased credit impaired loans with unpaid principal balances totaled $2.9 million with a recorded investment of $956 thousand. At December 31, 2015, purchased credit impaired loans with unpaid principal balances totaled $4.0 million with a recorded investment of $1.7 million.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days and Accruing
December 31, 2016
Residential real estate, including home equity	$3,974	$1,775	$4,024	$9,773	$196,064	$205,837	$500
Consumer	-	-	-	-	524	524	-
Commercial real estate, construction & land development, and other dwellings	396	189	374	959	269,133	270,092	-
Commercial participations purchased	-	-	82	82	287	369	-
Commercial business	171	217	466	854	76,445	77,299	-
Government	-	-	-	-	29,529	29,529	-
Total	$4,541	$2,181	$4,946	$11,668	$571,982	$583,650	$500

December 31, 2015
Residential real estate, including home equity	$5,559	$2,430	$3,055	$11,044	$202,711	$213,755	$377
Consumer	-	-	-	-	535	535	-
Commercial real estate, construction & land development, and other dwellings	-	211	710	921	258,558	259,479	-
Commercial participations purchased	-	-	92	92	218	310	-
Commercial business	67	177	22	266	68,491	68,757	-
Government	-	-	-	-	29,062	29,062	-
Total	$5,626	$2,818	$3,879	$12,323	$559,575	$571,898	$377

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	December 31, 2016	December 31, 2015
Residential real estate, including home equity	$4,521	$4,172
Consumer	-	-
Commercial real estate, construction & land development, and other dwellings	374	915
Commercial participations purchased	82	92
Commercial business	628	22
Government	-	-
Total	$5,605	$5,201

Note 4 – Premises and Equipment, Net

At year end, premises and equipment are summarized as follows:

	(Dollars in thousands)
	2016	2015
Cost:
Land	$5,216	$5,216
Buildings and improvements	22,854	21,712
Furniture and equipment	14,267	13,929
Total cost	42,337	40,857
Less accumulated depreciation	(23,050)	(21,915)
Premises and equipment, net	$19,287	$18,942

Depreciation expense was approximately $1.35 million and $1.39 million for 2016 and 2015, respectively.

Note 5 – Foreclosed Real Estate

At year end, foreclosed real estate is summarized below:

	(Dollars in thousands)
	2016	2015
Residential real estate, including home equity	$1,810	$496
Commercial real estate, construction & land development and other dwellings	855	1,014
Commercial business	-	80
Total	$2,665	$1,590

Note 6 – Goodwill and Other Intangible Assets

The Bancorp established a goodwill balance totaling $2.8 million with the acquisitions of First Federal and Liberty Savings. Goodwill of $2.0 million was established with the acquisition of First Federal and goodwill of $804 thousand was established with the acquisition of Liberty Savings. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. During the first quarter of 2015, estimates of fair values related to a pool of loans with a single borrower from First Federal were determined to be lower than originally estimated. This change, net of related estimated adjustments, led to the addition of $377 thousand to goodwill and $423 thousand to purchased credit impaired loan balances during the period ended March 31, 2015. During the second quarter of 2016, original estimates related to Liberty goodwill components were adjusted. Estimates of fair values related to a pool of purchased loans were determined to be lower than originally estimated, which led to the addition of $178 thousand to goodwill. Fixed asset valuations were also determined to be higher than originally estimated, which led to a reduction of $109 thousand to goodwill. Also, the valuation of the accrued withdrawal liability for the defined benefit plan was determined to be higher than originally estimated leading to the addition of $162 thousand to goodwill. Goodwill totaled $2.8 million at December 31, 2016 compared to $2.6 million at December 31, 2015.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. Approximately $12 thousand of amortization was taken during the years ended December 31, 2016 and December 31, 2015. It is estimated that $12 thousand of additional amortization will occur annually from 2017 through 2021, and the remaining amount will be amortized through to the first quarter of 2022. A core deposit intangible of $471 thousand for the acquisition of Liberty Savings was established and is being amortized over 8.2 years on a straight line basis. Approximately $58 thousand of amortization was taken during the year ended December 31, 2016 compared to $29 thousand during the year ended December 31, 2015. It is estimated that $58 thousand of additional amortization will occur annually from 2017 to 2022, and the remaining amount will be amortized through to the third quarter of 2023.

For the First Federal acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $217 thousand of accretion was taken into income for the year ended December 31, 2016, compared to $240 thousand for the year ended December 31, 2015. It is estimated that $168 thousand of accretion will occur in 2017, and accretion of $140 thousand will occur during 2018. Similarly, for the Liberty Savings acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.2 million that is being accreted over 44 months on a straight line basis. Approximately $389 thousand of accretion was taken into income for the year ended December 31, 2016, compared to $159 thousand of accretion was taken into income for the year ended December 31, 2015. It is estimated that $284 thousand of accretion will occur annually through to 2018, and accretion of $47 thousand will occur during 2019.

For the First Federal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $276 thousand that was amortized over 17 months on a straight line basis. No amortization was taken as expense during the year ended December 31, 2016, compared to $126 thousand of amortization expense during the year ended December 31, 2015. For the Liberty Savings acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $124 thousand that was amortized over 17 months on a straight line basis. Approximately $80 thousand of amortization was taken as expense during the year ended December 31, 2016, compared to $44 thousand of amortization taken as expense during the year ended December 31, 2015. No additional amortization expense will occur during 2017.

Note 7 – Income Taxes

At year-end, components of income tax expense/(benefit) consist of the following:

	(Dollars in thousands)
	2016	2015
Federal:
Current	$2,343	$2,387
Deferred	(129)	(527)
State:
Current	80	79
Deferred, net of valuation allowance	254	82
Removal of valuation allowance on state NOL, net	-	(223)
Income tax expense	$2,548	$1,798

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	(Dollars in thousands)
	2016	2015
Federal statutory rate	34%	34%
Tax expense at statutory rate	$3,975	$3,281
State tax, net of federal effect	220	106
Tax exempt income	(1,318)	(1,271)
Bank owned life insurance	(160)	(150)
Captive insurance	(179)
Removal of valuation allowance on state NOL, net	-	(223)
Other	10	55
Total income tax expense	$2,548	$1,798

At December 31, the components of the net deferred tax asset recorded in the consolidated balance sheets are as follows:

	(Dollars in thousands)
	2016	2015
Deferred tax assets:
Bad debts	$2,872	$2,591
Deferred loan fees	60	65
Deferred compensation	503	498
Unrealized depreciation on securities available-for-sale, net	771	-
Net operating loss, state	294	449
Tax credits	98	91
Nonaccrual loan interest income	109	53
Share based compensation	126	39
REO writedowns	-	12
Unqualified deferred compensation plan	74	70
Post retirement benefit	-	47
Other-than-temporary impairment	92	92
Accrued vacation	129	116
Impairment on land	71	71
Purchase accounting	-	21
Other	29	28
Total deferred tax assets	5,228	4,243

Deferred tax liabilities:
Depreciation	(850)	(901)
Prepaids	(346)	(133)
Mortgage servicing rights	(51)	(60)
Deferred stock dividends	(97)	(97)
Unrealized appreciation on securities available-for-sale, net	-	(722)
Post retirement unrealized gain	-	(20)
Purchase accounting	(88)	-
Other	(181)	(90)
Total deferred tax liabilities	(1,613)	(2,023)
Valuation allowance	(98)	(91)
Net deferred tax asset	$3,517	$2,129

At December 31, 2016, the Bancorp has a state net operating loss carry forward of approximately $6.9 million which will begin to expire in 2024 if not used. The Bancorp also has a state tax credit carry forward of approximately $148 thousand which will begin to expire in 2017 if not used. Management concluded in 2015 that the state net operating loss will be fully utilized and reversed the portion of the valuation allowance that was in place on the state net operating loss. A valuation allowance remains in place on the state tax credit carryforward. A valuation allowance of $98 thousand and $91 thousand was provided at December 31, 2016 and December 31, 2015, respectively, for the state tax credits.

The Bancorp qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at December 31, 2016 and 2015 includes, approximately $6.0 million for which no provision for federal income taxes has been made. If, in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rate. The unrecorded deferred income tax liability on the above amounts was approximately $2.0 million at December 31, 2016 and 2015.

The Bancorp had no unrecognized tax benefits at any time during 2016 or 2015 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2017. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Bancorp's policy to record such accruals through income tax accounts; no such accruals existed at any time during 2016 or 2015.

The Bancorp and its subsidiaries are subject to US Federal income tax as well as income tax of the states of Indiana and Illinois.

Note 8 – Deposits

The aggregate amount of certificates of deposit with a balance of $250 thousand or more was approximately $24.8 million at December 31, 2016 and $26.1 million at December 31, 2015.

At December 31, 2016, scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2017	$137,769
2018	34,043
2019	7,677
2020	5,961
2021	143
Thereafter	71
Total	$185,664

Note 9 – Borrowed Funds

At year end, borrowed funds are summarized below:

	(Dollars in thousands)
	2016	2015
Fixed rate advances from the FHLB	$25,100	$34,100
Variable rate advances from the FHLB	-	5,000
Line of credit at FHLB	28	-
Other	700	393
Total	$25,828	$39,493

At December 31, 2016, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2017	$12,728
2018	6,100
2019	5,000
2020	2,000
Total	$25,828

Repurchase agreements generally mature within one year and are secured by U.S. government and U.S. agency securities, under the Bancorp’s control. At December 31, information concerning these retail repurchase agreements is summarized below:

	(Dollars in thousands)
	2016	2015
Ending balance	$13,998	$18,508
Average balance during the year	17,755	18,003
Maximum month-end balance during the year	23,308	22,020
Securities underlying the agreements at year end:
Carrying value	23,571	23,479
Fair value	23,571	23,479
Average interest rate during the year	0.55%	0.38%
Average interest rate at year end	0.56%	0.45%

At December 31, advances from the Federal Home Loan Bank were as follows:

	(Dollars in thousands)
	2016	2015
Fixed rate advances, maturing January 2017 through June 2020 at rates from 0.97% to 2.11%; average rate: 2016 – 1.40%; 2015 – 1.29%	$25,100	$34,100

Variable rate advances, matured May 2016 average rate: 2016 and 2015 – 0.62%	-	5,000

Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $242.7 million and $231.9 million at December 31, 2016 and 2015, respectively. In addition to the fixed rate advances, the Bancorp maintains a $10.0 million line of credit with the Federal Home Loan Bank of Indianapolis. There was a $28 thousand balance on the line of credit at December 31, 2016 compared to no outstanding balance on the line of credit at December 31, 2015. Other borrowings at December 31, 2016 and 2015 are comprised of reclassified bank balances.

Note 10 – Employees’ Benefit Plans

The Bancorp maintains an Employees’ Savings and Profit Sharing Plan and Trust for all employees who meet the plan qualifications. Employees are eligible to participate in the Employees’ Savings and Profit Sharing Plan and Trust on the next January 1 or July 1 following the completion of one year of employment, attaining age 18, and completion of 1,000 hours of service. The Employees’ Savings Plan feature allows employees to make pre-tax contributions to the Employees’ Savings Plan of 1% to 50% of Plan Salary, subject to limitations imposed by Internal Revenue Code section 401(k). The Profit Sharing Plan and Trust feature is non-contributory on the part of the employee. Contributions to the Employees’ Profit Sharing Plan and Trust are made at the discretion of the Bancorp’s Board of Directors. Contributions for the years ended December 31, 2016 were based on 9% of the participants’ total compensation, excluding incentives, as compared to 8% for 2015. Profit sharing contributions made by the Bank and earnings credited to the employee’s account vest on the following schedule: two years of service, 40% of contributions and earnings; three years of service, 60% of contributions and earnings; four years of service, 80% of contributions and earnings; and five years of service, 100% of contributions and earnings. Participants also become 100% vested in the employer contributions and accrued earnings in their account upon their death, approved disability, or attainment of age 65 while employed at the Bank. The benefit plan expense amounted to approximately $843 thousand for 2016 and $705 thousand for 2015.

The Bancorp maintains an Unqualified Deferred Compensation Plan (the “UDC Plan”). The purpose of the UDC Plan is to provide deferred compensation to key senior management employees of the Bancorp in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the UDC Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2016 and 2015 was approximately $200 thousand and $188 thousand, respectively. The UDC Plan expense amounted to approximately $13 thousand for 2016 and $17 thousand for 2015.

Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $72 thousand and $97 thousand for 2016 and 2015, respectively. The deferred fee liability at December 31, 2016 and 2015 was approximately $1.4 million and $1.3 million, respectively.

As part of the acquisition of Liberty Savings Bank, the Bancorp assumed a liability of $1.5 million in the Pentegra Defined Benefit Plan for Financial institutions (“The Pentegra DB Plan”), a multi-employer plan. During 2016 the Bancorp exited the Pentegra DB Plan and settled all related liabilities. Details relating to what affect this had on goodwill can be found in Note 6 - Goodwill and Other Intangible Assets. At December 31, 2016, the Bank has no remaining liabilities related to the Pentegra DB Plan.

Note 11 – Regulatory Capital

The Bancorp and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2016 and 2015, the most recent regulatory notifications categorized the Bancorp and Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bancorp’s or the Bank’s category.

At year-end, capital levels for the Bancorp and the Bank were essentially the same. Actual capital levels (in millions), minimum required levels and levels needed to be classified as well capitalized for the Bancorp are summarized below:

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$82.4	13.1%	$28.3	4.5%	$40.9	6.5%
Tier 1 capital to risk-weighted assets	$82.4	13.1%	$37.8	6.0%	$50.4	8.0%
Total capital to risk-weighted assets	$90.1	14.3%	$50.4	8.0%	$63.0	10.0%
Tier 1 capital to adjusted average assets	$82.4	9.2%	$36.0	4.0%	$45.0	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$76.0	12.4%	$27.6	4.5%	$39.9	6.5%
Tier 1 capital to risk-weighted assets	$76.0	12.4%	$36.8	6.0%	$49.1	8.0%
Total capital to risk-weighted assets	$83.0	13.5%	$49.1	8.0%	$61.3	10.0%
Tier 1 capital to adjusted average assets	$76.0	9.0%	$33.9	4.0%	$42.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2017, without the need for qualifying for an exemption or prior DFI approval, is $10.2 million plus 2017 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On December 30, 2016 the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.28 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 10, 2017.

Note 12 – Stock Based Compensation

The Bancorp’s 2015 Stock Option and Incentive Plan (the “Incentive Plan”), which was adopted by the Bancorp’s Board of Directors on February 17, 2015 and approved by the Bancorp’s shareholders on April 24, 2015, permits the grant of equity awards for up to 250,000 shares of common stock. Awards granted under the Incentive Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, performance shares, or performance units. The purposes of the Plan are (i) to align the personal interests of plan participants with those of the shareholders of the Bancorp, (ii) to encourage key individuals to accept or continue employment or service with the Bancorp and its subsidiaries, and (iii) to furnish incentives to such key individuals to improve operations and increase profits by providing such key individuals the opportunity to acquire common stock of the Bancorp or to receive monetary payments based on the value of such common stock. Option awards are generally granted with an exercise price equal to the market price of the Bancorp’s common stock at the date of grant. No expense was charged against income for incentive stock options during 2016 or 2015.

The fair value of each incentive stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. No incentive stock options were granted during 2016 or 2015. The Bancorp uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the Bancorp’s stock option activity for 2016 and 2015 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	750	$28.50
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at end of year	750	$28.50	2.2	$-
Vested or expected to vest	750	$28.50	2.2	$-
Exercisable at December 31, 2015	750	$28.50	2.2	$-

Outstanding at January 1, 2016	750	$28.50
Granted	-	-
Exercised	-	-
Forfeited or expired	(250)	28.50
Outstanding at end of year	500	$28.50	1.2	$5,175
Vested or expected to vest	500	$28.50	1.2	$5,175
Exercisable at December 31, 2016	500	$28.50	1.2	$5,175

As of December 31, 2016, there were no unrecognized compensation costs related to non-vested incentive stock options granted under the Incentive Plan.

Restricted stock awards are generally granted with an award price equal to the market price of the Bancorp’s common stock on the award date. Restricted stock awards have been issued with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Compensation expense related to restricted stock awards is recognized over the vesting period. Total compensation cost that has been charged against income for those plans was approximately $142 thousand and $96 thousand for 2016 and 2015, respectively.

A summary of changes in the Bancorp’s non-vested restricted stock for 2016 and 2015 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	12,775	$23.63
Granted	7,250	27.50
Vested	(300)	16.75
Forefited	-	-
Non-vested at December 31, 2015	19,725	$25.15

Non-vested at January 1, 2016	19,725	$25.15
Granted	8,740	30.10
Vested	-	-
Forefited	-	-
Non-vested at December 31, 2016	28,465	$26.67

As of December 31, 2016, there was approximately $437 thousand of total unrecognized compensation cost related to non-vested restricted shares granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 2.8 years.

Note 13 – Earnings per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations for 2016 and 2015 is presented below.

	2016	2015
Basic earnings per common share:
Net income available to common stockholders	$9,141,725	$7,852,142
Weighted-average common shares outstanding	2,858,556	2,850,801
Basic earnings per common share	$3.20	$2.75

Diluted earnings per common share:
Net income available to common stockholders	$9,141,725	$7,852,142
Weighted-average common shares outstanding	2,858,556	2,850,801
Weighted-average common and dilutive potential common shares outstanding	2,858,601	2,850,801
Diluted earnings per common share	$3.20	$2.75

There were 500 dilutive shares outstanding at December 31, 2016 and 750 anti-dilutive shares outstanding at December 31, 2015.

Note 14 – Related Party Transactions

The Bancorp had aggregate loans outstanding to directors and executive officers (with individual balances exceeding $120 thousand) of approximately $3.7 million at December 31, 2016 and approximately $4.3 million at December 31, 2015. For the year ended December 31, 2016, the following activity occurred on these loans:

(Dollars in thousands)
Aggregate balance at the beginning of the year	$4,299
New loans	669
Repayments	(1,277)
Aggregate balance at the end of the year	$3,691

Deposits from directors and executive officers totaled approximately $4.1 million and $2.8 million at December 31, 2016 and 2015, respectively.

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

The Bancorp had outstanding commitments to originate loans as follows:

	(Dollars in thousands)
	Fixed	Variable
	Rate	Rate	Total
December 31, 2016:
Residential real estate, including home equity	$32,147	$10,715	$42,862
Consumer loans	15,332	-	15,332
Commercial real estate, construction & land development and other dwellings	7,263	13,084	20,347
Commercial participations purchased	83	917	1,000
Commercial business	1,005	41,474	42,479
Total	$55,830	$66,190	$122,020

December 31, 2015:
Residential real estate, including home equity	$21,638	$6,590	$28,228
Consumer loans	11,796	-	11,796
Commercial real estate, construction & land development and other dwellings	12,619	18,170	30,789
Commercial participations purchased	83	-	83
Commercial business	1,095	39,613	40,708
Total	$47,231	$64,373	$111,604

The approximately $55.8 million in fixed rate commitments outstanding at December 31, 2016 had interest rates ranging from 2.99% to 10.00%, for a period not to exceed forty-five days. At December 31, 2015, fixed rate commitments outstanding of approximately $47.2 million had interest rates ranging from 2.75% to 10.00%, for a period not to exceed forty-five days. Mortgage interest rate locks with borrowers which are included with real estate commitments, were treated as derivative transactions, and valued accordingly at year-end.

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. At December 31, 2016 and 2015, the Bancorp had standby letters of credit totaling approximately $7.8 million and $8.4 million, respectively which are not included in the tables above. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral obtained may include accounts receivable, inventory, property, land or other assets.

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve and bank call reports filed with the FDIC and OCC. Using the information sources described above, for each bank and thrift examined, the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (noninterest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies, stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The current other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment for the years ending December 31, 2016 and 2015.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2015	$271
Additions not previously recognized	-
Ending balance, December 31, 2016	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of December 31, 2016:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Lowest credit rating assigned	CC	CC	BB	CCC
Number of performing banks	60	33	61	51
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	17	7	2	4
Number of issuers in deferral	3	2	3	1
Defaults & deferrals as a % of performing collateral	29.67%	20.06%	4.38%	8.11%
Subordination:
As a % of performing collateral	21.67%	8.35%	52.45%	35.58%
As a % of performing collateral - adjusted for projected future defaults	16.93%	1.24%	49.09%	31.69%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	1.90%	2.40%	2.20%	1.90%
Year 2 - issuer average	1.90%	2.40%	2.20%	1.90%
Year 3 - issuer average	1.90%	2.40%	2.20%	1.90%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2016 and 2015, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At December 31, 2016 and 2015, three of the trust preferred securities with a cost basis of $3.7 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured at Fair Values on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the year ended December 31, 2016. Changes in Level 3 assets are solely the result of changes in estimated fair values of securities that have been classified as level 3 during all of 2016 and 2015. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$222	$222	$-	$-
U.S. government sponsored entities	16,274	-	16,274	-
Collateralized mortgage obligations and residential mortgage-backed securities	117,975	-	117,975	-
Municipal securities	96,745	-	96,745	-
Collateralized debt obligations	2,409	-	-	2,409
Total securities available-for-sale	$233,625	$222	$230,994	$2,409

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$525	$525	$-	$-
U.S. government sponsored entities	17,431	-	17,431	-
Collateralized mortgage obligations and residential mortgage-backed securities	119,173	-	119,173	-
Municipal securities	93,487	-	93,487	-
Collateralized debt obligations	2,734	-	-	2,734
Total securities available-for-sale	$233,350	$525	$230,091	$2,734

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, is presented below:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2015	$2,432
Principal payments	(44)
Total unrealized gains, included in other comprehensive income	346
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2015	$2,734

Beginning balance, January 1, 2016	$2,734
Principal payments	(107)
Total unrealized losses, included in other comprehensive income	(218)
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2016	$2,409

Assets and Liabilities Measured at Fair Values on a Non-Recurring Basis

Assets and liabilities measured at fair values on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,282	$-	$-	$2,282
Foreclosed real estate	2,665	-	-	2,665

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,048	$-	$-	$7,048
Foreclosed real estate	1,590	-	-	1,590

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on the present value of future cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. The recorded investment of impaired loans was approximately $3.5 million and the related specific reserves totaled approximately $1.2 million, resulting in a fair value of impaired loans totaling approximately $2.3 million, at December 31, 2016. The recorded investment of impaired loans was approximately $7.4 million and the related specific reserves totaled approximately $356 thousand, resulting in a fair value of impaired loans totaling approximately $7.0 million, at December 31, 2015. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	December 31, 2016		Estimated Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$45,109	$45,109	$45,109	$-	$-
Securities available-for-sale	233,625	233,625	222	230,994	2,409
Loans held-for-sale	2,193	2,242	2,242	-	-
Loans receivable, net	575,952	568,855	-	-	568,855
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,086	3,086	-	3,086	-

Financial liabilities:
Non-interest bearing deposits	111,800	111,800	111,800	-	-
Interest bearing deposits	667,971	667,227	482,307	184,920	-
Repurchase agreements	13,998	13,995	11,439	2,556	-
Borrowed funds	25,828	25,840	700	25,140	-
Accrued interest payable	41	41	-	41	-

	December 31, 2015		Estimated Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$11,533	$11,533	$11,533	$-	$-
Securities available-for-sale	233,350	233,350	525	230,091	2,734
Loans held-for-sale	2,435	2,504	2,504	-	-
Loans receivable, net	564,945	561,122	-	-	561,122
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,000	3,000	-	3,000	-

Financial liabilities:
Non-interest bearing deposits	100,031	100,031	100,031	-	-
Interest bearing deposits	614,844	614,226	420,354	193,872	-
Repurchase agreements	18,508	18,476	13,628	4,848	-
Borrowed funds	39,493	39,504	393	39,111	-
Accrued interest payable	45	45	-	45	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2016 and 2015:

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

Note 17 – Parent Company Only Statements

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Balance Sheets
	December 31,
	2016	2015
Assets
Cash on deposit with Peoples Bank	$57	$741
Investment in Peoples Bank	82,875	80,551
Investment in NWIN Risk Management, Inc.	775	-
Dividends receivable from Peoples Bank	800	770
Other assets	775	150
Total assets	$85,282	$82,212

Liabilities and stockholders’ equity
Dividends payable	$800	$770
Other liabilities	374	533
Total liabilities	1,174	1,303

Common stock	361	361
Additional paid in capital	4,300	4,158
Accumulated other comprehensive income	(1,506)	1,406
Retained earnings	80,953	74,984
Total stockholders’ equity	84,108	80,909
Total liabilities and stockholders’ equity	$85,282	$82,212

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Income
	Year Ended December 31,
	2016	2015

Dividends from Peoples Bank	$3,520	$3,021
Operating expenses	194	151
Income before income taxes and equity in undistributed income of Peoples Bank	3,326	2,870
Income tax benefit	(54)	(29)
Income before equity in undistributed income of Peoples Bank	3,380	2,899
Equity in undistributed
Income of Peoples Bank	5,237	4,953
Income of NWIN Risk Management, Inc.	525	-
Net income	$9,142	$7,852

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Cash Flows
	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$9,142	$7,852
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of:
Peoples Bank	(5,237)	(4,953)
NWIN Risk Management, Inc.	(525)	-
Stock based compensation expense	142	96
Change in other assets	(654)	104
Change in other liabilities	(159)	461
Total adjustments	(6,433)	(4,292)
Net cash - operating activities	2,709	3,560

Cash flows from investing activities:
Investment in NWIN Risk Management, Inc.	(250)	-
Net cash - investing activities	(250)	-

Cash flows from financing activities:
Dividends paid	(3,143)	(2,962)
Net cash - financing activities	(3,143)	(2,962)
Net change in cash	(684)	598
Cash at beginning of year	741	143
Cash at end of year	$57	$741

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Bancorp conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer determined that the disclosure controls and procedures were effective to ensure that material information required to be disclosed by the Bancorp in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

With the participation of the Bancorp’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Bancorp’s system of internal control over financial reporting was effective as of December 31, 2016.

(c)	Evaluation of Changes in Internal Control Over Financial Reporting.

There were no changes in the Bancorp’s internal control over financial reporting in the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting.

Item 9B. Other Information

There are no items reportable under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2016 with respect to the Bancorp’s existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	500	$28.50	225,755
Equity compensation plans not approved by security holders	-	-	-
Total	500	$28.50	225,755

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2016” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements:

The consolidated financial statements of the Bancorp are included in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules: Not Applicable.

(3)	Exhibits:

Exhibit
Number	Description
2.1	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

2.3@	Agreement and Plan of Voluntary Supervisory Merger Conversion dated March 20, 2015 by and between Peoples Bank SB and Liberty Savings Bank, FSB (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated March 20, 2015).

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.2	By-Laws of NorthWest Indiana Bancorp. (incorporated herein by reference to Exhibit 3.2 of the Bancorp’s Form 10-K for the year ended December 31, 2014).

10.3 *	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 10-K for the year ended December 31, 2012).

10.5 *	Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 10-K for the year ended December 31, 2012).

10.9 *	Consulting agreement dated January 16, 2013 between Peoples Bank SB and Joel Gorelick (incorporated by reference to Exhibit 10.9 of the Bancorp’s Form 10-K for the year ended December 31, 2013).

10.10 *	NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated April 24, 2015).

10.11 *	Form of Nonqualified Stock Option Agreement under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated April 24, 2015).

10.12 *	Form of Incentive Stock Option Agreement under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 8-K dated April 24, 2015).

10.13 *	Form of Agreement for Restricted Stock under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Bancorp’s Form 8-K dated April 24, 2015).

13	2016 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

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

NORTHWEST INDIANA BANCORP

By	/s/Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and
Chief Executive Officer

Date: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 27, 2017:

Signature	Title

Principal Executive Officer:

/s/Benjamin J. Bochnowski	President and
Benjamin J. Bochnowski	Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

/s/Robert T. Lowry	Executive Vice President,
Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/David A. Bochnowski	Executive Chairman of the Board
David A. Bochnowski

/s/Edward J. Furticella	Director
Edward J. Furticella

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

/s/Danette Garza	Director
Danette Garza

/s/Robert E. Johnson III	Director
Robert E. Johnson III

EXHIBIT INDEX

Exhibit Description

13	2016 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Page 87 of 88