Form 10-Q
period 2017-03-31
NORTHWEST INDIANA BANCORP
filed 2017-05-01
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from___ to ______

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

(Do not check if a smaller reporting company) Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 2,864,732 shares of the registrant’s Common Stock, without par value, outstanding at April 28, 2017.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, March 31, 2017 and December 31, 2016	3

	Consolidated Statements of Income, Three Months Ended March 31, 2017 and 2016	4

	Consolidated Statements of Comprehensive Income, Three Months Ended March 31, 2017 and 2016	5

	Consolidated Statements of Changes in Stockholders' Equity, Three Months Ended March 31, 2017 and 2016	5

	Consolidated Statements of Cash Flows, Three Months Ended March 31, 2017 and 2016	6

	Notes to Consolidated Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. Other Information		30

SIGNATURES		31

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer		32
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer		33
32.1 Section 1350 Certifications		34
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	March 31,
(Dollars in thousands)	2017	December 31,
	(unaudited)	2016
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$9,541	$15,338
Interest bearing deposits in other financial institutions	5,145	29,556
Federal funds sold	1,098	215

Total cash and cash equivalents	15,784	45,109

Securities available-for-sale	237,279	233,625
Loans held-for-sale	841	2,193
Loans receivable	596,100	583,650
Less: allowance for loan losses	(6,834)	(7,698)
Net loans receivable	589,266	575,952
Federal Home Loan Bank stock	3,000	3,000
Accrued interest receivable	2,895	3,086
Premises and equipment	19,666	19,287
Foreclosed real estate	2,621	2,665
Cash value of bank owned life insurance	19,010	18,895
Goodwill	2,792	2,792
Other assets	6,029	7,022

Total assets	$899,183	$913,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$118,137	$111,800
Interest bearing	652,492	667,971
Total	770,629	779,771
Repurchase agreements	12,096	13,998
Borrowed funds	21,493	25,828
Accrued expenses and other liabilities	8,538	9,921

Total liabilities	812,756	829,518

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: March 31, 2017 - 2,920,770 December 31, 2016 - 2,916,195 shares outstanding: March 31, 2017 - 2,864,732 December 31, 2016 - 2,860,157	361	361
Additional paid-in capital	4,348	4,300
Accumulated other comprehensive loss	(730)	(1,506)
Retained earnings	82,448	80,953

Total stockholders' equity	86,427	84,108

Total liabilities and stockholders' equity	$899,183	$913,626

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2017	2016
Interest income:
Loans receivable
Real estate loans	$5,421	$5,676
Commercial loans	1,013	882
Consumer loans	5	6
Total loan interest	6,439	6,564
Securities	1,617	1,545
Other interest earning assets	22	6

Total interest income	8,078	8,115

Interest expense:
Deposits	459	429
Repurchase agreements	21	24
Borrowed funds	83	127

Total interest expense	563	580

Net interest income	7,515	7,535
Provision for loan losses	234	296

Net interest income after provision for loan losses	7,281	7,239

Noninterest income:
Fees and service charges	740	663
Wealth management operations	410	423
Gain on sale of securities, net	293	253
Gain on sale of loans held-for-sale, net	200	250
Increase in cash value of bank owned life insurance	115	116
Gain on sale of foreclosed real estate, net	-	32
Other	27	1

Total noninterest income	1,785	1,738

Noninterest expense:
Compensation and benefits	3,613	3,562
Occupancy and equipment	882	904
Data processing	368	325
Marketing	135	114
Federal deposit insurance premiums	77	137
Other	1,225	1,063

Total noninterest expense	6,300	6,105

Income before income tax expenses	2,766	2,872
Income tax expenses	468	628

Net income	$2,298	$2,244

Earnings per common share:
Basic	$0.80	$0.79
Diluted	$0.80	$0.79

Dividends declared per common share	$0.28	$0.27

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2017	2016

Net income	$2,298	$2,244

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains arising during the period	1,468	2,359
Less: reclassification adjustment for gains included in net income	(293)	(253)
Net securities gain during the period	1,175	2,106
Tax effect	(399)	(715)
Net of tax amount	776	1,391

Net change in unrealized gain on postretirement benefit:
Amortization of net actuarial gain	-	(1)
Net loss during the period	-	(1)
Net of tax amount	-	(1)
Other comprehensive income, net of tax	776	1,390

Comprehensive income, net of tax	$3,074	$3,634

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2017	2016

Balance at beginning of period	$84,108	$80,909

Comprehensive income:
Net income	2,298	2,244
Net unrealized gains on securities available-for-sale, net of reclassifications and tax effects	776	1,391
Amortization of unrecognized gain on postretirement benefit	-	(1)
Comprehensive income, net of tax	3,074	3,634

Stock based compensation expense	47	30
Cash dividends	(802)	(771)

Balance at end of period	$86,427	$83,802

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,298	$2,244
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(6,332)	(8,995)
Sale of loans originated for sale	7,876	10,173
Depreciation and amortization, net of accretion	620	598
Amortization of mortgage servicing rights	13	15
Stock based compensation expense	47	30
Gain on sale of securities, net	(293)	(253)
Gain on sale of loans held-for-sale, net	(200)	(250)
Gain on sale of foreclosed real estate, net	-	(32)
Provision for loan losses	234	296
Net change in:
Interest receivable	191	147
Other assets	587	(299)
Accrued expenses and other liabilities	(1,383)	3,000
Total adjustments	1,360	4,430
Net cash - operating activities	3,658	6,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	6,700	13,370
Proceeds from sales of securities available-for-sale	17,964	8,247
Purchase of securities available-for-sale	(27,117)	(26,047)
Net change in loans receivable	(13,504)	641
Purchase of premises and equipment, net	(732)	(387)
Proceeds from sale of foreclosed real estate, net	-	209
Change in cash value of bank owned life insurance	(115)	(116)
Net cash - investing activities	(16,804)	(4,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(9,142)	3,821
Proceeds from FHLB advances	-	1,000
Repayment of FHLB advances	(4,000)	(15,000)
Change in other borrowed funds	(2,237)	6,751
Dividends paid	(800)	(771)
Net cash - financing activities	(16,179)	(4,199)
Net change in cash and cash equivalents	(29,325)	(1,608)
Cash and cash equivalents at beginning of period	45,109	11,533
Cash and cash equivalents at end of period	$15,784	$9,925

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$567	$581
Income taxes	-	235
Noncash activities:
Transfers from loans to foreclosed real estate	$-	$10

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2017 and December 31, 2016, and the consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2017 and 2016. The income reported for the three month period ended March 31, 2017 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2017
Money market fund	$353	$-	$-	$353
U.S. government sponsored entities	13,995	-	(272)	13,723
Collateralized mortgage obligations and residential mortgage-backed securities	125,005	411	(1,252)	124,164
Municipal securities	94,094	2,349	(379)	96,064
Collateralized debt obligations	4,935	-	(1,960)	2,975
Total securities available-for-sale	$238,382	$2,760	$(3,863)	$237,279

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2016
Money market fund	$222	$-	$-	$222
U.S. government sponsored entities	16,643	-	(369)	16,274
Collateralized mortgage obligations and residential mortgage-backed securities	118,807	441	(1,273)	117,975
Municipal securities	95,242	2,146	(643)	96,745
Collateralized debt obligations	4,989	-	(2,580)	2,409
Total securities available-for-sale	$235,903	$2,587	$(4,865)	$233,625

The estimated fair value of available-for-sale debt securities at March 31, 2017, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
March 31, 2017	Value	Yield (%)
Due in one year or less	$545	7.13
Due from one to five years	11,756	3.19
Due from five to ten years	31,164	4.72
Due over ten years	69,650	4.40
Collateralized mortgage obligations and residential mortgage-backed securities	124,164	2.58
Total	$237,279	3.43

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	March 31,	March 31,
	2017	2016

Proceeds	$17,964	$8,247
Gross gains	334	253
Gross losses	(41)	-

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2016	$(1,506)
Current period change	776
Ending balance, March 31, 2017	$(730)

Securities with carrying values of approximately $27.1 million and $32.4 million were pledged as of March 31, 2017 and December 31, 2016, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at March 31, 2017 and December 31, 2016 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
U.S. government sponsored entities	$13,723	$(272)	$-	$-	$13,723	$(272)
Collateralized mortgage obligations and residential mortgage-backed securities	75,029	(1,160)	2,203	(92)	77,232	(1,252)
Municipal securities	15,711	(379)	-	-	15,711	(379)
Collateralized debt obligations	-	-	2,975	(1,960)	2,975	(1,960)
Total temporarily impaired	$104,463	$(1,811)	$5,178	$(2,052)	$109,641	$(3,863)
Number of securities		84		6		90

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 30, 2016
U.S. government sponsored entities	$16,274	$(369)	$-	$-	$16,274	$(369)
Collateralized mortgage obligations and residential mortgage-backed securities	75,931	(1,183)	2,287	(90)	78,218	(1,273)
Municipal securities	20,775	(643)	-	-	20,775	(643)
Collateralized debt obligations	-	-	2,409	(2,580)	2,409	(2,580)
Total temporarily impaired	$112,980	$(2,195)	$4,696	$(2,670)	$117,676	$(4,865)
Number of securities		97		6		103

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

Note 4 - Loans Receivable

Loans receivable are summarized below:

	(Dollars in thousands)
	March 31, 2017	December 31, 2016
Loans secured by real estate:
Residential real estate, including home equity	$209,505	$205,979
Commercial real estate, construction & land development, and other dwellings	274,541	270,092
Commercial participations purchased	409	369
Total loans secured by real estate	484,455	476,440
Consumer	479	522
Commercial business	80,250	77,513
Government	31,771	29,529
Subtotal	596,955	584,004
Less:
Net deferred loan origination fees	(162)	(162)
Undisbursed loan funds	(693)	(192)
Loans receivable	$596,100	$583,650

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business	Government	Total

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2017:

Allowance for loan losses:
Beginning Balance	$2,410	$34	$4,302	$-	$896	$56	$7,698
Charge-offs	(858)	(5)	-	-	(245)	-	(1,108)
Recoveries	-	2	-	-	8	-	10
Provisions	49	(3)	50	-	136	2	234
Ending Balance	$1,601	$28	$4,352	$-	$795	$58	$6,834

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2016:

Allowance for loan losses:
Beginning Balance	$1,711	$38	$4,422	$14	$698	$70	$6,953
Charge-offs	(49)	(4)	-	-	-	-	(53)
Recoveries	1	3	-	-	8	-	12
Provisions	68	7	179	(1)	41	2	296
Ending Balance	$1,731	$44	$4,601	$13	$747	$72	$7,208

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business	Government	Total

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at March 31, 2017:

Ending balance: individually evaluated for impairment	$-	$-	$115	$-	$81	$-	$196

Ending balance: collectively evaluated for impairment	$1,601	$28	$4,237	$-	$714	$58	$6,638

LOAN RECEIVABLES
Ending balance	$209,361	$481	$274,541	$409	$79,537	$31,771	$596,100

Ending balance: individually evaluated for impairment	$544	$-	$615	$80	$384	$-	$1,623

Ending balance: purchased credit impaired individually evaluated for impairment	$847	$-	$-	$-	$-	$-	$847

Ending balance: collectively evaluated for impairment	$207,970	$481	$273,926	$329	$79,153	$31,771	$593,630

(Dollars in thousands)	Residential Real Estate, Including Home Equity	Consumer	Commercial Real Estate, Construction & Land Development, and Other Dwellings	Commercial Participations Purchased	Commercial Business	Government	Total

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2016:

Ending balance: individually evaluated for impairment	$879	$-	$3	$-	$354	$-	$1,236

Ending balance: collectively evaluated for impairment	$1,531	$34	$4,299	$-	$542	$56	$6,462

LOAN RECEIVABLES
Ending balance	$205,837	$524	$270,092	$369	$77,299	$29,529	$583,650

Ending balance: individually evaluated for impairment	$1,419	$-	$374	$82	$687	$-	$2,562

Ending balance: purchased credit impaired individually evaluated for impairment	$956	$-	$-	$-	$-	$-	$956

Ending balance: collectively evaluated for impairment	$203,462	$524	$269,718	$287	$76,612	$29,529	$580,132

The Bancorp's credit quality indicators are summarized below at March 31, 2017 and December 31, 2016:

	(Dollars in thousands)
	Corporate Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	Commercial Real Estate, Construction & Land Development, and Other Dwellings		Commercial Participations Purchased		Commercial Business		Government
Loan Grades	2017	2016	2017	2016	2017	2016	2017	2016
2 Moderate risk	$242	$248	$-	$-	$6,923	$6,315	$-	$-
3 Above average acceptable risk	2,838	3,147	-	-	20,189	15,043	912	955
4 Acceptable risk	120,706	121,583	182	188	20,341	24,754	27,759	25,474
5 Marginally acceptable risk	102,827	100,615	131	83	18,470	18,787	3,100	3,100
6 Pass/monitor	41,582	38,326	16	16	11,714	10,653	-	-
7 Special mention (watch)	5,731	5,799	-	-	1,008	533	-	-
8 Substandard	615	374	80	82	892	1,214	-	-
Total	$274,541	$270,092	$409	$369	$79,537	$77,299	$31,771	$29,529

	(Dollars in thousands)
	Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Residential Real Estate, Including Home Equity		Consumer
	2017	2016	2017	2016
Performing	$204,936	$200,816	$481	$524
Non-performing	4,425	5,021	-	-
Total	$209,361	$205,837	$481	$524

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

During the first quarter of 2017, no loans were modified as a troubled debt restructuring. No troubled debt restructurings have subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

	As of March 31, 2017			For the three months ended March 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$1,391	$4,233	$-	$1,350	$11
Commercial real estate, construction & land development, and other dwellings	475	475	-	416	-
Commercial participations purchased	80	80	-	81	1
Commercial business	206	206	-	209	1
With an allowance recorded:
Residential real estate, including home equity	-	-	-	533	-
Commercial real estate, construction & land development, and other dwellings	140	140	115	79	-
Commercial participations purchased	-	-	-	-	-
Commercial business	178	178	81	327	-
Total:
Residential real estate, including home equity	$1,391	$4,233	$-	$1,883	$11
Commercial real estate, construction & land development, and other dwellings	$615	$615	$115	$495	$-
Commercial participations purchased	$80	$80	$-	$81	$1
Commercial business	$384	$384	$81	$536	$1

	As of December 31, 2016			For the three months ended March 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate, including home equity	$1,309	$3,293	$-	$2,610	$48
Commercial real estate, construction & land development, and other dwellings	356	356	-	2,604	-
Commercial participations purchased	82	82	-	-	-
Commercial business	212	212	-	83	1
With an allowance recorded:
Residential real estate, including home equity	1,066	1,066	879	174	-
Commercial real estate, construction & land development, and other dwellings	18	18	3	120	-
Commercial participations purchased	-	-	-	92	1
Commercial business	475	475	354	125	-
Total:
Residential real estate, including home equity	$2,375	$4,359	$879	$2,784	$48
Commercial real estate, construction & land development, and other dwellings	$374	$374	$3	$2,724	$-
Commercial participations purchased	$82	$82	$-	$92	$1
Commercial business	$687	$687	$354	$208	$1

As part of the previously disclosed acquisitions of First Federal Savings and Loan Association of Hammond (“First Federal”), which closed during the second quarter of 2014, and Liberty Savings Bank (“Liberty”), which closed during the third quarter of 2015, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At March 31, 2017, total purchased credit impaired loans with unpaid principal balances totaled $2.8 million with a recorded investment of $847 thousand, compared to December 31, 2016, which unpaid principal balances totaled $2.9 million with a recorded investment of $956 thousand. First Federal purchased credit impaired loans with unpaid principal balances totaled $1.1 million with a recorded investment of $415 thousand, compared to December 31, 2016, which unpaid principal balances totaled $1.2 million with a recorded investment of $507 thousand. Liberty purchased credit impaired loans with unpaid principal balances totaled $1.7 million with a recorded investment of $432 thousand compared to December 31, 2016, which unpaid principal balances totaled $1.7 million with a recorded investment of $449 thousand.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
March 31, 2017
Residential real estate, including home equity	$3,647	$1,213	$3,142	$8,002	$201,359	$209,361	$391
Consumer	-	-	-	-	481	481	-
Commercial real estate, construction & land development, and other dwellings	111	480	692	1,283	273,258	274,541	94
Commercial participations purchased	-	-	80	80	329	409	-
Commercial business	241	52	169	462	79,075	79,537	-
Government	-	-	-	-	31,771	31,771	-
Total	$3,999	$1,745	$4,083	$9,827	$586,273	$596,100	$485

December 31, 2016
Residential real estate, including home equity	$3,974	$1,775	$4,024	$9,773	$196,064	$205,837	$500
Consumer	-	-	-	-	524	524	-
Commercial real estate, construction & land development, and other dwellings	396	189	374	959	269,133	270,092	-
Commercial participations purchased	-	-	82	82	287	369	-
Commercial business	171	217	466	854	76,445	77,299	-
Government	-	-	-	-	29,529	29,529	-
Total	$4,541	$2,181	$4,946	$11,668	$571,982	$583,650	$500

The Bancorp's loans on nonaccrual status are summarized below:

	(Dollars in thousands)
	March 31, 2017	December 31, 2016
Residential real estate, including home equity	$4,035	$4,521
Consumer	-	-
Commercial real estate, construction & land development, and other dwellings	615	374
Commercial participations purchased	80	82
Commercial business	326	628
Government	-	-
Total	$5,056	$5,605

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2017	2016
Residential real estate, including home equity	$1,783	$1,810
Commercial real estate, construction & land development and other dwellings	838	855
Commercial business	-	-
Total	$2,621	$2,665

Note 6 - Goodwill, Other Intangible Assets, and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $2.8 million with the acquisitions of First Federal and Liberty. Goodwill of $2.0 million was established with the acquisition of First Federal and goodwill of $804 thousand was established with the acquisition of Liberty. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. During the second quarter of 2016, original estimates related to Liberty goodwill components were adjusted. Estimates of fair values related to a pool of purchased loans were determined to be lower than originally estimated, which led to the addition of $178 thousand to goodwill. Fixed asset valuations were also determined to be higher than originally estimated, which led to a reduction of $109 thousand to goodwill. Also, the valuation of the accrued withdrawal liability for the defined benefit plan was determined to be higher than originally estimated leading to the addition of $162 thousand to goodwill. Goodwill totaled $2.8 million at March 31, 2017 compared to $2.8 million at December 31, 2016.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. Approximately $3 thousand of amortization was taken during the three months ended March 31, 2017 and March 31, 2016. It is estimated that an additional $9 thousand of additional amortization will occur during 2017 and the remaining amount of $48 thousand will be amortized through to the first quarter of 2022. A core deposit intangible of $471 thousand for the acquisition of Liberty was established and is being amortized over 8.2 years on a straight line basis. Approximately $14 thousand of amortization was taken during the three months ended March 31, 2017 compared to $14 thousand during the three months ended March 31, 2016. It is estimated that $43 thousand of additional amortization will occur during 2017 and the remaining amount of $327 thousand will be amortized through to the third quarter of 2023.

For the First Federal acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $37 thousand of accretion was taken into income for the three months ended March 31, 2017, compared to $47 thousand for the three months ended March 31, 2016. It is estimated that $129 thousand of additional accretion will occur in 2017, and accretion of $143 thousand will occur during 2018. Similarly, for the Liberty acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.2 million that is being accreted over 44 months on a straight line basis. Approximately $81 thousand of accretion was taken into income for the three months ended March 31, 2017, compared to $76 thousand for the three months ended March 31, 2016. It is estimated that $209 thousand of additional accretion will occur in 2017, accretion of $279 thousand will occur in 2018, and accretion of $46 thousand will occur during 2019.

For the Liberty acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $124 thousand that was amortized over 17 months on a straight line basis. No amortization expense was taken during the three months ended March 31, 2017, compared to $22 thousand of amortization taken as expense during the three months ended March 31, 2016. No additional amortization expense will occur during 2017.

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

Note 8 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2017	2016
Basic earnings per common share:
Net income as reported	$2,298	$2,244
Weighted average common shares outstanding	2,863,156	2,854,872
Basic earnings per common share	$0.80	$0.79
Diluted earnings per common share:
Net income as reported	$2,298	$2,244
Weighted average common shares outstanding	2,863,156	2,854,872
Add: Dilutive effect of assumed stock option exercises	139	750
Weighted average common and dilutive potential common shares outstanding	2,863,295	2,855,622
Diluted earnings per common share	$0.80	$0.79

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended March 31, 2017, stock based compensation expense of $47 thousand was recorded, compared to $30 thousand for the three months ended March 31, 2016. It is anticipated that current outstanding unvested options and awards will result in additional compensation expense of approximately $156 thousand in 2017 and $150 thousand in 2018.

There were no incentive stock options granted during the first three months of 2017 or 2016. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards.

A summary of incentive option activity under the Bancorp’s stock option and incentive plans described above for the three months ended March 31, 2017 follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Incentive options	Shares	Price	Term	Value
Outstanding at January 1, 2017	500	$28.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	$-
Outstanding at March 31, 2017	500	$28.50	0.9	-
Exercisable at March 31, 2017	500	$28.50	0.9	-

There were 4,575 shares of restricted stock granted during the first three months of 2017 compared to 5,240 shares granted during the first three months of 2016. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option and incentive plans described above for the three months ended March 31, 2017 follows:

		Weighted-
		Average
		Grant Date
Restricted stock	Shares	Fair Value
Nonvested at January 1, 2017	28,465	$26.67
Granted	4,575	39.00
Vested	1,625	25.81
Forfeited	-	-
Nonvested at March 31, 2017	31,415	$28.51

Note 10 - Adoption of New Accounting Standards

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, and bank call reports filed with the FDIC and the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. Based on current market conditions and a review of the trustee reports, management performed an analysis of the four pooled trust preferred securities and no additional impairment was taken at March 31, 2017. A specialist will be used to review all four pooled trust preferred securities again at June 30, 2017.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2016	$271
Additions not previously recognized	-
Ending balance, March 31, 2017	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities impairment evaluation as of December 31, 2016:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Lowest credit rating assigned	CC	CC	BB	CCC
Number of performing banks	60	33	61	51
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	17	7	2	4
Number of issuers in deferral	3	2	3	1
Defaults & deferrals as a % of performing collateral	29.67%	20.06%	4.38%	8.11%
Subordination:
As a % of performing collateral	21.67%	8.35%	52.45%	35.58%
As a % of performing collateral - adjusted for projected future defaults	16.93%	1.24%	49.09%	31.69%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	1.90%	2.40%	2.20%	1.90%
Year 2 - issuer average	1.90%	2.40%	2.20%	1.90%
Year 3 - issuer average	1.90%	2.40%	2.20%	1.90%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2)- Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the preceding table, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At March 31, 2017, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At March 31, 2017, three of the trust preferred securities with a cost basis of $3.6 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2017. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$353	$353	$-	$-
U.S. government sponsored entities	13,723	-	13,723	-
Collateralized mortgage obligations and residential mortgage-backed securities	124,164	-	124,164	-
Municipal securities	96,064	-	96,064	-
Collateralized debt obligations	2,975	-	-	2,975
Total securities available-for-sale	$237,279	$353	$233,951	$2,975

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$222	$222	$-	$-
U.S. government sponsored entities	16,274	-	16,274	-
Collateralized mortgage obligations and residential mortgage-backed securities	117,975	-	117,975	-
Municipal securities	96,745	-	96,745	-
Collateralized debt obligations	2,409	-	-	2,409
Total securities available-for-sale	$233,625	$222	$230,994	$2,409

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2016	$2,734
Principal payments	(107)
Total unrealized losses, included in other comprehensive income	(218)
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2016	$2,409

Beginning balance, January 1, 2017	$2,409
Principal payments	(54)
Total unrealized gains, included in other comprehensive income	620
Transfers in and/or (out) of Level 3	-
Ending balance, March 31, 2017	$2,975

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,274	$-	$-	$2,274
Foreclosed real estate	2,621	-	-	2,621

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,282	$-	$-	$2,282
Foreclosed real estate	2,665	-	-	2,665

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $2.5 million and the related specific reserves totaled approximately $196 thousand, resulting in a fair value of impaired loans totaling approximately $2.3 million, at March 31, 2017. The recorded investment of impaired loans was approximately $3.5 million and the related specific reserves totaled approximately $1.2 million, resulting in a fair value of impaired loans totaling approximately $2.3 million, at December 31, 2016. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	March 31, 2017		Estimated Fair Value Measurements at March 31, 2017 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$15,784	$15,784	$15,784	$-	$-
Securities available-for-sale	237,279	237,279	353	233,951	2,975
Loans held-for-sale	841	850	850	-	-
Loans receivable, net	589,266	581,591	-	-	581,591
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	2,895	2,895	-	2,895	-

Financial liabilities:
Non-interest bearing deposits	118,137	118,137	118,137	-	-
Interest bearing deposits	652,492	651,603	469,867	181,736	-
Repurchase agreements	12,096	12,092	10,340	1,752	-
Borrowed funds	21,493	21,518	393	21,125	-
Accrued interest payable	37	37	-	37	-

	December 31, 2016		Estimated Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$45,109	$45,109	$45,109	$-	$-
Securities available-for-sale	233,625	233,625	222	230,994	2,409
Loans held-for-sale	2,193	2,242	2,242	-	-
Loans receivable, net	575,952	568,855	-	-	568,855
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,086	3,086	-	3,086	-

Financial liabilities:
Non-interest bearing deposits	111,800	111,800	111,800	-	-
Interest bearing deposits	667,971	667,227	482,307	184,920	-
Repurchase agreements	13,998	13,995	11,439	2,556	-
Borrowed funds	25,828	25,840	700	25,140	-
Accrued interest payable	41	41	-	41	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended March 31, 2017 and December 31, 2016:

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

At March 31, 2017, the Bancorp had total assets of $899.2 million, total loans of $596.1 million and total deposits of $770.6 million. Stockholders' equity totaled $86.4 million or 9.61% of total assets, with a book value per share of $30.17. Net income for the quarter ended March 31, 2017, was $2.3 million, or $0.80 earnings per common share for both basic and diluted calculations. For the quarter ended March 31, 2017, the return on average assets (ROA) was 1.02%, while the return on average stockholders’ equity (ROE) was 10.74%.

Financial Condition

During the three months ended March 31, 2017, total assets decreased by $14.4 million (1.6%), with interest-earning assets decreasing by $8.8 million (1.0%). At March 31, 2017, interest-earning assets totaled $843.5 million compared to $852.2 million at December 31, 2016. Earning assets represented 93.8% of total assets at March 31, 2017 and 93.3% of total assets at December 31, 2016. The decrease in total assets and interest earning assets for the three months was the result of holding less interest bearing balances that are short-term in nature.

Net loans receivable totaled $589.3 million at March 31, 2017, compared to $576.0 million at December 31, 2016. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	March 31,
	2017		December 31,
	(unaudited)		2016
(Dollars in thousands)	Balance	% Loans	Balance	% Loans

Construction & land development	$38,586	6.5%	$38,937	6.7%
1-4 first liens	173,113	29.0%	170,018	29.1%
Multifamily	36,459	6.1%	36,086	6.2%
Commercial real estate	199,905	33.5%	195,438	33.5%
Commercial business	79,537	13.3%	77,299	13.2%
1-4 Junior Liens	759	0.1%	838	0.1%
HELOC	32,287	5.4%	31,737	5.4%
Lot loans	3,202	0.5%	3,244	0.6%
Consumer	481	0.1%	524	0.1%
Government	31,771	5.5%	29,529	5.1%
Loans receivable	$596,100	100.0%	$583,650	100.0%

Adjustable rate loans / loans receivable	$337,688	56.6%	$332,650	57.0%

	March 31,
	2017	December 31,
	(unaudited)	2016

Loans receivable to total assets	66.3%	63.9%
Loans receivable to earning assets	70.7%	68.5%
Loans receivable to total deposits	77.4%	74.8%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the three months ended March 31, 2017, the Bancorp originated $7.7 million in new fixed rate mortgage loans for sale, compared to $9.5 million during the three months ended March 31, 2016. Net gains realized from the mortgage loan sales totaled $200 thousand for the three months ended March 31, 2017, compared to $250 thousand for the three months ended March 31, 2016. At March 31, 2017, the Bancorp had $841 thousand in loans that were classified as held for sale, compared to $2.2 million at December 31, 2016.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $5.5 million at March 31, 2017, compared to $6.1 million at December 31, 2016, a decrease of $564 thousand or 9.2%. The decrease in non-performing loans for the first three months of 2017 is primarily due to a partial charge-off totaling $829 thousand for twenty-six Investor Owned Residential Real Estate loans. The ratio of non-performing loans to total loans was 0.93% at March 31, 2017, compared to 1.05% at December 31, 2016. The ratio of non-performing loans to total assets was 0.62% at March 31, 2017, compared to 0.67% at December 31, 2016. At March 31, 2017, all non-performing loans are also accounted for on a non-accrual basis, except for five loans totaling $485 thousand that remained accruing and more than 90 days past due.

Loans internally classified as substandard totaled $5.7 million at March 31, 2017, compared to $6.1 million at December 31, 2016 a decrease of $373 thousand or 6.1%. The decrease in substandard loans is primarily due to a partial charge-off totaling $829 thousand for twenty-six Investor Owned Residential Real Estate loans; which was primarily offset by $621 thousand in one commercial and two residential real estate loans being added to the substandard category. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2017 or December 31, 2016. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $10.6 million at March 31, 2017, compared to $10.6 million at December 31, 2016, remaining stable for the quarter.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At March 31, 2017, impaired loans totaled $2.5 million, compared to $3.5 million at December 31, 2016 a decrease of $1.0 million or 29.8%. The decrease in impaired loans for the first three months of 2017 is primarily due to a partial charge-off totaling $829 thousand for twenty-six Investor Owned Residential Real Estate loans. The March 31, 2017, impaired loan balances consist of 7 commercial real estate and 7 commercial business loans totaling $1.0 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, 79 residential real estate and home equity line of credit loans totaling $1.4 million, which are troubled debt restructurings, purchased credit impaired, or Investor Owned Residential Real Estate have also been classified as impaired. At March 31, 2017 the ALL contained $196 thousand in specific reserves for impaired loans, compared to $1.2 million at December 31, 2016. There were no other loans considered to be impaired loans as of March 31, 2017. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired loans. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Bancorp aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. During the first quarter of 2015, initial estimates of fair values related to a pool of First Federal loans with a single borrower were found to be lower than expected. This change led to the addition of $423 thousand to purchased credit impaired loan balances. During the second quarter of 2016, initial estimates of fair values related to a pool of Liberty loans were found to be lower than expected. This change led to the addition of $178 thousand to non-accretable discount. At March 31, 2017, purchased credit impaired loans with unpaid principal balances totaled $2.8 million with a recorded investment of $847 thousand.

At March 31, 2017, the Bancorp classified three loans totaling $300 thousand as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one non-accruing residential real estate loan in the amount of $243 thousand for which an extension of amortization and reduction in rate was granted and two accruing commercial business loans totaling $58 thousand for which a reduction in principal payments was granted. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At March 31, 2017, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For the three months ended March 31, 2017, $234 thousand in provisions to the ALL were required, compared to $296 thousand for the three months ended March 31, 2016, a decrease of $62 thousand or 21.0%. The ALL provision for the current three month period is primarily a result of overall loan portfolio growth. For the three months ended March 31, 2017, charge-offs, net of recoveries, totaled $1.1 million, compared to charge-offs, net of recoveries of $41 thousand for the three months ended March 31, 2016. The net loan charge-offs for 2017 were comprised of $858 thousand in residential real estate loans, $3 thousand in consumer loans, and $237 thousand in commercial business loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL-to-total loans was 1.15% at March 31, 2017, compared to 1.32% at December 31, 2016. The ALL-to-non-performing loans (coverage ratio) was 123.3% at March 31, 2017, compared to 126.1% at December 31, 2016. The March 31, 2017 balance in the ALL account of $6.8 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At March 31, 2017, foreclosed real estate totaled $2.6 million, which was comprised of twenty-six properties, compared to $2.7 million and twenty-six properties at December 31, 2016. The decrease in foreclosed real estate is the result of the market value adjustments on properties. There were no net gains from the sale of foreclosed real estate for the three months ended March 31, 2017. At the end of March 2017 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $237.3 million at March 31, 2017, compared to $233.6 million at December 31, 2016, an increase of $3.7 million (1.6%). The increase in the securities portfolio is a result of continued investment of excess liquidity in securities. At March 31, 2017, the securities portfolio represented 28.1% of interest-earning assets and 26.4% of total assets compared to 27.4% of interest-earning assets and 25.6% of total assets at December 31, 2016.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,
	2017		December 31,
	(unaudited)		2016
(Dollars in thousands)	Balance	% Securities	Balance	% Securities

Money market fund	$353	0.1%	$222	0.1%
U.S. government sponsored entities	13,723	5.8%	16,274	7.0%
Collateralized mortgage obligations and residential mortgage-backed securities	124,164	52.3%	117,975	50.5%
Municipal securities	96,064	40.5%	96,745	41.4%
Collateralized debt obligations	2,975	1.3%	2,409	1.0%
Total securities available-for-sale	$237,279	100.0%	$233,625	100.0%

	March 31,
	2017	December 31,	YTD
	(unaudited)	2016	Change
(Dollars in thousands)	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$5,145	$29,556	$(24,411)	-82.6%
Fed funds sold	1,098	215	883	410.7%
Federal Home Loan Bank stock	3,000	3,000	-	0.0%

The net decrease in interest bearing balances in other financial institutions is primarily the result of the seasonality of municipality deposit accounts and a decrease in certificates of deposit. The net increase in fed funds sold is primarily the result of timing of liquidity needs. Federal Home Loan Bank stock corresponds to stock ownership requirements based on borrowing needs.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,
	2017	December 31,	YTD
	(unaudited)	2016	Change
(Dollars in thousands)	Balance	Balance	$	%

Checking	$286,309	$288,149	$(1,840)	-0.6%
Savings	133,943	127,626	6,317	4.9%
Money market	167,752	178,332	(10,580)	-5.9%
Certificates of deposit	182,625	185,664	(3,039)	-1.6%
Total deposits	$770,629	$779,771	$(9,142)	-1.2%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	March 31,
	2017	December 31,	YTD
	(unaudited)	2016	Change
(Dollars in thousands)	Balance	Balance	$	%

Repurchase agreements	$12,096	$13,998	$(1,902)	-13.6%
Borrowed funds	21,493	25,828	(4,335)	-16.8%
Total borrowed funds	$33,589	$39,826	$(6,237)	-15.7%

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

During the three months ended March 31, 2017, cash and cash equivalents decreased by $29.3 million compared to a $1.6 million decrease for the three months ended March 31, 2016. The primary sources of cash and cash equivalents were sales of loans originated for sale and proceeds from maturities, pay downs, calls, and sales of available-for-sale securities. The primary uses of cash and cash equivalents were loan originations, the purchase of securities, and decreased deposits. Cash provided by operating activities totaled $3.7 million for the three months ended March 31, 2017, compared to cash provided of $6.7 million for the three month period ended March 31, 2016. The decrease in cash from operating activities was primarily a result of a decrease in clearing accounts that facilitate customer transactions. Cash outflows from investing activities totaled $16.8 million for the current period, compared to cash outflows of $4.1 million for the three months ended March 31, 2016. The increased cash outflows for the current three months were primarily related to the origination of loans receivable and maturities and pay downs of securities. Net cash outflows from financing activities totaled $16.2 million during the current period compared to net cash outflows of $4.2 million for the three months ended March 31, 2016. The increase in net cash outflows from financing activities was primarily a result of decreased deposits and decreases in other borrowed funds. On a cash basis, the Bancorp paid dividends on common stock of $800 thousand for the three months ended March 31, 2017 and $771 thousand for the three months ended March 31, 2016.

At March 31, 2017, outstanding commitments to fund loans totaled $124.8 million. Approximately 49.2% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $7.5 million at March 31, 2017. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2017, stockholders' equity increased by $2.3 million (2.8%). During the three months ended March 31, 2017, stockholders’ equity was primarily increased by net income of $2.3 million and an increase to net unrealized gains on security sales of $776 thousand. Decreasing stockholders’ equity was the declaration of $802 thousand in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the first three months of 2017 or 2016.

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

The following table shows that, at March 31, 2017, and December 31, 2016, the Bancorp’s and Bank’s capital exceeded all applicable regulatory capital requirements. During the three months ended March 31, 2017, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $4.9 million. Three of these investments currently have ratings that are below investment grade. As a result, approximately $18.6 million of risk based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation. The Bancorp’s and the Bank’s regulatory capital ratios were substantially the same at both March 31, 2017 and December 31, 2016. The dollar amounts are in millions.

					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
(Dollars in millions)	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$82.6	12.8%	$28.9	4.5%	$41.7	6.5%
Tier 1 capital to risk-weighted assets	$82.6	12.8%	$38.5	6.0%	$51.4	8.0%
Total capital to risk-weighted assets	$89.4	13.9%	$51.4	8.0%	$64.2	10.0%
Tier 1 capital to adjusted average assets	$82.6	9.2%	$35.8	4.0%	$44.7	5.0%

					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
(Dollars in millions)	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$82.4	13.1%	$28.3	4.5%	$40.9	6.5%
Tier 1 capital to risk-weighted assets	$82.4	13.1%	$37.8	6.0%	$50.4	8.0%
Total capital to risk-weighted assets	$90.1	14.3%	$50.4	8.0%	$63.0	10.0%
Tier 1 capital to adjusted average assets	$82.4	9.2%	$36.0	4.0%	$45.0	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2017, without the need for qualifying for an exemption or prior DFI approval, is $10.2 million plus 2017 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On February 24, 2017 the Board of Directors of the Bancorp declared a first quarter dividend of $0.28 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 7, 2017.

Results of Operations - Comparison of the Quarter Ended March 31, 2017 to the Quarter Ended March 31, 2016

For the quarter ended March 31, 2017, the Bancorp reported net income of $2.3 million, compared to net income of $2.2 million for the quarter ended March 31, 2016, an increase of $54 thousand (2.4%). For the current quarter the ROA was 1.02%, compared to 1.03% for the quarter ended March 31, 2016. The ROE was 10.74% for the quarter ended March 31, 2017, compared to 10.74% for the quarter ended March 31, 2016.

Net interest income for the three months ended March 31, 2017 was $7.52 million, a decrease of $20 thousand (0.3%), compared to $7.54 million for the quarter ended March 31, 2016. The weighted-average yield on interest-earning assets was 3.84% for the three months ended March 31, 2017, compared to 3.98% for the three months ended March 31, 2016. The weighted-average cost of funds for the quarter ended March 31, 2017, was 0.28%, compared to 0.30% for the quarter ended March 31, 2016. The impact of the 3.84% return on interest earning assets and the 0.28% cost of funds resulted in an interest rate spread of 3.56% for the current quarter, compared to 3.68% for the quarter ended March 31, 2016. Compared to the three months ended March 31, 2016, total interest income decreased by $37 thousand (0.5%) while total interest expense decreased by $17 thousand (2.9%). The net interest margin was 3.58% for the three months ended March 31, 2017, compared to 3.69% for the quarter ended March 31, 2016. On a tax equivalent basis, the Bancorp’s net interest margin was 3.82% for the three months ended March 31, 2017, compared to 3.93% for the quarter ended March 31, 2016. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended March 31, 2017, interest income from loans decreased by $125 thousand (1.9%), compared to the three months ended March 31, 2016. The change was due to an increase in average balances. The weighted-average yield on loans outstanding was 4.35% for the current quarter, compared to 4.58% for the three months ended March 31, 2016. Loan balances averaged $591.6 million for the current quarter, an increase of $18.9 million (3.3%) from $572.7 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, interest income on securities and other interest bearing balances increased by $88 thousand (5.7%), compared to the quarter ended March 31, 2016. The change was due to an increase in average balances. The weighted-average yield on securities and other interest bearing balances was 2.63%, for the current quarter, compared to 2.55% for the three months ended March 31, 2016. Securities balances averaged $237.7 million for the current quarter, down $1.1 million (0.5%) from $238.8 million for the three months ended March 31, 2016. Other interest bearing balances averaged $11.4 million for the current period, up $6.8 million (147.8%) from $4.6 million for the three months ended March 31, 2016. The increase in other interest bearing balance averages is a result of the seasonality of municipal deposits.

Interest expense on deposits increased by $30 thousand (7.0%) during the current quarter compared to the three months ended March 31, 2016. The change was due to an increase in average balances outstanding. The weighted-average rate paid on deposits for the three month period ended March 31, 2017 was 0.24% compared to 0.24% for the three months ended March 31, 2016. Total deposit balances averaged $768.0 million for the current quarter, an increase of $52.0 million (7.3%) from $716.0 million for the quarter ended March 31, 2016. Interest expense on borrowed funds decreased by $44 thousand (34.6%) during the current quarter due to a decrease in average balances compared to the three months ended March 31, 2016. The weighted-average cost of borrowed funds was 1.13% for the current quarter, compared to 0.98% for the three months ended March 31, 2016. Borrowed funds averaged $36.7 million during the quarter ended March 31, 2017, a decrease of $24.5 million (40.0%) from $61.2 million for the quarter ended March 31, 2016.

Noninterest income for the quarter ended March 31, 2017 was $1.8 million, an increase of $47 thousand (2.7%) from $1.7 million for the quarter ended March 31, 2016. During the current quarter, fees and service charges totaled $740 thousand, an increase of $77 thousand (11.6%) from $663 thousand for the quarter ended March 31, 2016. The increase in fees and service charges is the result of the Bancorp’s growing depository base. Fees from Wealth Management operations totaled $410 thousand for the quarter ended March 31, 2017, a decrease of $13 thousand (3.1%) from $423 thousand for the quarter ended March 31, 2016. The decrease in Wealth Management income is related to market value changes of assets under management and the timing of one-time fees between the two time periods. Gains from loan sales totaled $200 thousand for the current quarter, a decrease of $50 thousand (20.0%), compared to $250 thousand for the quarter ended March 31, 2016. The decrease in gains from the sale of loans is a result of decreased demand. Gains from the sale of securities totaled $293 thousand for the current quarter, an increase of $40 thousand (15.8%) from $253 thousand for the quarter ended March 31, 2016. Current market conditions continued to provide opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $115 thousand for the current quarter, a decrease of $1 thousand (0.9%) from $116 thousand for the quarter ended March 31, 2016. There were no gains on foreclosed real estate for the quarter ended March 31, 2017, compared to $32 thousand for the quarter ended March 31, 2016. Other noninterest income totaled $27 thousand for the quarter, an increase of $26 thousand (2600.0%) compared to $1 thousand for the quarter ended March 31, 2016.

Noninterest expense for the quarter ended March 31, 2017 was $6.3 million, an increase of $195 thousand (3.2%) from $6.1 million for the three months ended March 31, 2016. During the current quarter, compensation and benefits totaled $3.61 million, an increase of $51 thousand (1.4%) from $3.56 million for the quarter ended March 31, 2016. The increase in compensation and benefits is the result of a continued focus on talent management and retention. Occupancy and equipment expense totaled $882 thousand for the current quarter, a decrease of $22 thousand (2.4%), compared to $904 thousand for the quarter ended March 31, 2016. The decrease in occupancy and equipment expense is the result of lower building operating expenses. Data processing expense totaled $368 thousand for the three months ended March 31, 2017, an increase of $43 thousand (13.2%) from $325 thousand for the three months ended March 31, 2016. Data processing expense has increased as a result of increased system utilization. Federal deposit insurance premiums expense totaled $77 thousand for the current quarter, a decrease of $60 thousand (43.8%), compared to $137 thousand for the quarter ended March 31, 2016. Marketing expense totaled $135 thousand for the current quarter, an increase of $21 thousand (18.4%), compared to $114 thousand for the quarter ended March 31, 2016. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Other expense totaled $1.2 million for the current quarter, an increase of $162 thousand (15.2%), compared to $1.1 million for the quarter ended March 31, 2016. The marginal increase in other operating expenses is related to generally higher from costs related to improving asset quality and increased community support. The Bancorp’s efficiency ratio was 67.8% for the quarter ended March 31, 2017, compared to 65.4% for the three months ended March 31, 2016. The weaker efficiency ratio is primarily the result of higher noninterest expense. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the three months ended March 31, 2017 totaled $468 thousand, compared to income tax expense of $628 thousand for the three months ended March 31, 2016, a decrease of $160 thousand (25.5%). The combined effective federal and state tax rates for the Bancorp was 16.9% for the three months ended March 31, 2017, compared to 21.9% for the three months ended March 31, 2016. The Bancorp’s lower current quarter effective tax rate is a result of increasing investment in low income housing projects, increasing investment in the Banrop’s real estate investment trust, as well as a new self-insurance program through a wholly owned captive insurance company.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2016 remain unchanged.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2017, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There are no matters reportable under this item.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the three months ended March 31, 2017 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2017 – January 31, 2017	-	N/A	-	48,828
February 1, 2017 – February 28, 2017	-	N/A	-	48,828
March 1, 2017 – March 31, 2017	-	N/A	-	48,828
	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: May 1, 2017	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: May 1, 2017	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer