Form 10-Q
period 2017-09-30
NORTHWEST INDIANA BANCORP
filed 2017-10-23
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017 or

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

There were 2,864,007 shares of the registrant’s Common Stock, without par value, outstanding at October 20, 2017.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets, September 30, 2017 and December 31, 2016	1

	Consolidated Statements of Income, Three and Nine Months Ended September 30, 2017 and 2016	2

	Consolidated Statements of Comprehensive Income, Three and Nine Months Ended September 30, 2017 and 2016	3

	Consolidated Statements of Changes in Stockholders' Equity, Three and Nine Months Ended September 30, 2017 and 2016	3

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2017 and 2016	4

	Notes to Consolidated Financial Statements	5-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II. Other Information		32

SIGNATURES		33

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2017	2016
	(unaudited)
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$11,354	$15,338
Interest bearing deposits in other financial institutions	2,306	29,556
Federal funds sold	468	215

Total cash and cash equivalents	14,128	45,109

Securities available-for-sale	243,552	233,625
Loans held-for-sale	2,007	2,193
Loans receivable	607,964	583,650
Less: allowance for loan losses	(7,059)	(7,698)
Net loans receivable	600,905	575,952
Federal Home Loan Bank stock	3,000	3,000
Accrued interest receivable	3,021	3,086
Premises and equipment	19,573	19,287
Foreclosed real estate	1,805	2,665
Cash value of bank owned life insurance	19,244	18,895
Goodwill	2,792	2,792
Other assets	6,320	7,022

Total assets	$916,347	$913,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$118,797	$111,800
Interest bearing	638,763	667,971
Total	757,560	779,771
Repurchase agreements	15,946	13,998
Borrowed funds	41,421	25,828
Accrued expenses and other liabilities	10,293	9,921

Total liabilities	825,220	829,518

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: September 30, 2017 - 2,920,045 December 31, 2016 - 2,916,195 shares outstanding: September 30, 2017 - 2,864,007 December 31, 2016 - 2,860,157	361	361
Additional paid-in capital	4,442	4,300
Accumulated other comprehensive gain/(loss)	760	(1,506)
Retained earnings	85,564	80,953

Total stockholders' equity	91,127	84,108

Total liabilities and stockholders' equity	$916,347	$913,626

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans receivable
Real estate loans	$5,773	$5,676	$16,800	$16,866
Commercial loans	1,050	982	3,116	2,771
Consumer loans	5	6	15	17
Total loan interest	6,828	6,664	19,931	19,654
Securities	1,585	1,498	4,801	4,566
Other interest earning assets	18	7	49	15

Total interest income	8,431	8,169	24,781	24,235

Interest expense:
Deposits	518	445	1,475	1,315
Repurchase agreements	31	25	80	74
Borrowed funds	110	117	281	370

Total interest expense	659	587	1,836	1,759

Net interest income	7,772	7,582	22,945	22,476
Provision for loan losses	165	262	722	846

Net interest income after provision for loan losses	7,607	7,320	22,223	21,630

Noninterest income:
Fees and service charges	843	763	2,404	2,143
Wealth management operations	459	423	1,267	1,280
Gain on sale of loans held-for-sale, net	412	579	883	1,120
Gain on sale of securities, net	213	283	758	700
Increase in cash value of bank owned life insurance	119	118	349	354
Gain on sale of foreclosed real estate, net	2	6	95	80
Other	27	15	64	18

Total noninterest income	2,075	2,187	5,820	5,695

Noninterest expense:
Compensation and benefits	4,094	3,901	10,847	10,534
Occupancy and equipment	845	900	2,542	2,768
Data processing	364	343	1,092	1,005
Federal deposit insurance premiums	84	135	242	403
Marketing	135	108	469	352
Other	1,403	1,161	4,061	3,533

Total noninterest expense	6,925	6,548	19,253	18,595

Income before income tax expenses	2,757	2,959	8,790	8,730
Income tax expenses	509	631	1,715	1,917

Net income	$2,248	$2,328	$7,075	$6,813

Earnings per common share:
Basic	$0.78	$0.81	$2.47	$2.38
Diluted	$0.78	$0.81	$2.47	$2.38

Dividends declared per common share	$0.29	$0.28	$0.87	$0.83

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2017	2016	2017	2016

Net income	$2,248	$2,328	$7,075	$6,813

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains arising during the period	747	(947)	4,193	3,367
Less: reclassification adjustment for gains included in net income	(213)	(283)	(758)	(700)
Net securities gain (loss) during the period	534	(1,230)	3,435	2,667
Tax effect	(183)	416	(1,169)	(907)
Net of tax amount	351	(814)	2,266	1,760

Net change in unrealized gain on postretirement benefit:
Amortization of net actuarial gain	-	(1)	-	(2)
Net loss during the period	-	(1)	-	(2)
Net of tax amount	-	(1)	-	(2)
Other comprehensive income, net of tax	351	(815)	2,266	1,758

Comprehensive income, net of tax	$2,599	$1,513	$9,341	$8,571

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2017	2016	2017	2016

Balance at beginning of period	$89,308	$86,461	$84,108	$80,909

Comprehensive income:
Net income	2,248	2,328	7,075	6,813
Net unrealized gains (losses) on securities available-for-sale, net of reclassifications and tax effects	351	(814)	2,266	1,760
Amortization of unrecognized gain on postretirement benefit	-	(1)	-	(2)
Comprehensive income, net of tax	2,599	1,513	9,341	8,571

Stock based compensation expense	51	38	142	104
Cash dividends	(831)	(800)	(2,464)	(2,372)

Balance at end of period	$91,127	$87,212	$91,127	$87,212

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,075	$6,813
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(31,599)	(42,077)
Sale of loans originated for sale	32,659	41,986
Depreciation and amortization, net of accretion	1,906	1,920
Amortization of mortgage servicing rights	48	36
Stock based compensation expense	142	104
Gain on sale of securities, net	(758)	(700)
Gain on sale of loans held-for-sale, net	(883)	(1,120)
Gain on sale of foreclosed real estate, net	(95)	(80)
Provision for loan losses	722	846
Net change in:
Interest receivable	65	97
Other assets	(538)	(2,242)
Accrued expenses and other liabilities	372	(86)
Total adjustments	2,041	(1,316)
Net cash - operating activities	9,116	5,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	18,887	34,822
Proceeds from sales of securities available-for-sale	48,063	26,977
Purchase of securities available-for-sale	(73,503)	(65,971)
Loan participations purchased	(362)	-
Net change in loans receivable	(25,260)	(23,122)
Purchase of premises and equipment, net	(1,373)	(898)
Proceeds from sale of foreclosed real estate, net	902	641
Change in cash value of bank owned life insurance	(349)	(354)
Net cash - investing activities	(32,995)	(27,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(22,211)	33,485
Proceeds from FHLB advances	7,000	6,000
Repayment of FHLB advances	(8,000)	(15,000)
Change in other borrowed funds	18,541	5,294
Dividends paid	(2,432)	(2,343)
Net cash - financing activities	(7,102)	27,436
Net change in cash and cash equivalents	(30,981)	5,028
Cash and cash equivalents at beginning of period	45,109	11,533
Cash and cash equivalents at end of period	$14,128	$16,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,832	$1,763
Income taxes	1,355	1,308
Noncash activities:
Transfers from loans to foreclosed real estate	$51	$93
Transfers to goodwill	-	231

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2017 and December 31, 2016, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2017 and 2016 and consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016. The income reported for the nine month period ended September 30, 2017 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2017
Money market fund	$1,711	$-	$-	$1,711
U.S. government sponsored entities	3,996	-	(82)	3,914
Collateralized mortgage obligations and residential mortgage-backed securities	141,870	552	(847)	141,575
Municipal securities	89,965	3,207	(84)	93,088
Collateralized debt obligations	4,853	-	(1,589)	3,264
Total securities available-for-sale	$242,395	$3,759	$(2,602)	$243,552

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2016
Money market fund	$222	$-	$-	$222
U.S. government sponsored entities	16,643	-	(369)	16,274
Collateralized mortgage obligations and residential mortgage-backed securities	118,807	441	(1,273)	117,975
Municipal securities	95,242	2,146	(643)	96,745
Collateralized debt obligations	4,989	-	(2,580)	2,409
Total securities available-for-sale	$235,903	$2,587	$(4,865)	$233,625

The estimated fair value of available-for-sale debt securities at September 30, 2017, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
September 30, 2017	Value	Yield (%)
Due in one year or less	$1,994	7.46
Due from one to five years	5,414	4.82
Due from five to ten years	29,754	5.25
Due over ten years	64,815	4.75
Collateralized mortgage obligations and residential mortgage-backed securities	141,575	2.53
Total	$243,552	3.54

Sales of available-for-sale securities were as follows for the nine months ended:

	(Dollars in thousands)
	September 30,	September 30,
	2017	2016

Proceeds	$48,063	$26,977
Gross gains	848	718
Gross losses	(90)	(18)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2016	$(1,506)
Current period change	2,266
Ending balance, September 30, 2017	$760

Securities with carrying values of approximately $22.9 million and $32.4 million were pledged as of September 30, 2017 and December 31, 2016, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at September 30, 2017 and December 31, 2016 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2017
U.S. government sponsored entities	$1,952	$(44)	$1,962	$(38)	$3,914	$(82)
Collateralized mortgage obligations and residential mortgage-backed securities	70,176	(763)	3,841	(84)	74,017	(847)
Municipal securities	4,849	(43)	1,217	(41)	6,066	(84)
Collateralized debt obligations	-	-	3,264	(1,589)	3,264	(1,589)
Total temporarily impaired	$76,977	$(850)	$10,284	$(1,752)	$87,261	$(2,602)
Number of securities		50		11		61

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
U.S. government sponsored entities	$16,274	$(369)	$-	$-	$16,274	$(369)
Collateralized mortgage obligations and residential mortgage-backed securities	75,931	(1,183)	2,287	(90)	78,218	(1,273)
Municipal securities	20,775	(643)	-	-	20,775	(643)
Collateralized debt obligations	-	-	2,409	(2,580)	2,409	(2,580)
Total temporarily impaired	$112,980	$(2,195)	$4,696	$(2,670)	$117,676	$(4,865)
Number of securities		97		6		103

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

Note 4 - Loans Receivable

Loans receivable are summarized below:

(Dollars in thousands)
	September 30, 2017	December 31, 2016
Loans secured by real estate:
Residential real estate	$171,846	$173,365
Home equity	35,308	32,614
Commercial real estate	203,388	195,438
Construction and land development	53,983	38,937
Multifamily	37,402	36,086
Total loans secured by real estate	501,926	476,440
Consumer	382	522
Commercial business	77,532	77,513
Government	29,830	29,529
Subtotal	609,671	584,004
Less:
Net deferred loan origination fees	(158)	(162)
Undisbursed loan funds	(1,549)	(192)
Loans receivable	$607,964	$583,650

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses is summarized below for the three months ended September 30, 2017:

Allowance for loan losses:
Residential real estate	$1,561	$(10)	$3	$17	$1,571
Home equity	76	(35)	-	41	82
Commercial real estate	2,890	-	-	28	2,918
Construction and land development	600	-	-	(30)	570
Multifamily	501	-	-	40	541
Consumer	30	(29)	7	22	30
Commercial business	1,357	(120)	5	49	1,291
Government	58	-	-	(2)	56
Total	$7,073	$(194)	$15	$165	$7,059

The Bancorp's activity in the allowance for loan losses is summarized below for the three months ended September 30, 2016:

Allowance for loan losses:
Residential real estate	$1,485	$(93)	$1	$93	$1,486
Home equity	285	-	-	4	289
Commercial real estate	3,099	-	-	126	3,225
Construction and land development	761	-	-	(40)	721
Multifamily	756	-	-	24	780
Consumer	37	(12)	1	25	51
Commercial business	846	-	8	43	897
Government	68	-	-	(13)	55
Total	$7,337	$(105)	$10	$262	$7,504

The Bancorp's activity in the allowance for loan losses is summarized below for the nine months ended September 30, 2017:

Allowance for loan losses:
Residential real estate	$2,111	$(913)	$3	$370	$1,571
Home equity	299	(60)	-	(157)	82
Commercial real estate	3,113	-	-	(195)	2,918
Construction and land development	617	-	-	(47)	570
Multifamily	572	-	-	(31)	541
Consumer	34	(59)	11	44	30
Commercial business	896	(365)	22	737	1,291
Government	56	-	-	-	56
Total	$7,698	$(1,397)	$36	$722	$7,059

The Bancorp's activity in the allowance for loan losses is summarized below for the nine months ended September 30, 2016:

Allowance for loan losses:
Residential real estate	$1,448	$(305)	$1	$342	$1,486
Home equity	263	-	-	26	289
Commercial real estate	2,986	-	-	239	3,225
Construction and land development	692	-	-	29	721
Multifamily	758	-	-	22	780
Consumer	38	(24)	5	32	51
Commercial business	698	-	28	171	897
Government	70	-	-	(15)	55
Total	$6,953	$(329)	$34	$846	$7,504

The Bancorp’s individually impaired loans are summarized below:

	Ending Balances
(Dollars in thousands)	Individually evaluated impairment reserves	Collectively evaluated impairment reserves	Loan receivables	Loans individually evaluated for impairment	Purchased credit impaired loans individually evaluated for impairment	Loans collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at September 30, 2017:

Residential real estate	$27	$1,544	$171,667	$495	$773	$170,399
Home equity	-	82	35,357	-	-	35,357
Commercial real estate	136	2,782	203,388	557	-	202,831
Construction and land development	-	570	53,983	134	-	53,849
Multifamily	-	541	37,402	-	-	37,402
Consumer	-	30	383	-	-	383
Commercial business	562	729	75,954	749	-	75,205
Government	-	56	29,830	-	-	29,830
Total	$725	$6,334	$607,964	$1,935	$773	$605,256

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2016:

Residential real estate	$879	$1,232	$173,262	$1,419	$956	$170,887
Home equity	-	299	32,575	-	-	32,575
Commercial real estate	3	3,110	195,438	322	-	195,116
Construction and land development	-	617	38,937	134	-	38,803
Multifamily	-	572	36,086	-	-	36,086
Consumer	-	34	524	-	-	524
Commercial business	354	542	77,299	687	-	76,612
Government	-	56	29,529	-	-	29,529
Total	$1,236	$6,462	$583,650	$2,561	$956	$580,132

The Bancorp's credit quality indicators are summarized below at September 30, 2017 and December 31, 2016:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	September 30, 2017
(Dollars in thousands)	2	3	4	5	6	7	8
Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard
Residential real estate	$444	$10,789	$93,622	$8,020	$51,256	$4,135	$3,401
Home equity	50	1,016	33,266	-	276	233	516
Commercial real estate	-	2,433	80,119	74,764	38,816	6,699	557
Construction and land development	399	525	18,106	25,287	9,532	-	134
Multifamily	-	-	20,584	14,803	1,844	171	-
Consumer	58	7	318	-	-	-	-
Commercial business	5,556	17,985	18,915	20,196	11,613	470	1,219
Government	-	2,318	24,937	2,575	-	-	-
Total	$6,507	$35,073	$289,867	$145,645	$113,337	$11,708	$5,827

	December 31, 2016
	2	3	4	5	6	7	8
Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard
Residential real estate	$-	$6,068	$94,394	$7,085	$57,644	$4,015	$4,056
Home equity	82	1,172	30,459	-	250	236	376
Commercial real estate	248	2,708	93,293	64,950	28,306	5,611	322
Construction and land development	-	439	11,355	18,912	8,097	-	134
Multifamily	-	-	17,123	16,836	1,939	188	-
Consumer	90	4	430	-	-	-	-
Commercial business	6,315	15,043	24,754	18,787	10,653	533	1,214
Government	-	955	25,474	3,100	-	-	-
Total	$6,735	$26,389	$297,282	$129,670	$106,889	$10,583	$6,102

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

During the first nine months of 2017, no loans were modified as a troubled debt restructuring. No troubled debt restructurings have subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

	As of September 30, 2017			For the nine months ended September 30, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,208	$3,824	$-	$1,302	$48
Home equity	-	-	-	-	-
Commercial real estate	298	298	-	361	4
Construction and land development	134	134	-	134	-
Multifamily	-	-	-	-	-
Commercial business	187	187	-	201	3
With an allowance recorded:
Residential real estate	60	60	27	300	1
Home equity	-	-	-	-	-
Commercial real estate	259	259	136	139	-
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Commercial business	562	562	562	481	4
Total:
Residential real estate	$1,268	$3,884	$27	$1,602	$49
Home equity	$-	$-	$-	$-	$-
Commercial real estate	$557	$557	$136	$500	$4
Construction & land development	$134	$134	$-	$134	$-
Multifamily	$-	$-	$-	$-	$-
Commercial business	$749	$749	$562	$682	$7

	As of December 31, 2016			For the nine months ended September 30, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,309	$3,293	$-	$2,900	$113
Home equity	-	-	-	-	-
Commercial real estate	304	304	-	1,346	-
Construction and land development	134	134	-	134	-
Multifamily	-	-	-	-	-
Commercial business	212	212	-	260	3
With an allowance recorded:
Residential real estate	1,066	1,066	879	168	4
Home equity	-	-	-	-	-
Commercial real estate	18	18	3	107	5
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Commercial business	475	475	354	184	1
Total:
Residential real estate	$2,375	$4,359	$879	$3,068	$117
Home equity	$-	$-	$-	$-	$-
Commercial real estate	$322	$322	$3	$1,453	$5
Construction & land development	$134	$134	$-	$134	$-
Multifamily	$-	$-	$-	$-	$-
Commercial business	$687	$687	$354	$444	$4

As part of the acquisitions of First Federal Savings and Loan Association of Hammond (“First Federal”), which closed during the second quarter of 2014, and Liberty Savings Bank (‘Liberty”), which closed during the third quarter of 2015, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2017, total purchased credit impaired loans with unpaid principal balances totaled $2.7 million with a recorded investment of $773 thousand, compared to December 31, 2016, at which unpaid principal balances totaled $2.9 million with a recorded investment of $956 thousand. First Federal purchased credit impaired loans with unpaid principal balances totaled $1.1 million with a recorded investment of $388 thousand at September 30,2017, compared to December 31, 2016, at which unpaid principal balances totaled $1.2 million with a recorded investment of $507 thousand. Liberty purchased credit impaired loans with unpaid principal balances totaled $1.6 million with a recorded investment of $385 thousand at September 30, 2017, compared to December 31, 2016, at which unpaid principal balances totaled $1.7 million with a recorded investment of $449 thousand.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
September 30, 2017
Residential real estate	$3,957	$1,635	$3,046	$8,638	$163,029	$171,667	$380
Home equity	96	46	260	402	34,955	35,357	-
Commercial real estate	98	732	557	1,387	202,001	203,388	-
Construction and land development	-	-	134	134	53,849	53,983	-
Multifamily	163	-	-	163	37,239	37,402	-
Consumer	-	-	-	-	383	383	-
Commercial business	306	53	562	921	75,033	75,954	-
Government	-	-	-	-	29,830	29,830	-
Total	$4,620	$2,466	$4,559	$11,645	$596,319	$607,964	$380

December 31, 2016
Residential real estate	$3,640	$1,702	$3,804	$9,146	$164,116	$173,262	$436
Home equity	334	73	220	627	31,948	32,575	64
Commercial real estate	208	189	322	719	194,719	195,438	-
Construction and land development	-	-	134	134	38,803	38,937	-
Multifamily	188	-	-	188	35,898	36,086	-
Consumer	-	-	-	-	524	524	-
Commercial business	171	217	466	854	76,445	77,299	-
Government	-	-	-	-	29,529	29,529	-
Total	$4,541	$2,181	$4,946	$11,668	$571,982	$583,650	$500

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	September 30, 2017	December 31, 2016
Residential real estate	$3,307	$4,342
Home equity	516	179
Commercial real estate	557	322
Construction and land development	134	134
Multifamily	-	-
Consumer	-	-
Commercial business	695	628
Government	-	-
Total	$5,209	$5,605

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2017	2016
Residential real estate	$1,032	$1,810
Home equity	-	-
Commercial real estate	97	161
Construction and land development	676	694
Multifamily	-	-
Consumer	-	-
Commercial business	-	-
Government	-	-
Total	$1,805	$2,665

Note 6 - Goodwill, Other Intangible Assets, and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $2.8 million with the acquisitions of First Federal and Liberty. Goodwill of $2.0 million was established with the acquisition of First Federal and goodwill of $804 thousand was established with the acquisition of Liberty. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. During the second quarter of 2016, original estimates related to Liberty goodwill components were adjusted. Estimates of fair values related to a pool of purchased loans were determined to be lower than originally estimated, which led to the addition of $178 thousand to goodwill. Fixed asset valuations were also determined to be higher than originally estimated, which led to a reduction of $109 thousand to goodwill. Also, the valuation of the accrued withdrawal liability for the defined benefit plan was determined to be higher than originally estimated leading to the addition of $162 thousand to goodwill. Goodwill totaled $2.8 million at September 30, 2017 and December 31, 2016.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. Approximately $9 thousand of amortization was taken during the nine months ended September 30, 2017 and September 30, 2016. It is estimated that an additional $3 thousand of additional amortization will occur during 2017 and the remaining amount of $48 thousand will be amortized through to the first quarter of 2022. A core deposit intangible of $471 thousand for the acquisition of Liberty was established and is being amortized over 8.2 years on a straight line basis. Approximately $43 thousand of amortization was taken during the nine months ended September 30, 2017 and September 30, 2016. It is estimated that $14 thousand of additional amortization will occur during 2017 and the remaining amount of $327 thousand will be amortized through to the third quarter of 2023.

For the First Federal acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $112 thousand of accretion was taken into income for the nine months ended September 30, 2017, compared to $146 thousand for the nine months ended September 30, 2016. It is estimated that $46 thousand of additional accretion will occur in 2017, and accretion of $151 thousand will occur during 2018. Similarly, for the Liberty acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.2 million that is being accreted over 44 months on a straight line basis. Approximately $239 thousand of accretion was taken into income for the nine months ended September 30, 2017, compared to $274 thousand for the nine months ended September 30, 2016. It is estimated that $67 thousand of additional accretion will occur in 2017, accretion of $266 thousand will occur in 2018, and accretion of $44 thousand will occur during 2019.

For the Liberty acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $124 thousand that was amortized over 17 months on a straight line basis. No amortization expense was taken during the nine months ended September 30, 2017, compared to $66 thousand of amortization taken as expense during the nine months ended September 30, 2016. No additional amortization expense will occur during 2017.

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

Note 8 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2017	2016	2017	2016
Basic earnings per common share:
Net income as reported	$2,248	$2,328	$7,075	$6,813
Weighted average common shares outstanding	2,864,007	2,860,157	2,863,806	2,858,019
Basic earnings per common share	$0.78	$0.81	$2.47	$2.38
Diluted earnings per common share:			-
Net income as reported	$2,248	$2,328	$7,075	$6,813
Weighted average common shares outstanding	2,864,007	2,860,157	2,863,806	2,858,019
Add: Dilutive effect of assumed stock option exercises	155	750	147	750
Weighted average common and dilutive
potential common shares outstanding	2,864,162	2,860,907	2,863,953	2,858,769
Diluted earnings per common share	$0.78	$0.81	$2.47	$2.38

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the nine months ended September 30, 2017, stock based compensation expense of $142 thousand was recorded, compared to $104 thousand for the nine months ended September 30, 2016. It is anticipated that current outstanding unvested options and awards will result in additional compensation expense of approximately $51 thousand in 2017 and $147 thousand in 2018.

There were no incentive stock options granted during the first nine months of 2017 or 2016. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards.

A summary of incentive option activity under the Bancorp’s stock option and incentive plans described above for the nine months ended September 30, 2017 follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Incentive options	Shares	Price	Term	Value
Outstanding at January 1, 2017	500	$28.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	$-
Outstanding at September 30, 2017	500	$28.50	0.4	6,500
Exercisable at September 30, 2017	500	$28.50	0.4	6,500

There were 4,575 shares of restricted stock granted during the first nine months of 2017 compared to 8,740 shares granted during the first nine months of 2016. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option and incentive plans described above for the nine months ended September 30, 2017 follows:

		Weighted-
		Average
		Grant Date
Restricted stock	Shares	Fair Value
Nonvested at January 1, 2017	28,465	$26.67
Granted	4,575	39.00
Vested	1,625	25.81
Forfeited	725	28.62
Nonvested at September 30, 2017	30,690	$28.51

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, and bank call reports filed with the FDIC and the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. Based on current market conditions and a review of the trustee reports, management performed an analysis of the four pooled trust preferred securities and no additional impairment was taken at September 30, 2017. A specialist will be used to review all four pooled trust preferred securities again at December 31, 2017.

  The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2016	$271
Additions not previously recognized	-
Ending balance, September 30, 2017	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities impairment evaluation as of June 30, 2017:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Lowest credit rating assigned	CCC	CC	BB	CCC
Number of performing banks	62	33	62	51
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	16	7	2	4
Number of issuers in deferral	2	2	2	1
Defaults & deferrals as a % of performing collateral	26.56%	20.06%	4.22%	8.11%
Subordination:
As a % of performing collateral	23.55%	8.35%	52.53%	35.58%
As a % of performing collateral - adjusted for projected future defaults	18.93%	1.24%	49.17%	31.69%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	1.90%	2.40%	2.20%	1.90%
Year 2 - issuer average	1.90%	2.40%	2.20%	1.90%
Year 3 - issuer average	1.90%	2.40%	2.20%	1.90%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1)	- Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.
(2)	- Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the preceding table, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At September 30, 2017, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At September 30, 2017, three of the trust preferred securities with a cost basis of $3.6 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2017. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$1,711	$1,711	$-	$-
U.S. government sponsored entities	3,914	-	3,914	-
Collateralized mortgage obligations and residential mortgage-backed securities	141,575	-	141,575	-
Municipal securities	93,088	-	93,088	-
Collateralized debt obligations	3,264	-	-	3,264
Total securities available-for-sale	$243,552	$1,711	$238,577	$3,264

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$222	$222	$-	$-
U.S. government sponsored entities	16,274	-	16,274	-
Collateralized mortgage obligations and residential mortgage-backed securities	117,975	-	117,975	-
Municipal securities	96,745	-	96,745	-
Collateralized debt obligations	2,409	-	-	2,409
Total securities available-for-sale	$233,625	$222	$230,994	$2,409

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2016	$2,734
Principal payments	(107)
Total unrealized losses, included in other comprehensive income	(218)
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2016	$2,409

Beginning balance, January 1, 2017	$2,409
Principal payments	(136)
Total unrealized gains, included in other comprehensive income	991
Transfers in and/or (out) of Level 3	-
Ending balance, September 30, 2017	$3,264

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,983	$-	$-	$1,983
Foreclosed real estate	1,805	-	-	1,805

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,282	$-	$-	$2,282
Foreclosed real estate	2,665	-	-	2,665

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $2.7 million and the related specific reserves totaled approximately $725 thousand, resulting in a fair value of impaired loans totaling approximately $2.0 million, at September 30, 2017. The recorded investment of impaired loans was approximately $3.5 million and the related specific reserves totaled approximately $1.2 million, resulting in a fair value of impaired loans totaling approximately $2.3 million, at December 31, 2016. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	September 30, 2017		Estimated Fair Value Measurements at September 30, 2017 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$14,128	$14,128	$14,128	$-	$-
Securities available-for-sale	243,552	243,552	1,711	238,577	3,264
Loans held-for-sale	2,007	2,049	2,049	-	-
Loans receivable, net	600,905	594,357	-	-	594,357
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,021	3,021	-	3,021	-

Financial liabilities:
Non-interest bearing deposits	118,797	118,797	118,797	-	-
Interest bearing deposits	638,763	637,759	465,938	171,821	-
Repurchase agreements	15,946	15,942	14,191	1,751	-
Borrowed funds	41,421	41,417	283	41,134	-
Accrued interest payable	45	45	-	45	-

	December 31, 2016		Estimated Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$45,109	$45,109	$45,109	$-	$-
Securities available-for-sale	233,625	233,625	222	230,994	2,409
Loans held-for-sale	2,193	2,242	2,242	-	-
Loans receivable, net	575,952	568,855	-	-	568,855
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,086	3,086	-	3,086	-

Financial liabilities:
Non-interest bearing deposits	111,800	111,800	111,800	-	-
Interest bearing deposits	667,971	667,227	482,307	184,920	-
Repurchase agreements	13,998	13,995	11,439	2,556	-
Borrowed funds	25,828	25,840	700	25,140	-
Accrued interest payable	41	41	-	41	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended September 30, 2017 and December 31, 2016:

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

At September 30, 2017, the Bancorp had total assets of $916.3 million, total loans receivable of $608.0 million and total deposits of $757.6 million. Stockholders' equity totaled $91.1 million or 9.94% of total assets, with a book value per share of $31.82. Net income for the quarter ended September 30, 2017, was $2.2 million, or $0.78 earnings per common share for both basic and diluted calculations. For the quarter ended September 30, 2017, the return on average assets (ROA) was 0.98%, while the return on average stockholders’ equity (ROE) was 9.80%. Net income for the nine months ended September 30, 2017, was $7.1 million, or $2.47 earnings per common share for both basic and diluted calculations. For the nine months ended September 30, 2017, the ROA was 1.04%, while the ROE was 10.54%.

Financial Condition

During the nine months ended September 30, 2017, total assets increased by $2.7 million (0.3%), with interest-earning assets increasing by $7.1 million (0.8%). At September 30, 2017, interest-earning assets totaled $859.3 million compared to $852.2 million at December 31, 2016. Earning assets represented 93.8% of total assets at September 30, 2017 and 93.3% of total assets at December 31, 2016. The increase in total assets and interest earning assets for the nine months was the result of internally generated growth.

Net loans receivable totaled $600.9 million at September 30, 2017, compared to $576.0 million at December 31, 2016. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	September 30,
	2017		December 31,
	(unaudited)		2016
(Dollars in thousands)	Balance	% Loans	Balance	% Loans

Residential real estate	$171,667	28.2%	$173,262	29.7%
Home equity	35,357	5.8%	32,575	5.6%
Commercial real estate	203,388	33.5%	195,438	33.5%
Construction and land development	53,983	8.9%	38,937	6.7%
Multifamily	37,402	6.2%	36,086	6.2%
Consumer	383	0.1%	524	0.1%
Commercial business	75,954	12.5%	77,299	13.2%
Government	29,830	4.8%	29,529	5.0%
Loans receivable	$607,964	100.0%	$583,650	100.0%

Adjustable rate loans / loans receivable	$349,022	57.4%	$332,650	57.0%

	September 30,
	2017	December 31,
	(unaudited)	2016

Loans receivable to total assets	66.3%	63.9%
Loans receivable to earning assets	70.8%	68.5%
Loans receivable to total deposits	80.3%	74.8%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2017, the Bancorp originated $31.6 million in new fixed rate mortgage loans for sale, compared to $42.1 million during the nine months ended September 30, 2016. Net gains realized from the mortgage loan sales totaled $883 thousand for the nine months ended September 30, 2017, compared to $1.1 million for the nine months ended September 30, 2016. At September 30, 2017, the Bancorp had $2.0 million in loans that were classified as held for sale, compared to $2.2 million at December 31, 2016.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $5.6 million at September 30, 2017, compared to $6.1 million at December 31, 2016, a decrease of $516 thousand or 8.5%. The decrease in non-performing loans for the first nine months of 2017 is primarily due to a partial charge-off totaling $829 thousand for twenty-six Investor Owned Residential Real Estate loans. The ratio of non-performing loans to total loans was 0.92% at September 30, 2017, compared to 1.05% at December 31, 2016. The ratio of non-performing loans to total assets was 0.61% at September 30, 2017, compared to 0.67% at December 31, 2016. At September 30, 2017, all non-performing loans are also accounted for on a non-accrual basis, except for seven residential real estate loans totaling $380 thousand that remained accruing and more than 90 days past due.

Loans internally classified as substandard totaled $5.8 million at September 30, 2017, compared to $6.1 million at December 31, 2016, a decrease of $276 thousand or 4.5%. The decrease in substandard loans is primarily due to a partial charge-off totaling $829 thousand for twenty-six Investor Owned Residential Real Estate loans, a charge-off totaling $358 thousand for five commercial business loans, and one residential real estate loan totaling $272 thousand that was upgraded to watch. The decrease is largely offset by $526 thousand in two commercial business loans, $241 thousand in four commercial real estate loans, and $185 thousand in one home equity loan that was added to the substandard classification. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2017 or December 31, 2016. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $11.7 million at September 30, 2017, compared to $10.6 million at December 31, 2016, an increase of $1.1 million or 10.6%. The increase in watch loans is primarily due to the addition of two non-related commercial real estate loans totaling $1.3 million.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At September 30, 2017, impaired loans totaled $2.7 million, compared to $3.5 million at December 31, 2016, a decrease of $811 thousand or 23.1%. The decrease in impaired loans for the first nine months of 2017 is primarily due to a partial charge-off totaling $829 thousand for twenty-six Investor Owned Residential Real Estate loans which was offset by the addition of two commercial business loans totaling $526 thousand and four commercial real estate loans totaling $241 thousand. The September 30, 2017 impaired loan balances consist of seven commercial real estate loans, seven commercial business loans, and one construction and land development loan, all of which total $1.4 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, 70 Investor Owned Residential Real Estate and purchased credit impaired loans totaling $1.3 million have also been classified as impaired. At September 30, 2017 the ALL contained $725 thousand in specific reserves for impaired loans, compared to $1.2 million at December 31, 2016. There were no other loans considered for impairment as of September 30, 2017. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired loans. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Bancorp aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. During the second quarter of 2016, initial estimates of fair values related to a pool of Liberty loans were found to be lower than expected. This change led to the addition of $178 thousand to non-accretable discount. At September 30, 2017, purchased credit impaired loans with unpaid principal balances totaled $2.7 million with a recorded investment of $773 thousand.

At September 30, 2017, the Bancorp classified three loans totaling $325 thousand as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include one accruing residential real estate loan in the amount of $272 thousand for which an extension of amortization and reduction in rate was granted and two accruing commercial business loans totaling $53 thousand for which a reduction in principal payments was granted. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At September 30, 2017, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

For the nine months ended September 30, 2017, $722 thousand in provisions to the ALL were required, compared to $846 thousand for the nine months ended September 30, 2016, a decrease of $124 thousand or 14.7%. The ALL provision for the current nine month period is primarily a result of overall loan portfolio growth. For the nine months ended September 30, 2017, charge-offs, net of recoveries, totaled $1.4 million, compared to charge-offs, net of recoveries of $295 thousand for the nine months ended September 30, 2016. The increase in net charge-offs the first nine months of 2017 is primarily due to a partial charge-off totaling $829 thousand for twenty-six Investor Owned Residential Real Estate loans related to previous acquisitions and charge-offs totaling $347 thousand to four commercial business loans. The net loan charge-offs for the first nine months of 2017 were comprised of $911 thousand in residential real estate loans, $48 thousand in consumer loans, $344 thousand in commercial business loans, and $60 thousand in home equity loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL-to-total loans was 1.16% at September 30, 2017, compared to 1.32% at December 31, 2016. The ALL-to-non-performing loans (coverage ratio) was 126.3% at September 30, 2017, compared to 126.1% at December 31, 2016. The September 30, 2017 balance in the ALL account of $7.1 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2017, foreclosed real estate totaled $1.8 million, which was comprised of sixteen properties, compared to $2.7 million and twenty-six properties at December 31, 2016. The decrease in foreclosed real estate is the result of the sale of properties. Net gains from the sale of foreclosed real estate totaled $95 for the nine months ended September 30, 2017, and were the result of proceeds received from the sale of foreclosed properties. At the end of September 2017 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $243.6 million at September 30, 2017, compared to $233.6 million at December 31, 2016, an increase of $10.0 million (4.3%). The increase in the securities portfolio is a result of continued reinvestment of income and gains in that portfolio. At September 30, 2017, the securities portfolio represented 28.3% of interest-earning assets and 26.6% of total assets compared to 27.4% of interest-earning assets and 25.6% of total assets at December 31, 2016.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,
	2017		December 31,
	(unaudited)		2016
(Dollars in thousands)	Balance	% Securities	Balance	% Securities

Money market fund	$1,711	0.7%	$222	0.1%
U.S. government sponsored entities	3,914	1.6%	16,274	7.0%
Collateralized mortgage obligations and residential mortgage-backed securities	141,575	58.1%	117,975	50.5%
Municipal securities	93,088	38.2%	96,745	41.4%
Collateralized debt obligations	3,264	1.4%	2,409	1.0%
Total securities available-for-sale	$243,552	100.0%	$233,625	100.0%

	September 30, 2017	December 31,	YTD
	(unaudited)	2016	Change
(Dollars in thousands)	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$2,306	$29,556	$(27,250)	-92.2%
Fed funds sold	468	215	253	117.7%
Federal Home Loan Bank stock	3,000	3,000	-	0.0%

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

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30, 2017	December 31,	YTD
(Dollars in thousands)	(unaudited)	2016	Change
	Balance	Balance	$	%

Checking	$284,187	$288,149	$(3,962)	-1.4%
Savings	132,397	127,626	4,771	3.7%
Money market	168,151	178,332	(10,181)	-5.7%
Certificates of deposit	172,825	185,664	(12,839)	-6.9%
Total deposits	$757,560	$779,771	$(22,211)	-2.8%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30, 2017	December 31,	YTD
(Dollars in thousands)	(unaudited)	2016	Change
	Balance	Balance	$	%

Repurchase agreements	$15,946	$13,998	$1,948	13.9%
Borrowed funds	41,421	25,828	15,593	60.4%
Total borrowed funds	$57,367	$39,826	$17,541	44.0%

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

During the nine months ended September 30, 2017, cash and cash equivalents decreased by $31.0 million compared to a $5.0 million increase for the nine months ended September 30, 2016. The primary sources of cash and cash equivalents were sales of loans originated for sale, proceeds from maturities, pay downs, calls, and sales of available-for-sale securities, and borrowed funds. The primary uses of cash and cash equivalents were the purchase of securities, loan originations, decreases in deposits, and the repayment of FHLB advances. Cash provided by operating activities totaled $9.1 million for the nine months ended September 30, 2017, compared to cash provided of $5.5 million for the nine month period ended September 30, 2016. The increase in cash from operating activities was primarily a result of an increase in clearing accounts that facilitate customer transactions. Cash outflows from investing activities totaled $33.0 million for the current period, compared to cash outflows of $27.9 million for the nine months ended September 30, 2016. Cash outflows for the current nine months were primarily related to the origination of loans receivable and maturities and pay downs of securities. Net cash outflows from financing activities totaled $7.1 million during the current period compared to net cash inflows of $27.4 million for the nine months ended September 30, 2016. The net cash outflows from financing activities was primarily a result of deposits and repayment of FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $2.4 million for the nine months ended September 30, 2017 and $2.3 million for the nine months ended September 30, 2016.

At September 30, 2017, outstanding commitments to fund loans totaled $130.8 million. Approximately 51.0% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $10.2 million at September 30, 2017. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2017, stockholders' equity increased by $7.0 million (8.3%). During the nine months ended September 30, 2017, stockholders’ equity was primarily increased by net income of $7.1 million and an increase to net unrealized gains on security sales of $2.3 million. Decreasing stockholders’ equity was the declaration of $2.5 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the first nine months of 2017 or 2016.

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

During the nine months ended September 30, 2017, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $4.9 million. Three of these investments currently have ratings that are below investment grade. As a result, approximately $19.2 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at September 30, 2017, and December 31, 2016, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$87.4	13.0%	$30.2	4.5%	$43.7	6.5%
Tier 1 capital to risk-weighted assets	$87.4	13.0%	$40.3	6.0%	$53.8	8.0%
Total capital to risk-weighted assets	$94.4	14.1%	$53.8	8.0%	$67.2	10.0%
Tier 1 capital to adjusted average assets	$87.4	9.6%	$36.5	4.0%	$45.6	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$82.4	13.1%	$28.3	4.5%	$40.9	6.5%
Tier 1 capital to risk-weighted assets	$82.4	13.1%	$37.8	6.0%	$50.4	8.0%
Total capital to risk-weighted assets	$90.1	14.3%	$50.4	8.0%	$63.0	10.0%
Tier 1 capital to adjusted average assets	$82.4	9.2%	$36.0	4.0%	$45.0	5.0%

In addition, the following table shows that, at September 30, 2017, and December 31, 2016, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$85.5	12.7%	$30.2	4.5%	$43.7	6.5%
Tier 1 capital to risk-weighted assets	$85.5	12.7%	$40.3	6.0%	$53.8	8.0%
Total capital to risk-weighted assets	$92.5	13.8%	$53.8	8.0%	$67.2	10.0%
Tier 1 capital to adjusted average assets	$85.5	9.4%	$36.4	4.0%	$45.5	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$81.2	12.9%	$28.4	4.5%	$41.0	6.5%
Tier 1 capital to risk-weighted assets	$81.2	12.9%	$37.9	6.0%	$50.5	8.0%
Total capital to risk-weighted assets	$88.9	14.1%	$50.5	8.0%	$63.1	10.0%
Tier 1 capital to adjusted average assets	$81.2	9.0%	$35.9	4.0%	$44.9	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2017, without the need for qualifying for an exemption or prior DFI approval, is $10.2 million plus 2017 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On August 25, 2017 the Board of Directors of the Bancorp declared a third quarter dividend of $0.29 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 5, 2017.

Results of Operations - Comparison of the Quarter Ended September 30, 2017 to the Quarter Ended September 30, 2016

For the quarter ended September 30, 2017, the Bancorp reported net income of $2.2 million, compared to net income of $2.3 million for the quarter ended September 30, 2016, a decrease of $80 thousand (3.4%). For the current quarter the ROA was 0.98%, compared to 1.03% for the quarter ended September 30, 2016. The ROE was 9.80% for the quarter ended September 30, 2017, compared to 10.67% for the quarter ended September 30, 2016.

Net interest income for the three months ended September 30, 2017 was $7.8 million, an increase of $190 thousand (2.5%), compared to $7.6 million for the quarter ended September 30, 2016. The weighted-average yield on interest-earning assets was 3.94% for the three months ended September 30, 2017, compared to 3.86% for the three months ended September 30, 2016. The weighted-average cost of funds for the quarter ended September 30, 2017 was 0.32% compared to 0.29% for the quarter ended September 30, 2016. The impact of the 3.94% return on interest earning assets and the 0.32% cost of funds resulted in an interest rate spread of 3.62% for the current quarter, compared to 3.57% for the quarter ended September 30, 2016. Compared to the three months ended September 30, 2016, total interest income increased by $262 thousand (3.2%) while total interest expense increased by $72 thousand (12.3%). The net interest margin on earning assets was 3.63% for the three months ended September 30, 2017, compared to 3.58% for the quarter ended September 30, 2016. On a tax equivalent basis, the Bancorp’s net interest margin was 3.86% for the three months ended September 30, 2017, compared to 3.82% for the quarter ended September 30, 2016. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the three months ended September 30, 2017, interest income from loans increased by $164 thousand (2.5%), compared to the three months ended September 30, 2016. The change was due to an increase in average balances and average rate. The weighted-average yield on loans outstanding was 4.50% for the current quarter, compared to 4.45% for the three months ended September 30, 2016. Loan balances averaged $606.7 million for the current quarter, an increase of $7.2 million (1.2%) from $599.5 million for the three months ended September 30, 2016. During the three months ended September 30, 2017, interest income on securities and other interest bearing balances increased by $98 thousand (6.5%), compared to the quarter ended September 30, 2016. The change was due to an increase in average balances and average rates. The weighted-average yield on securities and other interest bearing balances was 2.56%, for the current quarter, compared to 2.43% for the three months ended September 30, 2016. Securities balances averaged $244.7 million for the current quarter, up $2.1 million (0.9%) from $242.6 million for the three months ended September 30, 2016. Other interest bearing balances averaged $4.8 million for the current period, up $166 thousand (3.6%) from $4.7 million for the three months ended September 30, 2016.

Interest expense on deposits increased by $73 thousand (16.4%) during the current quarter compared to the three months ended September 30, 2016. The change was due to an increase in average balances outstanding and an increase in the weighted-average rate paid. The weighted-average rate paid on deposits for the three month period ended September 30, 2017 was 0.27% compared to 0.24% for the three months ended September 30, 2016. Total deposit balances averaged $770.9 million for the current quarter, an increase of $22.8 million (3.0%) from $748.2 million for the quarter ended September 30, 2016. Interest expense on borrowed funds decreased by $1 thousand (0.7%) during the current quarter due to a decrease in average balances compared to the three months ended September 30, 2016. The weighted-average cost of borrowed funds was 1.30% for the current quarter, compared to 1.02% for the three months ended September 30, 2016. Borrowed funds averaged $43.5 million during the quarter ended September 30, 2017, a decrease of $12.0 million (21.6%) from $55.6 million for the quarter ended September 30, 2016. The decrease in borrowed funds is the result of seasonality of inflows of deposits.

Noninterest income for the quarter ended September 30, 2017 was $2.1 million, a decrease of $112 thousand (5.1%) from $2.2 million for the quarter ended September 30, 2016. Fees and service charges expense totaled $843 thousand for the current quarter, an increase of $80 thousand (10.5%), compared to $763 thousand for the quarter ended September 30, 2016. The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place. Fees from wealth management operations totaled $459 thousand for the current quarter, an increase of $36 thousand (8.5%), compared to $423 thousand for the quarter ended September 30, 2016. The increase in wealth management income is related to an increase in the book value of assets under management. Gain on sale of loans held-for-sale, net totaled $412 thousand for the current quarter, a decrease of $167 thousand (28.8%), compared to $579 thousand for the quarter ended September 30, 2016. The decrease in gains from the sale of loans is a result of timing differences in customer demand. Gain on sale of securities, net totaled $213 thousand for the current quarter, a decrease of $70 thousand (24.7%), compared to $283 thousand for the quarter ended September 30, 2016. Current market conditions provided fewer opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. Increase in cash value of bank owned life insurance totaled $119 thousand for the current quarter, an increase of $1 thousand (0.8%), compared to $118 thousand for the quarter ended September 30, 2016. Gain on sale of foreclosed real estate, net totaled $2 thousand for the current quarter, a decrease of $4 thousand (66.7%), compared to $6 thousand for the quarter ended September 30, 2016. Other noninterest income totaled $27 thousand for the current quarter, an increase of $12 thousand (80%), compared to $15 thousand for the quarter ended September 30, 2016.

Noninterest expense for the quarter ended September 30, 2017 was $6.9 million, an increase of $377 thousand (5.8%) from $6.5 million for the three months ended September 30, 2016. Compensation and benefits expense totaled $4.1 million for the current quarter, an increase of $193 thousand (4.9%), compared to $3.9 million for the quarter ended September 30, 2016.The increase in compensation and benefits is the result of a continued focus on talent management and retention. Occupancy and equipment expense totaled $845 thousand for the current quarter, a decrease of $55 thousand (6.1%), compared to $900 thousand for the quarter ended September 30, 2016.The decrease in occupancy and equipment expense is the result of lower building operating expenses. Data processing expense totaled $364 thousand for the current quarter, an increase of $21 thousand (6.1%), compared to $343 thousand for the quarter ended September 30, 2016. Data processing expense has increased as a result of increased system utilization. Marketing expense totaled $135 thousand for the current quarter, an increase of $27 thousand (25.0%) compared to $108 thousand for the quarter ended September 30, 2016. The Bancorp proactively markets its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premiums expense totaled $84 thousand for the current quarter, a decrease of $51 thousand (37.8%), compared to $135 thousand for the quarter ended September 30, 2016. The decrease was the result of lower FDIC premiums. Other expense totaled $1.4 million for the current quarter, an increase of $242 thousand (20.8%), compared to $1.2 million for the quarter ended September 30, 2016. The increase in other operating expenses is related to generally higher costs related to foreclosure and collection expense as well as higher third party costs. The Bancorp’s efficiency ratio was 70.3% for the quarter ended September 30, 2017, compared to 67.0% for the three months ended September 30, 2016. The increase in the efficiency ratio was a result of lower noninterest income and higher noninterest expense. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the three months ended September 30, 2017 totaled $509 thousand, compared to income tax expense of $631 thousand for the three months ended September 30, 2016, a decrease of $122 thousand (19.3%). The combined effective federal and state tax rates for the Bancorp was 18.5% for the three months ended September 30, 2017, compared to 21.3% for the three months ended September 30, 2016. The Bancorp’s lower current quarter effective tax rate is a result of increasing investment in low income housing projects, increasing investment in the Bancorp’s real estate investment trust, as well as a self-insurance program through a wholly owned captive insurance company.

Results of Operations - Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, the Bancorp reported net income of $7.1 million, compared to net income of $6.8 million for the nine months ended September 30, 2016, an increase of $262 thousand (3.8%). For the current nine months the ROA was 1.04%, compared to 1.03% for the nine months ended September 30, 2016. The ROE was 10.54% for the nine months ended September 30, 2017, compared to 10.63% for the nine months ended September 30, 2016.

Net interest income for the nine months ended September 30, 2017 was $22.9 million, an increase of $469 thousand (2.1%), compared to $22.5 million for the nine months ended September 30, 2016. The weighted-average yield on interest-earning assets was 3.89% for the nine months ended September 30, 2017, compared to 3.90% for the nine months ended September 30, 2016. The decrease of the weighted-average yield for interest earning assets was affected by approximately $200 thousand dollars of outstanding interest income received from the payoff of one non-accruing commercial real estate loan with a balance of $522 thousand during the first nine months of 2016. The weighted-average cost of funds for the nine months ended September 30, 2017 and September 30, 2016, was 0.30%. The impact of the 3.89% return on interest earning assets and the 0.30% cost of funds resulted in an interest rate spread of 3.59% for the current nine months, compared to 3.60% for the nine months ended September 30, 2016. Compared to the nine months ended September 30, 2016, total interest income increased by $546 thousand (2.3%) while total interest expense increased by $77 thousand (4.4%). The net interest margin for earning assets was 3.60% for the nine months ended September 30, 2017, compared to 3.62% for the nine months ended September 30, 2016. On a tax equivalent basis, the Bancorp’s net interest margin was 3.84% for the nine months ended September 30, 2017, compared to 3.86% for the nine months ended September 30, 2016. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

During the nine months ended September 30, 2017, interest income from loans increased by $277 thousand (1.4%), compared to the nine months ended September 30, 2016. The change was primarily due to an increase in average balances. The weighted-average yield on loans outstanding was 4.42% for the current nine months, compared to 4.48% for the nine months ended September 30, 2016. Loan balances averaged $600.7 million for the current nine months, an increase of $16.4 million (2.8%) from $584.3 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, interest income on securities and other interest bearing balances increased by $269 thousand (5.9%), compared to the nine months ended September 30, 2016. The increase was due to an increase in weighted-average balances and weighted-average yield. The weighted-average yield on securities and other interest bearing balances was 2.60%, for the current nine months, compared to 2.53% for the nine months ended September 30, 2016. Securities balances averaged $241.4 million for the current nine months, up $995 thousand (0.4%) from $240.4 million for the nine months ended September 30, 2016. Other interest bearing balances averaged $7.0 million for the current period, up $3.3 million (89.2%) from $3.7 million for the nine months ended September 30, 2016.

Interest expense on deposits increased by $160 thousand (12.2%) during the current nine months compared to the nine months ended September 30, 2016. The change was due to an increase in average balances and the weighted-average rate paid on deposits. The weighted-average rate paid on deposits for the nine months ended September 30, 2017 was 0.26%, compared to 0.24%, for the nine months ended September 30, 2016. Total deposit balances averaged $770.1 million for the current nine months, up $41.6 million (5.7%) from $728.5 million for the nine months ended September 30, 2016. Interest expense on borrowed funds decreased by $83 thousand (18.7%) during the current nine months due to lower average balances, as compared to the nine months ended September 30, 2016. The weighted-average cost of borrowed funds was 1.22% for the current nine months, compared to 1.00% for the nine months ended September 30, 2016. Borrowed funds averaged $39.6 million during the nine months ended September 30, 2017, a decrease of $19.3 million (32.8%) from $58.9 million for the nine months ended September 30, 2016. The decrease was a result of timing in customer deposits and withdrawals for the period.

Noninterest income for the nine months ended September 30, 2017 was $5.8 million, an increase of $125 thousand (2.2%) from $5.7 million for the nine months ended September 30, 2016. During the current nine months, fees and service charges totaled $2.4 million, an increase of $261 thousand (12.2%) from $2.1 million for the nine months ended September 30, 2016. The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place. Fees from wealth management operations totaled $1.27 million for the nine months ended September 30, 2017, a decrease of $13 thousand (1.0%) from $1.28 million for the nine months ended September 30, 2016. The decrease in wealth management income is related to book value changes in assets under management. Gains from loan sales totaled $883 thousand for the current nine months, a decrease of $237 thousand (21.2%), compared to $1.1 million for the nine months ended September 30, 2016. The decrease in gains from the sale of loans is a result of timing differences in customer demand. Gains from the sale of securities totaled $758 thousand for the current nine months, an increase of $58 thousand (8.3%) from $700 thousand for the nine months ended September 30, 2016. Current market conditions during the nine months provided opportunities to manage securities cash flows, while recognizing gains from the sales of securities. Income from an increase in the cash value of bank owned life insurance totaled $349 thousand for the nine months ended September 30, 2017, a decrease of $5 thousand (1.4%), compared to $354 thousand for the nine months ended September 30, 2016. Gains on foreclosed real estate totaled $95 thousand for the nine months ended September 30, 2017, an increase of $15 thousand (18.8%) from $80 thousand in gains for the nine months ended September 30, 2016. Other noninterest income totaled $64 thousand for the nine months ended September 30, 2017, an increase of $46 thousand (255.6%) from $18 thousand for the nine months ended September 30, 2016. The increase in other noninterest income is the result of rental income from foreclosed real estate.

Noninterest expense for the nine months ended September 30, 2017 was $19.3 million, an increase of $658 thousand (3.5%) from $18.6 million for the nine months ended September 30, 2016. During the current nine months, compensation and benefits totaled $10.8 million, an increase of $313 thousand (3.0%) from $10.5 million for the nine months ended September 30, 2016. The increase in compensation and benefits is the result of a continued focus on talent management. Occupancy and equipment totaled $2.5 million for the current nine months, a decrease of $226 thousand (8.2%), compared to $2.8 million for the nine months ended September 30, 2016. The decrease in occupancy and equipment expense is the result of lower building operating expenses. Data processing expense totaled $1.1 million for the nine months ended September 30, 2017, an increase of $87 thousand (8.7%) from $1.0 million for the nine months ended September 30, 2016. Data processing expense has increased as a result of increased system utilization. Marketing expense related to banking products totaled $469 thousand for the current nine months, an increase of $117 thousand (33.2%) from $352 thousand for the nine months ended September 30, 2016. The Bancorp continues to proactively market its products, but varies its timing based on projected benefits and needs. Federal deposit insurance premium expense totaled $242 thousand for the nine months ended September 30, 2017, a decrease of $161 thousand (40.0%) from $403 thousand for the nine months ended September 30, 2016. The decrease was the result of lower FDIC premiums. Other expenses related to banking operations totaled $4.1 million for the nine months ended September 30, 2017, an increase of $528 thousand (14.9%) from $3.5 million for the nine months ended September 30, 2016. The increase in other operating expenses is related to generally higher cost related to foreclosure and collection expense as well as higher third party costs. The Bancorp’s efficiency ratio was 66.9% for the nine months ended September 30, 2017, compared to 66.0% for the nine months ended September 30, 2016. The efficiency ratio increased as a result of higher noninterest expense. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the nine months ended September 30, 2017 totaled $1.7 million, compared to income tax expense of $1.9 million for the nine months ended September 30, 2016, a decrease of $202 thousand (10.5%). The combined effective federal and state tax rates for the Bancorp was 19.5% for the nine months ended September 30, 2017, compared to 22.0% for the nine months ended September 30, 2016. The Bancorp’s lower current nine month effective tax rate is a result of increasing investment in low income housing projects, increasing investment in the Bancorp’s real estate investment trust, as well as a self-insurance program through a wholly owned captive insurance company.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's chief executive officer and chief financial officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2017, the Bancorp’s chief executive officer and chief financial officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

There are no matters reportable under this item.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the nine months ended September 30, 2017 under the stock repurchase program.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number	Average Price	Publicly Announced	Be Purchased Under
Period	of Shares Purchased	Paid per Share	Plans or Programs	the Program(1)
January 1, 2017 - January 31, 2017	-	N/A	-	48,828
February 1, 2017 - February 28, 2017	-	N/A	-	48,828
March 1, 2017 - March 31, 2017	-	N/A	-	48,828
April 1, 2017 - April 30, 2017	-	N/A	-	48,828
May 1, 2017 - May 31, 2017	-	N/A	-	48,828
June 1, 2017 - June 30, 2017	-	N/A	-	48,828
July 1, 2017 - July 31, 2017	-	N/A	-	48,828
August 1, 2017 - August 31, 2017	-	N/A	-	48,828
September 1, 2017 - September 30, 2017	-	N/A	-	48,828
	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There are no matters reportable under this item.

Item 6.	Exhibits

Exhibit
Number	Description

10.1	Employment Agreement between NorthWest Indiana Bancorp, Peoples Bank SB, and Benjamin J. Bochnowski dated August 1, 2017 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 4, 2017).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: October 23, 2017	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: October 23, 2017	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

