Form 10-K
period 2017-12-31
NORTHWEST INDIANA BANCORP
filed 2018-02-20
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐ (Do not check if a smaller reporting company)

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

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2017, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $93,491,671.

There were 2,868,940 shares of the registrant’s Common Stock, without par value, outstanding at February 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1. Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders. (Part III)

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

Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2017, under the 15% of capital and surplus limitation was approximately $14,066,000. At December 31, 2017, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2017, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2017	2016	2015	2014	2013
Type of loan:
Conventional real estate loans:
Construction and development	$50,746	$38,937	$41,524	$25,733	$21,462
Loans on existing properties (1)	463,368	437,361	432,020	377,247	336,823
Consumer (2)	461	524	535	472	350
Commercial business	76,851	77,299	68,757	58,682	57,716
Government	28,785	29,529	29,062	26,019	21,470
Loans receivable (3)	$620,211	$583,650	$571,898	$488,153	$437,821
Type of collateral:
Real estate:
1-to-4 family	$208,910	$205,838	$213,756	$189,529	$161,663
Other dwelling units, land and commercial real estate	305,204	270,461	259,789	213,451	196,622
Consumer	321	424	461	351	212
Commercial business	76,666	76,735	68,308	58,145	56,767
Government	28,785	29,529	29,062	26,019	21,470
Loans receivable (4)	$619,886	$582,987	$571,376	$488,038	$437,703

Average loans outstanding during the period (3)	$602,426	$587,119	$522,278	$480,404	$436,430

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and net deferred loan fees.
(4)	Net of unearned income and net deferred loan fees. Does not include unsecured loans.

Loan Originations, Purchases and Sales. Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown. The amounts are stated in thousands (000’s).

	2017	2016	2015
Loans originated:
Conventional real estate loans:
Construction and development	$11,510	$7,700	$6,566
Existing property	78,249	82,539	74,305
Refinanced	9,138	12,798	11,673
Total conventional real estate loans originated	98,897	103,037	92,544
Commercial business	238,667	238,633	228,351
Consumer	244	358	397
Total loans originated	$337,808	$342,028	$321,292

Whole loans and participations purchased	$796	$-	$27,978
Whole loans and participations sold	$42,212	$58,338	$45,987

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2017 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one
	within	but within	After
	one year	five years	five years	Total
Real estate	$63,531	$77,238	$373,345	$514,114
Consumer	15	422	24	461
Commercial business, and other	40,195	50,423	15,018	105,636
Total loans receivable	$103,741	$128,083	$388,387	$620,211

The following table sets forth the dollar amount of all loans due after one year from December 31, 2017, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate	$174,478	$276,105	$450,583
Consumer	446	-	446
Commercial business, and other	57,219	8,222	65,441
Total loans receivable	$232,143	$284,327	$516,470

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

Designated officers have authorities, established by the Board of Directors, to approve loans. Loans up to $2,500,000 are approved by the loan officers’ loan committee. Loans from $2,500,000 to $4,000,000 are approved by the senior officers’ loan committee. All loans in excess of $4,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee. (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) Certain loan renewals and extensions may not require approval by the Board of Directors or the Directors of Executive Committee as long as there is no material change, credit downgrade, significant change in borrower or guarantor status, material release or change in collateral value or the eligible loan renewal or extension is not outside the current concentration limits set by the Board of Directors. In addition, all swap transactions will be subject to the approval of the SOLC and the Board of Directors or Director’s Executive Committee. The maximum in-house legal lending limit as set by the Board of Directors is the lower of 10% of the bank’s risk based capital or $6,000,000. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board action. Peoples Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 2017, 76% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five, seven or ten year period. ARM originations totaled $11.1 million for 2017 and $8.0 million for 2016. During 2017, ARMs represented 16.3% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

At December 31, 2017, the Bancorp classified five loans totaling $535 thousand as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include two residential real estate loans totaling $302 thousand for which an extension in maturity and reduction in interest rate was granted, two commercial business loans totaling $52 thousand for which a reduction in principal was granted, and one commercial real estate loan totaling $181 thousand for which a reduction in interest rate and change in amortization was granted with no change to the maturity date. At December 31, 2017, all of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The following table sets forth information regarding the Bancorp’s non-performing assets as of December 31 for each period indicated. The amounts are stated in thousands (000’s).

	2017	2016	2015	2014	2013
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$3,858	$4,521	$4,172	$2,443	$2,526
Commercial	466	456	1,007	1,918	807
Commercial business	672	628	22	238	447
Consumer	-	-	-	-	-
Total	$4,996	$5,605	$5,201	$4,599	$3,780

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$227	$500	$377	$941	$174
Commercial	-	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$227	$500	$377	$941	$174

Loans that qualify as troubled debt restructurings and accruing:
Real estate:
Residential	$302	$-	$-	$-	$491
Commercial	181	-	4,419	4,597	7,657
Commercial business	52	60	74	90	-
Consumer	-	-	-	-	-
Total	$535	$60	$4,493	$4,687	$8,148

Total of non-accrual, 90 days past due and accruing, and restructurings	$5,758	$6,165	$10,071	$10,227	$12,102

Ratio of non-performing loans to total assets	0.56%	0.67%	0.64%	0.71%	0.57%
Ratio of non-performing loans to total loans	0.84%	1.05%	0.98%	1.10%	0.90%

Foreclosed real estate	$1,618	$2,665	$1,590	$1,745	$1,084
Ratio of foreclosed real estate to total assets	0.18%	0.29%	0.18%	0.23%	0.16%

During 2017, gross interest income of $396 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $80 thousand.

Federal regulations require savings banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements. Loans internally classified as substandard totaled $5.9 million at December 31, 2017, compared to $6.1 million at December 31, 2016. No loans are internally classified as doubtful at December 31, 2017 or 2016. No loans were classified as loss at either December 31, 2017 or 2016. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified. Watch loans totaled $11.7 million at December 31, 2017, compared to $10.6 million at December 31, 2016.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2017, impaired loans totaled $2.5 million compared to $3.5 million at December 31, 2016. The December 31, 2017, impaired loan balances consist of fourteen commercial real estate, construction & land development, and commercial business loans totaling $1.4 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, twenty-one mortgage loans totaling $462 thousand, along with forty-five purchased credit impaired mortgage loans totaling $690 thousand, have also been classified as impaired. The December 31, 2017 allowance for loan losses (“ALL”) contained $704 thousand in specific allowances for collateral deficiencies, compared to $1.2 million at December 31, 2016. The decrease in the specific allowance was primarily due to charge-off activity. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At December 31, 2017, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in disclosure of such loans as non-accrual, past due or restructured loans. Management does not presently anticipate that any of the non-performing loans or classified loans would materially impact future operations, liquidity or capital resources.

For 2017, $1.2 million in provisions to the ALL were required, compared to $1.3 million for 2016 a decrease of $68 thousand or 5.4%. The ALL provision decrease is primarily a result of overall non-performing and impaired loans declining for the period. For 2017, net loan charge-offs, totaled $1.4 million, compared to $523 thousand for 2016. The net loan charge-offs for 2017 were comprised of $956 thousand in residential real estate loans, $347 thousand in commercial business loans, $60 thousand in home equity loans, and $53 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to historically elevated risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.21% at December 31, 2017, compared to 1.32% at December 31, 2016. The decrease in the ratio was related to the overall decrease in non-performing loans and management’s current opinion on the strength of the portfolio. ALL to non-performing loans (coverage ratio) was 143.26% at December 31, 2017, compared to 126.10% at December 31, 2016. The December 31, 2017 balance in the ALL account of $7.5 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	2017	2016	2015	2014	2013
Balance at beginning of period	$7,698	$6,953	$6,361	$7,189	$8,421
Loans charged-off:
Real estate residential	(1,019)	(529)	(239)	(311)	(153)
Commercial real estate	-	-	(59)	(1,421)	(788)
Commercial real estate participations	-	-	-	-	(333)
Commercial business	(386)	-	(77)	-	(567)
Consumer	(71)	(33)	(30)	(32)	(16)
Total charge-offs	(1,476)	(562)	(405)	(1,764)	(1,857)
Recoveries:
Residential real estate	3	2	9	20	1
Commercial real estate	-	-	22	17	9
Commercial real estate participations	-	-	-	2	137
Commercial business	39	28	10	21	23
Consumer	18	9	2	1	5
Total recoveries	60	39	43	61	175
Net (charge-offs) / recoveries	(1,416)	(523)	(362)	(1,703)	(1,682)
Provision for loan losses	1,200	1,268	954	875	450
Balance at end of period	$7,482	$7,698	$6,953	$6,361	$7,189

ALL to loans outstanding	1.21%	1.32%	1.22%	1.30%	1.64%
ALL to nonperforming loans	143.26%	126.10%	124.66%	114.83%	181.81%
Net charge-offs / recoveries to average loans outstanding during the period	-0.23%	-0.09%	-0.07%	-0.35%	-0.39%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2017		2016		2015		2014		2013
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	1,734	33.7	2,410	35.3	1,711	37.4	1,877	38.8	1,444	36.9
Commercial and other dwelling	4,365	49.2	4,302	46.3	4,436	45.4	3,658	43.7	4,820	44.9
Consumer loans	31	0.1	34	0.1	38	0.1	18	0.1	12	0.1
Commercial business and other	1,352	17.0	952	18.3	768	17.1	808	17.4	913	18.1
Total	7,482	100.0	7,698	100.0	6,953	100.0	6,361	100.0	7,189	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2017, the Bancorp did not hold as investments any derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest bearing balances in financial institutions and federal funds. At December 31, 2017, the Bancorp’s investment portfolio totaled $244.5 million. In addition, the Bancorp had $357 thousand of federal funds sold, and $3.0 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2017	2016	2015
Money market fund	$476	$222	$525
U.S. government agencies:
Available-for-sale	3,890	16,274	17,431
Mortgage-backed securities (1):
Available-for-sale	47,314	67,533	58,259
Collateralized Mortgage Obligations (1):
Available-for-sale	85,624	50,442	60,914
Municipal Securities:
Available-for-sale	103,747	96,745	93,487
Trust Preferred Securities:
Available-for-sale	3,439	2,409	2,734
Totals	$244,490	$233,625	$233,350

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2017, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Money market fund:	$476	0.24%	$-	0.00%	$-	0.00%	$-	0.00%
U.S. government Agencies:
AFS	-	0.00%	1,951	1.75%	1,940	1.86%	-	0.00%
Municipal Securities:
AFS	281	4.96%	4,199	4.13%	26,591	3.62%	72,675	3.24%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	3,439	2.18%
Totals	$757	5.37%	$6,150	3.37%	$28,531	3.50%	$76,114	3.19%

The Bancorp currently holds four trust preferred securities of which three of the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2017, the cost basis of the three trust preferred securities on non-accrual status totaled $3.5 million. One trust preferred security with a cost basis of $1.3 million remains on accrual status.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2017, the Bancorp had $11.3 million in repurchase agreements. Other borrowings totaled $20.9 million, of which $20.3 million represents FHLB advances.

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

	2017		2016		2015
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$117,656	-	$104,672	-	$91,737	-
Interest bearing demand deposits	169,980	0.08	145,347	0.07	138,006	0.07
MMDA accounts	170,211	0.26	167,684	0.21	150,288	0.18
Savings accounts	131,908	0.08	124,214	0.09	105,557	0.07
Certificates of deposit	180,413	0.77	192,991	0.62	190,858	0.55
Total deposits	$770,168	0.27	$734,908	0.24	$676,446	0.22

Maturities of time certificates of deposit and other time deposits of $100 thousand or more at December 31, 2017 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$19,851
Over 3 months through 6 months	18,324
Over 6 months through 12 months	30,218
Over 12 months	22,654
Total	$91,047

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

	At December 31,
	2017	2016	2015
Repurchase agreements:
Balance	$11,300	$13,998	$18,508
Securities underlying the agreements:
Ending carrying amount	18,053	23,571	23,479
Ending fair value	18,053	23,571	23,479
Weighted average rate (1)	0.91%	0.56%	0.45%

	For year ended December 31,
	2017	2016	2015
Highest month-end balance	$17,720	$23,308	$22,020
Average outstanding balance	13,734	17,755	18,003
Weighted average rate on securities sold under agreements to repurchase (2)	0.82%	0.55%	0.38%

	At December 31,
	2017	2016	2015
Fixed rate short-term advances from the FHLB	$6,100	$12,000	$10,000
Fixed rate long-term advances from the FHLB	11,000	13,100	24,100
Variable advances from the FHLB	-	-	5,000
FHLB line-of-credit	3,181	28	-
Overdrawn due from other financial institutions	600	700	393
Total borrowings	$20,881	$25,828	$39,493

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

The activities of the Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2017, the market value of the Wealth Management Group’s assets totaled $306.0 million, a decrease of $13.4 million, compared to December 31, 2016.

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

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2017.

Weighted average yield:
Securities	2.66%
Loans receivable	4.45%
Federal Home Loan Bank stock	4.25%
Total interest-earning assets	3.91%

Weighted average cost:
Deposit accounts	0.27%
Borrowed funds	1.27%
Total interest-bearing liabilities	0.32%

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.59%

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2017	2016	2015
Return on average assets	0.98%	1.03%	0.96%
Return on average equity	9.90%	10.65%	9.90%
Average equity-to-average assets ratio	9.94%	9.67%	9.70%
Dividend payout ratio	36.76%	34.69%	38.50%

	At December 31,
	2017	2016	2015
Total stockholders’ equity to total assets	9.93%	9.21%	9.35%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

The amounts are stated in thousands (000's).

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$5,114	$54	1.06%	$5,149	$31	0.60%	$11,022	$28	0.25%
Federal funds sold	960	4	0.42	409	1	0.24	435	-	0.10
Securities	242,502	6,441	2.66	240,262	6,097	2.54	231,366	6,151	2.66
Total investments	248,576	6,499	2.61	245,820	6,129	2.49	242,823	6,179	2.54
Loans:*
Real estate mortgage loans	495,448	22,697	4.58	485,778	22,474	4.63	429,724	19,766	4.60
Commercial business loans	108,083	4,143	3.83	100,861	3,771	3.74	92,047	3,418	3.71
Consumer loans	382	19	4.97	480	24	5.00	507	19	3.75
Total loans	603,913	26,859	4.45	587,119	26,269	4.47	522,278	23,203	4.44
Total interest-earning assets	852,489	33,358	3.91	832,939	32,398	3.89	765,101	29,382	3.84
Allowance for loan losses	(7,239)			(7,364)			(6,625)
Cash and due from banks	12,171			11,868			11,963
Premises and equipment	19,621			18,955			18,140
Other assets	34,036			31,617			28,782
Total assets	$911,078			$888,015			$817,361

Liabilities:

Demand deposit	$117,656	$-	-%	$101,835	$-	-%	$91,737	$-	-%
NOW accounts	169,980	129	0.08	148,184	101	0.07	138,006	101	0.07
Money market demand accounts	170,211	437	0.26	167,684	360	0.21	150,288	273	0.18
Savings accounts	131,908	110	0.08	124,214	107	0.09	105,557	77	0.07
Certificates of deposit	180,413	1,384	0.77	192,991	1,202	0.62	190,858	1,058	0.55
Total interest-bearing deposits	770,168	2,060	0.27	734,908	1,770	0.24	676,446	1,509	0.22
Borrowed funds	42,060	533	1.27	56,990	575	1.01	52,803	504	0.95
Total interest-bearing liabilities	812,228	2,593	0.32	791,898	2,345	0.30	729,249	2,013	0.28

Other liabilities	8,312			10,275			8,813
Total liabilities	820,540			802,173			738,062

Stockholders' equity	90,538			85,842			79,299
Total liabilities and stockholders' equity	$911,078			$888,015			$817,361
Net interest income		$30,765			$30,053			$27,369
Net interest spread			3.59%			3.59%			3.56%
Net interest margin**			3.61%			3.61%			3.58%

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

	Year Ended December 31,			Year Ended December 31,
	2017	vs.	2016	2016	vs.	2015
	Increase / (Decrease)			Increase / (Decrease)
	Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$748	$(159)	$589	$2,900	$166	$3,066
Securities	57	280	337	232	(286)	(54)
Other interest-earning assets	3	30	33	(20)	24	4
Total interest-earning assets	808	151	959	3,112	(96)	3,016

Interest Expense:
Deposits	88	201	289	136	125	261

Borrowed Funds	(170)	128	(42)	41	30	71
Total interest-bearing liabilities	(82)	329	247	177	155	332

Net change in net interest income/(expense)	$890	$(178)	$712	$2,935	$(251)	$2,684

Bank Subsidiary Activities

NWIN Risk Management, Inc. is a wholly owned subsidiary of the Bancorp. The subsidiary provides captive insurance for the subsidiaries of the Bancorp. At December 31, 2017, the Bancorp had an investment balance of $1.7 million in NWIN Risk Management, Inc.

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2017, the Bank had an investment balance of $172 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2017, the Bank had an investment balance of $330.8 million in NWIN, LLC.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2017, the REIT held assets of $77.4 million in real estate loans.

Columbia Development Company, LLC is a wholly owned subsidiary of the Bank and was incorporated under the laws of the State of Indiana. The subsidiary holds real estate properties that the Bank has acquired through the foreclosure process. At December 31, 2017, the Bank had an investment balance of $4.0 million in Columbia Development Company, LLC.

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

Competition

The Bancorp’s primary market area for deposits, loans and financial services encompasses Lake and Porter Counties, in Northwest Indiana, where all of its offices are located. Approximately ninety-two percent of the Bancorp’s business activities are within this area.

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

Personnel

As of December 31, 2017, the Bank had 185 full-time and 32 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has seven executive officers and has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2017, the Bank met all applicable capital adequacy requirements.

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

The following table shows that, at December 31, 2017, and December 31, 2016, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$88.4	12.9%	$30.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$88.4	12.9%	$41.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$96.0	14.0%	$55.0	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$88.4	9.6%	$36.8	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$82.4	13.1%	$28.3	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$82.4	13.1%	$37.8	6.0%	N/A	N/A
Total capital to risk-weighted assets	$90.1	14.3%	$50.4	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$82.4	9.2%	$36.0	4.0%	N/A	N/A

In addition, the following table shows that, at December 31, 2017, and December 31, 2016, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$86.3	12.6%	$30.9	4.5%	$44.6	6.5%
Tier 1 capital to risk-weighted assets	$86.3	12.6%	$41.2	6.0%	$54.9	8.0%
Total capital to risk-weighted assets	$93.8	13.7%	$54.9	8.0%	$68.7	10.0%
Tier 1 capital to adjusted average assets	$86.3	9.4%	$36.7	4.0%	$45.8	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$81.2	12.9%	$28.4	4.5%	$41.0	6.5%
Tier 1 capital to risk-weighted assets	$81.2	12.9%	$37.9	6.0%	$50.5	8.0%
Total capital to risk-weighted assets	$88.9	14.1%	$50.5	8.0%	$63.1	10.0%
Tier 1 capital to adjusted average assets	$81.2	9.0%	$35.9	4.0%	$44.9	5.0%

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest bearing transaction accounts. Rather, deposits held in noninterest bearing transaction accounts are aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid deposit insurance assessments of $293 thousand during the year ended December 31, 2017. For 2017, the deposit insurance assessment rate before applying one time credits was approximately 0.039% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2017, the FICO assessment rate was 0.52 basis points for each $100 of insured deposits. The Bank paid interest payment assessments of approximately $43 thousand during the year ended December 31, 2017. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

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

The schedules reduce the initial base assessment rate in each of the four risk-based pricing categories.

·	For small Risk category I banks, the rates range from 5-9 basis points.
·	The rates for small institutions in Risk Categories II, III and IV are 14, 23 and 35 basis points, respectively.
·	For large institutions and large, highly complex institutions, the rate schedule ranges from 5 to 35 basis points.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2017, the Bank was in compliance with this requirement.

At December 31, 2017, the Bancorp owned $3.0 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of $20.3 million from the FHLBI. The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $127 thousand in 2017. At December 31, 2017, the Bancorp’s excess borrowing capacity based on collateral from the FHLBI was $115.4 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Accounting for Income Taxes

At December 31, 2017, the Bancorp’s consolidated total deferred tax assets were $3.1 million and the consolidated total deferred tax liabilities were $1.5 million, resulting in a consolidated net deferred tax asset of $1.6 million, net of an $80 thousand valuation allowance. The valuation allowance of $80 thousand was provided for the state tax credit, as management does not believe these amounts will be fully utilized before statutory expiration.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other changes, the Act reduces the corporate federal income tax rate from 34% to 21% effective January 1, 2018. As a result of these changes made by the Act, the Bancorp made the determination to revalue its net deferred tax asset, as deferred tax assets and liabilities are to be measured using enacted rates expected to apply in years in which the deferred tax assets and liabilities are expected to be recovered or settled. See Note 7 – Income Taxes for additional detail related to the Act.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s sixteen banking locations. The Bancorp owns all of its office properties.

The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2017. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue
Munster, IN 46321-3517	1985	$533,799	11,640	$3,312,298
141 W. Lincoln Highway
Schererville, IN 46375-1851	1990	555,669	9,444	2,300,457
7120 Indianapolis Blvd.
Hammond, IN 46324-2221	1979	86,366	2,600	1,005,922
1300 Sheffield
Dyer, IN 46311-1548	1976	172,824	2,100	1,018,166
7915 Taft
Merrillville, IN 46410-5242	1968	113,046	2,750	958,987
8600 Broadway
Merrillville, IN 46410-7034	1996	948,971	4,400	2,601,589
4901 Indianapolis Blvd.
East Chicago, IN 46312-3604	1995	689,087	4,300	1,808,790
1501 Lake Park Avenue
Hobart, IN 46342-6637	2000	1,722,928	6,992	3,389,661
9204 Columbia Avenue
Corporate Center Building
Munster, IN 46321-3517	2003	4,791,632	36,685	13,581,321
855 Stillwater Parkway
Crown Point, IN 46307-5361	2007	1,609,475	3,945	2,485,936
1801 W. 25th Avenue
Gary, IN 46404-3546	2008	1,419,875	2,700	2,041,453
2905 Calumet Avenue
Valparaiso, IN 46383-2645	2009	1,818,286	2,790	2,358,101
9903 Wicker Avenue
Saint John, IN 46373-9402	2010	1,415,875	2,980	2,231,357
130 Rimbach Street
Hammond, IN 46320-1710	2014	811,211	5,230	1,187,099
1900 Indianapolis Blvd.
Whiting, IN 46394-1510	2015	499,439	9,922	793,384
10688 Randolph Street
Crown Point, IN 46307-9424	2015	643,609	2,032	944,615
3927 Ridge Road
Highland, IN 46322-2258	2017	1,727,291	2,282	1,777,680

The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions and electronic banking. Additionally, the Bank utilizes Accutech in Muncie, Indiana for its Wealth Management operations.

The net book value of the Bank’s property, premises and equipment totaled $19.6 million at December 31, 2017.

Item 3. Legal Proceedings

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2018 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

Executive Officer	Age at December 31, 2017	Position
David A. Bochnowski	72	Executive Chairman
Benjamin J. Bochnowski	37	President, Chief Executive Officer
Robert T. Lowry	56	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	59	Executive Vice President, General Counsel, Corporate Secretary
Tanya A. Leetz	47	Executive Vice President, Chief Information and Technology Officer
Todd Scheub	50	Executive Vice President, Chief Banking Officer

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

David A. Bochnowski, is the Executive Chairman of the Bancorp and Bank. His duties include assisting his successor in the transition into the role of Chief Executive Officer of the Company and Bank, assisting the Company and Bank with their strategic goals and budgeting process, and engaging in community and banking activities supporting the mission of the Company and Bank. He formerly served as the Chief Executive Officer for thirty-five years retiring from that position in April of 2016. He has been Chairman of the Company and Bank since 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is the past Chairman of America’s Community Bankers, now merged with the American Bankers Association. He is a past Chairman of the American Banker Association’s Government Relations Council. He was selected by the Securities and Exchange Commission to serve on the Commission’s Advisory Council on Small and Emerging Companies. He is a former Chairman of the Indiana Department of Financial Institutions; former director of the Federal Home Loan Bank of Indianapolis, and, a former member of the Federal Reserve Thrift Advisory Council. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Health Care System, serves as Vice-Chairman of Calumet College, and serves on the board of Trustees of Valparaiso University. He is a former Chairman of the Legacy Foundation of Lake County, a former Director of One Region, a former Director of Habitat for Humanity, and a former director of the Local Initiatives Support Corporation (LISC), among others. Before joining the Bank, Mr. Bochnowski was an attorney in private practice. He holds an undergraduate Bachelor of Science and Juris Doctor degrees from Georgetown University and a Master’s Degree from Howard University. He served as an officer in the United States Army and received a Bronze Star for his service in the Vietnam conflict. Mr. Bochnowski is the father of Benjamin Bochnowski, the President and Chief Executive Officer of the Bancorp and Bank.

Benjamin J. Bochnowski has served as President and Chief Executive Officer of Northwest Indiana Bancorp and Peoples Bank, SB (“Peoples”) since April 2016, and has served as a director of both companies since 2014. Since joining Peoples in 2010, Mr. Bochnowski also held the position of Executive Vice President, Chief Operating Officer; prior to that, he held positions overseeing risk management and strategic planning. He earned a bachelor’s degree from the University of Michigan, followed by an MBA from ESADE business school in Barcelona, Spain. He speaks Spanish, and is a graduate of the American Bankers Association’s Stonier Graduate School of Banking with a Leadership Certificate from the Wharton School at the University of Pennsylvania. Mr. Bochnowski volunteers with the Volunteer Income Tax Assistance (VITA) Program for low-income individuals. He is a Board Member at the Legacy Foundation, One Region, and the Indiana Bankers Association; he has also been a mentor for the Entrepreneurship Bootcamp for Veterans at Purdue University. Mr. Bochnowski is the son of David A. Bochnowski, the Chairman, Chief Executive Officer of the Bancorp and the Bank.

Robert T. Lowry is Executive Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, financial reporting, and risk management activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Assistant Controller, Internal Auditor and Controller. Mr. Lowry is a Certified Public Accountant (CPA) and a Chartered Global Management Accountant (CGMA). Mr. Lowry holds a Master’s of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry has taught online courses for the American Bankers Association that focused on capital and liquidity management, interest rate risk and investments. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana as board treasurer and chairman of the finance committee. In addition, Mr. Lowry is a volunteer for the IRS Volunteer Income Tax Assistance (VITA) program. He is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society.

Leane English Cerven is Executive Vice President, General Counsel, and Corporate Secretary of the Bancorp and Bank. Ms. Cerven joined the Bancorp and the Bank in May of 2010. Prior to joining the Bancorp and the Bank, she practiced law for sixteen years in Chicago, first as an Associate Attorney with Mayer, Brown & Platt where she practiced primarily in the banking area, which included transactions involving the Resolution Trust Corporation/FDIC, corporate, international, bankruptcy, and litigation practice areas, and then as Vice President and Legal Counsel for Bank One where she practiced primarily in the commercial finance area, including secured and unsecured transactions, mergers and acquisitions, workouts, purchase of assets out of bankruptcy, international and multicurrency transactions, syndications, ESOP financings, and capital regulations. She is licensed to practice law in Indiana and Illinois. Ms. Cerven holds a Juris Doctorate degree from Valparaiso University School of Law and a Bachelor of Arts degree from the University of Minnesota, Minneapolis. She is a 2014 graduate of the American Bankers Association Stonier Graduate School of Banking, a member of the Stonier Graduate School of Banking Advisory Board, and a Stonier Capstone Advisor. She is also a member of the ABA’s Regional Banks General Counsels Group and the Society of Corporate Secretaries & Governance Professionals. Ms. Cerven is actively involved in community service and serves on the Board of Directors of South Shore Arts, the Bioethics Committees for St. Catherine’s Hospital and St. Mary’s Hospital, the Investment Committee for the Catholic Foundation of Northwest Indiana, and the Finance Council for St. Thomas More Church.

Tanya A. Leetz is Executive Vice President, Chief Information and Technology Officer of the Bancorp and the Bank. She is responsible for operational and technology activities. Ms. Leetz joined the Bank in 1994 and has previously served as trust administrator, management development, information systems manager, and chief operating officer. She is a Certified Information Security Manager (CISM) and Certified in Risk and Information Systems Control (CRISC). Ms. Leetz holds a Master’s Degree in Business Administration and a Bachelor of Science Degree in Financial Planning from Purdue University. She also graduated from America’s Community Bankers National School of Banking. Ms. Leetz currently serves on the Executive Committee on the Board of the Boys and Girls Clubs of Greater Northwest Indiana and is involved in other community activities. She is a member of the Information Systems Audit and Control Association and serves as an advisory member of a technology committee.

Todd M. Scheub is Executive Vice President, Chief Banking Officer of the Bancorp and the Bank. He is responsible for the Bank’s Wealth Management group, Retail Banking group, Marketing, Commercial, and Retail lending groups as well as the management of asset quality in the loan portfolio. Mr. Scheub joined the Bank in 1996 and has previously held positions in the commercial lending group. He provides oversight to the sales group in wealth management, retail banking, business and retail lending as well as chairing the Senior Officer’s Loan Committee. Additionally he provides oversight to the Bank’s Marketing group. He is the liaison to the operations and technology group, risk management, executive management, and the Board of Directors on all items related to the Bank’s sales groups. Mr. Scheub holds a Bachelor of Science Degree in Business and a Master’s Degree in Business Administration from Indiana University Northwest. He also graduated from America’s Community Bankers National School of Banking. Mr. Scheub is a Board Member at Campagna Academy, Frontline Foundations, and the Northwest Indiana Regional Development Company.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Bancorp’s Common Stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board. The Bancorp’s stock is not actively traded. As of February 16, 2018, the Bancorp had 2,868,940 shares of common stock outstanding and 413 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms. Set forth below are the high and low bid prices during each quarter for the years ended December 31, 2017 and December 31, 2016. The bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Also set forth is information concerning the dividends declared by the Bancorp during the periods reported. Note 11 to the Financial Statements describes regulatory limits on the Bancorp’s ability to pay dividends.

				Dividends
		Per Share Prices		Declared Per
		High	Low	Common Share
Year Ended
December 31, 2017	1st Quarter	$40.50	$38.40	$0.28
	2nd Quarter	41.00	39.50	0.29
	3rd Quarter	42.50	40.50	0.29
	4th Quarter	44.50	41.50	0.29

Year Ended
December 31, 2016	1st Quarter	$31.05	$29.30	$0.27
	2nd Quarter	30.00	28.35	0.28
	3rd Quarter	32.50	29.00	0.28
	4th Quarter	39.87	33.00	0.28

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the twelve months ended December 31, 2017 under the stock repurchase program.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number	Average Price	Publicly Announced	Be Purchased Under
Period	of Shares Purchased	Paid per Share	Plans or Programs	the Program(1)
January 1, 2017 – January 31, 2017	-	N/A	-	48,828
February 1, 2017 – February 28, 2017	-	N/A	-	48,828
March 1, 2017 – March 31, 2017	-	N/A	-	48,828
April 1, 2017 – April 30, 2017	-	N/A	-	48,828
May 1, 2017 – May 31, 2017	-	N/A	-	48,828
June 1, 2017 – June 30, 2017	-	N/A	-	48,828
July 1, 2017 – July 31, 2017	-	N/A	-	48,828
August 1, 2017 – August 31, 2017	-	N/A	-	48,828
September 1, 2017 – September 30, 2017	-	N/A	-	48,828
October 1, 2017 – October 31, 2017	-	N/A	-	48,828
November 1, 2017 – November 30, 2017	-	N/A	-	48,828
December 1, 2017 – December 31, 2017	-	N/A	-	48,828

(1) The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 6. Selected Financial Data

Fiscal Year Ended	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Statement of Income:

Total interest income	$33,358	$32,399	$29,383	$27,183	$26,157
Total interest expense	2,592	2,345	2,013	1,820	1,730
Net interest income	30,766	30,054	27,370	25,363	24,427
Provision for loan losses	1,200	1,268	954	875	450
Net interest income after provision for loan losses	29,566	28,786	26,416	24,488	23,977
Noninterest income	7,752	7,613	6,850	6,074	5,359
Noninterest expense	25,488	24,709	23,616	21,015	19,821
Net noninterest expense	17,736	17,096	16,766	14,941	14,462
Income tax expenses	2,869	2,548	1,798	2,153	2,397
Net income	$8,961	$9,142	$7,852	$7,394	$7,118

Basic earnings per common share	$3.13	$3.20	$2.75	$2.60	$2.50
Diluted earnings per common share	$3.13	$3.20	$2.75	$2.60	$2.50
Cash dividends declared per common share	$1.15	$1.11	$1.06	$0.97	$0.85

	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Balance Sheet:

Total assets	$927,259	$913,626	$864,893	$775,044	$693,453
Loans receivable	620,211	583,650	571,898	488,153	437,821
Investment securities	244,490	233,625	233,350	213,600	194,296
Deposits	793,004	779,771	714,875	633,946	572,893
Borrowed funds	32,181	39,826	58,001	53,906	44,929
Total stockholders' equity	92,060	84,108	80,909	76,165	66,761

	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Interest Rate Spread During Period:

Average effective yield on loans and investment securities	3.91%	3.89%	3.84%	3.82%	4.03%
Average effective cost of deposits and borrowings	0.32%	0.30%	0.28%	0.27%	0.28%
Interest rate spread	3.59%	3.59%	3.56%	3.55%	3.75%

Net interest margin	3.61%	3.61%	3.58%	3.57%	3.77%
Return on average assets	0.98%	1.03%	0.96%	0.97%	1.03%
Return on average equity	9.90%	10.65%	9.90%	10.14%	10.17%

	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013

Common equity tier 1 capital to risk-weighted assets	12.9%	13.1%	12.4%	N/A	N/A
Tier 1 capital to risk-weighted assets	12.9%	13.1%	12.4%	13.6%	14.3%
Total capital to risk-weighted assets	14.0%	14.3%	13.5%	14.8%	15.6%
Tier 1 capital to adjusted average assets	9.6%	9.2%	9.0%	9.2%	10.0%

Allowance for loan losses to total loans	1.21%	1.32%	1.22%	1.30%	1.64%
Allowance for loan losses to non-performing loans	143.26%	126.10%	124.66%	114.83%	181.81%
Non-performing loans to total loans	0.84%	1.05%	0.98%	1.10%	0.90%

Total loan accounts	5,680	5,655	5,628	5,140	4,472
Total deposit accounts	31,080	31,175	30,968	28,955	29,861
Total branches (all full service)	16	16	16	14	12

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

A summary of the Bancorp’s significant accounting policies are detailed in Note 1 to the Bancorp’s consolidated financial statements included in this report. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of foreclosed real estate, loan servicing rights, investment securities, deferred tax assets, goodwill, and the status of contingencies are particularly susceptible to material change in the near term.

At December 31, 2017, the Bancorp had total assets of $927.3 million and total deposits of $793.0 million. The Bancorp's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) that is administered by the Federal Deposit Insurance Corporation (FDIC), an agency of the federal government. At December 31, 2017, stockholders' equity totaled $92.1 million, with book value per share at $32.14. Net income for 2017 was $9.0 million, or $3.13 basic and diluted earnings per common share. The return on average assets was 0.98%, while the return on average stockholders’ equity was 9.90%.

Financial Condition

During the year ended December 31, 2017, total assets increased by $13.6 million (1.5%), to $927.3 million, with interest-earning assets increasing by $19.2 million (2.3%). At December 31, 2017, interest-earning assets totaled $871.5 million and represented 94.0% of total assets. Loans totaled $620.2 million and represented 71.2% of interest-earning assets, 66.9% of total assets and 78.2% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality growth, product diversification, and competitive and profitable pricing. The loan portfolio includes $208.9 million (33.7%) in residential real estate loans, $211.1 million (34.0%) in commercial real estate loans, $76.9 million (12.4%) in commercial business loans, $43.4 million (7.0%) in multifamily loans, $50.7 million (8.2%) in construction and land development loans, $28.6 million (4.6%) in government, and $461 thousand (0.1%) in consumer loans. Adjustable rate loans comprised 56.2% of total loans at year-end. During 2017, loan balances increased by $36.6 million (6.3%), with commercial real estate, construction and land development, multifamily, residential real estate and consumer balances increasing. The increase in loans during the year is the result of improving credit and economic conditions.

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. During 2017, the Bancorp sold $44.0 million in newly originated fixed rate mortgage loans, compared to $60.0 million during 2016. Net gains realized from the mortgage loan sales totaled $1.2 million for 2017, compared to $1.6 million for 2016. At December 31, 2017, the Bancorp had $1.6 million in loans that were classified as held for sale.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $5.2 million at December 31, 2017, compared to $6.1 million at December 31, 2016, a decrease of $882 thousand or 14.5%. The ratio of non-performing loans to total loans was 0.84% at December 31, 2017, compared to 1.05% at December 31, 2016. The ratio of non-performing loans to total assets was 0.56% at December 31, 2017, compared to 0.67% at December 31, 2016. The decrease in the ratio of non-performing loans for 2017 is primarily the result of charge-offs to non-accruing residential real estate loans totaling $1.0 million. At December 31, 2017, all non-performing loans are also accounted for on a non-accrual basis, except for four residential real estate loans totaling $227 thousand that were classified as accruing and 90 days past due.

Loans, internally classified as substandard, totaled $5.9 million at December 31, 2017, compared to $6.1 million at December 31, 2016 a decrease of $199 thousand or 3.3%. The slight decrease in substandard loans is primarily due to the results of ongoing business operations related to the management of a loan portfolio and not due to one specific borrower. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2017 or December 31, 2016. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $11.7 million at December 31, 2017, compared to $10.6 million at December 31, 2016 an increase of $1.1 million or 10.4%. The increase in watch loans is primarily the result of the addition of two commercial real estate loans totaling $1.5 million.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At December 31, 2017, impaired loans totaled $2.5 million compared to $3.5 million at December 31, 2016. The December 31, 2017, impaired loan balances consist of fourteen commercial real estate, construction & land development, and commercial business loans totaling $1.4 million that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, twenty-one mortgage loans totaling $462 thousand, along with forty-five purchased credit impaired mortgage loans totaling $690 thousand, have also been classified as impaired. The December 31, 2017 allowance for loan losses (“ALL”) contained $704 thousand in specific allowances for collateral deficiencies, compared to $1.2 million at December 31, 2016. The decrease in the specific allowance was primarily due to charge-off activity. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

At December 31, 2017, the Bancorp classified five loans totaling $535 thousand as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include two residential real estate loans totaling $302 thousand for which an extension in maturity and reduction in interest rate was granted, two commercial business loans totaling $52 thousand for which a reduction in principal was granted, and one commercial real estate loan totaling $181 thousand for which a reduction in interest rate and change in amortization was granted with no change to the maturity date. At December 31, 2017, all of the Bancorp’s loans classified as troubled debt restructurings are accruing loans. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At December 31, 2017, management is of the opinion that there are no loans, except those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

For 2017, $1.2 million in provisions to the ALL were required, compared to $1.3 million for 2016 a decrease of $68 thousand or 5.4%. The ALL provision decrease is primarily a result of overall non-performing and impaired loans declining for the period. For 2017, net loan charge-offs, totaled $1.4 million, compared to $522 thousand for 2016. The net loan charge-offs for 2017 were comprised of $956 thousand in residential real estate loans, $347 thousand in commercial business loans, $60 thousand in home equity loans, and $53 thousand in consumer loans. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has given consideration to risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL to total loans was 1.21% at December 31, 2017, compared to 1.32% at December 31, 2016. The decrease in the ratio was related to the overall decrease in non-performing loans and management’s current opinion on the strength of the portfolio. ALL to non-performing loans (coverage ratio) was 143.26% at December 31, 2017, compared to 126.10% at December 31, 2016. The December 31, 2017 balance in the ALL account of $7.5 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At December 31, 2017, foreclosed real estate totaled $1.7 million, which was comprised of sixteen properties, compared to $2.7 million and twenty-six properties at December 31, 2016. During 2017, loans totaling $349 thousand were transferred into foreclosed real estate, while net sales of foreclosed real estate totaled $1.2 million. Net gains from the 2017 sales totaled $103 thousand. Market value adjustments in 2017 of $158 thousand were also made. At the end of December 2017 all of the Bancorp’s foreclosed real estate is located within its primary market area.

At December 31, 2017, the Bancorp's investment portfolio totaled $244.5 million and was invested as follows: 54.4% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 42.4% in municipal securities, 1.6% in U.S. government agency debt securities, 1.4% in trust preferred securities, and 0.2% in a money market fund. During 2017, securities increased by $10.9 million (4.7%). The increase is a result of proceeds from sales, calls and maturities being reinvested in addition to market values increasing on the portfolio. In addition, at December 31, 2017, the Bancorp had $3.0 million in FHLB stock.

As of December 31, 2017, three of the Bancorp’s four investments in trust preferred securities are in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities on non-accrual status. At December 31, 2017, the cost basis of the three trust preferred securities on non-accrual status totaled $3.5 million. One trust preferred security with a cost basis of $1.3 million remains on accrual status.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At December 31, 2017, deposits totaled $793.0 million. During 2017, deposits increased by $13.2 million (1.7%). The 2017 change in deposits was comprised of the following: certificates of deposit decreased by $1.7 million (0.9%), checking accounts increased by $20.8 million (7.2%), savings accounts increased by $2.1 million (1.6%), and money market deposit accounts (MMDA’s) decreased by $8.0 million (4.5%). Deposit balances increased for the year as a result of the continued customer preferences for liquid investments in the current low interest rate environment.

The Bancorp’s borrowed funds are primarily comprised of repurchase agreements and FHLB advances that are used to fund asset growth not supported by deposit generation. At December 31, 2017, borrowed funds totaled $20.8 million compared to $25.8 million at December 31, 2016, a decrease of $4.9 million (19.2%). Strong core deposit growth for the year reduced the need for borrowed funds. Retail repurchase agreements totaled $11.3 million at December 31, 2017, compared to $14.0 million at December 31, 2016, a decrease of $2.7 million (19.3%). FHLB advances totaled $17.1 million, decreasing $8.0 million or 20.8%. The Bancorp’s FHLB line of credit totaled $3.2 million at December 31, 2017, compared to $28 thousand at December 31, 2016. Other short-term borrowings totaled $600 thousand at December 31, 2017, compared to $700 thousand at December 31, 2016.

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

During 2017, cash and cash equivalents decreased $32.4 million compared to an increase of $33.6 million for 2016. During 2017, the primary sources of cash and cash equivalents were from maturities and sales of securities, deposit originations, loan sales and repayments, FHLB advances, and cash from operating activities. The primary uses of cash and cash equivalents were loan originations, purchases of securities, FHLB advance repayments, and the payment of common stock dividends. During 2017, cash from operating activities totaled $12.3 million, compared to $10.4 million for 2016. The increase in cash from operating activities was primarily a result of an increase in clearing accounts that facilitate customer transactions. Cash outflows from investing activities totaled $47.0 million during 2017, compared to outflows of $20.4 million during 2016. The changes for the current year were related to increased loan payoffs and proceeds from sales of securities available-for-sale. Net cash inflows from financing activities totaled $2.3 million in 2017, compared to net cash inflows of $43.6 million in 2016. The decrease during 2017 was primarily due to repurchase agreements and borrowed funds decreasing. On a cash basis, the Bancorp paid dividends on common stock of $3.3 million and $3.1 million during 2017 and 2016, respectively. During 2017, the Bancorp’s Board of Directors increased dividends as earnings and capital continued to be sufficient to warrant dividend increases.

Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. Stockholders' equity totaled $92.1 million at December 31, 2017, compared to $84.1 million at December 31, 2016, an increase of $8.0 million (9.5%). The increase was primarily the result of net income of $9.0 million less $3.3 million in cash dividends. At December 31, 2017, book value per share was $32.14 compared to $29.41 for 2016.

The Bancorp is subject to risk-based capital guidelines adopted by the FRB, and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. These regulations divide capital into various tiers, as described in “Recent Developments – Regulatory Capital Rules” above. The following table shows that, at December 31, 2017, the Bancorp’s capital exceeded all regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$88.4	12.9%	$30.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$88.4	12.9%	$41.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$96.0	14.0%	$55.0	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$88.4	9.6%	$36.8	4.0%	N/A	N/A

The following table shows that, at December 31, 2017, the Bank’s capital exceeded all regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$86.3	12.6%	$30.9	4.5%	$44.6	6.5%
Tier 1 capital to risk-weighted assets	$86.3	12.6%	$41.2	6.0%	$54.9	8.0%
Total capital to risk-weighted assets	$93.8	13.7%	$54.9	8.0%	$68.7	10.0%
Tier 1 capital to adjusted average assets	$86.3	9.4%	$36.7	4.0%	$45.8	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2018, without the need for qualifying for an exemption or prior DFI approval, is $10.2 million plus 2018 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 17, 2017, the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.29 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 9, 2018.

Results of Operations – Comparison of 2017 to 2016

Net income for 2017 was $9.0 million, compared to $9.1 million for 2016, a decrease of $181 thousand (2.0%). The decrease in net income for 2017 was the result of a revaluation of the deferred asset in relation to tax reform passed and signed into law in 2017. The earnings represent a return on average assets of 0.98% for 2017 compared to 1.03% for 2016. The return on average equity was 9.90% for 2017 compared to 10.65% for 2016.

Net interest income for 2017 was $30.8 million, an increase of $712 thousand (2.4%) from $30.1 million for 2016. During the year, the Bancorp’s yield on interest earning assets was positively impacted by higher yields, while interest expense was driven higher primarily by deposit account growth and an increased cost of funds. The weighted-average yield on interest-earning assets was 3.91% for 2017 compared to 3.89% for 2016. The weighted-average cost of funds was 0.32% for 2017 compared to 0.30% for 2016. The impact of the 3.91% return on interest earning assets and the 0.32% cost of funds resulted in a net interest spread of 3.59% for 2017, the same as it was for 2016. During 2017, total interest income increased by $959 thousand (3.0%) while total interest expense increased by $247 thousand (10.5%). The net interest margin was 3.61% for 2017 the same as it was 2016. The Bancorp’s tax equivalent net interest margin for 2017 was 3.84% compared to 3.85% for 2016.

During 2017, interest income from loans increased by $589 thousand (2.2%) compared to 2016. The increase in interest income from loans is a result of increased loan balances, improving credit and economic conditions. The weighted-average yield on loans outstanding was 4.45% for 2017 compared to 4.47% for 2016. Loan balances averaged $603.9 million for 2017, an increase of $16.8 million (2.9%) from $587.1 million for 2016. During 2017, interest income from securities and other interest earning assets increased by $370 thousand (6.0%) compared to 2016. The weighted-average yield on securities and other interest earning assets was 2.61% for 2017 compared to 2.49% for 2016. Securities and other interest earning assets averaged $248.6 million for 2017, up $3.0 million (1.1%) from $245.8 million for 2016.

Interest expense for deposits increased by $289 thousand (16.3%) during 2017 compared to 2016. The change was due to an increase in the weighted-average rate paid on deposits and increased balances. The weighted-average rate paid on deposits for 2017 was 0.27% compared to 0.24% for 2016. Total deposit balances averaged $770.2 million for 2017, an increase of $35.3 million (4.8%) from $734.9 million for 2016. Interest expense for borrowed funds decreased by $42 thousand (7.3%) during 2017 compared to 2016. The change was due to lower average balances. The weighted-average cost of borrowed funds was 1.27% for 2017 compared to 1.01% for 2016. Borrowed funds averaged $42.1 million during 2017, a decrease of $14.9 million (26.2%) from $57.0 million for 2016.

Noninterest income for 2017 was $7.8 million, an increase of $139 thousand (1.8%) from $7.6 million for 2016. During 2017, fees and service charges totaled $3.31 million, an increase of $401 thousand (13.8%) from $2.91 million for 2016. The increase in fees and service charges is the result of the Bancorp’s growing depository base and enhanced product offerings. Fees from Wealth Management operations totaled $1.71 million for 2017, an increase of $31 thousand (1.8%) from $1.68 million for 2016. The increase in Wealth Management income is related to growth in average assets under management and market value changes. Gains from loan sales totaled $1.2 million for the current year, a decrease of $409 thousand (25.4%), compared to $1.6 million for 2016. The decrease in gains from the sale of loans is a result of less originations for the year. Gains from the sale of securities totaled $860 thousand for the current year, an increase of $34 thousand (4.1%) from $826 thousand for 2016. Current market conditions continue to provide opportunities to manage securities cash flows, while recognizing gains from the sales of securities. In 2017, $460 thousand from the increase in the cash value of bank owned life insurance was recorded, a decrease of $9 thousand (1.9%) compared to $469 thousand for 2016. For 2017, foreclosed real estate sales gains totaled $103 thousand, an increase of $3 thousand (3.0%) from $100 thousand for 2016. During 2017, other noninterest income totaled $107 thousand, an increase of $88 thousand (463.2%) from $19 thousand for 2016. Rental income from REO properties were the main reason for the increase in other noninterest income for 2017.

Noninterest expense for 2017 was $25.5 million, up $779 thousand (3.2%) from $24.7 million for 2016. During 2017, compensation and benefits totaled $14.2 million, an increase of $240 thousand (1.7%) from $14.0 million for 2016. The increase in compensation and benefits is the result of the Bancorp’s ordinary course, annual adjustments to salaries. Occupancy and equipment expense totaled $3.3 million for 2017, a decrease of $353 thousand (9.7%) compared to $3.6 million for 2016. The decrease in occupancy and equipment expense is the result of lower building operating expenses. Data processing expense totaled $1.5 million for 2017, an increase of $114 thousand (8.5%) from $1.4 million for 2016. Data processing expense has increased as a result of increased system utilization. Marketing expense related to banking products totaled $595 thousand for the year, an increase of $78 thousand (15.1%) from $517 thousand for 2016. Federal deposit insurance premiums totaled $336 thousand for 2017, a decrease of $118 thousand (26.0%) from $454 thousand for 2016. The decrease was the result of lower FDIC assessment rates. Statement and check processing expense totaled $383 thousand for the year, an increase of $10 thousand (2.7%) from $373 thousand for 2016. Professional service expense totaled $443 thousand for the year, an increase of $78 thousand (21.4%) from $365 thousand for 2016. Other expenses related to banking operations totaled $4.8 million for 2017, an increase of $730 thousand (18.0%) from $4.0 million for 2016. The increase in other operating expenses is generally related to increased loan collection efforts, increased foreclosure expenses, and an increased use of third-party services. The Bancorp’s efficiency ratio for 2017 was 66.17% compared to 65.61% for 2016. The weaker efficiency ratio is primarily the result of higher noninterest expense. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

The Bancorp had an income tax expense for 2017 of $2.9 million compared to income tax expense of $2.5 million for 2016, an increase to expense of $321 thousand (12.6%). The combined effective federal and state tax rates for the Bancorp were 24.3% for 2017 and 21.8% for 2016. The Bancorp’s higher current period effective tax rate is a result of the revaluation of the deferred tax asset as a result of tax reform being signed into law in 2017. A valuation allowance remains for certain other state tax credits that management does not believe will be fully utilized before statutory expiration.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

Report of Independent Registered

Public Accounting Firm

To the Board of Directors and Stockholders

NorthWest Indiana Bancorp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NorthWest Indiana Bancorp and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2017, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), based on criteria established in Internal Control-Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated February 20, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

We have served as the Company’s auditor since 2010.

Chicago, Illinois

February 20, 2018

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2017	2016

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$10,529	$15,338
Interest bearing deposits in other financial institutions	139	28,671
Federal funds sold	357	215

Total cash and cash equivalents	11,025	44,224

Certificates of deposit in other financial institutions	1,676	885

Securities available-for-sale	244,490	233,625
Loans held-for-sale	1,592	2,193
Loans receivable	620,211	583,650
Less: allowance for loan losses	(7,482)	(7,698)
Net loans receivable	612,729	575,952
Federal Home Loan Bank stock	3,000	3,000
Accrued interest receivable	3,262	3,086
Premises and equipment	19,559	19,287
Foreclosed real estate	1,699	2,665
Cash value of bank owned life insurance	19,355	18,895
Goodwill	2,792	2,792
Other assets	6,080	7,022

Total assets	$927,259	$913,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$120,556	$111,800
Interest bearing	672,448	667,971
Total	793,004	779,771
Repurchase agreements	11,300	13,998
Borrowed funds	20,881	25,828
Accrued expenses and other liabilities	10,014	9,921

Total liabilities	835,199	829,518

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: December 31, 2017 - 2,920,545	361	361
December 31, 2016 - 2,916,195
shares outstanding: December 31, 2017 - 2,864,507
December 31, 2016 - 2,860,157
Additional paid-in capital	4,506	4,300
Accumulated other comprehensive income (loss)	684	(1,506)
Retained earnings	86,509	80,953

Total stockholders' equity	92,060	84,108

Total liabilities and stockholders' equity	$927,259	$913,626

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Year Ended December 31,
	2017	2016
Interest income:
Loans receivable
Real estate loans	$22,697	$22,474
Commercial loans	4,143	3,772
Consumer loans	19	24
Total loan interest	26,859	26,270
Securities	6,434	6,097
Other interest earning assets	65	32

Total interest income	33,358	32,399

Interest expense:
Deposits	2,059	1,770
Repurchase agreements	113	98
Borrowed funds	420	477

Total interest expense	2,592	2,345

Net interest income	30,766	30,054
Provision for loan losses	1,200	1,268

Net interest income after provision for loan losses	29,566	28,786

Noninterest income:
Fees and service charges	3,311	2,910
Wealth management operations	1,711	1,680
Gain on sale of loans held-for-sale, net	1,200	1,609
Gain on sale of securities, net	860	826
Increase in cash value of bank owned life insurance	460	469
Gain on sale of foreclosed real estate	103	100
Other	107	19

Total noninterest income	7,752	7,613

Noninterest expense:
Compensation and benefits	14,219	13,979
Occupancy and equipment	3,281	3,634
Data processing	1,453	1,339
Marketing	595	517
Professional services	443	365
Statement and check processing	383	373
Federal deposit insurance premiums	336	454
Other	4,778	4,048

Total noninterest expense	25,488	24,709

Income before income tax expenses	11,830	11,690
Income tax expenses	2,869	2,548

Net income	$8,961	$9,142

Earnings per common share:
Basic	$3.13	$3.20
Diluted	$3.13	$3.20

Dividends declared per common share	$1.15	$1.11

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year Ended December 31,
	2017	2016

Net income	$8,961	$9,142

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain/(loss) arising during the period	4,009	(3,551)
Less: reclassification adjustment for gains included in net income	(860)	(826)
Net securities gain/(loss) during the period	3,149	(4,377)
Tax effect	(1,070)	1,493
Net of tax amount	2,079	(2,884)

Net change in unrealized gain on postretirement benefit:
Termination of plan	-	(28)
Amortization of net actuarial gain	-	-
Net loss during the period	-	(28)
Tax effect	-	-
Net of tax amount	-	(28)
Other comprehensive gain/(loss), net of tax	2,079	(2,912)

Comprehensive income, net of tax	$11,040	$6,230

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2016	$361	$4,158	$1,406	$74,984	$80,909

Comprehensive income:
Net income	-	-	-	9,142	9,142
Net unrealized loss on securities available-for- sale, net of reclassification and tax effects	-	-	(2,884)	-	(2,884)
Termination of plan	-	-	(28)	-	(28)
Comprehensive income					6,230
Stock-based compensation expense	-	142	-	-	142
Cash dividends, $1.11 per share	-	-	-	(3,173)	(3,173)

Balance at December 31, 2016	$361	$4,300	$(1,506)	$80,953	$84,108

Comprehensive income:
Net income	-	-	-	8,961	8,961
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	2,079	-	2,079
Comprehensive income					11,040
Exercise of 500 incentive stock option shares at $28.50 per share	-	14	-	-	14
Stock-based compensation expense	-	192	-	-	192
Reclassification related to tax effect of unrealized gains	-	-	111	(111)	-
Cash dividends, $1.15 per share	-	-	-	(3,294)	(3,294)

Balance at December 31, 2017	$361	$4,506	$684	$86,509	$92,060

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,961	$9,142
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(42,212)	(58,338)
Sale of loans originated for sale	43,980	60,163
Depreciation and amortization, net of accretion	2,548	2,502
Deferred tax expense	377	125
Reclassification related to tax effect of unrealized gains	(111)	-
Amortization of mortgage servicing rights	64	52
Stock based compensation expense	192	142
Gain on sale of securities, net	(860)	(826)
Gain on sale of loans held-for-sale, net	(1,200)	(1,609)
Gain on sale of foreclosed real estate	(103)	(100)
Provision for loan losses	1,200	1,268
Net change in:
Interest receivable	(176)	(86)
Other assets	(455)	(858)
Accrued expenses and other liabilities	93	(1,187)
Total adjustments	3,337	1,248
Net cash - operating activities	12,298	10,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	245	-
Purchase of certificates of deposit in other financial institutions	(1,036)	(885)
Proceeds from maturities and pay downs of securities available-for-sale	25,033	49,412
Proceeds from sales of securities available-for-sale	56,347	44,258
Purchase of securities available-for-sale	(89,399)	(98,633)
Loan participations purchased	(796)	-
Net change in loans receivable	(37,390)	(14,070)
Purchase of premises and equipment, net	(1,657)	(1,710)
Proceeds from sale of foreclosed real estate, net	1,278	820
Change in cash value of bank owned life insurance	(460)	(469)
Net cash - investing activities	(47,835)	(21,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	13,233	64,896
Proceeds from FHLB advances	9,000	11,000
Repayment of FHLB advances	(17,000)	(25,000)
Change in other borrowed funds	355	(4,175)
Proceeds from exercise of incentive stock options	14	-
Dividends paid	(3,264)	(3,143)
Net cash - financing activities	2,338	43,578
Net change in cash and cash equivalents	(33,199)	32,691
Cash and cash equivalents at beginning of period	44,224	11,533
Cash and cash equivalents at end of period	$11,025	$44,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,591	$2,349
Income taxes	1,895	2,655
Noncash activities:
Transfers from loans to foreclosed real estate	$349	$1,794

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2017 and 2016

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

Certificates of deposits in other financial institutions – Certificates of deposits in other financial institutions generally mature within 5 years and are carried at cost.

Securities – The Bancorp classifies securities into held-to-maturity, available-for-sale, or trading categories. Held-to-maturity securities are those which management has the positive intent and the Bancorp has the ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax. At December 31, 2017, and 2016, all of the Bancorp’s securities were classified as available-for-sale. The Bancorp does not have a trading portfolio. Realized gains and losses resulting from the sale of securities recorded on the trade date are computed by the specific identification method. Interest and dividend income, adjusted by amortization of premiums or discounts on a level yield method, are included in earnings. Securities are reviewed for other-than-temporary impairment on a quarterly basis.

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

Goodwill and Intangibles – The Bancorp records the assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values. These fair values often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, goodwill and indefinite-lived assets recorded are reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss is recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

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

At December 31, 2017 and 2016, the Bancorp evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Bancorp believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Bancorp's financial condition, results of operations, or cash flows. Accordingly, the Bancorp has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2017 and 2016.

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

Earnings Per Common Share – Basic earnings per common share is net income divided by the weighted-average number of common shares outstanding during the period. There were no outstanding incentive stock options at December 31, 2017, however, the weighted average calculation for dilution still considers them outstanding for part of the year.

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

Restrictions on Cash – Cash on hand or on deposit with the Federal Reserve Bank of $878 thousand and $765 thousand was required to meet regulatory reserve and clearing requirements at December 31, 2017 and 2016, respectively. These balances do not earn interest.

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

Reclassification – Certain amounts appearing in the consolidated financial statements and notes thereto for the year ended December 31, 2016, may have been reclassified to conform to the December 31, 2017 presentation.

Trust Assets – Assets of the Bancorp’s wealth management department, other than cash on deposit at the Bancorp, are not included in these consolidated financial statements because they are not assets of the Bancorp.

Adoption of New Accounting Pronouncements – In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09 and ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Bancorp's year ending December 31, 2018 and has been adopted as of January 1, 2018. The use of the modified retrospective approach will be used for implementing this standard. Interest income is outside of the scope of the new standard and will not be impacted by the adoption of the standard. A review of the Bancorp’s noninterest income has not resulted in a change in revenue recognition since adoption, nor is revenue recognition expected to change revenue recognition prospectively in a significant way.

In January 2016, FASB issued Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosures related to certain financial instruments, including requiring equity investments to be accounted for at fair value with changes recorded through earnings, the use of the exit price when measuring fair value, and disaggregation of financial assets and liabilities by category for disclosure purposes. The new guidance will be effective for the Bancorp's year ending December 31, 2018 and was adopted on January 1, 2018. The adoption of this ASU will not have a material impact on the consolidated financial statements, as the Bancorp does not hold any equity securities with unrealized gains or losses.

In February 2016, FASB issued ASU No. 2016-02, Leases, which will supersede the current lease requirements in ASC 840. The ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease-related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new lease guidance will be effective for the Bancorp's year ending December 31, 2019 and will be applied using a modified retrospective transition method to the beginning of the earliest period presented. Management does not believe the adoption of this update will have a material effect on the Bancorp’s consolidated financial statements, as the Bancorp does not engage in the leasing of property or in leasing of any significant furniture, fixtures, equipment, or software.

In March 2016, FASB issued ASU No. 2016-09: Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting. This ASU seeks to reduce complexity in accounting standards. The areas for simplification in ASU No. 2016-09, identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB Statement No. 123(R), Share-Based Payment, involve several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures; (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes:, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. The Bancorp adopted this ASU during 2017.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Bancorp's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is in the process of evaluating the impact adoption of this update will have on the Bancorp’s consolidated financial statements. This process of evaluation has engaged multiple areas of the Bancorp’s management in discussing loss estimation methods and the application of these methods to specific segments of the loans receivable portfolio. Given the amount of time left to adoption, the appropriateness of the loss estimation methods chosen, and the continuing development of understanding of application, additional time is needed to fully understand how this ASU will impact the Bancorp’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Standard simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU No. 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. Finally, this ASU amends the Overview and Background sections of the Accounting Standards Codification as part of the FASB’s initiative to unify and improve such sections across Topics and Subtopics. The new guidance will be effective for the Company’s year ending December 31, 2020.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This Standard amends the amortization period for certain purchased callable debt securities held at a premium. In particular, the amendments in this ASU require the premium to be amortized to the earliest call date. The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity. The amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In fact, in most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (i.e., the security is trading at a premium), and price securities to maturity when the coupon is below market rates (i.e., the security is trading at a discount), in anticipation that the borrower will act in its economic best interest. The new guidance will be effective for the Company’s year ending December 31, 2020. Management will recognize amortization expense as dictated by the amount of premiums and the differences between maturity and call dates at the time of adoption.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted twenty-one percent corporate income tax rate. The new guidance will be effective for the Company’s year ending December 31, 2018, however, the Company chose to early adopt the new standard for the year ending December 31, 2017, as allowed under the new standard. The amount of the reclassification for the Company was $111 thousand, as shown in the Consolidated Statement of Changes in Stockholder's Equity.

NOTE 2 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
December 31, 2017	Basis	Gains	Losses	Value
Money market fund	$476	$-	$-	$476
U.S. government sponsored entities	3,996	-	(106)	3,890
Collateralized mortgage obligations and residential mortgage-backed securities	134,224	170	(1,456)	132,938
Municipal securities	100,088	3,709	(50)	103,747
Collateralized debt obligations	4,835	-	(1,396)	3,439
Total securities available-for-sale	$243,619	$3,879	$(3,008)	$244,490

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
December 31, 2016	Basis	Gains	Losses	Value
Money market fund	$222	$-	$-	$222
U.S. government sponsored entities	16,643	-	(369)	16,274
Collateralized mortgage obligations and residential mortgage-backed securities	118,807	441	(1,273)	117,975
Municipal securities	95,242	2,146	(643)	96,745
Collateralized debt obligations	4,989	-	(2,580)	2,409
Total securities available-for-sale	$235,903	$2,587	$(4,865)	$233,625

The estimated fair value of available-for-sale securities and carrying amount, if different, at December 31, 2017 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Tax-equivalent yields were calculated using the 2017 tax rate.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
December 31, 2017	Value	Yield (%)
Due in one year or less	$757	7.46
Due from one to five years	6,150	4.79
Due from five to ten years	28,531	5.21
Due over ten years	76,114	4.73

Collateralized mortgage obligations and residential mortgage-backed securities	132,938	2.57
Total	$244,490	3.62

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	December 31,	December 31,
	2017	2016

Proceeds	$56,347	$44,258
Gross gains	972	926
Gross losses	(112)	(100)

The tax provisions related to these net realized gains were approximately $339 thousand for 2017 and $325 thousand for 2016.

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2016	$(1,506)
Current period change	2,079
Reclassification related to tax effect of unrealized gains	111
Ending balance, December 31, 2017	$684

Securities with carrying values of approximately $21.2 million and $32.4 million were pledged as of December 31, 2017 and 2016, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at December 31, 2017 and 2016 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$-	$-	$3,890	$(106)	$3,890	$(106)
Collateralized mortgage obligations and residential mortgage-backed securities	66,917	(511)	37,003	(945)	103,920	(1,456)
Municipal securities	1,790	(3)	1,815	(47)	3,605	(50)
Collateralized debt obligations	-	-	3,439	(1,396)	3,439	(1,396)
Total temporarily impaired	$68,707	$(514)	$46,147	$(2,494)	$114,854	$(3,008)
Number of securities		40		37		77

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$16,274	$(369)	$-	$-	$16,274	$(369)
Collateralized mortgage obligations and residential mortgage-backed securities	75,931	(1,183)	2,287	(90)	78,218	(1,273)
Municipal securities	20,775	(643)	-	-	20,775	(643)
Collateralized debt obligations	-	-	2,409	(2,580)	2,409	(2,580)
Total temporarily impaired	$112,980	$(2,195)	$4,696	$(2,670)	$117,676	$(4,865)
Number of securities		97		6		103

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

NOTE 3 – Loans Receivable

Year end loans are summarized below:

(Dollars in thousands)
	December 31, 2017	December 31, 2016
Loans secured by real estate:
Residential real estate	$172,780	$173,365
Home equity	36,718	32,614
Commercial real estate	211,090	195,438
Construction and land development	50,746	38,937
Multifamily	43,369	36,086
Total loans secured by real estate	514,703	476,440
Consumer	460	522
Commercial business	77,122	77,513
Government	28,785	29,529
Subtotal	621,070	584,004
Less:
Net deferred loan origination fees	(130)	(162)
Undisbursed loan funds	(729)	(192)
Loans receivable	$620,211	$583,650

(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2017:

Allowance for loan losses:
Residential real estate	$2,111	$(959)	$3	$413	$1,568
Home equity	299	(60)	-	(73)	166
Commercial real estate	3,113	-	-	12	3,125
Construction and land development	617	-	-	1	618
Multifamily	572	-	-	50	622
Consumer	34	(71)	18	50	31
Commercial business	896	(386)	39	749	1,298
Government	56	-	-	(2)	54
Total	$7,698	$(1,476)	$60	$1,200	$7,482

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2016:

Allowance for loan losses:
Residential real estate	$1,447	$(529)	$2	$1,191	$2,111
Home equity	263	-	-	36	299
Commercial real estate	2,986	-	-	127	3,113
Construction and land development	692	-	-	(75)	617
Multifamily	758	-	-	(186)	572
Consumer	38	(33)	9	20	34
Commercial business	699	-	28	169	896
Government	70	-	-	(14)	56
Total	$6,953	$(562)	$39	$1,268	$7,698

	Ending Balances
				Loans	Purchased	Loans
	Individually	Collectively		receivable	credit impaired	receivable
(Dollars in thousands)	evaluated for	evaluated for		Individually	individually	Collectively
	impairment	impairment	Loan	evaluated for	evaluated for	evaluated for
	reserves	reserves	receivables	impairment	impairment	impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2017:

Residential real estate	$21	$1,547	$172,141	$462	$690	$170,989
Home equity	-	166	36,769	-	-	36,769
Commercial real estate	144	2,981	211,090	512	-	210,578
Construction and land development	-	618	50,746	134	-	50,612
Multifamily	-	622	43,368	-	-	43,368
Commercial business	539	759	76,851	724	-	76,127
Consumer	-	31	461	-	-	461
Government	-	54	28,785	-	-	28,785
Total	$704	$6,778	$620,211	$1,832	$690	$617,689

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2016:

Residential real estate	$879	$1,232	$173,262	$1,419	$956	$170,886
Home equity	-	299	32,575	-	-	32,575
Commercial real estate	3	3,110	195,438	322	-	195,116
Construction and land development	-	617	38,937	134	-	38,804
Multifamily	-	572	36,086	-	-	36,086
Commercial business	354	542	77,299	687	-	76,612
Consumer	-	34	524	-	-	524
Government	-	56	29,529	-	-	29,529
Total	$1,236	$6,462	$583,650	$2,562	$956	$580,132

The Bancorp has established a standard loan grading system to assist management, lenders and review personnel in their analysis and supervision of the loan portfolio. The use and application of theses grades by the Bancorp is uniform and conforms to regulatory definitions. The loan grading system is as follows:

1 – Minimal Risk

Borrower demonstrates exceptional credit fundamentals, including stable and predictable profit margins, strong liquidity and a conservative balance sheet with superior asset quality. Excellent cash flow coverage of existing and projected debt service. Historic and projected performance indicates borrower is able to meet obligations under almost any economic circumstances.

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

The Bancorp's credit quality indicators are summarized below at December 31, 2017 and December 31, 2016:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	December 31, 2017
(Dollars in thousands)	2	3	4	5	6	7	8
		Above average		Marginally		Special
Loan Segment	Moderate	acceptable	Acceptable	acceptable	Pass/monitor	mention	Substandard
Residential real estate	$887	$12,317	$92,241	$8,759	$50,075	$4,130	$3,732
Home equity	-	1,065	34,871	-	250	233	350
Commercial real estate	-	2,372	79,847	81,547	40,054	6,758	512
Construction and land development	-	-	20,719	19,583	10,310	-	134
Multifamily	-	-	20,159	20,965	2,076	168	-
Commercial business	7,169	17,202	16,784	21,087	13,041	394	1,174
Consumer	-	131	330	-	-	-	-
Government	-	2,318	20,202	6,265	-	-	-
Total	$8,056	$35,405	$285,153	$158,206	$115,806	$11,683	$5,902

	December 31, 2016
	2	3	4	5	6	7	8
		Above average		Marginally		Special
Loan Segment	Moderate	acceptable	Acceptable	acceptable	Pass/monitor	mention	Substandard
Residential real estate	$-	$6,069	$94,394	$7,085	$57,644	$4,015	$4,056
Home equity	83	1,172	30,459	-	250	236	376
Commercial real estate	248	2,708	93,293	64,950	28,306	5,611	323
Construction and land development	-	439	11,355	18,913	8,097	-	134
Multifamily	-	-	17,123	16,836	1,939	188	-
Commercial business	6,315	15,044	24,754	18,786	10,653	533	1,214
Consumer	90	4	430	-	-	-	-
Government	-	955	25,474	3,100	-	-	-
Total	$6,736	$26,391	$297,282	$129,669	$106,888	$10,582	$6,102

One commercial real estate loan and one residential real estate loan totaling $213 thousand were modified as a troubled debt restructuring during 2017. No troubled debt restructurings defaulted during 2017. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the twelve months ended
	As of December 31, 2017			December 31, 2017
		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate	$1,072	$3,351	$-	$1,101	$70
Commercial real estate	253	253	-	339	6
Construction and land development	134	134	-	134	-
Commercial business	184	184	-	198	10
With an allowance recorded:
Residential real estate	80	270	21	256	1
Commercial real estate	259	259	144	163	-
Construction and land development	-	-	-	-	-
Commercial business	540	540	539	492	-
Total:
Residential real estate	$1,152	$3,621	$21	$1,357	$71
Commercial real estate	$512	$512	$144	$502	$6
Construction & land development	$134	$134	$-	$134	$-
Commercial business	$724	$724	$539	$690	$10

				For the twelve months ended
	As of December 31, 2016			December 31, 2016
		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Residential real estate	$1,309	$3,293	$-	$2,582	$120
Commercial real estate	305	305	-	1,138	6
Construction and land development	134	134	-	134	-
Commercial business	212	212	-	168	4
With an allowance recorded:
Residential real estate	1,066	1,066	879	348	6
Commercial real estate	18	18	3	89	-
Construction & land development	-	-	-	-	-
Commercial business	475	475	354	324	1
Total:
Residential real estate	$2,375	$4,359	$879	$2,930	$126
Commercial real estate	$323	$323	$3	$1,227	$6
Construction & land development	$134	$134	$-	$134	$-
Commercial business	$687	$687	$354	$492	$5

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2017, purchased credit impaired loans with unpaid principal balances totaled $2.6 million with a recorded investment of $690 thousand. At December 31, 2016, purchased credit impaired loans with unpaid principal balances totaled $2.9 million with a recorded investment of $956 thousand.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
December 31, 2017
Residential real estate	$4,921	$1,751	$3,092	$9,764	$162,377	$172,141	$225
Home equity	295	18	234	547	36,222	36,769	2
Commercial real estate	951	96	332	1,379	209,711	211,090	-
Construction and land development	-	-	133	133	50,613	50,746	-
Multifamily	319	-	-	319	43,049	43,368	-
Commercial business	285	162	539	986	75,865	76,851	-
Consumer	1	-	-	1	460	461	-
Government	-	-	-	-	28,785	28,785	-
Total	$6,772	$2,027	$4,330	$13,129	$607,082	$620,211	$227

December 31, 2016
Residential real estate	$3,640	$1,702	$3,804	$9,146	$164,115	$173,262	$436
Home equity	334	73	220	626	31,949	32,575	64
Commercial real estate	208	189	323	720	194,718	195,438	-
Construction and land development	-	-	134	134	38,804	38,937	-
Multifamily	188	-	-	188	35,898	36,086	-
Commercial business	171	217	465	853	76,445	77,299	-
Consumer	-	-	-	-	524	524	-
Government	-	-	-	-	29,529	29,529	-
Total	$4,541	$2,181	$4,946	$11,668	$571,982	$583,650	$500

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)

	December 31,	December 31,
	2017	2016
Residential real estate	$3,509	$4,146
Home equity	350	376
Commercial real estate	332	323
Construction and land development	133	134
Multifamily	-	-
Commercial business	672	628
Consumer	-	-
Government	-	-
Total	$4,996	$5,605

Note 4 – Premises and Equipment, Net

At year end, premises and equipment are summarized as follows:

	(Dollars in thousands)
	2017	2016
Cost:
Land	$5,216	$5,216
Buildings and improvements	23,672	22,854
Furniture and equipment	14,908	14,267
Total cost	43,796	42,337
Less accumulated depreciation	(24,237)	(23,050)
Premises and equipment, net	$19,559	$19,287

Depreciation expense was approximately $1.38 million and $1.35 million for 2017 and 2016, respectively.

Note 5 – Foreclosed Real Estate

At year end, foreclosed real estate is summarized below:

	(Dollars in thousands)
	2017	2016
Residential real estate, including home equity	$914	$1,810
Commercial real estate, construction & land development and other dwellings	785	855
Total	$1,699	$2,665

Note 6 – Goodwill and Other Intangible Assets

The Bancorp established a goodwill balance totaling $2.8 million with the acquisitions of First Federal Savings & Loan (First Federal) and Liberty Savings Bank (Liberty Savings). Goodwill of $2.0 million was established with the acquisition of First Federal and goodwill of $804 thousand was established with the acquisition of Liberty Savings. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. During the second quarter of 2016, original estimates related to Liberty Savings goodwill components were adjusted. Estimates of fair values related to a pool of purchased loans were determined to be lower than originally estimated, which led to the addition of $178 thousand to goodwill. Fixed asset valuations were also determined to be higher than originally estimated, which led to a reduction of $109 thousand to goodwill. Also, the valuation of the accrued withdrawal liability for the defined benefit plan was determined to be higher than originally estimated leading to the addition of $162 thousand to goodwill. Goodwill totaled $2.8 million at December 31, 2017 and December 31, 2016.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. Approximately $12 thousand of amortization was taken during the years ended December 31, 2017 and December 31, 2016. It is estimated that $12 thousand of additional amortization will occur annually from 2018 through 2021, and the remaining amount will be amortized through to the first quarter of 2022. A core deposit intangible of $471 thousand for the acquisition of Liberty Savings was established and is being amortized over 8.2 years on a straight line basis. Approximately $58 thousand of amortization was taken during the years ended December 31, 2017 and December 31, 2016. It is estimated that $58 thousand of additional amortization will occur annually from 2018 to 2022, and the remaining amount will be amortized through to the third quarter of 2023.

For the First Federal acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $149 thousand of accretion was taken into income for the year ended December 31, 2017, compared to $217 thousand for the year ended December 31, 2016. It is estimated that $160 thousand of accretion will occur in 2018. Similarly, for the Liberty Savings acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.2 million that is being accreted over 44 months on a straight line basis. Approximately $307 thousand of accretion was taken into income for the year ended December 31, 2017, compared to $389 thousand of accretion was taken into income for the year ended December 31, 2016. It is estimated that $264 thousand of accretion will occur during 2018, and accretion of $44 thousand will occur during 2019.

For the Liberty Savings acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $124 thousand that was amortized over 17 months on a straight line basis. No amortization was taken as expense during the year ended December 31, 2017, compared to $80 thousand of amortization taken as expense during the year ended December 31, 2016.

Note 7 – Income Taxes

At year-end, components of income tax expense/(benefit) consist of the following:

	(Dollars in thousands)
	2017	2016
Federal:
Current	$1,898	$2,343
Deferred	275	(129)
Revaluation of net deferred tax asset	517	-
State:
Current	77	80
Deferred, net of valuation allowance	102	254
Income tax expense	$2,869	$2,548

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	(Dollars in thousands)
	2017	2016
Federal statutory rate	34%	34%
Tax expense at statutory rate	$4,022	$3,975
State tax, net of federal effect	118	220
Tax exempt income	(1,302)	(1,318)
Bank owned life insurance	(156)	(160)
Captive insurance	(307)	(179)
Revaluation of net deferred tax asset	517	-
Other	(23)	10
Total income tax expense	$2,869	$2,548

At December 31, the components of the net deferred tax asset recorded in the consolidated balance sheets are as follows:

	(Dollars in thousands)
	2017	2016
Deferred tax assets:
Bad debts	$1,885	$2,872
Deferred loan fees	32	60
Deferred compensation	332	503
Unrealized depreciation on securities available-for-sale, net	-	771
Net operating loss, state	290	294
Tax credits	99	98
Nonaccrual loan interest income	71	109
Share based compensation	133	126
REO writedowns	25	-
Unqualified deferred compensation plan	51	74
Other-than-temporary impairment	57	92
Accrued vacation	59	129
Impairment on land	48	71
Other	15	29
Total deferred tax assets	3,097	5,228

Deferred tax liabilities:
Depreciation	(641)	(850)
Prepaids	(237)	(346)
Mortgage servicing rights	(26)	(51)
Deferred stock dividends	(65)	(97)
Unrealized appreciation on securities available-for-sale, net	(188)	-
Purchase accounting	(100)	(88)
Other	(209)	(181)
Total deferred tax liabilities	(1,466)	(1,613)
Valuation allowance	(80)	(98)
Net deferred tax asset	$1,551	$3,517

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other changes, the Act reduces the corporate federal income tax rate from 34% to 21% effective January 1, 2018. As a result of these changes made by the Act, the Bancorp made the determination to revalue its net deferred tax asset, as deferred tax assets and liabilities are to be measured using enacted rates expected to apply in years in which the deferred tax assets and liabilities are expected to be recovered or settled. The revaluation of the deferred tax assets and liabilities are adjusted through income tax expense in the year the changes in tax laws are enacted. The revaluation of the net deferred tax asset resulted in additional income tax expense of $517 thousand for 2017. The $517 thousand tax expense was $628 thousand net of a tax benefit of $111 thousand relating to the other comprehensive income revaluation adjustment.

At December 31, 2017, the Bancorp has a state net operating loss carry forward of approximately $6.9 million which will begin to expire in 2024 if not used. The Bancorp also has a state tax credit carry forward of approximately $126 thousand which has begun to expire in 2017 and will continue to expire if not used. Management has concluded that the state net operating loss will be fully utilized and therefore no valuation allowance is necessary on the state net operating loss. A valuation allowance remains in place on the state tax credit carryforward. A valuation allowance of $80 thousand and $98 thousand was provided at December 31, 2017 and December 31, 2016, respectively, for the state tax credits.

The Bancorp qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at December 31, 2017 and 2016 includes, approximately $6.0 million for which no provision for federal income taxes has been made. If, in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rate. The unrecorded deferred income tax liability on the above amounts was approximately $1.3 million and $2.0 million at December 31, 2017 and 2016.

The Bancorp had no unrecognized tax benefits at any time during 2017 or 2016 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2018. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Bancorp's policy to record such accruals through income tax accounts; no such accruals existed at any time during 2017 or 2016.

The Bancorp and its subsidiaries are subject to US Federal income tax as well as income tax of the states of Indiana and Illinois. The Bancorp is no longer subject to examination by taxing authorities for the years before 2014 for federal and 2013 for state.

Note 8 – Deposits

The aggregate amount of certificates of deposit with a balance of $250 thousand or more was approximately $29.9 million at December 31, 2017 and $24.8 million at December 31, 2016.

At December 31, 2017, scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2018	$133,265
2019	39,065
2020	9,444
2021	2,051
2022	95
Total	$183,920

Note 9 – Borrowed Funds

At year end, borrowed funds are summarized below:

	(Dollars in thousands)
	2017	2016
Fixed rate advances from the FHLB	$17,100	$25,100
Line of credit at FHLB	3,181	28
Other	600	700
Total	$20,881	$25,828

At December 31, 2017, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2018	$9,881
2019	9,000
2020	2,000
Total	$20,881

Repurchase agreements generally mature within one year and are secured by U.S. government and U.S. agency securities, under the Bancorp’s control. At December 31, information concerning these retail repurchase agreements is summarized below:

	(Dollars in thousands)
	2017	2016
Ending balance	$11,300	$13,998
Average balance during the year	13,734	17,755
Maximum month-end balance during the year	17,720	23,308
Securities underlying the agreements at year end:
Carrying value	18,053	23,571
Fair value	18,053	23,571
Average interest rate during the year	0.82%	0.55%
Average interest rate at year end	0.91%	0.56%

At December 31, advances from the Federal Home Loan Bank were as follows:

	(Dollars in thousands)
	2017	2016
Fixed rate advances, maturing January 2018 through June 2020 at rates from 0.97% to 2.11%; average rate: 2017 – 1.67%; 2016 – 1.40%	$17,100	$25,100

Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $270.8 million and $242.7 million at December 31, 2017 and 2016, respectively. In addition to the fixed rate advances, the Bancorp maintains a $20.0 million line of credit with the Federal Home Loan Bank of Indianapolis. There was a $3.2 million balance on the line of credit at December 31, 2017 compared to $28 thousand balance on the line of credit at December 31, 2016. Other borrowings at December 31, 2017 and 2016 are comprised of reclassified bank balances.

Note 10 – Employees’ Benefit Plans

The Bancorp maintains an Employees’ Savings and Profit Sharing Plan and Trust for all employees who meet the plan qualifications. Employees are eligible to participate in the Employees’ Savings and Profit Sharing Plan and Trust on the next January 1 or July 1 following the completion of one year of employment, attaining age 18, and completion of 1,000 hours of service. The Employees’ Savings Plan feature allows employees to make pre-tax contributions to the Employees’ Savings Plan of 1% to 50% of Plan Salary, subject to limitations imposed by Internal Revenue Code section 401(k). Employees are able to begin deferring effective the first of the month following 90 days of employment. The Profit Sharing Plan and Trust feature is non-contributory on the part of the employee. Contributions to the Employees’ Profit Sharing Plan and Trust are made at the discretion of the Bancorp’s Board of Directors. Contributions for the years ended December 31, 2017 were based on 8% of the participants’ total compensation, excluding incentives, as compared to 9% for 2016. Profit sharing contributions made by the Bank and earnings credited to the employee’s account vest on the following schedule: two years of service, 40% of contributions and earnings; three years of service, 60% of contributions and earnings; four years of service, 80% of contributions and earnings; and five years of service, 100% of contributions and earnings. Participants also become 100% vested in the employer contributions and accrued earnings in their account upon their death, approved disability, or attainment of age 65 while employed at the Bank. The benefit plan expense amounted to approximately $796 thousand for 2017 and $843 thousand for 2016.

The Bancorp maintains an Unqualified Deferred Compensation Plan (the “UDC Plan”). The purpose of the UDC Plan is to provide deferred compensation to key senior management employees of the Bancorp in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the UDC Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2017 and 2016 was approximately $211 thousand and $200 thousand, respectively. The UDC Plan expense amounted to approximately $6 thousand for 2017 and $13 thousand for 2016.

Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $68 thousand and $72 thousand for 2017 and 2016, respectively. The deferred fee liability at December 31, 2017 and 2016 was approximately $1.3 million and $1.4 million, respectively.

Note 11 – Regulatory Capital

The Bancorp and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bancorp and Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bancorp’s or the Bank’s category.

The following table shows that, at December 31, 2017, and December 31, 2016, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$88.4	12.9%	$30.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$88.4	12.9%	$41.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$96.0	14.0%	$55.0	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$88.4	9.6%	$36.8	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$82.4	13.1%	$28.3	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$82.4	13.1%	$37.8	6.0%	N/A	N/A
Total capital to risk-weighted assets	$90.1	14.3%	$50.4	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$82.4	9.2%	$36.0	4.0%	N/A	N/A

In addition, the following table shows that, at December 31, 2017, and December 31, 2016, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$86.3	12.6%	$30.9	4.5%	$44.6	6.5%
Tier 1 capital to risk-weighted assets	$86.3	12.6%	$41.2	6.0%	$54.9	8.0%
Total capital to risk-weighted assets	$93.8	13.7%	$54.9	8.0%	$68.7	10.0%
Tier 1 capital to adjusted average assets	$86.3	9.4%	$36.7	4.0%	$45.8	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$81.2	12.9%	$28.4	4.5%	$41.0	6.5%
Tier 1 capital to risk-weighted assets	$81.2	12.9%	$37.9	6.0%	$50.5	8.0%
Total capital to risk-weighted assets	$88.9	14.1%	$50.5	8.0%	$63.1	10.0%
Tier 1 capital to adjusted average assets	$81.2	9.0%	$35.9	4.0%	$44.9	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2018, without the need for qualifying for an exemption or prior DFI approval, is $10.2 million plus 2018 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 17, 2017 the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.29 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 9, 2018.

Note 12 – Stock Based Compensation

The Bancorp’s 2015 Stock Option and Incentive Plan (the “Incentive Plan”), which was adopted by the Bancorp’s Board of Directors on February 17, 2015 and approved by the Bancorp’s shareholders on April 24, 2015, permits the grant of equity awards for up to 250,000 shares of common stock. Awards granted under the Incentive Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, performance shares, or performance units. The purposes of the Plan are (i) to align the personal interests of plan participants with those of the shareholders of the Bancorp, (ii) to encourage key individuals to accept or continue employment or service with the Bancorp and its subsidiaries, and (iii) to furnish incentives to such key individuals to improve operations and increase profits by providing such key individuals the opportunity to acquire common stock of the Bancorp or to receive monetary payments based on the value of such common stock. Option awards are generally granted with an exercise price equal to the market price of the Bancorp’s common stock at the date of grant. No expense was charged against income for incentive stock options during 2017 or 2016.

The fair value of each incentive stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. No incentive stock options were granted during 2017 or 2016. The Bancorp uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the Bancorp’s stock option activity for 2017 and 2016 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	750	$28.50
Granted	-	-
Exercised	-	-
Forfeited or expired	(250)	28.50
Outstanding at end of year	500	$28.50	1.2	$5,175
Vested or expected to vest	500	$28.50	1.2	$5,175
Exercisable at December 31, 2016	500	$28.50	1.2	$5,175

Outstanding at January 1, 2017	500	$28.50
Granted	-	-
Exercised	(500)	$28.50
Forfeited or expired	-	-
Outstanding at end of year	-	$-	-	$-
Vested or expected to vest	-	$-	-	$-
Exercisable at December 31, 2017	-	$-	-	$-

As of December 31, 2017, there were no unrecognized compensation costs related to non-vested incentive stock options granted under the Incentive Plan.

Restricted stock awards are generally granted with an award price equal to the market price of the Bancorp’s common stock on the award date. Restricted stock awards have been issued with a five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Compensation expense related to restricted stock awards is recognized over the vesting period. Total compensation cost that has been charged against income for those plans was approximately $192 thousand and $142 thousand for 2017 and 2016, respectively.

A summary of changes in the Bancorp’s non-vested restricted stock for 2017 and 2016 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2016	19,725	$25.15
Granted	8,740	30.10
Vested	-	-
Forefited	-	-
Non-vested at December 31, 2016	28,465	$26.67

Non-vested at January 1, 2017	28,465	$26.67
Granted	4,575	39.00
Vested	(1,625)	25.81
Forefited	(725)	28.62
Non-vested at December 31, 2017	30,690	$28.51

As of December 31, 2017, there was approximately $400 thousand of total unrecognized compensation cost related to non-vested restricted shares granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 13 – Earnings per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations for 2017 and 2016 is presented below.

	2017	2016
Basic earnings per common share:
Net income available to common stockholders	$8,960,766	$9,141,725
Weighted-average common shares outstanding	2,863,899	2,858,556
Basic earnings per common share	$3.13	$3.20

Diluted earnings per common share:
Net income available to common stockholders	$8,960,766	$9,141,725
Weighted-average common shares outstanding	2,863,899	2,858,556
Weighted-average common and dilutive potential common shares outstanding	2,864,037	2,858,601
Diluted earnings per common share	$3.13	$3.20

Note 14 – Related Party Transactions

The Bancorp had aggregate loans outstanding to directors and executive officers (with individual balances exceeding $120 thousand) of approximately $1.7 million at December 31, 2017 and approximately $3.7 million at December 31, 2016. For the year ended December 31, 2017, the following activity occurred on these loans:

(Dollars in thousands)
Aggregate balance at the beginning of the year	$3,691
New loans	426
Repayments	(2,450)
Aggregate balance at the end of the year	$1,667

Deposits from directors and executive officers totaled approximately $4.4 million and $4.1 million at December 31, 2017 and 2016, respectively.

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

The Bancorp had outstanding commitments to originate loans as follows:

	(Dollars in thousands)
	Fixed	Variable
	Rate	Rate	Total
December 31, 2017:
Residential real estate	$70	$7,678	$7,748
Home equity	31,008	1,838	32,846
Commercial real estate	1,351	6,866	8,217
Construction and land development	8,074	21,105	29,179
Multifamily	174	322	496
Consumer	16,469	-	16,469
Commercial business	1,103	41,381	42,484
Government	-	-	-
Total	$58,249	$79,190	$137,439

December 31, 2016:
Residential real estate	$82	$7,683	$7,765
Home equity	25,896	2,839	28,735
Commercial real estate	1,426	5,973	7,399
Construction and land development	5,838	8,029	13,867
Multifamily	6,168	192	6,360
Consumer	15,332	-	15,332
Commercial business	1,088	41,474	42,562
Government	-	-	-
Total	$55,830	$66,190	$122,020

The approximately $58.2 million in fixed rate commitments outstanding at December 31, 2017 had interest rates ranging from 2.99% to 10.00%, for a period not to exceed forty-five days. At December 31, 2016, fixed rate commitments outstanding of approximately $55.8 million had interest rates ranging from 2.99% to 10.00%, for a period not to exceed forty-five days. Mortgage interest rate locks with borrowers which are included with real estate commitments, were treated as derivative transactions.

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. At December 31, 2017 and 2016, the Bancorp had standby letters of credit totaling approximately $9.9 million and $7.8 million, respectively which are not included in the tables above. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral obtained may include accounts receivable, inventory, property, land or other assets.

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve and bank call reports filed with the FDIC and OCC. Using the information sources described above, for each bank and thrift examined, the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (noninterest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies, stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The current other-than-temporary impairment analysis indicated that the Bancorp’s four pooled trust preferred securities had no additional other-than-temporary impairment for the years ending December 31, 2017 and 2016.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2016	$271
Additions not previously recognized	-
Ending balance, December 31, 2017	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities as of December 31, 2017:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSL XXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Lowest credit rating assigned	CCC	CC	BB	CCC
Number of performing banks	62	33	63	51
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	16	7	2	4
Number of issuers in deferral	2	2	1	1
Defaults & deferrals as a % of
performing collateral	26.56%	20.06%	2.93%	8.11%
Subordination:
As a % of performing collateral	23.55%	8.35%	53.11%	35.58%
As a % of performing collateral - adjusted for projected future defaults	18.67%	1.24%	49.64%	31.69%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.00%	2.40%	2.30%	1.90%
Year 2 - issuer average	2.00%	2.40%	2.30%	1.90%
Year 3 - issuer average	2.00%	2.40%	2.30%	1.90%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1.48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the table above, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2017 and 2016, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At December 31, 2017 and 2016, three of the trust preferred securities with a cost basis of $3.5 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured at Fair Values on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2017 and 2016. Changes in Level 3 assets are solely the result of changes in estimated fair values of securities that have been classified as level 3 during all of 2017 and 2016. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$476	$476	$-	$-
U.S. government sponsored entities	3,890	-	3,890	-
Collateralized mortgage obligations and residential mortgage-backed securities	132,938	-	132,938	-
Municipal securities	103,747	-	103,747	-
Collateralized debt obligations	3,439	-	-	3,439
Total securities available-for-sale	$244,490	$476	$240,575	$3,439

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$222	$222	$-	$-
U.S. government sponsored entities	16,274	-	16,274	-
Collateralized mortgage obligations and residential mortgage-backed securities	117,975	-	117,975	-
Municipal securities	96,745	-	96,745	-
Collateralized debt obligations	2,409	-	-	2,409
Total securities available-for-sale	$233,625	$222	$230,994	$2,409

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, is presented below:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2016	$2,734
Principal payments	(107)
Total unrealized losses, included in other comprehensive income	(218)
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2016	$2,409

Beginning balance, January 1, 2017	$2,409
Principal payments	(154)
Total unrealized gains, included in other comprehensive income	1,184
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2017	$3,439

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,818	$-	$-	$1,818
Foreclosed real estate	1,699	-	-	1,699

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,282	$-	$-	$2,282
Foreclosed real estate	2,665	-	-	2,665

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on the present value of future cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. The recorded investment of impaired loans was approximately $2.5 million and the related specific reserves totaled approximately $704 thousand, resulting in a fair value of impaired loans totaling approximately $1.8 million, at December 31, 2017. The recorded investment of impaired loans was approximately $3.5 million and the related specific reserves totaled approximately $1.2 million, resulting in a fair value of impaired loans totaling approximately $2.3 million, at December 31, 2016. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	December 31, 2017		Estimated Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$11,025	$11,025	$11,025	$-	$-
Certificates of deposit in other financial institutions	1,676	1,640	-	1,640	-
Securities available-for-sale	244,490	244,490	476	240,575	3,439
Loans held-for-sale	1,592	1,625	1,625	-	-
Loans receivable, net	612,729	608,506	-	-	608,506
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,262	3,262	-	3,262	-

Financial liabilities:
Non-interest bearing deposits	120,556	120,556	120,556	-	-
Interest bearing deposits	672,448	670,967	488,528	182,439	-
Repurchase agreements	11,300	11,292	9,545	1,747	-
Borrowed funds	20,881	20,818	600	20,218	-
Accrued interest payable	42	42	-	42	-

	December 31, 2016		Estimated Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$45,109	$45,109	$45,109	$-	$-
Certificates of deposit in other financial institutions	885	866	-	866	-
Securities available-for-sale	233,625	233,625	222	230,994	2,409
Loans held-for-sale	2,193	2,242	2,242	-	-
Loans receivable, net	575,952	568,855	-	-	568,855
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,086	3,086	-	3,086	-

Financial liabilities:
Non-interest bearing deposits	111,800	111,800	111,800	-	-
Interest bearing deposits	667,971	667,227	482,307	184,920	-
Repurchase agreements	13,998	13,995	11,439	2,556	-
Borrowed funds	25,828	25,840	700	25,140	-
Accrued interest payable	41	41	-	41	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2017 and 2016:

Cash and cash equivalent carrying amounts approximate fair value. Certificates of deposits in other financial institutions carrying amounts approximate fair value (Level 2). The fair values of securities available-for-sale are obtained from broker pricing (Level 2), with the exception of collateralized debt obligations, which are valued by a third-party specialist (Level 3). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 1). The estimated fair value for net loans receivable is based on estimates of the rate the Bancorp would charge for similar such loans, applied for the time period until estimated repayment, in addition to appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 3). Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer of the security. Fair values of accrued interest receivable and payable approximate book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

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

Note 17 – Parent Company Only Statements

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Balance Sheets
	December 31,	December 31,
	2017	2016
Assets
Cash on deposit with Peoples Bank	$125	$57
Investment in Peoples Bank	89,915	82,875
Investment in NWIN Risk Management, Inc.	1,674	775
Dividends receivable from Peoples Bank	831	800
Other assets	899	775
Total assets	$93,444	$85,282

Liabilities and stockholders’ equity
Dividends payable	$831	$800
Other liabilities	553	374
Total liabilities	1,384	1,174

Common stock	361	361
Additional paid in capital	4,506	4,300
Accumulated other comprehensive income	684	(1,506)
Retained earnings	86,509	80,953
Total stockholders’ equity	92,060	84,108
Total liabilities and stockholders’ equity	$93,444	$85,282

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Income
	Year Ended December 31,
	2017	2016

Dividends from Peoples Bank	$3,295	$3,520
Operating expenses	262	194
Income before income taxes and equity in undistributed income of Peoples Bank	3,033	3,326
Income tax benefit	(69)	(54)
Income before equity in undistributed income of Peoples Bank	3,102	3,380
Equity in undistributed
income of Peoples Bank	4,961	5,237
income of NWIN Risk Management, Inc.	898	525
Net income	$8,961	$9,142

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Cash Flows
	Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income	$8,961	$9,142
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of:
Peoples Bank	(4,961)	(5,237)
NWIN Risk Management, Inc.	(898)	(525)
Stock based compensation expense	192	142
Change in other assets	(155)	(654)
Change in other liabilities	179	(159)
Total adjustments	(5,643)	(6,433)
Net cash - operating activities	3,318	2,709

Cash flows from investing activities:
Investment in NWIN Risk Management, Inc.	-	(250)
Net cash - investing activities	-	(250)

Cash flows from financing activities:
Dividends paid	(3,264)	(3,143)
Proceeds from issuance of common stock	14	-
Net cash - financing activities	(3,250)	(3,143)
Net change in cash	68	(684)
Cash at beginning of year	57	741
Cash at end of year	$125	$57

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2017, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2017, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company and has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NorthWest Indiana Bancorp and Subsidiaries

Opinion on Internal Controls over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2017 of NorthWest Indiana Bancorp and Subsidiaries (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Our report dated February 20, 2018, expresses an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Plante & Moran, PLLC
Plante & Moran, PLLC

We have served as the Company’s auditor since 2010.

Chicago, Illinois
February 20, 2018

Item 9B. Other Information

There are no items reportable under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2017 with respect to the Bancorp’s existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	225,755
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	225,755

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2017” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements:

The consolidated financial statements of the Bancorp are included in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules: Not Applicable.

(3)	Exhibits:

Exhibit Number	Description
2.1	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

2.3@	Agreement and Plan of Voluntary Supervisory Merger Conversion dated March 20, 2015 by and between Peoples Bank SB and Liberty Savings Bank, FSB (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated March 20, 2015).

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.2	By-Laws of NorthWest Indiana Bancorp. (incorporated herein by reference to Exhibit 3.2 of the Bancorp’s Form 10-K for the year ended December 31, 2014).

10.1 *	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 10-K for the year ended December 31, 2012).

10.2 *	Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 10-K for the year ended December 31, 2012).

10.3 *	NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated April 24, 2015).

10.4 *	Form of Nonqualified Stock Option Agreement under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated April 24, 2015).

10.5 *	Form of Incentive Stock Option Agreement under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 8-K dated April 24, 2015).

10.6 *	Form of Agreement for Restricted Stock under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Bancorp’s Form 8-K dated April 24, 2015).

10.7	Amended and Restated Employment Agreement, dated February 16, 2016, by and among NorthWest Indiana Bancorp, Peoples Bank SB and David A. Bochnowski (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated February 26, 2016).

10.8	Employment Agreement between NorthWest Indiana Bancorp, Peoples Bank SB, and Benjamin J. Bochnowski dated August 1, 2017 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated August 4, 2017).

13	2017 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

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
Benjamin J. Bochnowski
President and
Chief Executive Officer

Date: February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 20, 2018:

Signature	Title

Principal Executive Officer:

/s/Benjamin J. Bochnowski	President and
Benjamin J. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Robert T. Lowry	Executive Vice President,
Robert T. Lowry	Chief Financial Officer and Treasurer

The Board of Directors:

/s/David A. Bochnowski	Executive Chairman of the Board
David A. Bochnowski

/s/Edward J. Furticella	Director
Edward J. Furticella

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

/s/Danette Garza	Director
Danette Garza

/s/Robert E. Johnson III	Director
Robert E. Johnson III

EXHIBIT INDEX

Exhibit	Description

13	2017 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

Page 86 of 86