Form 10-Q
period 2018-03-31
NORTHWEST INDIANA BANCORP
filed 2018-05-09
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to ______

Commission File Number: 0-26128

NorthWest Indiana Bancorp

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

Smaller Reporting Company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 2,867,911 shares of the registrant’s Common Stock, without par value, outstanding at May 8, 2018.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements and Notes	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II. Other Information		32

SIGNATURES		37

EXHIBITS
10.2 Form of Non-Solicitation and Confidentiality Agreement between Peoples Bank SB and each of its Executive Officers
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2018	2017
	(unaudited)
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$9,800	$10,529
Interest bearing deposits in other financial institutions	10,361	139
Federal funds sold	254	357

Total cash and cash equivalents	20,415	11,025

Certificates of deposit in other financial institutions	1,526	1,676

Securities available-for-sale	241,471	244,490
Loans held-for-sale	1,908	1,592
Loans receivable	624,662	620,211
Less: allowance for loan losses	(7,097)	(7,482)
Net loans receivable	617,565	612,729
Federal Home Loan Bank stock	3,000	3,000
Accrued interest receivable	3,052	3,262
Premises and equipment	19,436	19,559
Foreclosed real estate	1,432	1,699
Cash value of bank owned life insurance	19,462	19,355
Goodwill	2,792	2,792
Other assets	6,449	6,080

Total assets	$938,508	$927,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$126,582	$120,556
Interest bearing	668,791	672,448
Total	795,373	793,004
Repurchase agreements	13,396	11,300
Borrowed funds	30,360	20,881
Accrued expenses and other liabilities	9,571	10,014

Total liabilities	848,700	835,199

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: March 31, 2018 - 2,924,978 December 31, 2017 - 2,920,545 shares outstanding: March 31, 2018 - 2,868,940 December 31, 2017 - 2,864,507	361	361
Additional paid-in capital	4,558	4,506
Accumulated other comprehensive income/(loss)	(3,348)	684
Retained earnings	88,237	86,509

Total stockholders' equity	89,808	92,060

Total liabilities and stockholders' equity	$938,508	$927,259

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2018	2017
Interest income:
Loans receivable
Real estate loans	$5,917	$5,421
Commercial loans	1,072	1,013
Consumer loans	5	5
Total loan interest	6,994	6,439
Securities	1,722	1,617
Other interest earning assets	17	22

Total interest income	8,733	8,078

Interest expense:
Deposits	675	459
Repurchase agreements	32	21
Borrowed funds	191	83

Total interest expense	898	563

Net interest income	7,835	7,515
Provision for loan losses	341	234

Net interest income after provision for loan losses	7,494	7,281

Noninterest income:
Fees and service charges	$892	$740
Gain on sale of securities, net	758	293
Wealth management operations	415	410
Gain on sale of loans held-for-sale, net	211	200
Increase in cash value of bank owned life insurance	108	115
Gain on sale of foreclosed real estate, net	32	-
Other	33	27

Total noninterest income	2,449	1,785

Noninterest expense:
Compensation and benefits	3,860	3,613
Occupancy and equipment	853	882
Data processing	361	368
Marketing	134	135
Federal deposit insurance premiums	84	77
Other	1,675	1,225

Total noninterest expense	6,967	6,300

Income before income tax expenses	2,976	2,766
Income tax expenses	415	468

Net income	$2,561	$2,298

Earnings per common share:
Basic	$0.89	$0.80
Diluted	$0.89	$0.80

Dividends declared per common share	$0.29	$0.28

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2018	2017

Net income	$2,561	$2,298

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains (losses) arising during the period	(4,350)	1,468
Less: reclassification adjustment for gains included in net income	(758)	(293)
Net securities gain (loss) during the period	(5,108)	1,175
Tax effect	1,076	(399)
Net of tax amount	(4,032)	776

Other comprehensive income (loss), net of tax	(4,032)	776

Comprehensive income (loss), net of tax	$(1,471)	$3,074

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2018	2017

Balance at beginning of period	$92,060	$84,108

Comprehensive income:
Net income	2,561	2,298
Net unrealized gains (losses) on securities available-for-sale, net of reclassifications and tax effects	(4,032)	776
Comprehensive income, net of tax	(1,471)	3,074

Stock based compensation expense	52	47
Cash dividends	(833)	(802)

Balance at end of period	$89,808	$86,427

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,561	$2,298
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(8,250)	(6,332)
Sale of loans originated for sale	8,145	7,876
Depreciation and amortization, net of accretion	650	620
Amortization of mortgage servicing rights	16	13
Stock based compensation expense	52	47
Gain on sale of securities, net	(758)	(293)
Gain on sale of loans held-for-sale, net	(211)	(200)
Gain on sale of foreclosed real estate, net	(32)	-
Provision for loan losses	341	234
Net change in:
Interest receivable	210	191
Other assets	690	587
Accrued expenses and other liabilities	(443)	(1,383)
Total adjustments	410	1,360
Net cash - operating activities	2,971	3,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposits in other financial institutions	150	-
Proceeds from maturities and pay downs of securities available-for-sale	5,313	6,700
Proceeds from sales of securities available-for-sale	14,668	17,964
Purchase of securities available-for-sale	(21,604)	(27,117)
Net change in loans receivable	(5,430)	(13,504)
Purchase of premises and equipment, net	(235)	(732)
Proceeds from sale of foreclosed real estate, net	552	-
Change in cash value of bank owned life insurance	(108)	(115)
Net cash - investing activities	(6,694)	(16,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	2,369	(9,142)
Proceeds from FHLB advances	32,000	-
Repayment of FHLB advances	(19,000)	(4,000)
Change in other borrowed funds	(1,425)	(2,237)
Dividends paid	(831)	(800)
Net cash - financing activities	13,113	(16,179)
Net change in cash and cash equivalents	9,390	(29,325)
Cash and cash equivalents at beginning of period	11,025	45,109
Cash and cash equivalents at end of period	$20,415	$15,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$873	$567
Income taxes	-	-
Noncash activities:
Transfers from loans to foreclosed real estate	$253	$-

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2018 and December 31, 2017, and the consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2018 and 2017. The income reported for the three month period ended March 31, 2018 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Acquisition Activity

On February 20, 2018, the Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Personal Financial Corp., a Delaware corporation (“First Personal”). Pursuant to the Merger Agreement, First Personal will merge with and into the Bancorp, with the Bancorp as the surviving corporation (the “Merger”). At the time of the Merger, First Personal Bank, an Illinois state chartered commercial bank and wholly-owned subsidiary of First Personal (“First Personal Bank”), will merge with and into Peoples Bank SB, the wholly-owned Indiana state chartered savings bank subsidiary of the Bancorp (“Peoples Bank”), with Peoples Bank as the surviving bank.

The boards of directors of the Bancorp and First Personal have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by First Personal’s stockholders, regulatory approvals, and other customary closing conditions, the parties anticipate completing the Merger in the third quarter of 2018.

Upon completion of the Merger, each First Personal stockholder will have the right to receive fixed consideration of (i) 0.1246 shares of Bancorp common stock, and (ii) $6.67 per share in cash for each share of First Personal’s common stock. Stockholders holding less than 100 shares of First Personal common stock will have the right to receive $12.12 in cash and no stock consideration for each share of First Personal common stock. Based on the Bancorp’s closing stock price of $42.80 as of February 20, 2018, the transaction has an implied valuation of approximately $15.60 million.

Subject to certain terms and conditions, the board of directors of First Personal has agreed to recommend the approval and adoption of the Merger Agreement to First Personal’s stockholders and will solicit proxies to vote in favor of the Merger from First Personal’s stockholders. The Merger Agreement also provides for certain termination rights for both the Bancorp and First Personal, and further provides that upon termination of the Merger Agreement under certain circumstances, First Personal will be obligated to pay the Bancorp a termination fee.

First Personal Bank has a home office and two branch offices in Cook County, Illinois. As of December 31, 2017, First Personal Bank reported total assets of $145.8 million, total loans of $99.9 million, and total deposits of $130.1 million. The combined bank is expected to have approximately $1.1 billion in assets, $742.3 million in total loans, and $945.9 million in deposits. The acquisition will expand the Bank’s banking center network into Cook County Illinois.

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2018
Money market fund	$924	$-	$-	$924
U.S. government sponsored entities	5,997	3	(162)	5,838
Collateralized mortgage obligations and residential mortgage-backed securities	142,412	36	(3,279)	139,169
Municipal securities	91,552	1,307	(774)	92,085
Collateralized debt obligations	4,823	-	(1,368)	3,455
Total securities available-for-sale	$245,708	$1,346	$(5,583)	$241,471

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2017
Money market fund	$476	$-	$-	$476
U.S. government sponsored entities	3,996	-	(106)	3,890
Collateralized mortgage obligations and residential mortgage-backed securities	134,224	170	(1,456)	132,938
Municipal securities	100,088	3,709	(50)	103,747
Collateralized debt obligations	4,835	-	(1,396)	3,439
Total securities available-for-sale	$243,619	$3,879	$(3,008)	$244,490

The estimated fair value of available-for-sale debt securities at March 31, 2018, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
March 31, 2018	Value	Yield (%)
Due in one year or less	$1,595	6.54
Due from one to five years	4,787	4.36
Due from five to ten years	24,533	4.88
Due over ten years	71,387	4.77

Collateralized mortgage obligations and residential mortgage-backed securities	139,169	2.70
Total	$241,471	3.59

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	March 31,	March 31,
	2018	2017

Proceeds	$14,668	$17,964
Gross gains	758	334
Gross losses	-	(41)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2017	$684
Current period change	(4,032)
Ending balance, March 31, 2018	$(3,348)

Securities with carrying values of approximately $17.3 million and $21.2 million were pledged as of March 31, 2018 and December 31, 2017, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at March 31, 2018 and December 31, 2017 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2018
U.S. government sponsored entities	$-	$-	$3,835	$(162)	$3,835	$(162)
Collateralized mortgage obligations and residential mortgage-backed securities	96,178	(1,735)	35,217	(1,544)	131,395	(3,279)
Municipal securities	26,877	(639)	1,726	(135)	28,603	(774)
Collateralized debt obligations	-	-	3,455	(1,368)	3,455	(1,368)
Total temporarily impaired	$123,055	$(2,374)	$44,233	$(3,209)	$167,288	$(5,583)
Number of securities		99		37		136

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
U.S. government sponsored entities	$-	$-	$3,890	$(106)	$3,890	$(106)
Collateralized mortgage obligations and residential mortgage-backed securities	66,917	(511)	37,003	(945)	103,920	(1,456)
Municipal securities	1,790	(3)	1,815	(47)	3,605	(50)
Collateralized debt obligations	-	-	3,439	(1,396)	3,439	(1,396)
Total temporarily impaired	$68,707	$(514)	$46,147	$(2,494)	$114,854	$(3,008)
Number of securities		40		37		77

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

Note 5 - Loans Receivable

Loans receivable are summarized below:

(Dollars in thousands)
	March 31, 2018	December 31, 2017
Loans secured by real estate:
Residential real estate	$174,053	$172,780
Home equity	36,606	36,718
Commercial real estate	208,482	211,090
Construction and land development	53,775	50,746
Farmland	248	-
Multifamily	44,612	43,369
Total loans secured by real estate	517,776	514,703
Consumer	489	460
Commercial business	76,546	77,122
Government	30,176	28,785
Subtotal	624,987	621,070
Less:
Net deferred loan origination fees	(124)	(130)
Undisbursed loan funds	(201)	(729)
Loans receivable	$624,662	$620,211

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2018:

Allowance for loan losses:
Residential real estate	$1,568	$(68)	-	$(7)	$1,493
Home equity	166	(19)	-	12	159
Commercial real estate	3,125	(119)	-	(10)	2,996
Construction and land development	618	-	-	43	661
Multifamily	622	-	-	(7)	615
Farmland	-	-	-	4	4
Consumer	31	(8)	4	8	35
Commercial business	1,298	(526)	10	295	1,077
Government	54	-	-	3	57
Total	$7,482	$(740)	$14	$341	$7,097

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2017:

Allowance for loan losses:
Residential real estate	$2,111	$(858)	$-	$42	$1,295
Home equity	299	-	-	7	306
Commercial real estate	3,113	-	-	85	3,198
Construction and land development	617	-	-	(24)	593
Multifamily	572	-	-	(11)	561
Farmland	-	-	-	-	-
Consumer	34	(5)	2	(3)	28
Commercial business	896	(245)	8	136	795
Government	56	-	-	2	58
Total	$7,698	$(1,108)	$10	$234	$6,834

The Bancorp's impairment analysis is summarized below:

	Ending Balances
(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at March 31, 2018:

Residential real estate	$31	$1,462	$173,866	$561	$712	$172,593
Home equity	-	159	36,658	69	-	36,589
Commercial real estate	18	2,978	208,482	363	-	208,119
Construction and land development	-	661	53,775	134	-	53,641
Multifamily	-	615	44,612	-	-	44,612
Farmland	-	4	248	-	-	248
Commercial business	10	1,067	76,354	193	-	76,161
Consumer	-	35	491	-	-	491
Government	-	57	30,176	-	-	30,176
Total	$59	$7,038	$624,662	$1,320	$712	$622,630

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2017:

Residential real estate	$21	$1,547	$172,141	$462	$690	$170,989
Home equity	-	166	36,769	-	-	36,769
Commercial real estate	144	2,981	211,090	512	-	210,578
Construction and land development	-	618	50,746	134	-	50,612
Multifamily.	-	622	43,368	-	-	43,368
Farmland	-	-	-	-	-	-
Commercial business	539	759	76,851	724	-	76,127
Consumer	-	31	461	-	-	461
Government	-	54	28,785	-	-	28,785
Total	$704	$6,778	$620,211	$1,832	$690	$617,689

The Bancorp's credit quality indicators are summarized below at March 31, 2018 and December 31, 2017:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	March 31, 2018
(Dollars in thousands)	2	3	4	5	6	7	8
Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$614	$14,951	$92,844	$8,649	$48,937	$4,186	$3,685	$173,866
Home equity	67	906	34,929	-	173	271	312	36,658
Commercial real estate	-	2,127	76,593	81,047	42,746	5,606	363	208,482
Construction and land development	-	-	23,208	21,159	9,274	-	134	53,775
Multifamily	-	-	19,887	22,882	1,610	233	-	44,612
Farmland	-	-	248	-	-	-	-	248
Commercial business	7,986	17,545	14,153	22,060	12,275	2,142	193	76,354
Consumer	118	3	361	-	-	-	9	491
Government	-	2,220	21,976	5,980	-	-	-	30,176
Total	$8,785	$37,752	$284,199	$161,777	$115,015	$12,438	$4,696	$624,662

	December 31, 2017
	2	3	4	5	6	7	8
Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$887	$12,317	$92,241	$8,759	$50,075	$4,130	$3,732	$172,141
Home equity	-	1,065	34,871	-	250	233	350	36,769
Commercial real estate	-	2,372	79,847	81,547	40,054	6,758	512	211,090
Construction and land development	-	-	20,719	19,583	10,310	-	134	50,746
Multifamily	-	-	20,159	20,965	2,076	168	-	43,368
Farmland	-	-	-	-	-	-	-	-
Commercial business	7,169	17,202	16,784	21,087	13,041	394	1,174	76,851
Consumer	-	131	330	-	-	-	-	461
Government	-	2,318	20,202	6,265	-	-	-	28,785
Total	$8,056	$35,405	$285,153	$158,206	$115,806	$11,683	$5,902	$620,211

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

During the first quarter of 2018, two residential real estate loans totaling $115 thousand and two home equity loans totaling $69 thousand were modified as a troubled debt restructuring. No troubled debt restructurings have subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the three months ended
	As of March 31, 2018			March 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,141	$2,871	$-	$1,103	$6
Home equity	69	69	-	35
Commercial real estate	250	250	-	252	-
Construction and land development	134	134	-	134	-
Commercial business	183	183	-	184	1

With an allowance recorded:
Residential real estate	132	132	31	106	5
Home equity	-	-	-	-	-
Commercial real estate	113	113	18	186	4
Construction and land development	-	-	-	-	-
Commercial business	10	10	10	275	-

Total:
Residential real estate	$1,273	$3,003	$31	$1,209	$11
Home equity	$69	$69	$-	$35	$-
Commercial real estate	$363	$364	$18	$438	$4
Construction & land development	$134	$134	$-	$134	$-
Commercial business	$193	$193	$10	$459	$1

				For the three months ended
	As of December 31, 2017			March 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,072	$3,351	$-	$1,350	$11
Home equity	-	-	-	-	-
Commercial real estate	253	253	-	363	1
Construction and land development	134	134	-	134	-
Commercial business	184	184	-	209	1

With an allowance recorded:
Residential real estate	80	270	21	533	-
Home equity	-	-	-	-	-
Commercial real estate	259	259	144	79	-
Construction & land development	-	-	-	-	-
Commercial business	540	540	539	327	-

Total:
Residential real estate	$1,152	$3,621	$21	$1,883	$11
Home equity	$-	$-	$-	$-	$-
Commercial real estate	$512	$512	$144	$442	$1
Construction & land development	$134	$134	$-	$134	$-
Commercial business	$724	$724	$539	$536	$1

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At March 31, 2018, total purchased credit impaired loans with unpaid principal balances totaled $2.4 million with a recorded investment of $712 thousand. At December 31, 2017, purchased credit impaired loans with unpaid principal balances totaled $2.6 million with a recorded investment of $690 thousand.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
March 31, 2018
Residential real estate	$2,858	$1,222	$2,789	$6,869	$166,997	$173,866	$46
Home equity	361	-	218	579	36,079	36,658	5
Commercial real estate	1,367	-	183	1,550	206,932	208,482	-
Construction and land development	-	-	134	134	53,641	53,775	-
Multifamily	-	165	-	165	44,447	44,612	-
Farmland	-	-	-	-	248	248	-
Commercial business	228	275	142	645	75,709	76,354	-
Consumer	9	-	-	9	482	491	-
Government	-	-	-	-	30,176	30,176	-
Total	$4,823	$1,662	$3,466	$9,951	$614,711	$624,662	$51

December 31, 2017
Residential real estate	$4,921	$1,751	$3,092	$9,764	$162,377	$172,141	$225
Home equity	295	18	234	547	36,222	36,769	2
Commercial real estate	951	96	332	1,379	209,711	211,090	-
Construction and land development	-	-	133	133	50,613	50,746	-
Multifamily	319	-	-	319	43,049	43,368	-
Farmland	-	-	-	-	-	-	-
Commercial business	285	162	539	986	75,865	76,851	-
Consumer	1	-	-	1	460	461	-
Government	-	-	-	-	28,785	28,785	-
Total	$6,772	$2,027	$4,330	$13,129	$607,082	$620,211	$227

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	March 31, 2018	December 31, 2017
Residential real estate	$3,221	$3,509
Home equity	307	350
Commercial real estate	183	332
Construction and land development	134	133
Multifamily	-	-
Farmland	-	-
Commercial business	142	672
Consumer	9	-
Government	-	-
Total	$3,996	$4,996

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2018	2017
Residential real estate	$744	$914
Home equity	-	-
Commercial real estate	-	97
Construction and land development	468	468
Multifamily	-	-
Farmland	-	-
Commercial business	220	220
Consumer	-	-
Government	-	-
Total	$1,432	$1,699

Note 7 - Goodwill, Other Intangible Assets, and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $2.8 million with the acquisitions of First Federal Savings & Loan (First Federal) and Liberty Savings Bank (Liberty Savings). Goodwill of $2.0 million was established with the acquisition of First Federal and goodwill of $804 thousand was established with the acquisition of Liberty Savings. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $2.8 million at March 31, 2018 and December 31, 2017.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. Approximately $3 thousand of amortization was taken during the quarters ended March 31, 2018 and March 31, 2017. It is estimated that an additional $9 thousand of additional amortization will occur during 2018, and $12 thousand of additional amortization will occur annually from 2019 to 2021, and the remaining amount will be amortized through to the first quarter of 2022. A core deposit intangible of $471 thousand for the acquisition of Liberty Savings was established and is being amortized over 8.2 years on a straight line basis. Approximately $15 thousand of amortization was taken during the three months ended March 31, 2018 and March 31, 2017. It is estimated that $43 thousand of additional amortization will occur during 2018, and $58 thousand of additional amortization will occur annually from 2019 to 2022, and the remaining amount will be amortized through to the third quarter of 2023.

For the First Federal acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $36 thousand of accretion was taken into income for the three months ended March 31, 2018, compared to $37 thousand for the three months ended March 31, 2017. It is estimated that $123 thousand of additional accretion will occur in 2018. Similarly, for the Liberty Savings acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.2 million that is being accreted over 44 months on a straight line basis. Approximately $68 thousand of accretion was taken into income for the three months ended March 31, 2018, compared to $81 thousand for the three months ended March 31, 2017. It is estimated that $196 thousand of additional accretion will occur in 2018, and accretion of $44 thousand will occur during 2019.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2018	2017
Basic earnings per common share:
Net income as reported	$2,561	$2,298
Weighted average common shares outstanding	2,867,413	2,863,156
Basic earnings per common share	$0.89	$0.80
Diluted earnings per common share:
Net income as reported	$2,561	$2,298
Weighted average common shares outstanding	2,867,413	2,863,156
Add: Dilutive effect of assumed stock option exercises	-	139
Weighted average common and dilutive potential common shares outstanding	2,867,413	2,863,295
Diluted earnings per common share	$0.89	$0.80

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended March 31, 2018, stock based compensation expense of $52 thousand was recorded, compared to $47 thousand for the three months ended March 31, 2017. It is anticipated that current outstanding unvested options and awards will result in additional compensation expense of approximately $542 thousand through 2021 with $153 thousand in 2018, $184 thousand in 2019, $150 thousand in 2020 and $55 thousand in 2021.

There were no incentive stock options granted during the first three months of 2018 or 2017. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. At March 31, 2018, there were no outstanding incentive stock options.

There were 4,433 shares of restricted stock granted during the first three months of 2018 compared to 4,575 shares granted during the first three months of 2017. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option and incentive plans described above for the three months ended March 31, 2018 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	28,465	$26.67
Granted	4,575	39.00
Vested	(1,625)	25.81
Forefited	(725)	28.62
Non-vested at December 31, 2017	30,690	$28.51

Non-vested at January 1, 2018	30,690	$28.51
Granted	4,433	43.50
Vested	(3,200)	21.00
Forefited	-
Non-vested at March 31, 2018	31,923	$31.34

Note 11 – Change in Accounting Principles

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09 and ASU 2015-14, Revenue from Contracts with Customers (Topic 606), superseding the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for the Bancorp's year ending December 31, 2018 and has been adopted as of January 1, 2018. The use of the modified retrospective approach has been used for implementing this standard. Interest income is outside of the scope of the new standard and will not be impacted by the adoption of the standard. Management mapped noninterest income accounts to their associated income streams and applied the five step model to identify the contract, identify the performance obligations in the contract, determine the total transaction price, allocate the transaction price to each performance obligation, and ensure revenue is recognized when the performance obligation is satisfied. A review of the Bancorp’s noninterest income has not resulted in a change in revenue recognition since adoption.

In January 2016, FASB issued Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosures related to certain financial instruments, including requiring equity investments to be accounted for at fair value with changes recorded through earnings, the use of the exit price when measuring fair value, and disaggregation of financial assets and liabilities by category for disclosure purposes. The new guidance is effective for the Bancorp's year ending December 31, 2018 and was adopted on January 1, 2018. The adoption of this ASU has not had a material impact on the consolidated financial statements, as the Bancorp does not hold any equity securities with unrealized gains or losses. The new reporting requirements have been incorporated into the fair value of financial instruments table and disclosures.

Note 12 - Upcoming Accounting Standards

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

Note 13 - Fair Value

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed semiannually on June 30 and December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q, respectively), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve, and bank call reports filed with the FDIC and the Office of the Comptroller of Currency. Using the information sources described above, for each bank and thrift examined the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (non-interest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies’ stock price movements were reviewed and the market price of publicly traded debt instruments was examined. Based on current market conditions and a review of the trustee reports, management performed an analysis of the four pooled trust preferred securities and no additional impairment was taken at March 31, 2018. A specialist will be used to review all four pooled trust preferred securities again at June 30, 2018.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2017	$271
Additions not previously recognized	-
Ending balance, March 31, 2018	$271

The following table contains information regarding the Bancorp’s pooled trust preferred securities impairment evaluation as of December 31, 2017:

Cusip	74043CAC1	74042TAJ0	01449TAB9	01450NAC6
Deal name	PreTSLXXIV	PreTSL XXVII	Alesco IX	Alesco XVII
Class	B-1	C-1	A-2A	B
Lowest credit rating assigned	CCC	CC	BB	CCC
Number of performing banks	62	33	63	51
Number of performing insurance companies	13	7	10	n/a
Number of issuers in default	16	7	2	4
Number of issuers in deferral	2	2	1	1
Defaults & deferrals as a % of performing collateral	26.56%	20.06%	2.93%	8.11%
Subordination:
As a % of performing collateral	23.55%	8.35%	53.11%	35.58%
As a % of performing collateral-adjusted for projected future defaults	18,67%	1.24%	49.64%	31.69%
Other-than-temporary impairment model assumptions:
Defaults:
Year 1 - issuer average	2.00%	2.40%	2.30%	1.90%
Year 2 - issuer average	2.00%	2.40%	2.30%	1.90%
Year 3 - issuer average	2,00%	2.40%	2.30%	1.90%
> 3 Years - issuer average	(1)	(1)	(1)	(1)
Discount rate - 3 month Libor, plus implicit yield spread at purchase	1 48%	1.23%	1.27%	1.44%
Recovery assumptions	(2)	(2)	(2)	(2)
Prepayments	0.00%	0.00%	0.00%	0.00%
Other-than-temporary impairment	$41	$132	$36	$62

(1) - Default rates > 3 years are evaluated on a issuer by issuer basis and range from 0.25% to 5.00%.

(2) - Recovery assumptions are evaluated on a issuer by issuer basis and range from 0% to 15% with a five year lag.

In the preceding table, the Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary-impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At March 31, 2018, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At March 31, 2018, three of the trust preferred securities with a cost basis of $3.5 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2018. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$924	$924	$-	$-
U.S. government sponsored entities	5,838	-	5,838	-
Collateralized mortgage obligations and residential mortgage-backed securities	139,169	-	139,169	-
Municipal securities	92,085	-	92,085	-
Collateralized debt obligations	3,455	-	-	3,455
Total securities available-for-sale	$241,471	$924	$237,092	$3,455

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$476	$476	$-	$-
U.S. government sponsored entities	3,890	-	3,890	-
Collateralized mortgage obligations and residential mortgage-backed securities	132,938	-	132,938	-
Municipal securities	103,747	-	103,747	-
Collateralized debt obligations	3,439	-	-	3,439
Total securities available-for-sale	$244,490	$476	$240,575	$3,439

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2017	$2,409
Principal payments	(154)
Total unrealized gains, included in other comprehensive income	1,184
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2017	$3,439

Beginning balance, January 1, 2018	$3,439
Principal payments	(12)
Total unrealized gains, included in other comprehensive income	28
Transfers in and/or (out) of Level 3	-
Ending balance, March 31, 2018	$3,455

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,973	$-	$-	$1,973
Foreclosed real estate	1,432	-	-	1,432

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,818	$-	$-	$1,818
Foreclosed real estate	1,699	-	-	1,699

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $2.0 million and the related specific reserves totaled approximately $59 thousand, resulting in a fair value of impaired loans totaling approximately $1.9 million, at March 31, 2018. The recorded investment of impaired loans was approximately $2.5 million and the related specific reserves totaled approximately $704 thousand, resulting in a fair value of impaired loans totaling approximately $1.8 million, at December 31, 2017. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	March 31, 2018		Estimated Fair Value Measurements at March 31, 2018 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$20,415	$20,415	$20,415	$-	$-
Certificates of deposit in other financial institutions	1,526	1,493	-	1,493	-
Securities available-for-sale	241,471	241,471	924	237,092	3,455
Loans held-for-sale	1,908	1,949	1,949	-	-
Loans receivable, net	617,565	602,764	-	-	602,764
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,052	3,052	-	3,052	-

Financial liabilities:
Non-interest bearing deposits	126,582	126,582	126,582	-	-
Interest bearing deposits	668,791	666,925	474,069	192,856	-
Repurchase agreements	13,396	13,387	11,642	1,745	-
Borrowed funds	30,360	30,254	260	29,994	-
Interest rate swap agreements	18	18	-	18	-
Accrued interest payable	42	42	-	42	-

	December 31, 2017		Estimated Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$11,025	$11,025	$11,025	$-	$-
Certificates of deposit in other financial institutions	1,676	1,640	-	1,640	-
Securities available-for-sale	244,490	244,490	476	240,575	3,439
Loans held-for-sale	1,592	1,625	1,625	-	-
Loans receivable, net	612,729	608,506	-	-	608,506
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,262	3,262	-	3,262	-

Financial liabilities:
Non-interest bearing deposits	120,556	120,556	120,556	-	-
Interest bearing deposits	672,448	670,967	488,528	182,439	-
Repurchase agreements	11,300	11,292	9,545	1,747	-
Borrowed funds	20,881	20,818	600	20,218	-
Accrued interest payable	42	42	-	42	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended March 31, 2018:

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

Non-interest and interest bearing deposits, which include checking, savings, and money market deposits, are estimated to have fair values based on the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit (included in interest bearing deposits) are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). Estimated fair values for short-term repurchase agreements, which represent sweeps from demand deposits to accounts secured by pledged securities, are estimated based on the amount payable as of the reporting date (Level 1). Longer-term repurchase agreements, with contractual maturity dates of quarter or more, are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). Short-term borrowings are generally only held overnight, therefore, their carrying amount is a reasonable estimate of fair value (Level 1). The fair value of FHLB Advances (included in borrowed funds) are estimated by discounting the future cash flows using quoted rates from the FHLB for similar advances with similar maturities (Level 2). The estimated fair value of other financial instruments, and off-balance sheet loan commitments, approximate cost and are not considered significant to this presentation.

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2017:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB (“the Bank”), an Indiana savings bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2018, as compared to December 31, 2017, and the results of operations for the quarter ending March 31, 2018, and March 31, 2017. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

At March 31, 2018, the Bancorp had total assets of $938.5 million, total loans receivable of $624.7 million and total deposits of $795.4 million. Stockholders' equity totaled $89.8 million or 9.57% of total assets, with a book value per share of $31.30. Net income for the quarter ended March 31, 2018, was $2.6 million, or $0.89 earnings per common share for both basic and diluted calculations. For the quarter ended March 31, 2018, the return on average assets (ROA) was 1.10%, while the return on average stockholders’ equity (ROE) was 11.20%.

Recent Developments

On February 21, 2018, the Bancorp announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) on February 20, 2018 with First Personal Financial Corp., a Delaware corporation (“First Personal”), pursuant to which the Bancorp will acquire First Personal and its wholly-owned subsidiary, First Personal Bank, through a stock and cash merger. Under the terms of the Merger Agreement, each First Personal stockholder will have the right to receive fixed consideration of (i) 0.1246 shares of Bancorp common stock, and (ii) $6.67 per share in cash for each share of First Personal’s common stock. First Personal stockholders holding less than 100 shares of First Personal common stock will have the right to receive $12.12 in cash and no stock consideration for each share of First Personal common stock. The merger is expected to close in the third quarter of 2018.

Financial Condition

During the three months ended March 31, 2018, total assets increased by $11.2 million (1.2%), with interest-earning assets increasing by $11.7 million (1.3%). At March 31, 2018, interest-earning assets totaled $883.2 million compared to $871.5 million at December 31, 2017. Earning assets represented 94.1% of total assets at March 31, 2018 and 94.0% of total assets at December 31, 2017. The increase in total assets and interest earning assets for the three months was the result of internally generated growth.

Net loans receivable totaled $617.6 million at March 31, 2018, compared to $612.7 million at December 31, 2017. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	March 31,
	2018		December 31,
(Dollars in thousands)	(unaudited)		2017
	Balance	% Loans	Balance	% Loans

Residential real estate	$173,866	27.8%	172,141	27.8%
Home equity	36,658	5.9%	36,769	5.9%
Commercial real estate	208,482	33.4%	211,090	34.0%
Construction and land development	53,775	8.6%	50,746	8.2%
Multifamily	44,612	7.1%	43,368	7.0%
Farmland	248	0.1%	-	0.0%
Consumer	491	0.1%	461	0.1%
Commercial business	76,354	12.2%	76,851	12.4%
Government	30,176	4.8%	28,785	4.6%
Loans receivable	$624,662	100.0%	$620,211	100.0%

Adjustable rate loans / loans receivable	$354,478	56.7%	$348,559	56.2%

	March 31,
	2018	December 31,
	(unaudited)	2017

Loans receivable to total assets	66.6%	66.9%
Loans receivable to earning assets	70.7%	71.2%
Loans receivable to total deposits	78.5%	78.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the three months ended March 31, 2018, the Bancorp originated $8.3 million in new fixed rate mortgage loans for sale, compared to $6.3 million during the three months ended March 31, 2017. Net gains realized from the mortgage loan sales totaled $211 thousand for the three months ended March 31, 2018, compared to $200 thousand for the three months ended March 31, 2017. At March 31, 2018, the Bancorp had $1.9 million in loans that were classified as held for sale, compared to $1.6 million at December 31, 2017.

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

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. Non-performing loans totaled $4.0 million at March 31, 2018, compared to $5.2 million at December 31, 2017, a decrease of $1.2 million or 22.5%. The decrease in non-performing loans for the first three months of 2018 is primarily due to a charge-off totaling $526 thousand for two related commercial business loans, a charge-off of $119 thousand for a commercial real estate loan, and the removal of nine residential real estate loans. The ratio of non-performing loans to total loans was 0.65% at March 31, 2018, compared to 0.84% at December 31, 2017. The ratio of non-performing loans to total assets was 0.43% at March 31, 2018, compared to 0.56% at December 31, 2017. At March 31, 2018, all non-performing loans are also accounted for on a non-accrual basis, except for two residential real estate loans totaling $51 thousand that remained accruing and more than 90 days past due.

Loans internally classified as substandard totaled $4.7 million at March 31, 2018, compared to $5.9 million at December 31, 2017, a decrease of $1.2 million or 20.5%. The decrease in non-performing loans for the first three months of 2018 is primarily due to a charge-off totaling $526 thousand for two related commercial business loans, a charge-off of $119 thousand for a commercial real estate loan, an upgrade of a $450 thousand commercial business loan and the removal of nine residential real estate loans. Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2018 or December 31, 2017. In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of watch loans. Watch loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard. Watch loans totaled $12.4 million at March 31, 2018, compared to $11.7 million at December 31, 2017, an increase of $753 thousand or 6.4%. The increase in watch loans is primarily due to the addition of two related commercial real estate loans totaling $1.6 million, five related commercial business loans totaling $712 thousand, and four related commercial business loans totaling $626 thousand and one commercial business loan for $430 thousand offset by the payoff of one commercial real estate loan for $2.3 million.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. At March 31, 2018, impaired loans totaled $2.0 million, compared to $2.5 million at December 31, 2017, a decrease of $490 thousand or 19.4%. The decrease in impaired loans for the first three months of 2018 is primarily due to a charge-off totaling $526 thousand for two commercial business loans and a charge-off of $119 thousand for a commercial real estate loan. The March 31, 2018 impaired loan balances consist of four commercial real estate loans, four commercial business loans, and one construction and land development loan, all of which total $690 thousand that are secured by business assets and real estate, and are personally guaranteed by the owners of the businesses. In addition, 66 Investor Owned Residential Real Estate and purchased credit impaired loans totaling $1.3 million have also been classified as impaired. At March 31, 2018 the ALL contained $59 thousand in specific reserves for impaired loans, compared to $704 thousand at December 31, 2017. There were no other loans considered for impairment as of March 31, 2018. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled debt restructurings.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired loans. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Bancorp aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. At March 31, 2018, purchased credit impaired loans with unpaid principal balances totaled $2.4 million with a recorded investment of $712 thousand.

At March 31, 2018, the Bancorp classified nine loans totaling $717 thousand as troubled debt restructurings, which involves modifying the terms of a loan to forego a portion of interest or principal or reducing the interest rate on the loan to a rate materially less than market rates, or materially extending the maturity date of a loan. The Bancorp’s troubled debt restructurings include four residential real estate loans in the amount of $417 thousand, one commercial business loan in the amount of $180 thousand for which a reduction in interest rate and change in amortization was granted with no change to the maturity date, two home equity loans in the amount of $69 thousand for which an extension of amortization and reduction in rate was granted, and two accruing commercial business loans totaling $51 thousand for which a reduction in principal payments was granted. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

At March 31, 2018, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

For the three months ended March 31, 2018, $341 thousand in provisions to the ALL were required, compared to $234 thousand for the three months ended March 31, 2017, an increase of $107 thousand or 45.7%. The ALL provision for the current three month period is primarily a result of overall loan portfolio growth. For the three months ended March 31, 2018, charge-offs, net of recoveries, totaled $726 thousand, compared to charge-offs, net of recoveries of $1.1 million for the three months ended March 31, 2017. The net loan charge-offs for the first quarter of 2018 were comprised of $87 thousand in residential real estate and home equity loans, $4 thousand in consumer loans, $516 thousand in commercial business loans, and $119 thousand in commercial real estate. The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

The ALL-to-total loans was 1.14% at March 31, 2018, compared to 1.21% at December 31, 2017. The ALL-to-non-performing loans (coverage ratio) was 175.4% at March 31, 2018, compared to 143.3% at December 31, 2017. The March 31, 2018 balance in the ALL account of $7.1 million is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At March 31, 2018, foreclosed real estate totaled $1.4 million, which was comprised of thirteen properties, compared to $1.7 million and sixteen properties at December 31, 2017. The decrease in foreclosed real estate is the result of the sale of properties. Net gains from the sale of foreclosed real estate totaled $32 for the three months ended March 31, 2018, and were the result of proceeds received from the sale of foreclosed properties. At the end of March 2018 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $241.5 million at March 31, 2018, compared to $244.5 million at December 31, 2017, a decrease of $3.0 million (1.2%). The decrease in the securities portfolio is a result of market value adjustments for unrealized losses. At March 31, 2018, the securities portfolio represented 27.3% of interest-earning assets and 25.7% of total assets compared to 28.1% of interest-earning assets and 26.4% of total assets at December 31, 2017.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,
	2018		December 31,
(Dollars in thousands)	(unaudited)		2017
	Balance	% Securities	Balance	% Securities

Money market fund	$924	0.4%	$476	0.2%
U.S. government sponsored entities	5,838	2.4%	3,890	1.6%
Collateralized mortgage obligations and residential mortgage-backed securities	139,169	57.6%	132,938	54.4%
Municipal securities	92,085	38.1%	103,747	42.4%
Collateralized debt obligations	3,455	1.5%	3,439	1.4%
Total securities available-for-sale	$241,471	100.0%	$244,490	100.0%

	March 31,
	2018	December 31,	YTD
(Dollars in thousands)	(unaudited)	2017	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$10,361	$139	$10,222	7354.0%
Fed funds sold	254	357	(103)	-28.9%
Certificates of deposit in other financial institutions	1,526	1,676	$(150)	-8.9%
Federal Home Loan Bank stock	3,000	3,000	-	0.0%

The net increase in interest bearing deposits in other financial institutions is primarily the result of the seasonality of municipality deposit accounts and an increase in customer certificates of deposit. The net decrease in fed funds sold is primarily the result of timing of liquidity needs. Federal Home Loan Bank stock corresponds to stock ownership requirements based on borrowing needs.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,
	2018	December 31,	YTD
(Dollars in thousands)	(unaudited)	2017	Change
	Balance	Balance	$	%

Checking	$297,413	$309,023	$(11,610)	-3.8%
Savings	134,779	129,702	5,077	3.9%
Money market	168,458	170,359	(1,901)	-1.1%
Certificates of deposit	194,723	183,920	10,803	5.9%
Total deposits	$795,373	$793,004	$2,369	0.3%

The overall increase in total deposits is a result of management’s sales efforts along with current customer preferences for short-term, liquid investment alternatives.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	March 31,
	2018	December 31,	YTD
(Dollars in thousands)	(unaudited)	2017	Change
	Balance	Balance	$	%

Repurchase agreements	$13,396	$11,300	$2,096	18.5%
Borrowed funds	30,360	20,881	9,479	45.4%
Total borrowed funds	$43,756	$32,181	$11,575	36.0%

Repurchase agreements increased as part of normal account fluctuations within that product line. Borrowed funds increased as FHLB advances were utilized for funding purposes.

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

During the three months ended March 31, 2018, cash and cash equivalents increased by $9.4 million compared to a $29.3 million decrease for the three months ended March 31, 2017. The primary sources of cash and cash equivalents were sales of loans originated for sale, proceeds from maturities, pay downs, calls, and sales of available-for-sale securities, and borrowed funds. The primary uses of cash and cash equivalents were the purchase of securities, loan originations, and the repayment of FHLB advances. Cash provided by operating activities totaled $3.0 million for the three months ended March 31, 2018, compared to cash provided of $3.7 million for the three month period ended March 31, 2017. The decrease in cash from operating activities was primarily a result of an increase in origination of loans for sale. Cash outflows from investing activities totaled $6.7 million for the current period, compared to cash outflows of $16.8 million for the three months ended March 31, 2017. Cash outflows from investing activities for the current three months were primarily related to the origination of loans receivable and maturities and pay downs of securities. Net cash inflows from financing activities totaled $13.1 million during the current period compared to net cash outflows of $16.2 million for the three months ended March 31, 2017. The net cash inflows from financing activities was primarily a result of proceeds from FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $833 thousand for the three months ended March 31, 2018 and $800 thousand for the three months ended March 31, 2017.

At March 31, 2018, outstanding commitments to fund loans totaled $140.4 million. Approximately 55.4% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $8.7 million at March 31, 2018. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2018, stockholders' equity decreased by $2.3 million (2.4%). During the three months ended March 31, 2018, stockholders’ equity was primarily increased by net income of $2.6 million. Decreasing stockholders’ equity was the declaration of $833 thousand in cash dividends and a decrease to net unrealized gains (losses) on securities available-for-sale of $4.0 million. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the first three months of 2018 or 2017.

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

The Dodd-Frank Act required the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries. However, under the FRB’s “Small Bank Holding Company” exemption from consolidated bank holding company capital requirements, bank holding companies and savings and loan holding companies with less than $1 billion in consolidated assets, such as the Bancorp, are exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases. The Bancorp would have approximately $1.1 billion of total assets when factoring in the acquisition of First Personal based on estimated total assets at closing.

During the three months ended March 31, 2018, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $4.8 million. Three of these investments currently have ratings that are below investment grade. As a result, approximately $19.4 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at March 31, 2018, and December 31, 2017, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$90.3	13.3%	$30.5	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$90.3	13.3%	$40.7	6.0%	N/A	N/A
Total capital to risk-weighted assets	$97.4	14.4%	$54.2	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$90.3	9.7%	$39.6	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$88.4	12.9%	$30.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$88.4	12.9%	$41.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$96.0	14.0%	$55.0	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$88.4	9.6%	$36.8	4.0%	N/A	N/A

In addition, the following table shows that, at March 31, 2018, and December 31, 2017, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$88.1	13.0%	$30.5	4.5%	$44.0	6.5%
Tier 1 capital to risk-weighted assets	$88.1	13.0%	$40.7	6.0%	$54.2	8.0%
Total capital to risk-weighted assets	$95.2	14.0%	$54.2	8.0%	$67.8	10.0%
Tier 1 capital to adjusted average assets	$88.1	9.5%	$39.6	4.0%	$49.5	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$86.3	12.6%	$30.9	4.5%	$44.6	6.5%
Tier 1 capital to risk-weighted assets	$86.3	12.6%	$41.2	6.0%	$54.9	8.0%
Total capital to risk-weighted assets	$93.8	13.7%	$54.9	8.0%	$68.7	10.0%
Tier 1 capital to adjusted average assets	$86.3	9.4%	$36.7	4.0%	$45.8	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2018, without the need for qualifying for an exemption or prior DFI approval, is $10.2 million plus 2018 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On February 16, 2018 the Board of Directors of the Bancorp declared a first quarter dividend of $0.29 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 6, 2018.

Results of Operations - Comparison of the Quarter Ended March 31, 2018 to the Quarter Ended March 31, 2017

For the three months ended March 31, 2018, the Bancorp reported net income of $2.6 million, compared to net income of $2.3 million for the quarter ended March 31, 2017, an increase of $263 thousand (11.4%). For the quarter, the ROA was 1.10%, compared to 1.02% for the quarter ended March 31, 2017. The ROE was 11.20% for the quarter ended March 31, 2018, compared to 10.73% for the quarter ended March 31, 2017.

Net interest income for the quarter ended March 31, 2018 was $7.8 million, an increase of $320 thousand (4.3%), compared to $7.5 million for the quarter ended March 31, 2017. The weighted-average yield on interest-earning assets was 3.99% for the quarter ended March 31, 2018, compared to 3.84% for the quarter ended March 31, 2017. The weighted-average cost of funds for the quarter ended March 31, 2018 was 0.43% compared to 0.28% for the quarter ended March 31, 2017. The impact of the 3.99% return on interest earning assets and the 0.43% cost of funds resulted in an interest rate spread of 3.56% for the current quarter, which was the same for the three months ended March 31, 2017. The net interest margin on earning assets was 3.58% for the three months ended March 31, 2018 and March 31, 2017. On a tax equivalent basis, the Bancorp’s net interest margin was 3.80% for the three months ended March 31, 2018, compared to 3.82% for the three months ended March 31, 2017. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

(Dollars in thousands)	Average Balances, Interest, and Rates
	March 31, 2018			March 31, 2017
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$2,396	$10	1.67	$9,982	$20	0.80
Federal funds sold	467	1	0.86	531	-	-
Certificates of deposit in other financial institutions	1,636	6	1.47	885	2	0.90
Securities available-for-sale	241,081	1,671	2.77	234,661	1,585	2.70
Loans receivable	626,894	6,994	4.46	591,595	6,439	4.35
Federal Home Loan Bank stock	3,000	51	6.80	3,000	32	4.27
Total interest bearing assets	875,474	$8,733	3.99	840,654	$8,078	3.84
Cash and non-interest bearing deposits in other financial institutions	13,360			11,940
Allowance for loan losses	(7,468)			(7,644)
Other noninterest bearing assets	53,643			53,978
Total assets	$935,009			$898,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$782,382	$675	0.35	$768,018	$459	0.24
Repurchase agreements	11,162	32	1.15	12,426	21	0.68
Borrowed funds	40,764	191	1.87	24,257	83	1.37
Total interest bearing liabilities	834,308	$898	0.43	804,701	$563	0.28
Other noninterest bearing liabilities	9,288			8,589
Total liabilities	843,596			813,290
Total stockholders' equity	91,413			85,638
Total liabilities and stockholders' equity	$935,009			$898,928

The increase in yields for interest bearing deposits in other financial institutions and certificates of deposits in other financial institutions was primarily the result of higher average rates received from increased in short term rates for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in yields for securities available-for-sale and loans receivable was the result of higher average balances and higher weighted average rates for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in the cost of total deposits and borrowed funds was the result of higher average balances and higher weighted average rates for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in the cost of repurchase agreements was the result of higher weighted average rates for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

The following table shows the change in noninterest income for the quarter ending March 31, 2018, and March 31, 2017.

	Three Months Ended
(Dollars in thousands)	March 31,		Three Months Ended
	2018	2017	$ Change	% Change
Noninterest income:
Fees and service charges	$892	$740	$152	20.5%
Gain on sale of securities, net	758	293	465	158.7%
Wealth management operations	415	410	5	1.2%
Gain on sale of loans held-for-sale, net	211	200	11	5.5%
Increase in cash value of bank owned life insurance	108	115	(7)	-6.1%
Gain on sale of foreclosed real estate, net	32	-	32	0.0%
Other	33	27	6	22.2%
Total noninterest income	2,449	1,785	664	37.2%

The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place. Current market conditions provided opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. The increase in gain on sale of foreclosed real estate is the result of normal course of business sales from other real estate owned.

The following table shows the change in noninterest expense for the quarter ending March 31, 2018, and March 31, 2017.

	Three Months Ended
(Dollars in thousands)	March 31,		Three Months Ended
	2018	2017	$ Change	% Change
Noninterest expense:
Compensation and benefits	3,860	3,613	247	6.8
Occupancy and equipment	853	882	(29)	-3.3
Data processing	361	368	(7)	-1.9
Marketing	134	135	(1)	-0.7
Federal deposit insurance premiums	84	77	7	9.1
Other	1,675	1,225	450	36.7
Total noninterest expense	6,967	6,300	667	10.6

The increase in compensation and benefits is the result of a continued focus on talent management and retention. The decrease in occupancy and equipment expense is the result of lower building operating expenses. The increase in other operating expenses is related to generally higher costs related to foreclosure and collection expense, seminars and education, higher third party costs, and a shared loss of $125 thousand from the operation of its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary). The Bancorp’s efficiency ratio was 67.75% for the quarter ended March 31, 2018, compared to 67.74% for the quarter ended March 31, 2017. Despite higher operating expenses for the quarter, increases in net interest income and noninterest income were sufficient to offset operating expenses. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the quarter ended March 31, 2018 totaled $415 thousand, compared to income tax expense of $468 thousand for the quarter ended March 31, 2017, a decrease of $53 thousand (11.3%). The combined effective federal and state tax rates for the Bancorp was 13.9% for the quarter ended March 31, 2018, compared to 16.9% for the quarter ended March 31, 2017. The Bancorp’s lower current quarter effective tax rate is primarily a result of the Tax Cuts and Jobs Act that, among other changes, reduces the corporate federal income tax rate from 34% to 21% and was effective January 1, 2018.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2017 remain unchanged.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, merger and acquisition activities, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2017 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As part of its normal operations, the Bancorp is subject to interest-rate risk on the assets it invests in (primarily loans and securities) and the liabilities it funds (primarily customer deposits and borrowed funds), as well as its ability to manage such risk. Fluctuations in interest rates may result in changes in the fair market values of the Bancorp’s financial instruments, cash flows, and net interest income. Like most financial institutions, the Bancorp has an exposure to changes in both short-term and long-term interest rates.

The Bancorp manages various market risks in its normal course of operations, including credit risk, liquidity risk, and interest-rate risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Bancorp’s business activities and operations. In addition, since the Bancorp does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. The Bancorp’s interest rate risk exposures estimated at March 31, 2018, and December 31, 2017, are outlined in the table below for a period of 12 months based on projected results from the asset/liability model and does not consider other forecast assumptions.

(Dollars in thousands)

	Immediate Changes in Rates			Immediate Changes in Rates
March 31, 2018	Down 2.00%	Down 1.00%	Base	Up 1.00%	Up 2.00%	Up 3.00%
Projected interest income:
Loans	$26,391	$27,856	$29,650	$31,466	$33,272	$35,055
Securities	6,694	6,997	7,298	7,500	7,674	7,813
Other interest earning assets	4	20	42	66	90	113
Total interest income	33,089	34,873	36,990	39,032	41,036	42,981
Projected interest expense:
Deposits	2,258	2,825	4,273	6,492	8,712 #	10,931
Borrowings	759	798	848	904	962	1,022
Total interest expense	3,017	3,623	5,121	7,396	9,674	11,953
Net interest income	$30,072	$31,250	$31,869	$31,636	$31,362	$31,028

Dollar change from base	$(1,797)	$(619)		$(233)	$(507)	$(841)
Percent change from base	-5.64%	-1.94%		-0.73%	-1.59%	-2.64%

(Dollars in thousands)

	Immediate Changes in Rates			Immediate Changes in Rates
December 31, 2017	Down 2.00%	Down 1.00%	Base	Up 1.00%	Up 2.00%	Up 3.00%
Projected interest income:
Loans	$26,190	$27,136	$28,751	$30,454	$32,155	$33,874
Securities	6,528	6,844	7,272	7,483	7,672	7,824
Other interest earning assets		-	-	4	7	11
Total interest income	32,718	33,980	36,023	37,941	39,834	41,709
Projected interest expense:
Deposits	1,777	1,981	2,921	5,056	7,204	9,358
Borrowings	461	577	826	1,079	1,327	1,569
Total interest expense	2,238	2,558	3,747	6,135	8,531	10,927
Net interest income	$30,480	$31,422	$32,276	$31,806	$31,303	$30,782

Dollar change from base	$(1,796)	$(854)		$(470)	$(973)	$(1,494)
Percent change from base	-5.56%	-2.65%		-1.46%	-3.01%	-4.63%

The Bancorp's net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction. The Bancorp's ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Bancorp's balance sheet and off-balance sheet positions. The Bancorp enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with customer contracts, the Bancorp enters into an offsetting derivative contract. The notional amount of these derivative instruments was $3.6 million with an estimated fair value loss of $19 thousand at March 31, 2018. The Bancorp manages its credit risk, or potential risk of default by its commercial customers through credit limit approval and monitoring procedures. Interest rate risk is monitored and managed within approved policy limits.

The Bancorp utilizes simulation analysis to quantify the impact of various rate scenarios on net interest income. Specific cash flows, repricing characteristics, and embedded options of the assets and liabilities held by the Bancorp are incorporated into the simulation model. Earnings at risk is calculated by comparing the net interest income of a stable interest rate environment to the net interest income of different interest rate environments in order to determine the percentage change. The analysis does not calculate scenarios for a decline of 3% or more due to current market interest rates. The simulation analysis is not indicative of expected actual results.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2018, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)       Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

The Bancorp and its subsidiaries, from time to time, are involved in legal proceedings in the ordinary course of business against its debtors and are defendants in legal actions arising from normal business activities. Management, after consultation with legal counsel believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Bancorp.

Item 1A.	Risk Factors

The following describes some of the principal risks and uncertainties to which our industry in general, is subject:

The banking industry in which we operate is subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation, none of which is in our control. Significant new laws or changes in, or repeals of, existing laws (including changes in federal or state laws affecting corporate taxpayers generally or financial institutions specifically) could have a material adverse effect on our business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions, and any unfavorable change in these conditions could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We conduct business from offices that are located in Lake and Porter County in north-western Indiana. Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area. Any material deterioration in the economic conditions in these markets could have direct or indirect material adverse impacts on us, or on our customers or on the financial institutions with whom we deal as counterparties to financial transactions. Such deterioration could negatively impact customers’ ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Bancorp’s customers experiencing financial distress and in the levels of the Bancorp’s delinquencies, non-performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A significant source of risk for any bank or other enterprise that lends money arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail (because of financial difficulties or other reasons) to perform in accordance with the terms of their loan agreements. In our case, we originate many loans that are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans, due to adverse changes in collateral values caused by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate and other external events.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the monetary policies of the FRB. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. We maintain an investment portfolio consisting of various high quality liquid fixed-income securities. The nature of fixed-income securities is such that increases in prevailing market interest rates negatively impact the value of these securities, while decreases in prevailing market interest rates positively impact the value of these securities. Any substantial, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations, and cash flows.

We compete with much larger regional, national, and international competitors, including competitors that have no (or only a limited number of) offices physically located within our markets, many of which compete with us via Internet and other electronic product and service offerings. In addition, banking and other financial services competitors (including newly organized companies) that are not currently represented by physical locations within our geographic markets could establish office facilities within our markets, including through their acquisition of existing competitors. In December 2016, the OCC announced its intent to make special purpose national bank charters available to financial technology companies. While the agency issued a draft supplement to its licensing manual in March 2017, providing more details on how companies applying for such charters would be evaluated, the OCC has not given any definitive indication as to whether or not it intends to move forward in making such special purpose charters available to financial technology companies. In any event, developments increasing the nature or level of our competition, or decreasing the effectiveness by which we compete, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Our financial condition and results of operations that are presented in our consolidated financial statements, accompanying notes to the consolidated financial statements, and selected financial data appearing in this Report, are, to a large degree, dependent upon our accounting policies. The selection of and application of these policies involve estimates, judgments and uncertainties that are subject to change, and the effect of any change in estimates or judgments that might be caused by future developments or resolution of uncertainties could be materially adverse to our reported financial condition and results of operations. In addition, authorities that prescribe accounting principles and standards for public companies from time to time change those principles or standards or adopt formal or informal interpretations of existing principles or standards. Such changes or interpretations (to the extent applicable to us) could result in changes that would be materially adverse to our reported financial condition and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Although we have historically been able to replace maturing deposits and borrowings as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of our lenders or market conditions were to change.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due us.

Prices and volumes of transactions in the nation’s securities markets can be affected suddenly by economic crises, or by other national or international crises, such as national disasters, acts of war or terrorism, changes in commodities markets, or instability in foreign governments. Disruptions in securities markets may detrimentally affect the value of securities that we hold in our investment portfolio, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Competition for qualified employees and personnel in the financial services industry is intense and there are a limited number of qualified persons with knowledge of our markets. Our success depends to a significant degree upon our ability to attract and retain qualified loan origination executives and sales executives for our trust and investment products and services. We also depend upon the continued contributions of our management personnel, and in particular upon the abilities of our executive management, and the loss of the services of one or more of them could harm our business.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

In the normal course of our business, we collect, process and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and / or human errors, or other similar events.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing web sites. We may not be able to anticipate or implement effective preventive measures against all security breaches of these types. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. We cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

Any cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

We outsource certain information system and data management and processing functions to third party providers. These third party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. If third party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.

While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

We may acquire other banks, bank branches and other financial-service-related businesses and assets in the future. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

▪	potential exposure to unknown or contingent liabilities of the acquired assets, operations or company;

▪	exposure to potential asset quality issues of the acquired assets, operations or company;

▪	environmental liability with acquired real estate collateral or other real estate;

▪	difficulty and expense of integrating the operations, systems and personnel of the acquired assets, operations or company;

▪	potential disruption to our ongoing business, including diversion of our management's time and attention;

▪	the possible loss of key employees and customers of the acquired operations or company;

▪	difficulty in estimating the value of the acquired assets, operations or company;

▪	and potential changes in banking or tax laws or regulations that may affect the acquired assets, operations or company.

We may not be successful in overcoming these risks or any other problems encountered in connection with mergers or acquisitions. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value per common share or net income per common share (or both) may occur in connection with any future transaction. We may incur substantial costs to expand by acquisition, and such acquisitions may not result in the levels of profits we seek. Integration efforts for any future acquisitions may not be successful and following any future acquisition, after giving it effect, we may not achieve financial results comparable to or better than our historical experience.

Our common stock price constantly changes in response to a variety of factors (some of which are beyond our control), and we expect that our stock price will continue to fluctuate in the future. Factors impacting the price of our common stock include, among others:

▪	actual or anticipated variations in our quarterly results of operations;

▪	recommendations or research reports about us or the financial services industry in general published by securities analysts;

▪	the failure of securities analysts to cover, or continue to cover, us;

▪	operating and stock price performance of other companies that investors believe are comparable to us;

▪	news reports relating to trends, concerns and other issues in the financial services industry;

▪	perceptions in the marketplace regarding us, or our reputation, competitors or other financial institutions;

▪	actual or anticipated sales of our equity or equity-related securities;

▪	our past and future dividend practice;

▪	departure of our management team or other key personnel;

▪	new technology used, or services offered, by competitors;

▪	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

▪	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

▪	existing or increased regulatory and compliance requirements, changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations; and

▪	litigation and governmental investigations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the three months ended March 31, 2018 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2018 – January 31, 2018	-	N/A	-	48,828
February 1, 2018 – February 28, 2018	-	N/A	-	48,828
March 1, 2018 – March 31, 2018	-	N/A	-	48,828
	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

On May 7, 2018, the Bank entered into non-solicitation and confidentiality agreements with each of the current executive officers of the Bank other than the Executive Chairman and the President and Chief Executive Officer, both of whom have entered into employment agreements with the Bancorp and the Bank. Under the terms of the non-solicitation and confidentiality agreements, each officer agrees that during the term of the agreement and for a period of 12 months following termination of such officer’s employment with the Bank for any reason, such officer shall not (i) engage or invest in any business that develops, markets, or sells any products or services that are competitive with the products or services developed, marketed, or sold by the Bank; or (ii) employ, hire, or solicit any employee of the Bank or solicit any person who was a customer of the Bank within one year prior to such officer’s termination of employment for business that is competitive with the business of the Bank.

The description of the non-solicitation and confidentiality agreements set forth above is not complete and is qualified in its entirety by reference to the full text of the form of non-solicitation and confidentiality agreement between the Bank and each of the Bank’s executive officers, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.	Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among NorthWest Indiana Bancorp and First Personal Financial Corp. dated February 20, 2018 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on February 21, 2018).
10.1	Voting Agreement dated February 20, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 21, 2018).
10.2	Form of Non-Solicitation and Confidentiality Agreement between Peoples Bank SB and each of its Executive Officers
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2018, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: May 9, 2018	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: May 9, 2018	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

