Form 10-Q
period 2018-06-30
NORTHWEST INDIANA BANCORP
filed 2018-07-24
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018 or

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

There were 2,867,911 shares of the registrant’s Common Stock, without par value, outstanding at July 20, 2018.

NorthWest Indiana Bancorp

Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	35

PART II. Other Information	36

SIGNATURES	37

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	June 30,
(Dollars in thousands)	2018	December 31,
	(unaudited)	2017
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$16,429	$10,529
Interest bearing deposits in other financial institutions	2,524	139
Federal funds sold	839	357

Total cash and cash equivalents	19,792	11,025

Certificates of deposit in other financial institutions	1,526	1,676

Securities available-for-sale	238,164	244,490
Loans held-for-sale	4,329	1,592
Loans receivable	646,288	620,211
Less: allowance for loan losses	(7,448)	(7,482)
Net loans receivable	638,840	612,729
Federal Home Loan Bank stock	3,017	3,000
Accrued interest receivable	3,253	3,262
Premises and equipment	19,221	19,559
Foreclosed real estate	1,087	1,699
Cash value of bank owned life insurance	19,583	19,355
Goodwill	2,792	2,792
Other assets	7,347	6,080

Total assets	$958,951	$927,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$120,418	$120,556
Interest bearing	685,559	672,448
Total	805,977	793,004
Repurchase agreements	14,236	11,300
Borrowed funds	35,679	20,881
Accrued expenses and other liabilities	12,482	10,014

Total liabilities	868,374	835,199

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued: June 30, 2018 - 2,924,978 December 31, 2017 - 2,920,545 shares outstanding: June 30, 2018 - 2,867,911 December 31, 2017 - 2,864,507	361	361
Additional paid-in capital	4,565	4,506
Accumulated other comprehensive income/(loss)	(4,237)	684
Retained earnings	89,888	86,509

Total stockholders' equity	90,577	92,060

Total liabilities and stockholders' equity	$958,951	$927,259

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans receivable
Real estate loans	$6,134	$5,606	$12,051	$11,027
Commercial loans	1,119	1,053	2,191	2,066
Consumer loans	4	5	9	10
Total loan interest	7,257	6,664	14,251	13,103
Securities	1,696	1,599	3,418	3,216
Other interest earning assets	43	9	60	31

Total interest income	8,996	8,272	17,729	16,350

Interest expense:
Deposits	838	498	1,513	957
Repurchase agreements	45	28	77	49
Borrowed funds	237	88	428	171

Total interest expense	1,120	614	2,018	1,177

Net interest income	7,876	7,658	15,711	15,173
Provision for loan losses	297	323	638	557

Net interest income after provision for loan losses	7,579	7,335	15,073	14,616

Noninterest income:
Fees and service charges	$947	$821	$1,839	$1,561
Gain on sale of securities, net	246	252	1,004	545
Wealth management operations	424	398	839	808
Gain on sale of loans held-for-sale, net	359	271	570	471
Increase in cash value of bank owned life insurance	120	115	228	230
Gain on sale of foreclosed real estate, net	68	93	100	93
Other	39	10	72	37

Total noninterest income	$2,203	$1,960	$4,652	$3,745

Noninterest expense:
Compensation and benefits	$3,516	$3,140	$7,376	$6,753
Occupancy and equipment	842	815	1,695	1,697
Data processing	703	360	1,064	728
Marketing	166	199	300	334
Federal deposit insurance premiums	75	81	159	158
Other	1,604	1,433	3,279	2,658

Total noninterest expense	$6,906	$6,028	$13,873	$12,328

Income before income tax expenses	2,876	3,267	5,852	6,033
Income tax expenses	365	738	780	1,206

Net income	$2,511	$2,529	$5,072	$4,827

Earnings per common share:
Basic	$0.88	$0.89	$1.77	$1.69
Diluted	$0.88	$0.89	$1.77	$1.69

Dividends declared per common share	$0.30	$0.29	$0.59	$0.57

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2018	2017	2018	2017

Net income	$2,511	$2,529	$5,072	$4,827

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains/(losses) arising during the period	(880)	1,978	(5,230)	3,446
Less: reclassification adjustment for gains included in net income	(246)	(252)	(1,004)	(545)
Net securities gain/(loss) during the period	(1,126)	1,726	(6,234)	2,901
Tax effect	237	(586)	1,313	(986)
Net of tax amount	(889)	1,140	(4,921)	1,915

Other comprehensive income/(loss), net of tax	(889)	1,140	(4,921)	1,915

Comprehensive income, net of tax	$1,622	$3,669	$151	$6,742

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2018	2017	2018	2017

Balance at beginning of period	$89,808	$86,427	$92,060	$84,108

Comprehensive income:
Net income	2,511	2,529	5,072	4,827
Net unrealized gains/(losses) on securities available-for-sale, net of reclassifications and tax effects	(889)	1,140	(4,921)	1,915
Comprehensive income, net of tax	1,622	3,669	151	6,742

Stock based compensation expense	51	43	104	90
Repurchase of shares	(45)	-	(45)	-
Cash dividends	(859)	(831)	(1,693)	(1,632)

Balance at end of period	$90,577	$89,308	$90,577	$89,308

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,072	$4,827
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(24,266)	(17,633)
Sale of loans originated for sale	22,099	17,611
Depreciation and amortization, net of accretion	1,312	1,267
Amortization of mortgage servicing rights	32	31
Stock based compensation expense	104	90
Repurchase of shares	(45)	-
Gain on sale of securities, net	(1,004)	(545)
Gain on sale of loans held-for-sale, net	(570)	(471)
Gain on sale of foreclosed real estate, net	(100)	(93)
Provision for loan losses	638	557
Net change in:
Interest receivable	9	80
Other assets	(17)	(476)
Accrued expenses and other liabilities	2,468	(212)
Total adjustments	660	206
Net cash - operating activities	5,732	5,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposits in other financial institutions	150	-
Proceeds from maturities and pay downs of securities available-for-sale	10,314	12,995
Proceeds from sales of securities available-for-sale	22,545	26,428
Purchase of securities available-for-sale	(32,339)	(43,656)
Net change in loans receivable	(27,002)	(18,434)
Purchase of Federal Home Loan Bank Stock	(17)	-
Purchase of premises and equipment, net	(398)	(1,064)
Proceeds from sale of foreclosed real estate, net	965	550
Change in cash value of bank owned life insurance	(228)	(230)
Net cash - investing activities	(26,010)	(23,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	12,973	7,210
Proceeds from FHLB advances	44,000	-
Repayment of FHLB advances	(29,000)	(6,000)
Change in other borrowed funds	2,734	1,419
Dividends paid	(1,662)	(1,601)
Net cash - financing activities	29,045	1,028
Net change in cash and cash equivalents	8,767	(17,350)
Cash and cash equivalents at beginning of period	11,025	45,109
Cash and cash equivalents at end of period	$19,792	$27,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,949	$1,186
Income taxes	955	920
Noncash activities:
Transfers from loans to foreclosed real estate	$253	$-

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2018 and December 31, 2017, and the consolidated statements of income, comprehensive income, changes in stockholders’ equity for the three and six months ended June 30, 2018 and 2017 and consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. The income reported for the six month period ended June 30, 2018 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Acquisition Activity

On February 20, 2018, the Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Personal Financial Corp., a Delaware corporation (“First Personal”). Pursuant to the Merger Agreement, First Personal will merge with and into the Bancorp, with the Bancorp as the surviving corporation (the “Merger”). At the time of the Merger, First Personal Bank, an Illinois state chartered commercial bank and wholly-owned subsidiary of First Personal (“First Personal Bank”), will merge with and into Peoples Bank SB, the wholly-owned Indiana state chartered savings bank subsidiary of the Bancorp (“Peoples Bank”), with Peoples Bank as the surviving bank (the “Bank Merger”).

The boards of directors of the Bancorp and First Personal, and the stockholders of First Personal, have approved the Merger and the Merger Agreement. In addition, all regulatory approvals necessary for the consummation of the Merger and Bank Merger have been received. Subject to remaining customary closing conditions, the parties anticipate completing the Merger on July 26, 2018.

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

First Personal Bank has a home office and two branch offices in Cook County, Illinois. As of June 30, First Personal Bank reported total assets of $143.2 million, total loans of $98.8 million, and total deposits of $127.5 million. The combined bank is expected to have approximately $1.1 billion in assets, $745.1 million in total loans, and $933.5 million in deposits. The acquisition will expand the Bank’s banking center network into Cook County, Illinois.

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
June 30, 2018	Basis	Gains	Losses	Value
Money market fund	$1,608	$-	$-	$1,608
U.S. government sponsored entities	7,997	2	(178)	7,821
Collateralized mortgage obligations and residential mortgage-backed securities	139,149	24	(4,042)	135,131
Municipal securities	89,963	972	(814)	90,121
Collateralized debt obligations	4,810	-	(1,327)	3,483
Total securities available-for-sale	$243,527	$998	$(6,361)	$238,164

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
December 31, 2017	Basis	Gains	Losses	Value
Money market fund	$476	$-	$-	$476
U.S. government sponsored entities	3,996	-	(106)	3,890
Collateralized mortgage obligations and residential mortgage-backed securities	134,224	170	(1,456)	132,938
Municipal securities	100,088	3,709	(50)	103,747
Collateralized debt obligations	4,835	-	(1,396)	3,439
Total securities available-for-sale	$243,619	$3,879	$(3,008)	$244,490

The estimated fair value of available-for-sale debt securities at June 30, 2018, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
June 30, 2018	Value	Yield (%)
Due in one year or less	$2,279	5.48
Due from one to five years	9,996	3.50
Due from five to ten years	16,804	4.21
Due over ten years	73,954	4.03
Collateralized mortgage obligations and residential mortgage-backed securities	135,131	2.72
Total	$238,164	3.29

Sales of available-for-sale securities were as follows for the six months ended:

	(Dollars in thousands)
	June 30,	June 30,
	2018	2017

Proceeds	$22,545	$26,428
Gross gains	1,004	589
Gross losses	-	(44)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2017	$684
Current period change	(4,921)
Ending balance, June 30, 2018	$(4,237)

Securities with carrying values of approximately $14.4 million and $21.2 million were pledged as of June 30, 2018 and December 31, 2017, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at June 30, 2018 and December 31, 2017 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$1,995	$(5)	$3,824	$(173)	$5,819	$(178)
Collateralized mortgage obligations and residential mortgage-backed securities	97,556	(2,303)	33,685	(1,739)	131,241	(4,042)
Municipal securities	29,715	(675)	1,721	(139)	31,436	(814)
Collateralized debt obligations	-	-	3,483	(1,327)	3,483	(1,327)
Total temporarily impaired	$129,266	$(2,983)	$42,713	$(3,378)	$171,979	$(6,361)
Number of securities		105		37		142

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$-	$-	$3,890	$(106)	$3,890	$(106)
Collateralized mortgage obligations and residential mortgage-backed securities	66,917	(511)	37,003	(945)	103,920	(1,456)
Municipal securities	1,790	(3)	1,815	(47)	3,605	(50)
Collateralized debt obligations	-	-	3,439	(1,396)	3,439	(1,396)
Total temporarily impaired	$68,707	$(514)	$46,147	$(2,494)	$114,854	$(3,008)
Number of securities		40		37		77

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

Note 5 - Loans Receivable

Loans receivable are summarized below:

     (Dollars in thousands)

	June 30, 2018	December 31, 2017
Loans secured by real estate:
Residential real estate	$175,677	$172,780
Home equity	38,247	36,718
Commercial real estate	223,598	211,090
Construction and land development	51,947	50,746
Farmland	245	-
Multifamily	44,781	43,369
Total loans secured by real estate	534,495	514,703
Consumer	485	460
Commercial business	83,941	77,122
Government	27,736	28,785
Subtotal	646,657	621,070
Less:
Net deferred loan origination fees	(180)	(130)
Undisbursed loan funds	(189)	(729)
Loans receivable	$646,288	$620,211

(Dollars in thousands)
	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2018:

Allowance for loan losses:
Residential real estate	$1,493	$(38)	-	$68	$1,523
Home equity	159	(5)	-	29	183
Commercial real estate	2,996	-	2	172	3,170
Construction and land development	661	-	-	(50)	611
Multifamily	615	-	-	(8)	607
Farmland	4	-	-	-	4
Consumer	35	(14)	5	10	36
Commercial business	1,077	(3)	107	83	1,264
Government	57	-	-	(7)	50
Total	$7,097	$(60)	$114	$297	$7,448

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2017:

Allowance for loan losses:
Residential real estate	$1,295	$(71)	$-	$337	$1,561
Home equity	306	-	-	(230)	76
Commercial real estate	3,198	-	-	(307)	2,891
Construction and land development	593	-	-	6	599
Multifamily	561	-	-	(60)	501
Farmland	-	-	-	-	-
Consumer	28	(24)	2	24	30
Commercial business	795	-	9	553	1,357
Government	58	-	-	-	58
Total	$6,834	$(95)	$11	$323	$7,073

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2018:

Allowance for loan losses:
Residential real estate	$1,568	$(106)	$-	$61	$1,523
Home equity	166	(24)	-	41	183
Commercial real estate	3,125	(119)	2	162	3,170
Construction and land development	618	-	-	(7)	611
Multifamily	622	-	-	(15)	607
Farmland	-	-	-	4	4
Consumer	31	(22)	9	18	36
Commercial business	1,298	(529)	117	378	1,264
Government	54	-	-	(4)	50
Total	$7,482	$(800)	$128	$638	$7,448

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2017:

Allowance for loan losses:
Residential real estate	$2,111	$(928)	$-	$378	$1,561
Home equity	299	-	-	(223)	76
Commercial real estate	3,113	-	-	(222)	2,891
Construction and land development	617	-	-	(18)	599
Multifamily	572	-	-	(71)	501
Farmland	-	-	-	-	-
Consumer	34	(30)	4	22	30
Commercial business	896	(245)	17	689	1,357
Government	56	-	-	2	58
Total	$7,698	$(1,203)	$21	$557	$7,073

The Bancorp's impairment analysis is summarized below:

	Ending Balances

					Purchased
					credit
(Dollars in thousands)	Individually	Collectively			impaired
	evaluated for	evaluated		Individually	individually	Collectively
	impairment	for impairment	Loan	evaluated for	evaluated for	evaluated for
	reserves	reserves	receivables	impairment	impairment	impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at June 30, 2018:

Residential real estate	$30	$1,493	$175,492	$548	$693	$174,251
Home equity	10	173	38,303	124	-	38,179
Commercial real estate	14	3,156	223,598	1,289	-	222,309
Construction and land development	-	611	51,947	-	-	51,947
Multifamily	-	607	44,781	-	-	44,781
Farmland	-	4	245	-	-	245
Commercial business	8	1,256	83,699	413	-	83,286
Consumer	-	36	487	-	-	487
Government	-	50	27,736	-	-	27,736
Total	$62	$7,386	$646,288	$2,374	$693	$643,221

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2017:

Residential real estate	$21	$1,547	$172,141	$462	$690	$170,989
Home equity	-	166	36,769	-	-	36,769
Commercial real estate	144	2,981	211,090	512	-	210,578
Construction and land development	-	618	50,746	134	-	50,612
Multifamily	-	622	43,368	-	-	43,368
Farmland	-	-	-	-		-
Commercial business	539	759	76,851	724	-	76,127
Consumer	-	31	461	-	-	461
Government	-	54	28,785	-	-	28,785
Total	$704	$6,778	$620,211	$1,832	$690	$617,689

The Bancorp's credit quality indicators are summarized below at June 30, 2018 and December 31, 2017:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	June 30, 2018
(Dollars in thousands)	2	3	4	5	6	7	8
		Above average		Marginally		Special
Loan Segment	Moderate	acceptable	Acceptable	acceptable	Pass/monitor	mention	Substandard	Total
Residential real estate	$406	$16,577	$94,660	$9,170	$46,790	$3,999	$3,890	$175,492
Home equity	105	956	36,471	-	152	228	391	$38,303
Commercial real estate	-	2,074	78,741	93,683	43,224	4,587	1,289	$223,598
Construction and land development	-	-	20,477	21,194	10,276	-	-	$51,947
Multifamily	-	-	19,676	23,301	1,582	222	-	$44,781
Farmland	-	-	-	245	-	-	-	$245
Commercial business	7,957	20,484	15,241	25,579	12,263	1,762	413	$83,699
Consumer	115	4	368	-	-	-	-	$487
Government	-	2,220	19,786	5,730	-	-	-	$27,736
Total	$8,583	$42,315	$285,420	$178,902	$114,287	$10,798	$5,983	$646,288

	December 31, 2017
	2	3	4	5	6	7	8
		Above average		Marginally		Special
Loan Segment	Moderate	acceptable	Acceptable	acceptable	Pass/monitor	mention	Substandard	Total
Residential real estate	$887	$12,317	$92,241	$8,759	$50,075	$4,130	$3,732	$172,141
Home equity	-	1,065	34,871	-	250	233	350	$36,769
Commercial real estate	-	2,372	79,847	81,547	40,054	6,758	512	$211,090
Construction and land development	-	-	20,719	19,583	10,310	-	134	$50,746
Multifamily	-	-	20,159	20,965	2,076	168	-	$43,368
Farmland	-	-	-	-	-	-	-	$-
Commercial business	7,169	17,202	16,784	21,087	13,041	394	1,174	$76,851
Consumer	-	131	330	-	-	-	-	$461
Government	-	2,318	20,202	6,265	-	-	-	$28,785
Total	$8,056	$35,405	$285,153	$158,206	$115,806	$11,683	$5,902	$620,211

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

During the first six months of 2018, three commercial business loans totaling $355 thousand, three commercial real estate loans totaling $935 thousand, two residential real estate loans totaling $114 thousand and three home equity loans totaling $124 thousand were modified as a troubled debt restructuring. No troubled debt restructurings have subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

	As of June 30, 2018			June 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,110	$2,841	$-	$1,108	$16
Home equity	65	65	-	45
Commercial real estate	1,180	1,180	-	561	-
Construction and land development	-	-	-	89	-
Commercial business	405	405	-	257	-
With an allowance recorded:
Residential real estate	131	131	30	114	10
Home equity	59	59	10	20	-
Commercial real estate.	109	109	14	160	16
Construction and land development	-	-	-	-	-
Commercial business	8	8	8	186	8
Total:
Residential real estate	$1,241	$2,972	$30	$1,222	$26
Home equity	$124	$124	$10	$65	$-
Commercial real estate	$1,289	$1,289	$14	$721	$16
Construction and land development	$-	$-	$-	$89	$-
Commercial business	$413	$413	$8	$443	$8

	As of December 31, 2017			June 30, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,072	$3,351	$-	$1,333	$22
Home equity	-	-	-	-	-
Commercial real estate	253	253	-	381	3
Construction and land development	134	134	-	134	-
Commercial business	184	184	-	206	2
With an allowance recorded:
Residential real estate	80	270	21	380	-
Home equity	-	-	-	-	-
Commercial real estate	259	259	144	99	-
Construction and land development	-	-	-	-	-
Commercial business	540	540	539	454	4
Total:
Residential real estate	$1,152	$3,621	$21	$1,713	$22
Home equity	$-	$-	$-	$-	$-
Commercial real estate	$512	$512	$144	$480	$3
Construction and land development	$134	$134	$-	$134	$-
Commercial business	$724	$724	$539	$660	$6

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At June 30, 2018, total purchased credit impaired loans with unpaid principal balances totaled $2.4 million with a recorded investment of $693 thousand. At December 31, 2017, purchased credit impaired loans with unpaid principal balances totaled $2.6 million with a recorded investment of $690 thousand.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
June 30, 2018
Residential real estate	$2,848	$1,612	$2,750	$7,210	$168,282	$175,492	$71
Home equity	167	200	298	665	37,638	38,303	-
Commercial real estate	8	935	85	1,028	222,570	223,598	-
Construction and land development	-	-	-	-	51,947	51,947	-
Multifamily	66	-	-	66	44,715	44,781	-
Farmland	-	-	-	-	245	245	-
Commercial business	76	198	8	282	83,417	83,699	-
Consumer	-	-	-	-	487	487	-
Government	-	-	-	-	27,736	27,736	-
Total	$3,165	$2,945	$3,141	$9,251	$637,037	$646,288	$71

December 31, 2017
Residential real estate	$4,921	$1,751	$3,092	$9,764	162,377	$172,141	$225
Home equity	295	18	234	547	36,222	36,769	2
Commercial real estate	951	96	332	1,379	209,711	211,090	-
Construction and land development	-	-	133	133	50,613	50,746	-
Multifamily	319	-	-	319	43,049	43,368	-
Farmland	-	-	-	-	-	-
Commercial business	285	162	539	986	75,865	76,851	-
Consumer	1	-	-	1	460	461	-
Government	-	-	-	-	28,785	28,785	-
Total	$6,772	$2,027	$4,330	$13,129	$607,082	$620,211	$227

 The Bancorp's loans on nonaccrual status are summarized below:

 (Dollars in thousands)

	June 30, 2018	December 31, 2017
Residential real estate	$3,478	$3,509
Home equity	332	350
Commercial real estate	175	332
Construction and land development	-	133
Multifamily	-	-
Farmland	-	-
Commercial business	137	672
Consumer	-	-
Government	-	-
Total	$4,122	$4,996

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	June 30, 2018	December 31, 2017
Residential real estate	$399	$914
Home equity	-	-
Commercial real estate	-	97
Construction and land development	468	468
Multifamily	-	-
Farmland	-	-
Commercial business	220	220
Consumer	-	-
Government	-	-
Total	$1,087	$1,699

Note 7 - Goodwill, Other Intangible Assets, and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $2.8 million with the acquisitions of First Federal Savings & Loan (First Federal) and Liberty Savings Bank (Liberty Savings). Goodwill of $2.0 million was established with the acquisition of First Federal and goodwill of $804 thousand was established with the acquisition of Liberty Savings. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $2.8 million at June 30, 2018 and December 31, 2017.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. Approximately $6 thousand of amortization was taken during the six months ended June 30, 2018 and June 30, 2017. It is estimated that an additional $6 thousand of additional amortization will occur during 2018, and $12 thousand of additional amortization will occur annually from 2019 to 2021, and the remaining amount will be amortized through to the first quarter of 2022. A core deposit intangible of $471 thousand for the acquisition of Liberty Savings was established and is being amortized over 8.2 years on a straight line basis. Approximately $29 thousand of amortization was taken during the six months ended June 30, 2018 and June 30, 2017. It is estimated that $29 thousand of additional amortization will occur during 2018, and $58 thousand of additional amortization will occur annually from 2019 to 2022, and the remaining amount will be amortized through to the third quarter of 2023.

For the First Federal acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.1 million that is being accreted over 55 months on a straight line basis. Approximately $70 thousand of accretion was taken into income for the six months ended June 30, 2018, compared to $73 thousand for the six months ended June 30, 2017. It is estimated that $90 thousand of additional accretion will occur in 2018. Similarly, for the Liberty Savings acquisition, as part of the fair value of loans receivable, a net fair value discount was established for residential real estate, including home equity lines of credit, of $1.2 million that is being accreted over 44 months on a straight line basis. Approximately $134 thousand of accretion was taken into income for the six months ended June 30, 2018, compared to $152 thousand for the six months ended June 30, 2017. It is estimated that $131 thousand of additional accretion will occur in 2018, and accretion of $44 thousand will occur during 2019.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2018	2017	2018	2017
Basic earnings per common share:
Net income as reported	$2,511	$2,529	$5,072	$4,827
Weighted average common shares outstanding	2,868,250	2,864,246	2,867,834	2,863,704
Basic earnings per common share	$0.88	$0.89	$1.77	$1.69
Diluted earnings per common share:			-
Net income as reported	$2,511	$2,529	$5,072	$4,827
Weighted average common shares outstanding	2,868,250	2,864,246	2,867,834	2,863,704
Add: Dilutive effect of assumed stock option exercises	-	146	-	143
Weighted average common and dilutive potential common shares outstanding	2,868,250	2,864,392	2,867,834	2,863,847
Diluted earnings per common share	$0.88	$0.89	$1.77	$1.69

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the six months ended June 30, 2018, stock based compensation expense of $104 thousand was recorded, compared to $90 thousand for the six months ended June 30, 2017. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $489 thousand through 2021 with $100 thousand in 2018, $184 thousand in 2019, $150 thousand in 2020 and $55 thousand in 2021.

There were no incentive stock options granted during the first six months of 2018 or 2017. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. At June 30, 2018, there were no outstanding incentive stock options.

There were 4,433 shares of restricted stock granted during the first six months of 2018 compared to 4,575 shares granted during the first six months of 2017. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option and incentive plans described above for the year ended December 31, 2017 and six months ended June 30, 2018 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	28,465	$26.67
Granted	4,575	39.00
Vested	(1,625)	25.81
Forefited	(725)	28.62
Non-vested at December 31, 2017	30,690	$28.51

Non-vested at January 1, 2018	30,690	$28.51
Granted	4,433	43.50
Vested	(6,200)	22.43
Forefited	-
Non-vested at June 30, 2018	28,923	$32.11

Note 11 - Change in Accounting Principles

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09 and ASU 2015-14, Revenue from Contracts with Customers (Topic 606), superseding the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for the Bancorp's year ending December 31, 2018 and has been adopted as of January 1, 2018. The use of the modified retrospective approach has been used for implementing this standard. Interest income is outside of the scope of the new standard and was not impacted by the adoption of the standard. Management mapped noninterest income accounts to their associated income streams and applied the five step model to identify the contract, identify the performance obligations in the contract, determine the total transaction price, allocate the transaction price to each performance obligation, and ensure revenue is recognized when the performance obligation is satisfied. A review of the Bancorp’s noninterest income has not resulted in a change in revenue recognition since adoption.

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

In March 2016, FASB issued ASU No. 2016-09: Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting. This ASU seeks to reduce complexity in accounting standards. The areas for simplification in ASU No. 2016-09, identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB Statement No. 123(R), Share-Based Payment, involve several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures; (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. The Bancorp adopted this ASU during 2017, the adoption of this ASU has not had a material impact on the consolidated financial statements.

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its four pooled trust preferred securities. The analysis is performed annually on December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. Based on current market conditions and a review of the trustee reports, management performed an analysis of the four pooled trust preferred securities and no additional impairment was taken at December 31, 2017. During the second quarter of 2018, upon management review, the Bancorp decided to review for trust preferred security impairment annually, a change from semi-annual review previously disclosed. A specialist will be used to review all four pooled trust preferred securities again at December 31, 2018.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

Collateralized debt obligations
(Dollars in thousands)	other-than-temporary impairment
Ending balance, December 31, 2017	$271
Additions not previously recognized	-
Ending balance, June 30, 2018	$271

At June 30, 2018, three of the trust preferred securities with a cost basis of $3.5 million continue to be in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2018. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$1,608	$1,608	$-	$-
U.S. government sponsored entities	7,821	-	7,821	-
Collateralized mortgage obligations and
residential mortgage-backed securities	135,131	-	135,131	-
Municipal securities	90,121	-	90,121	-
Collateralized debt obligations	3,483	-	-	3,483
Total securities available-for-sale	$238,164	$1,608	$233,073	$3,483

		Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$476	$476	$-	$-
U.S. government sponsored entities	3,890	-	3,890	-
Collateralized mortgage obligations and residential mortgage-backed securities	132,938	-	132,938	-
Municipal securities	103,747	-	103,747	-
Collateralized debt obligations	3,439	-	-	3,439
Total securities available-for-sale	$244,490	$476	$240,575	$3,439

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2017	$2,409
Principal payments	(154)
Total unrealized gains, included in other comprehensive income	1,184
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2017	$3,439

Beginning balance, January 1, 2018	$3,439
Principal payments	(25)
Total unrealized gains, included in other comprehensive income	69
Transfers in and/or (out) of Level 3	-
Ending balance, June 30, 2018	$3,483

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,005	$-	$-	$3,005
Foreclosed real estate	1,087	-	-	1,087

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,818	$-	$-	$1,818
Foreclosed real estate	1,699	-	-	1,699

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $3.1 million and the related specific reserves totaled approximately $62 thousand, resulting in a fair value of impaired loans totaling approximately $3.0 million, at June 30, 2018. The recorded investment of impaired loans was approximately $2.5 million and the related specific reserves totaled approximately $704 thousand, resulting in a fair value of impaired loans totaling approximately $1.8 million, at December 31, 2017. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	June 30, 2018		Estimated Fair Value Measurements at June 30, 2018 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,792	$19,792	$19,792	$-	$-
Certificates of deposit in other financial institutions	1,526	1,493	-	1,493	-
Securities available-for-sale	238,164	238,164	1,608	233,073	3,483
Loans held-for-sale	4,329	4,411	4,411	-	-
Loans receivable, net	638,840	627,250	-	-	627,250
Federal Home Loan Bank stock	3,017	3,017	-	3,017	-
Accrued interest receivable	3,253	3,253	-	3,253	-

Financial liabilities:
Non-interest bearing deposits	120,418	120,418	120,418	-	-
Interest bearing deposits	685,559	683,809	478,974	204,835	-
Repurchase agreements	14,236	14,231	12,482	1,749	-
Borrowed funds	35,679	35,519	579	34,940	-
Interest rate swap agreements	111	111	-	111	-
Accrued interest payable	110	110	-	110	-

	December 31, 2017		Estimated Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$11,025	$11,025	$11,025	$-	$-
Certificates of deposit in other financial institutions	1,676	1,640	-	1,640	-
Securities available-for-sale	244,490	244,490	476	240,575	3,439
Loans held-for-sale	1,592	1,625	1,625	-	-
Loans receivable, net	612,729	608,506	-	-	608,506
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,262	3,262	-	3,262	-

Financial liabilities:
Non-interest bearing deposits	120,556	120,556	120,556	-	-
Interest bearing deposits	672,448	670,967	488,528	182,439	-
Repurchase agreements	11,300	11,292	9,545	1,747	-
Borrowed funds	20,881	20,818	600	20,218	-
Accrued interest payable	42	42	-	42	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended June 30, 2018:

Cash and cash equivalents carrying amounts approximate fair value. The fair values of securities available-for-sale are obtained from broker pricing (Level 2), with the exception of collateralized debt obligations, which are valued by a third-party specialist (Level 3). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 1). The estimated fair value for net loans receivable is based on an exit price basis incorporating discounts for credit, liquidity, and marketability factors (Level 3). This is not comparable with the fair values disclosed for December 31, 2017, which were based on estimates of the rate the Bancorp would charge for similar such loans, applied for the time period until estimated repayment, in addition to appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer of the security. Fair value of accrued interest receivable and payable approximates book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB (“the Bank”), an Indiana savings bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2018, as compared to December 31, 2017, and the results of operations for the quarter and six months ending June 30, 2018, and June 30, 2017. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

At June 30, 2018, the Bancorp had total assets of $959.0 million, total loans receivable of $646.3 million and total deposits of $806.0 million. Stockholders' equity totaled $90.6 million or 9.45% of total assets, with a book value per share of $31.58. Net income for the quarter ended June 30, 2018, was $2.5 million, or $0.88 earnings per common share for both basic and diluted calculations. For the quarter ended June 30, 2018, the return on average assets (ROA) was 1.07%, while the return on average stockholders’ equity (ROE) was 11.04%. Net income for the six months ended June 30, 2018, was $5.1 million, or $1.77 earnings per common share for both basic and diluted calculations. For the six months ended June 30, 2018, the ROA was 1.08%, while the ROE was 11.12%.

Recent Developments

On February 21, 2018, the Bancorp announced the execution of an Agreement and Plan of Merger (the “Merger Agreement”) on February 20, 2018 with First Personal Financial Corp., a Delaware corporation (“First Personal”), pursuant to which the Bancorp will acquire First Personal and its wholly-owned subsidiary, First Personal Bank, through a stock and cash merger. Under the terms of the Merger Agreement, each First Personal stockholder will have the right to receive fixed consideration of (i) 0.1246 shares of Bancorp common stock, and (ii) $6.67 per share in cash for each share of First Personal’s common stock. First Personal stockholders holding less than 100 shares of First Personal common stock will have the right to receive $12.12 in cash and no stock consideration for each share of First Personal common stock. The merger is expected to close on July 26, 2018.

Financial Condition

During the six months ended June 30, 2018, total assets increased by $31.7 million (3.4%), with interest-earning assets increasing by $25.2 million (2.9%). At June 30, 2018, interest-earning assets totaled $896.7 million compared to $871.5 million at December 31, 2017. Earning assets represented 93.5% of total assets at June 30, 2018 and 94.0% of total assets at December 31, 2017. The increase in total assets and interest earning assets for the six months was the result of internally generated growth.

Net loans receivable totaled $638.8 million at June 30, 2018, compared to $612.7 million at December 31, 2017. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	June 30,
	2018		December 31,
(Dollars in thousands)	(unaudited)		2017
	Balance	% Loans	Balance	% Loans

Residential real estate	$175,492	27.2%	172,141	27.8%
Home equity	38,303	5.9%	36,769	5.9%
Commercial real estate	223,598	34.6%	211,090	34.0%
Construction and land development	51,947	8.0%	50,746	8.2%
Multifamily	44,781	6.9%	43,368	7.0%
Farmland	245	0.1%	-	0.0%
Consumer	487	0.1%	461	0.1%
Commercial business	83,699	13.0%	76,851	12.4%
Government	27,736	4.2%	28,785	4.6%
Loans receivable	$646,288	100.0%	$620,211	100.0%

Adjustable rate loans / loans receivable	$379,815	58.8%	$348,559	56.2%

	June 30,
	2018	December 31,
	(unaudited)	2017

Loans receivable to total assets	67.4%	66.9%
Loans receivable to earning assets	72.1%	71.2%
Loans receivable to total deposits	80.2%	78.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the six months ended June 30, 2018, the Bancorp originated $24.3 million in new fixed rate mortgage loans for sale, compared to $17.6 million during the six months ended June 30, 2017. Net gains realized from the mortgage loan sales totaled $570 thousand for the six months ended June 30, 2018, compared to $471 thousand for the six months ended June 30, 2017. At June 30, 2018, the Bancorp had $4.3 million in loans that were classified as held for sale, compared to $1.6 million at December 31, 2017.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At June 30, 2018, all non-performing loans are also accounted for on a non-accrual basis, except for one residential real estate loan totaling $71 thousand that remained accruing and more than 90 days past due.

The Bancorp's nonperforming loans are loans that are more than 90 days past due and those loans that have been placed on non-accrual status and are summarized below:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Residential real estate	$3,549	$3,734
Home equity	332	352
Commercial real estate	175	332
Construction and land development	-	133
Multifamily	-	-
Farmland	-	-
Commercial business	137	672
Consumer	-	-
Government	-	-
Total	$4,193	$5,223
Nonperforming loans to total loans	0.65%	0.84%
Nonperforming loans to total assets	0.44%	0.56%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2018 or December 31, 2017.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)

	June 30,	December 31,
Loan Segment	2018	2017
Residential real estate	$3,890	$3,732
Home equity	391	350
Commercial real estate	1,289	512
Construction and land development	-	134
Multifamily	-	-
Farmland	-	-
Commercial business	413	1,174
Consumer	-	-
Government	-	-
Total	$5,983	$5,902

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)

	June 30,	December 31,
Loan Segment	2018	2017
Residential real estate	$3,999	$4,130
Home equity	228	233
Commercial real estate	4,587	6,758
Construction and land development	-	-
Multifamily	222	168
Farmland	-	-
Commercial business	1,762	394
Consumer	-	-
Government	-	-
Total	$10,798	$11,683

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)

	June 30,	December 31,
Loan Segment	2018	2017
Residential real estate	$1,241	$1,152
Home equity	124	-
Commercial real estate	1,289	512
Construction and land development	-	134
Multifamily	-	-
Farmland	-	-
Commercial business	413	724
Consumer	-	-
Government	-	-
Total	$3,067	$2,522

At times, the Bancorp will modify the terms of a loan to forego a portion of interest or principal or reduce the interest rate on the loan to a rate materially less than market rates, or materially extend the maturity date of a loan as part of a troubled debt restructuring. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's troubled debt restructred loans are summarized below:

(Dollars in thousands)

	June 30,	December 31,
Loan Segment	2018	2017
Residential real estate	$415	$303
Home equity	124	-
Commercial real estate	1,114	181
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	405	51
Consumer	-	-
Government	-	-
Total	$2,058	$535

For the six months ended June 30, 2018, a $1.1 million commercial relationship was modified as part of a troubled debt restructure. This event is the primary reason for the increase in impaired loans as well as the decrease in special mention loans. The relationship was classified as substandard, but did not result in an overall increase to substandard loans due to improvements to substandard loan classifications and workouts that resulted in chargeoffs. This commercial relationship remains in accrual status.

At June 30, 2018, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the six months ended is summarized below:

(Dollars in thousands)

Loan Segment	June 30, 2018	June 30, 2017
Residential real estate	$61	$378
Home equity	41	(223)
Commercial real estate	162	(222)
Construction and land development	(7)	(18)
Multifamily	(15)	(71)
Farmland	4	-
Commercial business	378	689
Consumer	18	22
Government	(4)	2
Total	$638	$557

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)

	As of June 30, 2018
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(106)	$-	$(106)
Home equity	(24)	-	(24)
Commercial real estate	(119)	2	(117)
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(529)	117	(13)
Consumer	(22)	9	(412)
Government	-	-	-
Total	$(800)	$128	$(672)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

The Bancorp's allowance-to-total loans and non-performing loans is summarized below:

(Dollars in thousands)

	June 30,	December 31,
	2018	2017

Allowance for loan losses	$7,448	$7,482
Total loans	$646,288	$620,211
Non-performing loans	$4,193	$5,223
ALL-to-total loans	1.15%	1.21%
ALL-to-non-performing loans (coverage ratio)	177.7%	143.3%

The June 30, 2018 balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At June 30, 2018, foreclosed real estate totaled $1.1 million, which was comprised of nine properties, compared to $1.7 million and sixteen properties at December 31, 2017. The decrease in foreclosed real estate is the result of the sale of properties. Net gains from the sale of foreclosed real estate totaled $100 thousand for the six months ended June 30, 2018. At the end of June 2018 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $238.2 million at June 30, 2018, compared to $244.5 million at December 31, 2017, a decrease of $6.3 million (2.6%). The decrease in the securities portfolio is a result of market value adjustments for unrealized losses and funding of loan growth. At June 30, 2018, the securities portfolio represented 26.6% of interest-earning assets and 24.8% of total assets compared to 28.1% of interest-earning assets and 26.4% of total assets at December 31, 2017.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30,
	2018		December 31,
(Dollars in thousands)	(unaudited)		2017
	Balance	% Securities	Balance	% Securities

Money market fund	$1,608	0.7%	$476	0.2%
U.S. government sponsored entities	7,821	3.3%	3,890	1.6%
Collateralized mortgage obligations and residential mortgage-backed securities	135,131	56.7%	132,938	54.4%
Municipal securities	90,121	37.8%	103,747	42.4%
Collateralized debt obligations	3,483	1.5%	3,439	1.4%
Total securities available-for-sale	$238,164	100.0%	$244,490	100.0%

	June 30,
	2018	December 31,	YTD
(Dollars in thousands)	(unaudited)	2017	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$2,524	$139	$2,385	1715.8%
Fed funds sold	839	357	482	135.0%
Certificates of deposit in other financial institutions	1,526	1,676	$(150)	-8.9%
Federal Home Loan Bank stock	3,017	3,000	17	0.6%

The net increase in interest bearing deposits in other financial institutions is primarily the result of the seasonality of municipality deposit accounts. The net increase in fed funds sold is primarily the result of timing of liquidity needs. Federal Home Loan Bank stock corresponds to stock ownership requirements based on borrowing needs.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	June 30,
	2018	December 31,	YTD
(Dollars in thousands)	(unaudited)	2017	Change
	Balance	Balance	$	%

Checking	$321,588	$309,023	$12,565	4.1%
Savings	131,003	129,702	1,301	1.0%
Money market	146,613	170,359	(23,746)	-13.9%
Certificates of deposit	206,773	183,920	22,853	12.4%
Total deposits	$805,977	$793,004	$12,973	1.6%

The overall increase in total deposits is a result of management’s sales efforts along with current customer preferences for short-term, liquid investment alternatives.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	June 30,
	2018	December 31,	YTD
(Dollars in thousands)	(unaudited)	2017	Change
	Balance	Balance	$	%

Repurchase agreements	$14,236	$11,300	$2,936	26.0%
Borrowed funds	35,679	20,881	14,798	70.9%
Total borrowed funds	$49,915	$32,181	$17,734	55.1%

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

During the six months ended June 30, 2018, cash and cash equivalents increased by $8.8 million compared to a $17.4 million decrease for the six months ended June 30, 2017. The primary sources of cash and cash equivalents were sales of loans originated for sale, proceeds from maturities, pay downs, calls, and sales of available-for-sale securities, and borrowed funds. The primary uses of cash and cash equivalents were the purchase of securities, loan originations, and the repayment of FHLB advances. Cash provided by operating activities totaled $5.7 million for the six months ended June 30, 2018, compared to cash provided of $5.0 million for the six month period ended June 30, 2017. The increase in cash from operating activities was primarily a result of an increase in the sale of loans originated for sale and accrued expenses and other liabilities, offset by origination of loans for sale and gain on sale of securities. Cash outflows from investing activities totaled $26.0 million for the current period, compared to cash outflows of $23.4 million for the six months ended June 30, 2017. Cash outflows from investing activities for the current six months were primarily related to the origination of loans receivable and purchases of securities, offset by the sale and maturities for securities available-for-sale. Net cash inflows from financing activities totaled $29.0 million during the current period compared to net cash inflows of $1 million for the six months ended June 30, 2017. The net cash inflows from financing activities was primarily a result of proceeds from FHLB advances, an increase in deposits and other borrowed fund. On a cash basis, the Bancorp paid dividends on common stock of $1.7 million for the six months ended June 30, 2018 and $1.6 million for the six months ended June 30, 2017.

At June 30, 2018, outstanding commitments to fund loans totaled $151.5 million. Approximately 49.1% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $8.7 million at June 30, 2018. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2018, stockholders' equity decreased by $1.5 million (1.6%). During the six months ended June 30, 2018, stockholders’ equity was primarily increased by net income of $5.1 million. Decreasing stockholders’ equity was the declaration of $1.7 million in cash dividends and a decrease to net unrealized gains (losses) on securities available-for-sale of $4.9 million. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first six months of 2018 or 2017. On May 1, 2018 3,000 restricted stock shares vested under the program outlined in Note 10 of the financial statements, of which the Bancorp authorized the repurchase of 1,029 of these shares in the form of a net surrender by the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

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

During the six months ended June 30, 2018, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds four pooled trust preferred securities with a cost basis of $4.8 million. Three of these investments currently have ratings that are below investment grade. As a result, approximately $19.1 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at June 30, 2018, and December 31, 2017, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$91.6	13.0%	$31.7	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$91.6	13.0%	$42.3	6.0%	N/A	N/A
Total capital to risk-weighted assets	$99.0	14.1%	$56.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$91.6	9.8%	$40.5	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$88.4	12.9%	$30.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$88.4	12.9%	$41.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$96.0	14.0%	$55.0	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$88.4	9.6%	$36.8	4.0%	N/A	N/A

In addition, the following table shows that, at June 30, 2018, and December 31, 2017, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$89.2	12.7%	$31.7	4.5%	$45.8	6.5%
Tier 1 capital to risk-weighted assets	$89.2	12.7%	$42.3	6.0%	$56.4	8.0%
Total capital to risk-weighted assets	$96.6	13.7%	$56.4	8.0%	$70.5	10.0%
Tier 1 capital to adjusted average assets	$89.2	9.5%	$40.6	4.0%	$50.7	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$86.3	12.6%	$30.9	4.5%	$44.6	6.5%
Tier 1 capital to risk-weighted assets	$86.3	12.6%	$41.2	6.0%	$54.9	8.0%
Total capital to risk-weighted assets	$93.8	13.7%	$54.9	8.0%	$68.7	10.0%
Tier 1 capital to adjusted average assets	$86.3	9.4%	$36.7	4.0%	$45.8	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2018, without the need for qualifying for an exemption or prior DFI approval, is $10.2 million plus 2018 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On May 18, 2018 the Board of Directors of the Bancorp declared a second quarter dividend of $0.30 per share. The Bancorp’s second quarter dividend was paid to shareholders on July 11, 2018.

Results of Operations - Comparison of the Quarter Ended June 30, 2018 to the Quarter Ended June 30, 2017

For the three months ended June 30, 2018, the Bancorp reported net income of $2.511 million, compared to net income of $2.529 million for the quarter ended June 30, 2017, a decrease of $18 thousand (0.7%). For the quarter, the ROA was 1.07%, compared to 1.11% for the quarter ended June 30, 2017. The ROE was 11.04% for the quarter ended June 30, 2018, compared to 11.30% for the quarter ended June 30, 2017.

Net interest income for the quarter ended June 30, 2018 was $7.9 million, an increase of $218 thousand (2.8%), compared to $7.7 million for the quarter ended June 30, 2017. The weighted-average yield on interest-earning assets was 4.07% for the quarter ended June 30, 2018, compared to 3.89% for the quarter ended June 30, 2017. The weighted-average cost of funds for the quarter ended June 30, 2018 was 0.53% compared to 0.30% for the quarter ended June 30, 2017. The impact of the 4.07% return on interest earning assets and the 0.53% cost of funds resulted in an interest rate spread of 3.54% for the current quarter, a decrease from the 3.59% spread for the quarter ended June 30, 2017. The net interest margin on earning assets was 3.56% for the three months ended June 30, 2018 and 3.60% for the three months ended June 30, 2017. On a tax equivalent basis, the Bancorp’s net interest margin was 3.78% for the three months ended June 30, 2018, compared to 3.84% for the three months ended June 30, 2017. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

(Dollars in thousands)	Average Balances, Interest, and Rates (unaudited)
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$6,865	$32	1.86	$2,610	$4	0.61
Federal funds sold	1,585	4	1.01	1,281	1	0.31
Certificates of deposit in other financial institutions	1,526	7	1.83	1,033	4	1.55
Securities available-for-sale	238,669	1,665	2.79	238,889	1,568	2.63
Loans receivable	636,333	7,257	4.56	603,481	6,664	4.42
Federal Home Loan Bank stock	3,010	31	4.12	3,000	31	4.13
Total interest bearing assets	887,988	$8,996	4.05	850,294	$8,272	3.89
Cash and non-interest bearing deposits in other financial institutions	9,839			10,845
Allowance for loan losses	(7,234)			(7,118)
Other noninterest bearing assets	53,755			53,684
Total assets	$944,348			$907,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$786,207	$838	0.43	$771,281	$498	0.26
Repurchase agreements	13,330	45	1.35	14,341	28	0.78
Borrowed funds	44,510	237	2.13	24,178	88	1.46
Total interest bearing liabilities	844,047	$1,120	0.53	809,800	$614	0.30
Other noninterest bearing liabilities	9,335			8,473
Total liabilities	853,382			818,273
Total stockholders' equity	90,966			89,432
Total liabilities and stockholders' equity	$944,348			$907,705

The increase in yields for interest bearing deposits in other financial institutions and certificates of deposits in other financial institutions was primarily the result of higher average rates received from increases in short term rates for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase in yields for securities available-for-sale and loans receivable was the result of higher average balances and higher weighted average rates for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase in the cost of total deposits and borrowed funds was the result of higher average balances and higher weighted average rates for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in the cost of repurchase agreements was the result of higher weighted average rates for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

The following table shows the change in noninterest income for the quarter ending June 30, 2018, and June 30, 2017.

	Three Months Ended
	June 30,
(Dollars in thousands)	(unaudited)		Three Months Ended
	2018	2017	$ Change	% Change
Noninterest income:
Fees and service charges	$947	$821	$126	15.3%
Gain on sale of securities, net	246	252	(6)	-2.4%
Wealth management operations	424	398	26	6.5%
Gain on sale of loans held-for-sale, net	359	271	88	32.5%
Increase in cash value of bank owned life insurance	120	115	5	4.3%
Gain on sale of foreclosed real estate, net	68	93	(25)	-26.9%
Other	39	10	29	290.0%

Total noninterest income	$2,203	$1,960	$243	12.4%

The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place. Current market conditions provided opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. The increase in gain on sale of foreclosed real estate is the result of normal course of business sales from other real estate owned. The increase in gains from the sale of loans is a result of timing differences in customer demand and overall increase in loan generation. The increase in other noninterest income is primarily driven by rental income from other real estate owned properties.

The following table shows the change in noninterest expense for the quarter ending June 30, 2018, and June 30, 2017.

	Three Months Ended
(Dollars in thousands)	June 30, (unaudited)		Three Months Ended
	2018	2017	$ Change	% Change
Noninterest expense:
Compensation and benefits	$3,516	$3,140	$376	12.0%
Occupancy and equipment	842	815	27	3.3%
Data processing	703	360	343	95.3%
Marketing	166	199	(33)	-16.6%
Federal deposit insurance premiums	75	81	(6)	-7.4%
Other	1,604	1,433	171	11.9%

Total noninterest expense	$6,906	$6,028	$878	14.6%

The increase in compensation and benefits is the result of a continued focus on talent management and retention. The increase in data processing expense is the result of data conversion expenses related to the potential acquisition of First Personal as discussed in Note 3 of the financial statements and increased system utilization. The increase in other operating expenses is related to generally higher costs related to foreclosure and collection expense, legal expenses related to the First Personal acquisition, seminars and education, and higher third party costs. The Bancorp’s efficiency ratio was 68.5% for the quarter ended June 30, 2018, compared to 62.7% for the quarter ended June 30, 2017. The increased ratio is related primarily to the increase in noninterest expense. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the quarter ended June 30, 2018 totaled $365 thousand, compared to income tax expense of $738 thousand for the quarter ended June 30, 2017, a decrease of $373 thousand (50.5%). The combined effective federal and state tax rates for the Bancorp was 12.7% for the quarter ended June 30, 2018, compared to 22.6% for the quarter ended June 30, 2017. The Bancorp’s lower current quarter effective tax rate is primarily a result of the Tax Cuts and Jobs Act that, among other changes, reduces the corporate federal income tax rate from 34% to 21% and was effective January 1, 2018.

Results of Operations - Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018, the Bancorp reported net income of $5.1 million, compared to net income of $4.8 million for the six months ended June 30, 2017, an increase of $245 thousand (5.1%). For the six months ended, the ROA was 1.08%, compared to 1.07% for the six months ended June 30, 2017. The ROE was 11.12% for the six months ended June 30, 2018, compared to 10.97% for the six months ended June 30, 2017.

Net interest income for the six months ended June 30, 2018 was $15.7 million, an increase of $538 thousand (3.5%), compared to $15.2 million for the six months ended June 30, 2017. The weighted-average yield on interest-earning assets was 4.03% for the six months ended June 30, 2018, compared to 3.87% for the six months ended June 30, 2017. The weighted-average cost of funds for the six months ended June 30, 2018 was 0.48% compared to 0.29% for the six months ended June 30, 2017. The impact of the 4.03% return on interest earning assets and the 0.48% cost of funds resulted in an interest rate spread of 3.55% for the current six months, which is a decrease from the spread of 3.58% as of June 30, 2017. The net interest margin on earning assets was 3.35% for the six months ended June 30, 2018 and 3.59% for the six months ended June 30, 2017. On a tax equivalent basis, the Bancorp’s net interest margin was 3.79% for the six months ended June 30, 2018, compared to 3.83% for the six months ended June 30, 2017. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

(Dollars in thousands)	Average Balances, Interest, and Rates (unaudited)
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$4,915	$42	1.71	$6,276	$25	0.80
Federal funds sold	1,029	5	0.97	908	1	0.22
Certificates of deposit in other financial institutions	1,581	13	1.64	959	5	1.04
Securities available-for-sale	239,868	3,336	2.78	236,787	3,153	2.66
Loans receivable	631,640	14,251	4.51	597,571	13,103	4.39
Federal Home Loan Bank stock	3,005	82	5.46	3,000	63	4.20
Total interest bearing assets	882,038	$17,729	4.02	845,501	$16,350	3.87
Cash and non-interest bearing deposits in other financial institutions	10,351			11,389
Allowance for loan losses	(7,350)			(7,380)
Other noninterest bearing assets	53,699			53,818
Total assets	$938,738			$903,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$783,066	$1,513	0.39	$769,659	$957	0.25
Repurchase agreements	12,252	77	1.26	13,389	49	0.73
Borrowed funds	42,919	428	1.99	24,217	171	1.41
Total interest bearing liabilities	838,237	$2,018	0.48	807,265	$1,177	0.29
Other noninterest bearing liabilities	9,267			8,064
Total liabilities	847,504			815,329
Total stockholders' equity	91,234			87,999
Total liabilities and stockholders' equity	$938,738			$903,328

The increase in yields for interest bearing deposits in other financial institutions and certificates of deposits in other financial institutions was primarily the result of higher average rates received from increases in short term rates for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase in yields for securities available-for-sale and loans receivable was the result of higher average balances and higher weighted average rates for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase in the cost of total deposits and borrowed funds was the result of higher average balances and higher weighted average rates for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in the cost of repurchase agreements was the result of higher weighted average rates for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The following table shows the change in noninterest income for the six months ending June 30, 2018, and June 30, 2017.

	Six Months Ended
	June 30,
(Dollars in thousands)	(unaudited)		Six Months Ended
	2018	2017	$ Change	% Change
Noninterest income:
Fees and service charges	$1,839	$1,561	$278	17.8%
Gain on sale of securities, net	1,004	545	459	84.2%
Wealth management operations	839	808	31	3.8%
Gain on sale of loans held-for-sale, net	570	471	99	21.0%
Increase in cash value of bank owned life insurance	228	230	(2)	-0.9%
Other	72	37	35	94.6%

Total noninterest income	$4,652	$3,745	$907	24.2%

The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place. Current market conditions provided opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. The increase in wealth management income is related to book value changes in assets under management and the timing of one time fees. The increase in gain on sale of loans held for sale is the result of continued efforts on loan growth and normal course of business sales. The increase in other noninterest income is primarily driven by rental income from other real estate owned properties.

The following table shows the change in noninterest expense for the six ending June 30, 2018, and June 30, 2017.

	Six Months Ended
	June 30,
(Dollars in thousands)	(unaudited)		Six Months Ended
	2018	2017	$ Change	% Change
Noninterest expense:
Compensation and benefits	$7,376	$6,753	$623	9.2%
Occupancy and equipment	1,695	1,697	(2)	-0.1%
Data processing	1,064	728	336	46.2%
Marketing	300	334	(34)	-10.2%
Federal deposit insurance premiums	159	158	1	0.6%
Other	3,279	2,658	621	23.4%

Total noninterest expense	$13,873	$12,328	$1,545	12.5%

The increase in compensation and benefits is the result of a continued focus on talent management and retention. The increase in data processing expense is the result of data conversion expenses related to the potential acquisition of First Personal as discussed in Note 3 of the financial statements and increased system utilization. The decrease in marketing expense is a result of timing based on projected benefits and needs. The decrease in occupancy and equipment expense is the result of lower building operating expenses. The increase in other operating expenses is related to generally higher costs related to foreclosure and collection expense, legal expenses related to the First Personal acquisition, seminars and education, higher third party costs, and a shared loss of $125 thousand from the operation of its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary). The Bancorp’s efficiency ratio was 68.1% for the six months ended June 30, 2018, compared to 65.2% for the six months ended June 30, 2017. The increased ratio is related primarily to the increase in noninterest expense. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the six months ended June 30, 2018 totaled $780 thousand, compared to income tax expense of $1,206 thousand for the six months ended June 30, 2017, a decrease of $426 thousand (35.3%). The combined effective federal and state tax rates for the Bancorp was 13.3% for the six ended June 30, 2018, compared to 20.0% for the quarter ended June 30, 2017. The Bancorp’s lower current quarter effective tax rate is primarily a result of the Tax Cuts and Jobs Act that, among other changes, reduces the corporate federal income tax rate from 34% to 21% and was effective January 1, 2018.

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

The Bancorp manages various market risks in its normal course of operations, including credit risk, liquidity risk, and interest-rate risk. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Bancorp’s business activities and operations. In addition, since the Bancorp does not hold a trading portfolio, it is not exposed to significant market risk from trading activities. The Bancorp’s interest rate risk exposures estimated at June 30, 2018, and December 31, 2017, are outlined in the table below for a period of 12 months based on projected results from the asset/liability model and does not consider other forecast assumptions.

(Dollars in thousands)
	Immediate Changes in Rates			Immediate Changes in Rates
March 31, 2018	Down 2.00%	Down 1.00%	Base	Up 1.00%	Up 2.00%	Up 3.00%
Projected interest income:
Loans	$27,389	$28,399	$29,923	$31,596	$33,381	$35,128
Securities	6,527	6,819	7,124	7,365	7,580	7,761
Other interest earning assets	-	-	3	11	19	27
Total interest income	33,916	35,218	37,050	38,972	40,980	42,916
Projected interest expense:
Deposits	2,521	3,109	4,452	6,576	8,703	10,831
Borrowings	926	1,101	1,290	1,487	1,683	1,882
Total interest expense	3,447	4,210	5,742	8,063	10,386	12,713
Net interest income	$30,469	$31,008	$31,308	$30,909	$30,594	$30,203

Dollar change from base	$(839)	$(300)		$(399)	$(714)	$(1,105)
Percent change from base	-2.68%	-0.96%		-1.27%	-2.28%	-3.53%

(Dollars in thousands)
	Immediate Changes in Rates			Immediate Changes in Rates
December 31, 2017	Down 2.00%	Down 1.00%	Base	Up 1.00%	Up 2.00%	Up 3.00%
Projected interest income:
Loans	$26,190	$27,136	$28,751	$30,454	$32,155	$33,874
Securities	6,528	6,844	7,272	7,483	7,672	7,824
Other interest earning assets		-	-	4	7	11
Total interest income	32,718	33,980	36,023	37,941	39,834	41,709
Projected interest expense:
Deposits	1,777	1,981	2,921	5,056	7,204	9,358
Borrowings	461	577	826	1,079	1,327	1,569
Total interest expense	2,238	2,558	3,747	6,135	8,531	10,927
Net interest income	$30,480	$31,422	$32,276	$31,806	$31,303	$30,782

Dollar change from base	$(1,796)	$(854)		$(470)	$(973)	$(1,494)
Percent change from base	-5.56%	-2.65%		-1.46%	-3.01%	-4.63%

The Bancorp's net income can be significantly influenced by a variety of external factors, including: overall economic conditions, policies and actions of regulatory authorities, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities other than those that are assumed, early withdrawal of deposits, exercise of call options on borrowings or securities, competition, a general rise or decline in interest rates, changes in the slope of the yield-curve, changes in historical relationships between indices (such as LIBOR and prime), and balance sheet growth or contraction. The Bancorp's ALCO seeks to manage interest rate risk under a variety of rate environments by structuring the Bancorp's balance sheet and off-balance sheet positions. The Bancorp enters into derivative instruments that are not designated as hedging instruments to help its commercial customers manage their exposure to interest rate fluctuations. To mitigate the interest rate risk associated with customer contracts, the Bancorp enters into an offsetting derivative contract. The notional amount of these derivative instruments was $18.0 million with an estimated fair value loss of $111 thousand at June 30, 2018. The Bancorp manages its credit risk, or potential risk of default by its commercial customers through credit limit approval and monitoring procedures. Interest rate risk is monitored and managed within approved policy limits.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2018, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)       Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

Risk factors that affect the Bancorp’s business and financial results are discussed in “Risk Factors” in Item 1A of Part II of the Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. There has been no material changes to the identified risk factors for the quarter ended June 30, 2018

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the six months ended June 30, 2018 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2018 – January 31, 2018	-	N/A	-	48,828
February 1, 2018 – February 28, 2018	-	N/A	-	48,828
March 1, 2018 – March 31, 2018	-	N/A	-	48,828
April 1, 2018 – April 30, 2018	-	N/A	-	48,828
May 1, 2018 – May 31, 2018	-	N/A	-	48,828
June 1, 2018 – June 30, 2018	-	N/A	-	48,828
	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit
Number	Description
3.1	Amended and Restated By-Laws of NorthWest Indiana Bancorp (Amended and Restated as of May 18, 2018) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 21, 2018).
10.1	Form of Non-Solicitation and Confidentiality Agreement between Peoples Bank SB and each of its Executive Officers (incorporated by reference to Exhibit 10.2 to the registrant’s Quaterly Report on Form 10-Q filed on May 9, 2018)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended June 30, 2018, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: July 24, 2018	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: July 24, 2018	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

