Form 10-Q
period 2018-09-30
NORTHWEST INDIANA BANCORP
filed 2018-11-06
CIK 919864

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018 or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

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

There were 3,029,157 shares of the registrant’s Common Stock, without par value, outstanding at November 2, 2018.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements and Notes	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

PART II. Other Information		36

SIGNATURES		37

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	September 30,
(Dollars in thousands)	2018	December 31,
	(unaudited)	2017
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$9,990	$10,529
Interest bearing deposits in other financial institutions	2,576	139
Federal funds sold	1,398	357

Total cash and cash equivalents	13,964	11,025

Certificates of deposit in other financial institutions	3,754	1,676

Securities available-for-sale	238,071	244,490
Loans held-for-sale	4,483	1,592
Loans receivable	742,232	620,211
Less: allowance for loan losses	(7,749)	(7,482)
Net loans receivable	734,483	612,729
Federal Home Loan Bank stock	3,236	3,000
Accrued interest receivable	3,560	3,262
Premises and equipment	24,868	19,559
Foreclosed real estate	2,125	1,699
Cash value of bank owned life insurance	23,007	19,355
Goodwill	8,170	2,792
Other assets	13,353	6,080

Total assets	$1,073,074	$927,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$134,449	$120,556
Interest bearing	768,307	672,448
Total	902,756	793,004
Repurchase agreements	12,585	11,300
Borrowed funds	48,314	20,881
Accrued expenses and other liabilities	12,932	10,014

Total liabilities	976,587	835,199

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: September 30, 2018 - 3,029,157	-	-
December 31, 2017 - 2,864,507
Additional paid-in capital	11,877	4,867
Accumulated other comprehensive income/(loss)	(5,992)	684
Retained earnings	90,602	86,509

Total stockholders' equity	96,487	92,060

Total liabilities and stockholders' equity	$1,073,074	$927,259

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans receivable
Real estate loans	$7,189	$5,773	$19,240	$16,800
Commercial loans	1,266	1,050	3,457	3,116
Consumer loans	97	5	106	15
Total loan interest	8,552	6,828	22,803	19,931
Securities	1,709	1,585	5,127	4,801
Other interest earning assets	74	18	134	49

Total interest income	10,335	8,431	28,064	24,781

Interest expense:
Deposits	1,018	518	2,531	1,475
Repurchase agreements	47	31	124	80
Borrowed funds	254	110	682	281

Total interest expense	1,319	659	3,337	1,836

Net interest income	9,016	7,772	24,727	22,945
Provision for loan losses	312	165	950	722

Net interest income after provision for loan losses	8,704	7,607	23,777	22,223

Noninterest income:
Fees and service charges	$991	$843	$2,830	$2,404
Wealth management operations	414	459	1,253	1,267
Gain on sale of securities, net	151	213	1,155	758
Gain on sale of loans held-for-sale, net	451	412	1,021	883
Increase in cash value of bank owned life insurance	130	119	358	349
Gain on sale of foreclosed real estate, net	54	2	154	95
Other	32	27	104	64
Total noninterest income	$2,223	$2,075	$6,875	$5,820

Noninterest expense:
Compensation and benefits	$4,669	$4,094	$12,045	$10,847
Occupancy and equipment	829	845	2,524	2,542
Data processing	1,012	364	2,076	1,092
Marketing	223	135	523	469
Federal deposit insurance premiums	91	84	250	242
Other	2,233	1,403	5,512	4,061
Total noninterest expense	$9,057	$6,925	$22,930	$19,253

Income before income tax expenses	1,870	2,757	7,722	8,790
Income tax expenses	245	509	1,025	1,715

Net income	$1,625	$2,248	$6,697	$7,075

Earnings per common share:
Basic	$0.54	$0.78	$2.29	$2.47
Diluted	$0.54	$0.78	$2.29	$2.47

Dividends declared per common share	$0.30	$0.29	$0.89	$0.87

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2018	2017	2018	2017

Net income	$1,625	$2,248	$6,697	$7,075

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains/(losses) arising during the period	(2,071)	747	(7,301)	4,193
Less: reclassification adjustment for gains included in net income	(151)	(213)	(1,155)	(758)
Net securities gain/(loss) during the period	(2,222)	534	(8,456)	3,435
Tax effect	467	(183)	1,780	(1,169)
Net of tax amount	(1,755)	351	(6,676)	2,266

Comprehensive income/(loss), net of tax	$(130)	$2,599	$21	$9,341

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2018	2017	2018	2017

Balance at beginning of period	$90,577	$89,308	$92,060	$84,108

Comprehensive income:
Net income	1,625	2,248	6,697	7,075
Net unrealized gains/(losses) on securities available-for-sale, net of reclassifications and tax effects	(1,755)	351	(6,676)	2,266
Comprehensive income, net of tax	(130)	2,599	21	9,341

Stock based compensation expense	50	51	154	142
Net surrender value of restricted stock awards	(27)	-	(72)	-
Issuance of 161,875 shares at $42.80 per share, for acquisition of First Personal Financial Corporation	6,928	-	6,928	-
Cash dividends	(911)	(831)	(2,604)	(2,464)

Balance at end of period	$96,487	$91,127	$96,487	$91,127

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,697	$7,075
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(41,823)	(31,599)
Sale of loans originated for sale	39,953	32,659
Depreciation and amortization, net of accretion	1,902	1,906
Amortization of mortgage servicing rights	48	48
Stock based compensation expense	154	142
Net surrender value of restricted stock awards	(72)	-
Gain on sale of securities, net	(1,155)	(758)
Gain on sale of loans held-for-sale, net	(1,021)	(883)
Gain on sale of foreclosed real estate, net	(154)	(95)
Provision for loan losses	950	722
Net change in:
Interest receivable	(298)	65
Other assets	(345)	(538)
Accrued expenses and other liabilities	(2,544)	372
Total adjustments	(4,405)	2,041
Net cash - operating activities	2,292	9,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposits in other financial institutions	1,150	-
Proceeds from maturities and pay downs of securities available-for-sale	17,747	18,887
Proceeds from sales of securities available-for-sale	29,049	48,063
Purchase of securities available-for-sale	(48,464)	(73,503)
Loan participations purchased	-	(362)
Net change in loans receivable	(28,385)	(25,260)
Purchase of Federal Home Loan Bank Stock	(17)	-
Purchase of premises and equipment, net	(624)	(1,373)
Proceeds from sale of foreclosed real estate, net	1,273	902
Cash and cash equivalents from acquisition activity	26,950	-
Cash paid for acquisition	(8,689)	-
Change in cash value of bank owned life insurance	(358)	(349)
Net cash - investing activities	(10,368)	(32,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(15,180)	(22,211)
Proceeds from FHLB advances	62,000	7,000
Repayment of FHLB advances	(44,000)	(8,000)
Change in other borrowed funds	10,718	18,541
Dividends paid	(2,523)	(2,432)
Net cash - financing activities	11,015	(7,102)
Net change in cash and cash equivalents	2,939	(30,981)
Cash and cash equivalents at beginning of period	11,025	45,109
Cash and cash equivalents at end of period	$13,964	$14,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,258	$1,832
Income taxes	1,080	1,355
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$137,449	$-
Value of goodwill and other intangible assets	8,481	-
Fair value of liabilities assumed	130,313	-
Cash paid for acquisition	8,689	-
Issuance of common stock for acquisition	6,928	-
Noncash activities:
Transfers from loans to foreclosed real estate	$253	$51

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp” or “NWIN”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2018 and December 31, 2017, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2018 and 2017 and consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017. The income reported for the nine month period ended September 30, 2018 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Acquisition Activity

On July 26, 2018, the Bancorp completed its previously announced acquisition of First Personal Financial Corp., a Delaware corporation (“First Personal”) pursuant to an Agreement and Plan of Merger dated February 20, 2018 (the “First Personal Merger Agreement”) between NWIN and First Personal. Pursuant to the terms of the First Personal Merger Agreement, First Personal merged with and into NWIN, with NWIN as the surviving corporation (the “First Personal Merger”). Simultaneous with the First Personal Merger, First Personal Bank, an Illinois state chartered commercial bank and wholly-owned subsidiary of First Personal, merged with and into Peoples Bank SB (“Peoples Bank”), with Peoples Bank as the surviving bank.

In connection with the First Personal Merger, each First Personal stockholder holding 100 or more shares of First Personal common stock received fixed consideration of (i) 0.1246 shares of NWIN common stock, and (ii) $6.67 per share in cash for each outstanding share of First Personal’s common stock. Stockholders holding less than 100 shares of First Personal common stock received $12.12 in cash and no stock consideration for each outstanding share of First Personal common stock. Any fractional shares of NWIN common stock that a First Personal stockholder would have otherwise received in the First Personal Merger were cashed out in the amount of such fraction multiplied by $42.95.

NWIN issued a total of 161,875 shares of NWIN common stock to the former First Personal stockholders, and paid cash consideration of approximately $8.7 million. Based upon the closing price of NWIN common stock on July 25, 2018, the transaction had an implied valuation of approximately $15.6 million.

As of the closing date of the First Personal Merger, First Personal reported total assets of $138.9 million, total loans of $98.0 million, and total deposits of $125.1 million. Additionally, upon the closing of the merger the three former First Personal Bank branches in Cook County, Illinois became branches of Peoples Bank, thereby expanding the Peoples Bank branch network into Illinois.

Consideration paid for the First Personal acquisition included $8.7 million of cash and the issuance of $6.9 million of NWIN stock in exchange for First Personal common stock. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on assumptions that are subject to change, the First Personal acquisition added assets with fair values of approximately $140.5 million, including loans with a fair market value of approximately 94.6 million, and liabilities with a fair market value of approximately $130.3 million, including deposits with a fair market value of approximately $124.9 million. The amount of consideration paid, less the net fair value of assets and liabilities, resulted in goodwill of $5.4 million.

Final estimates of fair value on the date of acquisition have not been finalized yet. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively. If any adjustments are made to the preliminary assumptions (provisional amounts), disclosures will be made in the notes to the financial statements of the amounts recorded in the current period earnings by line item that have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date.

On July 30, 2018, NorthWest Indiana Bancorp entered into an Agreement and Plan of Merger (the “AJSB Merger Agreement”) with AJS Bancorp, Inc., a Maryland corporation (“AJSB”). Pursuant to the AJSB Merger Agreement, AJSB will merge with and into NWIN, with NWIN as the surviving corporation (the “AJSB Merger”). Simultaneously with the AJSB Merger, A.J. Smith Federal Savings Bank, a federally chartered savings bank and wholly-owned subsidiary of AJSB (“ AJS Bank”), will merge with and into Peoples Bank SB, with Peoples Bank as the surviving bank.

The boards of directors of each of NWIN and AJSB have approved the AJSB Merger and the AJSB Merger Agreement. Subject to the approval of the AJSB Merger by AJSB’s stockholders, regulatory approvals, and other customary closing conditions, the parties anticipate completing the AJSB Merger early in the first quarter of 2019.

Upon completion of the AJSB Merger, each AJSB stockholder who holds 100 or more shares of AJSB common stock will have the right to receive fixed consideration of (i) 0.2030 shares of NWIN common stock, and (ii) $7.20 per share in cash for each outstanding share of AJSB’s common stock, subject to adjustment as provided in the AJSB Merger Agreement. Stockholders holding less than 100 shares of AJSB common stock will have the right to receive $16.00 in cash and no stock consideration for each outstanding share of AJSB common stock.

AJSB has a home office and two branch offices in Cook County, Illinois. As of September 30, 2018, AJS Bank reported total assets of $182.9 million, total loans of $96.8 million, and total deposits of $153.5 million. The combined bank is expected to have approximately $1.3 billion in total assets, $839.0 million in total loans, and $1.1 billion in deposits. The acquisition will further expand the Bank’s banking center network in Cook County, Illinois.

Note 4 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
September 30, 2018	Basis	Gains	Losses	Value
Money market fund	$2,018	$-	$-	$2,018
U.S. government sponsored entities	9,997	-	(229)	9,768
Collateralized mortgage obligations and residential mortgage-backed securities	137,628	7	(4,965)	132,670
Municipal securities	92,519	446	(1,549)	91,416
Collateralized debt obligations	3,494	-	(1,295)	2,199
Total securities available-for-sale	$245,656	$453	$(8,038)	$238,071

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
December 31, 2017	Basis	Gains	Losses	Value
Money market fund	$476	$-	$-	$476
U.S. government sponsored entities	3,996	-	(106)	3,890
Collateralized mortgage obligations and residential mortgage-backed securities	134,224	170	(1,456)	132,938
Municipal securities	100,088	3,709	(50)	103,747
Collateralized debt obligations	4,835	-	(1,396)	3,439
Total securities available-for-sale	$243,619	$3,879	$(3,008)	$244,490

The estimated fair value of available-for-sale debt securities at September 30, 2018, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
September 30, 2018	Value	Yield (%)
Due in one year or less	$2,689	5.48
Due from one to five years	8,580	3.18
Due from five to ten years	16,972	4.03
Due over ten years	77,160	4.09

Collateralized mortgage obligations and residential mortgage-backed securities	132,670	2.76
Total	$238,071	3.32

Sales of available-for-sale securities were as follows for the nine months ended:

	(Dollars in thousands)
	September 30,	September 30,
	2018	2017

Proceeds	$29,049	$48,063
Gross gains	1,159	848
Gross losses	(4)	(90)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2017	$684
Current period change	(6,676)
Ending balance, September 30, 2018	$(5,992)

Securities with carrying values of approximately $13.4 million and $21.2 million were pledged as of September 30, 2018 and December 31, 2017, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at September 30, 2018 and December 31, 2017 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$3,812	$(185)	$5,956	$(44)	$9,768	$(229)
Collateralized mortgage obligations and residential mortgage-backed securities	61,506	(3,133)	70,448	(1,832)	131,954	(4,965)
Municipal securities	1,683	(177)	51,144	(1,372)	52,827	(1,549)
Collateralized debt obligations	-	-	2,199	(1,295)	2,199	(1,295)
Total temporarily impaired	$67,001	$(3,495)	$129,747	$(4,543)	$196,748	$(8,038)
Number of securities		52		128		180

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$-	$-	$3,890	$(106)	$3,890	$(106)
Collateralized mortgage obligations and residential mortgage-backed securities	66,917	(511)	37,003	(945)	103,920	(1,456)
Municipal securities	1,790	(3)	1,815	(47)	3,605	(50)
Collateralized debt obligations	-	-	3,439	(1,396)	3,439	(1,396)
Total temporarily impaired	$68,707	$(514)	$46,147	$(2,494)	$114,854	$(3,008)
Number of securities		40		37		77

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

Note 5 - Loans Receivable

Loans receivable are summarized below:

(Dollars in thousands)

	September 30, 2018	December 31, 2017
Loans secured by real estate:
Residential real estate	221,054	172,780
Home equity	43,175	36,718
Commercial real estate	243,304	211,090
Construction and land development	54,755	50,746
Farmland	242	-
Multifamily	45,752	43,369
Total loans secured by real estate	608,282	514,703
Consumer	5,633	460
Commercial business	102,820	77,122
Government	25,763	28,785
Subtotal	742,498	621,070
Less:
Net deferred loan origination fees	(188)	(130)
Undisbursed loan funds	(78)	(729)
Loans receivable	$742,232	$620,211

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2018:

Allowance for loan losses:
Residential real estate	$1,523	$(30)	-	$82	$1,575
Home equity	183	-	-	10	193
Commercial real estate	3,170	-	22	48	3,240
Construction and land development	611	-	-	(32)	579
Multifamily	607	-	-	(150)	457
Farmland	4	-	-	(1)	3
Consumer	36	(19)	8	298	323
Commercial business	1,264	-	8	61	1,333
Government	50	-	-	(4)	46
Total	$7,448	$(49)	$38	$312	$7,749

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2017:

Allowance for loan losses:
Residential real estate	$1,561	$(10)	$3	$17	$1,571
Home equity	76	(35)	-	41	82
Commercial real estate	2,890	-	-	28	2,918
Construction and land development	600	-	-	(30)	570
Multifamily	501	-	-	40	541
Farmland	-	-	-	-	-
Consumer	30	(29)	7	22	30
Commercial business	1,357	(120)	5	49	1,291
Government	58	-	-	(2)	56
Total	$7,073	$(194)	$15	$165	$7,059

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2018:

Allowance for loan losses:
Residential real estate	$1,568	$(136)	$-	$143	$1,575
Home equity	166	(24)	-	51	193
Commercial real estate	3,125	(119)	24	210	3,240
Construction and land development	618	-	-	(39)	579
Multifamily	622	-	-	(165)	457
Farmland	-	-	-	3	3
Consumer	31	(41)	17	316	323
Commercial business	1,298	(529)	125	439	1,333
Government	54	-	-	(8)	46
Total	$7,482	$(849)	$166	$950	$7,749

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2017:

Allowance for loan losses:
Residential real estate	$2,111	$(913)	$3	$370	$1,571
Home equity	299	(60)	-	(157)	82
Commercial real estate	3,113	-	-	(195)	2,918
Construction and land development	617	-	-	(47)	570
Multifamily	572	-	-	(31)	541
Consumer	34	(59)	11	44	30
Commercial business	896	(365)	22	738	1,291
Government	56	-	-	-	56
Total	$7,698	$(1,397)	$36	$722	$7,059

The Bancorp's impairment analysis is summarized below:

	Ending Balances
(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at September 30, 2018:

Residential real estate	$20	$1,555	$220,862	$536	$1,095	$219,231
Home equity	9	184	43,234	147	123	42,964
Commercial real estate	278	2,962	243,304	1,804	1,605	239,895
Construction and land development	-	579	54,755	-	-	54,755
Multifamily	-	457	45,752	-	-	45,752
Farmland	-	3	242	-	-	242
Consumer	-	323	5,633	-	-	5,633
Commercial business	69	1,264	102,687	473	1,436	100,778
Government	-	46	25,763	-	-	25,763
Total	$376	$7,373	$742,232	$2,960	$4,259	$735,013

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2017:

Residential real estate	$21	$1,547	$172,141	$462	$690	$170,989
Home equity	-	166	36,769	-	-	36,769
Commercial real estate	144	2,981	211,090	512	-	210,578
Construction and land development	-	618	50,746	134	-	50,612
Multifamily	-	622	43,368	-	-	43,368
Farmland	-	-	-	-	-	-
Consumer	-	31	461	-	-	461
Commercial business	539	759	76,851	724	-	76,127
Government	-	54	28,785	-	-	28,785
Total	$704	$6,778	$620,211	$1,832	$690	$617,689

The Bancorp's credit quality indicators are summarized below at September 30, 2018 and December 31, 2017:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	September 30, 2018
(Dollars in thousands)	2	3	4	5	6	7	8
Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$143	$55,619	$99,366	$8,920	$47,779	$4,685	$4,350	$220,862
Home equity	108	4,552	37,472	-	126	544	432	43,234
Commercial real estate	-	6,133	80,598	102,712	46,018	5,972	1,871	243,304
Construction and land development	-	330	22,127	22,895	9,403	-	-	54,755
Multifamily	-	574	19,575	23,686	1,763	154	-	45,752
Farmland	-	-	-	-	242	-	-	242
Commercial business	9,872	22,398	22,229	31,540	12,724	3,144	780	102,687
Consumer	794	3,007	678	221	913	20	-	5,633
Government	-	2,111	18,707	4,945	-	-	-	25,763
Total	$10,917	$94,724	$300,752	$194,919	$118,968	$14,519	$7,433	$742,232

	December 31, 2017
	2	3	4	5	6	7	8
Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$887	$12,317	$92,241	$8,759	$50,075	$4,130	$3,732	$172,141
Home equity	-	1,065	34,871	-	250	233	350	36,769
Commercial real estate	-	2,372	79,847	81,547	40,054	6,758	512	211,090
Construction and land development	-	-	20,719	19,583	10,310	-	134	50,746
Multifamily	-	-	20,159	20,965	2,076	168	-	43,368
Farmland	-	-	-	-	-	-	-	-
Commercial business	7,169	17,202	16,784	21,087	13,041	394	1,174	76,851
Consumer	-	131	330	-	-	-	-	461
Government	-	2,318	20,202	6,265	-	-	-	28,785
Total	$8,056	$35,405	$285,153	$158,206	$115,806	$11,683	$5,902	$620,211

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

During the first nine months of 2018, three commercial business loans totaling $355 thousand, three commercial real estate loans totaling $935 thousand, two residential real estate loans totaling $114 thousand and five home equity loans totaling $149 thousand were modified as a troubled debt restructuring. No troubled debt restructurings have subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the nine months ended
	As of September 30, 2018			September 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,518	$3,922	$-	$1,208	$61
Home equity	212	219	-	87	1
Commercial real estate	2,772	3,471	-	1,114	46
Construction and land development	-	-	-	67	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	1,831	2,091	-	651	20
Consumer	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	113	113	20	114	4
Home equity	58	58	9	29	-
Commercial real estate	637	637	278	280	3
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	78	78	69	159	1
Consumer	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,631	$4,035	$20	$1,322	$65
Home equity	$270	$277	$9	$116	$1
Commercial real estate	$3,409	$4,108	$278	$1,394	$49
Construction & land development	$-	$-	$-	$67	$-
Multifamily	$-	$-	$-	$-	$-
Farmland	$-	$-	$-	$-	$-
Commercial business	$1,909	$2,169	$69	$810	$21
Consumer	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the nine months ended
	As of December 31, 2017			September 30, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,072	$3,351	$-	$1,302	$48
Home equity	-	-	-	-	-
Commercial real estate	253	253	-	361	4
Construction and land development	134	134	-	134	-
Multifamily	-	-	-	-	-
Commercial business	184	184	-	201	3

With an allowance recorded:
Residential real estate	80	270	21	300	1
Home equity	-	-	-	-	-
Commercial real estate	259	259	144	139	-
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Commercial business	540	540	539	481	4

Total:
Residential real estate	$1,152	$3,621	$21	$1,602	$49
Home equity	$-	$-	$-	$-	$-
Commercial real estate	$512	$512	$144	$500	$4
Construction & land development	$134	$134	$-	$134	$-
Commercial business	$724	$724	$539	$682	$7

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2018, total purchased credit impaired loans with unpaid principal balances totaled $7.6 million with a recorded investment of $4.3 million. At December 31, 2017, purchased credit impaired loans with unpaid principal balances totaled $2.6 million with a recorded investment of $690 thousand.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
September 30, 2018
Residential real estate	$2,329	$1,518	$3,942	$7,789	$213,073	$220,862	$885
Home equity	225	183	164	572	42,662	43,234	50
Commercial real estate	-	352	680	1,032	242,272	243,304	-
Construction and land development	-	-	-	-	54,755	54,755	-
Multifamily	-	154	-	154	45,598	45,752	-
Farmland	-	-	-	-	242	242	-
Commercial business	1,397	184	207	1,788	100,899	102,687	-
Consumer	52	20	-	72	5,561	5,633	-
Government	-	-	-	-	25,763	25,763	-
Total	$4,003	$2,411	$4,993	$11,407	$730,825	$742,232	$935

December 31, 2017
Residential real estate	$4,921	$1,751	$3,092	$9,764	$162,377	$172,141	$225
Home equity	295	18	234	547	36,222	36,769	2
Commercial real estate	951	96	332	1,379	209,711	211,090	-
Construction and land development	-	-	133	133	50,613	50,746	-
Multifamily	319	-	-	319	43,049	43,368	-
Farmland	-	-	-	-	-	-	-
Commercial business	285	162	539	986	75,865	76,851	-
Consumer	1	-	-	1	460	461	-
Government	-	-	-	-	28,785	28,785	-
Total	$6,772	$2,027	$4,330	$13,129	$607,082	$620,211	$227

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)

	September 30, 2018	December 31, 2017
Residential real estate	$3,861	$3,509
Home equity	328	350
Commercial real estate	768	332
Construction and land development	-	133
Multifamily	-	-
Farmland	-	-
Commercial business	514	672
Consumer	-	-
Government	-	-
Total	$5,471	$4,996

For the acquisitions of First Federal Savings & Loan (“First Federal”), Liberty Savings Bank (“Liberty Savings”), and First Personal Bank (“First Personal”), as part of the fair value of loans receivable, a net fair value discount was established for loans as summarized below:

(dollars in thousands)	First Federal		Liberty Savings		First Personal
	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months
Residential real estate	$1,100	55	$1,200	44	$948	56
Home equity	-	-	-	-	51	50
Commercial real estate	-	-	-	-	208	56
Construction and land development	-	-	-	-	1	30
Multifamily	-	-	-	-	11	48
Consumer	-	-	-	-	146	50
Commercial business	-	-	-	-	348	24
Purchased credit impaired loans	-	-	-	-	424	32
Total	$1,100		$1,200		$2,137

Accretable yield, or income collected for the nine months ended September 30, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	Total
2017	$112	$239	$-	$351
2018	105	200	114	419

Accretable yield, or income expected to be collected is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	Total
Remainder 2018	$33	$65	$157	$255
2019	22	43	627	692
2020	-	-	554	554
2021	-	-	335	335
2022	-	-	283	283
2023	-	-	67	67
Total	$55	$108	$2,023	$2,186

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	September 30, 2018	December 31, 2017
Residential real estate	$1,311	$914
Commercial real estate	126	97
Construction and land development	468	468
Commercial business	220	220
Total	$2,125	$1,699

Note 7 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $8.2 million with the acquisitions of First Personal, First Federal and Liberty Savings. Goodwill of $5.4 million, $2.0 million, and $804 thousand were established with the acquisition of First Personal, First Federal, and Liberty Savings, respectively. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $8.2 million and $2.8 million as of September 30, 2018 and December 31, 2017, respectively.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. A core deposit intangible of $471 thousand for the acquisition of Liberty Savings was established and is being amortized over 8.2 years on a straight line basis. A core deposit intangible of $3.0 million for the acquisition of First Personal was established and is being amortized over 6.4 years on a straight line basis. The table below summarizes the annual amortization:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	Total
Current period	$8	$38	$79	$125
Remainder 2018	4	20	119	143
2019	12	58	475	545
2020	12	58	475	545
2021	12	58	475	545
2022	1	58	475	534
2023	-	38	475	513
2024	-	-	470	470
Total	$49	$328	$3,043	$3,420

For the First Personal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $133 thousand that is being amortized over 8 months on a straight line basis. Approximately $32 thousand of amortization was taken as expense during the nine months ended September 30, 2018. It is estimated that an additional $48 thousand of amortization will occur during 2018 and an additional $53 thousand of amortization will occur during 2019.

As part of the First Personal acquisition, the Bancorp acquired First Personal Statutory Trust I. NWIN guarantees the payment of distributions on the trust preferred securities issued by First Personal Statutory Trust I. First Personal Statutory Trust I issued $4.124 million in trust preferred securities in May 2004. The trust preferred securities carry a variable rate of interest priced at the three-month LIBOR plus 275 basis points, payable quarterly and maturing on June 17, 2034. Proceeds from the issuance of these securities were used to purchase junior subordinated debentures with the same financial terms as the trust preferred securities issued by First Personal Statutory Trust I. Management of the Bancorp has determined that the continued maintenance of the trust preferred securities issued by First Personal Statutory Trust I and the corresponding junior subordinated debentures are unnecessary to the Bancorp’s ongoing operations. As a result, the Bancorp’s board of directors has approved the redemption of the junior subordinated debentures, which also will result in the trustee of the First Personal Statutory Trust I redeeming all $4.124 million of the trust preferred securities. The junior subordinated debentures and trust preferred securities will be redeemed on or before December 31, 2018, and therefore, the fair value of the trust preferred securities approximated their carrying value.

Note 8 - Concentrations of Credit Risk

The primary lending area of the Bancorp encompasses Lake County in northwest Indiana and Cook County in northeast Illinois, where collectively a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter County, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana; and Lake and Will counties in Illinois. Substantially all loans are secured by specific items of collateral including residences, commercial real estate, land development, business assets and consumer assets.

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2018	2017	2018	2017
Basic earnings per common share:
Net income as reported	$1,625	$2,248	$6,697	$7,075
Weighted average common shares outstanding	3,029,369	2,864,007	2,922,271	2,863,806
Basic earnings per common share	$0.54	$0.78	$2.29	$2.47
Diluted earnings per common share:
Net income as reported	$1,625	$2,248	$6,697	$7,075
Weighted average common shares outstanding	3,029,369	2,864,007	2,922,271	2,863,806
Add: Dilutive effect of assumed stock option exercises	-	155	-	147
Weighted average common and dilutive potential common shares outstanding	3,029,369	2,864,162	2,922,271	2,863,953
Diluted earnings per common share	$0.54	$0.78	$2.29	$2.47

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the nine months ended September 30, 2018, stock based compensation expense of $154 thousand was recorded, compared to $142 thousand for the nine months ended September 30, 2017. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $441 thousand through 2022 with an additional $50 thousand in 2018, $184 thousand in 2019, $150 thousand in 2020, $54 thousand in 2021 and $3 thousand in 2022.

There were no incentive stock options granted during the first nine months of 2018 or 2017. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. At September 30, 2018, there were no outstanding incentive stock options.

There were 4,433 shares of restricted stock granted during the first nine months of 2018 compared to 4,575 shares granted during the first nine months of 2017. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s incentive stock option and incentive plans described above for the year ended December 31, 2017 and nine months ended September 30, 2018 follows:

		Weighted
		Average
		Grant
		Date
Non-vested Shares	Shares	Fair Value
Non-vested at January 1, 2017	28,465	$26.67
Granted	4,575	39.00
Vested	(1,625)	25.81
Forfeited	(725)	28.62
Non-vested at December 31, 2017	30,690	$28.51

Non-vested at January 1, 2018	30,690	$28.51
Granted	4,433	43.50
Vested	(7,700)	22.64
Forfeited	-	-
Non-vested at September 30, 2018	27,423	$32.58

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

In March 2016, FASB issued ASU No. 2016-09: Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting. This ASU seeks to reduce complexity in accounting standards. The areas for simplification in ASU No. 2016-09, identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB Statement No. 123(R), Share-Based Payment, involve several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures; (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, (6) the practical expedient for estimating the expected term, and (7) intrinsic value. The Bancorp adopted this ASU during 2017, and the adoption of this ASU has not had a material impact on the consolidated financial statements.

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its pooled trust preferred securities. The analysis is performed annually during December and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. Based on current market conditions and a review of the trustee reports, management performed an analysis of the pooled trust preferred securities and no additional impairment was taken at December 31, 2017. During the second quarter of 2018, upon management review, the Bancorp decided to review for trust preferred security impairment annually, a change from semi-annual review previously disclosed. A specialist will be used to review all pooled trust preferred securities again at December 31, 2018.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

Collateralized
debt obligations
other-than-temporary
(Dollars in thousands)	impairment
Ending balance, December 31, 2017	$271
Additions not previously recognized	-
Ending balance, September 30, 2018	$271

At September 30, 2018, trust preferred securities with a cost basis of $3.5 million continue to be in “payment in kind” status. These trust preferred securities classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these trust preferred securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2018. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$2,018	$2,018	$-	$-
U.S. government sponsored entities	9,768	-	9,768	-
Collateralized mortgage obligations and residential mortgage-backed securities	132,670	-	132,670	-
Municipal securities	91,416	-	91,416	-
Collateralized debt obligations	2,199	-	-	2,199
Total securities available-for-sale	$238,071	$2,018	$233,854	$2,199

		Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$476	$476	$-	$-
U.S. government sponsored entities	3,890	-	3,890	-
Collateralized mortgage obligations and residential mortgage-backed securities	132,938	-	132,938	-
Municipal securities	103,747	-	103,747	-
Collateralized debt obligations	3,439	-	-	3,439
Total securities available-for-sale	$244,490	$476	$240,575	$3,439

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2017	$2,409
Principal payments	(154)
Total unrealized gains, included in other comprehensive income	1,184
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2017	$3,439

Beginning balance, January 1, 2018	$3,439
Principal payments	(38)
Total unrealized gains, included in other comprehensive income	101
Sale out of Level 3	(1,303)
Ending balance, September 30, 2018	$2,199

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,843	$-	$-	$6,843
Foreclosed real estate	2,125	-	-	2,125

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,818	$-	$-	$1,818
Foreclosed real estate	1,699	-	-	1,699

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $7.2 million and the related specific reserves totaled approximately $376 thousand, resulting in a fair value of impaired loans totaling approximately $6.8 million, at September 30, 2018. The recorded investment of impaired loans was approximately $2.5 million and the related specific reserves totaled approximately $704 thousand, resulting in a fair value of impaired loans totaling approximately $1.8 million, at December 31, 2017. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	September 30, 2018		Estimated Fair Value Measurements at September 30, 2018 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$13,964	$13,964	$13,964	$-	$-
Certificates of deposit in other financial institutions	3,754	3,673	-	3,673	-
Securities available-for-sale	238,071	238,071	2,018	233,854	2,199
Loans held-for-sale	4,483	4,566	4,566	-	-
Loans receivable, net	734,483	717,640	-	-	717,640
Federal Home Loan Bank stock	3,236	3,236	-	3,236	-
Accrued interest receivable	3,560	3,560	-	3,560	-

Financial liabilities:
Non-interest bearing deposits	134,449	134,449	134,449	-	-
Interest bearing deposits	768,307	765,232	514,311	250,921	-
Repurchase agreements	12,585	12,580	10,823	1,757	-
Borrowed funds	48,314	48,698	13,766	34,932	-
Interest rate swap agreements	111	111	-	111	-
Accrued interest payable	110	110	-	110	-

	December 31, 2017		Estimated Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$11,025	$11,025	$11,025	$-	$-
Certificates of deposit in other financial institutions	1,676	1,640	-	1,640	-
Securities available-for-sale	244,490	244,490	476	240,575	3,439
Loans held-for-sale	1,592	1,625	1,625	-	-
Loans receivable, net	612,729	608,506	-	-	608,506
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,262	3,262	-	3,262	-

Financial liabilities:
Non-interest bearing deposits	120,556	120,556	120,556	-	-
Interest bearing deposits	672,448	670,967	488,528	182,439	-
Repurchase agreements	11,300	11,292	9,545	1,747	-
Borrowed funds	20,881	20,818	600	20,218	-
Accrued interest payable	42	42	-	42	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the period ended September 30, 2018:

Cash and cash equivalents carrying amounts approximate fair value. Certificates of deposit in other financial institutions carrying amounts approximate fair value (Level 2).The fair values of securities available-for-sale are obtained from broker pricing (Level 2), with the exception of collateralized debt obligations, which are valued by a third-party specialist (Level 3). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 1). The estimated fair value for net loans receivable is based on an exit price basis incorporating discounts for credit, liquidity, and marketability factors (Level 3). This is not comparable with the fair values disclosed for December 31, 2017, which were based on estimates of the rate the Bancorp would charge for similar such loans, applied for the time period until estimated repayment, in addition to appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer of the security. Fair value of accrued interest receivable and payable approximates book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

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

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the period ended December 31, 2017:

Cash and cash equivalent carrying amounts approximate fair value. Certificates of deposit in other financial institutions carrying amounts approximate fair value (Level 2). The fair values of securities available-for-sale are obtained from broker pricing (Level 2), with the exception of collateralized debt obligations, which are valued by a third-party specialist (Level 3). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 1). The estimated fair value for net loans receivable is based on estimates of the rate the Bancorp would charge for similar such loans, applied for the time period until estimated repayment, in addition to appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 3). Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer of the security. Fair values of accrued interest receivable and payable approximate book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB (“the Bank”), an Indiana savings bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2018, as compared to December 31, 2017, and the results of operations for the quarter and nine months ending September 30, 2018, and September 30, 2017. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

At September 30, 2018, the Bancorp had total assets of $1.1 billion, total loans receivable of $742.2 million and total deposits of $902.8 million. Stockholders' equity totaled $96.5 million or 8.99% of total assets, with a book value per share of $31.85. Net income for the quarter ended September 30, 2018, was $1.6 million, or $0.54 earnings per common share for both basic and diluted calculations. For the quarter ended September 30, 2018, the return on average assets (ROA) was 0.62%, while the return on average stockholders’ equity (ROE) was 6.70%. Net income for the nine months ended September 30, 2018, was $6.7 million, or $2.29 earnings per common share for both basic and diluted calculations. For the nine months ended September 30, 2018, the ROA was 0.92%, while the ROE was 9.56%.

Recent Developments

Acquisition of First Personal Financial Corp. On July 26, 2018, the Bancorp completed its previously announced acquisition of First Personal Financial Corp., a Delaware corporation (“First Personal”) pursuant to an Agreement and Plan of Merger dated February 20, 2018 (the “First Personal Merger Agreement”) between the Bancorp and First Personal. Pursuant to the terms of the First Personal Merger Agreement, First Personal merged with and into the Bancorp, with the Bancorp as the surviving corporation (the “First Personal Merger”). Simultaneous with the First Personal Merger, First Personal Bank, an Illinois state chartered commercial bank and wholly-owned subsidiary of First Personal, merged with and into Peoples Bank SB, with Peoples Bank as the surviving bank.

In connection with the First Personal Merger, each First Personal stockholder holding 100 or more shares of First Personal common stock received fixed consideration of (i) 0.1246 shares of Bancorp common stock, and (ii) $6.67 per share in cash for each outstanding share of First Personal common stock. Stockholders holding less than 100 shares of First Personal common stock received $12.12 in cash and no stock consideration for each outstanding share of First Personal common stock. Any fractional shares of Bancorp common stock that a First Personal stockholder would have otherwise received in the First Personal Merger were cashed out in the amount of such fraction multiplied by $42.95.

The Bancorp issued a total of approximately 161,875 shares of Bancorp common stock to the former First Personal stockholders, and paid cash consideration of approximately $8.7 million. Based upon the closing price of Bancorp’s common stock on July 25, 2018, the transaction had an implied valuation of approximately $15.6 million.

Merger Agreement with AJS Bancorp, Inc. On July 30, 2018, the Bancorp entered into an Agreement and Plan of Merger (the “AJSB Merger Agreement”) with AJS Bancorp, Inc., a Maryland corporation (“AJSB”). Pursuant to the AJSB Merger Agreement, AJSB will merge with and into NWIN, with NWIN as the surviving corporation (the “AJSB Merger”). Simultaneously with the AJSB Merger, A.J. Smith Federal Savings Bank, a federally chartered savings bank and wholly-owned subsidiary of AJSB (“ AJS Bank”), will merge with and into Peoples Bank SB, with Peoples Bank as the surviving bank.

The boards of directors of each of NWIN and AJSB have approved the AJSB Merger and the AJSB Merger Agreement. Subject to the approval of the AJSB Merger by AJSB’s stockholders, regulatory approvals, and other customary closing conditions, the parties anticipate completing the AJSB Merger early in the first quarter of 2019.

Upon completion of the AJSB Merger, each AJSB stockholder who holds 100 or more shares of AJSB common stock will have the right to receive fixed consideration of (i) 0.2030 shares of NWIN common stock, and (ii) $7.20 per share in cash for each outstanding share of AJSB’s common stock, subject to adjustment as provided in the AJSB Merger Agreement. Stockholders holding less than 100 shares of AJSB common stock will have the right to receive $16.00 in cash and no stock consideration for each outstanding share of AJSB common stock. In lieu of any fractional shares of NWIN common stock, NWIN will distribute an amount in cash equal to such fraction multiplied by the volume-weighted average per share closing price of a share of NWIN common stock as quoted on the OTC Pink Marketplace during the fifteen consecutive trading days preceding the second business day prior to the closing of the AJSB Merger. Based upon the closing price of the Bancorp’s common stock of $43.00 on July 30, 2018, the transaction had an implied valuation of approximately $34.6 million.

Financial Condition

During the nine months ended September 30, 2018, total assets increased by $145.8 million (15.7%), with interest-earning assets increasing by $124.3 million (14.3%). At September 30, 2018, interest-earning assets totaled $995.8 million compared to $871.5 million at December 31, 2017. Earning assets represented 92.8% of total assets at September 30, 2018 and 94.0% of total assets at December 31, 2017. The increase in total assets and interest earning assets for the nine months was the result of the completion of the acquisition of First Personal as well as internally generated growth.

Net loans receivable totaled $734.5 million at September 30, 2018, compared to $612.7 million at December 31, 2017. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	September 30,
	2018		December 31,
(Dollars in thousands)	(unaudited)		2017
	Balance	% Loans	Balance	% Loans

Residential real estate	$220,862	29.8%	$172,141	27.8%
Home equity	43,234	5.8%	36,769	5.9%
Commercial real estate	243,304	32.8%	211,090	34.0%
Construction and land development	54,755	7.4%	50,746	8.2%
Multifamily	45,752	6.2%	43,368	7.0%
Farmland	242	0.0%	-	0.0%
Consumer	5,633	0.8%	461	0.1%
Commercial business	102,687	13.8%	76,851	12.4%
Government	25,763	3.4%	28,785	4.6%
Loans receivable	$742,232	100.0%	$620,211	100.0%

Adjustable rate loans / loans receivable	$417,367	56.2%	$348,559	56.2%

	September 30,
	2018	December 31,
	(unaudited)	2017

Loans receivable to total assets	69.2%	66.9%
Loans receivable to earning assets	74.5%	71.2%
Loans receivable to total deposits	82.2%	78.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2018, the Bancorp originated $41.8 million in new fixed rate mortgage loans for sale, compared to $31.6 million during the nine months ended September 30, 2017. Net gains realized from the mortgage loan sales totaled $1.0 million for the nine months ended September 30, 2018, compared to $883 thousand for the nine months ended September 30, 2017. At September 30, 2018, the Bancorp had $4.5 million in loans that were classified as held for sale, compared to $1.6 million at December 31, 2017.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At September 30, 2018, all non-performing loans are also accounted for on a non-accrual basis, except for six residential real estate loans totaling $885 thousand and one home equity loan totaling $50 thousand that remained accruing and more than 90 days past due.

The Bancorp's nonperforming loans are loans that are more than 90 days past due and those loans that have been placed on non-accrual status and are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	September 30, 2018	December 31, 2017
Residential real estate	$4,746	$3,734
Home equity	378	352
Commercial real estate	768	332
Construction and land development	-	133
Multifamily	-	-
Farmland	-	-
Commercial business	514	672
Consumer	-	-
Government	-	-
Total	$6,406	$5,223
Nonperforming loans to total loans	0.86%	0.84%
Nonperforming loans to total assets	0.60%	0.56%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2018 or December 31, 2017.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	September 30, 2018	December 31, 2017
Residential real estate	$4,350	$3,732
Home equity	432	350
Commercial real estate	1,871	512
Construction and land development	-	134
Multifamily	-	-
Farmland	-	-
Commercial business	780	1,174
Consumer	-	-
Government	-	-
Total	$7,433	$5,902

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	September 30, 2018	December 31, 2017
Residential real estate	$4,685	$4,130
Home equity	544	233
Commercial real estate	5,972	6,758
Construction and land development	-	-
Multifamily	154	168
Farmland	-	-
Commercial business	3,144	394
Consumer	20	-
Government	-	-
Total	$14,519	$11,683

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	September 30, 2018	December 31, 2017
Residential real estate	$1,631	$1,152
Home equity	270	-
Commercial real estate	3,409	512
Construction and land development	-	134
Multifamily	-	-
Farmland	-	-
Commercial business	1,909	724
Consumer	-	-
Government	-	-
Total	$7,219	$2,522

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	September 30, 2018	December 31, 2017
Residential real estate	$412	$303
Home equity	147	-
Commercial real estate	1,103	181
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	394	51
Consumer	-	-
Government	-	-
Total	$2,056	$535

The increase in the troubled debt restructure loans reflected in the table above for the nine months ended September 30, 2018 was the result of a $1.1 million commercial relationship as well as a $129 thousand commercial business loan which were modified as part of a troubled debt restructure or renewed with cash flow difficulties. These restructurings along with seven residential real estate and home equity restructurings all contributed to the increase in impaired loans. The $1.1 million relationship was classified as substandard and remains in accrual status.

The increase in the nonperforming, substandard, special mention, and impaired loans reflected in the tables above for the nine months ending September 30, 2018, are the result of the completion of the acquisition of First Personal as well as two large commercial relationships and one commercial customer which were all not related to the acquisition. One $531 thousand commercial real estate loan and First Personal loans totaling $761 thousand contributed to the September 30, 2018 increase in nonperforming loans. One large $1.1 million commercial relationship, one $531 thousand commercial real estate loan and First Personal loans totaling $761 thousand contributed to the September 30, 2018 increase in substandard loans. One $2.1 million commercial relationship and First Personal loans totaling $4.1 million contributed to the September 30, 2018 increase in watch loans, which was offset by the payoff of one $2.3 million commercial real estate loan. One large $1.1 million commercial relationship, one $531 thousand commercial real estate loan, and First Personal purchased credit impaired loans totaling $4.0 million contributed to the September 30, 2018 increase in impaired loans.

At September 30, 2018, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the nine months ended are summarized below:

(Dollars in thousands)

	(unaudited)
Loan Segment	September 30, 2018	September 30, 2017
Residential real estate	$143	$370
Home equity	51	(157)
Commercial real estate	210	(195)
Construction and land development	(39)	(47)
Multifamily	(165)	(31)
Farmland	3	-
Commercial business	439	44
Consumer	316	738
Government	(8)	-
Total	$950	$722

The Bancorp's charge-off and recovery information for the nine months ended is summarized below:

(Dollars in thousands)	(unaudited)
	As of September 30, 2018
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(136)	$-	$(136)
Home equity	(24)	-	(24)
Commercial real estate	(119)	24	(95)
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(529)	125	(404)
Consumer	(41)	17	(24)
Government	-	-	-
Total	$(849)	$166	$(683)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)	(unaudited)
	September 30, 2018	December 31, 2017

Allowance for loan losses	$7,749	$7,482
Total loans	$742,232	$620,211
Non-performing loans	$6,406	$5,223
ALL-to-total loans	1.04%	1.21%
ALL-to-non-performing loans (coverage ratio)	121.0%	143.3%

The September 30, 2018 balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2018, foreclosed real estate totaled $2.1 million, which was comprised of twenty-seven properties, compared to $1.7 million and nineteen properties at December 31, 2017. The increase in foreclosed real estate is the result of the addition of $1.2 million, which was comprised of twenty properties, from the acquisition of First Personal. Net gains from the sale of foreclosed real estate totaled $154 thousand for the nine months ended September 30, 2018. At the end of September 2018 all of the Bancorp’s foreclosed real estate is located within its primary market area, which has been expanded into the Cook County, Illinois and Chicagoland metropolitan area with the acquisition of First Personal.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $238.1 million at September 30, 2018, compared to $244.5 million at December 31, 2017, a decrease of $6.4 million (2.6%). The decrease in the securities portfolio during the year is a result of market value adjustments for unrealized losses and the reallocation of $5.0 million of funds to support loan growth. At September 30, 2018, the securities portfolio represented 23.9% of interest-earning assets and 22.2% of total assets compared to 28.1% of interest-earning assets and 26.4% of total assets at December 31, 2017.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,
	2018		December 31,
(Dollars in thousands)	(unaudited)		2017
	Balance	% Securities	Balance	% Securities

Money market fund	$2,018	0.8%	$476	0.2%
U.S. government sponsored entities	9,768	4.1%	3,890	1.6%
Collateralized mortgage obligations and residential mortgage-backed securities	132,670	55.7%	132,938	54.4%
Municipal securities	91,416	38.4%	103,747	42.4%
Collateralized debt obligations	2,199	1.0%	3,439	1.4%
Total securities available-for-sale	$238,071	100.0%	$244,490	100.0%

	September 30,
	2018	December 31,	YTD
(Dollars in thousands)	(unaudited)	2017	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$2,576	$139	$2,437	1753.2%
Fed funds sold	1,398	357	1,041	291.6%
Certificates of deposit in other financial institutions	3,754	1,676	2,078	124.0%
Federal Home Loan Bank stock	3,236	3,000	236	7.9%

The net increase in interest bearing deposits in other financial institutions, certificates of deposit, and in fed funds sold is primarily the result of timing of liquidity needs. The increase in Federal Home Loan Bank stock corresponds to stock ownership requirements based on borrowing needs. The increase in certificate of deposits in other financial institutions is the result of First Personal merger.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,
	2018	December 31,	YTD
(Dollars in thousands)	(unaudited)	2017	Change
	Balance	Balance	$	%

Checking	$339,176	$309,023	$30,153	9.8%
Savings	161,357	129,702	31,655	24.4%
Money market	148,227	170,359	(22,132)	-13.0%
Certificates of deposit	253,996	183,920	70,076	38.1%
Total deposits	$902,756	$793,004	$109,752	13.8%

The overall increase in total deposits is a result of the acquisition of First Personal. When adjusted for the First Personal acquisition, overall deposits decreased during the period ended September 30, 2018. This decrease reflects the cyclical nature and timing of municipality money market deposits.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,
	2018	December 31,	YTD
(Dollars in thousands)	(unaudited)	2017	Change
	Balance	Balance	$	%

Repurchase agreements	$12,585	$11,300	$1,285	11.4%
Borrowed funds	48,314	20,881	27,433	131.4%
Total borrowed funds	$60,899	$32,181	$28,718	89.2%

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

During the nine months ended September 30, 2018, cash and cash equivalents increased by $2.9 million compared to a $31.0 million decrease for the nine months ended September 30, 2017. The primary sources of cash and cash equivalents were sales of loans originated for sale, proceeds from maturities, pay downs, calls, and sales of available-for-sale securities, proceeds from FHLB advances, and additional borrowings. The primary uses of cash and cash equivalents were loan originations, the purchase of securities, and the repayment of FHLB advances. Cash provided by operating activities totaled $2.3 million for the nine months ended September 30, 2018, compared to cash provided of $9.1 million for the nine month period ended September 30, 2017. The decrease in cash from operating activities was primarily a result of an increase in loans originated for sale offset by the sale of loans originated for sale and accrued expenses and other liabilities. Cash outflows from investing activities totaled $10.4 million for the current period, compared to cash outflows of $33.0 million for the nine months ended September 30, 2017. Cash outflows from investing activities for the current nine months were primarily related to the origination of loans receivable and purchases of securities, offset by the sale and maturities for securities available-for-sale, and cash used for the acquisition of First Personal. Net cash inflows from financing activities totaled $11.0 million during the current period compared to net cash outflows of $7.1 million for the nine months ended September 30, 2017. The net cash inflows from financing activities were primarily a result of proceeds from FHLB advances and increased borrowing. On a cash basis, the Bancorp paid dividends on common stock of $2.5 million for the nine months ended September 30, 2018 and $2.4 million for the nine months ended September 30, 2017.

At September 30, 2018, outstanding commitments to fund loans totaled $185.3 million. Approximately 51.4% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $10.2 million at September 30, 2018. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2018, stockholders' equity increased by $4.4 million (4.8%). During the nine months ended September 30, 2018, stockholders’ equity was primarily increased by net income of $6.7 million and the issuance of 161,875 shares for $6.9 million as part of the acquisition of First Personal. Decreasing stockholders’ equity was the declaration of $2.6 million in cash dividends and a decrease to net unrealized gains (losses) on securities available-for-sale of $6.7 million. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first nine months of 2018 or 2017. During 2018, 7,700 restricted stock shares vested under the program outlined in Note 10 of the financial statements, of which 1,658 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 required the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries. However, under the FRB’s “Small Bank Holding Company” exemption from consolidated bank holding company capital requirements, bank holding companies and savings and loan holding companies with less than $3 billion in consolidated assets, such as the Bancorp, are exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases.

During the nine months ended September 30, 2018, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled trust preferred securities with a cost basis of $3.5 million. These investments currently have ratings that are below investment grade. As a result, approximately $18.9 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at September 30, 2018, and December 31, 2017, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$89.1	11.3%	$35.6	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$89.1	11.3%	$47.5	6.0%	N/A	N/A
Total capital to risk-weighted assets	$96.8	12.2%	$63.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$89.1	8.6%	$41.3	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$88.4	12.9%	$30.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$88.4	12.9%	$41.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$96.0	14.0%	$55.0	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$88.4	9.6%	$36.8	4.0%	N/A	N/A

In addition, the following table shows that, at September 30, 2018, and December 31, 2017, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$86.3	10.9%	$35.6	4.5%	$51.4	6.5%
Tier 1 capital to risk-weighted assets	$86.3	10.9%	$47.5	6.0%	$63.3	8.0%
Total capital to risk-weighted assets	$94.1	11.9%	$63.3	8.0%	$79.1	10.0%
Tier 1 capital to adjusted average assets	$86.3	8.4%	$41.0	4.0%	$51.3	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$86.3	12.6%	$30.9	4.5%	$44.6	6.5%
Tier 1 capital to risk-weighted assets	$86.3	12.6%	$41.2	6.0%	$54.9	8.0%
Total capital to risk-weighted assets	$93.8	13.7%	$54.9	8.0%	$68.7	10.0%
Tier 1 capital to adjusted average assets	$86.3	9.4%	$36.7	4.0%	$45.8	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2018, without the need for qualifying for an exemption or prior DFI approval, is $10.2 million plus 2018 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On August 31, 2018 the Board of Directors of the Bancorp declared a third quarter dividend of $0.30 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 9, 2018.

Results of Operations - Comparison of the Quarter Ended September 30, 2018 to the Quarter Ended September 30, 2017

For the three months ended September 30, 2018, the Bancorp reported net income of $1.6 million, compared to net income of $2.2 million for the quarter ended September 30, 2017, a decrease of $623 thousand (27.7%). For the quarter, the ROA was 0.62%, compared to 0.98% for the quarter ended September 30, 2017. The ROE was 6.70% for the quarter ended September 30, 2018, compared to 9.82% for the quarter ended September 30, 2017.

Net interest income for the quarter ended September 30, 2018 was $9.0 million, an increase of $1.2 million (16.0%), compared to $7.8 million for the quarter ended September 30, 2017. The weighted-average yield on interest-earning assets was 4.26% for the quarter ended September 30, 2018, compared to 3.94% for the quarter ended September 30, 2017. The weighted-average cost of funds for the quarter ended September 30, 2018 was 0.56% compared to 0.32% for the quarter ended September 30, 2017. The impact of the 4.26% return on interest earning assets and the 0.56% cost of funds resulted in an interest rate spread of 3.69% for the current quarter, an increase from the 3.61% spread for the quarter ended September 30, 2017. The net interest margin on earning assets was 3.72% for the three months ended September 30, 2018 and 3.63% for the three months ended September 30, 2017. On a tax equivalent basis, the Bancorp’s net interest margin was 3.92% for the three months ended September 30, 2018, compared to 3.86% for the three months ended September 30, 2017. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$6,502	$38	2.34	$1,696	$9	2.12
Federal funds sold	1,104	11	3.99	1,480	3	0.81
Certificates of deposit in other financial institutions	3,570	25	2.80	1,657	6	1.45
Securities available-for-sale	236,629	1,674	2.83	241,697	1,553	2.57
Loans receivable	719,654	8,552	4.75	606,709	6,828	4.50
Federal Home Loan Bank stock	3,177	35	4.41	3,000	32	4.27
Total interest earning assets	970,636	$10,335	4.26	856,239	$8,431	3.94
Cash and non-interest bearing deposits in other financial institutions	10,348			12,869
Allowance for loan losses	(7,542)			(7,062)
Other noninterest bearing assets	68,849			53,385
Total assets	$1,042,291			$915,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$883,405	$1,018	0.46	$770,938	$518	0.27
Repurchase agreements	12,615	47	1.49	13,379	31	0.93
Borrowed funds	38,624	254	2.63	30,162	110	1.46
Total interest bearing liabilities	934,644	$1,319	0.56	814,479	$659	0.32
Other noninterest bearing liabilities	10,626			9,369
Total liabilities	945,270			823,848
Total stockholders' equity	97,021			91,583
Total liabilities and stockholders' equity	$1,042,291			$915,431

Return on average assets	0.62%			0.98%
Return on average equity	6.70%			9.82%
Net interest margin (average earning assets)	3.72%	$9,016		3.63%	$7,772

The increase in interest income for interest bearing deposits in other financial institutions was the result of higher average balances and higher average short term rates for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in interest income for federal funds sold was primarily the result of higher average rates received in short term rates for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in interest income for certificates of deposit in other financial institutions was the result of higher average balances and higher average rates received in short term rates for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in interest income for securities available-for-sale was primarily the result of higher average rates received in rates for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in interest income for loans receivable was the result of higher average balances and higher weighted average rates for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in the interest expense of total deposits and borrowed funds was the result of higher average balances and higher weighted average rates for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in the interest expense for repurchase agreements was the result of higher weighted average rates for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The following table shows the change in noninterest income for the quarter ending September 30, 2018, and September 30, 2017.

	Three Months Ended
(Dollars in thousands)	September 30,		Three Months Ended
	2018	2017	$ Change	% Change
Noninterest income:
Fees and service charges	$991	$843	$148	17.6%
Gain on sale of loans held-for-sale, net	451	412	39	9.5%
Wealth management operations	414	459	(45)	-9.8%
Gain on sale of securities, net	151	213	(62)	-29.1%
Increase in cash value of bank owned life insurance	130	119	11	9.2%
Gain on sale of foreclosed real estate, net	54	2	52	2600.0%
Other	32	27	5	18.5%
Total noninterest income	$2,223	$2,075	$148	7.1%

The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place, as well the acquisition of First Personal. The increase in gains on sale of loans is a result of overall increase in loan origination volume. Current market conditions provided opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. The increase in gain on sale of foreclosed real estate is the result of normal course of business sales from other real estate owned. The increase in other noninterest income is primarily driven by rental income from other real estate owned properties.

The following table shows the change in noninterest expense for the quarter ending September 30, 2018, and September 30, 2017.

	Three Months Ended
(Dollars in thousands)	September 30,		Three Months Ended
	2018	2017	$ Change	% Change
Noninterest expense:
Compensation and benefits	$4,669	$4,094	$575	14.0%
Data processing	1,012	364	648	178.0%
Occupancy and equipment	829	845	(16)	-1.9%
Marketing	223	135	88	65.2%
Federal deposit insurance premiums	91	84	7	8.3%
Other	2,233	1,403	830	59.2%
Total noninterest expense	$9,057	$6,925	$2,132	30.8%

The increase in compensation and benefits is primarily the result of increased compensation in the amount of approximately $200 thousand that resulted from the acquisition of First Personal. Additional increases to compensation and benefits can be attributed to management’s continued focus on talent management and retention. The increase in data processing expense is primarily the result of data conversion expenses of approximately $600 thousand related to the acquisition of First Personal as well as increased utilization of systems. The increase in marketing expenses is primarily related to the acquisition of First Personal as well as regular advertising initiatives. The increase in other operating expenses is primarily related to the increase of approximately $520 thousand that resulted from the acquisition of First Personal, as well as generally higher third party costs. The Bancorp’s efficiency ratio was 80.6% for the quarter ended September 30, 2018, compared to 70.3% for the quarter ended September 30, 2017. The increased ratio is related primarily to the increase in noninterest expense. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period. The acquisition of First Personal is discussed in Note 3 of the financial statements.

Income tax expenses for the quarter ended September 30, 2018 totaled $245 thousand, compared to income tax expense of $509 thousand for the quarter ended September 30, 2017, a decrease of $264 thousand (51.9%). The combined effective federal and state tax rates for the Bancorp was 13.1% for the quarter ended September 30, 2018, compared to 18.5% for the quarter ended September 30, 2017. The Bancorp’s lower current quarter effective tax rate is primarily a result of the Tax Cuts and Jobs Act that, among other changes, reduces the corporate federal income tax rate from 34% to 21% and was effective January 1, 2018.

Results of Operations - Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, the Bancorp reported net income of $6.7 million, compared to net income of $7.1 million for the nine months ended September 30, 2017, a decrease of $378 thousand (5.3%). For the nine months ended September 30, 2018, the ROA was 0.92%, compared to 1.04% for the nine months ended September 30, 2017. The ROE was 9.56% for the nine months ended September 30, 2018, compared to 10.54% for the nine months ended September 30, 2017.

Net interest income for the nine months ended September 30, 2018 was $24.7 million, an increase of $1.8 million (7.8%), compared to $22.9 million for the nine months ended September 30, 2017. The weighted-average yield on interest-earning assets was 4.11% for the nine months ended September 30, 2018, compared to 3.89% for the nine months ended September 30, 2017. The weighted-average cost of funds for the nine months ended September 30, 2018 was 0.51% compared to 0.30% for the nine months ended September 30, 2017. The impact of the 4.11% return on interest earning assets and the 0.51% cost of funds resulted in an interest rate spread of 3.60% for the current nine months, which is a decrease from the spread of 3.59% as of September 30, 2017. The net interest margin on earning assets was 3.62% for the nine months ended September 30, 2018 and 3.60% for the nine months ended September 30, 2017. On a tax equivalent basis, the Bancorp’s net interest margin was 3.81% for the nine months ended September 30, 2018, compared to 3.79% for the nine months ended September 30, 2017. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$4,203	$66	2.09	$4,733	$32	0.90
Federal funds sold	1,055	30	3.79	1,101	5	0.61
Certificates of deposit in other financial institutions	2,251	38	2.25	1,194	12	1.34
Securities available-for-sale	239,020	5,010	2.79	238,442	4,706	2.63
Loans receivable	661,300	22,803	4.60	600,650	19,931	4.42
Federal Home Loan Bank stock	3,063	117	5.09	3,000	95	4.22
Total interest earning assets	910,892	$28,064	4.11	852,120	$24,781	3.89
Cash and non-interest bearing deposits in other financial institutions	10,354			11,888
Allowance for loan losses	(7,415)			(7,273)
Other noninterest bearing assets	58,732			53,642
Total assets	$972,563			$907,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$816,880	$2,531	0.41	$770,090	$1,475	0.26
Repurchase agreements	12,374	124	1.34	13,385	80	0.80
Borrowed funds	40,225	682	2.26	26,221	281	1.43
Total interest bearing liabilities	869,479	$3,337	0.51	809,696	$1,836	0.30
Other noninterest bearing liabilities	9,676			8,211
Total liabilities	879,155			817,907
Total stockholders' equity	93,408			89,470
Total liabilities and stockholders' equity	$972,563			$907,377

Return on average assets	0.92%			1.04%
Return on average equity	9.56%			10.54%
Net interest margin (average earning assets)	3.62%	$24,727		3.60%	$22,945

The increase in interest income for interest bearing deposits in other financial institutions and federal funds sold was primarily the result of higher average rates received from increases in short term rates for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in interest income for certificates of deposit in other financial institutions was the result of higher average balances and higher average rates received from increases in short term rates for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in interest income for securities available-for-sale and loans receivable was the result of higher average balances and higher weighted average rates for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in interest expense for total deposits and borrowed funds was the result of higher average balances and higher weighted average rates for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in interest expense for repurchase agreements was the result of higher weighted average rates for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The following table shows the change in noninterest income for the nine months ending September 30, 2018, and September 30, 2017.

	Nine Months Ended
(Dollars in thousands)	September 30,		Nine Months Ended
	2018	2017	$ Change	% Change
Noninterest income:
Fees and service charges	2,830	2,404	$426	17.7%
Wealth management operations	1,253	1,267	(14)	-1.1%
Gain on sale of securities, net	1,155	758	397	52.4%
Gain on sale of loans held-for-sale, net	1,021	883	138	15.6%
Increase in cash value of bank owned life insurance	358	349	9	2.6%
Gain on sale of foreclosed real estate, net	154	95	59	62.1%
Other	104	64	40	62.5%
Total noninterest income	$6,875	$5,820	$1,055	18.1%

The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place, as well as the acquisition of First Personal. Current market conditions provided opportunities to maintain securities cash flows, while recognizing gains from the sales of securities. The increase in gain on sale of loans held for sale is the result of continued efforts on loan growth and normal course of business sales. The increase in other noninterest income is primarily driven by rental income from other real estate owned properties.

The following table shows the change in noninterest expense for the nine ending September 30, 2018, and September 30, 2017.

	Nine Months Ended
(Dollars in thousands)	September 30,		Nine Months Ended
	2018	2017	$ Change	% Change
Noninterest expense:
Compensation and benefits	12,045	10,847	$1,198	11.0%
Occupancy and equipment	2,524	2,542	(18)	-0.7%
Data processing	2,076	1,092	984	90.1%
Marketing	523	469	54	11.5%
Federal deposit insurance premiums	250	242	8	3.3%
Other	5,512	4,061	1,451	35.7%
Total noninterest expense	$22,930	$19,253	$3,677	19.1%

The increase in compensation and benefits is the result of a continued focus on talent management and retention, as well as the acquisition of First Personal. The increase in data processing expense is primarily the result of data conversion expenses related to the acquisition of First Personal and accounts for approximately $960 thousand of the increase shown. The remainder of the increase in data processing is due to increased system utilization. The increase in marketing expense is a result of the acquisition of First Personal. The increase in other operating expenses is primarily related to the acquisition of First Personal and accounts for approximately $700 thousand of the increase shown. The remainder of the increase in other noninterest expense is primarily related to a shared loss of $125 thousand from the operation of the wholly-owned subsidiary NWIN Risk Management, Inc. (a captive insurance subsidiary), as well as generally higher third party costs. The Bancorp’s efficiency ratio was 72.6% for the nine months ended September 30, 2018, compared to 66.9% for the nine months ended September 30, 2017. The increased ratio is related primarily to the increase in noninterest expense. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period. The acquisition of First Personal is discussed in Note 3 of the financial statements.

Income tax expenses for the nine months ended September 30, 2018 totaled $1.0 million, compared to income tax expense of $1.7 million for the nine months ended September 30, 2017, a decrease of $690 thousand (40.2%). The combined effective federal and state tax rates for the Bancorp was 13.3% for the nine ended September 30, 2018, compared to 19.5% for the quarter ended September 30, 2017. The Bancorp’s lower current quarter effective tax rate is primarily a result of the Tax Cuts and Jobs Act that, among other changes, reduces the corporate federal income tax rate from 34% to 21% and was effective January 1, 2018.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2018, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the nine months ended September 30, 2018 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2018 – January 31, 2018	-	N/A	-	48,828
February 1, 2018 – February 28, 2018	-	N/A	-	48,828
March 1, 2018 – March 31, 2018	-	N/A	-	48,828
April 1, 2018 – April 30, 2018	-	N/A	-	48,828
May 1, 2018 – May 31, 2018	-	N/A	-	48,828
June 1, 2018 – June 30, 2018	-	N/A	-	48,828
July 1, 2018 – July 31, 2018	-	N/A	-	48,828
August 1, 2018 – August 31, 2018	-	N/A	-	48,828
September 1, 2018 – September 30, 2018	-	N/A	-	48,828
	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among NorthWest Indiana Bancorp and AJS Bancorp, Inc. dated July 30, 2018 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2018).
10.1	First Amendment to Employment Agreement dated July 27, 2018 by and among NorthWest Indiana Bancorp, Peoples Bank SB, and Benjamin J. Bochnowski (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2018).
10.2	Voting Agreement dated July 30, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2018).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2018, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: November 5, 2018	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: November 5, 2018	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

