Form 10-K
period 2018-12-31
NORTHWEST INDIANA BANCORP
filed 2019-03-05
CIK 919864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer: ☐	Accelerated filer: ☒
Non-Accelerated filer: ☐	Smaller reporting company ☒
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

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2018, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $98,107,924.

There were 3,452,199 shares of the registrant’s Common Stock, without par value, outstanding at March 4, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1.	Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders. (Part III)

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

The Bank is primarily engaged in the business of attracting deposits from the general public and the origination of loans, mostly upon the security of single family residences and commercial real estate, as well as, construction loans and various types of consumer loans, commercial business loans and municipal loans, within its primary market areas of Lake and Porter Counties, in Northwest Indiana, and Cook County, Illinois. In addition, the Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as the personal representative of estates and acts as trustee for revocable and irrevocable trusts.

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

On July 26, 2018, the Bancorp completed its acquisition of First Personal Financial Corp., a Delaware corporation (“First Personal”) pursuant to an Agreement and Plan of Merger dated February 20, 2018 (the “First Personal Merger Agreement”), between the Bancorp and First Personal. Pursuant to the terms of the First Personal Merger Agreement, First Personal merged with and into the Bancorp, with the Bancorp as the surviving corporation (the “First Personal Merger”). Simultaneous with the First Personal Merger, First Personal Bank, an Illinois state chartered commercial bank and wholly-owned subsidiary of First Personal, merged with and into the Bank, with the Bank as the surviving institution. In connection with the First Personal Merger, each First Personal stockholder holding 100 or more shares of First Personal common stock received fixed consideration of (i) 0.1246 shares of Bancorp common stock, and (ii) $6.67 per share in cash for each outstanding share of First Personal common stock. Stockholders holding less than 100 shares of First Personal common stock received $12.12 in cash and no stock consideration for each outstanding share of First Personal common stock. Any fractional shares of Bancorp common stock that a First Personal stockholder would have otherwise received in the First Personal Merger were cashed out in the amount of such fraction multiplied by $42.95. The Bancorp issued a total of approximately 161,875 shares of Bancorp common stock to the former First Personal stockholders, and paid cash consideration of approximately $8.7 million. Based upon the closing price of the Bancorp’s common stock on July 25, 2018, the transaction had an implied valuation of approximately $15.6 million. The acquisition represented the Bank’s first expansion into the South Suburban Chicagoland market, and expanded the Bank’s full-service retail banking network to 19 banking centers.

On January 24, 2019, the Bancorp completed its acquisition of AJS Bancorp, Inc., a Maryland corporation (“AJSB”), pursuant to an Agreement and Plan of Merger dated July 30, 2018 (the “AJSB Merger Agreement”), between the Bancorp and AJSB. Pursuant to the terms of the AJSB Merger Agreement, AJSB merged with and into the Bancorp, with the Bancorp as the surviving corporation (the “AJSB Merger”). Simultaneous with the AJSB Merger, A.J. Smith Federal Savings Bank, a federally chartered savings bank and wholly-owned subsidiary of AJSB, merged with and into the Bank, with the Bank as the surviving institution. In connection with the AJSB Merger, each AJSB stockholder holding 100 or more shares of AJSB common stock received fixed consideration of (i) 0.2030 shares of the Bancorp common stock, and (ii) $7.20 per share in cash for each outstanding share of AJSB common stock. Stockholders holding less than 100 shares of AJSB common stock received $16.00 in cash and no stock consideration for each outstanding share of AJSB common stock. Any fractional shares of Bancorp common stock that an AJSB stockholder would have otherwise received in the AJSB Merger were cashed out in the amount of such fraction multiplied by $43.01. The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.4 million. Based upon the closing price of the Bancorp’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $34.2 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. As a result of the acquisition, the Bank was able to further expand its retail banking network in the South Suburban Chicagoland market, bringing the total number of its full-service banking centers to 22.

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its twenty-two branch locations. For further information, see “Properties.”

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

Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2018, under the 15% of capital and surplus limitation was approximately $14,686,000. At December 31, 2018, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2018, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2018	2017	2016	2015	2014
Type of loan:
Conventional real estate loans:
Construction and development	$64,433	$50,746	$38,937	$41,524	$25,733
Loans on existing properties (1)	569,384	463,368	437,361	432,020	377,247
Consumer (2)	6,043	461	524	535	472
Commercial business	103,439	76,851	77,299	68,757	58,682
Government	21,101	28,785	29,529	29,062	26,019
Loans receivable (3)	$764,400	$620,211	$583,650	$571,898	$488,153
Type of collateral:
Real estate:
1-to-4 family	$268,805	$208,910	$205,838	$213,756	$189,529
Other dwelling units, land and commercial real estate	365,012	305,204	270,461	259,789	213,451
Consumer	5,813	321	424	461	351
Commercial business	103,012	76,666	76,735	68,308	58,145
Government	21,101	28,785	29,529	29,062	26,019
Loans receivable (4)	$763,743	$619,886	$582,987	$571,376	$488,038

Average loans outstanding during the period (3)	$684,159	$602,426	$587,119	$522,278	$480,404

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and net deferred loan fees.
(4)	Net of unearned income and net deferred loan fees. Does not include unsecured loans.

Loan Originations, Purchases and Sales. Set forth on the following table loan originations, purchases and sales activity for each of the last three years are shown. The amounts are stated in thousands (000’s).

	2018	2017	2016
Loans originated:
Conventional real estate loans:
Construction and development	$14,061	$11,510	$7,700
Existing property	106,661	78,249	82,539
Refinanced	5,400	9,138	12,798
Total conventional real estate loans originated	126,122	98,897	103,037
Commercial business	274,613	238,667	238,633
Consumer	13,042	244	358
Total loans originated	$413,777	$337,808	$342,028

Whole loans and participations purchased	$94,600	$796	$-
Whole loans and participations sold	$55,525	$42,212	$58,338

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2018 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one
	within	but within	After
	one year	five years	five years	Total
Real estate	$59,812	$115,473	$458,532	$633,817
Consumer	40	466	4,814	5,320
Commercial business, and other	42,299	66,150	16,814	125,263
Total loans receivable	$102,151	$182,089	$480,160	$764,400

The following table sets forth the dollar amount of all loans due after one year from December 31, 2018, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate	$222,761	$351,244	$574,005
Consumer	5,280	-	5,280
Commercial business, and other	71,853	11,111	82,964
Total loans receivable	$299,894	$362,355	$662,249

Lending Area. The primary lending area of the Bancorp encompasses Lake County in northwest Indiana and Cook County in northeast Illinois, where collectively a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter County, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana; and Lake and Will counties in Illinois.

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

Designated officers have authorities, established by the Board of Directors, to approve loans. Loans up to $2,500,000 are approved by the loan officers’ loan committee. Loans from $2,500,000 to $4,000,000 are approved by the senior officers’ loan committee (SOLC). All loans in excess of $4,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee. (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) Certain loan renewals and extensions may not require approval by the Board of Directors or the Executive Committee as long as there is no material change, credit downgrade, significant change in borrower or guarantor status, material release or change in collateral value or the eligible loan renewal or extension is not outside the current concentration limits set by the Board of Directors. The maximum in-house legal lending limit as set by the Board of Directors is the lower of 10% of the Bank’s risk based capital or $7,000,000. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board action. The Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 2018, 68% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five, seven or ten year period. ARM originations totaled $16.2 million for 2018 and $11.1 million for 2017. During 2018, ARMs represented 17.7% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

	2018	2017	2016	2015	2014
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$5,405	$3,858	$4,521	$4,172	$2,443
Commercial	695	466	456	1,007	1,918
Commercial business	495	672	628	22	238
Consumer	-	-	-	-	-
Total	$6,595	$4,996	$5,605	$5,201	$4,599

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$172	$227	$500	$377	$941
Commercial	-	-	-	-	-
Commercial business	149	-	-	-	-
Consumer	-	-	-	-	-
Total	$321	$227	$500	$377	$941

Loans that qualify as troubled debt restructurings and accruing:
Real estate:
Residential	$598	$302	$-	$-	$-
Commercial	1,074	181	-	4,419	4,597
Commercial business	234	52	60	74	90
Consumer	-	-	-	-	-
Total	$1,906	$535	$60	$4,493	$4,687

Total of non-accrual, 90 days past due and accruing, and restructurings	$8,822	$5,758	$6,165	$10,071	$10,227

Ratio of non-performing loans to total assets	0.63%	0.56%	0.67%	0.64%	0.71%
Ratio of non-performing loans to total loans	0.90%	0.84%	1.05%	0.98%	1.10%

* non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more

Foreclosed real estate	$1,627	$1,699	$2,665	$1,590	$1,745
Ratio of foreclosed real estate to total assets	0.15%	0.18%	0.29%	0.18%	0.23%

During 2018, gross interest income of $306 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $230 thousand.

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

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2018 or December 31, 2017.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2018	December 31, 2017
Residential real estate	$5,366	$3,732
Home equity	373	350
Commercial real estate	1,770	512
Construction and land development	-	134
Multifamily	-	-
Farmland	-	-
Commercial business	728	1,174
Consumer	-	-
Government	-	-
Total	$8,237	$5,902

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2018	December 31, 2017
Residential real estate	$3,908	$4,130
Home equity	657	233
Commercial real estate	4,715	6,758
Construction and land development	-	-
Multifamily	149	168
Farmland	-	-
Commercial business	2,958	394
Consumer	20	-
Government	-	-
Total	$12,407	$11,683

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2018	December 31, 2017
Residential real estate	$1,550	$1,152
Home equity	264	-
Commercial real estate	2,105	512
Construction and land development	-	134
Multifamily	-	-
Farmland	-	-
Commercial business	1,863	724
Consumer	-	-
Government	-	-
Total	$5,782	$2,522

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2018	December 31, 2017
Residential real estate	$598	$303
Home equity	-	-
Commercial real estate	1,074	181
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	359	51
Consumer	-	-
Government	-	-
Total	$2,031	$535

The increase in the troubled debt restructured loans reflected in the table above for the twelve months ended December 31, 2018 was the result of a $1.1 million commercial relationship as well as eight residential or home equity loans totaling $301 thousand which were modified as part of a troubled debt restructure or renewed with cash flow difficulties. The $1.1 million relationship was classified as substandard and remains in accrual status.

The increase in the nonperforming, substandard, special mention, and impaired loans reflected in the tables above for the twelve months ending December 31, 2018, are the result of the completion of the acquisition of First Personal as well as two large commercial relationships, one commercial real estate customer and one First Federal residential customer which were not related to the acquisition. First Personal loans totaling $612 thousand, one $523 thousand First Federal residential loan and one $464 thousand commercial real estate loan contributed to the December 31, 2018 increase in nonperforming loans. One $1.1 million commercial relationship, First Personal loans totaling $721 thousand, one $523 thousand First Federal residential loan and one $464 thousand commercial real estate loan contributed to the December 31, 2018 increase in substandard loans. First Personal loans totaling $2.8 million and one $2.1 million commercial relationship contributed to the December 31, 2018 increase in watch loans, which was offset by the payoff of one $2.3 million commercial real estate loan. First Personal purchased credit impaired loans totaling $2.3 million, one $1.1 million commercial relationship and one $464 thousand commercial real estate loan contributed to the December 31, 2018 increase in impaired loans.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	2018	2017	2016	2015	2014
Balance at beginning of period	$7,482	$7,698	$6,953	$6,361	$7,189
Loans charged-off:
Real estate residential	(242)	(1,019)	(529)	(239)	(311)
Commercial real estate	(119)	-	-	(59)	(1,421)
Commercial real estate participations	-	-	-	-	-
Commercial business	(592)	(386)	-	(77)	-
Consumer	(58)	(71)	(33)	(30)	(32)
Total charge-offs	(1,011)	(1,476)	(562)	(405)	(1,764)
Recoveries:
Residential real estate	1	3	2	9	20
Commercial real estate	24	-	-	22	17
Commercial real estate participations	-	-	-	-	2
Commercial business	134	39	28	10	21
Consumer	24	18	9	2	1
Total recoveries	183	60	39	43	61
Net (charge-offs) / recoveries	(828)	(1,416)	(523)	(362)	(1,703)
Provision for loan losses	1,308	1,200	1,268	954	875
Balance at end of period	$7,962	$7,482	$7,698	$6,953	$6,361

ALL to loans outstanding	1.04%	1.21%	1.32%	1.22%	1.30%
ALL to nonperforming loans	115.12%	143.26%	126.10%	124.66%	114.83%
Net charge-offs / recoveries to average loans outstanding during the period	-0.12%	-0.23%	-0.09%	-0.06%	-0.35%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2018		2017		2016		2015		2014
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	1,917	35.2	1,734	33.7	2,410	35.3	1,711	37.4	1,877	38.8
Commercial and other dwelling	4,563	47.7	4,365	49.2	4,302	46.3	4,436	45.4	3,658	43.7
Consumer loans	82	0.7	31	0.1	34	0.1	38	0.1	18	0.1
Commercial business and other	1,400	16.4	1,352	17.0	952	18.3	768	17.1	808	17.4
Total	7,962	100.0	7,482	100.0	7,698	100.0	6,953	100.0	6,361	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2018, the Bancorp did not hold as investments any derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal securities. In addition, short-term funds are generally invested as interest bearing balances in financial institutions and federal funds. At December 31, 2018, the Bancorp’s investment portfolio totaled $241.8 million. In addition, the Bancorp had $763 thousand of federal funds sold, and $3.5 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2018	2017	2016
Money market fund	$2,480	$476	$222
U.S. government agencies:
Available-for-sale	7,894	3,890	16,274
Mortgage-backed securities (1):
Available-for-sale	50,583	47,314	67,533
Collateralized Mortgage Obligations (1):
Available-for-sale	84,698	85,624	50,442
Municipal Securities:
Available-for-sale	94,064	103,747	96,745
Trust Preferred Securities:
Available-for-sale	2,049	3,439	2,409
Totals	$241,768	$244,490	$233,625

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2018, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Money market fund:	$2,480	2.10%	$-	0.00%	$-	0.00%	$-	0.00%
U.S. government Agencies:
AFS	-	0.00%	3,866	1.80%	4,028	3.23%	-	0.00%
Municipal Securities:
AFS	341	5.90%	3,832	5.02%	12,854	4.27%	77,037	4.14%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	2,049	2.18%
Totals	$2,821	2.56%	$7,698	3.40%	$16,882	4.02%	$79,086	4.09%

The Bancorp currently holds three trust preferred securities and the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2018, the cost basis of the three trust preferred securities on non-accrual status totaled $3.5 million.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2018, the Bancorp had $11.6 million in repurchase agreements. Other borrowings totaled $43.0 million, all of which were FHLB advances.

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

	2018		2017		2016
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$124,866	-	$117,656	-	$104,672	-
Interest bearing demand deposits	190,372	0.15	169,980	0.08	145,347	0.07
MMDA accounts	157,228	0.45	170,211	0.26	167,684	0.21
Savings accounts	144,746	0.08	131,908	0.08	124,214	0.09
Certificates of deposit	222,267	1.21	180,413	0.77	192,991	0.62
Total deposits	$839,479	0.45	$770,168	0.27	$734,908	0.24

Maturities of time certificates of deposit and other time deposits of $100 thousand or more at December 31, 2018 are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$33,847
Over 3 months through 6 months	32,603
Over 6 months through 12 months	36,032
Over 12 months	28,999
Total	$131,481

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

	At December 31,
	2018	2017	2016
Repurchase agreements:
Balance	$11,628	$11,300	$13,998
Securities underlying the agreements:
Ending carrying amount	16,262	18,053	23,571
Ending fair value	16,262	18,053	23,571
Weighted average rate (1)	1.44%	0.91%	0.56%

	For year ended December 31,
	2018	2017	2016
Highest month-end balance	$16,672	$17,720	$23,308
Average outstanding balance	12,754	13,734	17,755
Weighted average rate on securities sold under agreements to repurchase (2)	1.38%	0.82%	0.55%

	At December 31,
	2018	2017	2016
Fixed rate short-term advances from the FHLB	$9,000	$6,100	$12,000
Fixed rate long-term advances from the FHLB	14,000	11,000	13,100
Variable advances from the FHLB	20,000	-	-
FHLB line-of-credit	-	3,181	28
Overdrawn due from other financial institutions	-	600	700
Total borrowings	$43,000	$20,881	$25,828

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2018, the market value of the Wealth Management Group’s assets totaled $309.0 million, an increase of $3.0 million, compared to December 31, 2017.

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

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2018.

Weighted average yield:
Securities	2.85%
Loans receivable	4.71%
Federal Home Loan Bank stock	4.84%
Total interest-earning assets	4.22%

Weighted average cost:
Deposit accounts	0.45%
Borrowed funds	2.25%
Total interest-bearing liabilities	0.57%

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.65%

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2018	2017	2016
Return on average assets	0.93%	0.98%	1.03%
Return on average equity	9.88%	9.90%	10.65%
Average equity-to-average assets ratio	9.43%	9.94%	9.67%
Dividend payout ratio	37.62%	36.76%	34.69%

	At December 31,
	2018	2017	2016
Total stockholders’ equity to total assets	9.26%	9.93%	9.21%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

The amounts are stated in thousands (000's).

	Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$5,996	$167	2.79%	$5,114	$54	1.06%	$5,149	$31	0.60%
Federal funds sold	901	10	1.11	960	4	0.42	409	1	0.24
Nontaxable Securities	91,458	3,043	3.33	94,238	3,143	3.34	96,087	3,213	3.34
Taxable Securities	150,048	3,838	2.56	148,264	3,298	2.22	144,175	2,884	2.00
Total investments	248,403	7,058	2.84	248,576	6,499	2.61	245,820	6,129	2.49
Loans:*
Real estate mortgage loans	570,980	27,091	4.74	495,448	22,697	4.58	485,778	22,474	4.63
Commercial business loans	113,545	5,079	4.47	108,083	4,143	3.83	100,861	3,771	3.74
Consumer loans	2,665	222	8.33	382	19	4.97	480	24	5.00
Total loans	687,190	32,392	4.71	603,913	26,859	4.45	587,119	26,269	4.47
Total interest-earning assets	935,593	39,450	4.22	852,489	33,358	3.91	832,939	32,398	3.89
Allowance for loan losses	(7,512)			(7,239)			(7,364)
Cash and due from banks	10,813			12,171			11,868
Premises and equipment	21,835			19,621			18,955
Other assets	41,179			34,036			31,617
Total assets	$1,001,908			$911,078			$888,015

Liabilities:

Demand deposit	$124,866	$-	-%	$117,656	$-	-%	$101,835	$-	-%
NOW accounts	190,372	288	0.15	169,980	129	0.08	148,184	101	0.07
Money market demand accounts	157,228	705	0.45	170,211	437	0.26	167,684	360	0.21
Savings accounts	144,746	118	0.08	131,908	110	0.08	124,214	107	0.09
Certificates of deposit	222,267	2,688	1.21	180,413	1,383	0.77	192,991	1,202	0.62
Total interest-bearing deposits	839,479	3,799	0.45	770,168	2,059	0.27	734,908	1,770	0.24
Repurchase Agreements	12,754	176	1.38	13,734	113	0.82
Borrowed funds	44,628	1,116	2.50	28,326	420	1.48	56,990	575	1.01
Total interest-bearing liabilities	896,861	5,091	0.57	812,228	2,592	0.32	791,898	2,345	0.30

Other liabilities	10,587			8,312			10,275
Total liabilities	907,448			820,540			802,173

Stockholders' equity	94,460			90,538			85,842
Total liabilities and stockholders' equity	$1,001,908			$911,078			$888,015

Net interest income		$34,359			$30,766			$30,053
Net interest spread			3.65%			3.59%			3.59%
Net interest margin**			3.67%			3.61%			3.61%

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

	Year Ended December 31,			Year Ended December 31,
	2018	vs.	2017	2017	vs.	2016
	Increase / (Decrease)			Increase / (Decrease)
		Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$3,858	$1,675	$5,533	$748	$(159)	$589
Securities	(27)	474	447	57	280	337
Other interest-earning assets	10	102	112	3	30	33
Total interest-earning assets	3,841	2,251	6,092	808	151	959

Interest Expense:
Deposits	1,540	200	1,740	88	201	289

Borrowed Funds	242	517	759	(170)	128	(42)
Total interest-bearing liabilities	1,782	717	2,499	(82)	329	247

Net change in net interest income/(expense)	$2,059	$1,534	$3,593	$890	$(178)	$712

Bank Subsidiary Activities

NWIN Risk Management, Inc. is a wholly owned subsidiary of the Bancorp. The subsidiary provides captive insurance for the subsidiaries of the Bancorp. At December 31, 2018, the Bancorp had an investment balance of $2.5 million in NWIN Risk Management, Inc.

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2018, the Bank had an investment balance of $169 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2018, the Bank had an investment balance of $334.5 million in NWIN, LLC.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2018, the REIT held assets of $70.2 million in real estate loans.

Columbia Development Company, LLC is a wholly owned subsidiary of the Bank and was incorporated under the laws of the State of Indiana. The subsidiary holds real estate properties that the Bank has acquired through the foreclosure process. At December 31, 2018, the Bank had an investment balance of $4.2 million in Columbia Development Company, LLC.

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

Competition

The Bancorp’s primary market area for deposits, loans and financial services encompasses Lake and Porter Counties, in Northwest Indiana, and Cook County in northeast Illinois. All of the Bancorp’s banking centers and offices are located in its primary market area. Approximately ninety-two percent of the Bancorp’s business activities are within this area.

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

Personnel

As of December 31, 2018, the Bank had 203 full-time and 46 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has seven executive officers and has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

Under the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary bank(s). Pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary bank(s) during periods of financial stress or adversity. This support may be required by the FRB at times when the Bancorp may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to provide limited guarantee of the compliance by any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets, increasing each year until the buffer requirement became fully effective on January 1, 2019.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2018, the Bank met all applicable capital adequacy requirements.

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

The following table shows that, at December 31, 2018, and December 31, 2017, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$92.8	11.6%	$36.1	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$92.8	11.6%	$48.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$100.8	12.6%	$64.2	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$92.8	8.6%	$43.2	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$88.4	12.9%	$30.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$88.4	12.9%	$41.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$96.0	14.0%	$55.0	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$88.4	9.6%	$36.8	4.0%	N/A	N/A

In addition, the following table shows that, at December 31, 2018, and December 31, 2017, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$89.9	11.2%	$36.2	4.5%	$52.2	6.5%
Tier 1 capital to risk-weighted assets	$89.9	11.2%	$48.2	6.0%	$64.3	8.0%
Total capital to risk-weighted assets	$97.9	12.2%	$64.3	8.0%	$80.3	10.0%
Tier 1 capital to adjusted average assets	$89.9	8.4%	$42.9	4.0%	$53.6	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$86.3	12.6%	$30.9	4.5%	$44.6	6.5%
Tier 1 capital to risk-weighted assets	$86.3	12.6%	$41.2	6.0%	$54.9	8.0%
Total capital to risk-weighted assets	$93.8	13.7%	$54.9	8.0%	$68.7	10.0%
Tier 1 capital to adjusted average assets	$86.3	9.4%	$36.7	4.0%	$45.8	5.0%

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. The leadership of the FRB, Office of the Comptroller of the Currency (“OCC”), and FDIC, who are tasked with implementing Basel IV, supported the revisions. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Bancorp. The impact of Basel IV on the Bancorp will depend on the manner in which it is implemented by the federal banking regulators.

Banking regulators may change these capital requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when any such further capital requirements would be imposed and, if so, to what levels and on what schedule.

New Accounting Standards With Regulatory Effect. In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, the Bancorp will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule will take effect April 1, 2019. The new CECL standard will become effective for the Bancorp for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Bancorp’s management is currently evaluating the impact the CECL model will have on the Bancorp’s accounting. Additional detail around managements current efforts can be found in Note 1 to the financial statements, under ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.

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

The FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. In addition, under FRB supervisory policy, a bank holding company generally should not maintain its existing rate of cash dividends on common shares unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, assets, quality, and overall financial condition. The FRB expects bank holding companies to consult with it in advance of declaring dividends that could raise safety and soundness concerns (i.e., such as when the dividend is not supported by earnings or involves a material increase in the dividend rate) and in advance of repurchasing shares of common or preferred stock.

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest bearing transaction accounts. Rather, deposits held in noninterest bearing transaction accounts are aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid deposit insurance assessments of $387 thousand during the year ended December 31, 2018. For 2018, the deposit insurance assessment rate before applying one-time credits was approximately 0.051% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on the FICO’s bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds mature in 2019. During 2018, the FICO assessment rate was 0.14 basis points for each $100 of insured deposits. The Bank paid interest payment assessments of approximately $23 thousand during the year ended December 31, 2018. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. The FDIC has set the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits, which the FDIC has established as a long-term goal. On September 30, 2018, the DIF reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020 deadline required under the Dodd-Frank Act.

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums is calculated as average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. The rate schedules set forth in the rule governing the assessment base are scaled to the increase in the assessment base, including schedules that go into effect as the reserve ratio reaches 1.15%, 2%, and 2.5%.

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

There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. The FDIC also provides for an assessment system for large depository institutions with over $10 billion in assets.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2018, the Bank was in compliance with this requirement.

At December 31, 2018, the Bancorp owned $3.5 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of $43.0 million from the FHLBI. The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $151 thousand in 2018. At December 31, 2018, the Bancorp’s excess borrowing capacity based on collateral from the FHLBI was $118.6 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Cybersecurity Guidelines. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more, which would not currently include the Bancorp. However, similar standards and/or regulations may be adopted or implemented by federal and state banking agencies in the future which may be applicable to community banking organizations such as the Bancorp.

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2018, the Bancorp did not discover any material cybersecurity incidents.

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

Moreover, the Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the CFPB has published several final regulations impacting the mortgage industry, including rules related to ability-to-pay, mortgage servicing, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so-called “qualified mortgages.” Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys’ fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, also was modified by the Dodd-Frank Act and requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

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

Federal Securities Law. The shares of Common Stock of the Bancorp have been registered with the SEC under the Securities Exchange Act (the “1934 Act”). The Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC there under. If the Bancorp has fewer than 1,200 record shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

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

Federal Reserve Monetary Policies. The Bancorp’s earnings and growth, as well as the earnings and growth of the banking industry in general, are affected by the monetary and credit policies of monetary authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These instruments are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB have had a significant impact on the operating results of financial institutions in the past and are expected to continue to have effects in the future.

In view of continually changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the FRB, it is difficult to predict the impact of possible future changes in interest rates, deposit levels, and loan demand, or their effect on the Bancorp’s business and earnings or on the financial condition of the Bancorp’s various customers.

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

State Taxation

The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 7.0% on “adjusted gross income”. This rate is scheduled to decrease over the succeeding years as follows: to 6.25% for 2019, to 6.0% for 2020, to 5.5% for 2021, to 5.0% for 2022, and to 4.9% for 2023 and thereafter. Additionally, the Bank is subject to Illinois state tax which is imposed at a flat rate of 9.5%. “Adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Internal Revenue Code of 1986, as amended (the “Code”) and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana and Illinois modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Accounting for Income Taxes

At December 31, 2018, the Bancorp has consolidated total deferred tax assets of $5.2 million and consolidated total deferred tax liabilities of $1.3 million, resulting in a consolidated net deferred tax asset of $3.9 million, net of an $87 thousand valuation allowance. The valuation allowance of $87 thousand was provided for the state tax credit, as management does not believe these amounts will be fully utilized before statutory expiration.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which includes a number of provisions that impact the Bancorp, including the following:

•	Corporate Tax Rate. The TCJA replaced the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to the Bancorp by resulting in increased earnings and capital, it decreased the value of our then-existing deferred tax assets effective in the fourth quarter of 2017. The effect of remeasuring deferred tax assets due to the reduction in the tax rate is a nonrecurring event that generally is not expected to have a substantial adverse impact on the Bancorp’s core earnings or capital over the long term.

•	Employee Performance-Based Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The TCJA eliminated certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation under Section 162(m) of the Code, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, the Bancorp’s ability to deduct certain compensation paid to our most highly compensated employees is now limited.

•	Business Asset Expensing. The TCJA allows taxpayers to immediately expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•	Interest Expense. The TCJA limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income, plus (ii) 30% of “adjusted taxable income,” defined as a business’ taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because the Bancorp generates significant amounts of net interest income, we do not expect to be impacted by this limitation.

The foregoing description of the impact of the TCJA on the Bancorp should be read in conjunction with Note 8 – Income Taxes of the notes to our Consolidated Financial Statements.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s nineteen banking locations. The Bancorp owns all of its office properties.

The following table sets forth additional information with respect to the Bank’s offices as of December 31, 2018. Net book value and total investment figures are for land, buildings, furniture and fixtures.

	Year		Approximate
	facility	Net book	square	Total
Office location	opened	value	footage	cost
9204 Columbia Avenue
Munster, IN 46321-3517	1985	$623,711	11,640	$3,413,403
141 W. Lincoln Highway
Schererville, IN 46375-1851	1990	500,487	9,444	2,311,799
7120 Indianapolis Blvd.
Hammond, IN 46324-2221	1979	72,476	2,600	1,011,824
1300 Sheffield
Dyer, IN 46311-1548	1976	170,882	2,100	1,042,228
7915 Taft
Merrillville, IN 46410-5242	1968	94,161	2,750	970,123
8600 Broadway
Merrillville, IN 46410-7034	1996	894,378	4,400	2,613,788
4901 Indianapolis Blvd.
East Chicago, IN 46312-3604	1995	630,798	4,300	1,815,093
1501 Lake Park Avenue
Hobart, IN 46342-6637	2000	1,678,868	6,992	3,461,658
9204 Columbia Avenue
Corporate Center Building
Munster, IN 46321-3517	2003	4,620,526	36,685	14,020,263
855 Stillwater Parkway
Crown Point, IN 46307-5361	2007	1,573,767	3,945	2,493,786
1801 W. 25th Avenue
Gary, IN 46404-3546	2008	1,377,622	2,700	2,047,184
2905 Calumet Avenue
Valparaiso, IN 46383-2645	2009	1,783,096	2,790	2,360,267
9903 Wicker Avenue
Saint John, IN 46373-9402	2010	1,386,629	2,980	2,244,639
130 Rimbach Street
Hammond, IN 46320-1710	2014	772,582	5,230	1,192,501
1900 Indianapolis Blvd.
Whiting, IN 46394-1510	2015	499,248	9,922	849,666
10688 Randolph Street
Crown Point, IN 46307-9424	2015	588,230	2,032	956,339
3927 Ridge Road
Highland, IN 46322-2204	2017	1,633,436	2,282	1,785,492
14701 South Ravinia Avenue
Orland Park, IL 60462-3100	2018	3,544,506	18,771	3,589,468
12261 Archer Avenue
Lemont, IL 60439-6712	2018	1,707,070	5,473	1,736,766
6162 South Archer Avenue
Chicago, IL 60438-2642	2018	671,563	3,278	689,664

The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions, electronic banking, and wealth management. The net book value of the Bank’s property, premises and equipment totaled $24.8 million at December 31, 2018.

Item 3. Legal Proceedings

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2019 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

Executive Officer	Age at December 31, 2018	Position
David A. Bochnowski	73	Executive Chairman
Benjamin J. Bochnowski	38	President, Chief Executive Officer
Robert T. Lowry	57	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	60	Executive Vice President, General Counsel, Corporate Secretary
Tanya A. Leetz	48	Executive Vice President, Chief Information and Technology Officer
Todd Scheub	51	Executive Vice President, Chief Banking Officer

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

David A. Bochnowski, is the Executive Chairman of the Bancorp and Bank. His duties include assisting his successor in the transition into the role of Chief Executive Officer of the Company and Bank, assisting the Company and Bank with their strategic goals and budgeting process, and engaging in community and banking activities supporting the mission of the Company and Bank. He formerly served as the Chief Executive Officer for thirty-five years, retiring from that position in April of 2016. He has been Chairman of the Company and Bank since 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is the past Chairman of America’s Community Bankers, now merged with the American Bankers Association. He is a past Chairman of the American Banker Association’s Government Relations Council. He was selected by the Securities and Exchange Commission to serve on the Commission’s Advisory Council on Small and Emerging Companies. He is a former Chairman of the Indiana Department of Financial Institutions; former director of the Federal Home Loan Bank of Indianapolis, and, a former member of the Federal Reserve Thrift Advisory Council. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Health Care System, serves as Vice-Chairman of Calumet College, and serves on the board of Trustees of Valparaiso University. He is a former Chairman of the Legacy Foundation of Lake County, a former Director of One Region, a former Director of Habitat for Humanity, and a former director of the Local Initiatives Support Corporation (LISC), among others. Before joining the Bank, Mr. Bochnowski was an attorney in private practice. He holds an undergraduate Bachelor of Science and Juris Doctor degrees from Georgetown University and a Master’s Degree from Howard University. He served as an officer in the United States Army and received a Bronze Star for his service in the Vietnam conflict. Mr. Bochnowski is the father of Benjamin Bochnowski, the President and Chief Executive Officer of the Bancorp and Bank.

Benjamin J. Bochnowski currently serves as President and Chief Executive Officer of the Bancorp. Mr. Bochnowski joined the Bancorp in 2010, became Executive Vice President and Chief Operating Officer of the Bancorp in 2013, was promoted to President and Chief Operating Officer in 2015, and became the Chief Executive Officer in 2016. He is a Director and member of the Executive Committee of the Indiana Bankers Association, and serves on the Membership Committee of the American Bankers Association. He also serves as the Chairman of the Board of Directors of One Region, a non-profit business organization focused on population growth. Mr. Bochnowski volunteers with the Volunteer Income Tax Assistance (VITA) Program for low-income individuals, and has been a mentor for the Entrepreneurship Boot Camp for Veterans at Purdue University.

Robert T. Lowry is Executive Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, financial reporting, and risk management activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Assistant Controller, Internal Auditor and Controller. Mr. Lowry is a Certified Public Accountant (CPA) and a Chartered Global Management Accountant (CGMA). Mr. Lowry holds a Master’s of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry has taught online courses for the American Bankers Association that focused on capital and liquidity management, interest rate risk and investments. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana as board chairman and chair of the executive committee. In addition, Mr. Lowry is a volunteer for the IRS Volunteer Income Tax Assistance (VITA) program. He is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society.

Leane English Cerven is Executive Vice President, General Counsel, and Corporate Secretary of NorthWest Indiana Bancorp and Peoples Bank SB. Ms. Cerven has been employed by the Bancorp and the Bank since 2010. Prior to joining the Bancorp and the Bank, she was Vice President and Legal Counsel for Bank One and an Associate Attorney with Mayer, Brown & Platt. She is licensed to practice law in Indiana and Illinois. Ms. Cerven holds a J.D. from Valparaiso University School of Law and a B.A. (Political Science/Spanish) from the University of Minnesota, Minneapolis. She is a 2014 graduate of the American Bankers Association Stonier Graduate School of Banking, Vice Chairman of the Stonier Graduate School of Banking Advisory Board, and a Stonier Capstone Advisor. She is also a member of the ABA’s Regional Banks General Counsels Group. She serves on the Board of South Shore Arts, the Investment Committee for Catholic Foundation for Northwest Indiana, and the Bioethics Committees for St. Catherine’s Hospital and St. Mary’s Hospital.

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

Todd M. Scheub is Executive Vice President, Chief Banking Officer of the Bancorp and the Bank. He is responsible for the Bank’s Wealth Management group, Retail Banking group, Marketing, Commercial, and Retail lending groups as well as the management of asset quality in the loan portfolio. Mr. Scheub joined the Bank in 1996 and has previously held positions in the commercial lending group. He provides oversight to the sales group in wealth management, retail banking, business and retail lending as well as chairing the Senior Officer’s Loan Committee. Additionally he provides oversight to the Bank’s Marketing group. He is the liaison to the operations and technology group, risk management, executive management, and the Board of Directors on all items related to the Bank’s sales groups. Mr. Scheub holds a Bachelor of Science Degree in Business and a Master’s Degree in Business Administration from Indiana University Northwest. He also graduated from America’s Community Bankers National School of Banking. Mr. Scheub is a Board Member at Campagna Academy, Frontline Foundations, Lake County Economic Alliance, and the Northwest Indiana Regional Development Company.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Bancorp’s Common Stock is not listed on any national securities exchange, but rather is quoted in the over-the-market on the OTC Pink Marketplace, which is maintained by OTC Markets Group, Inc., and on the OTC Bulletin Board, which is maintained by the Financial Industry Regulatory Authority, Inc., under the symbol “NWIN.” The Bancorp’s stock is not actively traded. As of March 4, 2019, the Bancorp had 3,452,199 shares of common stock outstanding and 958 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms. Any over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the twelve months ended December 31, 2018 under the stock repurchase program.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number	Average Price	Publicly Announced	Be Purchased Under
Period	of Shares Purchased	Paid per Share	Plans or Programs	the Program(1)
January 1, 2018 – January 31, 2018	-	N/A	-	48,828
February 1, 2018 – February 28, 2018	-	N/A	-	48,828
March 1, 2018 – March 31, 2018	-	N/A	-	48,828
April 1, 2018 – April 30, 2018	-	N/A	-	48,828
May 1, 2018 – May 31, 2018	-	N/A	-	48,828
June 1, 2018 – June 30, 2018	-	N/A	-	48,828
July 1, 2018 – July 31, 2018	-	N/A	-	48,828
August 1, 2018 – August 31, 2018	-	N/A	-	48,828
September 1, 2018 – September 30, 2018	-	N/A	-	48,828
October 1, 2018 –October 31, 2018	-	N/A	-	48,828
November 1, 2018 – November 30, 2018	-	N/A	-	48,828
December 1, 2018 – December 31, 2018	-	N/A	-	48,828
	-	N/A	-	48,828

(1) The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 6. Selected Financial Data

Fiscal Year Ended	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Statement of Income:

Total interest income	$39,450	$33,358	$32,399	$29,383	$27,183
Total interest expense	5,091	2,592	2,345	2,013	1,820
Net interest income	34,359	30,766	30,054	27,370	25,363
Provision for loan losses	1,308	1,200	1,268	954	875
Net interest income after provision for loan losses	33,051	29,566	28,786	26,416	24,488
Noninterest income	9,099	7,752	7,613	6,850	6,074
Noninterest expense	31,383	25,488	24,709	23,616	21,015
Net noninterest expense	22,284	17,736	17,096	16,766	14,941
Income tax expenses	1,430	2,869	2,548	1,798	2,153
Net income	$9,337	$8,961	$9,142	$7,852	$7,394

Basic earnings per common share	$3.17	$3.13	$3.20	$2.75	$2.60
Diluted earnings per common share	$3.17	$3.13	$3.20	$2.75	$2.60
Cash dividends declared per common share	$1.19	$1.15	$1.11	$1.06	$0.97

	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Balance Sheet:

Total assets	$1,096,158	$927,259	$913,626	$864,893	$775,044
Loans receivable	764,400	620,211	583,650	571,898	488,153
Investment securities	241,768	244,490	233,625	233,350	213,600
Deposits	929,786	793,004	779,771	714,875	633,946
Borrowed funds	54,628	32,181	39,826	58,001	53,906
Total stockholders' equity	101,464	92,060	84,108	80,909	76,165

	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Interest Rate Spread During Period:

Average effective yield on loans and investment securities	4.22%	3.91%	3.89%	3.84%	3.82%
Average effective cost of deposits and borrowings	0.57%	0.32%	0.30%	0.28%	0.27%
Interest rate spread	3.65%	3.59%	3.59%	3.56%	3.55%

Net interest margin	3.67%	3.61%	3.61%	3.58%	3.57%
Return on average assets	0.93%	0.98%	1.03%	0.96%	0.97%
Return on average equity	9.88%	9.90%	10.65%	9.90%	10.14%

	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014

Common equity tier 1 capital to risk-weighted assets	11.6%	12.9%	13.1%	12.4%	N/A
Tier 1 capital to risk-weighted assets	11.6%	12.9%	13.1%	12.4%	13.6%
Total capital to risk-weighted assets	12.6%	14.0%	14.3%	13.5%	14.8%
Tier 1 capital to adjusted average assets	8.6%	9.6%	9.2%	9.0%	9.2%

Allowance for loan losses to total loans	1.04%	1.21%	1.32%	1.22%	1.30%
Allowance for loan losses to non-performing loans	115.12%	143.26%	126.10%	124.66%	114.83%
Non-performing loans to total loans	0.90%	0.84%	1.05%	0.98%	1.10%

Total loan accounts	6,176	5,680	5,655	5,628	5,140
Total deposit accounts	36,039	31,080	31,175	30,968	28,955
Total branches (all full service)	19	16	16	16	14

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

At December 31, 2018, the Bancorp had total assets of $1.1 billion and total deposits of $929.8 million. The Bancorp's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) that is administered by the Federal Deposit Insurance Corporation (FDIC), an agency of the federal government. At December 31, 2018, stockholders' equity totaled $101.5 million, with book value per share at $33.50. Net income for 2018 was $9.3 million, or $3.17 basic and diluted earnings per common share. The return on average assets was 0.93%, while the return on average stockholders’ equity was 9.88%.

Recent Developments

Acquisition of First Personal Financial Corp. On July 26, 2018, the Bancorp completed its previously announced acquisition of First Personal Financial Corp., a Delaware corporation (“First Personal”) pursuant to an Agreement and Plan of Merger dated February 20, 2018 (the “First Personal Merger Agreement”) between the Bancorp and First Personal. Pursuant to the terms of the First Personal Merger Agreement, First Personal merged with and into the Bancorp, with the Bancorp as the surviving corporation (the “First Personal Merger”). Simultaneous with the First Personal Merger, First Personal Bank, an Illinois state chartered commercial bank and wholly-owned subsidiary of First Personal, merged with and into Peoples Bank SB, with Peoples Bank as the surviving institution. The acquisition represented the Bank’s first expansion into the South Suburban Chicagoland market, and expanded the Bank’s full-service retail banking network to 19 banking centers.

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

The Bancorp issued a total of 161,875 shares of Bancorp common stock to the former First Personal stockholders, and paid cash consideration of approximately $8.7 million. Based upon the closing price of Bancorp’s common stock on July 25, 2018, the transaction had an implied valuation of approximately $15.6 million.

Acquisition of AJS Bancorp, Inc. On January 24, 2019, the Bancorp completed its acquisition of AJS Bancorp, Inc., a Maryland corporation (“AJSB”), pursuant to an Agreement and Plan of Merger dated July 30, 2018 (the “AJSB Merger Agreement”) between the Bancorp and AJSB. Pursuant to the terms of the AJSB Merger Agreement, AJSB merged with and into the Bancorp, with the Bancorp as the surviving corporation (the “AJSB Merger”). Simultaneous with the AJSB Merger, A.J. Smith Federal Savings Bank, a federally chartered savings bank and wholly-owned subsidiary of AJSB, merged with and into the Bank, with the Bank as the surviving institution.

In connection with the AJSB Merger, each AJSB stockholder holding 100 or more shares of AJSB common stock received fixed consideration of (i) 0.2030 shares of the Bancorp common stock, and (ii) $7.20 per share in cash for each outstanding share of AJSB common stock. Stockholders holding less than 100 shares of AJSB common stock received $16.00 in cash and no stock consideration for each outstanding share of AJSB common stock. Any fractional shares of Bancorp common stock that an AJSB stockholder would have otherwise received in the AJSB Merger were cashed out in the amount of such fraction multiplied by $43.01.

The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.4 million. Based upon the closing price of the Bancorp’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $34.2 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. As a result of the acquisition, the Bank was able to further expand its retail banking network in the South Suburban Chicagoland market, bringing the total number of its full-service banking centers to 22.

Financial Condition

During the year ended December 31, 2018, total assets increased by $168.9 million (18.2%), to $1.1 billion, with interest-earning assets increasing by $146.9 million (16.9%). At December 31, 2018, interest-earning assets totaled $1.0 billion and represented 92.9% of total assets. Loans totaled $764.4 million and represented 75.1% of interest-earning assets, 69.7% of total assets and 82.2% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income.

	December 31,		December 31,
(Dollars in thousands)	2018		2017
	Balance	% Loans	Balance	% Loans

Residential real estate	$223,323	29.2%	172,141	27.8%
Home equity	45,483	6.0%	36,769	5.9%
Commercial real estate	253,104	33.1%	211,090	34.0%
Construction and land development	64,433	8.4%	50,746	8.2%
Multifamily	47,234	6.2%	43,368	7.0%
Farmland	240	0.0%	-	0.0%
Consumer	6,043	0.8%	461	0.1%
Commercial business	103,439	13.5%	76,851	12.4%
Government	21,101	2.8%	28,785	4.6%
Loans receivable	$764,400	100.0%	$620,211	100.0%

Adjustable rate loans / loans receivable	$437,928	57.3%	$348,559	56.2%

	December 31,	December 31,
	2018	2017

Loans receivable to total assets	69.7%	66.9%
Loans receivable to earning assets	75.1%	71.2%
Loans receivable to total deposits	82.2%	78.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the twelve months ended December 31, 2018, the Bancorp originated $55.5 million in new fixed rate mortgage loans for sale, compared to $42.2 million during the twelve months ended December 31, 2017. Net gains realized from the mortgage loan sales totaled $1.6 million for the twelve months ended December 31, 2018, compared to $1.2 million for the twelve months ended December 31, 2017. At December 31, 2018, the Bancorp had $2.9 million in loans that were classified as held for sale, compared to $1.6 million at December 31, 2017.

Non-performing loans include those loans that are 90 days or more past due and accruing and those loans that have been placed on non-accrual status. At December 31, 2018, all non-performing loans are also accounted for on a non-accrual basis, except for three commercial business loans totaling $149 thousand, one residential loan totaling $122 thousand and one home equity loan totaling $50 thousand that remained accruing and more than 90 days past due.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2018	December 31, 2017
Residential real estate	$5,257	$3,734
Home equity	320	352
Commercial real estate	695	332
Construction and land development	-	133
Multifamily	-	-
Farmland	-	-
Commercial business	644	672
Consumer	-	-
Government	-	-
Total	$6,916	$5,223
Nonperforming loans to total loans	0.90%	0.84%
Nonperforming loans to total assets	0.63%	0.56%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2018 or December 31, 2017.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2018	December 31, 2017
Residential real estate	$5,366	$3,732
Home equity	373	350
Commercial real estate	1,770	512
Construction and land development	-	134
Multifamily	-	-
Farmland	-	-
Commercial business	728	1,174
Consumer	-	-
Government	-	-
Total	$8,237	$5,902

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2018	December 31, 2017
Residential real estate	$3,908	$4,130
Home equity	657	233
Commercial real estate	4,715	6,758
Construction and land development	-	-
Multifamily	149	168
Farmland	-	-
Commercial business	2,958	394
Consumer	20	-
Government	-	-
Total	$12,407	$11,683

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2018	December 31, 2017
Residential real estate	$1,550	$1,152
Home equity	264	-
Commercial real estate	2,105	512
Construction and land development	-	134
Multifamily	-	-
Farmland	-	-
Commercial business	1,863	724
Consumer	-	-
Government	-	-
Total	$5,782	$2,522

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2018	December 31, 2017
Residential real estate	$598	$303
Home equity	-	-
Commercial real estate	1,074	181
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	359	51
Consumer	-	-
Government	-	-
Total	$2,031	$535

The increase in the troubled debt restructure loans reflected in the table above for the twelve months ended December 31, 2018 was the result of a $1.1 million commercial relationship as well as eight residential or home equity loans totaling $301 thousand which were modified as part of a troubled debt restructure or renewed with cash flow difficulties. The $1.1 million relationship was classified as substandard and remains in accrual status.

The increase in the nonperforming, substandard, special mention, and impaired loans reflected in the tables above for the twelve months ending December 31, 2018, are the result of the completion of the acquisition of First Personal as well as two commercial relationships, one commercial real estate customer and one First Federal residential customer which were all not related to the acquisition. First Personal loans totaling $612 thousand, one $523 thousand First Federal residential loan and one $464 thousand commercial real estate loan contributed to the December 31, 2018 increase in nonperforming loans. One $1.1 million commercial relationship, First Personal loans totaling $721 thousand, one $523 thousand First Federal residential loan and one $464 thousand commercial real estate loan contributed to the December 31, 2018 increase in substandard loans. First Personal loans totaling $2.8 million and one $2.1 million commercial relationship contributed to the December 31, 2018 increase in watch loans, which was offset by the payoff of one $2.3 million commercial real estate loan. First Personal purchased credit impaired loans totaling $2.3 million, one $1.1 million commercial relationship and one $464 thousand commercial real estate loan contributed to the December 31, 2018 increase in impaired loans.

At December 31, 2018, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the twelve months ended are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2018	December 31, 2017
Residential real estate	$340	$413
Home equity	84	(73)
Commercial real estate	305	12
Construction and land development	138	1
Multifamily	(150)	50
Farmland	-	-
Commercial business	522	749
Consumer	85	50
Government	(16)	(2)
Total	$1,308	$1,200

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)
	As of December 31, 2018
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(194)	$1	$(193)
Home equity	(48)	-	(48)
Commercial real estate	(119)	24	(95)
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(592)	134	(458)
Consumer	(58)	24	(34)
Government	-	-	-
Total	$(1,011)	$183	$(828)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	December 31, 2018	December 31, 2017

Allowance for loan losses	$7,962	$7,482
Total loans	$764,400	$620,211
Non-performing loans	$6,916	$5,223
ALL-to-total loans	1.04%	1.21%
ALL-to-non-performing loans (coverage ratio)	115.1%	143.3%

The December 31, 2018 balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At December 31, 2018, foreclosed real estate totaled $1.6 million, which was comprised of twenty-four properties, compared to $1.7 million and sixteen properties at December 31, 2017. During 2018, loans totaling $282 thousand were transferred into foreclosed real estate, approximately $1.3 million of foreclosed real estate resulted from the First Personal acquisition, while net sales of foreclosed real estate totaled $1.6 million. Net gains from the 2018 sales totaled $54 thousand. Market value adjustments in 2018 of $135 thousand were also made. At the end of December 2018 all of the Bancorp’s foreclosed real estate is located within its primary market area.

At December 31, 2018, the Bancorp's investment portfolio totaled $241.8 million and was invested as follows: 56.0% in U.S. government agency mortgage-backed securities and collateralized mortgage obligations, 38.9% in municipal securities, 3.3% in U.S. government agency debt securities, 0.8% in trust preferred securities, and 1% in a money market fund. During 2018, securities decreased by $2.7 million (1.1%). The decrease in the securities portfolio during the year is a result of market value adjustments for unrealized losses and the reallocation of funds to support loan growth. In addition, at December 31, 2018, the Bancorp had $3.5 million in FHLB stock.

As of December 31, 2018, the Bancorp’s three investments in trust preferred securities are in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities on non-accrual status. At December 31, 2018, the cost basis of the three trust preferred securities on non-accrual status totaled $3.5 million.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At December 31, 2018, deposits totaled $929.8 million. During 2018, deposits increased by $136.8 million (17.2%). The 2018 change in deposits was comprised of the following: certificates of deposit increased by $75.0 million (40.8%), checking accounts increased by $32.6 million (10.6%), savings accounts increased by $30.8 million (23.7%), and money market deposit accounts (MMDA’s) decreased by $1.6 million (1.0%). Deposit balances increased for the year as a result of the First Personal acquisition. When adjusted for the First Personal acquisition, overall deposits decreased.

The Bancorp’s borrowed funds are primarily comprised of repurchase agreements and FHLB advances that are used to fund asset growth not supported by deposit generation. At December 31, 2018, borrowed funds totaled $43.0 million compared to $20.8 million at December 31, 2017, an increase of $22.1 million (105.9%). Borrowed funds increased as FHLB advances were utilized for funding loan originations. Retail repurchase agreements totaled $11.6 million at December 31, 2018, compared to $11.3 million at December 31, 2017, an increase of $328 thousand (2.9%). FHLB advances totaled $43.0 million, increasing $25.9 million or 151.5%. The Bancorp did not carry a balance on the FHLB line of credit at December 31, 2018, compared to a $3.2 million balance at December 31, 2017. The Bancorp did not have any other borrowings at December 31, 2018, compared to $600 thousand at December 31, 2017.

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

During 2018, cash and cash equivalents increased $6.1 million compared to a decrease of $33.2 million for 2017. During 2018, the primary sources of cash and cash equivalents were from the acquisition of First Personal, maturities and sales of securities, loan sales and repayments, FHLB advances, and cash from operating activities. The primary uses of cash and cash equivalents were for the purchase of First Personal, loan originations, purchases of securities, FHLB advance repayments, and the payment of common stock dividends. During 2018, cash from operating activities totaled $6.4 million, compared to $12.3 million for 2017. The decrease in cash in-flow from operating activities was primarily a result of accrued expenses and other liabilities related to the First Personal acquisition. Cash outflows from investing activities totaled $31.2 million during 2018, compared to outflows of $47.8 million during 2017. The changes for the current year were related to decreased purchases of securities and in-take of cash and cash equivalents from acquisition activity. Net cash inflows from financing activities totaled $30.9 million in 2018, compared to net cash inflows of $2.3 million in 2017. The increase during 2018 was primarily due to the increase in deposits and borrowed funds. On a cash basis, the Bancorp paid dividends on common stock of $3.4 million and $3.3 million during 2018 and 2017, respectively. During 2018, the Bancorp’s Board of Directors increased dividends as earnings and capital continued to be sufficient to warrant dividend increases.

Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. Stockholders' equity totaled $101.5 million at December 31, 2018, compared to $92.1 million at December 31, 2017, an increase of $9.4 million (10.2%). The increase was primarily the result of net income of $9.3 million and issuance of $6.9 million shares related to the acquisition of First Personal less $3.5 million in cash dividends and net unrealized loss of available for sale securities of $3.5 million. At December 31, 2018, book value per share was $33.50 compared to $32.14 for 2017.

The Bancorp is subject to risk-based capital guidelines adopted by the FRB, and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. These regulations divide capital into various tiers, as described in “Recent Developments – Regulatory Capital Rules” above. The following table shows that, at December 31, 2018, the Bancorp’s capital exceeded all regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$92.8	11.6%	$36.1	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$92.8	11.6%	$48.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$100.8	12.6%	$64.2	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$92.8	8.6%	$43.2	4.0%	N/A	N/A

The following table shows that, at December 31, 2018, the Bank’s capital exceeded all regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$89.9	11.2%	$36.2	4.5%	$52.2	6.5%
Tier 1 capital to risk-weighted assets	$89.9	11.2%	$48.2	6.0%	$64.3	8.0%
Total capital to risk-weighted assets	$97.9	12.2%	$64.3	8.0%	$80.3	10.0%
Tier 1 capital to adjusted average assets	$89.9	8.4%	$42.9	4.0%	$53.6	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2019, without the need for qualifying for an exemption or prior DFI approval, is $1.5 million plus 2019 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On December, 2018, the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.30 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 8, 2019.

Results of Operations –

Comparison of 2018 to 2017

Net income for 2018 was $9.3 million, compared to $9.0 million for 2017, an increase of $376 thousand (4.2%). The twelve-month earnings increase is related to strong loan originations as well as the effects of the merger with First Personal and the tax effects from the Tax Cuts and Jobs Act that, among other changes, reduces the corporate federal income tax rate from 34% to 21% and was effective January 1, 2018. The earnings represent a return on average assets of 0.93% for 2018 compared to 0.98% for 2017. The return on average equity was 9.88% for 2018 compared to 9.90% for 2017.

Net interest income for 2018 was $34.4 million, an increase of $3.6 million (11.7%) from $30.8 million for 2017. During the year, the Bancorp’s yield on interest earning assets was positively impacted by higher yields, while interest expense was driven higher primarily by deposit account growth and an increased cost of funds. The weighted-average yield on interest-earning assets was 4.22% for 2018 compared to 3.91% for 2017. The weighted-average cost of funds was 0.57% for 2018 compared to 0.32% for 2017. The impact of the 4.22% return on interest earning assets and the 0.57% cost of funds resulted in a net interest spread of 3.65% for 2018, compared to a net interest spread of 3.59% for 2017. During 2018, total interest income increased by $6.1 million (18.3%) while total interest expense increased by $2.5 million (96.4%). The net interest margin was 3.67% for 2018, compared to 3.61% for 2017. The Bancorp’s tax equivalent net interest margin for 2018 was 3.81% compared to 3.84% for 2017.

During 2018, interest income from loans increased by $5.5 million (20.6%) compared to 2017. The increase in interest income from loans is a result of strong loan originations as well as the effects of the merger with First Personal. The weighted-average yield on loans outstanding was 4.71% for 2018 compared to 4.45% for 2017. Loan balances averaged $687.2 million for 2018, an increase of $83.3 million (13.8%) from $603.9 million for 2017. During 2018, interest income from securities and other interest earning assets increased by $559 thousand (8.6%) compared to 2017. The weighted-average yield on securities and other interest earning assets was 2.84% for 2018 compared to 2.61% for 2017. Securities and other interest earning assets averaged $248.4 million for 2018, down $173 thousand (0.1%) from $248.6 million for 2017.

Interest expense for deposits increased by $1.7 million (84.5%) during 2018 compared to 2017. The change was due to an increase in the weighted-average rate paid on deposits and increased balances from the acquisition of First Personal as well as internal sales efforts. The weighted-average rate paid on deposits for 2018 was 0.45% compared to 0.27% for 2017. Total deposit balances averaged $839.5 million for 2018, an increase of $69.3 million (9.0%) from $770.2 million for 2017. Interest expense for borrowed funds increased by $696 thousand (165.7%) during 2018 compared to 2017. The change was due to strong loan originations, some of which were funded with borrowed funds. The weighted-average cost of borrowed funds was 2.25% for 2018 compared to 1.27% for 2017. Borrowed funds averaged $57.4 million during 2018, an increase of $15.3 million (35.4%) from $42.1 million for 2017.

Noninterest income for 2018 was $9.1 million, an increase of $1.3 million (17.4%) from $7.8 million for 2017. During 2018, fees and service charges totaled $3.9 million, an increase of $555 thousand (16.8%) from $3.3 million for 2017. The increase in fees and service charges is the result of the Bancorp’s growing depository base and enhanced product offerings. Fees from Wealth Management operations totaled $1.70 million for 2018, a decrease of $15 thousand (0.8%) from $1.70 million for 2017. Gains from loan sales totaled $1.6 million for the current year, an increase of $419 thousand (34.9%), compared to $1.2 million for 2017. The increase in gains from the sale of loans is a result of increased originations for the year. Gains from the sale of securities totaled $1.2 million for the current year, an increase of $340 thousand (39.5%) from $860 thousand for 2017. Current market conditions continue to provide opportunities to manage securities cash flows, while recognizing gains from the sales of securities. In 2018, $494 thousand from the increase in the cash value of bank owned life insurance was recorded, an increase of $34 thousand (7.4%) compared to $460 thousand for 2017. The increase in the cash value of bank owned life insurance is a result of the acquisition of First Personal. For 2018, foreclosed real estate sales gains totaled $54 thousand, an decrease of $49 thousand (47.6%) from $103 thousand for 2017. During 2018, other noninterest income totaled $170 thousand, an increase of $63 thousand (58.9%) from $107 thousand for 2017. Rental income from REO properties was the main reason for the increase in other noninterest income for 2018.

Noninterest expense for 2018 was $31.4 million, up $5.9 million (23.1%) from $25.5 million for 2017. During 2018, compensation and benefits totaled $16.4 million, an increase of $2.2 million (15.4%) from $14.2 million for 2017. The increase in compensation and benefits is the result of the Bancorp’s ordinary course, annual adjustments to salaries, as well as increases due to the acquisition of First Personal. Occupancy and equipment expense totaled $3.7 million for 2018, an increase of $372 thousand (11.3%) compared to $3.3 million for 2017. The increase in occupancy and equipment expense is the result of higher building operating expenses, as well as increases due to the acquisition of First Personal. Data processing expense totaled $2.5 million for 2018, an increase of $1.0 million (69.8%) from $1.5 million for 2017. Data processing expense has increased as a result of increased system utilization, as well as increases due to the acquisition of First Personal. Marketing expense related to banking products totaled $707 thousand for the year, an increase of $112 thousand (18.8%) from $595 thousand for 2017. The increase in marketing expense is primarily related to the acquisition of First Personal. Federal deposit insurance premiums totaled $410 thousand for 2018, an increase of $74 thousand (22.0%) from $336 thousand for 2017. The increase was primarily due to the acquisition of First Personal that resulted in a higher assessment base. Statement and check processing expense totaled $414 thousand for the year, an increase of $31 thousand (8.1%) from $383 thousand for 2017. Professional service expense totaled $713 thousand for the year, an increase of $270 thousand (60.9%) from $443 thousand for 2017. The increase in professional services was directly related to cost associated with the acquisition of First Personal. Other expenses related to banking operations totaled $6.6 million for 2018, an increase of $1.8 million (38.3%) from $4.8 million for 2017. The increase in other operating expenses is primarily related to the acquisition of First Personal and accounts for approximately $609 thousand of one-time expenses and approximately $301 thousand of ongoing expenses that make up the increase for the year ended December 31, 2018. The remainder of the increase in other noninterest expense is primarily related to a shared loss of $125 thousand from the operation of the wholly-owned subsidiary NWIN Risk Management, Inc. (a captive insurance subsidiary), as well as generally higher third party costs. The Bancorp’s efficiency ratio for 2018 was 72.21% compared to 66.17% for 2017. The weaker efficiency ratio is primarily the result of one-time costs associated with the acquisition of First Personal. The ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

The Bancorp had an income tax expense for 2018 of $1.4 million compared to income tax expense of $2.9 million for 2017, a decrease to expense of $1.4 million (50.2%). The combined effective federal and state tax rates for the Bancorp were 13.3% for 2018 and 24.3% for 2017. The Bancorp’s lower current period effective tax rate is a result of the revaluation of the Bancorp’s net deferred tax asset during December 2017, that resulted in a one-time write down of $517 thousand that was recorded as additional income tax expense. Current period tax expense was also positively impacted by the TCJA that, among other changes, reduces the top corporate federal income tax rate from 35% to a flat rate of 21% and was effective January 1, 2018. A valuation allowance remains for certain other state tax credits that management does not believe will be fully utilized before statutory expiration.

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

Public Accounting Firm

To the Board of Directors and Stockholders

NorthWest Indiana Bancorp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NorthWest Indiana Bancorp and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2018, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), based on criteria established in Internal Control-Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 4, 2019, expressed an unqualified opinion.

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

Chicago, Illinois

March 4, 2019

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2018	2017

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$13,260	$10,529
Interest bearing deposits in other financial institutions	3,116	139
Federal funds sold	763	357

Total cash and cash equivalents	17,139	11,025

Certificates of deposit in other financial institutions	2,024	1,676

Securities available-for-sale	241,768	244,490
Loans held-for-sale	2,863	1,592
Loans receivable	764,400	620,211
Less: allowance for loan losses	(7,962)	(7,482)
Net loans receivable	756,438	612,729
Federal Home Loan Bank stock	3,460	3,000
Accrued interest receivable	3,632	3,262
Premises and equipment	24,824	19,559
Foreclosed real estate	1,627	1,699
Cash value of bank owned life insurance	23,142	19,355
Goodwill	8,170	2,792
Other assets	11,071	6,080

Total assets	$1,096,158	$927,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$127,277	$120,556
Interest bearing	802,509	672,448
Total	929,786	793,004
Repurchase agreements	11,628	11,300
Borrowed funds	43,000	20,881
Accrued expenses and other liabilities	10,280	10,014

Total liabilities	994,694	835,199

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: December 31, 2018 - 3,029,157 December 31, 2017 - 2,864,507
Additional paid-in capital	11,927	4,867
Accumulated other comprehensive (loss) income	(2,796)	684
Retained earnings	92,333	86,509

Total stockholders' equity	101,464	92,060

Total liabilities and stockholders' equity	$1,096,158	$927,259

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Year Ended December 31,
	2018	2017
Interest income:
Loans receivable
Real estate loans	$27,091	$22,697
Commercial loans	5,079	4,143
Consumer loans	222	19
Total loan interest	32,392	26,859
Securities	6,881	6,434
Other interest earning assets	177	65

Total interest income	39,450	33,358

Interest expense:
Deposits	3,799	2,059
Repurchase agreements	176	113
Borrowed funds	1,116	420

Total interest expense	5,091	2,592

Net interest income	34,359	30,766
Provision for loan losses	1,308	1,200

Net interest income after provision for loan losses	33,051	29,566

Noninterest income:
Fees and service charges	3,866	3,311
Wealth management operations	1,696	1,711
Gain on sale of loans held-for-sale, net	1,619	1,200
Gain on sale of securities, net	1,200	860
Increase in cash value of bank owned life insurance	494	460
Gain on sale of foreclosed real estate	54	103
Other	170	107

Total noninterest income	9,099	7,752

Noninterest expense:
Compensation and benefits	16,412	14,219
Occupancy and equipment	3,653	3,281
Data processing	2,467	1,453
Marketing	707	595
Professional services	713	443
Statement and check processing	414	383
Federal deposit insurance premiums	410	336
Other	6,607	4,778

Total noninterest expense	31,383	25,488

Income before income tax expenses	10,767	11,830
Income tax expenses	1,430	2,869

Net income	$9,337	$8,961

Earnings per common share:
Basic	$3.17	$3.13
Diluted	$3.17	$3.13

Dividends declared per common share	$1.19	$1.15

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year Ended December 31,
	2018	2017

Net income	$9,337	$8,961

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain/(loss) arising during the period	(3,211)	4,009
Less: reclassification adjustment for gains included in net income	(1,200)	(860)
Net securities gain/(loss) during the period	(4,411)	3,149
Tax effect	931	(1,070)
Net of tax amount	(3,480)	2,079

Comprehensive income, net of tax	$5,857	$11,040

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2017	$-	$4,661	$(1,506)	$80,953	$84,108

Comprehensive income:
Net income	-	-	-	8,961	8,961
Net unrealized loss on securities available-for-sale, net of reclassification and tax effects	-	-	2,079	-	2,079
Comprehensive income					11,040
Exercise of 500 incentive stock option shares at $28.50 per share		14			14
Stock-based compensation expense	-	192	-	-	192
Reclassification related to tax effect of unrealized gains			111	(111)	-
Cash dividends, $1.15 per share	-	-	-	(3,294)	(3,294)

Balance at December 31, 2017	$-	$4,867	$684	$86,509	$92,060

Comprehensive income:
Net income	-	-	-	9,337	9,337
Net unrealized gain on securities available-for-sale, net of reclassification and tax effects	-	-	(3,480)	-	(3,480)
Comprehensive income					5,857
Net surrender value of 1,658 restricted stock awards		(72)			(72)
Stock-based compensation expense	-	204	-	-	204
Issuance of 161,875 shares at $42.80 per share, for acquisition of First Personal Financial Corporation		6,928			6,928
Cash dividends, $1.19 per share	-	-	-	(3,513)	(3,513)

Balance at December 31, 2018	$-	$11,927	$(2,796)	$92,333	$101,464

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,337	$8,961
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(55,525)	(42,212)
Sale of loans originated for sale	55,643	43,980
Depreciation and amortization, net of accretion	2,594	2,548
Deferred tax expense	256	377
Reclassification related to tax effect of unrealized gains	-	(111)
Amortization of mortgage servicing rights	65	64
Stock based compensation expense	204	192
Net surrender value of restricted stock awards	(72)	-
Gain on sale of securities, net	(1,200)	(860)
Gain on sale of loans held-for-sale, net	(1,619)	(1,200)
Gain on sale of foreclosed real estate	(54)	(103)
Provision for loan losses	1,308	1,200
Net change in:
Interest receivable	(369)	(176)
Other assets	1,044	(455)
Accrued expenses and other liabilities	(1,072)	93
Total adjustments	1,203	3,337
Net cash - operating activities	10,540	12,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	3,370	245
Purchase of certificates of deposit in other financial institutions	(490)	(1,036)
Proceeds from maturities and pay downs of securities available-for-sale	22,551	25,033
Proceeds from sales of securities available-for-sale	34,545	56,347
Purchase of securities available-for-sale	(58,632)	(89,399)
Loan participations purchased	-	(796)
Net change in loans receivable	(50,727)	(37,390)
Purchase of Federal Home Loan Bank Stock	(241)	-
Purchase of premises and equipment, net	(1,011)	(1,657)
Proceeds from sale of foreclosed real estate	1,565	1,278
Write down of foreclosed real estate	135	-
Cash and cash equivalents from acquisition activity, net	18,261	-
Change in cash value of bank owned life insurance	(493)	(460)
Net cash - investing activities	(31,167)	(47,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	11,850	13,233
Proceeds from FHLB advances	77,000	9,000
Repayment of FHLB advances	(51,100)	(17,000)
Repayment of trust preferred security related to First Personal Merger	(4,124)	-
Change in other borrowed funds	(3,453)	355
Proceeds from exercise of incentive stock options	-	14
Dividends paid	(3,432)	(3,264)
Net cash - financing activities	26,741	2,338
Net change in cash and cash equivalents	6,114	(33,199)
Cash and cash equivalents at beginning of period	11,025	44,224
Cash and cash equivalents at end of period	$17,139	$11,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,947	$2,591
Income taxes	1,130	1,895
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$137,449	$-
Value of goodwill and other intangible assets	8,481	-
Fair value of liabilities assumed	130,313	-
Cash paid for acquisition	8,689	-
Issuance of common stock for acquisition	6,928	-
Noncash activities:
Transfers from loans to foreclosed real estate	$282	$349

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2018 and 2017

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include NorthWest Indiana Bancorp (the “Bancorp”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation provides insurance and annuity investments to the Bank’s wealth management customers. NWIN, LLC is located in Las Vegas, Nevada and serves as the Bank’s investment subsidiary and parent of a real estate investment trust, NWIN Funding, Inc. NWIN Funding, Inc. was formed as an Indiana Real Estate Investment Trust. The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. receives favorable state tax treatment for income generated by its operations. Columbia Development Company is a limited liability company that serves to hold certain real estate properties that are acquired through foreclosure. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk – The Bancorp grants residential, commercial real estate, commercial business and installment loans to customers primarily in Lake County, in northwest Indiana, and Cook County, in northeast Illinois. The Bancorp is also an active lender in Porter County, and to a lesser extent, LaPorte, Newton, and Jasper counties in Indiana, and Lake and Will counties in Illinois. Substantially all loans are secured by specific items of collateral including residences, commercial real estate, business assets, and consumer assets.

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

Securities – The Bancorp classifies securities into held-to-maturity, available-for-sale, or trading categories. Held-to-maturity securities are those which management has the positive intent and the Bancorp has the ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax. At December 31, 2018, and 2017, all of the Bancorp’s securities were classified as available-for-sale. The Bancorp does not have a trading portfolio. Realized gains and losses resulting from the sale of securities recorded on the trade date are computed by the specific identification method. Interest and dividend income, adjusted by amortization of premiums or discounts on a level yield method, are included in earnings. Securities are reviewed for other-than-temporary impairment on a quarterly basis.

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

At December 31, 2018 and 2017, the Bancorp evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Bancorp believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Bancorp's financial condition, results of operations, or cash flows. Accordingly, the Bancorp has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2018 and 2017.

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

Earnings Per Common Share – Basic earnings per common share is net income divided by the weighted-average number of common shares outstanding during the period. The restricted shares issued provide for dividend and voting rights and are therefore considered participating securities. Accordingly, all restricted stock is included in basic earnings per share.

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

Restrictions on Cash – Cash on hand or on deposit with the Federal Reserve Bank of $2.2 million and $878 thousand was required to meet regulatory reserve and clearing requirements at December 31, 2018 and 2017, respectively. These balances do not earn interest.

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

Reclassification – Certain amounts appearing in the consolidated financial statements and notes thereto for the year ended December 31, 2017, may have been reclassified to conform to the December 31, 2018 presentation.

Trust Assets – Assets of the Bancorp’s wealth management department, other than cash on deposit at the Bancorp, are not included in these consolidated financial statements because they are not assets of the Bancorp.

Adoption of New Accounting Pronouncements –

In May 2014, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 and ASU 2015-14, Revenue from Contracts with Customers (Topic 606), superseding the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for the Bancorp's year ending December 31, 2018 and has been adopted as of January 1, 2018. The use of the modified retrospective approach has been used for implementing this standard. Interest income is outside of the scope of the new standard and was not impacted by the adoption of the standard. Management mapped noninterest income accounts to their associated income streams and applied the five step model to identify the contract, identify the performance obligations in the contract, determine the total transaction price, allocate the transaction price to each performance obligation, and ensure revenue is recognized when the performance obligation is satisfied. A review of the Bancorp’s noninterest income has not resulted in a change in revenue recognition since adoption.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosures related to certain financial instruments, including requiring equity investments to be accounted for at fair value with changes recorded through earnings, the use of the exit price when measuring fair value, and disaggregation of financial assets and liabilities by category for disclosure purposes. The new guidance is effective for the Bancorp's year ending December 31, 2018 and was adopted on January 1, 2018. The adoption of this ASU has not had a material impact on the consolidated financial statements, as the Bancorp does not hold any equity securities with unrealized gains or losses. The new reporting requirements have been incorporated into the fair value of financial instruments table and disclosures.

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

Upcoming Accounting Pronouncements -

In February 2016, FASB issued ASU No. 2016-02, Leases, which will supersede the current lease requirements in ASC 840. The ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease-related expenses in the statements of operations and cash flows will be generally consistent with the current guidance. The new lease guidance will be effective for the Bancorp's year ending December 31, 2019 and will be applied using a modified retrospective transition method to the beginning of the earliest period presented. Management has concluded that the adoption of this update will not have a material effect on the Bancorp’s consolidated financial statements, as the Bancorp does not engage in the leasing of property or in leasing of any significant furniture, fixtures, equipment, or software.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Bancorp's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is in the process of evaluating the impact adoption of this update will have on the Bancorp’s consolidated financial statements. This process of evaluation has engaged multiple areas of the Bancorp’s management in discussing loss estimation methods and the application of these methods to specific segments of the loans receivable portfolio. Management has been actively monitoring developments and evaluating the use of different methods allowed. Given the amount of time left to adoption, the appropriateness of the loss estimation methods chosen, and the continuing development of understanding of application, additional time is required to understand how this ASU will affect the Bancorp’s financial statements. Management plans on running parallel calculations during the year and finalizing a method or methods of adoption in time for the effective date.

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

NOTE 2 – Acquisition Activity

On July 26, 2018, the Bancorp completed its acquisition of First Personal Financial Corp., a Delaware corporation pursuant to an Agreement and Plan of Merger dated February 20, 2018 between the Bancorp and First Personal. Pursuant to the terms of the First Personal Merger Agreement, First Personal merged with and into the Bancorp, with the Bancorp as the surviving corporation. Simultaneous with the First Personal Merger, First Personal Bank, an Illinois state chartered commercial bank and wholly-owned subsidiary of First Personal, merged with and into the Bank, with the Bank as the surviving institution.

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

The Bancorp issued a total of approximately 161,875 shares of Bancorp common stock to the former First Personal stockholders, and paid cash consideration of approximately $8.7 million. Based upon the closing price of Bancorp’s common stock on July 25, 2018, the transaction had an implied valuation of approximately $15.6 million. As of December 31, 2018, acquisition costs related to of the First Personal Merger equaled approximately $1.8 million. The acquisition represented the Bank’s first expansion into the South Suburban Chicagoland market, and expanded the Bank’s full-service retail banking network to 19 banking centers. Additionally, upon the closing of the merger the three former First Personal Bank branches in Cook County, Illinois became branches of Peoples Bank, thereby expanding the Peoples Bank branch network into Illinois.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the First Personal acquisition is allocated as follows:

ASSETS		LIABILITIES
Cash and due from banks	$30,178	Deposits
Investment securities, available for sale	2	Non-interest bearing	$14,517
		NOW accounts	22,177
Commercial	53,026	Savings and money market	41,852
Residential mortgage	32,542	Certificates of deposits	46,355
Consumer	9,004	Total Deposits	124,901
Total Loans	94,572

Premises and equipment, net	5,799	Borrowings	4,124
FHLB stock	219	Interest payable	32
Goodwill	5,437	Other liabilities	1,256
Core deposit intangible	3,044
Interest receivable	274
Other assets	6,405
Total assets purchased	$145,930
Common shares issued	6,928
Cash paid	8,689
Total purchase price	$15,617	Total liabilities assumed	$130,313

As part of the First Personal merger, the Bancorp acquired First Personal Statutory Trust I. NWIN guaranteed the payment of distributions on the trust preferred securities issued by First Personal Statutory Trust I. First Personal Statutory Trust I issued $4.124 million in trust preferred securities in May 2004. The trust preferred securities carried a variable rate of interest priced at the three-month LIBOR plus 275 basis points, payable quarterly and due to mature on June 17, 2034. Management of the Bancorp determined that the continued maintenance of the trust preferred securities issued by First Personal Statutory Trust I and the corresponding junior subordinated debentures was unnecessary to the Bancorp’s ongoing operations. As a result, the Bancorp’s board of directors approved the redemption of the junior subordinated debentures, which resulted in the trustee of the First Personal Statutory Trust I redeeming all $4.124 million of the trust preferred securities as of December 17, 2018.

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

On January 24, 2019, the Bancorp completed its previously announced acquisition of AJS Bancorp, Inc., a Maryland corporation pursuant to an Agreement and Plan of Merger dated July 30, 2018 between the Bancorp and AJSB. Pursuant to the terms of the AJSB Merger Agreement, AJSB merged with and into NWIN, with NWIN as the surviving corporation. Simultaneously with the AJSB Merger, A.J. Smith Federal Savings Bank, a federally chartered savings bank and wholly-owned subsidiary of AJSB, merged with and into Peoples Bank SB, with Peoples Bank as the surviving bank.

In connection with the AJSB Merger, each AJSB stockholder holding 100 or more shares of AJSB common stock received fixed consideration of (i) 0.2030 shares of NWIN common stock, and (ii) $7.20 per share in cash for each outstanding share of AJSB’s common stock. Stockholders holding less than 100 shares of AJSB common stock received $16.00 in cash and no stock consideration for each outstanding share of AJSB common stock. Any fractional shares of NWIN common stock that an AJSB stockholder would have otherwise received in the AJSB Merger were cashed out in the amount of such fraction multiplied by $43.01.

The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.4 million. Based upon the closing price of NWIN’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $34.2 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance.

As of January 24, 2019, AJS Bank reported total assets of $174.9 million, total loans of $91.5 million, and total deposits of $143.8 million. The combined bank is has approximately $1.3 billion in total assets, $860.2 million in total loans, and $1.1 billion in deposits. The Bancorp is in the process of determining the fair value of assets purchased and liabilities assumed. As of December 31, 2018, acquisition costs related to the AJSB Merger equaled approximately $245 thousand. The acquisition has further expanded the Bank’s banking center network in Cook County, Illinois.

NOTE 3 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
December 31, 2018	Basis	Gains	Losses	Value
Money market fund	$2,480	$-	$-	$2,480
U.S. government sponsored entities	7,997	28	(131)	7,894
Collateralized mortgage obligations and
residential mortgage-backed securities	137,834	135	(2,688)	135,281
Municipal securities	93,516	1,072	(524)	94,064
Collateralized debt obligations	3,481	-	(1,432)	2,049
Total securities available-for-sale	$245,308	$1,235	$(4,775)	$241,768

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
December 31, 2017	Basis	Gains	Losses	Value
Money market fund	$476	$-	$-	$476
U.S. government sponsored entities	3,996	-	(106)	3,890
Collateralized mortgage obligations and
residential mortgage-backed securities	134,224	170	(1,456)	132,938
Municipal securities	100,088	3,709	(50)	103,747
Collateralized debt obligations	4,835	-	(1,396)	3,439
Total securities available-for-sale	$243,619	$3,879	$(3,008)	$244,490

The estimated fair value of available-for-sale securities and carrying amount, if different, at December 31, 2018 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Tax-equivalent yields were calculated using the 2018 tax rate.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
December 31, 2018	Value	Yield (%)
Due in one year or less	$2,821	5.90
Due from one to five years	7,698	3.37
Due from five to ten years	16,882	4.02
Due over ten years	79,086	4.10
Collateralized mortgage obligations and
residential mortgage-backed securities	135,281	2.78
Total	$241,768	3.35

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	December 31,	December 31,
	2018	2017

Proceeds	$34,545	$56,347
Gross gains	1,216	972
Gross losses	(16)	(112)

The tax provisions related to these net realized gains were approximately $252 thousand for 2018 and $339 thousand for 2017.

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2017	$684
Current period change	(3,480)
Ending balance, December 31, 2018	$(2,796)

Securities with carrying values of approximately $16.3 million and $21.2 million were pledged as of December 31, 2018 and 2017, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at December 31, 2018 and 2017 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$-	$-	$3,866	$(131)	$3,866	$(131)
Collateralized mortgage obligations and residential mortgage-backed securities	28,388	(304)	89,234	(2,384)	117,622	(2,688)
Municipal securities	22,678	(367)	3,495	(157)	26,173	(524)
Collateralized debt obligations	-	-	2,049	(1,432)	2,049	(1,432)
Total temporarily impaired	$51,066	$(671)	$98,644	$(4,104)	$149,710	$(4,775)
Number of securities		52		75		127

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$-	$-	$3,890	$(106)	$3,890	$(106)
Collateralized mortgage obligations and residential mortgage-backed securities	66,917	(511)	37,003	(945)	103,920	(1,456)
Municipal securities	1,790	(3)	1,815	(47)	3,605	(50)
Collateralized debt obligations	-	-	3,439	(1,396)	3,439	(1,396)
Total temporarily impaired	$68,707	$(514)	$46,147	$(2,494)	$114,854	$(3,008)
Number of securities		40		37		77

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

NOTE 4 – Loans Receivable

Year end loans are summarized below:

(Dollars in thousands)
	December 31, 2018	December 31, 2017
Loans secured by real estate:
Residential real estate	$224,082	$172,780
Home equity	45,423	36,718
Commercial real estate	253,104	211,090
Construction and land development	64,433	50,746
Multifamily	47,234	43,369
Farmland	240	-
Total loans secured by real estate	634,516	514,703
Commercial business	103,628	77,122
Consumer	5,293	460
Government	21,101	28,785
Subtotal	764,538	621,070
Adjustments:
Net deferred loan origination costs (fees)	530	(130)
Undisbursed loan funds	(668)	(729)
Loans receivable	$764,400	$620,211

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2018:

Allowance for loan losses:
Residential real estate	$1,568	$(194)	$1	$340	$1,715
Home equity	166	(48)	-	84	202
Commercial real estate	3,125	(119)	24	305	3,335
Construction and land development	618	-	-	138	756
Multifamily	622	-	-	(150)	472
Farmland	-	-	-	-	-
Commercial business	1,298	(592)	134	522	1,362
Consumer	31	(58)	24	85	82
Government	54	-	-	(16)	38
Total	$7,482	$(1,011)	$183	$1,308	$7,962

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2017:

Allowance for loan losses:
Residential real estate	$2,111	$(959)	$3	$413	$1,568
Home equity	299	(60)	-	(73)	166
Commercial real estate	3,113	-	-	12	3,125
Construction and land development	617	-	-	1	618
Multifamily	572	-	-	50	622
Farmland	-	-	-	-	-
Commercial business	896	(386)	39	749	1,298
Consumer	34	(71)	18	50	31
Government	56	-	-	(2)	54
Total	$7,698	$(1,476)	$60	$1,200	$7,482

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2018:

Residential real estate	$22	$1,693	$223,323	$570	$980	$221,773
Home equity	9	193	45,483	141	123	45,219
Commercial real estate	210	3,125	253,104	1,703	402	250,999
Construction and land development	-	756	64,433	-	-	64,433
Multifamily	-	472	47,234	-	-	47,234
Farmland	-	-	240	-	-	240
Commercial business	5	1,357	103,439	423	1,440	101,576
Consumer	-	82	6,043	-	-	6,043
Government	-	38	21,101	-	-	21,101
Total	$246	$7,716	$764,400	$2,837	$2,945	$758,618

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2017:

Residential real estate	$21	$1,547	$172,141	$462	$690	$170,989
Home equity	-	166	36,769	-	-	36,769
Commercial real estate	144	2,981	211,090	512	-	210,578
Construction and land development	-	618	50,746	134	-	50,612
Multifamily	-	622	43,368	-	-	43,368
Farmland	-	-	-	-	-	-
Commercial business	539	759	76,851	724	-	76,127
Consumer	-	31	461	-	-	461
Government	-	54	28,785	-	-	28,785
Total	$704	$6,778	$620,211	$1,832	$690	$617,689

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

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	December 31, 2018
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$261	$58,276	$100,374	$10,404	$44,734	$3,908	$5,366	$223,323
Home equity	192	3,736	40,165	37	323	657	373	45,483
Commercial real estate	-	5,042	78,611	110,984	51,982	4,715	1,770	253,104
Construction and land development	-	322	24,271	29,383	10,457	-	-	64,433
Multifamily	-	569	19,255	23,417	3,844	149	-	47,234
Farmland	-	-	-	-	240	-	-	240
Commercial business	10,655	19,127	20,941	34,996	14,034	2,958	728	103,439
Consumer	925	2,953	1,040	196	909	20	-	6,043
Government	-	2,111	14,795	4,195	-	-	-	21,101
Total	$12,033	$92,136	$299,452	$213,612	$126,523	$12,407	$8,237	$764,400

	December 31, 2017
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$887	$12,317	$92,241	$8,759	$50,075	$4,130	$3,732	$172,141
Home equity	-	1,065	34,871	-	250	233	350	36,769
Commercial real estate	-	2,372	79,847	81,547	40,054	6,758	512	211,090
Construction and land development	-	-	20,719	19,583	10,310	-	134	50,746
Multifamily	-	-	20,159	20,965	2,076	168	-	43,368
Farmland	-	-	-	-	-	-	-	-
Commercial business	7,169	17,202	16,784	21,087	13,041	394	1,174	76,851
Consumer	-	131	330	-	-	-	-	461
Government	-	2,318	20,202	6,265	-	-	-	28,785
Total	$8,056	$35,405	$285,153	$158,206	$115,806	$11,683	$5,902	$620,211

One large commercial relationship totaling $1.1 million and eight residential or home equity loans totaling $301 thousand were modified as a troubled debt restructuring during 2018. No troubled debt restructurings defaulted during 2018. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of expected future cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the twelve months ended
	As of December 31, 2018			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,389	$3,628	$-	$1,244	$79
Home equity	207	214	-	111	2
Commercial real estate	1,624	2,222	-	1,216	64
Construction and land development.	-	-	-	54	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	1,799	2,038	-	880	38
Consumer	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	161	161	22	123	5
Home equity	57	57	9	35	-
Commercial real estate	481	481	210	320	-
Construction and land development.	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	64	64	5	140	1
Consumer	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,550	$3,789	$22	$1,367	$84
Home equity	$264	$271	$9	$146	$2
Commercial real estate	$2,105	$2,703	$210	$1,536	$64
Construction & land development	$-	$-	$-	$54	$-
Multifamily	$-	$-	$-	$-	$-
Farmland	$-	$-	$-	$-	$-
Commercial business	$1,863	$2,102	$5	$1,020	$39
Consumer	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the twelve months ended
	As of December 31, 2017			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,072	$3,351	$-	$1,101	$70
Home equity	-	-	-	-	-
Commercial real estate	253	253	-	339	6
Construction & land development	134	134	-	134	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	184	184	-	198	10
Consumer	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	80	270	21	256	1
Home equity	-	-	-	-	-
Commercial real estate	259	259	144	163	-
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	540	540	539	492	-
Consumer	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,152	$3,621	$21	$1,357	$71
Home equity	$-	$-	$-	$-	$-
Commercial real estate	$512	$512	$144	$502	$6
Construction & land development	$134	$134	$-	$134	$-
Multifamily	$-	$-	$-	$-	$-
Farmland	$-	$-	$-	$-	$-
Commercial business	$724	$724	$539	$690	$10
Consumer	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments.

The following table details the acquired loans from the First Personal acquisition that are accounted for in accordance with ASC 310-30 as of July 24th, 2018:

(dollars in thousands)	First Personal
2018
Contractually required principal and interest at acquisition	$5,580
Contractual cash flows not expected to be collected (nonaccretable discount)	1,255
Expected cash flows at acquistion	4,325
Interest component of expected cash flows (accretable discount)	424
Fair value of acquired loans accounted for under ASC 310-30	$3,901

At December 31, 2018, purchased credit impaired loans with unpaid principal balances totaled $6.0 million with a recorded investment of $2.9 million. At December 31, 2017, purchased credit impaired loans with unpaid principal balances totaled $2.6 million with a recorded investment of $690 thousand.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
December 31, 2018
Residential real estate	$3,659	$909	$4,362	$8,930	$214,393	$223,323	$122
Home equity	143	5	304	452	45,031	45,483	50
Commercial real estate	842	18	611	1,471	251,633	253,104	-
Construction and land development.	491	533	-	1,024	63,409	64,433	-
Multifamily	-	149	-	149	47,085	47,234	-
Farmland	-	-	-	-	240	240	-
Commercial business	733	260	436	1,429	102,010	103,439	149
Consumer	1	72	-	73	5,970	6,043	-
Government	-	-	-	-	21,101	21,101	-
Total	$5,869	$1,946	$5,713	$13,528	$750,872	$764,400	$321

December 31, 2017
Residential real estate	$4,921	$1,751	$3,092	$9,764	$162,377	$172,141	$225
Home equity	295	18	234	547	36,222	36,769	2
Commercial real estate	951	96	332	1,379	209,711	211,090	-
Construction and land development.	-	-	133	133	50,613	50,746	-
Multifamily	319	-	-	319	43,049	43,368	-
Farmland	-	-	-	-	-	-	-
Commercial business	285	162	539	986	75,865	76,851	-
Consumer	1	-	-	1	460	461	-
Government	-	-	-	-	28,785	28,785	-
Total	$6,772	$2,027	$4,330	$13,129	$607,082	$620,211	$227

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Residential real estate	$5,135	$3,509
Home equity	270	350
Commercial real estate	695	332
Construction and land development.	-	133
Multifamily	-	-
Farmland	-	-
Commercial business	495	672
Consumer	-	-
Government	-	-
Total	$6,595	$4,996

For the acquisitions of First Federal Savings & Loan (“First Federal”), Liberty Savings Bank (“Liberty Savings”), and First Personal, as part of the fair value of loans receivable, a net fair value discount was established for loans. This discount, or accretable yield, is recognized in interest income over the remaining estimated life of the loan pools. The net fair value discount at the acquisition date and accretable periods are summarized below:

(dollars in thousands)	First Federal		Liberty Savings		First Personal
	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months
Residential real estate	$1,062	59	$1,203	44	$948	56
Home equity	44	29	5	29	51	50
Commercial real estate	-	-	-	-	208	56
Construction and land development	-	-	-	-	1	30
Multifamily	-	-	-	-	11	48
Consumer	-	-	-	-	146	50
Commercial business	-	-	-	-	348	24
Purchased credit impaired loans	-	-	-	-	424	32
Total	$1,106		$1,208		$2,137

Accretable yield, or income recorded for the twelve months ended December 31, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	Total
2017	$149	$307	$-	$456
2018	138	266	424	828

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	Total
2019	$22	$42	$561	$625
2020	-	-	496	496
2021	-	-	319	319
2022	-	-	277	277
2023	-	-	60	60
Total	$22	$42	$1,713	$1,777

Note 5 – Premises and Equipment, Net

At year end, premises and equipment are summarized as follows:

	(Dollars in thousands)
	2018	2017
Cost:
Land	$7,368	$5,216
Buildings and improvements	27,523	23,672
Furniture and equipment	15,715	14,908
Total cost	50,606	43,796
Less accumulated depreciation	(25,782)	(24,237)
Premises and equipment, net	$24,824	$19,559

Depreciation expense was approximately $1.5 million and $1.4 million for 2018 and 2017, respectively.

Note 6 – Foreclosed Real Estate

At year end, foreclosed real estate is summarized below:

	(Dollars in thousands)
	2018	2017
Residential real estate	$1,132	$914
Commercial real estate	126	97
Construction and land development	149	688
Commercial business	220	-
Total	$1,627	$1,699

Note 7 – Goodwill and Other Intangible Assets

The Bancorp established a goodwill balance totaling $8.2 million with the acquisitions of First Personal, First Federal and Liberty Savings. Goodwill of $5.4 million, $2.0 million, and $804 thousand were established with the acquisition of First Personal, First Federal, and Liberty Savings, respectively. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $8.2 million and $2.8 million as of December 31, 2018 and December 31, 2017, respectively.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over 7.9 years on a straight line basis. A core deposit intangible of $471 thousand for the acquisition of Liberty Savings was established and is being amortized over 8.2 years on a straight line basis. A core deposit intangible of $3.0 million for the acquisition of First Personal was established and is being amortized over 6.4 years on a straight line basis. The tables below summarize the annual amortization:

The annual amortization for the twelve months ended December 31, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	Total
2017	$12	$58	$-	$70
2018	12	58	198	268

The expected future annual amortization for the twelve months ended December 31, as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	Total
2019	$12	$58	$475	$545
2020	12	58	475	545
2021	12	58	475	545
2022	1	58	475	534
2023	-	38	475	513
2024	-	-	470	470
Total	$37	$270	$2,845	$3,152

For the First Personal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $133 thousand that is being amortized over 8 months on a straight-line basis. Approximately $80 thousand of amortization was taken as expense during year ended December 31, 2018. It is estimated that an additional $53 thousand of amortization will occur during 2019.

Note 8 – Income Taxes

At year-end, components of income tax expense consist of the following:

	(Dollars in thousands)
	2018	2017
Federal:
Current	$1,218	$1,898
Deferred	129	275
Revaluation of net deferred tax asset	-	517
State:
Current	(44)	77
Deferred, net of valuation allowance	127	102
Income tax expense	$1,430	$2,869

Effective tax rates differ from the federal statutory rate of 21% for 2018 and 34% for 2017 applied to income before income taxes due to the following:

	(Dollars in thousands)
	2018	2017
Federal statutory rate	21%	34%
Tax expense at statutory rate	$2,260	$4,022
State tax, net of federal effect	66	118
Tax exempt income	(778)	(1,302)
Bank owned life insurance	(102)	(156)
Captive insurance	(169)	(307)
Revaluation of net deferred tax asset	-	517
Non-deductible transaction costs	99	-
Other	54	(23)
Total income tax expense	$1,430	$2,869

At December 31, the components of the net deferred tax asset recorded in the consolidated balance sheets are as follows:

	(Dollars in thousands)
	2018	2017
Deferred tax assets:
Bad debts	$1,859	$1,885
Deferred loan fees	49	32
Deferred compensation	322	332
Unrealized depreciation on securities available-for-sale, net	743	-
Net operating loss	1,373	290
Tax credits	147	99
Nonaccrual loan interest income	62	71
Share based compensation	185	133
REO writedowns	195	25
Unqualified deferred compensation plan	54	51
Other-than-temporary impairment	52	57
Accrued vacation	56	59
Impairment on land	48	48
Other	78	15
Total deferred tax assets	5,223	3,097

Deferred tax liabilities:
Depreciation	(550)	(641)
Prepaids	(254)	(237)
Mortgage servicing rights	(68)	(26)
Deferred stock dividends	(76)	(65)
Unrealized appreciation on securities available-for-sale, net	-	(188)
Purchase accounting	(118)	(100)
Other	(191)	(209)
Total deferred tax liabilities	(1,257)	(1,466)
Valuation allowance	(87)	(80)
Net deferred tax asset	$3,879	$1,551

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. Among other changes, the Act introduced tax reform that reduced the top corporate federal income tax rate from 35% to a flat rate of 21% effective January 1, 2018. As a result of these changes made by the Act, the Bancorp revalued its net deferred tax asset, as deferred tax assets and liabilities are to be measured using enacted rates expected to apply in years in which the deferred tax assets and liabilities are expected to be recovered or settled. The revaluation of the deferred tax assets and liabilities are adjusted through income tax expense in the year the changes in tax laws are enacted. The revaluation of the net deferred tax asset resulted in additional income tax expense of $517 thousand for 2017. The $517 thousand tax expense was $628 thousand net of a tax benefit of $111 thousand relating to the other comprehensive income revaluation adjustment.

At December 31, 2018, the Bancorp has an Indiana net operating loss carry forward of approximately $7.6 million which will begin to expire in 2024 if not used. The Bancorp also has a state tax credit carry forward of approximately $110 thousand which began to expire in 2017 and will continue to expire if not used. Management has concluded that the Indiana net operating loss will be fully utilized and therefore no valuation allowance is necessary on the state net operating loss. A valuation allowance remains in place on the state tax credit carryforward. A valuation allowance of $87 thousand and $80 thousand was provided at December 31, 2018 and 2017, respectively, for the state tax credits.

The Bancorp acquired $3.3 million of federal net operating loss carryforwards, $59 thousand of federal AMT credits, and $6.7 million of Illinois net operating loss carryforwards with the acquisition of First Personal during 2018 of which $2.2 million of the federal losses expire in years ranging from 2028 to 2035, $1.1 million of the federal losses do not expire, $59 thousand of federal AMT credits that do not expire, and the Illinois losses expire in years ranging from 2019 to 2029. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $362 thousand while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration. At December 31, 2018, $3.2 million of the federal loss carryforwards, $59 thousand of federal AMT credits, and $5.2 million of the Illinois loss carryforward remain; the benefit of which is reflected in deferred tax assets.

The Bancorp qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at December 31, 2018, and 2017 includes, approximately $6.0 million for which no provision for federal income taxes has been made. If, in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rate. The unrecorded deferred income tax liability on the above amounts was approximately $1.3 million at both December 31, 2018, and 2017.

The Bancorp had no unrecognized tax benefits at any time during 2018 or 2017 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2019. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Bancorp's policy to record such accruals through income tax accounts; no such accruals existed at any time during 2018 or 2017.

The Bancorp and its subsidiaries are subject to US Federal income tax as well as income tax of the states of Indiana and Illinois. The Bancorp is no longer subject to examination by taxing authorities for the years before 2015.

Note 9 – Deposits

The aggregate amount of certificates of deposit with a balance of $250 thousand or more was approximately $44.5 million at December 31, 2018 and $29.9 million at December 31, 2017.

At December 31, 2018, scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2019	$196,033
2020	56,189
2021	6,198
2022	318
2023	154
Total	$258,892

Note 10 – Borrowed Funds

At December 31, 2018, and December 31, 2017, borrowed funds are summarized below:

	(Dollars in thousands)
	2018	2017
Fixed rate advances from the FHLB	$23,000	$17,100
Variable rate advances from the FHLB	20,000	-
Line of credit at FHLB	-	3,181
Other	-	600
Total	$43,000	$20,881

At December 31, 2018, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2019	$29,000
2020	8,000
2021	6,000
Total	$43,000

Repurchase agreements generally mature within one year and are secured by U.S. government and U.S. agency securities, under the Bancorp’s control. At December 31, information concerning these retail repurchase agreements is summarized below:

	(Dollars in thousands)
	2018	2017
Ending balance	$11,628	$11,300
Average balance during the year	12,754	13,734
Maximum month-end balance during the year	16,672	17,720
Securities underlying the agreements at year end:
Carrying value	16,262	18,053
Fair value	16,262	18,053
Average interest rate during the year	1.38%	0.82%
Average interest rate at year end	1.44%	0.91%

At December 31, advances from the Federal Home Loan Bank were as follows:

	(Dollars in thousands)
	2018	2017
Fixed rate advances, maturing January 2019 through
March 2021 at rates from 1.41% to 2.76%; average rate: 2018 – 2.29%; 2017 – 1.67%	$23,000	$17,100

Variable rate advances, maturing January 2019 through
May 2019 at a rate of 2.87%; average rate: 2018 – 2.87%	$20,000	$-

Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $259.8 million and $270.8 million at December 31, 2018 and 2017, respectively. In addition to the fixed rate advances, the Bancorp maintains a $20.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp did not have a balance on the line of credit at December 31, 2018 compared to a $3.2 million balance on the line of credit at December 31, 2017. As of December 31, 2018 the Bancorp did not have other borrowings. Other borrowings at December 31, 2017 are comprised of reclassified bank balances.

Note 11 – Employees’ Benefit Plans

The Bancorp maintains an Employees’ Savings and Profit Sharing Plan and Trust for all employees who meet the plan qualifications. Employees are eligible to participate in the Employees’ Savings and Profit Sharing Plan and Trust on the next January 1 or July 1 following the completion of one year of employment, attaining age 18, and completion of 1,000 hours of service. The Employees’ Savings Plan feature allows employees to make pre-tax contributions to the Employees’ Savings Plan of 1% to 50% of Plan Salary, subject to limitations imposed by Internal Revenue Code section 401(k). Employees are able to begin deferring effective the first of the month following 90 days of employment. The Profit Sharing Plan and Trust feature is non-contributory on the part of the employee. Contributions to the Employees’ Profit Sharing Plan and Trust are made at the discretion of the Bancorp’s Board of Directors. Contributions for the years ended December 31, 2018 were based on 7% of the participants’ total compensation, excluding incentives, as compared to 8% for 2017. Profit sharing contributions made by the Bank and earnings credited to the employee’s account vest on the following schedule: two years of service, 40% of contributions and earnings; three years of service, 60% of contributions and earnings; four years of service, 80% of contributions and earnings; and five years of service, 100% of contributions and earnings. Participants also become 100% vested in the employer contributions and accrued earnings in their account upon their death, approved disability, or attainment of age 65 while employed at the Bank. The benefit plan expense amounted to approximately $744 thousand for 2018 and $796 thousand for 2017.

The Bancorp maintains an Unqualified Deferred Compensation Plan (the “UDC Plan”). The purpose of the UDC Plan is to provide deferred compensation to key senior management employees of the Bancorp in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the UDC Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2018 and 2017 was approximately $221 thousand and $211 thousand, respectively. The UDC Plan expense amounted to approximately $11 thousand for 2018 and $6 thousand for 2017.

Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $40 thousand and $68 thousand for 2018 and 2017, respectively. The deferred fee liability at December 31, 2018 and 2017 was approximately $1.28 million and $1.33 million, respectively.

Note 12 – Regulatory Capital

The Bancorp and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018 and 2017, the most recent regulatory notifications categorized the Bancorp and Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bancorp’s or the Bank’s category.

The following table shows that, at December 31, 2018, and December 31, 2017, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$92.8	11.6%	$36.1	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$92.8	11.6%	$48.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$100.8	12.6%	$64.2	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$92.8	8.6%	$43.2	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$88.4	12.9%	$30.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$88.4	12.9%	$41.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$96.0	14.0%	$55.0	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$88.4	9.6%	$36.8	4.0%	N/A	N/A

In addition, the following table shows that, at December 31, 2018, and December 31, 2017, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$89.9	11.2%	$36.2	4.5%	$52.2	6.5%
Tier 1 capital to risk-weighted assets	$89.9	11.2%	$48.2	6.0%	$64.3	8.0%
Total capital to risk-weighted assets	$97.9	12.2%	$64.3	8.0%	$80.3	10.0%
Tier 1 capital to adjusted average assets	$89.9	8.4%	$42.9	4.0%	$53.6	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$86.3	12.6%	$30.9	4.5%	$44.6	6.5%
Tier 1 capital to risk-weighted assets	$86.3	12.6%	$41.2	6.0%	$54.9	8.0%
Total capital to risk-weighted assets	$93.8	13.7%	$54.9	8.0%	$68.7	10.0%
Tier 1 capital to adjusted average assets	$86.3	9.4%	$36.7	4.0%	$45.8	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2019, without the need for qualifying for an exemption or prior DFI approval, is $1.5 million plus 2019 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On December 3, 2018 the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.30 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 8, 2019.

Note 13 – Stock Based Compensation

The Bancorp’s 2015 Stock Option and Incentive Plan (the “Incentive Plan”), which was adopted by the Bancorp’s Board of Directors on February 17, 2015 and approved by the Bancorp’s shareholders on April 24, 2015, permits the grant of equity awards for up to 250,000 shares of common stock. Awards granted under the Incentive Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, performance shares, or performance units. The purposes of the Plan are (i) to align the personal interests of plan participants with those of the shareholders of the Bancorp, (ii) to encourage key individuals to accept or continue employment or service with the Bancorp and its subsidiaries, and (iii) to furnish incentives to such key individuals to improve operations and increase profits by providing such key individuals the opportunity to acquire common stock of the Bancorp or to receive monetary payments based on the value of such common stock. Option awards are generally granted with an exercise price equal to the market price of the Bancorp’s common stock at the date of grant. No expense was charged against income for incentive stock options during 2018 or 2017.

The fair value of each incentive stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. No incentive stock options were granted during 2018 or 2017. The Bancorp uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

At December 31, 2018 and 2017, there were no incentive stock options outstanding. During 2017, 500 incentive stock options were exercised at their weighted average exercise price of $28.50.

Restricted stock awards are generally granted with an award price equal to the market price of the Bancorp’s common stock on the award date. Restricted stock awards have been issued with a three to five year vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Compensation expense related to restricted stock awards is recognized over the vesting period. Total compensation cost that has been charged against income for those plans was approximately $204 thousand and $192 thousand for 2018 and 2017, respectively.

A summary of changes in the Bancorp’s non-vested restricted stock for 2018 and 2017 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	28,465	$26.67
Granted	4,575	39.00
Vested	(1,625)	25.81
Forefited	(725)	28.62
Non-vested at December 31, 2017	30,690	$28.51

Non-vested at January 1, 2018.	30,690	$28.51
Granted	4,433	43.50
Vested	(7,700)	22.64
Forefited	-	-
Non-vested at December 31, 2018	27,423	$32.58

As of December 31, 2018, there was approximately $400 thousand of total unrecognized compensation cost related to non-vested restricted shares granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 14 – Earnings per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations for 2018 and 2017 is presented below.

	2018	2017
Basic earnings per common share:

Net income available to common stockholders	$9,337,224	$8,960,766

Weighted-average common shares outstanding	2,949,212	2,863,899
Basic earnings per common share	$3.17	$3.13

Diluted earnings per common share:

Net income available to common stockholders	$9,337,224	$8,960,766

Weighted-average common shares outstanding	2,949,212	2,863,899

Weighted-average common and dilutive potential common shares outstanding	2,949,212	2,864,037

Diluted earnings per common share	$3.17	$3.13

Note 15 – Related Party Transactions

The Bancorp had aggregate loans outstanding to directors and executive officers (with individual balances exceeding $120 thousand) of approximately $2.6 million at December 31, 2018 and approximately $1.7 million at December 31, 2017. For the year ended December 31, 2018, the following activity occurred on these loans

(Dollars in thousands)
Aggregate balance at the beginning of the year	$1,667
New loans	-
Draws	1,268
Repayments	(337)
Aggregate balance at the end of the year	$2,598

Deposits from directors and executive officers totaled approximately $3.5 million and $4.4 million at December 31, 2018 and 2017, respectively.

Note 16 – Commitments and Contingencies

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

The Bancorp had outstanding commitments to originate loans as follows:

	(Dollars in thousands)
	Fixed	Variable
	Rate	Rate	Total
December 31, 2018:
Residential real estate	$106	$10,812	$10,918
Home equity	35,571	5,960	41,531
Commercial real estate	6,397	9,258	15,655
Construction and land development	18,355	35,222	53,577
Multifamily	4,151	389	4,540
Consumer	18,862	-	18,862
Commercial business	1,655	44,935	46,590
Government	-	-	-
Total	$85,097	$106,576	$191,673

December 31, 2017:
Residential real estate	$70	$7,678	$7,748
Home equity	31,008	1,838	32,846
Commercial real estate	1,351	6,866	8,217
Construction and land development	8,074	21,105	29,179
Multifamily	174	322	496
Consumer	16,469	-	16,469
Commercial business	1,103	41,381	42,484
Government	-	-	-
Total	$58,249	$79,190	$137,439

The approximately $85.1 million in fixed rate commitments outstanding at December 31, 2018 had interest rates ranging from 2.99% to 10.00%, for a period not to exceed forty-five days. At December 31, 2017, fixed rate commitments outstanding of approximately $58.2 million had interest rates ranging from 2.99% to 10.00%, for a period not to exceed forty-five days. Mortgage interest rate locks with borrowers which are included with real estate commitments, were treated as derivative transactions.

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. At December 31, 2018 and 2017, the Bancorp had standby letters of credit totaling approximately $9.7 million and $9.9 million, respectively which are not included in the tables above. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral obtained may include accounts receivable, inventory, property, land or other assets.

Note 17 – Fair Values of Financial Instruments

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its three pooled trust preferred securities. The analysis is performed annually on December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve and bank call reports filed with the FDIC and OCC. Using the information sources described above, for each bank and thrift examined, the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (noninterest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies, stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The current other-than-temporary impairment analysis indicated that the Bancorp’s three pooled trust preferred securities had no additional other-than-temporary impairment for the years ending December 31, 2018 and 2017.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2017	$271
Reduction due to sale of security	(36)
Ending balance, December 31, 2018	$235

The Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2018 and 2017, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

Management calculated the other-than-temporary impairment model assumptions based on the specific collateral underlying each individual security. The following assumption methodology was applied consistently to each of the three pooled trust preferred securities: For collateral that has already defaulted, no recovery was assumed; no cash flows were assumed from collateral currently in deferral, with the exception of the recovery assumptions. The default and recovery assumptions were calculated based on the detailed collateral review. The discount rate assumption used in the calculation of the present value of cash flows is based on the discount margin (i.e., credit spread) at the time each security was purchased using the original purchase price. The discount margin is then added to the appropriate 3-month LIBOR forward rate obtained from the forward LIBOR curve.

At December 31, 2018 and 2017, the trust preferred securities with a cost basis of $3.5 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured at Fair Values on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2018 and 2017. Changes in Level 3 assets relate to the result of changes in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during all of 2018 and 2017. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$2,480	$2,480	$-	$-
U.S. government sponsored entities	7,894	-	7,894	-
Collateralized mortgage obligations and residential mortgage-backed securities	135,281	-	135,281	-
Municipal securities	94,064	-	94,064	-
Collateralized debt obligations	2,049	-	-	2,049
Total securities available-for-sale	$241,768	$2,480	$237,239	$2,049

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$476	$476	$-	$-
U.S. government sponsored entities	3,890	-	3,890	-
Collateralized mortgage obligations and residential mortgage-backed securities	132,938	-	132,938	-
Municipal securities	103,747	-	103,747	-
Collateralized debt obligations	3,439	-	-	3,439
Total securities available-for-sale	$244,490	$476	$240,575	$3,439

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, is presented below:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2017	$2,409
Principal payments	(154)
Total unrealized gains, included in other comprehensive income	1,184
Transfers in and/or (out) of Level 3	-
Ending balance, December 31, 2017	$3,439

Beginning balance, January 1, 2018	$3,439
Principal payments	(51)
Total unrealized losses, included in other comprehensive income	(36)
Sale out of Level 3	(1,303)
Ending balance, December 31, 2018	$2,049

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,536	$-	$-	$5,536
Foreclosed real estate	1,627	-	-	1,627

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,818	$-	$-	$1,818
Foreclosed real estate	1,699	-	-	1,699

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on the present value of future cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. The recorded investment of impaired loans was approximately $5.78 million and the related specific reserves totaled approximately $246 thousand, resulting in a fair value of impaired loans totaling approximately $5.5 million, at December 31, 2018. The recorded investment of impaired loans was approximately $2.5 million and the related specific reserves totaled approximately $704 thousand, resulting in a fair value of impaired loans totaling approximately $1.8 million, at December 31, 2017. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	December 31, 2018		Estimated Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$17,139	$17,139	$17,139	$-	$-
Certificates of deposit in other financial institutions	2,024	2,001	-	2,001	-
Securities available-for-sale	241,768	241,768	2,480	237,239	2,049
Loans held-for-sale	2,863	2,910	2,910	-	-
Loans receivable, net	756,438	747,553	-	-	747,553
Federal Home Loan Bank stock	3,460	3,460	-	3,460	-
Accrued interest receivable	3,632	3,632	-	3,632	-

Financial liabilities:
Non-interest bearing deposits	127,277	127,277	127,277	-	-
Interest bearing deposits	802,509	800,349	543,617	256,732	-
Repurchase agreements	11,628	11,626	9,867	1,759	-
Borrowed funds	43,000	42,888	-	42,888	-
Accrued interest payable	186	186	-	186	-

	December 31, 2017		Estimated Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$11,025	$11,025	$11,025	$-	$-
Certificates of deposit in other financial institutions	1,676	1,640	-	1,640	-
Securities available-for-sale	244,490	244,490	476	240,575	3,439
Loans held-for-sale	1,592	1,625	1,625	-	-
Loans receivable, net	612,729	608,506	-	-	608,506
Federal Home Loan Bank stock	3,000	3,000	-	3,000	-
Accrued interest receivable	3,262	3,262	-	3,262	-

Financial liabilities:
Non-interest bearing deposits	120,556	120,556	120,556	-	-
Interest bearing deposits	672,448	670,967	488,528	182,439	-
Repurchase agreements	11,300	11,292	9,545	1,747	-
Borrowed funds	20,881	20,818	600	20,218	-
Accrued interest payable	42	42	-	42	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2018 and 2017:

Cash and cash equivalent carrying amounts approximate fair value. Certificates of deposits in other financial institutions carrying amounts approximate fair value (Level 2). The fair values of securities available-for-sale are obtained from broker pricing (Level 2), with the exception of collateralized debt obligations, which are valued by a third-party specialist (Level 3). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 1). At December 31, 2018, the estimated fair value for net loans receivable is based on the exit price notion which is the exchange price that would be received to transfer the loans at the most advantageous market price in an orderly transaction between market participants on the measurement date (Level 3). This is not comparable with the fair values disclosed at December 31, 2017, which were valued based on estimates of the rate the Bancorp would charge for similar such loans, applied for the time period until estimated repayment, in addition to appraisals which may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach (Level 3). Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer of the security. Fair values of accrued interest receivable and payable approximate book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

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

Note 18 – Parent Company Only Statements

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Balance Sheets
	December 31,	December 31,
	2018	2017
Assets
Cash on deposit with Peoples Bank	$881	$125
Investment in Peoples Bank	98,606	89,915
Investment in NWIN Risk Management, Inc	2,503	1,674
Dividends receivable from Peoples Bank	909	831
Other assets	302	899
Total assets	$103,201	$93,444

Liabilities and stockholders’ equity
Dividends payable	$909	$831
Other liabilities	828	553
Total liabilities	1,737	1,384

Additional paid in capital	11,927	4,867
Accumulated other comprehensive (loss) income	(2,796)	684
Retained earnings	92,333	86,509
Total stockholders’ equity	101,464	92,060
Total liabilities and stockholders’ equity	$103,201	$93,444

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Income
	Year Ended December 31,
	2018	2017

Dividends from Peoples Bank	$12,330	$3,295
Operating expenses	477	262
Income before income taxes and equity in undistributed income of Peoples Bank	11,853	3,033
Income tax benefit	(98)	(69)
Income before equity in undistributed income of Peoples Bank	11,951	3,102
Equity in undistributed (distributions in excess of income) income of Peoples Bank	(3,443)	4,961
income of NWIN Risk Management, Inc	829	898
Net income	$9,337	$8,961

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Cash Flows
	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net income	$9,337	$8,961
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of income (equity in undistributed income):
Peoples Bank	3,443	(4,961)
NWIN Risk Management, Inc	(829)	(898)
Stock based compensation expense	204	192
Net surrender value of restricted stock awards	(72)	-
Change in other assets	519	(155)
Change in other liabilities	275	179
Total adjustments	3,540	(5,643)
Net cash - operating activities	12,877	3,318

Cash flows from investing activities:
Cash paid for acquisition	(8,689)	-
Investment in NWIN Risk Management, Inc	-	-
Net cash - investing activities	(8,689)	-

Cash flows from financing activities:
Dividends paid	(3,432)	(3,264)
Proceeds from issuance of common stock	-	14
Net cash - financing activities	(3,432)	(3,250)
Net change in cash	756	68
Cash at beginning of year	125	57
Cash at end of year.	$881	$125

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Bancorp in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the Bancorp’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Bancorp’s internal control over financial reporting during the year ended December 31, 2018, that have materially affected or are reasonably likely to affect, the Bancorp’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Bancorp’s internal control over financial reporting is a process designed under the supervision of the Bancorp’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Bancorp’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2018, management assessed the effectiveness of the Bancorp’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Bancorp’s internal control over financial reporting was effective as of December 31, 2018, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Bancorp and has issued an attestation report, included herein, on the Bancorp’s internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NorthWest Indiana Bancorp and Subsidiaries

Opinion on Internal Controls over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2018 of NorthWest Indiana Bancorp and Subsidiaries (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Our report dated March 4, 2019, expresses an unqualified.

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
March 4, 2019

Item 9B. Other Information

There are no items reportable under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018 with respect to the Bancorp’s existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	225,320
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	225,320

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2018” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements:

The following consolidated financial statements of the Bancorp and the reports of the Bancorp’s independent registered public accounting firm are included in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules: Not Applicable.

(3)	Exhibits:

Exhibit Number	Description
2.1	Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

2.3@	Agreement and Plan of Voluntary Supervisory Merger Conversion dated March 20, 2015 by and between Peoples Bank SB and Liberty Savings Bank, FSB (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated March 20, 2015).

2.4@	Agreement and Plan of Merger by and among NorthWest Indiana Bancorp and First Personal Financial Corp. dated February 20, 2018 (incorporated herein by reference to Exhibit 2.1 of the Bancorp’s Form 8-K dated February 21, 2018).

2.5@	Agreement and Plan of Merger by and among NorthWest Indiana Bancorp and AJS Bancorp, Inc. dated July 30, 2018 (incorporated herein by reference to Exhibit 2.1 of the Bancorp’s Form 8-K dated July 31, 2018).

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.2	Amended and Restated By-Laws of NorthWest Indiana Bancorp (Amended and Restated as of May 18, 2018) (incorporated herein by reference to Exhibit 3.1 of the Bancorp’s Form 8-K dated May 21, 2018).

10.1 *	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005.

10.2 *	Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005.

10.3 *	NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated April 24, 2015).

10.4 *	Form of Nonqualified Stock Option Agreement under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated April 24, 2015).

10.5 *	Form of Incentive Stock Option Agreement under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 8-K dated April 24, 2015).

10.6 *	Form of Agreement for Restricted Stock under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Bancorp’s Form 8-K dated April 24, 2015).

10.7	Amended and Restated Employment Agreement, dated February 16, 2016, by and among NorthWest Indiana Bancorp, Peoples Bank SB and David A. Bochnowski (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated February 26, 2016).

10.8	Employment Agreement between NorthWest Indiana Bancorp, Peoples Bank SB, and Benjamin J. Bochnowski dated August 1, 2017 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated August 4, 2017).

10.9 *	First Amendment to Employment Agreement between NorthWest Indiana Bancorp, Peoples Bank SB, and Benjamin J. Bochnowski dated as of July 27, 2018 (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated July 30, 2018).

10.10	Voting Agreement dated February 20, 2018 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated February 21, 2018).

10.11	Voting Agreement dated July 30, 2018 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated July 31, 2018).

10.12	Form of Non-Solicitation and Confidentiality Agreement between Peoples Bank SB and each of its Executive Officers (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-Q filed on May 9, 2018).

13	2018 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2018, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

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
Benjamin J. Bochnowski
President and
Chief Executive Officer

Date: March 5, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 5, 2019:

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

Page 91 of 91