Form 10-Q
period 2019-03-31
NORTHWEST INDIANA BANCORP
filed 2019-04-23
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019 or

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

There were 3,452,199 shares of the registrant’s Common Stock, without par value, outstanding at April 19, 2019.

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

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	March 31,
(Dollars in thousands)	2019	December 31,
	(unaudited)	2018
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$29,991	$13,260
Interest bearing deposits in other financial institutions	15,255	3,116
Federal funds sold	15,518	763

Total cash and cash equivalents	60,764	17,139

Certificates of deposit in other financial institutions	2,215	2,024

Securities available-for-sale	251,331	241,768
Loans held-for-sale	2,966	2,863
Loans receivable	864,995	764,400
Less: allowance for loan losses	(8,236)	(7,962)
Net loans receivable	856,759	756,438
Federal Home Loan Bank stock	3,971	3,460
Accrued interest receivable	4,062	3,632
Premises and equipment	27,933	24,824
Foreclosed real estate	1,494	1,627
Cash value of bank owned life insurance	29,740	23,142
Goodwill	10,744	8,170
Other assets	16,374	11,071

Total assets	$1,268,353	$1,096,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$177,317	$127,277
Interest bearing	924,336	802,509
Total	1,101,653	929,786
Repurchase agreements	12,691	11,628
Borrowed funds	20,000	43,000
Accrued expenses and other liabilities	10,762	10,280

Total liabilities	1,145,106	994,694

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: March 31, 2019 - 3,452,199	-	-
December 31, 2018 - 3,029,157
Additional paid-in capital	29,490	11,927
Accumulated other comprehensive income/(loss)	237	(2,796)
Retained earnings	93,520	92,333

Total stockholders' equity	123,247	101,464

Total liabilities and stockholders' equity	$1,268,353	$1,096,158

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2019	2018
Interest income:
Loans receivable
Real estate loans	$8,748	$5,917
Commercial loans	1,684	1,072
Consumer loans	111	5
Total loan interest	10,543	6,994
Securities	1,801	1,722
Other interest earning assets	143	17

Total interest income	12,487	8,733

Interest expense:
Deposits	1,672	675
Repurchase agreements	49	32
Borrowed funds	166	191

Total interest expense	1,887	898

Net interest income	10,600	7,835
Provision for loan losses	317	341

Net interest income after provision for loan losses	10,283	7,494

Noninterest income:
Fees and service charges	$1,162	$892
Wealth management operations	500	415
Gain on sale of securities, net	352	758
Gain on sale of loans held-for-sale, net	242	211
Increase in cash value of bank owned life insurance	163	108
Gain on sale of foreclosed real estate, net	27	32
Other	124	33
Total noninterest income	$2,570	$2,449

Noninterest expense:
Compensation and benefits	$4,676	$3,860
Occupancy and equipment	1,123	853
Data processing	703	361
Marketing	263	134
Federal deposit insurance premiums	91	84
Other	3,435	1,675
Total noninterest expense	$10,291	$6,967

Income before income tax expenses	2,562	2,976
Income tax expenses	340	415
Net income	$2,222	$2,561

Earnings per common share:
Basic	$0.66	$0.89
Diluted	$0.66	$0.89

Dividends declared per common share	$0.30	$0.29

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2019	2018

Net income	$2,222	$2,561

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains/(losses) arising during the period	4,183	(4,350)
Less: reclassification adjustment for gains included in net income	(352)	(758)
Net securities gain/(loss) during the period	3,831	(5,108)
Tax effect	(798)	1,076
Net of tax amount	3,033	(4,032)

Other comprehensive income/(loss), net of tax	3,033	(4,032)

Comprehensive income/(loss), net of tax	$5,255	$(1,471)

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2019	2018

Balance at beginning of period	$101,464	$92,060

Comprehensive income:
Net income	2,222	2,561
Net unrealized gains/(losses) on securities
available-for-sale, net of reclassifications and tax effects	3,033	(4,032)
Comprehensive income, net of tax	5,255	(1,471)

Stock based compensation expense	71	52
Issuance of 416,478 shares at $42.00 per share, for acquisition of AJS Bancorp, Inc	17,492	-

Cash dividends	(1,035)	(833)

Balance at end of period	$123,247	$89,808

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,222	$2,561
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(9,760)	(8,250)
Sale of loans originated for sale	9,883	8,145
Depreciation and amortization, net of accretion	731	650
Amortization of mortgage servicing rights	17	16
Stock based compensation expense	71	52
Gain on sale of securities, net	(352)	(758)
Gain on sale of loans held-for-sale, net	(242)	(211)
Gain on sale of foreclosed real estate, net	(27)	(32)
Provision for loan losses	317	341
Net change in:
Interest receivable	(430)	210
Other assets	(50)	690
Accrued expenses and other liabilities	(964)	(443)
Total adjustments	(806)	410
Net cash - operating activities	1,416	2,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposits in other financial institutions	(191)	150
Proceeds from maturities and pay downs of securities available-for-sale	5,704	5,313
Proceeds from sales of securities available-for-sale	13,518	14,668
Purchase of securities available-for-sale	(21,424)	(21,604)
Net change in loans receivable	(12,985)	(5,430)
Purchase of premises and equipment, net	(44)	(235)
Proceeds from sale of foreclosed real estate, net	439	552
Cash and cash equivalents from acquisition activity, net	52,560	-
Change in cash value of bank owned life insurance	(163)	(108)
Net cash - investing activities	37,414	(6,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	27,641	2,369
Proceeds from FHLB advances	-	32,000
Repayment of FHLB advances	(23,000)	(19,000)
Change in other borrowed funds	1,063	(1,425)
Dividends paid	(909)	(831)
Net cash - financing activities	4,795	13,113
Net change in cash and cash equivalents	43,625	9,390
Cash and cash equivalents at beginning of period	17,139	11,025
Cash and cash equivalents at end of period	$60,764	$20,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,907	$873
Income taxes	-	-
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$172,925	$-
Value of goodwill and other intangible assets	5,491	-
Fair value of liabilities assumed	145,546	-
Cash paid for acquisition	15,378	-
Issuance of common stock for acquisition	17,492	-
Noncash activities:
Transfers from loans to foreclosed real estate	$193	$253

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp” or “NWIN”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2019 and December 31, 2018, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2019 and 2018 and consolidated statements of cash flows for the three months ended March 31, 2019 and 2018. The income reported for the three month period ended March 31, 2019 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Acquisition Activity

On July 26, 2018, the Bancorp completed its acquisition of First Personal Financial Corp., a Delaware corporation (“First Personal”), pursuant to an Agreement and Plan of Merger dated February 20, 2018 between the Bancorp and First Personal. Pursuant to the terms of the First Personal Merger Agreement, First Personal merged with and into the Bancorp, with the Bancorp as the surviving corporation. Simultaneous with the First Personal Merger, First Personal Bank, an Illinois state chartered commercial bank and wholly-owned subsidiary of First Personal, merged with and into the Bank, with the Bank as the surviving institution.

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

The Bancorp issued a total of approximately 161,875 shares of Bancorp common stock to the former First Personal stockholders, and paid cash consideration of approximately $8.7 million. Based upon the closing price of Bancorp’s common stock on July 25, 2018, the transaction had an implied valuation of approximately $15.6 million. As of March 31, 2019, acquisition costs related to the First Personal Merger equaled approximately $1.8 million. The acquisition represented the Bank’s first expansion into the South Suburban Chicagoland market, and expanded the Bank’s full-service retail banking network to 19 banking centers. Additionally, upon the closing of the merger the three former First Personal Bank branches in Cook County, Illinois became branches of Peoples Bank, thereby expanding the Peoples Bank branch network into Illinois.

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

ASSETS
Cash and due from banks	$30,178
Investment securities, available for sale	2

Commercial	53,026
Residential mortgage	32,542
Consumer	9,004
Total Loans	94,572

Premises and equipment, net	5,799
FHLB stock	219
Goodwill	5,437
Core deposit intangible	3,044
Interest receivable	274
Other assets	6,405
Total assets purchased	$145,930
Common shares issued	6,928
Cash paid	8,689
Total purchase price	$15,617

LIABILITIES
Deposits
Non-interest bearing	$14,517
NOW accounts	22,177
Savings and money market	41,852
Certificates of deposits	46,355
Total Deposits	124,901

Borrowings	4,124
Interest payable	32
Other liabilities	1,256

Total liabilities assumed	$130,313

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

On January 24, 2019, the Bancorp completed its previously announced acquisition of AJS Bancorp, Inc., a Maryland corporation (“AJSB”), pursuant to an Agreement and Plan of Merger dated July 30, 2018 between the Bancorp and AJSB. Pursuant to the terms of the AJSB Merger Agreement, AJSB merged with and into NWIN, with NWIN as the surviving corporation. Simultaneously with the AJSB Merger, A.J. Smith Federal Savings Bank, a federally chartered savings bank and wholly-owned subsidiary of AJSB, merged with and into Peoples Bank SB, with Peoples Bank as the surviving bank.

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

The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.4 million. Based upon the closing price of NWIN’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $32.9 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. As of March 31, 2019, acquisition costs related to the AJSB Merger equaled approximately $2.1 million. The acquisition further expanded the Bank’s banking center network in Cook County, Illinois, expanding the Bank’s full-service retail banking network to 22 banking centers.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the AJSB acquisition is allocated as follows:

ASSETS
Cash and due from banks	$67,938
Investment securities, available for sale	3,432

Commercial	712
Residential mortgage	85,635
Multifamily	1,442
Consumer	57
Total Loans	87,846

Premises and equipment, net	3,542
FHLB stock	512
Goodwill	2,574
Core deposit intangible	2,917
Interest receivable	351
Other assets	9,304
Total assets purchased	$178,416
Common shares issued	17,492
Cash paid	15,378
Total purchase price	$32,870

LIABILITIES
Deposits
Non-interest bearing	$24,502
NOW accounts	10,712
Savings and money market	68,875
Certificates of deposits	40,137
Total Deposits	144,226

Interest payable	50
Other liabilities	1,270

Total liabilities assumed	$145,546

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

Note 4 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
March 31, 2019	Basis	Gains	Losses	Value

Money market fund	$4,254	$-	$-	$4,254
U.S. treasury securities	594	-	-	594
U.S. government sponsored entities	14,989	40	(76)	14,953
Collateralized mortgage obligations and residential mortgage-backed securities	143,327	443	(1,164)	142,606
Municipal securities	84,407	2,478	(40)	86,845
Collateralized debt obligations	3,469	-	(1,390)	2,079
Total securities available-for-sale	$251,040	$2,961	$(2,670)	$251,331

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
December 31, 2018	Basis	Gains	Losses	Value

Money market fund	$2,480	$-	$-	$2,480
U.S. treasury securities
U.S. government sponsored entities	7,997	28	(131)	7,894
Collateralized mortgage obligations and residential mortgage-backed securities	137,834	135	(2,688)	135,281
Municipal securities	93,516	1,072	(524)	94,064
Collateralized debt obligations	3,481	-	(1,432)	2,049
Total securities available-for-sale	$245,308	$1,235	$(4,775)	$241,768

The estimated fair value of available-for-sale debt securities at March 31, 2019, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
March 31, 2019	Value	Yield (%)
Due in one year or less	$4,913	6.30
Due from one to five years	7,233	3.21

Due from five to ten years	16,593	3.86
Due over ten years	79,986	4.10
Collateralized mortgage obligations and residential mortgage-backed securities	142,606	2.80
Total	$251,331	3.37

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	March 31,	March 31,
	2019	2018

Proceeds	$13,518	$14,668
Gross gains	356	758
Gross losses	(4)	-

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2018	$(2,796)
Current period change	3,033
Ending balance, March 31, 2019	$237

Securities with carrying values of approximately $83.3 million and $16.3 million were pledged as of March 31, 2019 and December 31, 2018, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law. The increase in pledged securities for March 31, 2019, was the result of new pledging requirements for Indiana public funds deposits.

Securities with gross unrealized losses at March 31, 2019 and December 31, 2018 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2019	Value	Losses	Value	Losses	Value	Losses

U.S. government sponsored entities	$-	$-	$6,920	$(76)	$6,920	$(76)
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	97,654	(1,164)	97,654	(1,164)
Municipal securities	-	-	3,102	(40)	3,102	(40)
Collateralized debt obligations	-	-	2,079	(1,390)	2,079	(1,390)
Total temporarily impaired	$-	$-	$109,755	$(2,670)	$109,755	$(2,670)
Number of securities		0		84		84

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses

U.S. government sponsored entities	$-	$-	$3,866	$(131)	$3,866	$(131)
Collateralized mortgage obligations and residential mortgage-backed securities	28,388	(304)	89,234	(2,384)	117,622	(2,688)
Municipal securities	22,678	(367)	3,495	(157)	26,173	(524)
Collateralized debt obligations	-	-	2,049	(1,432)	2,049	(1,432)
Total temporarily impaired	$51,066	$(671)	$98,644	$(4,104)	$149,710	$(4,775)
Number of securities		52		75		127

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

Note 5 - Loans Receivable

Loans receivable are summarized below:

(Dollars in thousands)
	March 31, 2019	December 31, 2018
Loans secured by real estate:
Residential real estate	$303,111	$224,082
Home equity	49,658	45,423
Commercial real estate	265,013	253,104
Construction and land development	66,920	64,433
Multifamily	49,316	47,234
Farmland	236	240
Total loans secured by real estate	734,254	634,516
Commercial business	103,734	103,628
Consumer	6,713	5,293
Government	19,591	21,101
Subtotal	864,292	764,538
Less:
Net deferred loan origination fees	844	530
Undisbursed loan funds	(141)	(668)
Loans receivable	$864,995	$764,400

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2019:

Allowance for loan losses:
Residential real estate	$1,715	$(48)	$14	$(1)	$1,680
Home equity	202	-	-	(8)	194
Commercial real estate	3,335	-	-	150	3,485
Construction and land development	756	-	-	21	777
Multifamily	472	-	-	(38)	434
Farmland	-	-	-	-	-
Commercial business	1,362	-	6	23	1,391
Consumer	82	(18)	3	187	254
Government	38	-	-	(17)	21
Total	$7,962	$(66)	$23	$317	$8,236

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2018:

Allowance for loan losses:
Residential real estate	$1,568	$(68)	$-	$(7)	$1,493
Home equity	166	(19)	-	12	159
Commercial real estate	3,125	(119)	-	(10)	2,996
Construction and land development	618	-	-	43	661
Multifamily	622	-	-	(7)	615
Farmland	-	-	-	4	4
Commercial business	1,298	(526)	10	295	1,077
Consumer	31	(8)	4	8	35
Government	54	-	-	3	57
Total	$7,482	$(740)	$14	$341	$7,097

The Bancorp's impairment analysis is summarized below:

	Ending Balances
(Dollars in thousands)	ALLL Individually evaluated for impairment reserves	ALLL Collectively evaluated for impairment reserves	Total Loans receivable	Loans receivable Individually evaluated for impairment	Loans receivable Purchased credit impaired individually evaluated for impairment	Loans receivable Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at March 31, 2019:

Residential real estate	$23	1,657	302,918	$559	$1,366	$300,993
Home equity	8	186	49,716	136	370	49,210
Commercial real estate	202	3,283	265,013	1,673	483	262,857
Construction and land development	-	777	66,920	-	-	66,920
Multifamily	-	434	49,316	-	716	48,600
Farmland	-	-	236	-	-	236
Commercial business	32	1,359	103,507	416	1,152	101,939
Consumer	-	254	7,778	-	-	7,778
Government	-	21	19,591	-	-	19,591
Total	$265	$7,971	$864,995	$2,784	$4,087	$858,124

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2018:

Residential real estate	$22	1,693	223,323	$570	$980	$221,773
Home equity	9	193	45,483	141	123	45,219
Commercial real estate	210	3,125	253,104	1,703	402	250,999
Construction and land development	-	756	64,433	-	-	64,433
Multifamily	-	472	47,234	-	-	47,234
Farmland	-	-	240	-	-	240
Commercial business	5	1,357	103,439	423	1,440	101,576
Consumer	-	82	6,043	-	-	6,043
Government	-	38	21,101	-	-	21,101
Total	$246	$7,716	$764,400	$2,837	$2,945	$758,618

The Bancorp's credit quality indicators are summarized below at March 31, 2019 and December 31, 2018:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	March 31, 2019
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$862	$116,851	$103,661	$13,038	$58,546	4,466	5,494	$302,918
Home equity	62	7,486	39,164	345	1,235	866	558	49,716
Commercial real estate	-	5,186	75,157	123,162	55,123	4,556	1,829	265,013
Construction and land development	-	316	22,989	32,640	10,975	-	-	66,920
Multifamily	-	948	19,537	25,117	2,853	178	683	49,316
Farmland.	-	-	-	-	236	-	-	236
Commercial business	9,617	18,669	20,326	34,730	16,896	2,839	430	103,507
Consumer	1,153	2,810	2,716	194	905	-	-	7,778
Government	-	2,001	13,680	3,910	-	-	-	19,591
Total	$11,694	$154,267	$297,230	$233,136	$146,769	$12,905	$8,994	$864,995

	December 31, 2018
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$261	$58,276	$100,374	$10,404	$44,734	$3,908	$5,366	$223,323
Home equity	192	3,736	40,165	37	323	657	373	45,483
Commercial real estate	-	5,042	78,611	110,984	51,982	4,715	1,770	253,104
Construction and land development	-	322	24,271	29,383	10,457	-	-	64,433
Multifamily	-	569	19,255	23,417	3,844	149	-	47,234
Farmland	-	-	-	-	240	-	-	240
Commercial business	10,655	19,127	20,941	34,996	14,034	2,958	728	103,439
Consumer	925	2,953	1,040	196	909	20	-	6,043
Government	-	2,111	14,795	4,195	-	-	-	21,101
Total	$12,033	$92,136	$299,452	$213,612	$126,523	$12,407	$8,237	$764,400

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

During the first three months of 2019, one commercial business loan totaling $47 thousand was renewed as a troubled debt restructuring. No troubled debt restructurings have subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the three months ended
	As of March 31, 2019			March 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,766	$3,900	$-	$1,578	$14
Home equity	450	482	-	328	2
Commercial real estate	1,675	2,276	-	1,650	19
Construction and land development	-	-	-	-	-
Multifamily	716	798	-	-	-
Farmland	-	-	-	-	-
Commercial business	1,536	1,685	-	1,668	21
Consumer	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	159	159	23	160	2
Home equity	56	56	8	57	1
Commercial real estate	481	481	202	481	-
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	32	32	32	48	-
Consumer	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,925	$4,059	$23	$1,738	$16
Home equity	$506	$538	$8	$385	$3
Commercial real estate	$2,156	$2,757	$202	$2,131	$19
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$716	$798	$-	$-	$-
Farmland	$-	$-	$-	$-	$-
Commercial business	$1,568	$1,717	$32	$1,716	$21
Consumer	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the three months ended
	As of December 31, 2018			March 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,389	$3,628	$-	$1,103	$6
Home equity	207	214	-	35	-
Commercial real estate	1,624	2,222	-	252	-
Construction & land development	-	-	-	134	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	1,799	2,038	-	184	1
Consumer	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	161	161	22	106	5
Home equity	57	57	9	-	-
Commercial real estate	481	481	210	186	4
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	64	64	5	275	-
Consumer	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,550	$3,789	$22	$1,209	$11
Home equity	$264	$271	$9	$35	$-
Commercial real estate	$2,105	$2,703	$210	$438	$4
Construction & land development	$-	$-	$-	$134	$-
Multifamily	$-	$-	$-	$-	$-
Farmland	$-	$-	$-	$-	$-
Commercial business	$1,863	$2,102	$5	$459	$1
Consumer	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At March 31, 2019, total purchased credit impaired loans with unpaid principal balances totaled $7.1 million with a recorded investment of $4.1 million. At December 31, 2018, purchased credit impaired loans with unpaid principal balances totaled $6.0 million with a recorded investment of $2.9 million.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
March 31, 2019
Residential real estate	$2,384	$1,490	$4,132	$8,006	$294,912	$302,918	$379
Home equity	141	98	427	666	49,050	49,716	-
Commercial real estate	6,057	93	912	7,062	257,951	265,013	303
Construction and land development	125	-	-	125	66,795	66,920	-
Multifamily	33	270	145	448	48,868	49,316	145
Farmland	-	-	-	-	236	236	-
Commercial business	956	538	353	1,847	101,660	103,507	322
Consumer	96	18	-	114	7,664	7,778	-
Government	-	-	-	-	19,591	19,591	-
Total	$9,792	$2,507	$5,969	$18,268	$846,727	$864,995	$1,149

December 31, 2018
Residential real estate	$3,659	$909	$4,362	$8,930	$214,393	$223,323	$122
Home equity	143	5	304	452	45,031	45,483	50
Commercial real estate	842	18	611	1,471	251,633	253,104	-
Construction and land development	491	533	-	1,024	63,409	64,433	-
Multifamily	-	149	-	149	47,085	47,234	-
Farmland	-	-	-	-	240	240	-
Commercial business	733	260	436	1,429	102,010	103,439	149
Consumer	1	72	-	73	5,970	6,043	-
Government	-	-	-	-	21,101	21,101	-
Total	$5,869	$1,946	$5,713	$13,528	$750,872	$764,400	$321

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)

	March 31, 2019	December 31, 2018
Residential real estate	$5,546	$5,135
Home equity	537	270
Commercial real estate	691	695
Construction and land development	-	-
Multifamily	270	-
Farmland	-	-
Commercial business	168	495
Consumer	-	-
Government	-	-
Total	$7,212	$6,595

For the acquisitions of First Federal Savings & Loan (“First Federal”), Liberty Savings Bank (“Liberty Savings”), First Personal Bank (“First Personal”), and A.J. Smith Federal Savings Bank (“AJ Smith”), as part of the fair value of loans receivable, a net fair value discount was established for loans as summarized below:

(dollars in thousands)	First Federal		Liberty Savings		First Personal		AJ Smith
	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months
Residential real estate	$1,062	59	$1,203	44	$948	56	$3,734	52
Home equity	44	29	5	29	51	50	141	32
Commercial real estate	-	-	-	-	208	56	8	9
Construction and land development	-	-	-	-	1	30	-	-
Multifamily	-	-	-	-	11	48	2	48
Consumer	-	-	-	-	146	50	1	5
Commercial business	-	-	-	-	348	24	-	-
Purchased credit impaired loans	-	-	-	-	424	32	-	-
Total	$1,106		$1,208		$2,137		$3,886

Accretable yield, or income recorded for the three months ended March 31, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
2018	$36	$68	$-	$-	$104
2019	22	42	203	155	$422
Total	$58	$110	$203	$155	$526

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
2019	$-	$-	$389	$695	$1,084
2020	-	-	491	895	1,386
2021	-	-	290	888	1,178
2022	-	-	278	888	1,166
2023	-	-	61	365	426
Total	$-	$-	$1,509	$3,731	$5,240

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	March 31, 2019	December 31, 2018
Residential real estate	$1,148	$1,132
Commercial real estate	126	126
Construction and land development	-	149
Commercial business	220	220
Total	$1,494	$1,627

Note 7 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $10.7 million with the acquisitions of AJSB, First Personal, First Federal and Liberty Savings. Goodwill of $2.6 million, $5.4 million, $2.0 million, and $804 thousand were established with the acquisition of AJSB, First Personal, First Federal, and Liberty Savings, respectively. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $10.7 million and $8.2 million as of March 31, 2019 and December 31, 2018, respectively.

In addition to goodwill, a core deposit intangible of $93 thousand for the acquisition of First Federal was established and is being amortized over an initial period of 7.9 years on a straight line basis. A core deposit intangible of $471 thousand for the acquisition of Liberty Savings was established and is being amortized over an initial period of 8.2 years on a straight line basis. A core deposit intangible of $3.0 million for the acquisition of First Personal was established and is being amortized over an initial period of 6.4 years on a straight line basis. A core deposit intangible of $2.9 million for the acquisition of AJSB was established and is being amortized over an initial period of 6.5 years on a straight line basis. The table below summarizes the annual amortization:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
Current period	$3	$14	$119	$75	$211
Remainder 2019	9	44	356	336	745
2020	12	58	475	449	994
2021	12	58	475	449	994
2022	1	58	475	449	983
2023	-	38	475	449	962
2024	-	-	470	449	919
2025	-	-	-	261	261
Total	$37	$270	$2,845	$2,917	$6,069

For the First Personal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $133 thousand that is being amortized over 8 months on a straight line basis. Approximately $48 thousand of amortization was taken as income during the three months ended March 31, 2019. It is estimated that an additional $5 thousand of amortization will occur during 2019. For the AJSB acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $174 thousand that is being amortized over 14 months on a straight line basis. Approximately $25 thousand of amortization was taken as income during the three months ended March 31, 2019. It is estimated that an additional $114 thousand of amortization will occur during 2019 and an additional $34 thousand of amortization will occur during 2020.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2019	2018
Basic earnings per common share:
Net income available to common stockholders	$2,222	$2,561
Weighted average common shares outstanding	3,343,183	2,867,413
Basic earnings per common share	$0.66	$0.89
Diluted earnings per common share:
Net income available to common stockholders	$2,222	$2,561
Weighted average common shares outstanding	3,343,183	2,867,413
Weighted average common and dilutive
potential common shares outstanding	3,343,183	2,867,413
Diluted earnings per common share	$0.66	$0.89

Note 10 - Stock Based Compensation

The Bancorp’s 2015 Stock Option and Incentive Plan (the “Plan”), which was adopted by the Bancorp’s Board of Directors on February 27, 2015 and approved by the Bancorp’s shareholders on April 24, 2015, permits the grant of equity awards for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, performance shares, or performance units.

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended March 31, 2019, stock based compensation expense of $71 thousand was recorded, compared to $52 thousand for the three months ended March 31, 2018. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $639 thousand through 2022 with an additional $213 thousand in 2019, $251 thousand in 2020, $155 thousand in 2021, and $20 thousand in 2022.

There were no incentive stock options granted during the first three months of 2019 or 2018. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. At March 31, 2019, there were no outstanding incentive stock options.

There were 7,407 shares of restricted stock granted during the first three months of 2019 compared to 4,433 shares granted during the first three months of 2018. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the year ended December 31, 2018 and three months ended March 31, 2019 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	30,690	$28.51
Granted	4,433	43.50
Vested	(7,700)	22.64
Forfeited	-	-
Non-vested at December 31, 2018	27,423	$32.58

Non-vested at January 1, 2019	27,423	$32.58
Granted	7,407	43.00
Vested	(3,302)	27.26
Forfeited	-	-
Non-vested at March 31, 2019	31,528	$35.58

Note 11 – Change in Accounting Principles

In May 2014, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 and ASU 2015-14, Revenue from Contracts with Customers (Topic 606), superseding the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance was effective for the Bancorp's year ending December 31, 2018 and has been adopted as of January 1, 2018. The use of the modified retrospective approach has been used for implementing this standard. Interest income is outside of the scope of the new standard and was not impacted by the adoption of the standard. Management mapped noninterest income accounts to their associated income streams and applied the five step model to identify the contract, identify the performance obligations in the contract, determine the total transaction price, allocate the transaction price to each performance obligation, and ensure revenue is recognized when the performance obligation is satisfied. A review of the Bancorp’s noninterest income has not resulted in a change in revenue recognition since adoption.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosures related to certain financial instruments, including requiring equity investments to be accounted for at fair value with changes recorded through earnings, the use of the exit price when measuring fair value, and disaggregation of financial assets and liabilities by category for disclosure purposes. The new guidance was effective for the Bancorp's year ending December 31, 2018 and was adopted on January 1, 2018. The adoption of this ASU has not had a material impact on the consolidated financial statements, as the Bancorp does not hold any equity securities with unrealized gains or losses. The new reporting requirements have been incorporated into the fair value of financial instruments table and disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases, which superseded the lease requirements in ASC 840. The ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases are classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Prior to this ASU, leases were classified as either capital or operating, with only capital leases recognized on the balance sheet. The reporting of lease-related expenses in the statements of operations and cash flows under the new guidance is generally consistent with the prior guidance. The new guidance is effective for the Bancorp's year ending December 31, 2019 and was adopted on January 1, 2019. The adoption of this ASU has not had a material impact on the consolidated financial statements, as the Bancorp does not engage in the leasing of property or in leasing of any significant furniture, fixtures, equipment, or software.

Note 12 - Upcoming Accounting Standards

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Bancorp's year ending December 31, 2020. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is in the process of evaluating the impact adoption of this update will have on the Bancorp’s consolidated financial statements. This process of evaluation has engaged multiple areas of the Bancorp’s management in discussing loss estimation methods and the application of these methods to specific segments of the loans receivable portfolio. Management has been actively monitoring developments and evaluating the use of different methods allowed. Due to continuing development of understanding of application, additional time is required to understand how this ASU will affect the Bancorp’s financial statements. Management plans on running parallel calculations during the year and finalizing a method or methods of adoption in time for the effective date.

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

At the end of each reporting period, securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with GAAP. Impairment is other-than-temporary if the decline in the fair value is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates. The Bancorp considers the following factors when determining an other-than-temporary impairment for a security: the length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; an assessment of whether the Bancorp (1) has the intent to sell the debt securities or (2) more likely than not will be required to sell the debt securities before their anticipated market recovery. If either of these conditions is met, management will recognize other-than-temporary impairment. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings.

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its pooled trust preferred securities. The analysis is performed annually during December and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with GAAP. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. Based on current market conditions and a review of the trustee reports, management performed an analysis of the pooled trust preferred securities and no additional impairment was taken at December 31, 2018. A specialist will be used to review all pooled trust preferred securities again at December 31, 2019.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

Collateralized debt obligations
(Dollars in thousands)	other-than-temporary impairment
Ending balance, December 31, 2018	$235
Additions not previously recognized	-
Ending balance, March 31, 2019	$235

At March 31, 2019, trust preferred securities with a cost basis of $3.5 million continue to be in “payment in kind” status. These trust preferred securities classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these trust preferred securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2019. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2019 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$4,254	$4,254	$-	$-
U.S. treasury securities	594	-	594	-
U.S. government sponsored entities	14,953	-	14,953	-
Collateralized mortgage obligations and residential mortgage-backed securities	142,606	-	142,606	-
Municipal securities	86,845	-	86,845	-
Collateralized debt obligations	2,079	-	-	2,079
Total securities available-for-sale	$251,331	$4,254	$244,998	$2,079

		Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$2,480	$2,480	$-	$-
U.S. treasury securities	-	-	-	-
U.S. government sponsored entities	7,894	-	7,894	-
Collateralized mortgage obligations and residential mortgage-backed securities	135,281	-	135,281	-
Municipal securities	94,064	-	94,064	-
Collateralized debt obligations	2,049	-	-	2,049
Total securities available-for-sale	$241,768	$2,480	$237,239	$2,049

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2018	$3,439
Principal payments	(51)
Total unrealized gains, included in other comprehensive income	(36)
Transfers in and/or (out) of Level 3	(1,303)
Ending balance, December 31, 2018	$2,049

Beginning balance, January 1, 2019	$2,049
Principal payments	(12)
Total unrealized gains, included in other comprehensive income	42
Sale out of Level 3	-
Ending balance, March 31, 2019	$2,079

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2019 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,606	$-	$-	$6,606
Foreclosed real estate	1,494	-	-	1,494

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,536	$-	$-	$5,536
Foreclosed real estate	1,627	-	-	1,627

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $6.9 million and the related specific reserves totaled approximately $265 thousand, resulting in a fair value of impaired loans totaling approximately $6.6 million, at March 31, 2019. The recorded investment of impaired loans was approximately $5.8 million and the related specific reserves totaled approximately $246 thousand, resulting in a fair value of impaired loans totaling approximately $5.5 million, at December 31, 2018. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	March 31, 2019		Estimated Fair Value Measurements at March 31, 2019 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$60,764	$60,764	$60,764	$-	$-
Certificates of deposit in other financial institutions	2,215	2,181	-	2,181	-
Securities available-for-sale	251,331	251,331	4,254	244,998	2,079
Loans held-for-sale	2,966	3,023	3,023	-	-
Loans receivable, net	856,759	853,675	-	-	853,675
Federal Home Loan Bank stock	3,971	3,971	-	3,971	-
Accrued interest receivable	4,062	4,062	-	4,062	-

Financial liabilities:
Non-interest bearing deposits	177,317	177,317	177,317	-	-
Interest bearing deposits	924,336	922,383	617,684	304,699	-
Repurchase agreements	12,691	12,689	10,927	1,762	-
Borrowed funds	20,000	19,989	-	19,989	-
Accrued interest payable	166	166	-	166	-

	December 31, 2018		Estimated Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$17,139	$17,139	$17,139	$-	$-
Certificates of deposit in other financial institutions	2,024	2,001	-	2,001	-
Securities available-for-sale	241,768	241,768	2,480	237,239	2,049
Loans held-for-sale	2,863	2,910	2,910	-	-
Loans receivable, net	756,438	747,553	-	-	747,553
Federal Home Loan Bank stock	3,460	3,460	-	3,460	-
Accrued interest receivable	3,632	3,632	-	3,632	-

Financial liabilities:
Non-interest bearing deposits	127,277	127,277	127,277	-	-
Interest bearing deposits	802,509	800,349	543,617	256,732	-
Repurchase agreements	11,628	11,626	9,867	1,759	-
Borrowed funds	43,000	42,888	-	42,888	-
Accrued interest payable	186	186	-	186	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended March 31, 2019 and December 31, 2018:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB (“the Bank”), an Indiana savings bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2019, as compared to December 31, 2018, and the results of operations for the quarter ending March 31, 2019, and March 31, 2018. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

At March 31, 2019, the Bancorp had total assets of $1.3 billion, total loans receivable of $865.0 million and total deposits of $1.1 billion. Stockholders' equity totaled $123.2 million or 9.72% of total assets, with a book value per share of $35.70. Net income for the quarter ended March 31, 2019, was $2.2 million, or $0.66 earnings per common share for both basic and diluted calculations. For the quarter ended March 31, 2019, the return on average assets (ROA) was 0.72%, while the return on average stockholders’ equity (ROE) was 7.59%.

Recent Developments

Acquisition of AJSB. On January 24, 2019, the Bancorp completed its acquisition of AJSB, pursuant to an Agreement and Plan of Merger dated July 30, 2018 (the “AJSB Merger Agreement”) between the Bancorp and AJSB. Pursuant to the terms of the AJSB Merger Agreement, AJSB merged with and into the Bancorp, with the Bancorp as the surviving corporation (the “AJSB Merger”). Simultaneous with the AJSB Merger, A.J. Smith Federal Savings Bank, a federally chartered savings bank and wholly-owned subsidiary of AJSB, merged with and into the Bank, with the Bank as the surviving institution.

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

The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.4 million. Based upon the closing price of NWIN’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $32.9 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. As of March 31, 2019, acquisition costs related to the AJSB Merger equaled approximately $2.1 million. The acquisition further expanded the Bank’s banking center network in Cook County, Illinois, expanding the Bank’s full-service retail banking network to 22 banking centers.

Acquisition of First Personal. On July 26, 2018, the Bancorp completed its previously announced acquisition of First Personal, pursuant to an Agreement and Plan of Merger dated February 20, 2018 (the “First Personal Merger Agreement”) between the Bancorp and First Personal. Pursuant to the terms of the First Personal Merger Agreement, First Personal merged with and into the Bancorp, with the Bancorp as the surviving corporation (the “First Personal Merger”). Simultaneous with the First Personal Merger, First Personal Bank, an Illinois state chartered commercial bank and wholly-owned subsidiary of First Personal, merged with and into Peoples Bank SB, with Peoples Bank as the surviving institution. The acquisition represented the Bank’s first expansion into the South Suburban Chicagoland market, and expanded the Bank’s full-service retail banking network to 19 banking centers.

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

Financial Condition

During the three months ended March 31, 2019, total assets increased by $172.2 million (15.7%), with interest-earning assets increasing by $137.9 million (13.5%). At March 31, 2019, interest-earning assets totaled $1.2 billion compared to $1.0 billion at December 31, 2018. Earning assets represented 91.2% of total assets at March 31, 2019 and 92.9% of total assets at December 31, 2018. The increase in total assets and interest earning assets for the three months was primarily the result of the completion of the acquisition of AJSB as well as internally generated growth.

Net loans receivable totaled $856.8 million at March 31, 2019, compared to $756.4 million at December 31, 2018. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	March 31,
	2019		December 31,
(Dollars in thousands)	(unaudited)		2018
	Balance	% Loans	Balance	% Loans

Residential real estate	$302,918	35.0%	223,323	29.2%
Home equity	49,716	5.7%	45,483	6.0%
Commercial real estate	265,013	30.6%	253,104	33.1%
Construction and land development	66,920	7.7%	64,433	8.4%
Multifamily	49,316	5.7%	47,234	6.2%
Farmland	236	0.0%	240	0.0%
Consumer	7,778	0.9%	6,043	0.8%
Commercial business	103,507	12.0%	103,439	13.5%
Government	19,591	2.4%	21,101	2.8%
Loans receivable	$864,995	100.0%	$764,400	100.0%

Adjustable rate loans / loans receivable	$454,844	52.6%	$348,559	45.6%

	March 31,
	2019	December 31,
	(unaudited)	2018

Loans receivable to total assets	68.2%	69.7%
Loans receivable to earning assets	74.8%	75.1%
Loans receivable to total deposits	78.5%	82.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the three months ended March 31, 2019, the Bancorp originated $9.8 million in new fixed rate mortgage loans for sale, compared to $8.3 million during the three months ended March 31, 2018. Net gains realized from the mortgage loan sales totaled $242 thousand for the three months ended March 31, 2019, compared to $211 thousand for the three months ended March 31, 2018. At March 31, 2019, the Bancorp had $3.0 million in loans that were classified as held for sale, compared to $2.9 million at December 31, 2018.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At March 31, 2019, all non-performing loans are also accounted for on a non-accrual basis, except for four residential real estate loans totaling $379 thousand, two commercial business totaling $322 thousand, three commercial real estate loans totaling $303 thousand, and one multifamily loan totaling $145 thousand that remained accruing and more than 90 days past due. The Bancorp will at times leave notes accruing, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in process of being paid.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2019	December 31, 2018
Residential real estate	$5,925	$5,257
Home equity	537	320
Commercial real estate	994	695
Construction and land development	-	-
Multifamily	415	-
Farmland	-	-
Commercial business	490	644
Consumer	-	-
Government	-	-
Total	$8,361	$6,916
Nonperforming loans to total loans	0.97%	0.90%
Nonperforming loans to total assets	0.66%	0.63%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2019 or December 31, 2018.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2019	December 31, 2018
Residential real estate	$5,494	$5,366
Home equity	558	373
Commercial real estate	1,829	1,770
Construction and land development	-	-
Multifamily	683	-
Farmland	-	-
Commercial business	430	728
Consumer	-	-
Government	-	-
Total	$8,994	$8,237

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2019	December 31, 2018
Residential real estate	$4,466	$3,908
Home equity	866	657
Commercial real estate	4,556	4,715
Construction and land development	-	-
Multifamily	178	149
Farmland	-	-
Commercial business	2,839	2,958
Consumer	-	20
Government	-	-
Total	$12,905	$12,407

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2019	December 31, 2018
Residential real estate	$1,925	$1,550
Home equity	506	264
Commercial real estate	2,156	2,105
Construction and land development	-	-
Multifamily	716	-
Farmland	-	-
Commercial business	1,568	1,863
Consumer	-	-
Government	-	-
Total	$6,871	$5,782

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2019	December 31, 2018
Residential real estate	$589	$598
Home equity	-	-
Commercial real estate	1,050	1,074
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	384	359
Consumer	-	-
Government	-	-
Total	$2,023	$2,031

The decrease in the troubled debt restructure loans reflected in the table above for the three months ending March 31, 2019 was the result of scheduled payments totaling $55 thousand which was offset by the addition of one commercial business loan totaling $47 thousand that was renewed with cash flow difficulties. This restructuring along with two commercial business loans and the AJSB purchased credit impaired loans all contributed to the increase in impaired loans.

The increase in the nonperforming, substandard, special mention, and impaired loans reflected in the tables above for the three months ending March 31, 2019, are the result of the completion of the AJSB acquisition as well as one commercial real estate loan which was not related to the acquisition. AJSB loans totaling $1.1 million contributed to the March 31, 2019 increase in nonperforming loans. AJSB loans totaling $1.6 million contributed to the March 31, 2019 increase in substandard loans which was offset by payments and the movement of various loans out of substandard. One commercial real estate loan totaling $283 thousand and AJSB loans totaling $1.1 million contributed to the March 31, 2019 increase in watch loans which was offset by payments and the movement of various loans out of watch. AJSB purchased credit impaired loans totaling $1.8 million contributed to the March 31, 2019 increase in impaired loans.

At March 31, 2019, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the three months ended are summarized below:

(Dollars in thousands)

Loan Segment	March 31, 2019	March 31, 2018
Residential real estate	$(1)	$(7)
Home equity	(8)	12
Commercial real estate	150	(10)
Construction and land development	21	43
Multifamily	(38)	(7)
Farmland	-	4
Commercial business	23	295
Consumer	187	8
Government	(17)	3
Total	$317	$341

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)
	As of March 31, 2019
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(48)	$14	$(34)
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	6	6
Consumer	(18)	3	(15)
Government	-	-	-
Total	$(66)	$23	$(43)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers additional reserves that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At March 31, 2019, total purchased credit impaired loans reserves totaled $3.0 million compared to $3.1 million at Decmber 31, 2018. Additionally, the Bancorp has acquired loans where there was not evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired of $5.2 million at March 31, 2019, compared to $1.8 million at December 31, 2018. Details on these fair value marks and the additional reserves created can be found in Note 5, Loans Receivable.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	March 31, 2019	December 31, 2018

Allowance for loan losses	$8,236	$7,962
Total loans	$864,995	$764,400
Non-performing loans	$8,361	$6,916
ALL-to-total loans	0.95%	1.04%
ALL-to-non-performing loans (coverage ratio)	98.5%	115.1%

The March 31, 2019 balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience, current economic and market conditions, and additional reserves from acquisition accounting. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At March 31, 2019, foreclosed real estate totaled $1.5 million, which was comprised of twenty-four properties, compared to $1.6 million and twenty-four properties at December 31, 2018. Net gains from the sale of foreclosed real estate totaled $27 thousand for the three months ended March 31, 2019. At the end of March 2019 all of the Bancorp’s foreclosed real estate is located within its primary market area, which has been expanded into the Cook County, Illinois and Chicagoland metropolitan area with the acquisition of First Personal and AJSB.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $251.3 million at March 31, 2019, compared to $241.8 million at December 31, 2018, an increase of $9.5 million (4.0%). The increase in the securities portfolio during the year is a result of market value adjustments and the AJSB acquisition. At March 31, 2019, the securities portfolio represented 21.7% of interest-earning assets and 19.8% of total assets compared to 23.7% of interest-earning assets and 22.1% of total assets at December 31, 2018.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,
	2019		December 31,
(Dollars in thousands)	(unaudited)		2018
	Balance	% Securities	Balance	% Securities

Money market fund	$4,254	1.7%	$2,480	1.0%
U.S. treasury securities	594	0.2%	-	0.0%
U.S. government sponsored entities	14,953	5.9%	7,894	3.3%
Collateralized mortgage obligations and residential mortgage-backed securities	142,606	56.7%	135,281	56.0%
Municipal securities	86,845	34.6%	94,064	38.9%
Collateralized debt obligations	2,079	0.9%	2,049	0.8%
Total securities available-for-sale	$251,331	100.0%	$241,768	100.0%

	March 31,
	2019	December 31,	YTD
(Dollars in thousands)	(unaudited)	2018	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$15,255	$3,116	$12,139	389.6%
Fed funds sold	15,518	763	14,755	1933.8%
Certificates of deposit in other financial institutions	2,215	2,024	191	9.4%
Federal Home Loan Bank stock	3,971	3,460	511	14.8%

The net increase in interest bearing deposits in other financial institutions and fed funds sold is primarily the result of the AJSB acquisition and timing of liquidity needs. The increase in Federal Home Loan Bank stock corresponds to stock ownership requirements based the AJSB acquisition.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,
	2019	December 31,	YTD
(Dollars in thousands)	(unaudited)	2018	Change
	Balance	Balance	$	%

Checking	$387,682	$341,677	$46,005	13.5%
Savings	218,760	160,490	58,270	36.3%
Money market	188,559	168,727	19,832	11.8%
Certificates of deposit	306,652	258,892	47,760	18.4%
Total deposits	$1,101,653	$929,786	$171,867	18.5%

The overall increase in total deposits is primarily a result of the acquisition of AJSB, along with internally generated growth. This increase also reflects the cyclical nature and timing of municipality deposits.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	March 31,
	2019	December 31,	YTD
(Dollars in thousands)	(unaudited)	2018	Change
	Balance	Balance	$	%

Repurchase agreements	$12,691	$11,628	$1,063	9.1%
Borrowed funds	20,000	43,000	(23,000)	-53.5%
Total borrowed funds	$32,691	$54,628	$(21,937)	-40.2%

Repurchase agreements increased as part of normal account fluctuations within that product line. Borrowed funds decreased as FHLB advances were paid down and matured during the quarter.

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

During the three months ended March 31, 2019, cash and cash equivalents increased by $43.7 million compared to a $9.4 million increase for the three months ended March 31, 2018. The primary sources of cash and cash equivalents were the acquisition of AJSB, growth of deposits, and sales of loans originated for sale. The primary uses of cash and cash equivalents were loan originations, the purchase of securities, and the repayment of FHLB advances. Cash provided by operating activities totaled $1.4 million for the three months ended March 31, 2019, compared to cash provided of $3.0 million for the three month period ended March 31, 2018. Cash provided from operating activities was primarily a result of net income, and loans originated for sale, offset by the sale of loans originated for sale and change in accrued expenses and other liabilities. Cash provided from investing activities totaled $37.4 million for the current period, compared to cash outflows of $6.7 million for the three months ended March 31, 2018. Cash provided from investing activities for the current three months were primarily related to the cash and cash equivalents from acquisition activity offset against origination of loans receivable. Net cash provided from financing activities totaled $4.8 million during the current period compared to net cash provided of $13.1 million for the three months ended March 31, 2018. The net cash inflows from financing activities were primarily a result of net change in deposits offset against repayment of FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $909 thousand for the three months ended March 31, 2019 and $831 thousand for the three months ended March 31, 2018.

At March 31, 2019, outstanding commitments to fund loans totaled $191.4 million. Approximately 54.1% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $10.1 million at March 31, 2019. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2019, stockholders' equity increased by $21.8 million (21.5%). During the three months ended March 31, 2019, stockholders’ equity was primarily increased by net income of $2.2 million, increased unrealized gains on available securities of $3.0 million, and the issuance of 416,478 shares for $17.5 million as part of the acquisition of AJSB. Decreasing stockholders’ equity was the declaration of $1.0 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first three months of 2019 or 2018. During 2019, 3,302 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the financial statements, of which 843 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

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

During the three months ended March 31, 2019, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled trust preferred securities with a cost basis of $3.5 million. These investments currently have ratings that are below investment grade. As a result, approximately $17.5 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at March 31, 2019, and December 31, 2018, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$103.2	11.6%	$39.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$103.2	11.6%	$53.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$111.4	12.6%	$71.0	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$103.2	8.5%	$48.4	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$92.8	11.6%	$26.1	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$92.8	11.6%	$42.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$100.8	12.6%	$64.2	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$92.8	8.6%	$43.2	4.0%	N/A	N/A

In addition, the following table shows that, at March 31, 2019, and December 31, 2018, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$100.3	11.3%	$39.9	4.5%	$57.7	6.5%
Tier 1 capital to risk-weighted assets	$100.3	11.3%	$53.3	6.0%	$71.0	8.0%
Total capital to risk-weighted assets	$108.5	12.2%	$71.0	8.0%	$88.8	10.0%
Tier 1 capital to adjusted average assets	$100.3	8.3%	$48.3	4.0%	$60.4	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$89.9	11.2%	$36.2	4.5%	$52.2	6.5%
Tier 1 capital to risk-weighted assets	$89.9	11.2%	$48.2	6.0%	$64.3	8.0%
Total capital to risk-weighted assets	$97.9	12.2%	$64.3	8.0%	$80.3	10.0%
Tier 1 capital to adjusted average assets	$89.9	8.4%	$42.9	4.0%	$53.6	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2019, without the need for qualifying for an exemption or prior DFI approval, is $1.5 million plus 2019 net profits. Moreover, the FDIC and the FRB may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On February 22, 2019, the Board of Directors of the Bancorp declared a first quarter dividend of $0.30 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 5, 2019.

Results of Operations - Comparison of the Quarter Ended March 31, 2019 to the Quarter Ended March 31, 2018

For the quarter ended March 31, 2019, the Bancorp reported net income of $2.2 million, compared to net income of $2.6 million for the quarter ended March 31, 2018, a decrease of $337 thousand (13.2%). For the quarter, the ROA was 0.72%, compared to 1.10% for the quarter ended March 31, 2018. The ROE was 7.59% for the quarter ended March 31, 2019, compared to 11.20% for the quarter ended March 31, 2018.

Net interest income for the quarter ended March 31, 2019 was $10.6 million, an increase of $2.8 million (35.3%), compared to $7.8 million for the quarter ended March 31, 2018. The weighted-average yield on interest-earning assets was 4.40% for the quarter ended March 31, 2019, compared to 3.99% for the quarter ended March 31, 2018. The weighted-average cost of funds for the quarter ended March 31, 2019 was 0.70% compared to 0.43% for the quarter ended March 31, 2018. The impact of the 4.40% return on interest earning assets and the 0.70% cost of funds resulted in an interest rate spread of 3.70% for the current quarter, an increase from the 3.56% spread for the quarter ended March 31, 2018. The net interest margin on earning assets was 3.74% for the quarter ended March 31, 2019 and 3.58% for the quarter ended March 31, 2018. On a tax equivalent basis, the Bancorp’s net interest margin was 3.81% for the quarter ended March 31, 2019, compared to 3.80% for the quarter ended March 31, 2018. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	March 31, 2019			March 31, 2018
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$39,838	$85	0.85	$2,396	$10	1.67
Federal funds sold	5,478	41	2.99	467	1	0.86
Certificates of deposit in other financial institutions	2,201	17	3.09	1,636	6	1.47
Securities available-for-sale	246,525	1,758	2.85	241,081	1,671	2.77
Loans receivable	836,958	10,543	5.04	626,894	6,994	4.46
Federal Home Loan Bank stock	3,840	43	4.48	3,000	51	6.80
Total interest earning assets	1,134,840	$12,487	4.40	875,474	$8,733	3.99
Cash and non-interest bearing deposits in other financial institutions	17,612			13,360
Allowance for loan losses	(8,065)			(7,468)
Other noninterest bearing assets	86,365			53,643
Total assets	$1,230,752			$935,009

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,038,380	$1,672	0.64	$782,382	$675	0.35
Repurchase agreements	10,540	49	1.86	11,162	32	1.15
Borrowed funds	27,579	166	2.41	40,764	191	1.87
Total interest bearing liabilities	1,076,499	$1,887	0.70	834,308	$898	0.43
Other noninterest bearing liabilities	37,088			9,288
Total liabilities	1,113,587			843,596
Total stockholders' equity	117,165			91,413
Total liabilities and stockholders' equity	$1,230,752			$935,009

The increase in interest income for interest bearing deposits in other financial institutions was the result of higher average balances for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. The increase in interest income for federal funds sold was primarily the result of higher average balances and rates received in short term rates for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. The increase in interest income for certificates of deposit in other financial institutions was the result of higher average balances and higher average rates received in short term rates for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. The increase in interest income for securities available-for-sale was primarily the result of higher average balances and average rates received in rates for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. The increase in interest income for loans receivable was the result of higher average balances and higher weighted average rates for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. The increase in the interest expense of total deposits and borrowed funds was the result of higher average balances and higher weighted average rates for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018. The increase in the interest expense for repurchase agreements was the result of higher weighted average rates for the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018.

The following table shows the change in noninterest income for the quarter ending March 31, 2019, and March 31, 2018.

	Three Months Ended
(Dollars in thousands)	March 31,		Three Months Ended
	2019	2018	$ Change	% Change
Noninterest income:
Fees and service charges	$1,162	$892	$270	30.3%
Wealth management operations	500	415	85	20.5%
Gain on sale of securities, net	352	758	(406)	-53.6%
Gain on sale of loans held-for-sale, net	242	211	31	14.7%
Increase in cash value of bank owned life insurance	163	108	55	50.9%
Gain on sale of foreclosed real estate, net	27	32	(5)	-15.6%
Other	124	33	91	275.8%
Total noninterest income	$2,570	$2,449	$121	4.9%

The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place, as well the acquisition of First Personal and AJSB. The increase in gains on sale of loans is a result of overall increase in loan origination volume. The decrease in gains on sale of securities is a result of current market conditions and maintaining current securities cash flows. The increase in other noninterest income is primarily driven by gains made on the sale of fixed assets.

The following table shows the change in noninterest expense for the quarter ending March 31, 2019, and March 31, 2018.

	Three Months Ended
(Dollars in thousands)	March 31,		Three Months Ended
	2019	2018	$ Change	% Change
Noninterest expense:
Compensation and benefits	$4,676	$3,860	$816	21.1%
Occupancy and equipment	1,123	853	270	31.7%
Data processing	703	361	342	94.7%
Marketing	263	134	129	96.3%
Federal deposit insurance premiums	91	84	7	8.3%
Other	3,435	1,675	1,760	105.1%
Total noninterest expense	$10,291	$6,967	$3,324	47.7%

The increase in compensation and benefits is primarily the result of increased compensation due to the acquisition of AJSB and First Personal. Additional increases to compensation and benefits can be attributed to management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to the First Personal and AJSB acquisitions and related assets brought over. The increase in data processing expense is primarily the result of data conversion expenses related to the acquisition of AJSB as well as increased utilization of systems. The increase in marketing expenses is primarily related to the acquisition of AJSB as well as regular advertising initiatives. The increase in other operating expenses is primarily related to the increase of approximately $1.5 million that resulted from the acquisition of AJSB, as well as generally higher third party costs. The Bancorp’s efficiency ratio was 78.1% for the quarter ended March 31, 2019, compared to 67.8% for the quarter ended March 31, 2018. The increased ratio is related primarily to the increase in noninterest expense. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period. The acquisition of AJSB and First Personal acquisitions are discussed in Note 3 of the financial statements.

Income tax expenses for the quarter ended March 31, 2019, totaled $340 thousand, compared to income tax expense of $415 thousand for the quarter ended March 31, 2018, a decrease of $75 thousand (18.1%). The combined effective federal and state tax rates for the Bancorp was 13.3% for the quarter ended March 31, 2019, compared to 13.9% for the quarter ended March 31, 2018.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2018 remain unchanged.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, merger and acquisition activities, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2018 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2019, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)       Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the three months ended March 31, 2019 under the stock repurchase program.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number	Average Price	Publicly Announced	Be Purchased Under
Period	of Shares Purchased	Paid per Share	Plans or Programs	the Program(1)
January 1, 2019 – January 31, 2019	-	N/A	-	48,828
February 1, 2019 – February 28, 2019	-	N/A	-	48,828
March 1, 2019 – March 31, 2019	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and among NorthWest Indiana Bancorp and AJS Bancorp, Inc. dated July 30, 2018 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2018).
10.1	First Amendment to Employment Agreement dated July 27, 2018 by and among NorthWest Indiana Bancorp, Peoples Bank SB, and Benjamin J. Bochnowski (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2018).
10.2	Voting Agreement dated July 30, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2018).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2019, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: April 23, 2019	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: April 23, 2019	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer

