Form 10-Q
period 2019-06-30
NORTHWEST INDIANA BANCORP
filed 2019-08-08
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019 or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

There were 3,451,797 shares of the registrant’s Common Stock, without par value, outstanding at August 7, 2019.

NorthWest Indiana Bancorp

Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	38

PART II. Other Information	39

SIGNATURES	40

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	June 30,
(Dollars in thousands)	2019	December 31,
	(unaudited)	2018
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$24,713	$13,260
Interest bearing deposits in other financial institutions	27,739	3,116
Federal funds sold	8,720	763

Total cash and cash equivalents	61,172	17,139

Certificates of deposit in other financial institutions	1,970	2,024

Securities available-for-sale	258,742	241,768
Loans held-for-sale	3,835	2,863
Loans receivable	894,274	764,400
Less: allowance for loan losses	(8,744)	(7,962)
Net loans receivable	885,530	756,438
Federal Home Loan Bank stock	3,912	3,460
Accrued interest receivable	4,131	3,632
Premises and equipment	28,355	24,824
Foreclosed real estate	1,501	1,627
Cash value of bank owned life insurance	29,920	23,142
Goodwill	11,109	8,170
Other assets	19,172	11,071

Total assets	$1,309,349	$1,096,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$178,394	$127,277
Interest bearing	948,727	802,509
Total	1,127,121	929,786
Repurchase agreements	20,628	11,628
Borrowed funds	18,000	43,000
Accrued expenses and other liabilities	14,788	10,280

Total liabilities	1,180,537	994,694

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: June 30, 2019 - 3,451,797	-	-
December 31, 2018 - 3,029,157
Additional paid-in capital	29,510	11,927
Accumulated other comprehensive income/(loss)	2,830	(2,796)
Retained earnings	96,472	92,333

Total stockholders' equity	128,812	101,464

Total liabilities and stockholders' equity	$1,309,349	$1,096,158

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans receivable
Real estate loans	$9,653	$6,134	$18,401	$12,051
Commercial loans	1,651	1,119	3,335	2,191
Consumer loans	181	4	292	9
Total loan interest	11,485	7,257	22,028	14,251
Securities	1,777	1,696	3,578	3,418
Other interest earning assets	143	43	285	60

Total interest income	13,405	8,996	25,891	17,729

Interest expense:
Deposits	2,011	838	3,683	1,513
Repurchase agreements	66	45	115	77
Borrowed funds	128	237	294	428

Total interest expense	2,205	1,120	4,092	2,018

Net interest income	11,200	7,876	21,799	15,711
Provision for loan losses	511	297	828	638

Net interest income after provision for loan losses	10,689	7,579	20,971	15,073

Noninterest income:
Fees and service charges	$1,243	$947	$2,405	$1,839
Wealth management operations	479	424	979	839
Gain on sale of securities, net	301	246	652	1,004
Gain on sale of loans held-for-sale, net	400	359	642	570
Increase in cash value of bank owned life insurance	179	120	342	228
Gain on sale of foreclosed real estate, net	13	68	40	100
Other	54	39	178	72
Total noninterest income	$2,669	$2,203	$5,238	$4,652

Noninterest expense:
Compensation and benefits	$4,600	$3,516	$9,401	$7,376
Occupancy and equipment	1,169	842	2,291	1,695
Data processing	351	703	1,947	1,064
Marketing	176	166	613	300
Federal deposit insurance premiums	177	75	268	159
Other	1,951	1,604	4,193	3,279
Total noninterest expense	$8,424	$6,906	$18,713	$13,873

Income before income tax expenses	4,934	2,876	7,496	5,852
Income tax expenses	911	365	1,251	780
Net income	$4,023	$2,511	$6,245	$5,072

Earnings per common share:
Basic	$1.17	$0.88	$1.84	$1.77
Diluted	$1.17	$0.88	$1.84	$1.77

Dividends declared per common share	$0.31	$0.30	$0.61	$0.59

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2019	2018	2019	2018

Net income	$4,023	$2,511	$6,245	$5,072

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains/(losses) arising during the period	3,584	(880)	7,766	(5,230)
Less: reclassification adjustment for gains included in net income	(301)	(246)	(652)	(1,004)
Net securities gain/(loss) during the period	3,283	(1,126)	7,114	(6,234)
Tax effect	(690)	237	(1,488)	1,313
Net of tax amount	2,593	(889)	5,626	(4,921)

Comprehensive income/(loss), net of tax	$6,616	$1,622	$11,871	$151

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2018	$-	$4,867	$684	$86,509	$92,060

Comprehensive income:
Net income	-	-	-	2,561	2,561
Net unrealized loss on securities available-for-sale, net of reclassification and tax effects	-	-	(4,032)	-	(4,032)
Comprehensive income					(1,471)
Stock-based compensation expense	-	52	-	-	52
Cash dividends, $0.29 per share	-	-	-	(833)	(833)

Balance at March 31, 2018	$-	$4,919	$(3,348)	$88,237	$89,808

Comprehensive income:
Net income	-	-	-	2,511	2,511
Net unrealized loss on securities available-for-sale, net of reclassification and tax effects	-	-	(889)	-	(889)
Comprehensive income					1,622
Net surrender value of 1,029 restricted stock awards		(45)			(45)
Stock-based compensation expense	-	51	-	-	51
Cash dividends, $0.30 per share	-	-	-	(859)	(859)

Balance at June 30, 2018	$-	$4,925	$(4,237)	$89,889	$90,577

Balance at January 1, 2019	$-	$11,927	$(2,796)	$92,333	$101,464

Comprehensive income:
Net income	-	-	-	2,222	2,222
Net unrealized gain on securities available-for-sale, net of reclassification and tax effects	-	-	3,033	-	3,033
Comprehensive income					5,255
Stock-based compensation expense	-	71	-	-	71
Issuance of 416,478 shares at $42.00 per share, for acquisition of AJS Bancorp, Inc.		17,492			17,492
Cash dividends, $0.30 per share	-	-	-	(1,035)	(1,035)

Balance at March 31, 2019	$-	$29,490	$237	$93,520	$123,247

Comprehensive income:
Net income	-	-	-	4,023	4,023
Net unrealized gain on securities available-for-sale, net of reclassification and tax effects	-	-	2,593	-	2,593
Comprehensive income					6,616
Net surrender value of 1,245 restricted stock awards		(63)			(63)
Stock-based compensation expense	-	83	-	-	83
Cash dividends, $0.31 per share	-	-	-	(1,071)	(1,071)

Balance at June 30, 2019	$-	$29,510	$2,830	$96,472	$128,812

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,245	$5,072
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(29,585)	(24,266)
Sale of loans originated for sale	29,252	22,099
Depreciation and amortization, net of accretion	1,516	1,312
Amortization of mortgage servicing rights	33	32
Stock based compensation expense	154	104
Net surrender value of restricted stock awards	(63)	(45)
Gain on sale of securities, net	(652)	(1,004)
Gain on sale of loans held-for-sale, net	(642)	(570)
Gain on sale of foreclosed real estate, net	(40)	(100)
Provision for loan losses	828	638
Net change in:
Interest receivable	(499)	9
Other assets	(3,567)	(17)
Accrued expenses and other liabilities	3,026	2,468
Total adjustments	(239)	660
Net cash - operating activities	6,006	5,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposits in other financial institutions	54	150
Proceeds from maturities and pay downs of securities available-for-sale	11,747	10,314
Proceeds from sales of securities available-for-sale	30,281	22,545
Purchase of securities available-for-sale	(48,347)	(32,339)
Net change in loans receivable	(42,336)	(27,002)
Purchase of Federal Home Loan Bank Stock	59	(17)
Purchase of premises and equipment, net	(962)	(398)
Proceeds from sale of foreclosed real estate, net	514	965
Cash and cash equivalents from acquisition activity, net	52,195	-
Change in cash value of bank owned life insurance	(343)	(228)
Net cash - investing activities	2,862	(26,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	53,109	12,973
Proceeds from FHLB advances	-	44,000
Repayment of FHLB advances	(25,000)	(29,000)
Change in other borrowed funds	9,000	2,734
Dividends paid	(1,944)	(1,662)
Net cash - financing activities	35,165	29,045
Net change in cash and cash equivalents	44,033	8,767
Cash and cash equivalents at beginning of period	17,139	11,025
Cash and cash equivalents at end of period	$61,172	$19,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,112	$1,949
Income taxes	650	955
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$172,560	$-
Value of goodwill and other intangible assets	5,856	-
Fair value of liabilities assumed	145,546	-
Cash paid for acquisition	15,743	-
Issuance of common stock for acquisition	17,492	-
Noncash activities:
Transfers from loans to foreclosed real estate	$193	$253

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp” or “NWIN”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, Columbia Development Company, LLC., and Alliance NMTC Investment Fund, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2019 and December 31, 2018, and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2019 and 2018, and consolidated statements of cash flows and changes in stockholders’ equity for the six months ended June 30, 2019 and 2018. The income reported for the six month period ended June 30, 2019 is not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Acquisition Activity

On July 26, 2018, the Bancorp completed its acquisition of First Personal Financial Corp., a Delaware corporation (“First Personal”), pursuant to an Agreement and Plan of Merger dated February 20, 2018 between the Bancorp and First Personal (the “First Personal Merger Agreement”). Pursuant to the terms of the First Personal Merger Agreement, First Personal merged with and into the Bancorp, with the Bancorp as the surviving corporation. Simultaneous with the First Personal Merger, First Personal Bank, an Illinois state chartered commercial bank and wholly-owned subsidiary of First Personal, merged with and into the Bank, with the Bank as the surviving institution.

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

The Bancorp issued a total of approximately 161,875 shares of Bancorp common stock to the former First Personal stockholders, and paid cash consideration of approximately $8.7 million. Based upon the closing price of Bancorp’s common stock on July 25, 2018, the transaction had an implied valuation of approximately $15.6 million. The acquisition costs related to the First Personal Merger equaled approximately $1.8 million. The acquisition represented the Bank’s first expansion into the South Suburban Chicagoland market, and expanded the Bank’s full-service retail banking network to 19 banking centers. Additionally, upon the closing of the merger the three former First Personal Bank branches in Cook County, Illinois became branches of Peoples Bank, thereby expanding the Peoples Bank branch network into Illinois.

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

On January 24, 2019, the Bancorp completed its previously announced acquisition of AJS Bancorp, Inc., a Maryland corporation (“AJSB”), pursuant to an Agreement and Plan of Merger dated July 30, 2018 between the Bancorp and AJSB (the “AJSB Merger Agreement”). Pursuant to the terms of the AJSB Merger Agreement, AJSB merged with and into NWIN, with NWIN as the surviving corporation. Simultaneously with the AJSB Merger, A.J. Smith Federal Savings Bank, a federally chartered savings bank and wholly-owned subsidiary of AJSB, merged with and into Peoples Bank SB, with Peoples Bank as the surviving bank.

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

The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.4 million. Based upon the closing price of NWIN’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $32.9 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. As of June 30, 2019, acquisition costs related to the AJSB Merger equaled approximately $2.1 million. The acquisition further expanded the Bank’s banking center network in Cook County, Illinois, expanding the Bank’s full-service retail banking network to 22 banking centers.

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

ASSETS
Cash and due from banks	$68,303
Investment securities, available for sale	3,432

Commercial	712
Residential mortgage	85,635
Multifamily	1,442
Consumer	57
Total Loans	87,846

Premises and equipment, net	3,542
FHLB stock	512
Goodwill	2,939
Core deposit intangible	2,917
Interest receivable	351
Other assets	8,939
Total assets purchased	$178,781
Common shares issued	17,492
Cash paid	15,743
Total purchase price	$33,235
LIABILITIES
Deposits
Non-interest bearing	$24,502
NOW accounts	10,712
Savings and money market	68,875
Certificates of deposits	40,137
Total Deposits	144,226

Interest payable	50
Other liabilities	1,270

Total liabilities assumed	$145,546

During the second quarter of 2019, it was discovered that $365 thousand that was paid to the holders of AJSB stock options as of the effective time of the merger (during the first quarter of 2019) for the cash-out of those options, per the terms of the AJSB Merger Agreement had not been recognized as part of the consideration paid in connection with the acquisition. This was corrected during the second quarter and properly applied as an adjustment to goodwill and an increase in the consideration paid for AJSB.

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

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
June 30, 2019	Basis	Gains	Losses	Value
Money market fund	$5,598	$-	$-	$5,598
U.S. government sponsored entities	12,986	96	-	13,082
U.S. treasury securities	599	-	-	599
Collateralized mortgage obligations and residential mortgage-backed securities	144,079	1,368	(273)	145,174
Municipal securities	88,451	3,819	(28)	92,242
Collateralized debt obligations	3,455	-	(1,408)	2,047
Total securities available-for-sale	$255,168	$5,283	$(1,709)	$258,742

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
December 31, 2018	Basis	Gains	Losses	Value
Money market fund	$2,480	$-	$-	$2,480
U.S. government sponsored entities	7,997	28	(131)	7,894
U.S. treasury securities	-	-	-	-
Collateralized mortgage obligations and residential mortgage-backed securities	137,834	135	(2,688)	135,281
Municipal securities	93,516	1,072	(524)	94,064
Collateralized debt obligations	3,481	-	(1,432)	2,049
Total securities available-for-sale	$245,308	$1,235	$(4,775)	$241,768

The estimated fair value of available-for-sale debt securities at June 30, 2019, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
June 30, 2019	Value	Yield (%)
Due in one year or less	$9,263	2.71
Due from one to five years	3,311	4.91
Due from five to ten years	17,524	3.79
Due over ten years	83,470	4.06
Collateralized mortgage obligations and residential mortgage-backed securities	145,174	2.69
Total	$258,742	3.24

Sales of available-for-sale securities were as follows for the six months ended:

	(Dollars in thousands)
	June 30,	June 30,
	2019	2018

Proceeds	$30,281	$22,545
Gross gains	733	1,004
Gross losses	(81)	-

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2018	$(2,796)
Current period change	5,626
Ending balance, June 30, 2019	$2,830

Securities with carrying values of approximately $76.2 million and $16.3 million were pledged as of June 30, 2019 and December 31, 2018, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law. The increase in pledged securities for June 30, 2019, was the result of new pledging requirements for Indiana public funds deposits.

Securities with gross unrealized losses at June 30, 2019 and December 31, 2018 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	34,364	(273)	34,364	(273)
Municipal securities	-	-	607	(28)	607	(28)
Collateralized debt obligations	-	-	2,047	(1,408)	2,047	(1,408)
Total temporarily impaired	$-	$-	$37,018	$(1,709)	$37,018	$(1,709)
Number of securities		0		31		31

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored entities	$-	$-	$3,866	$(131)	$3,866	$(131)
Collateralized mortgage obligations and residential mortgage-backed securities	28,388	(304)	89,234	(2,384)	117,622	(2,688)
Municipal securities	22,678	(367)	3,495	(157)	26,173	(524)
Collateralized debt obligations	-	-	2,049	(1,432)	2,049	(1,432)
Total temporarily impaired	$51,066	$(671)	$98,644	$(4,104)	$149,710	$(4,775)
Number of securities		52		75		127

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

Note 5 - Loans Receivable

Loans receivable are summarized below:

(Dollars in thousands)
	June 30, 2019	December 31, 2018
Loans secured by real estate:
Residential real estate	$301,770	$224,082
Home equity	50,093	45,423
Commercial real estate	275,954	253,104
Construction and land development	71,655	64,433
Multifamily	51,149	47,234
Farmland	234	240
Total loans secured by real estate	750,855	634,516
Commercial business	112,238	103,628
Consumer	10,273	5,293
Government	19,284	21,101
Subtotal	892,650	764,538
Less:
Net deferred loan origination fees	1,804	530
Undisbursed loan funds	(180)	(668)
Loans receivable	$894,274	$764,400

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2019:

Allowance for loan losses:
Residential real estate	$1,680	$(18)	$4	$(6)	$1,660
Home equity	194	-	2	6	202
Commercial real estate	3,485	-	-	44	3,529
Construction and land development	777	-	-	29	806
Multifamily	434	-	-	19	453
Farmland	-	-	-	-	-
Commercial business	1,391	-	10	116	1,517
Consumer	254	(7)	6	303	556
Government	21	-	-	-	21
Total	$8,236	$(25)	$22	$511	$8,744

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2018:

Allowance for loan losses:
Residential real estate	$1,493	$(38)	$-	$68	$1,523
Home equity	159	(5)	-	29	183
Commercial real estate	2,996	-	2	172	3,170
Construction and land development	661	-	-	(50)	611
Multifamily	615	-	-	(8)	607
Farmland	4	-	-	-	4
Commercial business	1,077	(3)	107	83	1,264
Consumer	35	(14)	5	10	36
Government	57	-	-	(7)	50
Total	$7,097	$(60)	$114	$297	$7,448

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2019:

Allowance for loan losses:
Residential real estate	$1,715	$(66)	$18	$(7)	$1,660
Home equity	202	-	2	(2)	202
Commercial real estate	3,335	-	-	194	3,529
Construction and land development	756	-	-	50	806
Multifamily	472	-	-	(19)	453
Farmland	-	-	-	-	-
Commercial business	1,362	-	16	139	1,517
Consumer	82	(25)	9	490	556
Government	38	-	-	(17)	21
Total	$7,962	$(91)	$45	$828	$8,744

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2018:

Allowance for loan losses:
Residential real estate	$1,568	$(106)	$-	$61	$1,523
Home equity	166	(24)	-	41	183
Commercial real estate	3,125	(119)	2	162	3,170
Construction and land development	618	-	-	(7)	611
Multifamily	622	-	-	(15)	607
Farmland	-	-	-	4	4
Commercial business	1,298	(529)	117	378	1,264
Consumer	31	(22)	9	18	36
Government	54	-	-	(4)	50
Total	$7,482	$(800)	$128	$638	$7,448

The Bancorp's impairment analysis is summarized below:

	Ending Balances
(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Loans individually evaluated for impairment	Purchased credit impaired loans individually evaluated for impairment	Loans collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at June 30, 2019:

Residential real estate	$22	$1,638	$301,488	$547	$1,894	$299,047
Home equity	11	191	50,155	214	225	49,716
Commercial real estate	196	3,333	275,954	1,651	485	273,818
Construction and land development	-	806	71,655	-	-	71,655
Multifamily	-	453	51,149	-	701	50,448
Farmland	-	-	234	-	-	234
Commercial business	334	1,183	112,076	1,753	1,152	109,171
Consumer	-	556	12,279	-	-	12,279
Government	-	21	19,284	-	-	19,284
Total	$563	$8,181	$894,274	$4,165	$4,457	$885,652

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2018:

Residential real estate	$22	1,693	223,323	$570	$980	$221,773
Home equity	9	193	45,483	141	123	45,219
Commercial real estate	210	3,125	253,104	1,703	402	250,999
Construction and land development	-	756	64,433	-	-	64,433
Multifamily	-	472	47,234	-	-	47,234
Farmland	-	-	240	-	-	240
Commercial business	5	1,357	103,439	423	1,440	101,576
Consumer	-	82	6,043	-	-	6,043
Government	-	38	21,101	-	-	21,101
Total	$246	$7,716	$764,400	$2,837	$2,945	$758,618

The Bancorp's credit quality indicators are summarized below at June 30, 2019 and December 31, 2018:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	June 30, 2019
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$881	$115,857	$105,661	$13,342	$55,872	3,900	5,975	$301,488
Home equity	64	7,639	39,725	258	1,161	744	564	50,155
Commercial real estate	-	4,336	85,845	126,413	53,058	4,253	2,049	275,954
Construction and land development	-	310	23,891	32,407	15,047	-	-	71,655
Multifamily	-	934	18,915	27,298	3,161	140	701	51,149
Farmland	-	-	-	-	234	-	-	234
Commercial business	9,634	21,596	20,230	36,348	20,081	2,423	1,764	112,076
Consumer	2,155	2,666	6,371	190	897	-	-	12,279
Government	-	1,889	13,485	3,910	-	-	-	19,284
Total	$12,734	$155,227	$314,123	$240,166	$149,511	$11,460	$11,053	$894,274

	December 31, 2018
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$261	$58,276	$100,374	$10,404	$44,734	$3,908	$5,366	$223,323
Home equity	192	3,736	40,165	37	323	657	373	45,483
Commercial real estate	-	5,042	78,611	110,984	51,982	4,715	1,770	253,104
Construction and land development	-	322	24,271	29,383	10,457	-	-	64,433
Multifamily	-	569	19,255	23,417	3,844	149	-	47,234
Farmland	-	-	-	-	240	-	-	240
Commercial business	10,655	19,127	20,941	34,996	14,034	2,958	728	103,439
Consumer	925	2,953	1,040	196	909	20	-	6,043
Government	-	2,111	14,795	4,195	-	-	-	21,101
Total	$12,033	$92,136	$299,452	$213,612	$126,523	$12,407	$8,237	$764,400

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

During the first six months of 2019, three home equity loans and one commercial business loan totaling $128 thousand were renewed as troubled debt restructurings. No troubled debt restructurings have subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the six months ended
	As of June 30, 2019			June 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,284	$3,762	$-	$1,813	$31
Home equity	375	398	-	344	3
Commercial real estate	1,665	2,264	-	1,655	33
Construction and land development	-	-	-	-	-
Multifamily	701	783	-	472	3
Farmland	-	-	-	-	-
Commercial business	2,565	2,695	-	1,967	43
Consumer	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	157	157	22	159	2
Home equity	64	64	11	59	1
Commercial real estate	471	471	196	478	-
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	340	340	334	145	-
Consumer	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,441	$3,919	$22	$1,972	$33
Home equity	$439	$462	$11	$403	$4
Commercial real estate	$2,136	$2,735	$196	$2,133	$33
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$701	$783	$-	$472	$3
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,905	$3,035	$334	$2,112	$43
Consumer	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the six months ended
	As of December 31, 2018			June 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,389	$3,628	$-	$1,108	$16
Home equity	207	214	-	45	-
Commercial real estate	1,624	2,222	-	561	-
Construction & land development	-	-	-	89	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	1,799	2,038	-	257	-
Consumer	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	161	161	22	114	10
Home equity	57	57	9	20	-
Commercial real estate	481	481	210	160	16
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	64	64	5	186	8
Consumer	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,550	$3,789	$22	$1,222	$26
Home equity	$264	$271	$9	$65	$-
Commercial real estate	$2,105	$2,703	$210	$721	$16
Construction & land development	$-	$-	$-	$89	$-
Multifamily	$-	$-	$-	$-	$-
Farmland	$-	$-	$-	$-	$-
Commercial business	$1,863	$2,102	$5	$443	$8
Consumer	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At June 30, 2019, total purchased credit impaired loans with unpaid principal balances totaled $6.8 million with a recorded investment of $4.5 million. At December 31, 2018, purchased credit impaired loans with unpaid principal balances totaled $6.0 million with a recorded investment of $2.9 million.

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
June 30, 2019
Residential real estate	$4,342	$1,597	$4,612	$10,551	$290,937	$301,488	$294
Home equity	245	6	426	677	49,478	50,155	-
Commercial real estate	753	174	1,146	2,073	273,881	275,954	220
Construction and land development	248	-	-	248	71,407	71,655	-
Multifamily	-	-	438	438	50,711	51,149	173
Farmland	-	-	-	-	234	234	-
Commercial business	372	331	1,320	2,023	110,053	112,076	238
Consumer	181	34	-	215	12,064	12,279	-
Government	-	-	-	-	19,284	19,284	-
Total	$6,141	$2,142	$7,942	$16,225	$878,049	$894,274	$925

December 31, 2018
Residential real estate	$3,659	$909	$4,362	$8,930	$214,393	$223,323	$122
Home equity	143	5	304	452	45,031	45,483	50
Commercial real estate	842	18	611	1,471	251,633	253,104	-
Construction and land development	491	533	-	1,024	63,409	64,433	-
Multifamily	-	149	-	149	47,085	47,234	-
Farmland	-	-	-	-	240	240	-
Commercial business	733	260	436	1,429	102,010	103,439	149
Consumer	1	72	-	73	5,970	6,043	-
Government	-	-	-	-	21,101	21,101	-
Total	$5,869	$1,946	$5,713	$13,528	$750,872	$764,400	$321

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	June 30, 2019	December 31, 2018
Residential real estate	$5,720	$5,135
Home equity	543	270
Commercial real estate	926	695
Construction and land development	-	-
Multifamily	265	-
Farmland	-	-
Commercial business	1,521	495
Consumer	-	-
Government	-	-
Total	$8,975	$6,595

For the acquisitions of First Federal Savings & Loan (“First Federal”), Liberty Savings Bank (“Liberty Savings”), First Personal Bank (“First Personal”), and A.J. Smith Federal Savings Bank (“AJ Smith”), as part of the fair value of loans receivable, a net fair value discount was established for loans as summarized below:

(dollars in thousands)	First Federal		Liberty Savings		First Personal		AJ Smith
	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months
Residential real estate	$1,062	59	$1,203	44	$948	56	$3,734	52
Home equity	44	29	5	29	51	50	141	32
Commercial real estate	-	-	-	-	208	56	8	9
Construction and land development	-	-	-	-	1	30	-	-
Multifamily	-	-	-	-	11	48	2	48
Consumer	-	-	-	-	146	50	1	5
Commercial business	-	-	-	-	348	24	-	-
Purchased credit impaired loans	-	-	-	-	424	32	-	-
Total	$1,106		$1,208		$2,137		$3,886

Accretable yield, or income recorded for the six months ended June 30, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
2018	$36	$68	$-	$-	$104
2019	22	42	357	451	$872

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal	AJ Smith	Total
2019	$281	$455	$736
2020	538	879	1,417
2021	345	871	1,216
2022	334	871	1,205
2023	75	359	434
Total	$1,573	$3,435	$5,008

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	June 30, 2019	December 31, 2018
Residential real estate	$1,155	$1,132
Commercial real estate	126	126
Construction and land development	-	149
Commercial business	220	220
Total	$1,501	$1,627

Note 7 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $11.1 million with the acquisitions of AJSB, First Personal, First Federal, and Liberty Savings. Goodwill of $2.9 million, $5.4 million, $2.0 million, and $804 thousand were established with the acquisition of AJSB, First Personal, First Federal, and Liberty Savings, respectively. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $11.1 million and $8.2 million as of June 30, 2019 and December 31, 2018, respectively.

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

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
Current period	$6	$29	$238	$187	$460
Remainder 2019	6	29	237	224	496
2020	12	58	475	449	994
2021	12	58	475	449	994
2022	1	58	475	449	983
2023	-	38	475	449	962
2024	-	-	470	449	919
2025	-	-	-	261	261
Total	$37	$270	$2,845	$2,917	$6,069

For the First Personal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $133 thousand that is being amortized over 8 months on a straight line basis. Approximately $53 thousand of amortization was taken as income during the six months ended June 30, 2019. The premium has been fully amortized as of June 30, 2019. For the AJSB acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $174 thousand that is being amortized over 14 months on a straight line basis. Approximately $64 thousand of amortization was taken as income during the six months ended June 30, 2019. It is estimated that an additional $76 thousand of amortization will occur during 2019 and an additional $34 thousand of amortization will occur during 2020.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Basic earnings per common share:
Net income as reported	$4,023	$2,511	$6,245	$5,072
Weighted average common shares outstanding	3,451,961	2,868,250	3,397,872	2,867,834
Basic earnings per common share	$1.17	$0.88	$1.84	$1.77
Diluted earnings per common share:			-
Net income as reported	$4,023	$2,511	$6,245	$5,072
Weighted average common shares outstanding	3,451,961	2,868,250	3,397,872	2,867,834
Weighted average common and dilutive potential common shares outstanding	3,451,961	2,868,250	3,397,872	2,867,834
Diluted earnings per common share	$1.17	$0.88	$1.84	$1.77

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the six months ended June 30, 2019, stock based compensation expense of $154 thousand was recorded, compared to $104 thousand for the six months ended June 30, 2018. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $556 thousand through 2022 with an additional $139 thousand in 2019, $246 thousand in 2020, $152 thousand in 2021, and $19 thousand in 2022.

There were no incentive stock options granted during the first six months of 2019 or 2018. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. At June 30, 2019, there were no outstanding incentive stock options.

There were 7,407 shares of restricted stock granted during the first six months of 2019 compared to 4,433 shares granted during the first six months of 2018. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the year ended December 31, 2018 and six months ended June 30, 2019 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	30,690	$28.51
Granted	4,433	43.50
Vested	(7,700)	22.64
Forfeited	-	-
Non-vested at December 31, 2018	27,423	$32.58

Non-vested at January 1, 2019	27,423	$32.58
Granted	7,407	43.00
Vested	(4,310)	28.37
Forfeited	-	-
Non-vested at June 30, 2019	30,520	$35.70

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

Note 12 - Upcoming Accounting Standards

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance will be effective for the Bancorp's year ending December 31, 2020. However, in July 2019, the FASB proposed changes to the effective date of this ASU for smaller reporting companies, such as the Bancorp, and other non-SEC reporting entities. The proposal would delay the effective date of this ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Bancorp is a smaller reporting company, the proposed delay would be applicable to the Bancorp if it is approved by the FASB. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is in the process of evaluating the impact adoption of this update will have on the Bancorp’s consolidated financial statements. This process of evaluation has engaged multiple areas of the Bancorp’s management in discussing loss estimation methods and the application of these methods to specific segments of the loans receivable portfolio. Management has been actively monitoring developments and evaluating the use of different methods allowed. Due to continuing development of understanding of application, additional time is required to understand how this ASU will affect the Bancorp’s financial statements. Management plans on running parallel calculations during the year and finalizing a method or methods of adoption in time for the effective date.

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

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized
debt obligations
other-than-temporary
impairment
Ending balance, December 31, 2018	$235
Additions not previously recognized	-
Ending balance, June, 2019	$235

At June 30, 2019, trust preferred securities with a cost basis of $3.5 million continue to be in “payment in kind” status. These trust preferred securities classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these trust preferred securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2019. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2019 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$5,598	$5,598	$-	$-
U.S. treasury securities	599	-	599	-
U.S. government sponsored entities	13,082	-	13,082	-
Collateralized mortgage obligations and residential mortgage-backed securities	145,174	-	145,174	-
Municipal securities	92,242	-	92,242	-
Collateralized debt obligations	2,047	-	-	2,047
Total securities available-for-sale	$258,742	$5,598	$251,097	$2,047

		Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$2,480	$2,480	$-	$-
U.S. treasury securities	-	-	-	-
U.S. government sponsored entities	7,894	-	7,894	-
Collateralized mortgage obligations and residential mortgage-backed securities	135,281	-	135,281	-
Municipal securities	94,064	-	94,064	-
Collateralized debt obligations.	2,049	-	-	2,049
Total securities available-for-sale	$241,768	$2,480	$237,239	$2,049

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2018	$3,439
Principal payments	(51)
Total unrealized gains, included in other comprehensive income	(36)
Transfers in and/or (out) of Level 3	(1,303)
Ending balance, December 31, 2018	$2,049

Beginning balance, January 1, 2019	$2,049
Principal payments	(26)
Total unrealized gains, included in other comprehensive income	24
Sale out of Level 3	-
Ending balance, June 30, 2019	$2,047

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2019 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,059	$-	$-	$8,059
Foreclosed real estate	1,501	-	-	1,501

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,536	$-	$-	$5,536
Foreclosed real estate	1,627	-	-	1,627

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $8.6 million and the related specific reserves totaled approximately $563 thousand, resulting in a fair value of impaired loans totaling approximately $8.1 million, at June 30, 2019. The recorded investment of impaired loans was approximately $5.8 million and the related specific reserves totaled approximately $246 thousand, resulting in a fair value of impaired loans totaling approximately $5.5 million, at December 31, 2018. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	June 30, 2019		Estimated Fair Value Measurements at June 30, 2019 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$61,172	$61,172	$61,172	$-	$-
Certificates of deposit in other financial institutions	1,970	1,940	-	1,940	-
Securities available-for-sale	258,742	258,742	5,598	251,097	2,047
Loans held-for-sale	3,835	3,920	3,920	-	-
Loans receivable, net	885,530	891,109	-	-	891,109
Federal Home Loan Bank stock	3,912	3,912	-	3,912	-
Accrued interest receivable	4,131	4,131	-	4,131	-

Financial liabilities:
Non-interest bearing deposits	178,394	178,394	178,394	-	-
Interest bearing deposits	948,727	947,957	631,162	316,795	-
Repurchase agreements	20,628	20,628	18,863	1,765	-
Borrowed funds	18,000	18,081	-	18,081	-
Accrued interest payable	166	166	-	166	-

	December 31, 2018		Estimated Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$17,139	$17,139	$17,139	$-	$-
Certificates of deposit in other financial institutions	2,024	2,001	-	2,001	-
Securities available-for-sale	241,768	241,768	2,480	237,239	2,049
Loans held-for-sale	2,863	2,910	2,910	-	-
Loans receivable, net	756,438	747,553	-	-	747,553
Federal Home Loan Bank stock	3,460	3,460	-	3,460	-
Accrued interest receivable	3,632	3,632	-	3,632	-

Financial liabilities:
Non-interest bearing deposits	127,277	127,277	127,277	-	-
Interest bearing deposits	802,509	800,349	543,617	256,732	-
Repurchase agreements	11,628	11,626	9,867	1,759	-
Borrowed funds	43,000	42,888	-	42,888	-
Accrued interest payable	186	186	-	186	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended June 30, 2019 and December 31, 2018:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB (“the Bank”), an Indiana savings bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2019, as compared to December 31, 2018, and the results of operations for the quarter and six months ending June 30, 2019, and June 30, 2018. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

At June 30, 2019, the Bancorp had total assets of $1.3 billion, total loans receivable of $894.3 million and total deposits of $1.1 billion. Stockholders' equity totaled $128.8 million or 9.84% of total assets, with a book value per share of $42.52. Net income for the quarter ended June 30, 2019, was $4.0 million, or $1.17 earnings per common share for both basic and diluted calculations. For the quarter ended June 30, 2019, the return on average assets (ROA) was 1.27%, while the return on average stockholders’ equity (ROE) was 12.77%. Net income for the six months ended June 30, 2019, was $6.2 million, or $1.84 earnings per common share for both basic and diluted calculations. For the six months ended June 30, 2019, the ROA was 1.00%, while the ROE was 10.25%.

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

The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.7 million. Based upon the closing price of NWIN’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $32.9 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. As of June 30, 2019, acquisition costs related to the AJSB Merger equaled approximately $2.1 million. The acquisition further expanded the Bank’s banking center network in Cook County, Illinois, expanding the Bank’s full-service retail banking network to 22 banking centers.

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

Financial Condition

During the six months ended June 30, 2019, total assets increased by $213.2 million (19.4%), with interest-earning assets increasing by $180.8 million (17.8%). At June 30, 2019, interest-earning assets totaled $1.2 billion compared to $1.0 billion at December 31, 2018. Earning assets represented 91.6% of total assets at June 30, 2019 and 92.9% of total assets at December 31, 2018. The increase in total assets and interest earning assets for the six months was primarily the result of the completion of the acquisition of AJSB as well as internally generated growth.

Net loans receivable totaled $885.5 million at June 30, 2019, compared to $756.4 million at December 31, 2018. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	June 30,
	2019		December 31,
(Dollars in thousands)	(unaudited)		2018
	Balance	% Loans	Balance	% Loans

Residential real estate	$301,488	33.7%	223,323	29.2%
Home equity	50,155	5.6%	45,483	6.0%
Commercial real estate	275,954	30.9%	253,104	33.1%
Construction and land development	71,655	8.0%	64,433	8.4%
Multifamily.	51,149	5.7%	47,234	6.2%
Farmland	234	0.0%	240	0.0%
Consumer	12,279	1.4%	6,043	0.8%
Commercial business	112,076	12.5%	103,439	13.5%
Government	19,284	2.2%	21,101	2.8%
Loans receivable	$894,274	100.0%	$764,400	100.0%

Adjustable rate loans / loans receivable	$490,694	54.9%	$348,559	45.6%

	June 30,
	2019	December 31,
	(unaudited)	2018

Loans receivable to total assets	68.3%	69.7%
Loans receivable to earning assets	74.6%	75.1%
Loans receivable to total deposits	79.3%	82.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the six months ended June 30, 2019, the Bancorp originated $29.6 million in new fixed rate mortgage loans for sale, compared to $24.3 million during the six months ended June 30, 2018. Net gains realized from the mortgage loan sales totaled $642 thousand for the six months ended June 30, 2019, compared to $570 thousand for the six months ended June 30, 2018. At June 30, 2019, the Bancorp had $3.8 million in loans that were classified as held for sale, compared to $2.9 million at December 31, 2018.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At June 30, 2019, non-performing loans that remained accruing and more than 90 days past due include four residential real estate loans totaling $294 thousand, one commercial business totaling $238 thousand, three commercial real estate loans totaling $220 thousand, and two multifamily loans totaling $173 thousand. The Bancorp will at times leave notes accruing, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	(unaudited) June 30, 2019	December 31, 2018
Residential real estate	$6,014	$5,257
Home equity	543	320
Commercial real estate	1,146	695
Construction and land development	-	-
Multifamily	438	-
Farmland	-	-
Commercial business	1,759	644
Consumer	-	-
Government	-	-
Total	$9,900	$6,916
Nonperforming loans to total loans	1.11%	0.90%
Nonperforming loans to total assets	0.76%	0.63%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2019 or December 31, 2018.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	(unaudited) June 30, 2019	December 31, 2018
Residential real estate	$5,975	$5,366
Home equity	564	373
Commercial real estate	2,049	1,770
Construction and land development	-	-
Multifamily	701	-
Farmland	-	-
Commercial business	1,764	728
Consumer	-	-
Government	-	-
Total	$11,053	$8,237

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	(unaudited) June 30, 2019	December 31, 2018
Residential real estate	$3,900	$3,908
Home equity	744	657
Commercial real estate	4,253	4,715
Construction and land development	-	-
Multifamily	140	149
Farmland	-	-
Commercial business	2,423	2,958
Consumer	-	20
Government	-	-
Total	$11,460	$12,407

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	(unaudited) June 30, 2019	December 31, 2018
Residential real estate	$2,441	$1,550
Home equity	439	264
Commercial real estate	2,136	2,105
Construction and land development	-	-
Multifamily	701	-
Farmland	-	-
Commercial business	2,905	1,863
Consumer	-	-
Government	-	-
Total	$8,622	$5,782

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)
Loan Segment	(unaudited) June 30, 2019	December 31, 2018
Residential real estate	$348	$598
Home equity	104	-
Commercial real estate	1,037	1,074
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	360	359
Consumer	-	-
Government	-	-
Total	$1,849	$2,031

The decrease in the troubled debt restructure loans reflected in the table above for the six months ending June 30, 2019 was the result of scheduled payments totaling $88 thousand and the removal of the TDR status for two residential and four home equity loans totaling $222 thousand due to positive payment performance, which was offset by the addition of one commercial business loan and three home equity loans totaling $128 thousand that were renewed with cash flow difficulties. These restructurings along with two commercial business loans to one customer and the AJSB purchased credit impaired loans all contributed to the increase in impaired loans.

The increase in the nonperforming, substandard, and impaired loans reflected in the tables above for the six months ending June 30, 2019, are the result of the completion of the AJSB acquisition as well as two commercial business loans to one customer which were not related to the acquisition. The reduction in the watch loans for the six months ending June 30, 2019, are the result of the movement of various loans out of watch, which was offset by the AJSB acquisition. AJSB loans totaling $1.0 million and two commercial business loans to one customer totaling $1.2 million contributed to the June 30, 2019 increase in nonperforming loans. AJSB loans totaling $1.5 million and two commercial business loans to one customer totaling $1.2 million contributed to the June 30, 2019 increase in substandard loans. The movement of various loans out of watch totaling $3.0 million contributed to the June 30, 2019 decrease in watch loans, which was offset by AJSB loans totaling $1.0 million. AJSB purchased credit impaired loans totaling $1.6 million and two commercial business loans to one customer totaling $1.2 million contributed to the June 30, 2019 increase in impaired loans.

At June 30, 2019, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the six months ended are summarized below:

(Dollars in thousands)

Loan Segment	(unaudited) June 30, 2019	(unaudited) June 30, 2018
Residential real estate	$(7)	$61
Home equity	(2)	41
Commercial real estate	194	162
Construction and land development	50	(7)
Multifamily	(19)	(15)
Farmland	-	4
Commercial business	139	378
Consumer	490	18
Government	(17)	(4)
Total	$828	$638

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	As of June 30, 2019
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(66)	$18	$(48)
Home equity	-	2	2
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	16	16
Consumer	(25)	9	(16)
Government	-	-	-
Total	$(91)	$45	$(46)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At June 30, 2019, total purchased credit impaired loans reserves totaled $2.3 million compared to $3.1 million at December 31, 2018. Additionally, the Bancorp has acquired loans where there was not evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired of $4.8 million at June 30, 2019, compared to $1.8 million at December 31, 2018. Details on these fair value marks and the additional reserves created can be found in Note 5, Loans Receivable.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	(unaudited) June 30, 2019	December 31, 2018

Allowance for loan losses	$8,744	$7,962
Total loans	$894,274	$764,400
Non-performing loans	$9,900	$6,916
ALL-to-total loans	0.98%	1.04%
ALL-to-non-performing loans (coverage ratio)	88.3%	115.1%

The June 30, 2019 balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience, current economic and market conditions, and additional reserves from acquisition accounting as described in the immediately preceding paragraph. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At June 30, 2019, foreclosed real estate totaled $1.5 million, which was comprised of twenty-four properties, compared to $1.6 million and twenty-four properties at December 31, 2018. Net gains from the sale of foreclosed real estate totaled $40 thousand for the six months ended June 30, 2019. At the end of June 2019, all of the Bancorp’s foreclosed real estate is located within its primary market area, which has been expanded into the Cook County, Illinois and Chicagoland metropolitan area with the acquisition of First Personal and AJSB.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $258.7 million at June 30, 2019, compared to $241.8 million at December 31, 2018, an increase of $17.0 million (7.0%). The increase in the securities portfolio during the year is a result of market value adjustments and the AJSB acquisition. At June 30, 2019, the securities portfolio represented 21.6% of interest-earning assets and 19.8% of total assets compared to 23.7% of interest-earning assets and 22.1% of total assets at December 31, 2018.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30,
	2019		December 31,
(Dollars in thousands)	(unaudited)		2018
	Balance	% Securities	Balance	% Securities

Money market fund	$5,598	2.2%	$2,480	1.0%
U.S. treasury securities	599	0.2%	-	0.0%
U.S. government sponsored entities	13,082	5.1%	7,894	3.3%
Collateralized mortgage obligations and residential mortgage-backed securities	145,174	56.1%	135,281	56.0%
Municipal securities	92,242	35.7%	94,064	38.9%
Collateralized debt obligations	2,047	0.7%	2,049	0.8%
Total securities available-for-sale	$258,742	100.0%	$241,768	100.0%

	June 30,
	2019	December 31,	YTD
(Dollars in thousands)	(unaudited)	2018	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$27,739	$3,116	$24,623	790.2%
Fed funds sold	8,720	763	7,957	1042.9%
Certificates of deposit in other financial institutions	1,970	2,024	(54)	-2.7%
Federal Home Loan Bank stock	3,912	3,460	452	13.1%

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

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	June 30,
	2019	December 31,	YTD
(Dollars in thousands)	(unaudited)	2018	Change
	Balance	Balance	$	%

Checking	$409,458	$341,677	$67,781	19.8%
Savings	214,107	160,490	53,617	33.4%
Money market	185,991	168,727	17,264	10.2%
Certificates of deposit	317,565	258,892	58,673	22.7%
Total deposits	$1,127,121	$929,786	$197,335	21.2%

The overall increase in total deposits is primarily a result of the acquisition of AJSB, along with internally generated growth. This increase also reflects the cyclical nature and timing of municipality deposits.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	June 30,
	2019	December 31,	YTD
(Dollars in thousands)	(unaudited)	2018	Change
	Balance	Balance	$	%

Repurchase agreements	$20,628	$11,628	$9,000	77.4%
Borrowed funds	18,000	43,000	(25,000)	-58.1%
Total borrowed funds	$38,628	$54,628	$(16,000)	-29.3%

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

During the six months ended June 30, 2019, cash and cash equivalents increased by $44.0 million compared to a $8.8 million increase for the six months ended June 30, 2018. The primary sources of cash and cash equivalents were the acquisition of AJSB, growth of deposits, and proceeds from sales of securities. The primary uses of cash and cash equivalents were the purchase of securities, loan originations, and the repayment of FHLB advances. Cash provided by operating activities totaled $5.6 million for the six months ended June 30, 2019, compared to cash provided of $5.7 million for the six month period ended June 30, 2018. Cash provided from operating activities was primarily a result of net income, and sale of loans originated for sale, offset by the origination of loans for sale. Cash provided from investing activities totaled $3.2 million for the current period, compared to cash outflows of $26.0 million for the six months ended June 30, 2018. Cash provided from investing activities for the current six months were primarily related to the cash and cash equivalents from acquisition activity, offset against purchases of securities available-for-sale and origination of loans and cash paid for acquisition. Net cash provided from financing activities totaled $35.2 million during the current period compared to net cash provided of $29.0 million for the six months ended June 30, 2018. The net cash inflows from financing activities were primarily a result of net change in deposits offset against repayment of FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $1.9 million for the six months ended June 30, 2019 and $1.7 million for the six months ended June 30, 2018.

At June 30, 2019, outstanding commitments to fund loans totaled $199.0 million. Approximately 54.5% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $10.9 million at June 30, 2019. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2019, stockholders' equity increased by $27.3 million (27.0%). During the six months ended June 30, 2019, stockholders’ equity was primarily increased by net income of $6.2 million, increased unrealized gains on available securities of $5.6 million, and the issuance of 416,478 shares for $17.5 million as part of the acquisition of AJSB. Decreasing stockholders’ equity was the declaration of $2.1 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first six months of 2019 or 2018. During 2019, 4,310 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the financial statements, of which 1,058 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

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

During the six months ended June 30, 2019, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled trust preferred securities with a cost basis of $3.5 million. These investments currently have ratings that are below investment grade. As a result, approximately $16.5 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at June 30, 2019, and December 31, 2018, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$106.2	11.5%	$41.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$106.2	11.5%	$55.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$115.0	12.5%	$73.7	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$106.2	8.5%	$50.0	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$92.8	11.6%	$26.1	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$92.8	11.6%	$42.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$100.8	12.6%	$64.2	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$92.8	8.6%	$43.2	4.0%	N/A	N/A

In addition, the following table shows that, at June 30, 2019, and December 31, 2018, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$103.2	11.2%	$41.5	4.5%	$59.9	6.5%
Tier 1 capital to risk-weighted assets	$103.2	11.2%	$55.3	6.0%	$73.7	8.0%
Total capital to risk-weighted assets	$111.9	12.2%	$73.7	8.0%	$92.1	10.0%
Tier 1 capital to adjusted average assets	$103.2	8.3%	$49.7	4.0%	$62.1	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$89.9	11.2%	$36.2	4.5%	$52.2	6.5%
Tier 1 capital to risk-weighted assets	$89.9	11.2%	$48.2	6.0%	$64.3	8.0%
Total capital to risk-weighted assets	$97.9	12.2%	$64.3	8.0%	$80.3	10.0%
Tier 1 capital to adjusted average assets	$89.9	8.4%	$42.9	4.0%	$53.6	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2019, without the need for qualifying for an exemption or prior DFI approval, is $1.5 million plus 2019 net profits. Moreover, the FDIC and the FRB may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On May 31, 2019, the Board of Directors of the Bancorp declared a second quarter dividend of $0.31 per share. The Bancorp’s second quarter dividend was paid to shareholders on July 5, 2019.

Results of Operations - Comparison of the Quarter Ended June 30, 2019 to the Quarter Ended June 30, 2018

For the quarter ended June 30, 2019, the Bancorp reported net income of $4.0 million, compared to net income of $2.5 million for the quarter ended June 30, 2018, an increase of $1.5 million (60.2%). For the quarter, the ROA was 1.27%, compared to 1.07% for the quarter ended June 30, 2018. The ROE was 12.77% for the quarter ended June 30, 2019, compared to 11.04% for the quarter ended June 30, 2018.

Net interest income for the quarter ended June 30, 2019 was $11.2 million, an increase of $3.3 million (42.2%), compared to $7.9 million for the quarter ended June 30, 2018. The weighted-average yield on interest-earning assets was 4.65% for the quarter ended June 30, 2019, compared to 4.05% for the quarter ended June 30, 2018. The weighted-average cost of funds for the quarter ended June 30, 2019 was 0.78% compared to 0.53% for the quarter ended June 30, 2018. The impact of the 4.65% return on interest earning assets and the 0.78% cost of funds resulted in an interest rate spread of 3.87% for the current quarter, an increase from the 3.52% spread for the quarter ended June 30, 2018. The net interest margin on earning assets was 3.89% for the quarter ended June 30, 2019 and 3.56% for the quarter ended June 30, 2018. On a tax equivalent basis, the Bancorp’s net interest margin was 3.96% for the quarter ended June 30, 2019, compared to 3.78% for the quarter ended June 30, 2018. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2019			June 30, 2018
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$13,985	$92	2.63	$6,865	$32	1.86
Federal funds sold	3,818	36	3.77	1,585	4	1.01
Certificates of deposit in other financial institutions	2,118	15	2.83	1,526	7	1.83
Securities available-for-sale	253,421	1,732	2.73	238,669	1,665	2.79
Loans receivable	874,652	11,485	5.25	636,333	7,257	4.56
Federal Home Loan Bank stock	3,931	45	4.58	3,010	31	4.12
Total interest earning assets	1,151,925	$13,405	4.65	887,988	$8,996	4.05
Cash and non-interest bearing deposits in other financial institutions	29,756			9,839
Allowance for loan losses	(8,357)			(7,234)
Other noninterest bearing assets	91,808			53,755
Total assets	$1,265,132			$944,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,097,283	$2,011	0.73	$786,207	$838	0.43
Repurchase agreements	13,638	66	1.94	13,330	45	1.35
Borrowed funds	15,341	128	3.34	44,510	237	2.13
Total interest bearing liabilities	1,126,262	$2,205	0.78	844,047	$1,120	0.53
Other noninterest bearing liabilities	12,864			9,335
Total liabilities	1,139,126			853,382
Total stockholders' equity	126,006			90,966
Total liabilities and stockholders' equity	$1,265,132			$944,348

The increase in interest income for interest bearing deposits in other financial institutions was the result of higher average balances for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. The increase in interest income for federal funds sold was primarily the result of higher average balances and rates received for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. The increase in interest income for certificates of deposit in other financial institutions was the result of higher average balances and higher average rates received in short term rates for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. The increase in interest income for securities available-for-sale was primarily the result of higher average balances for the quarter ended June 30, 2019, compared to the quarter ended June 30 2018. The increase in interest income for loans receivable was the result of higher average balances, higher weighted average rates, and the recognition of one-time gains from excess reserves associated with purchase credit impaired loans from the former acquisitions of First Federal Savings & Loan and Liberty Savings Bank during the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. The increase in the interest expense of total deposits was the result of higher average balances and higher weighted average rates for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. The increase in the interest expense for repurchase agreements was the result of higher weighted average rates for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018. The decrease in the interest expense for borrowed funds was the result of lower average balances for the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018.

The following table shows the change in noninterest income for the quarter ending June 30, 2019, and June 30, 2018.

	Three Months Ended
(Dollars in thousands)	June 30,		Three Months Ended
	2019	2018	$ Change	% Change
Noninterest income:
Fees and service charges	$1,243	$947	$296	31.3%
Wealth management operations	479	424	55	13.0%
Gain on sale of securities, net	301	246	55	22.4%
Gain on sale of loans held-for-sale, net	400	359	41	11.4%
Increase in cash value of bank owned life insurance	179	120	59	49.2%
Gain on sale of foreclosed real estate, net	13	68	(55)	-80.9%
Other	54	39	15	38.5%
Total noninterest income	$2,669	$2,203	$466	21.2%

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

The following table shows the change in noninterest expense for the quarter ending June 30, 2019, and June 30, 2018.

	Three Months Ended
(Dollars in thousands)	June 30,		Three Months Ended
	2019	2018	$ Change	% Change
Noninterest expense:
Compensation and benefits	$4,600	$3,516	$1,084	30.8%
Occupancy and equipment	1,169	842	327	38.8%
Data processing	351	703	(352)	-50.1%
Marketing	176	166	10	6.0%
Federal deposit insurance premiums	177	75	102	136.0%
Other	1,951	1,604	347	21.6%
Total noninterest expense	$8,424	$6,906	$1,518	22.0%

The increase in compensation and benefits is primarily the result of increased compensation due to the acquisition of AJSB and First Personal. Additionally, increases to compensation and benefits can be attributed to management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to the First Personal and AJSB acquisitions and related assets brought over. The decrease in data processing expense is primarily related to timing of the First Personal and AJSB acquisitions. The increase in other operating expenses is related to generally higher third party costs. The Bancorp’s efficiency ratio was 60.7% for the quarter ended June 30, 2019, compared to 68.5% for the quarter ended June 30, 2018. The decreased ratio is related primarily to the increase in interest income. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period. The acquisition of AJSB and First Personal acquisitions are discussed in Note 3 of the financial statements.

Income tax expenses for the quarter ended June 30, 2019, totaled $911 thousand, compared to income tax expense of $365 thousand for the quarter ended June 30, 2018, an increase of $546 thousand (149.6%). The combined effective federal and state tax rates for the Bancorp was 18.5% for the quarter ended June 30, 2019, compared to 12.7% for the quarter ended June 30, 2018. The Bancorp’s higher current period effective tax rate is a result of a larger increase to earnings relative to increased tax preferred income.

Results of Operations - Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

For the six months ended June 30, 2019, the Bancorp reported net income of $6.2 million, compared to net income of $5.1 million for the six months ended June 30, 2018, an increase of $1.2 million (23.1%). For the six months ended, the ROA was 1.00%, compared to 1.08% for the six months ended June 30, 2018. The ROE was 10.25% for the six months ended June 30, 2019, compared to 11.12% for the six months ended June 30, 2018.

Net interest income for the six months ended June 30, 2019, was $21.8 million, an increase of $6.1 million (38.7%), compared to $15.7 million for the six months ended June 30, 2018. The weighted-average yield on interest-earning assets was 4.53% for the six months ended June 30, 2019, compared to 4.02% for the six months ended June 30, 2018. The weighted-average cost of funds for the six months ended June 30, 2019, was 0.74% compared to 0.48% for the six months ended June 30, 2018. The impact of the 4.53% return on interest earning assets and the 0.74% cost of funds resulted in an interest rate spread of 3.79% for the current six months, which is an increase from the spread of 3.54% as of June 30, 2018. The net interest margin on earning assets was 3.81% for the six months ended June 30, 2019, and 3.56% for the six months ended June 30, 2018. On a tax equivalent basis, the Bancorp’s net interest margin was 3.88% for the six months ended June 30, 2019, compared to 3.75% for the six months ended June 30, 2018. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$26,840	$176	1.31	$4,915	$42	1.71
Federal funds sold	4,644	77	3.32	1,029	5	0.97
Certificates of deposit in other financial institutions	2,194	32	2.92	1,581	13	1.64
Securities available-for-sale	250,016	3,489	2.79	239,868	3,336	2.78
Loans receivable	855,908	22,028	5.15	631,640	14,251	4.51
Federal Home Loan Bank stock	3,886	89	4.58	3,005	82	5.46
Total interest earning assets	1,143,488	$25,891	4.53	882,038	$17,729	4.02
Cash and non-interest bearing deposits in other financial institutions	23,628			10,351
Allowance for loan losses	(8,213)			(7,350)
Other noninterest bearing assets	88,967			53,699
Total assets	$1,247,870			$938,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,067,976	$3,683	0.69	$783,066	$1,513	0.39
Repurchase agreements	12,098	115	1.90	12,252	77	1.26
Borrowed funds	21,426	294	2.74	42,919	428	1.99
Total interest bearing liabilities	1,101,500	$4,092	0.74	838,237	$2,018	0.48
Other noninterest bearing liabilities	24,528			9,267
Total liabilities	1,126,028			847,504
Total stockholders' equity	121,842			91,234
Total liabilities and stockholders' equity	$1,247,870			$938,738

The increase in yields for interest bearing deposits in other financial institutions was the result of higher average balance for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in yields for certificates of deposits in other financial institutions was primarily the result of higher average balance and higher rates for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in yields for securities available-for-sale was the result of higher average balances and higher weighted average rates for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in yields for loans receivable was the result of higher average balances, higher weighted average rates, and the recognition of one-time gains from excess reserves associated with purchase credit impaired loans from the former acquisitions of First Federal Savings & Loan and Liberty Savings Bank during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in the cost of total deposits was the result of higher average balances and higher weighted average rates for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The decrease in the cost of borrowed was the result of lower average balances for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in the cost of repurchase agreements was the result of higher weighted average rates for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

The following table shows the change in noninterest income for the six months ending June 30, 2019, and June 30, 2018.

	Six Months Ended
(Dollars in thousands)	June 30,		Six Months Ended
	2019	2018	$ Change	% Change
Noninterest income:
Fees and service charges	$2,405	$1,839	$566	30.8%
Wealth management operations	979	839	140	16.7%
Gain on sale of securities, net	652	1,004	(352)	-35.1%
Gain on sale of loans held-for-sale, net	642	570	72	12.6%
Increase in cash value of bank owned life insurance	342	228	114	50.0%
Gain on sale of foreclosed real estate, net	40	100	(60)	-60.0%
Other	178	72	106	147.2%
Total noninterest income	$5,238	$4,652	$586	12.6%

The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place, as well the acquisition of First Personal and AJSB. The increase in wealth management income is related to book value changes in assets under management and the timing of one time fees. The decrease in gains on sale of securities is a result of current market conditions and maintaining current securities cash flows. The increase in gain on sale of loans held for sale is the result of continued efforts on loan growth and normal course of business sales. The increase in cash value of bank owned life insurance is related to the increased bank owned life insurance balances from the AJSB and First Personal acquisitions. The increase in other noninterest income is primarily driven by gains made on the sale of fixed assets.

The following table shows the change in noninterest expense for the six ending June 30, 2019, and June 30, 2018.

	Six Months Ended
(Dollars in thousands)	June 30,		Six Months Ended
	2019	2018	$ Change	% Change
Noninterest expense:
Compensation and benefits	$9,401	$7,376	$2,025	27.5%
Occupancy and equipment	2,291	1,695	596	35.2%
Data processing	1,947	1,064	883	83.0%
Marketing	613	300	313	104.3%
Federal deposit insurance premiums	268	159	109	68.6%
Other	4,193	3,279	914	27.9%
Total noninterest expense	$18,713	$13,873	$4,840	34.9%

The increase in compensation and benefits is primarily the result of increased compensation due to the acquisition of AJSB and First Personal. Additionally, increases to compensation and benefits can be attributed to management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to the First Personal and AJSB acquisitions and related assets brought over. The increase in data processing expense is primarily the result of data conversion expenses related to the acquisition of AJSB as well as increased utilization of systems. The increase in marketing expenses is primarily related to the acquisition of AJSB as well as regular advertising initiatives. The increase in other operating expenses is related to timing of acquisition costs for First Personal and AJ Smith. The Bancorp’s efficiency ratio was 69.2% for the six-months ended June 30, 2019, compared to 68.1% for the six-months ended June 30, 2018. The increased ratio is related primarily to the increase in noninterest expense. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period. The acquisition of AJSB and First Personal acquisitions are discussed in Note 3 of the financial statements.

Income tax expenses for the six months ended June 30, 2019 totaled $1.3 million, compared to income tax expense of $780 thousand for the six months ended June 30, 2018, an increase of $471 thousand (60.4%). The combined effective federal and state tax rates for the Bancorp was 16.7% for the six months ended June 30, 2019, compared to 13.3% for the quarter ended June 30, 2018. The Bancorp’s higher current period effective tax rate is a result of a larger increase to earnings relative to increased tax preferred income.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2018, remain unchanged.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2019, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the six months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the six months ended June 30, 2019 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2019 – January 31, 2019	-	N/A	-	48,828
February 1, 2019 – February 28, 2019	-	N/A	-	48,828
March 1, 2019 – March 31, 2019	-	N/A	-	48,828
April 1, 2019 – April 30, 2019	-	N/A	-	48,828
May 1, 2019 – May 31, 2019	-	N/A	-	48,828
June 1, 2019 – June 30, 2019	-	N/A	-	48,828

(1)	The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended June 30, 2019, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: August 8, 2019	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: August 8, 2019	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer