Form 10-Q
period 2019-09-30
NORTHWEST INDIANA BANCORP
filed 2019-10-30
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019 or

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

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ]

Smaller Reporting Company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 3,451,797 shares of the registrant’s Common Stock, without par value, outstanding at October 28, 2019.

NorthWest Indiana Bancorp

 Index

Page Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II. Other Information	44

SIGNATURES	46

EXHIBITS
10.1 NorthWest Indiana Bancorp Executive Change in Control Severance Plan
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	September 30,
(Dollars in thousands)	2019	December 31,
	(unaudited)	2018
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$26,839	$13,260
Interest bearing deposits in other financial institutions	42,953	3,116
Federal funds sold	2,150	763

Total cash and cash equivalents	71,942	17,139

Certificates of deposit in other financial institutions	2,170	2,024

Securities available-for-sale	261,054	241,768
Loans held-for-sale	4,641	2,863
Loans receivable	904,273	764,400
Less: allowance for loan losses	(9,174)	(7,962)
Net loans receivable	895,099	756,438
Federal Home Loan Bank stock	3,912	3,460
Accrued interest receivable	3,995	3,632
Premises and equipment	28,914	24,824
Foreclosed real estate	1,098	1,627
Cash value of bank owned life insurance	29,848	23,142
Goodwill	11,109	8,170
Other assets	16,687	11,071

Total assets	$1,330,469	$1,096,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$176,878	$127,277
Interest bearing	975,589	802,509
Total	1,152,467	929,786
Repurchase agreements	14,931	11,628
Borrowed funds	16,000	43,000
Accrued expenses and other liabilities	14,083	10,280

Total liabilities	1,197,481	994,694

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: September 30, 2019 - 3,451,797 December 31, 2018 - 3,029,157	-	-
Additional paid-in capital	29,589	11,927
Accumulated other comprehensive income/(loss)	4,418	(2,796)
Retained earnings	98,981	92,333

Total stockholders' equity	132,988	101,464

Total liabilities and stockholders' equity	$1,330,469	$1,096,158

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans receivable
Real estate loans	$9,452	$7,189	$27,853	$19,240
Commercial loans	1,654	1,266	4,989	3,457
Consumer loans	229	97	521	106
Total loan interest	11,335	8,552	33,363	22,803
Securities	1,659	1,709	5,237	5,127
Other interest earning assets	326	74	611	134

Total interest income	13,320	10,335	39,211	28,064

Interest expense:
Deposits	2,353	1,018	6,036	2,531
Repurchase agreements	64	47	179	124
Borrowed funds	108	254	402	682

Total interest expense	2,525	1,319	6,617	3,337

Net interest income	10,795	9,016	32,594	24,727
Provision for loan losses	494	312	1,322	950

Net interest income after provision for loan losses	10,301	8,704	31,272	23,777

Noninterest income:
Fees and service charges	$1,203	$991	$3,608	$2,830
Wealth management operations	447	414	1,426	1,253
Gain on sale of loans held-for-sale, net	681	451	1,323	1,021
Gain on sale of securities, net	102	151	754	1,155
Increase in cash value of bank owned life insurance	177	130	519	358
Benefit from bank owned life insurance	205	-	205	-
Gain on sale of foreclosed real estate, net	43	54	83	154
Other	39	32	217	104
Total noninterest income	$2,897	$2,223	$8,135	$6,875

Noninterest expense:
Compensation and benefits	$4,932	$4,669	$14,333	$12,045
Occupancy and equipment	1,231	829	3,522	2,524
Data processing	806	1,012	2,753	2,076
Marketing	170	223	783	523
Federal deposit insurance premiums	18	91	286	250
Other	2,112	2,233	6,305	5,512
Total noninterest expense	$9,269	$9,057	$27,982	$22,930

Income before income tax expenses	3,929	1,870	11,425	7,722
Income tax expenses	351	245	1,602	1,025
Net income	$3,578	$1,625	$9,823	$6,697

Earnings per common share:
Basic	$1.04	$0.54	$2.88	$2.29
Diluted	$1.04	$0.54	$2.88	$2.29

Dividends declared per common share	$0.31	$0.30	$0.92	$0.89

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2019	2018	2019	2018

Net income	$3,578	$1,625	$9,823	$6,697

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains/(losses) arising during the period	2,112	(2,071)	9,878	(7,301)
Less: reclassification adjustment for gains included in net income	(102)	(151)	(754)	(1,155)
Net securities gain/(loss) during the period	2,010	(2,222)	9,124	(8,456)
Tax effect	(422)	467	(1,910)	1,780
Net of tax amount	1,588	(1,755)	7,214	(6,676)

Comprehensive income/(loss), net of tax	$5,166	$(130)	$17,037	$21

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Three Months Ended
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at June 30, 2018	$-	$4,925	$(4,237)	$89,889	$90,577

Comprehensive income:
Net income	-	-	-	1,625	1,625
Net unrealized loss on securities available-for- sale, net of reclassification and tax effects	-	-	(1,755)	-	(1,755)
Comprehensive income					(130)
Net surrender value of 629 restricted stock awards		(27)			(27)
Stock-based compensation expense	-	50	-	-	50
Issuance of 161,875 shares at $42.80 per share, for acquisition of First Personal Financial Corporation	-	6,928	-	-	6,928
Cash dividends, $0.30 per share	-	-	-	(911)	(911)

Balance at September 30, 2018	$-	$11,876	$(5,992)	$90,603	$96,487

Balance at June 30, 2019	$-	$29,510	$2,830	$96,472	$128,812

Comprehensive income:
Net income	-	-	-	3,578	3,578
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	1,588	-	1,588
Comprehensive income					5,166
Stock-based compensation expense	-	79	-	-	79
Cash dividends, $0.31 per share	-	-	-	(1,069)	(1,069)

Balance at September 30, 2019	$-	$29,589	$4,418	$98,981	$132,988

	Nine Months Ended
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2018	$-	$4,867	$684	$86,509	$92,060

Comprehensive income:
Net income	-	-	-	6,697	6,697
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	(6,676)	-	(6,676)
Comprehensive income					21
Net surrender value of 1,658 restricted stock awards	-	(72)	-	-	(72)
Stock-based compensation expense	-	153	-	-	153
Issuance of 161,875 shares at $42.80 per share, for acquisition of First Personal Financial Corporation		6,928			6,928
Cash dividends, $0.89 per share	-	-	-	(2,603)	(2,603)

Balance at September 30, 2019	$-	$11,876	$(5,992)	$90,603	$96,487

Balance at January 1, 2019	$-	$11,927	$(2,796)	$92,333	$101,464

Comprehensive income:
Net income	-	-	-	9,823	9,823
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	7,214	-	7,214
Comprehensive income					17,037
Net surrender value of 1,245 restricted stock awards	-	(63)	-	-	(63)
Stock-based compensation expense	-	233	-	-	233
Issuance of 416,478 shares at $42.00 per share, for acquisition of AJS Bancorp, Inc	-	17,492	-	-	17,492
Cash dividends, $0.92 per share	-	-	-	(3,175)	(3,175)

Balance at September 30, 2019	$-	$29,589	$4,418	$98,981	$132,988

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,823	$6,697
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(54,555)	(41,823)
Sale of loans originated for sale	54,123	39,953
Depreciation and amortization, net of accretion	2,382	1,902
Amortization of mortgage servicing rights	48	48
Stock based compensation expense	233	154
Net surrender value of restricted stock awards	(63)	(72)
Gain on sale of securities, net	(754)	(1,155)
Gain on sale of loans held-for-sale, net	(1,323)	(1,021)
Gain on sale of premises and equipment, net	(126)	-
Gain on sale of foreclosed real estate, net	(83)	(154)
Benefit from bank owned life insurance	(205)	-
Provision for loan losses	1,322	950
Net change in:
Interest receivable	(363)	(298)
Other assets	(1,546)	(345)
Accrued expenses and other liabilities	2,322	(2,544)
Total adjustments	1,412	(4,405)
Net cash - operating activities	11,235	2,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposits in other financial institutions	(146)	1,150
Proceeds from maturities and pay downs of securities available-for-sale	20,627	17,747
Proceeds from sales of securities available-for-sale	35,859	29,049
Purchase of securities available-for-sale	(63,377)	(48,464)
Net change in loans receivable	(52,399)	(28,385)
Purchase of Federal Home Loan Bank Stock	59	(17)
Purchase of premises and equipment, net	(2,116)	(624)
Proceeds on sale of premises and equipment, net	228	-
Proceeds from sale of foreclosed real estate, net	960	1,273
Cash and cash equivalents from acquisition activity, net	52,195	18,261
Change in cash value of bank owned life insurance	(66)	(358)
Net cash - investing activities	(8,176)	(10,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	78,455	(15,180)
Proceeds from FHLB advances	-	62,000
Repayment of FHLB advances	(27,000)	(44,000)
Change in other borrowed funds	3,303	10,718
Dividends paid	(3,014)	(2,523)
Net cash - financing activities	51,744	11,015
Net change in cash and cash equivalents	54,803	2,939
Cash and cash equivalents at beginning of period	17,139	11,025
Cash and cash equivalents at end of period	$71,942	$13,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,608	$3,258
Income taxes	1,485	1,080
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$172,560	$137,449
Value of goodwill and other intangible assets	5,856	8,481
Fair value of liabilities assumed	145,546	130,313
Cash paid for acquisition	15,743	8,689
Issuance of common stock for acquisition	17,492	6,928
Noncash activities:
Transfers from loans to foreclosed real estate	$262	$253

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp” or “NWIN”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, Columbia Development Company, LLC, and Alliance NMTC Investment Fund, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2019 and December 31, 2018, and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2019 and 2018, and consolidated statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2019 and 2018. The income reported for the nine month period ended September 30, 2019 is not necessarily indicative of the results to be expected for the full year.

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

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on the valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the First Personal acquisition is allocated as follows:

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

The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.7 million. Based upon the closing price of NWIN’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $33.2 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. As of September 30, 2019, acquisition costs related to the AJSB Merger were approximately $2.1 million. The acquisition further expanded the Bank’s banking center network in Cook County, Illinois, expanding the Bank’s full-service retail banking network to 22 banking centers.

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

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2019
Money market fund	$5,771	$-	$-	$5,771
U.S. government sponsored entities	14,420	96	(3)	14,513
Collateralized mortgage obligations and residential mortgage-backed securities	138,832	1,894	(105)	140,621
Municipal securities	92,999	5,119	(39)	98,079
Collateralized debt obligations	3,448	-	(1,378)	2,070
Total securities available-for-sale	$255,470	$7,109	$(1,525)	$261,054

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2018
Money market fund	$2,480	$-	$-	$2,480
U.S. government sponsored entities	7,997	28	(131)	7,894
Collateralized mortgage obligations and residential mortgage-backed securities	137,834	135	(2,688)	135,281
Municipal securities	93,516	1,072	(524)	94,064
Collateralized debt obligations	3,481	-	(1,432)	2,049
Total securities available-for-sale	$245,308	$1,235	$(4,775)	$241,768

The estimated fair value of available-for-sale debt securities at September 30, 2019, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
September 30, 2019	Value	Yield (%)
Due in one year or less	$8,840	2.71
Due from one to five years	3,397	4.95
Due from five to ten years	20,270	3.71
Due over ten years	87,926	4.02
Collateralized mortgage obligations and residential mortgage-backed securities	140,621	2.70
Total	$261,054	3.25

Sales of available-for-sale securities were as follows for the nine months ended:

	(Dollars in thousands)
	September 30,	September 30,
	2019	2018

Proceeds	$35,859	$29,049
Gross gains	838	1,159
Gross losses	(84)	(4)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2018	$(2,796)
Current period change	7,214
Ending balance, September 30, 2019	$4,418

Securities with carrying values of approximately $69.2 million and $16.3 million were pledged as of September 30, 2019 and December 31, 2018, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law. The increase in pledged securities for September 30, 2019, was the result of new pledging requirements for Indiana public funds deposits.

Securities with gross unrealized losses at September 30, 2019 and December 31, 2018 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2019
U.S. government sponsored entities	$1,427	$(3)	$-	$-	$1,427	$(3)
Collateralized mortgage obligations and residential mortgage-backed securities	5,727	(34)	17,351	(71)	23,078	(105)
Municipal securities	2,579	(39)	-	-	2,579	(39)
Collateralized debt obligations	-	-	2,070	(1,378)	2,070	(1,378)
Total temporarily impaired	$9,733	$(76)	$19,421	$(1,449)	$29,154	$(1,525)
Number of securities		8		19		27

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
U.S. government sponsored entities	$-	$-	$3,866	$(131)	$3,866	$(131)
Collateralized mortgage obligations and residential mortgage-backed securities	28,388	(304)	89,234	(2,384)	117,622	(2,688)
Municipal securities	22,678	(367)	3,495	(157)	26,173	(524)
Collateralized debt obligations	-	-	2,049	(1,432)	2,049	(1,432)
Total temporarily impaired	$51,066	$(671)	$98,644	$(4,104)	$149,710	$(4,775)
Number of securities		52		75		127

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

Note 5 - Loans Receivable

Loans receivable are summarized below:

(Dollars in thousands)
	September 30, 2019	December 31, 2018
Loans secured by real estate:
Residential real estate	$298,138	$224,082
Home equity	49,719	45,423
Commercial real estate	282,536	253,104
Construction and land development	79,351	64,433
Multifamily	50,878	47,234
Farmland	230	240
Total loans secured by real estate	760,852	634,516
Commercial business	109,485	103,628
Consumer	763	495
Manufactured homes	12,882	4,798
Government	17,609	21,101
Subtotal	901,591	764,538
Less:
Net deferred loan origination fees	2,813	530
Undisbursed loan funds	(131)	(668)
Loans receivable	$904,273	$764,400

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2019:

Allowance for loan losses:
Residential real estate	$1,660	$(62)	$5	$149	$1,752
Home equity	202	-	2	23	227
Commercial real estate	3,529	-	-	178	3,707
Construction and land development	806	-	-	188	994
Multifamily	453	-	-	51	504
Farmland	-	-	-	-	-
Commercial business	1,517	(9)	8	405	1,921
Consumer	51	(13)	5	7	50
Manufactured homes	505	-	-	(505)	-
Government	21	-	-	(2)	19
Total	$8,744	$(84)	$20	$494	$9,174

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2018:

Allowance for loan losses:
Residential real estate	$1,523	$(30)	$-	$82	$1,575
Home equity	183	-	-	10	193
Commercial real estate	3,170	-	22	48	3,240
Construction and land development	611	-	-	(32)	579
Multifamily	607	-	-	(150)	457
Farmland	4	-	-	(1)	3
Commercial business	1,264	-	8	61	1,333
Consumer	36	(19)	8	298	323
Manufactured homes	-	-	-	-	-
Government	50	-	-	(4)	46
Total	$7,448	$(49)	$38	$312	$7,749

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2019:

Allowance for loan losses:
Residential real estate	$1,715	$(128)	$23	$142	$1,752
Home equity	202	-	4	21	$227
Commercial real estate	3,335	-	-	372	$3,707
Construction and land development	756	-	-	238	$994
Multifamily	472	-	-	32	$504
Farmland	-	-	-	-	$-
Commercial business	1,362	(9)	24	544	$1,921
Consumer	41	(38)	14	33	$50
Manufactured homes	41	-	-	(41)	$-
Government	38	-	-	(19)	$19
Total	$7,962	$(175)	$65	$1,322	$9,174

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2018:

Allowance for loan losses:
Residential real estate	$1,568	$(136)	$-	$143	$1,575
Home equity	166	(24)	-	51	193
Commercial real estate	3,125	(119)	24	210	3,240
Construction and land development	618	-	-	(39)	579
Multifamily	622	-	-	(165)	457
Farmland	-	-	-	3	3
Commercial business	1,298	(529)	125	439	1,333
Consumer	31	(41)	17	316	323
Manufactured homes	-	-	-	-	-
Government	54	-	-	(8)	46
Total	$7,482	$(849)	$166	$950	$7,749

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at September 30, 2019:

Residential real estate	$17	$1,735	$297,830	$628	$1,747	$295,455
Home equity	9	218	49,781	282	220	49,279
Commercial real estate	218	3,489	282,536	1,352	486	280,698
Construction and land development	-	994	79,351	-	-	79,351
Multifamily	-	504	50,878	-	684	50,194
Farmland	-	-	230	-	-	230
Commercial business	967	954	109,359	2,436	1,147	105,776
Consumer	-	50	1,334	-	-	1,334
Manufactured homes	-	-	15,365	-	-	15,365
Government	-	19	17,609	-	-	17,609
Total	$1,211	$7,963	$904,273	$4,698	$4,284	$895,291

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2018:

Residential real estate	$22	1,693	223,323	$570	$980	$221,773
Home equity	9	193	45,483	141	123	45,219
Commercial real estate	210	3,125	253,104	1,703	402	250,999
Construction and land development	-	756	64,433	-	-	64,433
Multifamily	-	472	47,234	-	-	47,234
Farmland	-	-	240	-	-	240
Commercial business	5	1,357	103,439	423	1,440	101,576
Consumer	-	82	643	-	-	643
Manufactured homes	-	-	5,400	-	-	5,400
Government	-	38	21,101	-	-	21,101
Total	$246	$7,716	$764,400	$2,837	$2,945	$758,618

The Bancorp's credit quality indicators are summarized below at September 30, 2019 and December 31, 2018:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	September 30, 2019
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$940	$114,219	$105,136	$13,338	$54,445	4,304	5,448	$297,830
Home equity	110	7,293	39,736	253	997	810	582	49,781
Commercial real estate	2,575	2,398	85,479	129,731	56,424	4,091	1,838	282,536
Construction and land development	-	573	21,143	42,371	15,264	-	-	79,351
Multifamily	-	920	18,426	27,673	3,042	133	684	50,878
Farmland	-	-	-	-	230	-	-	230
Commercial business	8,326	19,337	20,804	35,889	20,381	2,500	2,122	109,359
Consumer	689	3	637	-	5	-	-	1,334
Manufactured homes	2,483	2,571	9,256	186	869	-	-	15,365
Government	-	1,889	12,560	3,160	-	-	-	17,609
Total	$15,123	$149,203	$313,177	$252,601	$151,657	$11,838	$10,674	$904,273

	December 31, 2018
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$261	$58,276	$100,374	$10,404	$44,734	$3,908	$5,366	$223,323
Home equity	192	3,736	40,165	37	323	657	373	45,483
Commercial real estate	-	5,042	78,611	110,984	51,982	4,715	1,770	253,104
Construction and land development	-	322	24,271	29,383	10,457	-	-	64,433
Multifamily	-	569	19,255	23,417	3,844	149	-	47,234
Farmland	-	-	-	-	240	-	-	240
Commercial business	10,655	19,127	20,941	34,996	14,034	2,958	728	103,439
Consumer	202	-	441	-	-	-	-	643
Manufactured homes	723	2,953	599	196	909	20	-	5,400
Government	-	2,111	14,795	4,195	-	-	-	21,101
Total	$12,033	$92,136	$299,452	$213,612	$126,523	$12,407	$8,237	$764,400

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

During the first nine months of 2019, five home equity loans and one commercial business loan totaling $472 thousand were renewed as troubled debt restructurings and two loans, consisting of one commercial business and one residential loan, totaling $135 thousand were restructured as new TDR loans. Two troubled debt restructurings totaling $163 thousand have subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the nine months ended
	As of September 30, 2019			September 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,222	$3,697	$-	$1,915	$55
Home equity	439	462	-	368	6
Commercial real estate	1,380	1,976	-	1,586	41
Construction and land development	-	-	-	-	-
Multifamily	684	766	-	525	12
Farmland	-	-	-	-	-
Commercial business	1,832	1,942	-	1,933	63
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	153	153	17	158	3
Home equity	63	63	9	60	1
Commercial real estate	458	458	218	473	-
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	1,751	1,751	967	547	3
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,375	$3,850	$17	$2,073	$58
Home equity	$502	$525	$9	$428	$7
Commercial real estate	$1,838	$2,434	$218	$2,059	$41
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$684	$766	$-	$525	$12
Farmland	$-	$-	$-	$-	$-
Commercial business	$3,583	$3,693	$967	$2,480	$66
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the nine months ended
	As of December 31, 2018			September 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,389	$3,628	$-	$1,208	$61
Home equity	207	214	-	87	1
Commercial real estate	1,624	2,222	-	1,114	46
Construction & land development	-	-	-	67	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	1,799	2,038	-	651	20
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	161	161	22	114	4
Home equity	57	57	9	29	-
Commercial real estate	481	481	210	280	3
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	64	64	5	159	1
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,550	$3,789	$22	$1,322	$65
Home equity	$264	$271	$9	$116	$1
Commercial real estate	$2,105	$2,703	$210	$1,394	$49
Construction & land development	$-	$-	$-	$67	$-
Multifamily	$-	$-	$-	$-	$-
Farmland	$-	$-	$-	$-	$-
Commercial business	$1,863	$2,102	$5	$810	$21
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
September 30, 2019
Residential real estate	$2,179	$1,716	$4,268	$8,163	$289,667	$297,830	$318
Home equity	300	20	582	902	48,879	49,781	136
Commercial real estate	6,655	-	976	7,631	274,905	282,536	63
Construction and land development	-	299	-	299	79,052	79,351	-
Multifamily	282	133	31	446	50,432	50,878	31
Farmland	-	-	-	-	230	230	-
Commercial business	535	133	2,186	2,854	106,505	109,359	237
Consumer	-	-	-	-	1,334	1,334	-
Manufactured homes	165	128	-	293	15,072	15,365	-
Government	-	-	-	-	17,609	17,609	-
Total	$10,116	$2,429	$8,043	$20,588	$883,685	$904,273	$785

December 31, 2018
Residential real estate	$3,659	$909	$4,362	$8,930	$214,393	$223,323	$122
Home equity	143	5	304	452	45,031	45,483	50
Commercial real estate	842	18	611	1,471	251,633	253,104	-
Construction and land development	491	533	-	1,024	63,409	64,433	-
Multifamily	-	149	-	149	47,085	47,234	-
Farmland	-	-	-	-	240	240	-
Commercial business	733	260	436	1,429	102,010	103,439	149
Consumer	1	-	-	1	642	643	-
Manufactured homes	-	72	-	72	5,328	5,400	-
Government	-	-	-	-	21,101	21,101	-
Total	$5,869	$1,946	$5,713	$13,528	$750,872	$764,400	$321

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	September 30, 2019	December 31, 2018
Residential real estate	$5,132	$5,135
Home equity	547	270
Commercial real estate	913	695
Construction and land development	-	-
Multifamily	260	-
Farmland	-	-
Commercial business	1,951	495
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$8,803	$6,595

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2019, total purchased credit impaired loans with unpaid principal balances totaled $6.6 million with a recorded investment of $4.3 million. At December 31, 2018, purchased credit impaired loans with unpaid principal balances totaled $6.0 million with a recorded investment of $2.9 million.

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the nine months ended September 30, is as follows:

(dollars in thousands)	First Personal
2018	$26
2019	118

Accretable interest taken from the purchase credit impaired portfolio, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal
2019	$(25)
2020	(100)
2021	(25)
Total	$(150)

For the acquisitions of First Federal Savings & Loan (“First Federal”), Liberty Savings Bank (“Liberty Savings”), First Personal Bank (“First Personal”), and A.J. Smith Federal Savings Bank (“AJ Smith”), as part of the fair value of loans receivable, a net fair value discount was established for loans as summarized below:

(dollars in thousands)	First Federal		Liberty Savings		First Personal		AJ Smith
	Net fair value	Accretable period	Net fair value	Accretable period	Net fair value	Accretable period	Net fair value	Accretable period
	discount	in months	discount	in months	discount	in months	discount	in months
Residential real estate	$1,062	59	$1,203	44	$948	56	$3,734	52
Home equity	44	29	5	29	51	50	141	32
Commercial real estate	-	-	-	-	208	56	8	9
Construction and land development	-	-	-	-	1	30	-	-
Multifamily	-	-	-	-	11	48	2	48
Consumer	-	-	-	-	146	50	1	5
Commercial business	-	-	-	-	348	24	-	-
Purchased credit impaired loans	-	-	-	-	424	32	-	-
Total	$1,106		$1,208		$2,137		$3,886

Accretable yield, or income recorded for the nine months ended September 30, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
2018	$105	$200	$114	$-	$419
2019	22	42	402	843	$1,309

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal	AJ Smith	Total
2019	$112	$216	$328
2020	402	833	1,236
2021	341	826	1,167
2022	330	826	1,156
2023	74	341	415
Total	$1,259	$3,043	$4,303

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	September 30, 2019	December 31, 2018
Residential real estate	$752	$1,132
Commercial real estate	346	346
Construction and land development	-	149
Total	$1,098	$1,627

Note 7 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $11.1 million with the acquisitions of AJSB, First Personal, First Federal, and Liberty Savings. Goodwill of $2.9 million, $5.4 million, $2.0 million, and $804 thousand were established with the acquisition of AJSB, First Personal, First Federal, and Liberty Savings, respectively. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $11.1 million and $8.2 million as of September 30, 2019 and December 31, 2018, respectively.

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

Amortization recorded for the nine months ended September 30, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
Current period	$9	$44	$356	$299	$708

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
Remainder 2019	3	14	119	112	248
2020	12	58	475	449	994
2021	12	58	475	449	994
2022	1	58	475	449	983
2023	-	38	475	449	962
2024	-	-	470	449	919
2025	-	-	-	261	261
Total	$28	$226	$2,489	$2,618	$5,361

For the First Personal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $133 thousand that is being amortized over 8 months on a straight line basis. Approximately $53 thousand of amortization was taken as income during the nine months ended September 30, 2019. The premium has been fully amortized as of September 30, 2019. For the AJSB acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $174 thousand that is being amortized over 14 months on a straight line basis. Approximately $102 thousand of amortization was taken as income during the nine months ended September 30, 2019. It is estimated that an additional $38 thousand of amortization will occur during 2019 and an additional $34 thousand of amortization will occur during 2020.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2019	2018	2019	2018
Basic earnings per common share:
Net income as reported	$3,578	$1,625	$9,823	$6,697
Weighted average common shares outstanding	3,451,797	3,029,369	3,416,045	2,922,271
Basic earnings per common share	$1.04	$0.54	$2.88	$2.29
Diluted earnings per common share:			-
Net income as reported	$3,578	$1,625	$9,823	$6,697
Weighted average common shares outstanding	3,451,797	3,029,369	3,416,045	2,922,271
Weighted average common and dilutive potential common shares outstanding	3,451,797	3,029,369	3,416,045	2,922,271
Diluted earnings per common share	$1.04	$0.54	$2.88	$2.29

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the nine months ended September 30, 2019, stock based compensation expense of $233 thousand was recorded, compared to $104 thousand for the nine months ended September 30, 2018. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $478 thousand through 2022 as follows: $68 thousand in 2019, $242 thousand in 2020, $149 thousand in 2021, and $19 thousand in 2022.

There were no incentive stock options granted during the first nine months of 2019 or 2018. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. At September 30, 2019, there were no outstanding incentive stock options.

There were 7,407 shares of restricted stock granted during the first nine months of 2019 compared to 4,433 shares granted during the first nine months of 2018. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the year ended December 31, 2018 and nine months ended September 30, 2019 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	30,690	$28.51
Granted	4,433	43.50
Vested	(7,700)	22.64
Forfeited	-	-
Non-vested at December 31, 2018	27,423	$32.58

Non-vested at January 1, 2019	27,423	$32.58
Granted	7,407	43.00
Vested	(4,625)	29.37
Forfeited	-	-
Non-vested at September 30, 2019	30,205	$35.63

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

Note 12 - Upcoming Accounting Standards

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale and held-to-maturity debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. In October 2019, the FASB voted and approved proposed changes to the effective date of this ASU for smaller reporting companies, such as the Bancorp, and other non-SEC reporting entities. The approval changed the effective date of the ASU to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The new credit loss guidance will be effective for the Bancorp's year ending December 31, 2023. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is in the process of evaluating the impact adoption of this update will have on the Bancorp’s consolidated financial statements. This process of evaluation has engaged multiple areas of the Bancorp’s management in discussing loss estimation methods and the application of these methods to specific segments of the loans receivable portfolio. Management has been actively monitoring developments and evaluating the use of different methods allowed. Due to continuing development of understanding of application, additional time is required to understand how this ASU will affect the Bancorp’s financial statements. Management plans on running parallel calculations during the year and finalizing a method or methods of adoption in time for the effective date.

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

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized
debt obligations
other-than-temporary
impairment
Ending balance, December 31, 2018	$235
Additions not previously recognized	-
Ending balance, September, 2019	$235

At September 30, 2019, trust preferred securities with a cost basis of $3.4 million continue to be in “payment in kind” status. These trust preferred securities classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these trust preferred securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2019. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2019 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$5,771	$5,771	$-	$-
U.S. treasury securities	-	-	-	-
U.S. government sponsored entities	14,513	-	14,513	-
Collateralized mortgage obligations and residential mortgage-backed securities	140,621	-	140,621	-
Municipal securities	98,079	-	98,079	-
Collateralized debt obligations	2,070	-	-	2,070
Total securities available-for-sale	$261,054	$5,771	$253,213	$2,070

		Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$2,480	$2,480	$-	$-
U.S. treasury securities	-	-	-	-
U.S. government sponsored entities	7,894	-	7,894	-
Collateralized mortgage obligations and residential mortgage-backed securities	135,281	-	135,281	-
Municipal securities	94,064	-	94,064	-
Collateralized debt obligations	2,049	-	-	2,049
Total securities available-for-sale	$241,768	$2,480	$237,239	$2,049

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2018	$3,439
Principal payments	(51)
Total unrealized gains, included in other comprehensive income	(36)
Transfers in and/or (out) of Level 3	(1,303)
Ending balance, December 31, 2018	$2,049

Beginning balance, January 1, 2019	$2,049
Principal payments	(33)
Total unrealized gains, included in other comprehensive income	54
Sale out of Level 3	-
Ending balance, September 30, 2019	$2,070

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2019 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,771	$-	$-	$7,771
Foreclosed real estate	1,098	-	-	1,098

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,536	$-	$-	$5,536
Foreclosed real estate	1,627	-	-	1,627

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $9.0 million and the related specific reserves totaled approximately $1.2 million, resulting in a fair value of impaired loans totaling approximately $7.8 million, at September 30, 2019. The recorded investment of impaired loans was approximately $5.8 million and the related specific reserves totaled approximately $246 thousand, resulting in a fair value of impaired loans totaling approximately $5.5 million, at December 31, 2018. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	September 30, 2019		Estimated Fair Value Measurements at September 30, 2019 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$71,942	$71,942	$71,942	$-	$-
Certificates of deposit in other financial institutions	2,170	2,137	-	2,137	-
Securities available-for-sale	261,054	261,054	5,771	253,213	2,070
Loans held-for-sale	4,641	4,761	4,761	-	-
Loans receivable, net	895,099	907,899	-	-	907,899
Federal Home Loan Bank stock	3,912	3,912	-	3,912	-
Interest rate swap agreements	1,860	1,860	-	1,860	-
Accrued interest receivable	3,995	3,995	-	3,995	-

Financial liabilities:
Non-interest bearing deposits	176,878	176,878	176,878	-	-
Interest bearing deposits	975,589	975,443	638,314	337,129	-
Repurchase agreements	14,931	14,931	13,158	1,773	-
Borrowed funds	16,000	16,105	-	16,105	-
Interest rate swap agreements	1,860	1,860	-	1,860	-
Accrued interest payable	166	166	-	166	-

	December 31, 2018		Estimated Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$17,139	$17,139	$17,139	$-	$-
Certificates of deposit in other financial institutions	2,024	2,001	-	2,001	-
Securities available-for-sale	241,768	241,768	2,480	237,239	2,049
Loans held-for-sale	2,863	2,910	2,910	-	-
Loans receivable, net	756,438	747,553	-	-	747,553
Federal Home Loan Bank stock	3,460	3,460	-	3,460	-
Interest rate swap agreements	196	196	-	196
Accrued interest receivable	3,632	3,632	-	3,632	-

Financial liabilities:
Non-interest bearing deposits	127,277	127,277	127,277	-	-
Interest bearing deposits	802,509	800,349	543,617	256,732	-
Repurchase agreements	11,628	11,626	9,867	1,759	-
Borrowed funds	43,000	42,888	-	42,888	-
Interest rate swap agreements	196	196		196
Accrued interest payable	186	186	-	186	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended September 30, 2019 and December 31, 2018:

Cash and cash equivalent carrying amounts approximate fair value. Certificates of deposits in other financial institutions carrying amounts approximate fair value (Level 2). The fair values of securities available-for-sale are obtained from broker pricing (Level 2), with the exception of collateralized debt obligations, which are valued by a third-party specialist (Level 3). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 1). The estimated fair value for net loans receivable is based on the exit price notion which is the exchange price that would be received to transfer the loans at the most advantageous market price in an orderly transaction between market participants on the measurement date (Level 3). Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer of the security. Interest rate swap agreements, both assets and liabilities, are valued by a third-party pricing agent using an income approach (Level 2). Fair values of accrued interest receivable and payable approximate book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB (“the Bank”), an Indiana savings bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2019, as compared to December 31, 2018, and the results of operations for the quarter and nine months ending September 30, 2019, and September 30, 2018. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

At September 30, 2019, the Bancorp had total assets of $1.3 billion, total loans receivable of $904.3 million and total deposits of $1.2 billion. Stockholders' equity totaled $133.0 million or 10.00% of total assets, with a book value per share of $38.53. Net income for the quarter ended September 30, 2019, was $3.6 million, or $1.04 earnings per common share for both basic and diluted calculations. For the quarter ended September 30, 2019, the return on average assets (ROA) was 1.08%, while the return on average stockholders’ equity (ROE) was 11.05%. Net income for the nine months ended September 30, 2019, was $9.8 million, or $2.88 earnings per common share for both basic and diluted calculations. For the nine months ended September 30, 2019, the ROA was 1.03%, while the ROE was 10.54%.

Financial Condition

During the nine months ended September 30, 2019, total assets increased by $234.3 million (21.4%), with interest-earning assets increasing by $202.8 million (19.9%). At September 30, 2019, interest-earning assets totaled $1.2 billion compared to $1.0 billion at December 31, 2018. Earning assets represented 91.8% of total assets at September 30, 2019 and 92.9% of total assets at December 31, 2018. The increase in total assets and interest earning assets for the nine months was primarily the result of the completion of the acquisition of AJSB as well as internally generated growth.

Net loans receivable totaled $895.1 million at September 30, 2019, compared to $756.4 million at December 31, 2018. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	September 30,
	2019		December 31,
(Dollars in thousands)	(unaudited)		2018
	Balance	% Loans	Balance	% Loans

Residential real estate	$297,830	32.9%	223,323	29.2%
Home equity	49,781	5.5%	45,483	6.0%
Commercial real estate	282,536	31.2%	253,104	33.1%
Construction and land development	79,351	8.8%	64,433	8.4%
Multifamily	50,878	5.6%	47,234	6.2%
Farmland	230	0.0%	240	0.0%
Consumer	1,334	0.2%	643	0.1%
Manufactured homes	15,365	1.7%	5,400	0.7%
Commercial business	109,359	12.1%	103,439	13.5%
Government	17,609	2.0%	21,101	2.8%
Loans receivable	$904,273	100.0%	$764,400	100.0%
Adjustable rate loans / loans receivable	$499,900	55.3%	$348,559	45.6%

	September 30,
	2019	December 31,
	(unaudited)	2018

Loans receivable to total assets	68.0%	69.7%
Loans receivable to earning assets	74.1%	75.1%
Loans receivable to total deposits	78.5%	82.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2019, the Bancorp originated $54.6 million in new fixed rate mortgage loans for sale, compared to $41.8 million during the nine months ended September 30, 2018. Net gains realized from the mortgage loan sales totaled $1.3 million for the nine months ended September 30, 2019, compared to $1.0 million for the nine months ended September 30, 2018. At September 30, 2019, the Bancorp had $4.6 million in loans that were classified as held for sale, compared to $2.9 million at December 31, 2018.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At September 30, 2019, non-performing loans that remained accruing and more than 90 days past due include three residential real estate loans totaling $318 thousand, one commercial business loan totaling $237 thousand, one commercial real estate loan totaling $63 thousand, one multifamily loan totaling $31 thousand, and two home equity loans totaling $136 thousand. The Bancorp will at times leave notes accruing, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	(unaudited) September 30, 2019	December 31, 2018
Residential real estate	$5,450	$5,257
Home equity	683	320
Commercial real estate	976	695
Construction and land development	-	-
Multifamily	291	-
Farmland	-	-
Commercial business	2,188	644
Consumer	-	-
Manufactured homes	-
Government	-	-
Total	$9,588	$6,916
Nonperforming loans to total loans	1.06%	0.90%
Nonperforming loans to total assets	0.72%	0.63%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2019 or December 31, 2018.

The Bancorp's substandard loans are summarized below:
(Dollars in thousands)
Loan Segment	(unaudited) September 30, 2019	December 31, 2018
Residential real estate	$5,448	$5,366
Home equity	582	373
Commercial real estate	1,838	1,770
Construction and land development	-	-
Multifamily	684	-
Farmland	-	-
Commercial business	2,122	728
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$10,674	$8,237

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:
(Dollars in thousands)

Loan Segment	(unaudited) September 30, 2019	December 31, 2018
Residential real estate	$4,304	$3,908
Home equity	810	657
Commercial real estate	4,091	4,715
Construction and land development	-	-
Multifamily	133	149
Farmland	-	-
Commercial business	2,500	2,958
Consumer	-	-
Manufactured homes	-	20
Government	-	-
Total	$11,838	$12,407

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:
(Dollars in thousands)
Loan Segment	(unaudited) September 30, 2019	December 31, 2018
Residential real estate	$2,375	$1,550
Home equity	502	264
Commercial real estate	1,838	2,105
Construction and land development	-	-
Multifamily	684	-
Farmland	-	-
Commercial business	3,583	1,863
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$8,982	$5,782

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

The Bancorp's troubled debt restructured loans are summarized below:
(Dollars in thousands)
Loan Segment	(unaudited) September 30, 2019	December 31, 2018
Residential real estate	$436	$457
Home equity	178	141
Commercial real estate	840	1,074
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	647	359
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$2,101	$2,031

The increase in the troubled debt restructure loans reflected in the table above for the nine months ending September 30, 2019 was due to five home equity loans and one commercial business loan totaling $472 thousand which were renewed as troubled debt restructurings and two loans, consisting of one commercial business and one residential loan, totaling $135 thousand which were approved as new TDR loans, which was offset by scheduled payments totaling $138 thousand, the payoff of one commercial real estate loan totaling $176 thousand and the removal of the TDR status for two residential and four home equity loans totaling $222 thousand due to positive payment performance. These restructurings along with nine commercial business loans to five customers and the AJSB purchased credit impaired loans all contributed to the increase in impaired loans.

The increase in the nonperforming, substandard, and impaired loans reflected in the tables above for the nine months ending September 30, 2019, are due primarily to the completion of the AJSB acquisition as well as ten commercial business loans to five customers .The majority of new additions to these loan categories after AJSB acquisition were not related to the acquisition. AJSB loans totaling $1.2 million and eleven commercial business loans to six customers totaling $2.1 million contributed to the September 30, 2019 increase in nonperforming loans. AJSB loans totaling $1.5 million and ten commercial business loans to five customers totaling $1.8 million contributed to the September 30, 2019 increase in substandard loans. The movement of various loans out of watch totaling $3.5 million contributed to the September 30, 2019 decrease in watch loans, which was offset by AJSB loans totaling $1.1 million, five commercial business loans totaling $933 thousand and various residential loans totaling $1.1 million. AJSB purchased credit impaired loans totaling $1.6 million and eleven commercial business loans to six customers totaling $2.1million contributed to the September 30, 2019 increase in impaired loans.

At September 30, 2019, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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
(Dollars in thousands)

Loan Segment	(unaudited) September 30, 2019	(unaudited) September 30, 2018
Residential real estate	$142	$143
Home equity	21	51
Commercial real estate	372	210
Construction and land development	238	(39)
Multifamily	32	(165)
Farmland	-	3
Commercial business	544	439
Consumer	33	316
Manufactured homes	(41)	-
Government	(19)	(8)
Total	$1,322	$950

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	As of September 30, 2019
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(128)	$23	$(105)
Home equity	-	4	4
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(9)	24	15
Consumer	(38)	14	(24)
Manufactured homes	-	-
Government	-	-	-
Total	$(175)	$65	$(110)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2019, total purchased credit impaired loans nonaccretable and accretable discount totaled $2.3 million compared to $3.1 million at December 31, 2018. Additionally, the Bancorp has acquired loans where there was no evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired of $4.3 million at September 30, 2019, compared to $1.8 million at December 31, 2018. The increase in the fair value discount and purchase credit impaired discounts, as of September 30, 2019, is the result of the AJSB acquisition. Details on these fair value marks and the additional reserves created can be found in Note 5, Loans Receivable.

A deferred cost reserve is maintained for manufactured home loans. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. As the manufactured home loan segment performs a portion of this reserve is paid as an origination cost.

The Bancorp's allowance to total loans and non-performing loans are summarized below:
(Dollars in thousands)
	(unaudited) September 30, 2019	December 31, 2018

Allowance for loan losses	$9,174	$7,962
Total loans	$904,273	$764,400
Non-performing loans	$9,588	$6,916
ALL-to-total loans	1.01%	1.04%
ALL-to-non-performing loans (coverage ratio)	95.7%	115.1%

The balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience, current economic and market conditions, and additional reserves from acquisition accounting as described in the immediately preceding paragraph. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2019, foreclosed real estate totaled $1.1 million, which was comprised of nineteen properties, compared to $1.6 million and twenty-four properties at December 31, 2018. Net gains from the sale of foreclosed real estate totaled $83 thousand for the nine months ended September 30, 2019. At the end of September 2019, all of the Bancorp’s foreclosed real estate is located within its primary market area, which has been expanded into the Cook County, Illinois and Chicagoland metropolitan area with the acquisition of First Personal and AJSB.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $261.1 million at September 30, 2019, compared to $241.8 million at December 31, 2018, an increase of $19.3 million (8.0%). The increase in the securities portfolio during the year is a result of market value adjustments and the AJSB acquisition. At September 30, 2019, the securities portfolio represented 21.4% of interest-earning assets and 19.6% of total assets compared to 23.7% of interest-earning assets and 22.1% of total assets at December 31, 2018.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,
	2019		December 31,
(Dollars in thousands)	(unaudited)		2018
	Balance	% Securities	Balance	% Securities

Money market fund	$5,771	2.2%	$2,480	1.0%
U.S. government sponsored entities	14,513	5.6%	7,894	3.3%
Collateralized mortgage obligations and residential mortgage-backed securities	140,621	53.9%	135,281	56.0%
Municipal securities	98,079	37.6%	94,064	38.9%
Collateralized debt obligations	2,070	0.7%	2,049	0.8%
Total securities available-for-sale	$261,054	100.0%	$241,768	100.0%

	September 30,
	2019	December 31,	YTD
(Dollars in thousands)	(unaudited)	2018	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$42,953	$3,116	$39,837	1278.5%
Fed funds sold	2,150	763	1,387	181.8%
Certificates of deposit in other financial institutions	2,170	2,024	146	7.2%
Federal Home Loan Bank stock	3,912	3,460	452	13.1%

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

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,
	2019	December 31,	YTD
(Dollars in thousands)	(unaudited)	2018	Change
	Balance	Balance	$	%

Checking	$399,102	$341,677	$57,425	16.8%
Savings	212,517	160,490	52,027	32.4%
Money market	203,573	168,727	34,846	20.7%
Certificates of deposit	337,275	258,892	78,383	30.3%
Total deposits	$1,152,467	$929,786	$222,681	23.9%

The overall increase in total deposits is primarily a result of the acquisition of AJSB, along with internally generated growth. This increase also reflects the cyclical nature and timing of municipality deposits.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,
	2019	December 31,	YTD
(Dollars in thousands)	(unaudited)	2018	Change
	Balance	Balance	$	%

Repurchase agreements	$14,931	$11,628	$3,303	28.4%
Borrowed funds	16,000	43,000	(27,000)	-62.8%
Total borrowed funds	$30,931	$54,628	$(23,697)	-43.4%

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

During the nine months ended September 30, 2019, cash and cash equivalents increased by $54.8 million compared to a $2.9 million increase for the nine months ended September 30, 2018. The primary sources of cash and cash equivalents were the growth of deposits, net cash received from the acquisition of AJSB, sale of loans originated for sale, and proceeds from sales of securities. The primary uses of cash and cash equivalents were the purchase of securities, loan originations, and the repayment of FHLB advances. Cash provided by operating activities totaled $11.4 million for the nine months ended September 30, 2019, compared to cash provided of $2.3 million for the nine month period ended September 30, 2018. Cash provided from operating activities was primarily a result of net income, and sale of loans originated for sale, offset by the origination of loans for sale. Cash outflows from investing activities totaled $8.3 million for the current period, compared to cash outflows of $10.4 million for the nine months ended September 30, 2018. Cash outflows from investing activities for the current nine months were primarily related to purchases of securities available-for-sale and origination of loans, offset against the net cash received from the acquisition of AJSB. Net cash provided from financing activities totaled $51.7 million during the current period compared to net cash provided of $11.0 million for the nine months ended September 30, 2018. The net cash inflows from financing activities were primarily a result of net change in deposits offset against repayment of FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $3.0 million for the nine months ended September 30, 2019 and $2.5 million for the nine months ended September 30, 2018.

At September 30, 2019, outstanding commitments to fund loans totaled $205.1 million. Approximately 55.5% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $10.4 million at September 30, 2019. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2019, stockholders' equity increased by $31.5 million (31.1%). During the nine months ended September 30, 2019, stockholders’ equity was primarily increased by net income of $9.8 million, increased unrealized gains on available securities of $7.2 million, and the issuance of 416,478 shares for $17.5 million as part of the acquisition of AJSB. Decreasing stockholders’ equity was the declaration of $3.2 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first nine months of 2019 or 2018. During 2019, 4,625 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the financial statements, of which 1,245 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

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

During the nine months ended September 30, 2019, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled trust preferred securities with a cost basis of $3.4 million. These investments currently have ratings that are below investment grade. As a result, approximately $15.8 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at September 30, 2019, and December 31, 2018, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$109.2	11.7%	$41.8	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$109.2	11.7%	$55.8	6.0%	N/A	N/A
Total capital to risk-weighted assets	$118.4	12.7%	$74.4	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$109.2	8.4%	$52.0	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$92.8	11.6%	$26.1	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$92.8	11.6%	$42.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$100.8	12.6%	$64.2	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$92.8	8.6%	$43.2	4.0%	N/A	N/A

In addition, the following table shows that, at September 30, 2019, and December 31, 2018, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$105.9	11.4%	$41.9	4.5%	$60.5	6.5%
Tier 1 capital to risk-weighted assets	$105.9	11.4%	$55.8	6.0%	$74.4	8.0%
Total capital to risk-weighted assets	$115.1	12.4%	$74.4	8.0%	$93.1	10.0%
Tier 1 capital to adjusted average assets	$105.9	8.2%	$51.9	4.0%	$64.9	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$89.9	11.2%	$36.2	4.5%	$52.2	6.5%
Tier 1 capital to risk-weighted assets	$89.9	11.2%	$48.2	6.0%	$64.3	8.0%
Total capital to risk-weighted assets	$97.9	12.2%	$64.3	8.0%	$80.3	10.0%
Tier 1 capital to adjusted average assets	$89.9	8.4%	$42.9	4.0%	$53.6	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2019, without the need for qualifying for an exemption or prior DFI approval, is $1.5 million plus 2019 net profits. Moreover, the FDIC and the FRB may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On August 23rd, 2019, the Board of Directors of the Bancorp declared a third quarter dividend of $0.31 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 3, 2019.

Results of Operations - Comparison of the Quarter Ended September 30, 2019 to the Quarter Ended September 30, 2018

For the quarter ended September 30, 2019, the Bancorp reported net income of $3.6 million, compared to net income of $1.6 million for the quarter ended September 30, 2018, an increase of $2.0 million (120.2%). For the quarter, the ROA was 1.08%, compared to 0.62% for the quarter ended September 30, 2018. The ROE was 11.05% for the quarter ended September 30, 2019, compared to 6.70% for the quarter ended September 30, 2018. The primary increase in income is driven by the timing of the First Personal acquisition, see discussion of the First Personal acquisition in footnote 3 and related income and expense timing in the discussion below.

Net interest income for the quarter ended September 30, 2019 was $10.8 million, an increase of $1.8 million (19.7%), compared to $9.0 million for the quarter ended September 30, 2018. The weighted-average yield on interest-earning assets was 4.40% for the quarter ended September 30, 2019, compared to 4.26% for the quarter ended September 30, 2018. The weighted-average cost of funds for the quarter ended September 30, 2019 was 0.86% compared to 0.56% for the quarter ended September 30, 2018. The impact of the 4.40% return on interest earning assets and the 0.86% cost of funds resulted in an interest rate spread of 3.54% for the current quarter, a decrease from the 3.69% spread for the quarter ended September 30, 2018. The net interest margin on earning assets was 3.56% for the quarter ended September 30, 2019 and 3.72% for the quarter ended September 30, 2018. The net interest margin decrease is the result of continued compression of the yield curve. On a tax equivalent basis, the Bancorp’s net interest margin was 3.63% for the quarter ended September 30, 2019, compared to 3.91% for the quarter ended September 30, 2018. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2019			September 30, 2018
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institution.	$45,686	$262	2.29	$6,502	$38	2.34
Federal funds sold	5,141	46	3.58	1,104	11	3.99
Certificates of deposit in other financial institutions.	2,076	18	3.47	3,570	25	2.80
Securities available-for-sale	258,851	1,612	2.49	236,629	1,674	2.83
Loans receivable.	896,096	11,335	5.06	719,654	8,552	4.75
Federal Home Loan Bank stock	3,912	47	4.81	3,177	35	4.41
Total interest earning assets	1,211,762	$13,320	4.40	970,636	$10,335	4.26
Cash and non-interest bearing deposits in other financial institutions	23,183			10,348
Allowance for loan losses	(8,887)			(7,542)
Other noninterest bearing assets	93,937			68,849
Total assets	$1,319,995			$1,042,291

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,146,053	$2,353	0.82	$883,405	$1,018	0.46
Repurchase agreements	13,696	64	1.87	12,615	47	1.49
Borrowed funds	17,000	108	2.54	38,624	254	2.63
Total iinterest bearing liabilities	1,176,749	$2,525	0.86	934,644	$1,319	0.56
Other noninterest bearing liabilities	13,781			10,626
Total liabilities	1,190,530			945,270
Total stockholders' equity	129,465			97,021
Total liabilities and stockholders' equity	$1,319,995			$1,042,291

The increase in interest income for interest bearing deposits in other financial institutions was the result of higher average balances for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018. The increase in interest income for federal funds sold was primarily the result of higher average balances for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018. The decrease in interest income for certificates of deposit in other financial institutions was the result of lower average balances for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018. The decrease in interest income for securities available-for-sale was primarily the result of lower average rates for the quarter ended September 30, 2019, compared to the quarter ended September 30 2018. The increase in interest income for loans receivable was the result of higher average balances and higher weighted average rates during the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018. The increase in the interest expense of total deposits was the result of higher average balances and higher weighted average rates for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018. The increase in the interest expense for repurchase agreements was the result of higher average balances and weighted average rates for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018. The decrease in the interest expense for borrowed funds was the result of lower average balances and lower average rates for the quarter ended September 30, 2019, compared to the quarter ended September 30, 2018.

The following table shows the change in noninterest income for the quarter ending September 30, 2019, and September 30, 2018.

(unaudited)	Three Months Ended
(Dollars in thousands)	September 30,		Three Months Ended
	2019	2018	$ Change	% Change
Noninterest income:
Fees and service charges	$1,203	$991	$212	21.4%
Wealth management operations	447	414	33	8.0%
Gain on sale of loans held-for-sale, net	681	451	230	51.0%
Gain on sale of securities, net	102	151	(49)	-32.5%
Increase in cash value of bank owned life insurance	177	130	47	36.2%
Benefit from bank owned life insurance	205	-	205	0.0%
Gain on sale of foreclosed real estate, net	43	54	(11)	-20.4%
Other	39	32	7	21.9%
Total noninterest income	$2,897	$2,223	$674	30.3%

The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place, as well the acquisition of First Personal and AJSB. The increase in gains on sale of loans is a result of overall increase in loan origination volume. Due to a death benefit recorded during the quarter, the Bancorp will receive a benefit from bank owned life insurance. The increase in cash value of bank owned life insurance is related to the increased bank owned life insurance balances from the AJSB and First Personal acquisitions. The decrease in gains on sale of securities is a result of current market conditions and maintaining current securities cash flows.

The following table shows the change in noninterest expense for the quarter ending September 30, 2019, and September 30, 2018.

(unaudited)	Three Months Ended
(Dollars in thousands)	September 30,		Three Months Ended
	2019	2018	$ Change	% Change
Noninterest expense:
Compensation and benefits	$4,932	$4,669	$263	5.6%
Occupancy and equipment	1,231	829	402	48.5%
Data processing	806	1,012	(206)	-20.4%
Marketing	170	223	(53)	-23.8%
Federal deposit insurance premiums	18	91	(73)	-80.2%
Other	2,112	2,233	(121)	-5.4%
Total noninterest expense	$9,269	$9,057	$212	2.3%

The increase in compensation and benefits is primarily the result of increased compensation due to the acquisition of AJSB and First Personal. Additionally, increases to compensation and benefits can be attributed to management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to the First Personal and AJSB acquisitions and related assets brought over. The decrease in data processing expense is primarily related to timing of the First Personal acquisition. The decrease in other operating expenses expense is primarily related to timing of the First Personal acquisition. The decrease in federal deposit insurance premiums is the result of application of the Small Bank Assessment Credit that was applied to the second quarter assessment period and credited in the third quarter of 2019. The decrease in marketing expense is primarily related to timing of the First Personal acquisition. The decrease in other noninterest expense is primarily related to timing of the First Personal acquisition. The Bancorp’s efficiency ratio was 67.7% for the quarter ended September 30, 2019, compared to 80.59% for the quarter ended September 30, 2018. The decreased ratio is related primarily to the increase in interest income and timing of the First Personal acquisition. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period. The acquisition of AJSB and First Personal acquisitions are discussed in Note 3 of the financial statements.

Income tax expenses for the quarter ended September 30, 2019, totaled $351 thousand, compared to income tax expense of $245 thousand for the quarter ended September 30, 2018, an increase of $106 thousand (43.3%). The combined effective federal and state tax rates for the Bancorp was 8.9% for the quarter ended September 30, 2019, compared to 13.1% for the quarter ended September 30, 2018. The decrease in the effective tax rate is the result of a larger increase to tax preferred income relative to the increase to earnings and the tax benefits resulting from a new market tax credit.

Results of Operations - Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, the Bancorp reported net income of $9.8 million, compared to net income of $6.7 million for the nine months ended September 30, 2018, an increase of $3.1 million (46.7%). For the nine months ended, the ROA was 1.03%, compared to 0.92% for the nine months ended September 30, 2018. The ROE was 10.54% for the nine months ended September 30, 2019, compared to 9.56% for the nine months ended September 30, 2018.

Net interest income for the nine months ended September 30, 2019, was $32.6 million, an increase of $7.9 million (31.8%), compared to $24.7 million for the nine months ended September 30, 2018. The weighted-average yield on interest-earning assets was 4.49% for the nine months ended September 30, 2019, compared to 4.11% for the nine months ended September 30, 2018. The weighted-average cost of funds for the nine months ended September 30, 2019, was 0.78% compared to 0.51% for the nine months ended September 30, 2018. The impact of the 4.49% return on interest earning assets and the 0.78% cost of funds resulted in an interest rate spread of 3.71% for the current nine months, which is an increase from the spread of 3.60% as of September 30, 2018. The net interest margin on earning assets was 3.73% for the nine months ended September 30, 2019, and 3.62% for the nine months ended September 30, 2018. On a tax equivalent basis, the Bancorp’s net interest margin was 3.80% for the nine months ended September 30, 2019, compared to 3.81% for the nine months ended September 30, 2018. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
	September 30, 2019			September 30, 2018
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$33,191	$438	1.76	$4,203	$66	2.09
Federal funds sold	4,811	123	3.41	1,055	30	3.79
Certificates of deposit in other financial institutions	2,149	50	3.10	2,251	38	2.25
Securities available-for-sale	253,004	5,101	2.69	239,020	5,010	2.79
Loans receivable	867,941	33,363	5.13	661,300	22,803	4.60
Federal Home Loan Bank stock	3,894	136	4.66	3,063	117	5.09
Total interest earning assets	1,164,990	$39,211	4.49	910,892	$28,064	4.11
Cash and non-interest bearing deposits in other financial institutions	23,496			10,351
Allowance for loan losses	(8,449)			(7,415)
Other noninterest bearing assets	92,595			58,729
Total asset	$1,272,632			$972,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposit	$1,094,631	$6,036	0.74	$816,880	$2,531	0.41
Repurchase agreements	12,636	179	1.89	12,374	124	1.34
Borrowed	19,935	402	2.69	40,225	682	2.26
Total interest bearing liabilities	1,127,202	$6,617	0.78	869,479	$3,337	0.51
Other noninterest bearing liabilities	21,179			9,676
Total liabilities	1,148,381			879,155
Total stockholders' equity	124,251			93,408
Total liabilities and stockholders' equity	$1,272,632			$972,563

The increase in interest income for interest bearing deposits in other financial institutions was the result of higher average balance for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase in federal funds sold was result of higher average balances for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase in certificates of deposits in other financial institutions was the result of higher average rates for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.The increase in interest income for securities available-for-sale was the result of higher average balances for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase for loans receivable was the result of higher average balances, higher weighted average rates, and the recognition of one-time gains from excess reserves associated with purchase credit impaired loans from the former acquisitions of First Federal Savings & Loan and Liberty Savings Bank during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase in Federal Home Loan Bank stock is the result of higher average balances for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase in the cost of total deposits was the result of higher average balances and higher weighted average rates for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase in the cost of repurchase agreements was the result of higher weighted average rates and balances for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The decrease in the cost of borrowed was the result of lower average balances for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

The following table shows the change in noninterest income for the nine months ending September 30, 2019, and September 30, 2018.

(unaudited)	Nine Months Ended
(Dollars in thousands)	September 30,		Nine Months Ended
	2019	2018	$ Change	% Change
Noninterest income:

Fees and service charges	$3,608	$2,830	$778	27.5%
Wealth management operations	1,426	1,253	173	13.8%
Gain on sale of loans held-for-sale, net	1,323	1,021	302	29.6%
Gain on sale of securities, net	754	1,155	(401)	-34.7%
Increase in cash value of bank owned life insurance	519	358	161	45.0%
Benefit from bank owned life insurance	205	-	205	0.0%
Gain on sale of foreclosed real estate, net	83	154	(71)	-46.1%
Other	217	104	113	108.7%
Total noninterest income	$8,135	$6,875	$1,260	18.3%

The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place, as well the acquisition of First Personal and AJSB. The increase in wealth management income is related to book value changes in assets under management and the timing of one time fees. The increase in gain on sale of loans held for sale is the result of continued efforts on loan growth and normal course of business sales. The decrease in gains on sale of securities is a result of current market conditions and maintaining current securities cash flows. The increase in cash value of bank owned life insurance is related to the increased bank owned life insurance balances from the AJSB and First Personal acquisitions. Due to a death benefit recorded during the year, the Bancorp will receive a benefit from bank owned life insurance. The increase in other noninterest income is primarily driven by gains made on the sale of fixed assets.

The following table shows the change in noninterest expense for the nine ending September 30, 2019, and September 30, 2018.

(unaudited)	Nine Months Ended
(Dollars in thousands)	September 30,		Nine Months Ended
	2019	2018	$ Change	% Change
Noninterest expense:
Compensation and benefits	$14,333	$12,045	$2,288	19.0%
Occupancy and equipment	3,522	2,524	998	39.5%
Data processing	2,753	2,076	677	32.6%
Marketing	783	523	260	49.7%
Federal deposit insurance premiums	286	250	36	14.4%
Other	6,305	5,512	793	14.4%
Total noninterest expense	$27,982	$22,930	$5,052	22.0%

The increase in compensation and benefits is primarily the result of increased compensation due to the acquisitions of AJSB and First Personal. Additionally, increases to compensation and benefits can be attributed to management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to the First Personal and AJSB acquisitions and related assets brought over. The increase in data processing expense is primarily the result of increased utilization of systems. The increase in marketing expenses is primarily related to the acquisition of AJSB as well as regular advertising initiatives. The increase in other operating expenses is related to timing of acquisition costs for AJSB and higher third party costs. The Bancorp’s efficiency ratio was 68.7% for the nine-months ended September 30, 2019, compared to 72.6% for the nine-months ended September 30, 2018. The decreased ratio is related primarily to the increase in interest income. The acquisition of AJSB and First Personal acquisitions are discussed in Note 3 of the financial statements.

Income tax expenses for the nine months ended September 30, 2019 totaled $1.6 million, compared to income tax expense of $1.0 for the nine months ended September 30, 2018, an increase of $577 thousand (56.3%). The combined effective federal and state tax rates for the Bancorp was 14.0% for the nine months ended September 30, 2019, compared to 13.3% for the quarter ended September 30, 2018. The Bancorp’s higher current period effective tax rate is a result of a larger increase to earnings relative to increased tax preferred income.

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

(a) Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2019, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the nine months ended September 30, 2019 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2019 – January 31, 2019	-	N/A	-	48,828
February 1, 2019 – February 28, 2019	-	N/A	-	48,828
March 1, 2019 – March 31, 2019	-	N/A	-	48,828
April 1, 2019 – April 30, 2019	-	N/A	-	48,828
May 1, 2019 – May 31, 2019	-	N/A	-	48,828
June 1, 2019 – June 30, 2019	-	N/A	-	48,828
July 1, 2019 – July 31, 2019	-	N/A	-	48,828
August 1, 2019 – August 31, 2019	-	N/A	-	48,828
September 1, 2019 – September 30, 2019	-	N/A	-	48,828
(1)

The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities
There	are no matters reportable under this item.

Item 4.	Mine Safety Disclosures
Not	Applicable

Item 5.	Other Information

On October 28, 2019, the Board of Directors of the Bancorp adopted the NorthWest Indiana Bancorp Executive Change in Control Severance Plan (the “Severance Plan”).  The purpose of the Severance Plan is to attract and retain talent and to assure the present and future continuity, objectivity, and dedication of management in the event of any change in control of the Bancorp or the Bank. The participants under the Severance Plan (each, a “Participant”) include any full-time employee of the Bancorp who is a President, Chief Financial Officer, Chief Operating Officer, or Executive Vice President, and any other full-time employee of the Bancorp or the Bank who is recommended by the Chief Executive Officer of the Bancorp to the Compensation and Benefits Committee of the Bancorp’s Board of Directors to be a key employee who should be eligible to participate in the Severance Plan, and who, in each case, has at least three years of continuous employment and as of the date of the occurrence of a change in control does not have a separate written agreement with the Bancorp or the Bank providing for the payment of severance or other compensation following a change in control.

The Bancorp will provide a Participant with the payments and benefits set forth in the Severance Plan if (i) his or her employment is terminated by the Bancorp or the Bank (or any successor) without Cause (as such term is defined in the Severance Plan) during the period beginning on the first occurrence of a Change in Control (as such term is defined in the Severance Plan) and lasting through the earlier of the Participant’s death, or the 18-month anniversary of the occurrence of the Change in Control (such period, the “Covered Period”); or (ii) both (A) an event of Good Reason (as such term is defined in the Severance Plan) occurs during the Covered Period, and (B) the Participant terminates his or her employment with the Bancorp or the Bank (or any successor) for such event of Good Reason within 60 calendar days following the date the Participant provides notice of Good Reason to the Bancorp (or successor) and after the Bancorp (or successor) has had an opportunity to cure such Good Reason.

The payments and benefits under the Severance Plan will include: (i) a cash severance payment equal to one times the sum of (A) the Participant’s base salary in effect on the date of termination, or, if greater, in effect on the date of the change in control, plus (B) the greater of the actual annual cash bonus received by the Participant for the calendar year immediately preceding the calendar year in which termination occurs or the annual cash bonus that the Participant would have earned for the entire calendar year in which the termination occurs, at target level; (ii) a lump sum amount equal to 100% of the aggregate annual COBRA premium amounts (based on COBRA rates then in effect) for the medical and dental coverage that was being provided to the Participant and his or her spouse and eligible dependents as of the date of termination; and (iii) a lump sum amount equal to 100% of the annual premiums paid by the Bancorp in respect of the life insurance coverage provided for an active employee similarly situated to the Participant (based upon coverage and rates in effect on the date of the Participant’s termination). The benefits are generally to be paid in a single lump sum, in cash, on the later of the 25th business day following the date of termination, or the fifth business day following the date the release required under the Severance Plan to be executed by the Participant in favor of the Bancorp and the Bank (or successor) becomes effective and irrevocable.

The foregoing description of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the complete copy of the Severance Plan attached hereto as Exhibit 10.1.

Item 6.	Exhibits
Exhibit Number	Description
10.1	NorthWest Indiana Bancorp Executive Change in Control Severance Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2019, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: October 29, 2019	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: October 29, 2019	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer