Form 10-K
period 2019-12-31
NORTHWEST INDIANA BANCORP
filed 2020-03-16
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2019, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $127,245,516.

There were 3,463,136 shares of the registrant’s Common Stock, without par value, outstanding at March 13, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1. Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders. (Part III)

NorthWest Indiana Bancorp

PART I

Item 1. Business

General

NorthWest Indiana Bancorp, an Indiana corporation (the “Bancorp” or “NWIN”), was incorporated on January 31, 1994, and is the holding company for Peoples Bank SB, an Indiana savings bank (the “Bank”). The Bank is a wholly owned subsidiary of the Bancorp. The Bancorp’s business activities include being a holding company for the Bank and the Bank's wholly owned subsidiaries, as well as a holding company for NWIN Risk Management, Inc., a captive insurance company.

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

On January 24, 2019, the Bancorp completed its previously announced acquisition of AJS Bancorp, Inc., a Maryland corporation (“AJSB”), pursuant to an Agreement and Plan of Merger dated July 30, 2018 between the Bancorp and AJSB (the “AJSB Merger Agreement”). Pursuant to the terms of the AJSB Merger Agreement, AJSB merged with and into the Bancorp, with the Bancorp as the surviving corporation. Simultaneously with the AJSB Merger, A.J. Smith Federal Savings Bank, a federally chartered savings bank and wholly-owned subsidiary of AJSB, merged with and into Peoples Bank SB, with Peoples Bank SB as the surviving bank. In connection with the AJSB Merger, each AJSB stockholder holding 100 or more shares of AJSB common stock received fixed consideration of (i) 0.2030 shares of NWIN common stock, and (ii) $7.20 per share in cash for each outstanding share of AJSB’s common stock. Stockholders holding less than 100 shares of AJSB common stock received $16.00 in cash and no stock consideration for each outstanding share of AJSB common stock. Any fractional shares of NWIN common stock that an AJSB stockholder would have otherwise received in the AJSB Merger were cashed out in the amount of such fraction multiplied by $43.01. The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.7 million. Based upon the closing price of NWIN’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $33.2 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. As a result of the acquisition, the Bank was able to further expand its retail banking network in the South Suburban Chicagoland market, bringing the total number of its full-service banking centers to 22.

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

Under Indiana Law, an Indiana stock savings bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2019, under the 15% of capital and surplus limitation was approximately $17,681,000. At December 31, 2019, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2019, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2019	2018	2017	2016	2015
Type of loan:
Conventional real estate loans:
Construction and development	$87,710	$64,433	$50,746	$38,937	$41,524
Loans on existing properties (1)	683,135	569,384	463,368	437,361	432,020
Consumer (2)	17,132	6,043	461	524	535
Commercial business	103,088	103,439	76,851	77,299	68,757
Government	15,804	21,101	28,785	29,529	29,062
Loans receivable (3)	$906,869	$764,400	$620,211	$583,650	$571,898
Type of collateral:
Real estate:
1-to-4 family	$348,513	$268,805	$208,910	$205,838	$213,756
Other dwelling units, land and commercial real estate	422,332	365,012	305,204	270,461	259,789
Consumer	16,366	5,813	321	424	461
Commercial business	102,879	103,012	76,666	76,735	68,308
Government	15,804	21,101	28,785	29,529	29,062
Loans receivable (4)	$905,894	$763,743	$619,886	$582,987	$571,376

Average loans outstanding during the period (3)	$876,611	$684,159	$602,426	$587,119	$522,278

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and net deferred loan fees.
(4)	Net of unearned income and net deferred loan fees. Does not include unsecured loans.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2019 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one
	within	but within	After
	one year	five years	five years	Total
Real estate	$63,011	$137,112	$570,723	$770,846
Consumer	22	3,701	13,409	17,132
Commercial business, and other	40,015	57,848	21,028	118,891
Total loans receivable	$103,048	$198,661	$605,160	$906,869

The following table sets forth the dollar amount of all loans due after one year from December 31, 2019, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate	$292,755	$415,079	$707,834
Consumer	17,110	-	17,110
Commercial business, and other	63,128	15,749	78,877
Total loans receivable	$372,993	$430,828	$803,821

Lending Area. The primary lending area of the Bancorp encompasses Lake County in northwest Indiana and Cook County in northeast Illinois, where collectively a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter County, and to a lesser extent, LaPorte, Newton, and Jasper counties in Indiana; and DuPage, Lake, and Will counties in Illinois.

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

Designated officers have authorities, established by the Board of Directors, to approve loans. Loans up to $2,500,000 are approved by the loan officers’ loan committee. Loans from $2,500,000 to $5,000,000 are approved by the senior officers’ loan committee (SOLC). All loans in excess of $5,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Executive Committee. (All members of the Bank’s Board of Directors and Executive Committee are also members of the Bancorp’s Board of Directors and Executive Committee, respectively.) Certain loan renewals and extensions may not require approval by the Board of Directors or the Executive Committee as long as there is no material change, credit downgrade, significant change in borrower or guarantor status, material release or change in collateral value or the eligible loan renewal or extension is not outside the current concentration limits set by the Board of Directors. The maximum in-house legal lending limit as set by the Board of Directors is the lower of 10% of the Bank’s risk based capital or $8,000,000. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board action. The Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 2019, 70% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five, seven or ten year period. ARM originations totaled $17.0 million for 2019 and $16.2 million for 2018. During 2019, ARMs represented 13.6% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

The Bancorp’s mortgage loan collection procedures provide that, when a mortgage loan is 15 days or more delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his, her, or its financial affairs. If the loan continues in a delinquent status for 120 days, the Bancorp will generally initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bancorp. Foreclosed real estate is recorded at fair value at the date of foreclosure. At foreclosure, any write-down of the property is charged to the allowance for loan losses. Costs relating to improvement of property are capitalized, whereas holding costs are expensed. Valuations are periodically performed by management, and a valuation allowance is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less selling costs. Subsequent gains or losses on disposition, including expenses incurred in connection with the disposition, are charged to operations. Collection procedures for consumer loans provide that when a consumer loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bancorp may grant a payment deferral. If a loan continues to be delinquent after 60 days and all collection efforts have been exhausted, the Bancorp will initiate legal proceedings. Collection procedures for commercial business loans provide that when a commercial loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower pursuant to the commercial loan collection policy. In certain instances, the Bancorp may grant a payment deferral or restructure the loan. Once it has been determined that collection efforts are unsuccessful, the Bancorp will initiate legal proceedings.

The following table sets forth information regarding the Bancorp’s non-performing assets as of December 31, for each period indicated. The amounts are stated in thousands (000’s).

	2019	2018	2017	2016	2015
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$5,267	$5,405	$3,858	$4,521	$4,172
Commercial	658	695	466	456	1,007
Commercial business	582	495	672	628	22
Consumer	-	-	-	-	-
Total	$6,507	$6,595	$4,996	$5,605	$5,201

Accruing loans which are contractually past due 90 days or more:
Real estate:
Residential	$471	$172	$227	$500	$377
Commercial	61	-	-	-	-
Commercial business	288	149	-	-	-
Consumer	46	-	-	-	-
Total	$866	$321	$227	$500	$377

Loans that qualify as troubled debt restructurings and accruing:
Real estate:
Residential	$494	$598	$302	$-	$-
Commercial	823	1,074	181	-	4,419
Commercial business	459	234	52	60	74
Consumer	-	-	-	-	-
Total	$1,776	$1,906	$535	$60	$4,493

Total of non-accrual, 90 days past due and accruing, and restructurings	$9,149	$8,822	$5,758	$6,165	$10,071

Ratio of non-performing loans to total assets	0.56%	0.63%	0.56%	0.67%	0.64%
Ratio of non-performing loans to total loans	0.81%	0.90%	0.84%	1.05%	0.98%
* non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more

Foreclosed real estate	$1,083	$1,627	$1,699	$2,665	$1,590
Ratio of foreclosed real estate to total assets	0.08%	0.15%	0.18%	0.29%	0.18%

During 2019, gross interest income of $565 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $15 thousand.

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

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2019 or December 31, 2018.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2019	December 31, 2018
Residential real estate	$4,491	$5,366
Home equity	507	373
Commercial real estate	1,565	1,770
Construction and land development	-	-
Multifamily	802	-
Farmland	-	-
Commercial business	727	728
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$8,092	$8,237

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2019	December 31, 2018
Residential real estate	$4,203	$3,908
Home equity	813	657
Commercial real estate	5,380	4,715
Construction and land development	-	-
Multifamily	-	149
Farmland	-	-
Commercial business	2,228	2,958
Consumer	-	-
Manufactured homes	-	20
Government	-	-
Total	$12,624	$12,407

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2019	December 31, 2018
Residential real estate	$2,223	$1,550
Home equity	437	264
Commercial real estate	1,565	2,105
Construction and land development	-	-
Multifamily	802	-
Farmland	-	-
Commercial business	2,191	1,863
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$7,218	$5,782

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)	December 31, 2019		December 31, 2018
Loan Segment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	6	$480	5	$457
Home equity	6	176	5	141
Commercial real estate	3	822	4	1,074
Construction and land development	-	-	-	-
Multifamily	-	-	-	-
Farmland	-	-	-	-
Commercial business	7	622	5	359
Consumer	-	-	-	-
Manufactured homes	-	-	-	-
Government	-	-	-	-
Total	22	$2,100	19	$2,031

The increase in the nonperforming, special mention and impaired loans reflected in the tables above for the twelve months ending December 31, 2019, are the result of the completion of the AJSB acquisition as well as four commercial real estate loans to two borrowers and eleven commercial business loans to eight borrowers which were not related to the acquisition. The decrease in the substandard loans reflected in the tables above for the twelve months ending December 31, 2019, are the result of the removal of numerous residential loans, which was offset by the AJSB acquisition as well as one commercial real estate loan and eight commercial business loans to five borrowers.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	2019	2018	2017	2016	2015
Balance at beginning of period	$7,962	$7,482	$7,698	$6,953	$6,361
Loans charged-off:
Real estate residential	(160)	(242)	(1,019)	(529)	(239)
Commercial real estate	(229)	(119)	-	-	(59)
Commercial real estate participations	-	-	-	-	-
Commercial business	(1,178)	(592)	(386)	-	(77)
Consumer	(54)	(58)	(71)	(33)	(30)
Total charge-offs	(1,621)	(1,011)	(1,476)	(562)	(405)
Recoveries:
Residential real estate	29	1	3	2	9
Commercial real estate	-	24	-	-	22
Commercial real estate participations	-	-	-	-	-
Commercial business	25	134	39	28	10
Consumer	20	24	18	9	2
Total recoveries	74	183	60	39	43
Net (charge-offs) / recoveries	(1,547)	(828)	(1,416)	(523)	(362)
Provision for loan losses	2,584	1,308	1,200	1,268	954
Balance at end of period	$8,999	$7,962	$7,482	$7,698	$6,953

ALL to loans outstanding	0.99%	1.04%	1.21%	1.32%	1.22%
ALL to nonperforming loans	122.05%	115.12%	143.26%	126.10%	124.66%
Net charge-offs / recoveries to average loans outstanding during the period	-0.18%	-0.12%	-0.23%	-0.09%	-0.06%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2019		2018		2017		2016		2015		2014
	$	%	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	2,035	38.4	1,917	35.2	1,734	33.7	2,410	35.3	1,711	37.4	1,877	38.8
Commercial and other dwelling	5,400	46.6	4,563	47.7	4,365	49.2	4,302	46.3	4,436	45.4	3,658	43.7
Consumer loans	43	1.9	82	0.7	31	0.1	34	0.1	38	0.1	18	0.1
Commercial business and other	1,521	13.1	1,400	16.4	1,352	17.0	952	18.3	768	17.1	808	17.4
Total	8,999	100.0	7,962	100.0	7,482	100.0	7,698	100.0	6,953	100.0	6,361	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2019, the Bancorp did not hold as investments any derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, and municipal securities. In addition, short-term funds are generally invested as interest bearing balances in financial institutions and federal funds. At December 31, 2019, the Bancorp’s investment portfolio totaled $277.2 million. In addition, the Bancorp had $15.5 million of federal funds sold, and $3.9 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2019	2018	2017
Money market fund	$9,670	$2,480	$476
U.S. government agencies:
Available-for-sale	13,058	7,894	3,890
Mortgage-backed securities (1):
Available-for-sale	77,316	50,583	47,314
Collateralized Mortgage Obligations (1):
Available-for-sale	73,672	84,698	85,624
Municipal Securities:
Available-for-sale	102,427	94,064	103,747
Trust Preferred Securities:
Available-for-sale	1,076	2,049	3,439
Totals	$277,219	$241,768	$244,490

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2019, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Money market fund:	$9,670	1.52%	$-	0.00%	$-	0.00%	$-	0.00%
U.S. government Agencies:
AFS	3,003	2.63%	-	0.00%	10,055	3.21%	-	0.00%
Municipal Securities:
AFS	911	5.43%	3,197	4.81%	7,648	4.37%	90,671	4.02%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,076	2.64%
Totals	$13,584	2.03%	$3,197	4.81%	$17,703	3.71%	$91,747	4.00%

The Bancorp currently holds two trust preferred securities and the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2019, the cost basis of the two trust preferred securities on non-accrual status totaled $2.2 million.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2019, the Bancorp had $11.5 million in repurchase agreements. Other borrowings totaled $14.0 million, all of which were FHLB advances.

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

	2019		2018		2017
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$169,781	-	$124,866	-	$117,656	-
Interest bearing demand deposits	217,222	0.22	190,372	0.15	169,980	0.08
MMDA accounts	193,915	0.99	157,228	0.45	170,211	0.26
Savings accounts	211,492	0.17	144,746	0.08	131,908	0.08
Certificates of deposit	316,277	1.77	222,267	1.21	180,413	0.77
Total deposits	$1,108,687	0.75	$839,479	0.45	$770,168	0.27

Maturities of time certificates of deposit and other time deposits of $100 thousand or more at December 31, 2019, are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$46,706
Over 3 months through 6 months	45,299
Over 6 months through 12 months	57,569
Over 12 months	21,992
Total	$171,566

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

	At December 31,
Repurchase agreements:	2019	2018	2017
Balance	$11,499	$11,628	$11,300
Securities underlying the agreements:
Ending carrying amount	16,961	16,262	18,053
Ending fair value	16,961	16,262	18,053
Weighted average rate (1)	1.51%	1.44%	0.91%

	For year ended December 31,
	2019	2018	2017
Highest month-end balance	$20,628	$16,672	$17,720
Average outstanding balance	12,928	12,754	13,734
Weighted average rate on securities sold under agreements to repurchase (2)	1.80%	1.38%	0.82%

	At December 31,
	2019	2018	2017
Fixed rate short-term advances from the FHLB	$8,000	$9,000	$6,100
Fixed rate long-term advances from the FHLB	6,000	14,000	11,000
Variable advances from the FHLB	-	20,000	-
FHLB line-of-credit	-	-	3,181
Overdrawn due from other financial institutions	-	-	600
Total borrowings	$14,000	$43,000	$20,881

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2019, the market value of the Wealth Management Group’s assets totaled $342.9 million, an increase of $33.9 million, compared to December 31, 2018.

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

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2019.

Weighted average yield:
Securities	2.64%
Loans receivable	5.07%
Federal Home Loan Bank stock	4.49%
Total interest-earning assets	4.43%

Weighted average cost:
Deposit accounts	0.75%
Borrowed funds	2.67%
Total interest-bearing liabilities	0.80%

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.63%

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2019	2018	2017
Return on average assets	0.94%	0.93%	0.98%
Return on average equity	9.54%	9.88%	9.90%
Average equity-to-average assets ratio	9.86%	9.43%	9.94%
Dividend payout ratio	35.10%	37.62%	36.76%

	At December 31,
	2019	2018	2017
Total stockholders’ equity to total assets	10.09%	9.26%	9.93%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

The amounts are stated in thousands (000's).

	Year ended December 31, 2019			Year ended December 31, 2018			Year ended December 31, 2017
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$35,656	$669	1.88%	$5,996	$167	2.79%	$5,114	$54	1.06%
Federal funds sold	5,170	178	3.44	901	10	1.11	960	4	0.42
Nontaxable Securities	91,489	2,856	3.12	91,458	3,043	3.33	94,238	3,143	3.34
Taxable Securities	169,413	4,092	2.42	150,048	3,838	2.56	148,264	3,298	2.22
Total investments	301,728	7,795	2.58	248,403	7,058	2.84	248,576	6,499	2.61
Loans:*
Real estate mortgage loans	739,360	37,574	5.08	567,949	27,091	4.77	495,448	22,697	4.58
Commercial business loans	126,719	6,451	5.09	113,545	5,079	4.47	108,083	4,143	3.83
Consumer loans	10,532	430	4.08	2,665	222	8.33	382	19	4.97
Total loans	876,611	44,455	5.07	684,159	32,392	4.73	603,913	26,859	4.45
Total interest-earning assets	1,178,339	52,250	4.43	932,562	39,450	4.23	852,489	33,358	3.91
Allowance for loan losses	(8,660)			(7,512)			(7,239)
Cash and due from banks	23,237			10,813			12,171
Premises and equipment	28,355			21,835			19,621
Other assets	64,693			44,210			34,036
Total assets	$1,285,964			$1,001,908			$911,078

Liabilities:

Demand deposit	$169,781	$-	-%	$124,866	$-	-%	$117,656	$-	-%
NOW accounts	217,222	476	0.22	190,372	288	0.15	169,980	129	0.08
Money market demand accounts	193,915	1,924	0.99	157,228	705	0.45	170,211	437	0.26
Savings accounts	211,492	354	0.17	144,746	118	0.08	131,908	110	0.08
Certificates of deposit	316,277	5,605	1.77	222,267	2,688	1.21	180,413	1,383	0.77
Total interest-bearing deposits	1,108,687	8,359	0.75	839,479	3,799	0.45	770,168	2,059	0.27
Repurchase Agreements	12,928	233	1.80	12,754	176	1.38	13,734	113	0.82
Borrowed funds	18,702	500	2.67	44,628	1,116	2.50	28,326	420	1.48
Total interest-bearing liabilities	1,140,317	9,092	0.80	896,861	5,091	0.57	812,228	2,592	0.32

Other liabilities	18,802			10,587			8,312
Total liabilities	1,159,119			907,448			820,540

Stockholders' equity	126,845			94,460			90,538
Total liabilities and stockholders' equity	$1,285,964			$1,001,908			$911,078
Net interest income		$43,158			$34,359			$30,766
Net interest spread			3.63%			3.66%			3.59%
Net interest margin**			3.66%			3.68%			3.61%

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

	Year Ended December 31,			Year Ended December 31,
	2019	vs.	2018	2018	vs.	2017
	Increase / (Decrease) Due To			Increase / (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$9,460	$2,603	$12,063	$3,858	$1,675	$5,533
Securities	533	(466)	67	(27)	474	447
Other interest-earning assets	288	382	670	10	102	112
Total interest-earning assets	10,281	2,519	12,800	3,841	2,251	6,092

Interest Expense:
Deposits	1,482	3,078	4,560	1,540	200	1,740
Borrowed Funds	(596)	37	(559)	242	517	759
Total interest-bearing liabilities	886	3,115	4,001	1,782	717	2,499

Net change in net interest income/(expense)	$9,395	$(596)	$8,799	$2,059	$1,534	$3,593

Subsidiary Activities

NWIN Risk Management, Inc. is a wholly owned subsidiary of the Bancorp. The subsidiary provides captive insurance for the subsidiaries of the Bancorp. At December 31, 2019, the Bancorp had an investment balance of $1.7 million in NWIN Risk Management, Inc.

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2019, the Bank had an investment balance of $164 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2019, the Bank had an investment balance of $357.9 million in NWIN, LLC.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2019, the REIT held assets of $57.4 million in real estate loans.

Columbia Development Company, LLC is a wholly owned subsidiary of the Bank and was incorporated under the laws of the State of Indiana. The subsidiary holds real estate properties that the Bank has acquired through the foreclosure process. At December 31, 2019, the Bank had an investment balance of $4.5 million in Columbia Development Company, LLC.

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

Personnel

As of December 31, 2019, the Bank had 246 full-time and 44 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has six executive officers and has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

Regulation and Supervision

Bank Holding Company Regulation. The Bancorp is registered as a bank holding company for the Bank and has elected to be a financial holding company under the Gramm-Leach-Bliley Act of 1999. As a bank holding company and financial holding company, the Bancorp is subject to the regulation and supervision of the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the FRB.

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

The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Bancorp, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Bancorp. In addition, the CBCA prohibits any entity from acquiring 25% (the BHCA has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the FRB. On January 31, 2020, the FRB approved the issuance of a final rule (which becomes effective April 1, 2020) that clarifies and codifies the FRB’s standards for determining whether one company has control over another. The final rule establishes four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until the buffer requirement became fully effective on January 1, 2019.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2019, the Bank met all applicable capital adequacy requirements.

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

The following table shows that, at December 31, 2019, and December 31, 2018, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$110.8	11.8%	$42.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$110.8	11.8%	$56.5	6.0%	N/A	N/A
Total capital to risk-weighted assets	$119.8	12.7%	$75.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$110.8	8.5%	$52.3	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$92.8	11.6%	$26.1	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$92.8	11.6%	$42.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$100.8	12.6%	$64.2	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$92.8	8.6%	$43.2	4.0%	N/A	N/A

In addition, the following table shows that, at December 31, 2019, and December 31, 2018, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$108.9	11.6%	$42.4	4.5%	$61.2	6.5%
Tier 1 capital to risk-weighted assets	$108.9	11.6%	$56.5	6.0%	$75.3	8.0%
Total capital to risk-weighted assets	$117.9	12.5%	$75.3	8.0%	$94.1	10.0%
Tier 1 capital to adjusted average assets	$108.9	8.3%	$52.3	4.0%	$65.3	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$89.9	11.2%	$36.2	4.5%	$52.2	6.5%
Tier 1 capital to risk-weighted assets	$89.9	11.2%	$48.2	6.0%	$64.3	8.0%
Total capital to risk-weighted assets	$97.9	12.2%	$64.3	8.0%	$80.3	10.0%
Tier 1 capital to adjusted average assets	$89.9	8.4%	$42.9	4.0%	$53.6	5.0%

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

New Accounting Standards With Regulatory Effect. In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, the Bancorp will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019. The new CECL standard will become effective for the Bancorp for fiscal year ending December 31, 2023 and for interim periods within the fiscal year. The Bancorp’s management is currently evaluating the impact the CECL model will have on the Bancorp’s accounting. Additional detail around managements current efforts can be found in Note 1 to the financial statements, under ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest bearing transaction accounts. Rather, deposits held in noninterest bearing transaction accounts are aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid net deposit insurance assessments of $297 thousand during the year ended December 31, 2019. During 2019, the Deposit Insurance Fund exceeded its outlined reserve ratio, and as a result the Bank received one-time assessment credits. For 2019, the deposit insurance assessment rate before applying one-time assessment credits was approximately 0.057% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank was also subject to assessment for the Financing Corporation (FICO) to service the interest on the FICO’s bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continued until the FICO bonds matured in 2019. During 2019, the FICO assessment rate was 0.01 basis points for each $100 of insured deposits. The Bank paid interest payment assessments of approximately $3 thousand during the year ended December 31, 2019. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

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

The schedules reduce the initial base assessment rate in each of the four risk-based pricing categories.

●	For small Risk category I banks, the rates range from 5-9 basis points.
●	The rates for small institutions in Risk Categories II, III and IV are 14, 23 and 35 basis points, respectively.
●	For large institutions and large, highly complex institutions, the rate schedule ranges from 5 to 35 basis points.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2019, the Bank was in compliance with this requirement.

At December 31, 2019, the Bancorp owned $3.9 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of $14.0 million from the FHLBI. The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $175 thousand in 2019. At December 31, 2019, the Bancorp’s excess borrowing capacity based on collateral from the FHLBI was $146.1 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act ("Gramm-Leach"), bank holding companies are permitted to offer their customers virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. In order to engage in these new financial activities, a bank holding company must qualify and register with the FRB as a "financial holding company" by demonstrating that each of its bank subsidiaries is well capitalized, well managed and has at least a satisfactory rating under the CRA. As previously discussed, the Bancorp has elected to become a financial holding company under Gramm-Leach.

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

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2019, the Bancorp did not discover any material cybersecurity incidents.

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

State Taxation

The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 6.25% on “adjusted gross income”. This rate is scheduled to decrease over the succeeding years as follows: to 6.0% for 2020, to 5.5% for 2021, to 5.0% for 2022, and to 4.9% for 2023 and thereafter. Additionally, the Bank is subject to Illinois state tax which is imposed at a flat rate of 9.5%. “Adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Internal Revenue Code of 1986, as amended (the “Code”) and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana and Illinois modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Accounting for Income Taxes

At December 31, 2019, the Bancorp has consolidated total deferred tax assets of $6.6 million and consolidated total deferred tax liabilities of $3.3 million, resulting in a consolidated net deferred tax asset of $3.3 million, net of a $92 thousand valuation allowance. The valuation allowance of $92 thousand was provided for the state tax credit, as management does not believe these amounts will be fully utilized before statutory expiration.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s 22 banking locations. The Bancorp owns all of its office properties.

As of December 31, 2019, the Bank operated 16 branches in Northwest Indiana, with 15 of the branches located in Lake County and one branch located in Porter County, Indiana, and six branches located in Cook County, Illinois. The Bank owns all of its branch properties. All of the Bank’s branches are equipped with automated teller machines and a majority of the branches have drive-through facilities.

The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions, electronic banking, and wealth management. The net book value of the Bank’s property, premises and equipment totaled $29.4 million at December 31, 2019.

Item 3. Legal Proceedings

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2020 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

Executive Officer	Age at December 31, 2019	Position
David A. Bochnowski	74	Executive Chairman
Benjamin J. Bochnowski	39	President, Chief Executive Officer
Robert T. Lowry	58	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	61	Executive Vice President, General Counsel, Corporate Secretary
Tanya A. Leetz	49	Executive Vice President, Chief Information and Technology Officer
Todd Scheub	52	Executive Vice President, Chief Banking Officer

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

Benjamin J. Bochnowski currently serves as President and Chief Executive Officer of the Bancorp. Mr. Bochnowski joined the Bancorp in 2010, became Executive Vice President and Chief Operating Officer of the Bancorp in 2013, and was promoted to President and Chief Operating Officer in 2015. He became the Chief Executive Officer in 2016. He was appointed to the Board of the Indiana Department of Financial Institutions by the Governor of Indiana in 2019. He is also a Director and member of the Executive Committee of the Indiana Bankers Association, and serves on the Membership Committee of the American Bankers Association. He also serves as the Chairman of the Board of Directors of One Region, a non-profit business organization focused on population growth. Mr. Bochnowski volunteers with the Volunteer Income Tax Assistance (VITA) Program for low income individuals, and has been a mentor for the Entrepreneurship Boot Camp for Veterans at Purdue University.

Robert T. Lowry is Executive Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. He is responsible for finance, accounting, financial reporting, human resources, and risk management activities. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Assistant Controller, Internal Auditor and Controller. Mr. Lowry is a Certified Public Accountant (CPA) licensed in Indiana and a Chartered Global Management Accountant (CGMA). Mr. Lowry holds a Master’s of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry has taught online courses for the American Bankers Association that focused on capital and liquidity management, interest rate risk and investments. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana as board chairman and chair of the executive committee. In addition, Mr. Lowry is a volunteer for the IRS Volunteer Income Tax Assistance (VITA) program. He is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society.

Leane English Cerven is Executive Vice President, General Counsel, and Corporate Secretary of NorthWest Indiana Bancorp and Peoples Bank SB. She provides legal, regulatory and corporate governance support to the Bancorp and the Bank, and is responsible for the transfer agency. Ms. Cerven has been employed by the Bancorp and the Bank since 2010. Prior to joining the Bancorp and the Bank, she was Vice President and Legal Counsel for Bank One and an Associate Attorney with Mayer, Brown & Platt. She is licensed to practice law in Indiana and Illinois. Ms. Cerven holds a J.D. from Valparaiso University School of Law and a B.A. (Political Science/Spanish) from the University of Minnesota, Minneapolis. She is a 2014 graduate of the American Bankers Association Stonier Graduate School of Banking, chair of the Stonier Graduate School of Banking Advisory Board, and a Stonier capstone advisor. She is also a co-chair of the ABA’s General Counsels Group. She serves on the Board of South Shore Arts, Munster, Indiana and the Bioethics Committees for St. Catherine Hospital, East Chicago, Indiana and St. Mary Medical Center, Hobart, Indiana.

Tanya A. Leetz is Executive Vice President, Chief Information and Technology Officer of the Bancorp and the Bank. She is responsible for the Solutions Group which encompasses the Bank’s Project and Change Management, Operations, Secure Collaboration & Integration, and Customer Experience Teams. She serves as liaison to the Sales and Brand Group. Ms. Leetz joined the Bank in 1994 and has previously served as trust administrator, management development, information systems manager, and chief operating officer. She is a Certified Information Security Manager (CISM) and Certified in Risk and Information Systems Control (CRISC). Ms. Leetz holds a Master’s Degree in Business Administration and a Bachelor of Science Degree in Financial Planning from Purdue University. She also graduated from America’s Community Bankers National School of Banking. Ms. Leetz currently serves as the Chair of the Boys and Girls Clubs of Greater Northwest Indiana Board and is involved in other community activities. She is a member of the Information Systems Audit and Control Association and serves as an advisory member of a national technology committee.

Todd M. Scheub is Executive Vice President, Chief Banking Officer of the Bancorp and the Bank. He is responsible for the Bank’s Wealth Management group, Retail Banking group, Marketing, Commercial, and Retail lending groups as well as the management of asset quality in the loan portfolio. Mr. Scheub joined the Bank in 1996 and has previously held positions in the commercial lending group. He provides oversight to the sales group in wealth management, retail banking, business and retail lending as well as chairing the Senior Officer’s Loan Committee. Additionally he provides oversight to the Bank’s Marketing group. He is the liaison to the solutions group, risk management, executive management, and the Board of Directors on all items related to the Bank’s sales groups. Mr. Scheub holds a Bachelor of Science Degree in Business and a Master’s Degree in Business Administration from Indiana University Northwest. He also graduated from America’s Community Bankers National School of Banking. Mr. Scheub is a Board Member at Campagna Academy, Lake County Economic Alliance, and the Indiana University Northwest Business School Advisory Board.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Bancorp’s Common Stock is not listed on any national securities exchange, but rather is quoted in the over-the-market on the OTC Pink Marketplace, which is maintained by OTC Markets Group, Inc., and on the OTC Bulletin Board, which is maintained by the Financial Industry Regulatory Authority, Inc., under the symbol “NWIN.” The Bancorp’s stock is not actively traded. As of March 13, 2020, the Bancorp had 3,463,136 shares of common stock outstanding and 614 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms. Any over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the twelve months ended December 31, 2019 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2019 – January 31, 2019	-	N/A	-	48,828
February 1, 2019 – February 28, 2019	-	N/A	-	48,828
March 1, 2019 – March 31, 2019	-	N/A	-	48,828
April 1, 2019 – April 30, 2019	-	N/A	-	48,828
May 1, 2019 – May 31, 2019	-	N/A	-	48,828
June 1, 2019 – June 30, 2019	-	N/A	-	48,828
July 1, 2019 – July 31, 2019	-	N/A	-	48,828
August 1, 2019 – August 31, 2019	-	N/A	-	48,828
September 1, 2019 – September 30, 2019	-	N/A	-	48,828
October 1, 2019 –October 31, 2019	-	N/A	-	48,828
November 1, 2019 – November 30, 2019	-	N/A	-	48,828
December 1, 2019 – December 31, 2019	-	N/A	-	48,828

(1) The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 6. Selected Financial Data

Fiscal Year Ended	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2018	2017	2016	2015
Statement of Income:

Total interest income	$52,250	$39,450	$33,358	$32,399	$29,383
Total interest expense	9,092	5,091	2,592	2,345	2,013
Net interest income	43,158	34,359	30,766	30,054	27,370
Provision for loan losses	2,584	1,308	1,200	1,268	954
Net interest income after provision for loan losses	40,574	33,051	29,566	28,786	26,416
Noninterest income	10,670	9,099	7,752	7,613	6,850
Noninterest expense	37,388	31,383	25,488	24,709	23,616
Net noninterest expense	26,718	22,284	17,736	17,096	16,766
Income tax expenses/(benefit)	1,759	1,430	2,869	2,548	1,798
Net income	$12,097	$9,337	$8,961	$9,142	$7,852

Basic earnings per common share	$3.53	$3.17	$3.13	$3.20	$2.75
Diluted earnings per common share	$3.53	$3.17	$3.13	$3.20	$2.75
Cash dividends declared per common share	$1.23	$1.19	$1.15	$1.11	$1.06

	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2018	2017	2016	2015
Balance Sheet:

Total assets	$1,328,722	$1,096,158	$927,259	$913,626	$864,893
Loans receivable	906,869	764,400	620,211	583,650	571,898
Investment securities	277,219	241,768	244,490	233,625	233,350
Deposits	1,154,370	929,786	793,004	779,771	714,875
Borrowed funds	25,499	54,628	32,181	39,826	58,001
Total stockholders' equity	134,103	101,464	92,060	84,108	80,909

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
Interest Rate Spread During Period:

Average effective yield on loans and investment securities	4.43%	4.22%	3.91%	3.89%	3.84%
Average effective cost of deposits and borrowings	0.80%	0.57%	0.32%	0.30%	0.28%
Interest rate spread	3.63%	3.65%	3.59%	3.59%	3.56%

Net interest margin	3.66%	3.67%	3.61%	3.61%	3.58%
Return on average assets	0.94%	0.93%	0.98%	1.03%	0.96%
Return on average equity	9.54%	9.88%	9.90%	10.65%	9.90%

	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015

Common equity tier 1 capital to risk-weighted assets	11.8%	11.6%	12.9%	13.1%	12.4%
Tier 1 capital to risk-weighted assets	11.8%	11.6%	12.9%	13.1%	12.4%
Total capital to risk-weighted assets	12.7%	12.6%	14.0%	14.3%	13.5%
Tier 1 capital to adjusted average assets	8.5%	8.6%	9.6%	9.2%	9.0%

Allowance for loan losses to total loans	0.99%	1.04%	1.21%	1.32%	1.22%
Allowance for loan losses to non-performing loans	122.05%	115.12%	143.26%	126.10%	124.66%
Non-performing loans to total loans	0.81%	0.90%	0.84%	1.05%	0.98%

Total loan accounts	7,272	6,176	5,680	5,655	5,628
Total deposit accounts	43,116	36,039	31,080	31,175	30,968
Total Banking Centers (all full service)	22	19	16	16	16

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

At December 31, 2019, the Bancorp had total assets of $1.3 billion and total deposits of $1.2 billion. The Bancorp's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) that is administered by the Federal Deposit Insurance Corporation (FDIC), an agency of the federal government. At December 31, 2019, stockholders' equity totaled $134.1 million, with book value per share at $38.85. Net income for 2019 was $12.1 million, or $3.53 basic and diluted earnings per common share. The return on average assets was 0.94%, while the return on average stockholders’ equity was 9.54%.

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

The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.7 million. Based upon the closing price of NWIN’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $33.2 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. As of December 31, 2019, acquisition costs related to the AJSB Merger equaled approximately $2.1 million. The acquisition further expanded the Bank’s banking center network in Cook County, Illinois, expanding the Bank’s full-service retail banking network to 22 banking centers.

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

Financial Condition

During the year ended December 31, 2019, total assets increased by $232.6 million (21.2%), to $1.3 billion, with interest-earning assets increasing by $204.2 million (20.1%). At December 31, 2019, interest-earning assets totaled $1.2 billion and represented 92.0% of total assets. Loans totaled $906.9 million and represented 74.2% of interest-earning assets, 68.3% of total assets and 78.6% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income.

	December 31,		December 31,
(Dollars in thousands)	2019		2018
	Balance	% Loans	Balance	% Loans

Residential real estate	$299,333	33.0%	$223,323	29.2%
Home equity	49,181	5.4%	45,483	6.0%
Commercial real estate	283,108	31.2%	253,104	33.1%
Construction and land development	87,710	9.7%	64,433	8.4%
Multifamily	51,286	5.7%	47,234	6.2%
Farmland	227	0.0%	240	0.0%
Consumer	1,193	0.1%	643	0.1%
Manufactured Homes	15,939	1.8%	5,400	0.7%
Commercial business	103,088	11.4%	103,439	13.5%
Government	15,804	1.7%	21,101	2.8%
Loans receivable	$906,869	100.0%	$764,400	100.0%

Adjustable rate loans / loans receivable	$504,941	55.7%	$437,928	57.3%

	December 31,	December 31,
	2019	2018

Loans receivable to total assets	68.3%	69.7%
Loans receivable to earning assets	74.2%	75.1%
Loans receivable to total deposits	78.6%	82.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the twelve months ended December 31, 2019, the Bancorp originated $78.2 million in new fixed rate mortgage loans for sale, compared to $55.5 million during the twelve months ended December 31, 2018. Net gains realized from the mortgage loan sales totaled $1.9 million for the twelve months ended December 31, 2019, compared to $1.6 million for the twelve months ended December 31, 2018. At December 31, 2019, the Bancorp had $6.1 million in loans that were classified as held for sale, compared to $2.9 million at December 31, 2018.

Non-performing loans include those loans that are 90 days or more past due and accruing and those loans that have been placed on non-accrual status. At December 31, 2019, all non-performing loans are also accounted for on a non-accrual basis, except for six residential loan totaling $451 thousand, three commercial business loans totaling $288 thousand, one commercial real estate loan totaling $61 thousand, one manufactured home loan totaling $46 thousand, and one home equity loan totaling $20 thousand that remained accruing and more than 90 days past due.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2019	December 31, 2018
Residential real estate	$4,826	$5,257
Home equity	492	320
Commercial real estate	719	695
Construction and land development	-	-
Multifamily	420	-
Farmland	-	-
Commercial business	870	644
Consumer	-	-
Manufactured homes	46	-
Government	-	-
Total	$7,373	$6,916
Nonperforming loans to total loans	0.81%	0.90%
Nonperforming loans to total assets	0.55%	0.63%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2019 or December 31, 2018.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2019	December 31, 2018
Residential real estate	$4,491	$5,366
Home equity	507	373
Commercial real estate	1,565	1,770
Construction and land development	-	-
Multifamily	802	-
Farmland	-	-
Commercial business	727	728
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$8,092	$8,237

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2019	December 31, 2018
Residential real estate	$4,203	$3,908
Home equity	813	657
Commercial real estate	5,380	4,715
Construction and land development	-	-
Multifamily	-	149
Farmland	-	-
Commercial business	2,228	2,958
Consumer	-	-
Manufactured homes	-	20
Government	-	-
Total	$12,624	$12,407

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2019	December 31, 2018
Residential real estate	$2,223	$1,550
Home equity	437	264
Commercial real estate	1,565	2,105
Construction and land development	-	-
Multifamily	802	-
Farmland	-	-
Commercial business	2,191	1,863
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$7,218	$5,782

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)	December 31, 2019		December 31, 2018
Loan Segment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	6	$480	5	$457
Home equity	6	176	5	141
Commercial real estate	3	822	4	1,074
Construction and land development	-	-	-	-
Multifamily	-	-	-	-
Farmland	-	-	-	-
Commercial business	7	622	5	359
Consumer	-	-	-	-
Manufactured homes	-	-	-	-
Government	-	-	-	-
Total	22	$2,100	19	$2,031

The increase in the nonperforming, special mention and impaired loans reflected in the tables above for the twelve months ending December 31, 2019, are the result of the completion of the AJSB acquisition as well as four commercial real estate loans to two borrowers and eleven commercial business loans to eight borrowers which were not related to the acquisition. The decrease in the substandard loans reflected in the tables above for the twelve months ending December 31, 2019, are the result of the removal of numerous residential loans, which was offset by the AJSB acquisition as well as one commercial real estate loan and eight commercial business loans to five borrowers.

At December 31, 2019, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the twelve months ended are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2019	December 31, 2018
Residential real estate	$228	$340
Home equity	21	84
Commercial real estate	667	305
Construction and land development	342	138
Multifamily	57	(150)
Farmland	-	-
Commercial business	1,295	522
Consumer	(5)	85
Manufactured homes	-	-
Government	(21)	(16)
Total	$2,584	$1,308

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	As of December 31, 2019
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(160)	$29	$(131)
Home equity	-	-	-
Commercial real estate	(229)	-	(229)
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(1,178)	25	(1,153)
Consumer	(54)	20	(34)
Manufactured homes	-	-	-
Government	-	-	-
Total	$(1,621)	$74	$(1,547)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2019, total purchased credit impaired loans nonaccretable and accretable discount totaled $2.2 million compared to $3.1 million at December 31, 2018. Additionally, the Bancorp has acquired loans where there was no evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired of $3.8 million at December 31, 2019, compared to $1.8 million at December 31, 2018. The increase in the fair value discount and purchase credit impaired discounts, as of December 31, 2019, is the result of the AJSB acquisition. Details on these fair value marks and the additional reserves created can be found in Note 4, Loans Receivable.

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as an origination cost to the third party originator of the loan.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	December 31, 2019	December 31, 2018

Allowance for loan losses	$8,999	$7,962
Total loans	$906,869	$764,400
Non-performing loans	$7,373	$6,916
ALL-to-total loans	0.99%	1.04%
ALL-to-non-performing loans (coverage ratio)	122.1%	115.1%

The December 31, 2019, balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At December 31, 2019, foreclosed real estate totaled $1.1 million, which was comprised of seventeen properties, compared to $1.6 million and twenty-four properties at December 31, 2018. During 2019, loans totaling $639 thousand were transferred into foreclosed real estate, approximately $86 thousand of foreclosed real estate resulted from the AJSB acquisition, while net sales of foreclosed real estate totaled $1.3 million. Net gains from the 2019 sales totaled $78 thousand. Market value adjustments in 2019 of $120 thousand were also made. At the end of December 2019, all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $277.2 million at December 31, 2019, compared to $241.8 million at December 31, 2018, an increase of $35.5 million (14.7%). The increase in the securities portfolio during the year is a result of market value adjustments and investment of excess liquidity. At December 31, 2019, the securities portfolio represented 22.7% of interest-earning assets and 20.9% of total assets compared to 23.7% of interest-earning assets and 22.1% of total assets at December 31, 2018.

As of December 31, 2019, the Bancorp’s two investments in trust preferred securities are in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities on non-accrual status. At December 31, 2019, the cost basis of the two trust preferred securities on non-accrual status totaled $2.2 million.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	December 31.		December 31,
(Dollars in thousands)	2019		2018
	Balance	% Securities	Balance	% Securities

Money market fund	$9,670	3.5%	$2,480	1.0%
U.S. government sponsored entities	13,058	4.7%	7,894	3.3%
Collateralized mortgage obligations and residential mortgage-backed securities	150,988	54.5%	135,281	56.0%
Municipal securities	102,427	36.9%	94,064	38.9%
Collateralized debt obligations	1,076	0.4%	2,049	0.8%
Total securities available-for-sale	$277,219	100.0%	$241,768	100.0%

	December 31.	December 31,	YTD
(Dollars in thousands)	2019	2018	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$10,750	$3,116	$7,634	245.0%
Fed funds sold	15,544	763	14,781	1937.2%
Certificates of deposit in other financial institutions	2,170	2,024	146	7.2%
Federal Home Loan Bank stock	3,912	3,460	452	13.1%

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

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	December 31,	December 31,	YTD
(Dollars in thousands)	2019	2018	Change
	Balance	Balance	$	%

Checking	$392,324	$341,677	$50,647	14.8%
Savings	209,945	160,490	49,455	30.8%
Money market	224,398	168,727	55,671	33.0%
Certificates of deposit	327,703	258,892	68,811	26.6%
Total deposits	$1,154,370	$929,786	$224,584	24.2%

The overall increase in total deposits is primarily a result of the acquisition of AJSB, along with internally generated growth. This increase also reflects the cyclical nature and timing of municipality deposits.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	December 31,	December 31,	YTD
(Dollars in thousands)	2019	2018	Change
	Balance	Balance	$	%

Repurchase agreements	$11,499	$11,628	$(129)	-1.1%
Borrowed funds	14,000	43,000	(29,000)	-67.4%
Total borrowed funds	$25,499	$54,628	$(29,129)	-53.3%

Repurchase agreements decreased as part of normal account fluctuations within that product line. Borrowed funds decreased as FHLB advances were paid down and matured during the year.

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

During 2019, cash and cash equivalents increased $30.1 million compared to an increase of $6.1 million for 2018. During 2019, the primary sources of cash and cash equivalents were from the change in deposits, acquisition of AJSB, maturities and sales of securities, and loan sales and repayments. The primary uses of cash and cash equivalents were for loan originations, purchases of securities, FHLB advance repayments, and the payment of common stock dividends. During 2019, net cash from operating activities totaled $13.0 million, compared to $10.5 million for 2018. The increase in cash in-flow from operating activities was primarily due to higher net income year over year. Net cash outflows from investing activities totaled $30.1 million during 2019, compared to outflows of $31.2 million during 2018. The changes for the current year were primarily related to the increased cash and cash equivalents from acquisition activity, offset against increased purchases of securities. Net cash inflows from financing activities totaled $47.1 million in 2019, compared to net cash inflows of $26.7 million in 2018. The increase during 2019 was primarily due to the increase in deposits. On a cash basis, the Bancorp paid dividends on common stock of $4.1 million and $3.4 million during 2019 and 2018, respectively. During 2019, the Bancorp’s Board of Directors increased dividends as earnings and capital continued to be sufficient to warrant dividend increases.

Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. Stockholders' equity totaled $134.1 million at December 31, 2019, compared to $101.5 million at December 31, 2018, an increase of $32.6 million (32.2%). The increase was primarily the result of net income of $12.1 million, issuance of $17.5 million shares related to the acquisition of AJSB, and net unrealized gains of available for sale securities of $7.1 million less $4.2 million in dividends. At December 31, 2019, book value per share was $38.85 compared to $33.50 for 2018.

The Bancorp is subject to risk-based capital guidelines adopted by the FRB, and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. These regulations divide capital into various tiers, as described in “Recent Developments – Regulatory Capital Rules” above. The following table shows that, at December 31, 2019, the Bancorp’s capital exceeded all regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$110.8	11.8%	$42.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$110.8	11.8%	$56.5	6.0%	N/A	N/A
Total capital to risk-weighted assets	$119.8	12.7%	$75.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$110.8	8.5%	$52.3	4.0%	N/A	N/A

The following table shows that, at December 31, 2019, the Bank’s capital exceeded all regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$108.9	11.6%	$42.4	4.5%	$61.2	6.5%
Tier 1 capital to risk-weighted assets	$108.9	11.6%	$56.5	6.0%	$75.3	8.0%
Total capital to risk-weighted assets	$117.9	12.5%	$75.3	8.0%	$94.1	10.0%
Tier 1 capital to adjusted average assets	$108.9	8.3%	$52.3	4.0%	$65.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2020, without the need for qualifying for an exemption or prior DFI approval, is its 2020 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 22, 2019 the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.31 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 7, 2020.

Results of Operations –

Comparison of 2019 to 2018

Net income for 2019 was $12.1 million, compared to $9.3 million for 2018, an increase of $2.8 million (29.6%). The twelve-month earnings increase is related to strong loan originations as well as the effects of the mergers with AJSB and First Personal increasing net interest income. The earnings represent a return on average assets of 0.94% for 2019 compared to 0.93% for 2018. The return on average equity was 9.54% for 2019 compared to 9.88% for 2018.

Net interest income for 2019 was $43.2 million, an increase of $8.8 million (25.6%) from $34.4 million for 2018. During the year, the Bancorp’s yield on interest earning assets was positively impacted by higher yields and loan growth, while interest expense was driven higher primarily by deposit account growth and an increased cost of funds. The weighted-average yield on interest-earning assets was 4.43% for 2019 compared to 4.23% for 2018. The weighted-average cost of funds was 0.80% for 2019 compared to 0.57% for 2018. The impact of the 4.43% return on interest earning assets and the 0.80% cost of funds resulted in a net interest spread of 3.63% for 2019, compared to a net interest spread of 3.66% for 2018. During 2019, total interest income increased by $12.8 million (32.4%) while total interest expense increased by $4.0 million (78.6%). The net interest margin was 3.66% for 2019, compared to 3.68% for 2018. The Bancorp’s tax equivalent net interest margin for 2019 was 3.73% compared to 3.81% for 2018. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

(Dollars in thousands)	Average Balances, Interest, and Rates
	December 31, 2019			December 31, 2018
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$33,502	$604	1.80	$3,394	$78	2.30
Federal funds sold	5,170	178	3.44	901	40	4.44
Certificates of deposit in other financial institutions	2,154	65	3.02	2,602	59	2.27
Securities available-for-sale	257,003	6,773	2.64	238,375	6,730	2.82
Loans receivable	876,611	44,455	5.07	684,159	32,392	4.73
Federal Home Loan Bank stock	3,899	175	4.49	3,131	151	4.82
Total interest earning assets	1,178,339	$52,250	4.43	932,562	$39,450	4.23
Cash and non-interest bearing deposits in other financial institutions	23,237			10,813
Allowance for loan losses	(8,660)			(7,512)
Other noninterest bearing assets	93,048			66,045
Total assets	$1,285,964			$1,001,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,108,687	$8,359	0.75	$839,479	$3,799	0.45
Repurchase agreements	12,928	233	1.80	12,754	176	1.38
Borrowed funds	18,702	500	2.67	44,627	1,116	2.50
Total interest bearing liabilities	1,140,317	$9,092	0.80	896,860	$5,091	0.57
Other noninterest bearing liabilities	18,802			10,588
Total liabilities	1,159,119			907,448
Total stockholders' equity	126,845			94,460
Total liabilities and stockholders' equity	$1,285,964			$1,001,908

The increase in interest income for interest bearing deposits in other financial institutions was the result of higher average balance for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in federal funds sold was result of higher average balances for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in certificates of deposits in other financial institutions was the result of higher average rates for the year ended December 31, 2019, compared to the year ended December 31, 2018.The increase in interest income for securities available-for-sale was the result of higher average balances for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase for loans receivable was the result of higher average balances, higher weighted average rates, and the recognition of one-time gains from excess reserves associated with purchase credit impaired loans from the former acquisitions of First Federal Savings & Loan of Hammond and Liberty Savings Bank during the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in Federal Home Loan Bank stock is the result of higher average balances for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in the cost of total deposits was the result of higher average balances and higher weighted average rates for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in the cost of repurchase agreements was the result of higher weighted average rates and balances for the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease in the cost of borrowed was the result of lower average balances for the year ended December 31, 2019, compared to the year ended December 31, 2018.

The following table shows the change in noninterest income for the year ending December 31, 2019, and December 31, 2018.

(Dollars in thousands)	Year Ended December 31,		12/31/2019	vs.	12/31/2018
	2019	2018	$ Change		% Change
Noninterest income:
Fees and service charges	4,737	3,866	871		22.5%
Wealth management operations	1,915	1,696	219		12.9%
Gain on sale of loans held-for-sale, net	1,885	1,619	266		16.4%
Increase in cash value of bank owned life insurance	688	494	194		39.3%
Gain on sale of securities, net	621	1,200	(579)		-48.3%
Benefit from bank owned life insurance	205	-	205		0.0%
Gain on sale of foreclosed real estate	78	54	24		44.4%
Other	541	170	371		218.2%

Total noninterest income	10,670	9,099	1,571		17.3%

The increase in fees and service charges is the result of the Bancorp’s continued focus on maintaining competitive fees within its market place, as well the acquisition of AJSB and full-year benefit of the First Personal acquisition. The increase in wealth management income is related to book value changes in assets under management and the timing of one time fees. The increase in gain on sale of loans held for sale is the result of continued efforts on loan growth and normal course of business sales. The increase in cash value of bank owned life insurance is related to the increased bank owned life insurance balances from the AJSB and First Personal acquisitions. The decrease in gains on sale of securities is a result of current market conditions, maintaining current securities cash flows, and the loss associated with the sale of a trust preferred security. Due to a death benefit recorded during the year, the Bancorp will receive a benefit from bank owned life insurance. The increase in other noninterest income is primarily driven by gains made on the sale of fixed assets and gains related to interest rate lock derivatives.

The following table shows the change in noninterest expense for the year ending December 31, 2019, and December 31, 2018.

(Dollars in thousands)	Year Ended December 31,		12/31/2019	vs.	12/31/2018
	2019	2018	$ Change		% Change
Noninterest expense:
Compensation and benefits	19,617	16,412	3,205		19.5%
Occupancy and equipment	4,548	3,653	895		24.5%
Data processing	2,967	2,467	500		20.3%
Professional services	803	713	90		12.6%
Marketing	926	707	219		31.0%
Federal deposit insurance premiums	300	410	(110)		-26.8%
Other	8,227	7,021	1,206		17.2%

Total noninterest expense	37,388	31,383	6,005		19.1%

The increase in compensation and benefits is primarily the result of increased headcount due to the acquisitions of AJSB and full-year impact of the First Personal acquisition. Additionally, increases to compensation and benefits can be attributed to management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to the AJSB acquisition and full-year impact of the First Personal acquisition, and related assets brought over. The increase in data processing expense is primarily the result of increased utilization of systems. The increase in professional services is the result of the AJSB acquisition and full-year impact of the First Personal acquisition. The increase in marketing expenses is primarily related to the acquisition of AJSB as well as regular advertising initiatives. The decrease in federal deposit insurance premiums is primarily the result of a credit applied by the Federal Deposit Insurance Corporation. The increase in other operating expenses is related to the acquisition costs for AJSB and higher third party costs. The Bancorp’s efficiency ratio was 69.5% for the year ended December 31, 2019, compared to 72.2% for the year ended December 31, 2018. The decreased ratio is related primarily to the increase in interest income. The acquisition of AJSB and First Personal acquisitions are discussed in Note 2 of the financial statements.

Income tax expenses for the year ended December 31, 2019 totaled $1.8 million, compared to income tax expense of $1.4 for the year ended December 31, 2018, an increase of $329 thousand (23.0%). The combined effective federal and state tax rates for the Bancorp was 12.7% for the year ended December 31, 2019, compared to 13.3% for the year ended December 31, 2018. The Bancorp’s lower current period effective tax rate is a result of a larger increase to tax preferred income relative to earnings, and the tax benefits resulting from a new market tax credit entered into during 2019.

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

Public Accounting Firm

To the Board of Directors and Stockholders

NorthWest Indiana Bancorp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NorthWest Indiana Bancorp and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2019, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), based on criteria established in Internal Control‐Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 13, 2020, expressed an unqualified opinion.

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

Chicago, Illinois
March 13, 2020

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2019	2018

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$20,964	$13,260
Interest bearing deposits in other financial institutions	10,750	3,116
Federal funds sold	15,544	763

Total cash and cash equivalents	47,258	17,139

Certificates of deposit in other financial institutions	2,170	2,024

Securities available-for-sale	277,219	241,768
Loans held-for-sale	6,091	2,863
Loans receivable	906,869	764,400
Less: allowance for loan losses	(8,999)	(7,962)
Net loans receivable	897,870	756,438
Federal Home Loan Bank stock	3,912	3,460
Accrued interest receivable	4,029	3,632
Premises and equipment	29,407	24,824
Foreclosed real estate	1,083	1,627
Cash value of bank owned life insurance	30,017	23,142
Goodwill	11,109	8,170
Other assets	18,557	11,071

Total assets	$1,328,722	$1,096,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$172,094	$127,277
Interest bearing	982,276	802,509
Total	1,154,370	929,786
Repurchase agreements	11,499	11,628
Borrowed funds	14,000	43,000
Accrued expenses and other liabilities	14,750	10,280

Total liabilities	1,194,619	994,694

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: December 31, 2019 - 3,451,797 December 31, 2018 - 3,029,157
Additional paid-in capital	29,657	11,927
Accumulated other comprehensive (loss) income	4,261	(2,796)
Retained earnings	100,185	92,333

Total stockholders' equity	134,103	101,464

Total liabilities and stockholders' equity	$1,328,722	$1,096,158

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Year Ended December 31,
	2019	2018
Interest income:
Loans receivable
Real estate loans	$37,574	$27,091
Commercial loans	6,451	5,079
Consumer loans	430	222
Total loan interest	44,455	32,392
Securities	6,948	6,881
Other interest earning assets	847	177

Total interest income	52,250	39,450

Interest expense:
Deposits	8,359	3,799
Repurchase agreements	233	176
Borrowed funds	500	1,116

Total interest expense	9,092	5,091

Net interest income	43,158	34,359
Provision for loan losses	2,584	1,308

Net interest income after provision for loan losses	40,574	33,051

Noninterest income:
Fees and service charges	4,737	3,866
Wealth management operations	1,915	1,696
Gain on sale of loans held-for-sale, net	1,885	1,619
Increase in cash value of bank owned life insurance	688	494
Gain on sale of securities, net	621	1,200
Benefit from bank owned life insurance	205	-
Gain on sale of foreclosed real estate	78	54
Other	541	170

Total noninterest income	10,670	9,099

Noninterest expense:
Compensation and benefits	19,617	16,412
Occupancy and equipment	4,548	3,653
Data processing	2,967	2,467
Professional services	803	713
Marketing	926	707
Federal deposit insurance premiums	300	410
Other	8,227	7,021

Total noninterest expense	37,388	31,383

Income before income tax expenses	13,856	10,767
Income tax expenses	1,759	1,430

Net income	$12,097	$9,337

Earnings per common share:
Basic	$3.53	$3.17
Diluted	$3.53	$3.17

Dividends declared per common share	$1.23	$1.19

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year Ended December 31,
	2019	2018

Net income	$12,097	$9,337

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain/(loss) arising during the period	9,547	(3,211)
Less: reclassification adjustment for gains included in net income	(621)	(1,200)
Net securities gain/(loss) during the period	8,926	(4,411)
Tax effect	(1,869)	931
Net of tax amount	7,057	(3,480)

Comprehensive income, net of tax	$19,154	$5,857

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2018	$-	$4,867	$684	$86,509	$92,060

Comprehensive income:
Net income	-	-	-	9,337	9,337
Net unrealized loss on securities available-for- sale, net of reclassification and tax effects	-	-	(3,480)	-	(3,480)
Comprehensive income					5,857
Net surrender value of 1,658 restricted stock awards		(72)			(72)
Stock-based compensation expense	-	204	-	-	204
Issuance of 161,875 shares at $42.80 per share, for acquisition of First Personal Financial Corporation		6,928			6,928
Cash dividends, $1.19 per share	-	-	-	(3,513)	(3,513)

Balance at December 31, 2018	$-	$11,927	$(2,796)	$92,333	$101,464

Comprehensive income:
Net income	-	-	-	12,097	12,097
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	7,057	-	7,057
Comprehensive income					19,154
Net surrender value of 1,245 restricted stock awards		(63)			(63)
Stock-based compensation expense	-	301	-	-	301
Issuance of 416,478 shares at $42.00 per share, for acquisition of AJS Bancorp, Inc		17,492			17,492
Cash dividends, $1.23 per share	-	-	-	(4,245)	(4,245)

Balance at December 31, 2019	$-	$29,657	$4,261	$100,185	$134,103

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows

(Dollars in thousands)	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,097	$9,337
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(78,175)	(55,525)
Sale of loans originated for sale	76,832	55,643
Depreciation and amortization, net of accretion	1,888	2,594
Deferred tax expense	1,172	256
Amortization of mortgage servicing rights	60	65
Stock based compensation expense	301	204
Net surrender value of restricted stock awards	(63)	(72)
Gain on sale of securities, net	(621)	(1,200)
Gain on sale of loans held-for-sale, net	(1,885)	(1,619)
Gain on sale of premises and equipment, net	(133)	-
Gain on sale of foreclosed real estate	(78)	(54)
Benefit from bank owned life insurance	(205)	-
Provision for loan losses	2,584	1,308
Net change in:
Interest receivable	(397)	(369)
Other assets	(5,407)	1,044
Accrued expenses and other liabilities	2,987	(1,072)
Total adjustments	(1,140)	1,203
Net cash - operating activities	10,957	10,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	739	3,370
Purchase of certificates of deposit in other financial institutions	(885)	(490)
Proceeds from maturities and pay downs of securities available-for-sale	31,595	22,551
Proceeds from sales of securities available-for-sale	37,939	34,545
Purchase of securities available-for-sale	(93,205)	(58,632)
Net change in loans receivable	(54,838)	(50,727)
Sale (purchase) of Federal Home Loan Bank Stock	60	(241)
Purchase of premises and equipment, net	(3,041)	(1,011)
Proceeds from sale of premises and equipment	243	-
Proceeds from sale of foreclosed real estate	1,227	1,565
Write down of foreclosed real estate	120	135
Cash and cash equivalents from acquisition activity, net	52,560	18,261
Change in cash value of bank owned life insurance	(688)	(493)
Net cash - investing activities	(28,174)	(31,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	80,550	11,850
Proceeds from FHLB advances	-	77,000
Repayment of FHLB advances	(29,000)	(51,100)
Repayment of trust preferred security related to First Personal Merger	-	(4,124)
Change in other borrowed funds	(129)	(3,453)
Dividends paid	(4,085)	(3,432)
Net cash - financing activities	47,336	26,741
Net change in cash and cash equivalents	30,119	6,114
Cash and cash equivalents at beginning of period	17,139	11,025
Cash and cash equivalents at end of period	$47,258	$17,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,099	$4,947
Income taxes	1,605	1,130
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$172,925	$137,449
Value of goodwill and other intangible assets	5,856	8,481
Fair value of liabilities assumed	145,546	130,313
Cash paid for acquisition	15,743	8,689
Issuance of common stock for acquisition	17,492	6,928
Noncash activities:
Transfers from loans to foreclosed real estate	$639	$282

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include NorthWest Indiana Bancorp (the “Bancorp” or “NWIN”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation provides insurance and annuity investments to the Bank’s wealth management customers. NWIN, LLC is located in Las Vegas, Nevada and serves as the Bank’s investment subsidiary and parent of a real estate investment trust, NWIN Funding, Inc. NWIN Funding, Inc. was formed as an Indiana Real Estate Investment Trust. The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. receives favorable state tax treatment for income generated by its operations. Columbia Development Company is a limited liability company that serves to hold certain real estate properties that are acquired through foreclosure. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Securities – The Bancorp classifies securities into held-to-maturity, available-for-sale, or trading categories. Held-to-maturity securities are those which management has the positive intent and the Bancorp has the ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax. At December 31, 2019, and 2018, all of the Bancorp’s securities were classified as available-for-sale. The Bancorp does not have a held to maturity or trading portfolio. Realized gains and losses resulting from the sale of securities recorded on the trade date are computed by the specific identification method. Interest and dividend income, adjusted by amortization of premiums or discounts on a level yield method, are included in earnings. Securities are reviewed for other-than-temporary impairment on a quarterly basis.

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

Loans and Loan Interest Income – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and net deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The accrual of interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than when they reach 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off status at an earlier date if collection of principal or interest is considered doubtful.

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

Income Taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

At December 31, 2019 and 2018, the Bancorp evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Bancorp believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Bancorp's financial condition, results of operations, or cash flows. Accordingly, the Bancorp has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2019 and 2018.

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

Restrictions on Cash ––ative contracts entered into by the Bancorp, $2.3 million was pledged as collateral at December 31, 2019, no funds were pledged at December 31, 2018. These balances are included in interest bearing deposits.

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

Reclassification – Certain amounts appearing in the consolidated financial statements and notes thereto for the year ended December 31, 2018, may have been reclassified to conform to the December 31, 2019 presentation.

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

Upcoming Accounting Pronouncements -

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

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on the valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the final purchase price for the First Personal acquisition is allocated as follows:

ASSETS
Cash and due from banks	$26,950
Certificates of deposit in other financial institutions	3,228
Investment securities, available for sale	2

Commercial	53,026
Residential mortgage	32,542
Consumer	9,004
Total Loans	94,572

Premises and equipment, net	5,799
FHLB stock	219
Goodwill	5,437
Core deposit intangible	3,044
Interest receivable	274
Other assets	6,405
Total assets purchased	$145,930
Common shares issued	6,928
Cash paid	8,689
Total purchase price	$15,617

LIABILITIES
Deposits

Non-interest bearing	$14,517
NOW accounts	22,177
Savings and money market	41,852
Certificates of deposits	46,355
Total Deposits	124,901

Borrowings	4,124
Interest payable	32
Other liabilities	1,256

Total liabilities assumed	$130,313

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

The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.7 million. Based upon the closing price of NWIN’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $33.2 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. As of December 31, 2019, acquisition costs related to the AJSB Merger were approximately $2.1 million. The acquisition further expanded the Bank’s banking center network in Cook County, Illinois, expanding the Bank’s full-service retail banking network to 22 banking centers.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on the valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the final purchase price for the AJSB acquisition is allocated as follows:

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

NOTE 3 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2019
Money market fund	$9,670	$-	$-	$9,670
U.S. government sponsored entities	12,994	64	-	13,058
Collateralized mortgage obligations and residential mortgage-backed securities	149,339	1,745	(96)	150,988
Municipal securities	97,628	4,844	(45)	102,427
Collateralized debt obligations	2,202	-	(1,126)	1,076
Total securities available-for-sale	$271,833	$6,653	$(1,267)	$277,219

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2018
Money market fund	$2,480	$-	$-	$2,480
U.S. government sponsored entities	7,997	28	(131)	7,894
Collateralized mortgage obligations and residential mortgage-backed securities	137,834	135	(2,688)	135,281
Municipal securities	93,516	1,072	(524)	94,064
Collateralized debt obligations	3,481	-	(1,432)	2,049
Total securities available-for-sale	$245,308	$1,235	$(4,775)	$241,768

The estimated fair value of available-for-sale securities and carrying amount, if different, at December 31, 2019, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Tax-equivalent yields were calculated using the 2019 tax rate.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
December 31, 2019	Value	Yield (%)
Due in one year or less	$13,584	3.28
Due from one to five years	3,197	4.81
Due from five to ten years	17,703	3.71
Due over ten years	91,747	3.98

Collateralized mortgage obligations and residential mortgage-backed securities	150,988	2.68
Total	$277,219	3.23

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	December 31,	December 31,
	2019	2018

Proceeds	$37,939	$34,545
Gross gains	888	1,216
Gross losses	(267)	(16)

The tax provisions related to these net realized gains were approximately $130 thousand for 2019 and $252 thousand for 2018.

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2018	$(2,796)
Current period change	7,057
Ending balance, December 31, 2019	$4,261

Securities with carrying values of approximately $65.5 million and $16.3 million were pledged as of December 31, 2019 and 2018, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at December 31, 2019 and 2018 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
U.S. government sponsored entities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations and residential mortgage-backed securities	8,859	(31)	15,065	(65)	23,924	(96)
Municipal securities	4,367	(45)	-	-	4,367	(45)
Collateralized debt obligations	-	-	1,076	(1,126)	1,076	(1,126)
Total temporarily impaired	$13,226	$(76)	$16,141	$(1,191)	$29,367	$(1,267)
Number of securities		8		19		27

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
U.S. government sponsored entities	$-	$-	$3,866	$(131)	$3,866	$(131)
Collateralized mortgage obligations and residential mortgage-backed securities	28,388	(304)	89,234	(2,384)	117,622	(2,688)
Municipal securities	22,678	(367)	3,495	(157)	26,173	(524)
Collateralized debt obligations	-	-	2,049	(1,432)	2,049	(1,432)
Total temporarily impaired	$51,066	$(671)	$98,644	$(4,104)	$149,710	$(4,775)
Number of securities		52		75		127

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

NOTE 4 – Loans Receivable

Year end loans are summarized below:

Loans receivable are summarized below:

(Dollars in thousands)
	December 31, 2019	December 31, 2018
Loans secured by real estate:
Residential real estate	$299,569	$224,082
Home equity	49,118	45,423
Commercial real estate	283,108	253,104
Construction and land development	87,710	64,433
Multifamily	51,286	47,234
Farmland	227	240
Total loans secured by real estate	771,018	634,516
Commercial business	103,222	103,628
Consumer	627	495
Manufactured homes	13,285	4,798
Government	15,804	21,101
Subtotal	903,956	764,538
Plus (less):
Net deferred loan origination fees	2,934	530
Undisbursed loan funds	(21)	(668)
Loans receivable	$906,869	$764,400

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2019:

Allowance for loan losses:
Residential real estate	$1,715	$(160)	$29	$228	$1,812
Home equity	202	-	-	21	$223
Commercial real estate	3,335	(229)	-	667	$3,773
Construction and land development	756	-	-	342	$1,098
Multifamily	472	-	-	57	$529
Farmland	-	-	-	-	$-
Commercial business	1,362	(1,178)	25	1,295	$1,504
Consumer	82	(54)	20	(5)	$43
Manufactured homes	-	-	-	-	$-
Government	38	-	-	(21)	$17
Total	$7,962	$(1,621)	$74	$2,584	$8,999

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2018:

Allowance for loan losses:
Residential real estate	$1,568	$(194)	$1	$340	$1,715
Home equity	166	(48)	-	84	202
Commercial real estate	3,125	(119)	24	305	3,335
Construction and land development	618	-	-	138	756
Multifamily	622	-	-	(150)	472
Farmland	-	-	-	-	-
Commercial business	1,298	(592)	134	522	1,362
Consumer	31	(58)	24	85	82
Manufactured homes	-	-	-	-	-
Government	54	-	-	(16)	38
Total	$7,482	$(1,011)	$183	$1,308	$7,962

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as an origination cost to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $1.9 million and $697 thousand as of December 31, 2019 and December, 31, 2018, respectively, and is included in net deferred loan origination costs.

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated impairment reserves	Collectively evaluated impairment reserves	Loan receivables	Loans individually evaluated for impairment	Purchased credit impaired loans individually evaluated for impairment	Loans collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2019:

Residential real estate	$10	$1,802	$299,333	$642	$1,581	$297,110
Home equity	4	219	49,181	221	216	48,744
Commercial real estate	-	3,773	283,108	1,078	487	281,543
Construction and land development	-	1,098	87,710	-	-	87,710
Multifamily	-	529	51,286	129	673	50,484
Farmland	-	-	227	-	-	227
Commercial business	152	1,352	103,088	1,041	1,150	100,897
Consumer	-	43	627	-	-	627
Manufactured homes	-	-	16,505	-	-	16,505
Government	-	17	15,804	-	-	15,804
Total	$166	$8,833	$906,869	$3,111	$4,107	$899,651

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2018:

Residential real estate	$22	1,693	223,323	$570	$980	$221,773
Home equity	9	193	45,483	141	123	45,219
Commercial real estate	210	3,125	253,104	1,703	402	250,999
Construction and land development	-	756	64,433	-	-	64,433
Multifamily	-	472	47,234	-	-	47,234
Farmland	-	-	240	-	-	240
Commercial business	5	1,357	103,439	423	1,440	101,576
Consumer	-	82	643	-	-	643
Manufactured homes	-	-	5,400	-	-	5,400
Government	-	38	21,101	-	-	21,101
Total	$246	$7,716	$764,400	$2,837	$2,945	$758,618

The Bancorp's credit quality indicators are summarized below at December 31, 2019 and December 31, 2018:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	December 31, 2019
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$827	$119,138	$104,153	$13,463	$53,058	4,203	4,491	$299,333
Home equity	100	6,536	40,027	264	934	813	507	49,181
Commercial real estate	-	2,030	82,158	135,058	56,917	5,380	1,565	283,108
Construction and land development	-	719	26,900	45,751	14,340	-	-	87,710
Multifamily	-	903	18,107	26,800	4,674	-	802	51,286
Farmland	-	-	-	-	227	-	-	227
Commercial business	8,312	13,158	19,638	39,016	20,009	2,228	727	103,088
Consumer	90	-	537	-	-	-	-	627
Manufactured homes	3,221	2,413	9,825	184	862	-	-	16,505
Government	-	1,889	11,505	2,410	-	-	-	15,804
Total	$12,550	$146,786	$312,850	$262,946	$151,021	$12,624	$8,092	$906,869

	December 31, 2018
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$261	$58,276	$100,374	$10,404	$44,734	$3,908	$5,366	$223,323
Home equity	192	3,736	40,165	37	323	657	373	45,483
Commercial real estate	-	5,042	78,611	110,984	51,982	4,715	1,770	253,104
Construction and land development	-	322	24,271	29,383	10,457	-	-	64,433
Multifamily	-	569	19,255	23,417	3,844	149	-	47,234
Farmland	-	-	-	-	240	-	-	240
Commercial business	10,655	19,127	20,941	34,996	14,034	2,958	728	103,439
Consumer	202	-	441	-	-	-	-	643
Manufactured homes	723	2,953	599	196	909	20	-	5,400
Government	-	2,111	14,795	4,195	-	-	-	21,101
Total	$12,033	$92,136	$299,452	$213,612	$126,523	$12,407	$8,237	$764,400

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

Five home equity loans totaling $155 thousand, three residential real estate loans totaling $138 thousand and two commercial business loans totaling $358 thousand were new troubled debt restructuring loans during 2019. Two troubled debt restructurings totaling $163 thousand have subsequently defaulted during the period presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the twelve months ended
	As of December 31, 2019			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,140	$3,555	$-	$1,960	$85
Home equity	429	451	-	380	10
Commercial real estate	1,547	2,141	-	1,578	52
Construction and land development	-	-	-	-	-
Multifamily	802	884	-	581	20
Farmland	-	-	-	-	-
Commercial business	1,814	1,906	-	1,909	81
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	83	83	10	143	3
Home equity	8	8	4	50	-
Commercial real estate	18	18	-	382	-
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	377	377	152	513	4
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,223	$3,638	$10	$2,103	$88
Home equity	$437	$459	$4	$430	$10
Commercial real estate	$1,565	$2,159	$-	$1,960	$52
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$802	$884	$-	$581	$20
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,191	$2,283	$152	$2,422	$85
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the twelve months ended
	As of December 31, 2018			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,389	$3,628	$-	$1,244	$79
Home equity	207	214	-	111	2
Commercial real estate	1,624	2,222	-	1,216	64
Construction & land development	-	-	-	54	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	1,799	2,038	-	880	38
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	161	161	22	123	5
Home equity	57	57	9	35	-
Commercial real estate	481	481	210	320	-
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	64	64	5	140	1
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,550	$3,789	$22	$1,367	$84
Home equity	$264	$271	$9	$146	$2
Commercial real estate	$2,105	$2,703	$210	$1,536	$64
Construction & land development	$-	$-	$-	$54	$-
Multifamily	$-	$-	$-	$-	$-
Farmland	$-	$-	$-	$-	$-
Commercial business	$1,863	$2,102	$5	$1,020	$39
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)							Recorded Investments Greater than 90
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Days Past Due and Accruing
December 31, 2019
Residential real estate	$3,486	$1,332	$3,724	$8,542	$290,791	$299,333	$452
Home equity	90	24	388	502	48,679	49,181	19
Commercial real estate	1,461	170	719	2,350	280,758	283,108	61
Construction and land development	143	289	-	432	87,278	87,710	-
Multifamily	140	-	160	300	50,986	51,286	-
Farmland	-	-	-	-	227	227	-
Commercial business	926	583	870	2,379	100,709	103,088	288
Consumer	-	-	-	-	627	627	-
Manufactured homes	63	36	46	145	16,360	16,505	46
Government	-	-	-	-	15,804	15,804	-
Total	$6,309	$2,434	$5,907	$14,650	$892,219	$906,869	$866

December 31, 2018
Residential real estate	$3,659	$909	$4,362	$8,930	$214,393	$223,323	$122
Home equity	143	5	304	452	45,031	45,483	50
Commercial real estate	842	18	611	1,471	251,633	253,104	-
Construction and land development	491	533	-	1,024	63,409	64,433	-
Multifamily	-	149	-	149	47,085	47,234	-
Farmland	-	-	-	-	240	240	-
Commercial business	733	260	436	1,429	102,010	103,439	149
Consumer	1	-	-	1	642	643	-
Manufactured homes	-	72	-	72	5,328	5,400	-
Government	-	-	-	-	21,101	21,101	-
Total	$5,869	$1,946	$5,713	$13,528	$750,872	$764,400	$321

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	December 31, 2019	December 31, 2018
Residential real estate	$4,374	$5,135
Home equity	473	270
Commercial real estate	658	695
Construction and land development	-	-
Multifamily	420	-
Farmland	-	-
Commercial business	582	495
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$6,507	$6,595

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2019, total purchased credit impaired loans with unpaid principal balances totaled $6.3 million with a recorded investment of $4.1 million. At December 31, 2018, purchased credit impaired loans with unpaid principal balances totaled $6.0 million with a recorded investment of $2.9 million.

As the result of the acquisition of First Personal, an accretable discount totaling $424 thousand was created for the interest component of expected cash flows related to the purchase credit impaired portfolio. The following tables summarize the accretable periods:

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the year ended December 31, is as follows:

(dollars in thousands)	First Personal
2018	$157
2019	147

Accretable interest taken from the purchase credit impaired portfolio, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal
2020	(96)
2021	(24)
Total	$(120)

For the acquisitions of First Federal Savings & Loan of Hammond (“First Federal”), Liberty Savings Bank (“Liberty Savings”), First Personal, and AJSB as part of the fair value of loans receivable, a net fair value discount was established for loans. This discount, or accretable yield, is recognized in interest income over the remaining estimated life of the loan pools. The net fair value discount at the acquisition date and accretable periods are summarized below:

(dollars in thousands)	First Federal		Liberty Savings		First Personal		AJ Smith
	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months
Residential real estate	$1,062	59	$1,203	44	$948	56	$3,734	52
Home equity	44	29	5	29	51	50	141	32
Commercial real estate	-	-	-	-	208	56	8	9
Construction and land development	-	-	-	-	1	30	-	-
Multifamily	-	-	-	-	11	48	2	48
Consumer	-	-	-	-	146	50	1	5
Commercial business	-	-	-	-	348	24	-	-
Purchased credit impaired loans	-	-	-	-	424	32	-	-
Total	$1,106		$1,208		$2,137		$3,886

Accretable yield, or income recorded for the twelve months ended December 31, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
2018	$138	$266	$424	$-	$828
2019	22	42	586	1,174	$1,824

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal	AJ Smith	Total
2020	$392	$800	$1,192
2021	336	793	1,129
2022	325	793	1,118
2023	74	326	400
Total	$1,127	$2,712	$3,839

Note 5 – Premises and Equipment, Net

At year end, premises and equipment are summarized as follows:

	(Dollars in thousands)
	2019	2018
Cost:
Land	$8,936	$7,368
Buildings and improvements	30,863	27,523
Furniture and equipment	16,904	15,715
Total cost	56,703	50,606
Less accumulated depreciation	(27,296)	(25,782)
Premises and equipment, net	$29,407	$24,824

Depreciation expense was approximately $1.9 million and $1.5 million for 2019 and 2018, respectively.

Note 6 – Foreclosed Real Estate

At year end, foreclosed real estate is summarized below:

	(Dollars in thousands)
	2019	2018
Residential real estate	$957	$1,132
Commercial real estate	126	126
Construction and land development	-	149
Commercial business	-	220
Total	$1,083	$1,627

Note 7 – Goodwill and Other Intangible Assets

The Bancorp established a goodwill balance totaling $11.1 million from past acquisitions. Goodwill of $2.9 million, $5.4 million, $2.0 million, and $804 thousand were established with the acquisition of AJSB, First Personal, First Federal, and Liberty Savings, respectively. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $11.1 million and $8.2 million as of December 31, 2019 and December 31, 2018, respectively.

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

The annual amortization for the twelve months ended December 31, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
2018	$12	$58	$198	$-	$268
2019	12	58	475	411	956

The expected future annual amortization for the twelve months ended December 31, as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
2020	$12	$58	$475	$449	$994
2021	12	58	475	449	994
2022	1	58	475	449	983
2023	-	38	475	449	962
2024	-	-	471	449	920
2025	-	-	-	261	261
Total	$25	$212	$2,371	$2,506	$5,114

For the First Personal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $133 thousand that is being amortized over 8 months on a straight line basis. Amortization taken into income was approximately $53 thousand and $80 thousand during 2019 and 2018, respectively. The premium has been fully amortized as of December 31, 2019. For the AJSB acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $174 thousand that is being amortized over 14 months on a straight line basis. Approximately $140 thousand of amortization was taken as income during the year ended December 31, 2019. It is estimated that an additional $34 thousand of amortization will occur during 2020.

Note 8 – Income Taxes

At year-end, components of income tax expense consist of the following:

	(Dollars in thousands)
	2019	2018
Federal:
Current	$587	$1,218
Deferred	755	129
State:
Current	-	(44)
Deferred, net of valuation allowance	417	127
Income tax expense	$1,759	$1,430

Effective tax rates differ from the federal statutory rate of 21% for 2019 and 2018 applied to income before income taxes due to the following:

	(Dollars in thousands)
	2019	2018
Federal statutory rate	21%	21%
Tax expense at statutory rate	$2,909	$2,260
State tax, net of federal effect	335	66
Tax exempt income	(704)	(778)
Bank owned life insurance	(187)	(102)
Captive insurance	(197)	(169)
Tax credit investments	(392)	-
Non-deductible transaction costs	58	99
Other	(63)	54
Total income tax expense	$1,759	$1,430

At December 31, the components of the net deferred tax asset recorded in the consolidated balance sheets are as follows:

	(Dollars in thousands)
	2019	2018
Deferred tax assets:
Bad debts	$2,182	$1,859
Deferred loan fees	-	49
Deferred compensation	337	322
Unrealized depreciation on securities available-for-sale, net	-	743
Net operating loss	3,218	1,373
Tax credits	183	147
Nonaccrual loan interest income	162	62
Share based compensation	202	185
REO writedowns	55	195
Unqualified deferred compensation plan	58	54
Other-than-temporary impairment	40	52
Accrued vacation	35	56
Impairment on land	49	48
Other	93	78
Total deferred tax assets	6,614	5,223

Deferred tax liabilities:
Depreciation	(1,067)	(550)
Prepaids	(368)	(254)
Mortgage servicing rights	(49)	(68)
Deferred stock dividends	(101)	(76)
Deferred loan costs, net of fees	(93)	-
Unrealized appreciation on securities available-for-sale, net	(1,126)	-
Purchase accounting	(187)	(118)
Partnership	(173)	-
Other	(92)	(191)
Total deferred tax liabilities	(3,256)	(1,257)
Valuation allowance	(92)	(87)
Net deferred tax asset	$3,266	$3,879

At December 31, 2019, the Bancorp has an Indiana net operating loss carry forward of approximately $6.9 million which will begin to expire in 2024 if not used. The Bancorp also has an Indiana tax credit carry forward of approximately $116 thousand which began to expire in 2017 and will continue to expire if not used. Management has concluded that the Indiana net operating loss will be fully utilized and therefore no valuation allowance is necessary on the Indiana net operating loss. A valuation allowance remains in place on the Indiana tax credit carryforward. A valuation allowance of $92 thousand and $87 thousand was provided at December 31, 2019 and 2018, respectively, for the Indiana tax credits.

The Bancorp acquired $3.3 million of federal net operating loss carryforwards, $59 thousand of federal AMT credits, and $6.7 million of Illinois net operating loss carryforwards with the acquisition of First Personal during 2018 of which $2.2 million of the federal losses expire in years ranging from 2028 to 2035, $1.1 million of the federal losses do not expire, $59 thousand of the federal AMT credits do not expire, and the Illinois losses expire in years ranging from 2019 to 2029. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $362 thousand while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

The Bancorp acquired $7.2 million of federal net operating loss carryforwards and $11.4 million of Illinois net operating loss carryforwards with the acquisition of AJS during 2019 of which $3.6 million of the federal losses expire in years ranging from 2030 to 2037, $3.6 million of the federal losses do not expire, and the Illinois losses expire in years ranging from 2020 to 2031. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $825 thousand for AJS, while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

At December 31, 2019, $9.3 million of the federal loss carryforwards and $12.9 million of the Illinois loss carryforwards remain, the benefit of which is reflected in deferred tax assets.

The Bancorp qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at December 31 2019 and 2018 includes, approximately $8.4 million and $6.0 million, respectively, for which no provision for income taxes has been made. If, in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, income taxes would be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amounts was approximately $2.2 million and $1.3 million, respectively, at December 31, 2019 and 2018.

The Bancorp had no unrecognized tax benefits at any time during 2019 or 2018 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2020. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Bancorp's policy to record such accruals through income tax accounts; no such accruals existed at any time during 2019 or 2018.

The Bancorp and its subsidiaries are subject to US federal income tax as well as income tax of the states of Indiana and Illinois. The Bancorp is no longer subject to examination by taxing authorities for the years before 2016.

Note 9 – Deposits

The aggregate amount of certificates of deposit with a balance of $250 thousand or more was approximately $56.2 million at December 31, 2019 and $44.5 million at December 31, 2018.

At December 31, 2019, scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2020	$275,117
2021	45,892
2022	4,609
2023	1,650
2024	435
Total	$327,703

Note 10 – Borrowed Funds

At December 31, 2019, and December 31, 2018, borrowed funds are summarized below:

	(Dollars in thousands)
	2019	2018
Fixed rate advances from the FHLB	$14,000	$23,000
Variable rate advances from the FHLB	-	20,000
Total	$14,000	$43,000

At December 31, 2019, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2020	$8,000
2021	6,000
Total	$14,000

Repurchase agreements generally mature within one year and are secured by U.S. government and U.S. agency securities, under the Bancorp’s control. At December 31, information concerning these retail repurchase agreements is summarized below:

	(Dollars in thousands)
	2019	2018
Ending balance	$11,499	$11,628
Average balance during the year	12,928	12,754
Maximum month-end balance during the year	20,628	16,672
Securities underlying the agreements at year end:
Carrying value	16,961	16,262
Fair value	16,961	16,262
Average interest rate during the year	1.80%	1.38%
Average interest rate at year end	1.51%	1.44%

At December 31, advances from the Federal Home Loan Bank were as follows:

	(Dollars in thousands)
	2019	2018
Fixed rate advances, maturing June 2020 through March 2021 at rates from 2.11% to 2.76%; average rate: 2019 – 2.62%; 2018 – 2.29%	$14,000	$23,000

Variable rate advances, none outstanding as of year ended 2019; average rate: 2018 – 2.87%	$-	$20,000

Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $340.0 million and $259.8 million at December 31, 2019 and 2018, respectively. In addition to the fixed rate advances, the Bancorp maintains a $20.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp did not have a balance on the line of credit at December 31, 2019 or December 31, 2018. The Bancorp did not have other borrowings at December 31, 2019 or December 31, 2018.

Note 11 – Employees’ Benefit Plans

The Bancorp maintains an Employees’ Savings and Profit Sharing Plan and Trust for all employees who meet the plan qualifications. Employees are eligible to participate in the Employees’ Savings and Profit Sharing Plan and Trust on the next January 1 or July 1 following the completion of one year of employment, attaining age 18, and completion of 1,000 hours of service. The Employees’ Savings Plan feature allows employees to make pre-tax contributions to the Employees’ Savings Plan of 1% to 50% of Plan Salary, subject to limitations imposed by Internal Revenue Code section 401(k). Employees are able to begin deferring effective the first of the month following 90 days of employment. The Profit Sharing Plan and Trust feature is non-contributory on the part of the employee. Contributions to the Employees’ Profit Sharing Plan and Trust are made at the discretion of the Bancorp’s Board of Directors. Contributions for the years ended December 31, 2019 and 2018 were based on 7% of the participants’ total compensation, excluding incentives. Profit sharing contributions made by the Bank and earnings credited to the employee’s account vest on the following schedule: two years of service, 40% of contributions and earnings; three years of service, 60% of contributions and earnings; four years of service, 80% of contributions and earnings; and five years of service, 100% of contributions and earnings. Participants also become 100% vested in the employer contributions and accrued earnings in their account upon their death, approved disability, or attainment of age 65 while employed at the Bank. The benefit plan expense amounted to approximately $884 thousand for 2019 and $744 thousand for 2018.

The Bancorp maintains an Unqualified Deferred Compensation Plan (the “UDC Plan”). The purpose of the UDC Plan is to provide deferred compensation to key senior management employees of the Bancorp in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the UDC Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2019 and 2018 was approximately $226 thousand and $221 thousand, respectively. The UDC Plan expense amounted to approximately $10 thousand for 2019 and $11 thousand for 2018.

Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $60 thousand and $40 thousand for 2019 and 2018, respectively. The deferred fee liability at December 31, 2019 and 2018 was approximately $1.31 million and $1.28 million, respectively.

Note 12 – Regulatory Capital

The Bancorp and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019 and 2018, the most recent regulatory notifications categorized the Bancorp and Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bancorp’s or the Bank’s category.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until the buffer requirement became fully effective on January 1, 2019.

The following table shows that, at December 31, 2019, and December 31, 2018, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$110.8	11.8%	$42.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$110.8	11.8%	$56.5	6.0%	N/A	N/A
Total capital to risk-weighted assets	$119.8	12.7%	$75.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$110.8	8.5%	$52.3	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$92.8	11.6%	$26.1	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$92.8	11.6%	$42.2	6.0%	N/A	N/A
Total capital to risk-weighted assets	$100.8	12.6%	$64.2	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$92.8	8.6%	$43.2	4.0%	N/A	N/A

In addition, the following table shows that, at December 31, 2019, and December 31, 2018, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$108.9	11.6%	$42.4	4.5%	$61.2	6.5%
Tier 1 capital to risk-weighted assets	$108.9	11.6%	$56.5	6.0%	$75.3	8.0%
Total capital to risk-weighted assets	$117.9	12.5%	$75.3	8.0%	$94.1	10.0%
Tier 1 capital to adjusted average assets	$108.9	8.3%	$52.3	4.0%	$65.3	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$89.9	11.2%	$36.2	4.5%	$52.2	6.5%
Tier 1 capital to risk-weighted assets	$89.9	11.2%	$48.2	6.0%	$64.3	8.0%
Total capital to risk-weighted assets	$97.9	12.2%	$64.3	8.0%	$80.3	10.0%
Tier 1 capital to adjusted average assets	$89.9	8.4%	$42.9	4.0%	$53.6	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2020, without the need for qualifying for an exemption or prior DFI approval, is its 2020 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 22, 2019 the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.31 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 7, 2020.

Note 13 – Stock Based Compensation

The Bancorp’s 2015 Stock Option and Incentive Plan (the “Incentive Plan”), which was adopted by the Bancorp’s Board of Directors on February 17, 2015 and approved by the Bancorp’s shareholders on April 24, 2015, permits the grant of equity awards for up to 250,000 shares of common stock. Awards granted under the Incentive Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, performance shares, or performance units. The purposes of the Plan are (i) to align the personal interests of plan participants with those of the shareholders of the Bancorp, (ii) to encourage key individuals to accept or continue employment or service with the Bancorp and its subsidiaries, and (iii) to furnish incentives to such key individuals to improve operations and increase profits by providing such key individuals the opportunity to acquire common stock of the Bancorp or to receive monetary payments based on the value of such common stock. Option awards are generally granted with an exercise price equal to the market price of the Bancorp’s common stock at the date of grant. No expense was charged against income for incentive stock options during 2019 or 2018.

The fair value of each incentive stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. No incentive stock options were granted during 2019 or 2018. The Bancorp uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

At December 31, 2019 and 2018, there were no incentive stock options outstanding.

Restricted stock awards are generally granted with an award price equal to the market price of the Bancorp’s common stock on the award date. Restricted stock awards have been issued with a three to five year cliff-vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Compensation expense related to restricted stock awards is recognized over the vesting period. Total compensation cost that has been charged against income for those plans was approximately $301 thousand and $204 thousand for 2019 and 2018, respectively.

A summary of changes in the Bancorp’s non-vested restricted stock for 2019 and 2018 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2018	30,690	$28.51
Granted	4,433	43.50
Vested	(7,700)	22.64
Forfeited	-	-
Non-vested at December 31, 2018	27,423	$32.58

Non-vested at January 1, 2019	27,423	$32.58
Granted	7,407	43.00
Vested	(4,625)	29.37
Forfeited	-	-
Non-vested at December 31, 2019	30,205	$35.63

As of December 31, 2019, there was approximately $409 thousand of total unrecognized compensation cost related to non-vested restricted shares granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 14 – Earnings per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations for 2019 and 2018 is presented below.

	2019	2018
Basic earnings per common share:
Net income as reported	$12,097	$9,337
Weighted average common shares outstanding	3,425,056	2,949,212
Basic earnings per common share	$3.53	$3.17

Diluted earnings per common share:
Net income as reported	$12,097	$9,337
Weighted average common shares outstanding	3,425,056	2,949,212
Weighted average common and dilutive potential common shares outstanding	3,425,056	2,949,212
Diluted earnings per common share	$3.53	$3.17

Note 15 – Related Party Transactions

The Bancorp had aggregate loans outstanding to directors and executive officers (with individual balances exceeding $120 thousand) of approximately $4.0 million at December 31, 2019 and approximately $2.6 million at December 31, 2018. For the year ended December 31, 2019, the following activity occurred on these loans

(Dollars in thousands)
Aggregate balance at the beginning of the year	$2,598
New loans	1,946
Repayments	(523)
Aggregate balance at the end of the year	$4,021

Deposits from directors and executive officers totaled approximately $4.5 million and $3.5 million at December 31, 2019 and 2018, respectively.

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

The Bancorp had outstanding commitments to originate loans as follows:

	(Dollars in thousands)
	Fixed	Variable
	Rate	Rate	Total
December 31, 2019:
Residential real estate	$165	$10,377	$10,542
Home equity	40,429	8,841	49,270
Commercial real estate	5,890	11,537	17,427
Construction and land development	15,797	25,165	40,962
Multifamily	4,093	306	4,399
Consumer	21,677	-	21,677
Commercial business	1,161	52,879	54,040
Government	-	-	-
Total	$89,212	$109,105	$198,317

December 31, 2018:
Residential real estate	$106	$10,812	$10,918
Home equity	35,571	5,960	41,531
Commercial real estate	6,397	9,258	15,655
Construction and land development	18,355	35,222	53,577
Multifamily	4,151	389	4,540
Consumer	18,862	-	18,862
Commercial business	1,655	44,935	46,590
Government	-	-	-
Total	$85,097	$106,576	$191,673

The approximately $89.2 million in fixed rate commitments outstanding at December 31, 2019 had interest rates ranging from 2.99% to 10.00%, for a period not to exceed forty-five days. At December 31, 2018, fixed rate commitments outstanding of approximately $85.1 million had interest rates ranging from 2.99% to 10.00%, for a period not to exceed forty-five days. Mortgage interest rate locks with borrowers which are included with real estate commitments, were treated as derivative transactions.

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. At December 31, 2019 and 2018, the Bancorp had standby letters of credit totaling approximately $11.5 million and $9.7 million, respectively which are not included in the tables above. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral obtained may include accounts receivable, inventory, property, land or other assets.

Note 17 – Derivative Financial Instruments

   The Bancorp has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Bancorp to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Bancorp enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Bancorp agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Bancorp agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bancorp’s results of operations.

   As described in Note 16, the Bancorp grants mortgage loan commitments to borrowers, subject to normal loan underwriting standards. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table shows the amounts of non-hedging derivative financial instruments:

December 31, 2019
	Notational or	Asset derivatives		Liability derivatives
(Dollars in thousands)	contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$29,466	Other assets	$1,358	Other liabilties	$1,358
Loan commitments	12,822	Other assets	186	N/A	-
Total	$42,288		$1,544		$1,358

December 31, 2018
	Notational or	Asset derivatives		Liability derivatives
(Dollars in thousands)	contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$8,649	Other assets	$196	Other liabilities	$196
Loan commitments	5,348	Other assets	-	N/A	-
Total	$13,997		$196		$196

   The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Year-ended
(Dollars in thousands)	Statement of Income Classification	2019	2018
Interest rate swap contracts	Other income	$371	$110
Loan commitments	Other income	186	-
Total		$557	$110

   The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
		Gross Amounts	Net Amounts of Assets	Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2019
Interest rate swap contracts	$1,358	$-	$1,358	$-	$-	$1,358
Loan commitments	186	-	186	-	-	186
Total	$1,544	$-	$1,544	$-	$-	$1,544

				Gross Amounts not Offset in the
		Gross Amounts	Net Amounts of Liabilities	Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018
Interest rate swap contracts	$196	$-	$196	$-	$-	$196
Loan commitments	-	-	-	-	-	-
Total	$196	$-	$196	$-	$-	$196

   The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
		Gross Amounts	Net Amounts of Liabilities	Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2019
Interest rate swap contracts	$1,358	$-	$1,358	$-	$2,290	$(932)
Total	$1,358	$-	$1,358	$-	$2,290	$(932)

				Gross Amounts not Offset in the
		Gross Amounts	Net Amounts of Liabilities	Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2018
Interest rate swap contracts	$196	$-	$196	$-	$-	$196
Total	$196	$-	$196	$-	$-	$196

Note 18 – Fair Values of Financial Instruments

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

      The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its two pooled trust preferred securities. The analysis is performed annually on December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral (which consists of banks and thrifts) was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve and bank call reports filed with the FDIC and OCC. Using the information sources described above, for each bank and thrift examined, the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (noninterest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies, stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The current other-than-temporary impairment analysis indicated that the Bancorp’s two pooled trust preferred securities had no additional other-than-temporary impairment for the years ending December 31, 2019 and 2018.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2018	$235
Reduction due to sale of security	(62)
Ending balance, December 31, 2019	$173

The Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2019 and 2018, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

Management calculated the other-than-temporary impairment model assumptions based on the specific collateral underlying each individual security. The following assumption methodology was applied consistently to each of the two pooled trust preferred securities: For collateral that has already defaulted, no recovery was assumed; no cash flows were assumed from collateral currently in deferral, with the exception of the recovery assumptions. The default and recovery assumptions were calculated based on the detailed collateral review. The discount rate assumption used in the calculation of the present value of cash flows is based on the discount margin (i.e., credit spread) at the time each security was purchased using the original purchase price. The discount margin is then added to the appropriate 3-month LIBOR forward rate obtained from the forward LIBOR curve.

At December 31, 2019 and 2018, the trust preferred securities with a cost basis of $2.2 million and $3.5 million, respectively, have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured at Fair Values on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2019 and 2018. Changes in Level 3 assets relate to the result of changes in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during all of 2019 and 2018. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in		Significant
(Dollars in thousands)	Estimated Fair Value	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$9,670	$9,670	$-	$-
U.S. government sponsored entities	13,058	-	13,058	-
Collateralized mortgage obligations and residential mortgage-backed securities	150,988	-	150,988	-
Municipal securities	102,427	-	102,427	-
Collateralized debt obligations	1,076	-	-	1,076
Total securities available-for-sale	$277,219	$9,670	$266,473	$1,076

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in		Significant
(Dollars in thousands)	Estimated Fair Value	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$2,480	$2,480	$-	$-
U.S. government sponsored entities	7,894	-	7,894	-
Collateralized mortgage obligations and residential mortgage-backed securities	135,281	-	135,281	-
Municipal securities	94,064	-	94,064	-
Collateralized debt obligations	2,049	-	-	2,049
Total securities available-for-sale	$241,768	$2,480	$237,239	$2,049

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, is presented below:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2018	$3,439
Principal payments	(51)
Total unrealized losses, included in other comprehensive income	(36)
Sale out of Level 3	(1,303)
Ending balance, December 31, 2018	$2,049

Beginning balance, January 1, 2019	$2,049
Principal payments	(38)
Total unrealized gains, included in other comprehensive income	52
Sale out of Level 3	(987)
Ending balance, December 31, 2019	$1,076

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in		Significant
(Dollars in thousands)	Estimated Fair Value	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Impaired loans	$7,052	$-	$-	$7,052
Foreclosed real estate	1,083	-	-	1,083

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in		Significant
(Dollars in thousands)	Estimated Fair Value	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Impaired loans	$5,536	$-	$-	$5,536
Foreclosed real estate	1,627	-	-	1,627

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on the present value of future cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. The recorded investment of impaired loans was approximately $7.22 million and the related specific reserves totaled approximately $166 thousand, resulting in a fair value of impaired loans totaling approximately $7.1 million, at December 31, 2019. The recorded investment of impaired loans was approximately $5.78 million and the related specific reserves totaled approximately $246 thousand, resulting in a fair value of impaired loans totaling approximately $5.5 million, at December 31, 2018. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	December 31, 2019		Estimated Fair Value Measurements at December 31, 2019 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$47,258	$47,258	$47,258	$-	$-
Certificates of deposit in other financial institutions	2,170	2,137	-	2,137	-
Securities available-for-sale	277,219	277,219	9,670	266,473	1,076
Loans held-for-sale	6,091	6,204	6,204	-	-
Loans receivable, net	897,870	917,174	-	-	917,174
Federal Home Loan Bank stock	3,912	3,912	-	3,912	-
Interest rate swap agreements	1,358	1,358	-	1,358	-
Accrued interest receivable	4,029	4,029	-	4,029	-

Financial liabilities:
Non-interest bearing deposits	172,094	172,094	172,094	-	-
Interest bearing deposits	982,276	982,241	654,573	327,668	-
Repurchase agreements	11,499	11,499	9,721	1,778	-
Borrowed funds	14,000	14,108	-	14,108	-
Interest rate swap agreements	1,358	1,358	-	1,358	-
Accrued interest payable	179	179	-	179	-

	December 31, 2018		Estimated Fair Value Measurements at December 31, 2018 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$17,139	$17,139	$17,139	$-	$-
Certificates of deposit in other financial institutions	2,024	2,001	-	2,001	-
Securities available-for-sale	241,768	241,768	2,480	237,239	2,049
Loans held-for-sale	2,863	2,910	2,910	-	-
Loans receivable, net	756,438	747,553	-	-	747,553
Federal Home Loan Bank stock	3,460	3,460	-	3,460	-
Interest rate swap agreements	196	196	-	196	-
Accrued interest receivable	3,632	3,632	-	3,632	-

Financial liabilities:
Non-interest bearing deposits	127,277	127,277	127,277	-	-
Interest bearing deposits	802,509	800,349	543,617	256,732	-
Repurchase agreements	11,628	11,626	9,867	1,759	-
Borrowed funds	43,000	42,888	-	42,888	-
Interest rate swap agreements	196	196	-	196	-
Accrued interest payable	186	186	-	186	-

  The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2019 and 2018:

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

Note 19 – Parent Company Only Statements

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Balance Sheets
	December 31,	December 31,
	2019	2018
Assets
Cash on deposit with Peoples Bank	$191	$881
Investment in Peoples Bank	132,134	98,606
Investment in NWIN Risk Management, Inc	1,736	2,503
Dividends receivable from Peoples Bank	1,070	909
Other assets	235	302
Total assets	$135,366	$103,201

Liabilities and stockholders’ equity
Dividends payable	$1,070	$909
Other liabilities	569	828
Total liabilities	1,639	1,737

Additional paid in capital	29,657	11,927
Accumulated other comprehensive (loss) income	4,261	(2,796)
Retained earnings	99,809	92,333
Total stockholders’ equity	133,727	101,464
Total liabilities and stockholders’ equity	$135,366	$103,201

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Income
	Year Ended December 31,
	2019	2018

Dividends from Peoples Bank	$19,388	$12,330
Operating expenses	486	477
Income before income taxes and equity in undistributed income of Peoples Bank	18,902	11,853
Income tax benefit	(101)	(98)
Income before equity in undistributed income of Peoples Bank	19,003	11,951
Equity in undistributed (distributions in excess of income) income of Peoples Bank	(7,889)	(3,443)
income of NWIN Risk Management, Inc	983	829
Net income	$12,097	$9,337

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Cash Flows
	Year Ended December 31,
	2019	2018

Cash flows from operating activities:
Net income	$12,097	$9,337
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of income (equity in undistributed income):
Peoples Bank	7,889	3,443
NWIN Risk Management, Inc	(983)	(829)
Stock based compensation expense	301	204
Net surrender value of restricted stock awards	(63)	(72)
Change in other assets	(94)	519
Change in other liabilities	(259)	275
Total adjustments	6,791	3,540
Net cash - operating activities	18,888	12,877

Cash flows from investing activities:
Cash paid for acquisition	(15,743)	(8,689)

Investment in Peoples Bank	(1,500)	-
Distribution from NWIN Risk Management, Inc	1,750	-
Net cash - investing activities	(15,493)	(8,689)

Cash flows from financing activities:
Dividends paid	(4,085)	(3,432)
Proceeds from issuance of common stock	-	-
Net cash - financing activities	(4,085)	(3,432)
Net change in cash	(690)	756
Cash at beginning of year	881	125
Cash at end of year	$191	$881

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Bancorp in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the Bancorp’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Bancorp’s internal control over financial reporting during the year ended December 31, 2019, that have materially affected or are reasonably likely to affect, the Bancorp’s internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of the Bancorp’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Bancorp’s internal control over financial reporting was effective as of December 31, 2019, based on the criteria specified.

Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Bancorp and has issued an attestation report, included herein, on the Bancorp’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NorthWest Indiana Bancorp and Subsidiaries

Opinion on Internal Controls over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2019 of NorthWest Indiana Bancorp and Subsidiaries (the “Company”), based on criteria established in Internal Control‐Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Our report dated March 4, 2019, expresses an unqualified opinion.

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

We also have audited the accompanying consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Our report dated March 13, 2020, expresses an unqualified opinion.

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
March 13, 2020

Item 9B. Other Information

There are no items reportable under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2019 with respect to the Bancorp’s existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securitites reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	224,845
Total	-	$-	224,845

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2019” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements:

The following consolidated financial statements of the Bancorp and the reports of the Bancorp’s independent registered public accounting firm are included in Part II, Item 8 of this Form 10-K:

(2)	Financial Statement Schedules: Not Applicable.

(3)	Exhibits:

Exhibit Number	Description
2.1

Plan of Conversion of Peoples Bank, A Federal Savings Bank, dated December 18, 1993 (incorporated herein by reference to Exhibit A to the Bancorp’s Definitive Proxy Statement/Prospectus dated March 23, 1994, as filed pursuant to Rule 424(b) under the 1933 Act on March 28, 1994).

2.3 @

Agreement and Plan of Voluntary Supervisory Merger Conversion dated March 20, 2015 by and between Peoples Bank SB and Liberty Savings Bank, FSB (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated March 20, 2015).

2.4 @

Agreement and Plan of Merger by and among NorthWest Indiana Bancorp and First Personal Financial Corp. dated February 20, 2019 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated February 21, 2019).

2.5 @

Agreement and Plan of Merger by and among NorthWest Indiana Bancorp and AJS Bancorp, Inc. dated July 30, 2019 (incorporated herein by reference to Exhibit 2.1 of the Bancorp’s Form 8-K dated July 31, 2019).

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.2	Amended and Restated By-Laws of NorthWest Indiana Bancorp (Amended and Restated as of May 18, 2018) (incorporated herein by reference to Exhibit 3.1 of the Bancorp’s Form 8-K dated May 21, 2018).

10.1 *	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 10-K filed on March 5, 2019).

10.2 *

Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank SB effective January 1, 2005 (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-K filed on March 5, 2019).

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

10.7 *

Amended and Restated Employment Agreement, dated February 16, 2016, by and among NorthWest Indiana Bancorp, Peoples Bank SB and David A. Bochnowski (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated February 26, 2016).

10.8 *

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

10.10 *

Form of Non-Solicitation and Confidentiality Agreement between Peoples Bank SB and each of its Executive Officers (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-Q filed on May 9, 2018).

10.11 *	NorthWest Indiana Bancorp Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 10-Q filed on October 29, 2019).

13	2019 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2019, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

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

NORTHWEST INDIANA BANCORP

By:	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 16, 2020:

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

Page 100 of 100