Form 10-Q
period 2020-03-31
NORTHWEST INDIANA BANCORP
filed 2020-05-06
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020 or

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

There were 3,463,136 shares of the registrant’s Common Stock, without par value, outstanding at May 5, 2020.

NorthWest Indiana Bancorp

 Index

Page Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

PART II. Other Information	39

SIGNATURES	40

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	March 31,
(Dollars in thousands)	2020	December 31,
	(unaudited)	2019
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$26,155	$20,964
Interest bearing deposits in other financial institutions	15,119	10,750
Federal funds sold	872	15,544

Total cash and cash equivalents	42,146	47,258

Certificates of deposit in other financial institutions	1,741	2,170

Securities available-for-sale	293,387	277,219
Loans held-for-sale	5,375	6,091
Loans receivable	918,962	906,869
Less: allowance for loan losses	(9,511)	(8,999)
Net loans receivable	909,451	897,870
Federal Home Loan Bank stock	3,912	3,912
Accrued interest receivable	4,114	4,029
Premises and equipment	28,927	29,407
Foreclosed real estate	1,032	1,083
Cash value of bank owned life insurance	30,186	30,017
Goodwill	11,109	11,109
Other assets	18,547	18,557

Total assets	$1,349,927	$1,328,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$185,219	$172,094
Interest bearing	976,423	982,276
Total	1,161,642	1,154,370
Repurchase agreements	12,991	11,499
Borrowed funds	14,000	14,000
Accrued expenses and other liabilities	20,639	14,750

Total liabilities	1,209,272	1,194,619

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: March 31, 2020 - 3,463,136 December 31, 2019 - 3,451,797	-
Additional paid-in capital	29,666	29,657
Accumulated other comprehensive income/(loss)	8,686	4,261
Retained earnings	102,303	100,185

Total stockholders' equity	140,655	134,103

Total liabilities and stockholders' equity	$1,349,927	$1,328,722

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2020	2019
Interest income:
Loans receivable
Real estate loans	$9,357	$8,748
Commercial loans	1,485	1,684
Consumer loans	187	111
Total loan interest	11,029	10,543
Securities	1,705	1,801
Other interest earning assets	135	143

Total interest income	12,869	12,487

Interest expense:
Deposits	2,064	1,672
Repurchase agreements	40	49
Borrowed funds	94	166

Total interest expense	2,198	1,887

Net interest income	10,671	10,600
Provision for loan losses	514	317

Net interest income after provision for loan losses	10,157	10,283

Noninterest income:
Fees and service charges	$1,049	$1,162
Gain on sale of loans held-for-sale, net	635	242
Wealth management operations	554	500
Gain on sale of securities, net	510	352
Increase in cash value of bank owned life insurance	169	163
Gain on sale of foreclosed real estate, net	60	27
Other	569	124
Total noninterest income	$3,546	$2,570

Noninterest expense:
Compensation and benefits	$5,217	$4,676
Occupancy and equipment	1,409	1,123
Data processing	556	703
Marketing	208	263
Federal deposit insurance premiums	196	91
Other	2,413	3,435
Total noninterest expense	$9,999	$10,291

Income before income tax expenses	3,704	2,562
Income tax expenses	512	340
Net income	$3,192	$2,222

Earnings per common share:
Basic	$0.92	$0.66
Diluted	$0.92	$0.66

Dividends declared per common share	$0.31	$0.30

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2020	2019

Net income	$3,192	$2,222

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gains arising during the period	6,112	4,183
Less: reclassification adjustment for gains included in net income	(510)	(352)
Net securities gain/(loss) during the period	5,602	3,831
Tax effect	(1,177)	(798)
Net of tax amount	4,425	3,033

Other comprehensive income/(loss), net of tax	4,425	3,033

Comprehensive income/(loss), net of tax	$7,617	$5,255

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2019	$-	$11,927	$(2,796)	$92,333	$101,464

Comprehensive income:
Net income	-	-	-	2,222	2,222
Net unrealized loss on securities available-for- sale, net of reclassification and tax effects	-	-	3,033	-	3,033
Comprehensive income					5,255
Stock-based compensation expense	-	71	-	-	71
Issuance of 416,478 shares at $42.00 per share, for acquisition of AJS Bancorp, Inc.		17,492			17,492
Cash dividends, $0.30 per share	-	-	-	(1,035)	(1,035)

Balance at March 31, 2019	$-	$29,490	$237	$93,520	$123,247

Balance at January 1, 2020	$-	$29,657	$4,261	$100,185	$134,103

Comprehensive income:
Net income	-	-	-	3,192	3,192
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	4,425	-	4,425
Comprehensive income					7,617
Net surrender value of 1,904 restricted stock awards		(85)			(85)
Stock-based compensation expense	-	94	-	-	94
Cash dividends, $0.31 per share	-	-	-	(1,074)	(1,074)

Balance at March 31, 2020	$-	$29,666	$8,686	$102,303	$140,655

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,192	$2,222
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(24,870)	(9,760)
Sale of loans originated for sale	26,197	9,883
Depreciation and amortization, net of accretion	1,039	731
Amortization of mortgage servicing rights	12	17
Stock based compensation expense	94	71
Net surrender value of restricted stock awards	(85)	-
Gain on sale of securities, net	(510)	(352)
Gain on sale of loans held-for-sale, net	(635)	(242)
Gain on sale of foreclosed real estate, net	(60)	(27)
Provision for loan losses	514	317
Net change in:
Interest receivable	(85)	(430)
Other assets	(1,155)	(50)
Accrued expenses and other liabilities	5,885	(964)
Total adjustments	6,341	(806)
Net cash - operating activities	9,533	1,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from maturities and (purchases) of certificates of deposits in other financial institutions..	429	(191)
Proceeds from maturities and pay downs of securities available-for-sale	16,671	5,704
Proceeds from sales of securities available-for-sale	17,886	13,518
Purchase of securities available-for-sale	(44,972)	(21,424)
Net change in loans receivable	(12,118)	(12,985)
Purchase of premises and equipment, net	(200)	(44)
Proceeds from sale of foreclosed real estate, net	134	439
Cash and cash equivalents from acquisition activity, net	-	52,560
Change in cash value of bank owned life insurance	(169)	(163)
Net cash - investing activities	(22,339)	37,414

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	7,272	27,641
Proceeds from FHLB advances	-	-
Repayment of FHLB advances	-	(23,000)
Change in other borrowed funds	1,492	1,063
Dividends paid	(1,070)	(909)
Net cash - financing activities	7,694	4,795
Net change in cash and cash equivalents	(5,112)	43,625
Cash and cash equivalents at beginning of period	47,258	17,139
Cash and cash equivalents at end of period	$42,146	$60,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,283	$1,907
Income taxes	-	-
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$-	$172,925
Value of goodwill and other intangible assets	-	5,491
Fair value of liabilities assumed	-	145,546
Cash paid for acquisition	-	15,378
Issuance of common stock for acquisition	-	17,492
Noncash activities:
Transfers from loans to foreclosed real estate	$23	$193

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp” or “NWIN”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2020 and December 31, 2019, and the consolidated statements of income, comprehensive income, changes in stockholders’ equity, and consolidated statements of cash flows for the three months ended March 31, 2020 and 2019. The income reported for the three month period ended March 31, 2020 is not necessarily indicative of the results to be expected for the full year.

Note 2 - Use of Estimates

Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of foreclosed real estate, investment securities, deferred tax assets, goodwill, and the status of contingencies are particularly susceptible to material change in the near term.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Bancorp’s customers operate and could impair their ability to fulfill their financial obligations to the Bancorp.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Bancorp operates.

Currently, the Bancorp does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Bancorp does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

The Bancorp is working with customers directly affected by COVID-19.  The Bancorp is prepared to offer short-term assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 virus, the Bancorp is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Bancorp could experience further increases in its required allowance for loan loss and record additional provision for loan loss expense. It is possible that the Bancorp’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

In addition, COVID-19 could cause a further and sustained decline in the Bancorp’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill and intangible asset impairment tests and result in an impairment charge being recorded for that period. In the event that the Bancorp concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Note 3 - Acquisition Activity

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

The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.7 million. Based upon the closing price of NWIN’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $33.2 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. Acquisition costs incurred in 2019 related to the AJSB Merger were approximately $2.1 million. The acquisition further expanded the Bank’s banking center network in Cook County, Illinois, expanding the Bank’s full-service retail banking network to 22 banking centers.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on the valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the final purchase price for the AJSB acquisition is allocated as follows:

ASSETS
Cash and due from banks	$68,303
Investment securities, available for sale	3,432

Commercial	712
Residential mortgage	85,635
Multifamily	1,442
Consumer	57
Total Loans	87,846

Premises and equipment, net	3,542
FHLB stock	512
Goodwill	2,939
Core deposit intangible	2,917
Interest receivable	351
Other assets	8,939
Total assets purchased	$178,781
Common shares issued	17,492
Cash paid	15,743
Total purchase price	33,235

LIABILITIES
Deposits
Non-interest bearing	$24,502
NOW accounts	10,712
Savings and money market	68,875
Certificates of deposits	40,137
Total Deposits	144,226

Interest payable	50
Other liabilities	1,270

Total liabilities assumed	$145,546

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2020
Money market fund	$16,553	$-	$-	$16,553
Collateralized mortgage obligations and residential mortgage-backed securities	152,859	6,142	(63)	158,938
Municipal securities	110,790	6,359	(26)	117,123
Collateralized debt obligations	2,197	-	(1,424)	773
Total securities available-for-sale	$282,399	$12,501	$(1,513)	$293,387

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2019
Money market fund	$9,670	$-	$-	$9,670
U.S. government sponsored entities	12,994	64	-	13,058
Collateralized mortgage obligations and residential mortgage-backed securities	149,339	1,745	(96)	150,988
Municipal securities	97,628	4,844	(45)	102,427
Collateralized debt obligations	2,202	-	(1,126)	1,076
Total securities available-for-sale	$271,833	$6,653	$(1,267)	$277,219

The estimated fair value of available-for-sale debt securities at March 31, 2020, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
March 31, 2020	Value	Yield (%)
Due in one year or less	$16,903	6.17
Due from one to five years	3,122	4.79

Due from five to ten years	4,554	4.39
Due over ten years	109,870	3.93
Collateralized mortgage obligations and residential mortgage-backed securities	158,938	2.25
Total	$293,387	3.17

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	March 31,	March 31,
	2020	2019

Proceeds	$17,886	$13,518
Gross gains	513	356
Gross losses	(3)	(4)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2019	$4,261
Current period change	4,425
Ending balance, March 31, 2020	$8,686

Securities with carrying values of approximately $54.5 million and $65.5 million were pledged as of March 31, 2020, and December 31, 2019, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at March 31, 2020, and December 31, 2019, not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
Collateralized mortgage obligations and residential mortgage-backed securities	2,480	(63)	-	-	2,480	(63)
Municipal securities	3,578	(26)	-	-	3,578	(26)
Collateralized debt obligations	-	-	773	(1,424)	773	(1,424)
Total temporarily impaired	$6,058	$(89)	$773	$(1,424)	$6,831	$(1,513)
Number of securities		5		2		7

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
U.S. government sponsored entities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations and residential mortgage-backed securities	8,859	(31)	15,065	(65)	23,924	(96)
Municipal securities	4,367	(45)	-	-	4,367	(45)
Collateralized debt obligations	-	-	1,076	(1,126)	1,076	(1,126)
Total temporarily impaired	$13,226	$(76)	$16,141	$(1,191)	$29,367	$(1,267)
Number of securities		11		17		28

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

Note 5 - Loans Receivable

Loans receivable are summarized below:

(Dollars in thousands)
	March 31, 2020	December 31, 2019
Loans secured by real estate:
Residential real estate	$303,872	$299,569
Home equity	48,690	49,118
Commercial real estate	280,018	283,108
Construction and land development	95,696	87,710
Multifamily	51,897	51,286
Farmland	224	227
Total loans secured by real estate	780,397	771,018
Commercial business	105,337	103,222
Consumer	600	627
Manufactured homes	14,093	13,285
Government	14,944	15,804
Subtotal	915,371	903,956
Less:
Net deferred loan origination fees	3,314	2,934
Undisbursed loan funds	277	(21)
Loans receivable	$918,962	$906,869

(Dollars in thousands)	Beginning Banlance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2020:

Allowance for loan losses:
Residential real estate	$1,812	$-	$6	$10	$1,828
Home equity	223	-	-	23	246
Commercial real estate	3,773	-	-	(80)	3,693
Construction and land development	1,098	-	-	125	1,223
Multifamily	529	-	-	33	562
Farmland	-	-	-	-	-
Commercial business	1,504	-	1	396	1,901
Consumer	43	(12)	3	8	42
Manufactured homes	-	-	-	-	-
Government	17	-	-	(1)	16
Total	$8,999	$(12)	$10	$514	$9,511

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2019:

Allowance for loan losses:
Residential real estate	$1,715	$(48)	$14	$(1)	$1,680
Home equity	202	-	-	(8)	194
Commercial real estate	3,335	-	-	150	3,485
Construction and land development	756	-	-	21	777
Multifamily	472	-	-	(38)	434
Farmland	-	-	-	-	-
Commercial business	1,362	-	6	23	1,391
Consumer	82	(18)	3	187	254
Manufactured homes	-	-	-	-	-
Government	38	-	-	(17)	21
Total	$7,962	$(66)	$23	$317	$8,236

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as an origination cost to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $2.1 million and $1.9 million as of March 31, 2020 and December 31, 2019, respectively, and is included in net deferred loan origination costs.

The Bancorp's impairment analysis is summarized below:
	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Loan individually evaluated for impairment	Purchased credit impaired loans individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at March 31, 2020:

Residential real estate	$5	$1,823	$303,935	$668	$1,487	$301,780
Home equity	4	242	48,750	214	145	48,391
Commercial real estate	3	3,690	280,018	1,023	488	278,507
Construction and land development	-	1,223	95,696	-	-	95,696
Multifamily	-	562	51,897	119	663	51,115
Farmland	-	-	224	-	-	224
Commercial business	365	1,536	105,188	1,190	1,154	102,844
Consumer	-	42	600	-	-	600
Manufactured homes	-	-	17,710	-	-	17,710
Government	-	16	14,944	-	-	14,944
Total	$377	$9,134	$918,962	$3,214	$3,937	$911,811

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2019:

Residential real estate	$10	$1,802	$299,333	$642	$1,581	$297,110
Home equity	4	219	49,181	221	216	48,744
Commercial real estate	-	3,773	283,108	1,078	487	281,543
Construction and land development	-	1,098	87,710	-	-	87,710
Multifamily	-	529	51,286	129	673	50,484
Farmland	-	-	227	-	-	227
Commercial business	152	1,352	103,088	1,041	1,150	100,897
Consumer	-	43	627	-	-	627
Manufactured homes	-	-	16,505	-	-	16,505
Government	-	17	15,804	-	-	15,804
Total	$166	$8,833	$906,869	$3,111	$4,107	$899,651

The Bancorp's credit quality indicators are summarized below at March 31, 2020 and December 31, 2019:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	March 31, 2020
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$1,111	$122,215	$107,271	$13,578	$51,427	$3,820	$4,513	$303,935
Home equity	153	6,781	39,489	259	825	739	504	48,750
Commercial real estate	-	2,312	72,707	139,436	54,255	7,770	3,538	280,018
Construction and land development...	-	1,002	28,731	51,273	14,690	-	-	95,696
Multifamily	-	888	17,661	27,661	4,904	-	783	51,897
Farmland	-	-	-	-	224	-	-	224
Commercial business	8,319	16,659	18,039	39,222	19,916	1,818	1,215	105,188
Consumer	103	2	495	-	-	-	-	600
Manufactured homes	3,617	2,253	10,832	182	826	-	-	17,710
Government	-	1,775	10,759	2,410	-	-	-	14,944
Total	$13,303	$153,887	$305,984	$274,021	$147,067	$14,147	$10,553	$918,962

	December 31, 2019
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$827	$119,138	$104,153	$13,463	$53,058	$4,203	$4,491	$299,333
Home equity	100	6,536	40,027	264	934	813	507	49,181
Commercial real estate	-	2,030	82,158	135,058	56,917	5,380	1,565	283,108
Construction and land development	-	719	26,900	45,751	14,340	-	-	87,710
Multifamily	-	903	18,107	26,800	4,674	-	802	51,286
Farmland	-	-	-	-	227	-	-	227
Commercial business	8,312	13,158	19,638	39,016	20,009	2,228	727	103,088
Consumer	90	-	537	-	-	-	-	627
Manufactured homes	3,221	2,413	9,825	184	862	-	-	16,505
Government	-	1,889	11,505	2,410	-	-	-	15,804
Total	$12,550	$146,786	$312,850	$262,946	$151,021	$12,624	$8,092	$906,869

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

During the first three months of 2020, one commercial real estate loan totaling $149 thousand and one residential loan totaling $53 thousand was renewed as a troubled debt restructuring. One commercial business trouble debt restructuring loan totaling $312 thousand has subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the three months ended
	As of March 31, 2020			March 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,103	$3,488	$-	$2,122	$24
Home equity	351	371	-	390	5
Commercial real estate	1,493	2,084	-	1,520	13
Construction and land development	-	-	-	-	-
Multifamily	782	864	-	792	7
Farmland	-	-	-	-	-
Commercial business	1,486	1,560	-	1,650	17
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$52	$52	$5	$68	$1
Home equity	8	8	4	8	-
Commercial real estate	18	18	3	18	-
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	858	858	365	618	3
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,155	$3,540	$5	$2,190	$25
Home equity	$359	$379	$4	$398	$5
Commercial real estate	$1,511	$2,102	$3	$1,538	$13
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$782	$864	$-	$792	$7
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,344	$2,418	$365	$2,268	$20
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the three months ended
	As of December 31, 2019			March 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,140	$3,555	$-	$1,578	$14
Home equity	429	451	-	328	2
Commercial real estate	1,547	2,141	-	1,650	19
Construction & land development	-	-	-	-	-
Multifamily	802	884	-	-	-
Farmland	-	-	-	-	-
Commercial business	1,814	1,906	-	1,668	21
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$83	$83	$10	$160	$2
Home equity	8	8	4	57	1
Commercial real estate	18	18	-	481	-
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	377	377	152	48	-
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,223	$3,638	$10	$1,738	$16
Home equity	$437	$459	$4	$385	$3
Commercial real estate	$1,565	$2,159	$-	$2,131	$19
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$802	$884	$-	$-	$-
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,191	$2,283	$152	$1,716	$21
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
March 31, 2020
Residential real estate	$4,708	$1,413	$3,267	$9,388	$294,547	$303,935	$348
Home equity	593	129	374	1,096	47,654	48,750	-
Commercial real estate	5,935	1,363	531	7,829	272,189	280,018	60
Construction and land development.	664	-	-	664	95,032	95,696	-
Multifamily	339	119	106	564	51,333	51,897	75
Farmland	-	-	-	-	224	224	-
Commercial business	1,636	286	1,742	3,664	101,524	105,188	654
Consumer	7	-	-	7	593	600	-
Manufactured homes	152	16	-	168	17,542	17,710	-
Government	-	-	-	-	14,944	14,944	-
Total	$14,034	$3,326	$6,020	$23,380	$895,582	$918,962	$1,137

December 31, 2019
Residential real estate	$3,486	$1,332	$3,724	$8,542	$290,791	$299,333	$452
Home equity	90	24	388	502	48,679	49,181	19
Commercial real estate	1,461	170	719	2,350	280,758	283,108	61
Construction and land development	143	289	-	432	87,278	87,710	-
Multifamily	140	-	160	300	50,986	51,286	-
Farmland	-	-	-	-	227	227	-
Commercial business	926	583	870	2,379	100,709	103,088	288
Consumer	-	-	-	-	627	627	-
Manufactured homes	63	36	46	145	16,360	16,505	46
Government	-	-	-	-	15,804	15,804	-
Total	$6,309	$2,434	$5,907	$14,650	$892,219	$906,869	$866

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	March 31, 2020	December 31, 2019
Residential real estate	$4,498	$4,374
Home equity	470	473
Commercial real estate	472	658
Construction and land development	-	-
Multifamily	410	420
Farmland	-	-
Commercial business	1,088	582
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$6,938	$6,507

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At March 31, 2020, total purchased credit impaired loans with unpaid principal balances totaled $6.1 million with a recorded investment of $3.9 million. At December 31, 2019, purchased credit impaired loans with unpaid principal balances totaled $6.3 million with a recorded investment of $4.1 million.

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the three months ended March 31, 2020, is as follows:

(dollars in thousands)	First Personal
2019	$62
2020	29

Accretable interest taken from the purchase credit impaired portfolio, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal
2020	68
2021	23
Total	$91

For the acquisitions of First Federal Savings & Loan (“First Federal”), Liberty Savings Bank (“Liberty Savings”), First Personal Bank (“First Personal”), and A.J. Smith Federal Savings Bank, as part of the fair value of loans receivable, a net fair value discount was established for loans as summarized below:

(dollars in thousands)	First Federal		Liberty Savings		First Personal		AJSB
	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months
Residential real estate	$1,062	59	$1,203	44	$948	56	$3,734	52
Home equity	44	29	5	29	51	50	141	32
Commercial real estate	-	-	-	-	208	56	8	9
Construction and land development	-	-	-	-	1	30	-	-
Multifamily	-	-	-	-	11	48	2	48
Consumer	-	-	-	-	146	50	1	5
Commercial business	-	-	-	-	348	24	-	-
Purchased credit impaired loans	-	-	-	-	424	32	-	-
Total	$1,106		$1,208		$2,137		$3,886

Accretable yield, or income recorded for the three months ended March 31, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJSB	Total
2019	$22	$42	$203	$155	$422
2020	-	-	115	245	$361

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Federal	Liberyy Savings	First Personal	AJSB	Total
2020	$-	$-	$281	$585	$866
2021	-	-	333	780	1,113
2022	-	-	323	780	1,103
2023	-	-	73	322	395
Total	$-	$-	$1,010	$2,467	$3,477

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	March 31, 2020	December 31, 2019
Residential real estate	$906	$957
Commercial real estate	126	126
Total	$1,032	$1,083

Note 7 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $11.1 million with the acquisitions of AJSB, First Personal, First Federal, and Liberty Savings. Goodwill of $2.9 million, $5.4 million, $2.0 million, and $804 thousand were established with the acquisition of AJSB, First Personal, First Federal, and Liberty Savings, respectively. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $11.1 million as of March 31, 2020 and December 31, 2019.

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

Amortization recorded for the three months ended March 31, 2020 is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJSB	Total
Current period	$3	$14	$119	$112	$248

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJSB	Total
Remainder 2020	9	44	356	337	746
2021	12	58	475	449	994
2022	1	58	475	449	983
2023	-	38	475	449	962
2024	-	-	470	449	919
2025	-	-	-	261	261
2026	-	-	-		-
Total	$22	$198	$2,251	$2,394	$4,865

For the AJSB acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $174 thousand that is being amortized over 14 months on a straight line basis. Approximately $34 thousand of amortization was taken as income during the three months ended March 31, 2020. The fair market premium on the certificates of deposit has fully amortized as of March 31, 2020.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2020, and 2019 are as follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2020	2019
Basic earnings per common share:
Net income as reported	$3,192	$2,222
Weighted average common shares outstanding	3,458,505	3,343,183
Basic earnings per common share	$0.92	$0.66
Diluted earnings per common share:
Net income as reported	$3,192	$2,222
Weighted average common shares outstanding	3,458,505	3,343,183
Add: Dilutive effect of assumed stock option exercises	-	-
Weighted average common and dilutive potential common shares outstanding	3,458,505	3,343,183
Diluted earnings per common share	$0.92	$0.66

Note 10 - Stock Based Compensation

The Bancorp’s 2015 Stock Option and Incentive Plan (the “Plan”), which was adopted by the Bancorp’s Board of Directors on February 27, 2015, and approved by the Bancorp’s shareholders on April 24, 2015, permits the grant of equity awards for up to 250,000 shares of common stock. Awards granted under the Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, performance shares, or performance units.

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended March 31, 2020, stock based compensation expense of $94 thousand was recorded, compared to $71 thousand for the three months ended March 31, 2019. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $902 thousand through 2023 with an additional $322 thousand in 2020, $339 thousand in 2021, $209 thousand in 2022, and $32 thousand in 2023.

There were no incentive stock options granted during the first three months of 2020 or 2019. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. At March 31, 2020, there were no outstanding incentive stock options.

There were 13,243 shares of restricted stock granted during the first three months of 2020 compared to 7,407 shares granted during the first three months of 2019. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the year ended December 31, 2019, and three months ended March 31, 2020, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	27,423	$32.58
Granted	7,407	43.00
Vested	(4,625)	29.37
Forfeited	-	-
Non-vested at December 31, 2019	30,205	$35.63

Non-vested at January 1, 2020	30,205	$35.63
Granted	13,243	44.30
Vested	(6,400)	27.50
Forfeited	-	-
Non-vested at March 31, 2020	37,048	$40.13

Note 11 – Change in Accounting Principles

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Standard simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU No. 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. Finally, this ASU amends the Overview and Background sections of the Accounting Standards Codification as part of the FASB’s initiative to unify and improve such sections across Topics and Subtopics. The new guidance is effective for the Company’s year ending December 31, 2020, and was adopted on January 1, 2020. The adoption of this ASU has not had a material impact on the consolidated financial statements, and the Bancorp has not recorded goodwill impairment to date as part of their acquisition activity.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This Standard amends the amortization period for certain purchased callable debt securities held at a premium. In particular, the amendments in this ASU require the premium to be amortized to the earliest call date. The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity. The amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In fact, in most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (i.e., the security is trading at a premium), and price securities to maturity when the coupon is below market rates (i.e., the security is trading at a discount), in anticipation that the borrower will act in its economic best interest. The new guidance was effective for the Company’s year ending December 31, 2019, and was adopted on January 1, 2019. The adoption of this ASU has not had a material impact on the consolidated financial statements, management has recognized amortization expense as dictated by the amount of premiums and the differences between maturity and call dates at the time of adoption.

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

Note 13 – Derivative Financial Instruments

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

The Bancorp enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., interest rate lock commitment). The interest rate lock commitments are considered derivatives and are recorded on the accompanying consolidated balance sheets at fair value in accordance with FASB ASC 815, Derivatives and Hedging.

The following table shows the amounts of non-hedging derivative financial instruments:

March 31, 2020
	Notational or contractual	Asset derivatives		Liability derivatives
(Dollars in thousands)	amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$29,214	Other assets	$3,282	Other liabilties	$3,282
Loan commitments	52,163	Other assets	704	N/A	-
Total	$81,377		$3,986		$3,282

December 31, 2019
	Notational or contractual	Asset derivatives		Liability derivatives
(Dollars in thousands)	amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$29,466	Other assets	$1,358	Other liabilties	$1,358
Loan commitments	12,822	Other assets	186	N/A	-
Total	$42,288		$1,544		$1,358

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Three Months Ended
		March 31,
(Dollars in thousands)	Statement of Income Classification	2020	2019
Interest rate swap contracts	Other income	$-	$220
Loan commitments	Other income	518	-
Total		$518	$220

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented		Cash
(Dollars in thousands)	Recognized Assets	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
March 31, 2020
Interest rate swap contracts	$3,282	$-	$3,282	$-	$-	$3,282
Loan commitments	704	-	704	-	-	704
Total	$3,986	$-	$3,986	$-	$-	$3,986

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
December 31, 2019
Interest rate swap contracts	$1,358	$-	$1,358	$-	$-	$1,358
Loan commitments	186	-	186	-	-	186
Total	$1,544	$-	$1,544	$-	$-	$1,544

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Collateral Pledged	Net Amount
March 31, 2020
Interest rate swap contracts	$3,282	$-	$3,282	$-	$3,350	$(68)
Total	$3,282	$-	$3,282	$-	$3,350	$(68)

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Collateral Pledged	Net Amount
December 31, 2019
Interest rate swap contracts	$1,358	$-	$1,358	$-	$2,290	$(932)
Total	$1,358	$-	$1,358	$-	$2,290	$(932)

Note 14 - Fair Value

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its pooled trust preferred securities. The analysis is performed annually during December and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with GAAP. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. Based on current market conditions and a review of the trustee reports, management performed an analysis of the pooled trust preferred securities and no additional impairment was taken at December 31, 2019. A specialist will be used to review all pooled trust preferred securities again at December 31, 2020.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in Thousands)
Collateralized
debt obligations
other-than-temporary
(Dollars in thousands)	impairment
Ending balance, December 31, 2019	$173
Additions not previously recognized	-
Ending balance, March 31, 2020	$173

At March 31, 2020, trust preferred securities with a cost basis of $2.2 million continue to be in “payment in kind” status. These trust preferred securities classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these trust preferred securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2020. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2020 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$16,553	$16,553	$-	$-
residential mortgage-backed securities	158,938	-	158,938	-
Municipal securities	117,123	-	117,123	-
Collateralized debt obligations	773	-	-	773
Total securities available-for-sale	$293,387	$16,553	$276,061	$773

		Fair Value Measurements at December 31, 2019 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$9,670	$9,670	$-	$-
U.S. government sponsored entities	13,058	-	13,058	-
Collateralized mortgage obligations and residential mortgage-backed securities	150,988	-	150,988	-
Municipal securities	102,427	-	102,427	-
Collateralized debt obligations	1,076	-	-	1,076
Total securities available-for-sale	$277,219	$9,670	$266,473	$1,076

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2019	$2,049
Principal payments	(38)
Total unrealized gains, included in other comprehensive income	52
Transfers in and/or (out) of Level 3	(987)
Ending balance, December 31, 2019	$1,076

Beginning balance, January 1, 2020	$1,076
Principal payments	(5)
Total unrealized losses, included in other comprehensive income	(298)
Sale out of Level 3	-
Ending balance, March 31, 2020	$773

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2020 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,774	$-	$-	$6,774
Foreclosed real estate	1,032	-	-	1,032

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2019 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,052	$-	$-	$7,052
Foreclosed real estate	1,083	-	-	1,083

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $7.2 million and the related specific reserves totaled approximately $377 thousand, resulting in a fair value of impaired loans totaling approximately $6.8 million, at March 31, 2020. The recorded investment of impaired loans was approximately $7.2 million and the related specific reserves totaled approximately $166 thousand, resulting in a fair value of impaired loans totaling approximately $7.1 million, at December 31, 2019. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	March 31, 2020		Estimated Fair Value Measurements at March 31, 2020 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$42,146	$42,146	$42,146	$-	$-
Certificates of deposit in other financial institutions	1,741	1,715	-	1,715	-
Securities available-for-sale	293,387	293,387	16,553	276,061	773
Loans held-for-sale	5,375	5,553	5,553	-	-
Loans receivable, net	909,451	904,358	-	-	904,358
Federal Home Loan Bank stock	3,912	3,912	-	3,912	-
Interest rate swap agreements	3,282	3,282	-	3,282	-
Accrued interest receivable	4,114	4,114	-	4,114	-

Financial liabilities:
Non-interest bearing deposits	185,219	185,219	185,219	-	-
Interest bearing deposits	976,423	978,115	661,953	316,162	-
Repurchase agreements	12,991	12,999	11,213	1,786	-
Borrowed funds	14,000	14,197	-	14,197	-
Interest rate swap agreements	3,282	3,282	-	3,282	-
Accrued interest payable	94	94	-	94	-

	December 31, 2019		Estimated Fair Value Measurements at December 31, 2019 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$47,258	$47,258	$47,258	$-	$-
Certificates of deposit in other financial institutions	2,170	2,137	-	2,137	-
Securities available-for-sale	277,219	277,219	9,670	266,473	1,076
Loans held-for-sale	6,091	6,204	6,204	-	-
Loans receivable, net	897,870	917,174	-	-	917,174
Federal Home Loan Bank stock	3,912	3,912	-	3,912	-
Interest rate swap agreements	1,358	1,358	-	1,358	-
Accrued interest receivable	4,029	4,029	-	4,029	-

Financial liabilities:
Non-interest bearing deposits	172,094	172,094	172,094	-	-
Interest bearing deposits	982,276	982,241	654,573	327,668	-
Repurchase agreements	11,499	11,499	9,721	1,778	-
Borrowed funds	14,000	14,108	-	14,108	-
Interest rate swap agreements	1,358	1,358	-	1,358	-
Accrued interest payable	179	179	-	179	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended March 31, 2020, and December 31, 2019:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank SB (“the Bank”), an Indiana savings bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2020, as compared to December 31, 2019, and the results of operations for the three months ending March 31, 2020, and March 31, 2019. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

At March 31, 2020, the Bancorp had total assets of $1.3 billion, total loans receivable of $919.0 million and total deposits of $1.2 billion. Stockholders' equity totaled $140.7 million or 10.42% of total assets, with a book value per share of $40.61. Net income for the three months ended March 31, 2020, was $3.2 million, or $0.92 earnings per common share for both basic and diluted calculations. For the three months ended March 31, 2020, the return on average assets (ROA) was 0.97%, while the return on average stockholders’ equity (ROE) was 9.38%.

Recent Developments

COVID-19

In December 2019, COVID-19 was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality, restaurant, and retail industries.

In addition, the spread of COVID-19 has caused us to modify our business practices, including remote employee work locations, restrictions on employee travel, social distancing guidelines for our employees, and the cancellation or postponement of physical participation in meetings, events, and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities and regulators.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully or partially reopened in our market areas.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	Demand for our products and services may decline, making it difficult to grow assets and income.

●

If the economies in the Bank’s market areas are unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased provisions for loan losses, charge-offs, and reduced income.

●	Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase.

●	The Bank’s allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income.

●	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Bank.

●

As a result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread, and correspondingly reducing our net income.

●	A material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend.

●	Our wealth management revenues may decline with continuing market turmoil and volatility.

●	We rely on third party vendors for certain critical services, and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on the Bank.

●	FDIC premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with the Bancorp and the Bank for many years. The Bancorp has put in place measures such as remote work to protect the health and safety of our employees. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. However, the Bancorp has an appropriate succession plan in place, which is reviewed and approved annually by the Bancorp’s Board of Directors.

Any one or a combination of the factors identified above may remain prevalent for a significant period of time and could negatively impact our business, financial condition, and results of operations and prospects even after the COVID-19 outbreak has subsided.

The extent to which the COVID-19 outbreak impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s regional, national, and global economic impact, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. That being said, we believe the Bancorp and the Bank are well prepared for the economic and social consequences of the COVID-19 global pandemic.

Impacts of COVID-19

The COVID-19 pandemic began to impact the Bancorp’s operations during March 2020, and as of the date of this release, continues to influence operating decisions. In response to the pandemic, the Bancorp’s management implemented the following policy actions:

●	Participation in the U.S. Small Business Administration’s Paycheck Protection Program (PPP), a program initiated to help small businesses maintain their workforce during the pandemic. As of May 4, 2020, the Bancorp approved 710 applications totaling $90.3 million, with an average loan size of approximately $127,000. These loans will help local business owners retain 10,403 employees. The Bancorp’s SBA lender fee is averaging approximately 3.77% for this program.

●

Prudently helping borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Consistent with regulatory guidance, the Bancorp where needed will defer or modify its loan customer’s repayment obligation if its cash flow has been negatively impacted by the pandemic. The Bancorp’s management anticipates that additional borrower deferral and modification requests will continue during the second quarter of 2020. Loans modified to interest only payment or full payment deferral as part of the effects of COVID-19 as of May 4 2020, are as follows:

(Dollars in thousands)	(Unaudited)
As of May 4, 2020	Mortgage loans		Commercial Loans
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Interest only	-	$-	59	$28,576
Full payment deferral	74	8,518	25	14,232
Total $	74	$8,518	84	$42,808

●

Commercial real estate loans are one of the Bancorp’s primary loan concentrations. Key loan data for commercial real estate loans secured by restaurants, hotels and retail non-owner occupied properties indicate a strong weighted average loan-to-value and debt service coverage. As of March 31, 2020, commercial real estate loans secured by restaurants represented 8% of the commercial real estate loan portfolio and had a weighted average debt coverage ratio of 1.75 and loan to value of 49%. As of March 31, 2020, commercial real estate loans secured by hotels represented 6% of the commercial real estate loan portfolio and had a weighted average debt coverage ratio of 1.24 and loan to value of 54%. As of March 31, 2020, commercial real estate loans secured by retail non owner occupied properties represented 17% of the commercial real estate loan portfolio and had a weighted average debt coverage of 1.45 and loan to value of 51%.

●

Maintaining a strong liquidity position to support funding demand. The Bancorp has sufficient on balance sheet liquidity and contingent liquidity sources to meet funding demand. For PPP loans, funding will come from cash equivalents and the Federal Reserve’s PPP Liquidity Facility.

●	Implementing remote working policies for the Bancorp’s workforce. 142 employees or 50.0% of the workforce is working remotely to help maintain social distancing.

●

Keeping the Bancorp’s 22 banking centers open during the pandemic. To ensure banking processes run efficiently, drive-ups are open and fully functional, and a wide range of digital banking options are available. All banking centers are also available to serve customers by appointment.

U.S. Small Business Administration Paycheck Protection Program

The Bank has participated in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), which was initiated on April 3, 2020 in order to help small businesses maintain their workforce during the COVID-19 pandemic. The Bank began accepting applications from qualified business customers immediately upon the initiation of the PPP. As of April 24, 2020, the Bank approved 479 applications totaling $74.8 million in loan requests, with an average loan size of approximately $156,000 prior to the exhaustion of the initial amounts of funds available under the PPP. The Bank began closing and funding PPP loans late during the week of April 6, 2020. These loans are expected to help local business owners retain 8,684 employees. The Bank is a certified SBA lender and was one of the first local banks to fund loans under the PPP. In addition, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP/HCEA Act”) was passed by Congress on April 23, 2020 and signed into law by President Trump on April 24, 2020.  The PPP/HCEA Act authorizes additional funding under the CARES Act of $310 billion for PPP loans to be issued by financial institutions through the SBA. The Bank is accepting applications from qualified business customers for the additional loans available under the PPP/HCEA Act. As of May 4, 2020, the Bank approved 231 applications totaling $15.5 million in loan requests, with an average loan size of approximately $67,000 to date under the funding of the PPP/HCEA Act.

SBA Loan Subsidy Program

Pursuant to the CARES Act, Section 1112, Congress has determined that all existing borrowers under the SBA Section 7(a) program are adversely affected by COVID-19, and are therefore entitled to a subsidy in the form of relief payments.  Specifically, the CARES Act provides that the SBA will pay the principal and interest on any existing and current SBA 7(a) loan for a period of six months.  These principal and interest payments will be made by the SBA directly to the SBA 7(a) lender and will begin with the next payment due.  The Bancorp is a qualified SBA Section 7(a) lender, and is participating in the Section 1112 program.  As of May 4, 2020, the Bancorp has 47 loans eligible for the program, with an aggregate principal amount of $6.5 million.  Payments under the program will not constitute new loans for the Bancorp, but simply payments of principal and interest on loans that already exist in the Bancorp’s SBA 7(a) loan portfolio and are current on borrower payments.  The Bancorp received its first tranche of payments under the program on April 30, 2020, and expects to receive subsequent payments from the SBA by the 25th of each month thereafter until the expiration of the six-month program period.

Financial Condition

During the three months ended March 31, 2020, total assets increased by $21.2 million (1.6%), with interest-earning assets increasing by $16.8 million (1.4%). Interest-earning assets totaled $1.2 billion at March 31, 2020, and December 31, 2019. Earning assets represented 91.8% of total assets at March 31, 2020, and 92.0% of total assets at December 31, 2019. The increase in total assets and interest earning assets for the three months was primarily the result of increased investment in securities and loans.

Net loans receivable totaled $919.0 million at March 31, 2020, compared to $906.9 million at December 31, 2019. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing. During March 2020, the Bancorp reviewed its loan pipelines and credit product specifications in anticipation of the significant declines in economic activity and employment from the COVID-19 global pandemic. As a result of this review, management believes the Bancorp’s loan portfolio and current pipelines are well-positioned to withstand the current effects of the pandemic and address the needs of the Bancorp’s customers.

The Bancorp’s end-of-period loan balances were as follows:

	March 31,
	2020		December 31,
(Dollars in thousands)	(unaudited)		2019
	Balance	% Loans	Balance	% Loans

Residential real estate	$303,935	33.1%	$299,333	33.0%
Home equity	48,750	5.3%	49,181	5.4%
Commercial real estate	280,018	30.5%	283,108	31.2%
Construction and land development	95,696	10.4%	87,710	9.7%
Multifamily	51,897	5.6%	51,286	5.7%
Farmland	224	0.0%	227	0.0%
Consumer	600	0.1%	627	0.1%
Manufactured homes	17,710	1.9%	16,505	1.8%
Commercial business	105,188	11.4%	103,088	11.4%
Government	14,944	1.7%	15,804	1.7%
Loans receivable	$918,962	100.0%	$906,869	100.0%

Adjustable rate loans / loans receivable	$515,591	56.1%	$504,941	55.7%

	March 31,
	2020	December 31,
	(unaudited)	2019

Loans receivable to total assets	68.1%	68.3%
Loans receivable to earning assets	74.1%	74.2%
Loans receivable to total deposits	79.1%	78.6%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the three months ended March 31, 2020, the Bancorp originated $24.9 million in new fixed rate mortgage loans for sale, compared to $9.8 million during the three months ended March 31, 2019. Net gains realized from the mortgage loan sales totaled $635 thousand for the three months ended March 31, 2020, compared to $242 thousand for the three months ended March 31, 2019. At March 31, 2020, the Bancorp had $5.4 million in loans that were classified as held for sale, compared to $6.1 million at December 31, 2019.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At March 31, 2020, all non-performing loans are also accounted for on a non-accrual basis, except for two commercial business loans totaling $654 thousand, five residential real estate loans totaling $348 thousand, one commercial real estate loan totaling $60 thousand, and one multifamily loan totaling $75 thousand that remained accruing and more than 90 days past due. The Bancorp will at times leave notes accruing, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in process of being collected.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2020	December 31, 2019
Residential real estate	$4,846	$4,826
Home equity	470	492
Commercial real estate	532	719
Construction and land development	-	-
Multifamily	485	420
Farmland	-	-
Commercial business	1,742	870
Consumer	-	-
Manufactured homes	-	46
Government	-	-
Total	$8,075	$7,373
Nonperforming loans to total loans	0.88%	0.81%
Nonperforming loans to total assets	0.60%	0.55%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2020 or December 31, 2019.

The Bancorp's substandard loans are summarized below:
(Dollars in thousands)
Loan Segment	March 31, 2020	December 31, 2019
Residential real estate	$4,513	$4,491
Home equity	504	507
Commercial real estate	3,538	1,565
Construction and land development	-	-
Multifamily	783	802
Farmland	-	-
Commercial business	1,215	727
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$10,553	$8,092

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:
(Dollars in thousands)
Loan Segment	March 31, 2020	December 31, 2019
Residential real estate	$3,820	$4,203
Home equity	739	813
Commercial real estate	7,770	5,380
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	1,818	2,228
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$14,147	$12,624

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired loans. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Bancorp aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:
(Dollars in thousands)
Loan Segment	March 31, 2020	December 31, 2019
Residential real estate	$2,155	$2,223
Home equity	359	437
Commercial real estate	1,511	1,565
Construction and land development	-	-
Multifamily	782	802
Farmland	-	-
Commercial business	2,344	2,191
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$7,151	$7,218

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

The Bancorp's troubled debt restructured loans are summarized below:
(Dollars in thousands)
Loan Segment	March 31, 2020	December 31, 2019
Residential real estate	$528	$480
Home equity	173	176
Commercial real estate	956	822
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	613	622
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$2,270	$2,100

The increase in the troubled debt restructure loans reflected in the table above for the three months ending March 31, 2020, was the result of one commercial real estate loan totaling $149 thousand and one residential real estate loan totaling $53 thousand which were new troubled debt restructuring loans during 2020. The new troubled debt restructuring loans along with two commercial business loans offset the overall decline in impaired loans.

The decrease in the impaired loans and the increase in the nonperforming, substandard, and special mention loans reflected in the tables above for the three months ending March 31, 2020, are primarily the result of seven commercial business loans to seven borrowers and five commercial real estate loans to three borrowers.  Five commercial business loans to five borrowers totaling $963 thousand contributed to the March 31, 2020, increase in nonperforming loans. Five commercial business loans to five borrowers totaling $544 thousand and four commercial estate loans to two borrowers totaling $2,177 thousand contributed to the March 31, 2020, increase in substandard loans. One commercial business loan totaling $172 thousand and one commercial real estate loan totaling $5,163 thousand to the same borrower contributed to the March 31, 2020, increase in watch loans. The decrease in impaired loans as of March 31, 2020, is the result of the payoff of one impaired loan along with normal paydowns offset against, the addition of two commercial business loans to two borrowers totaling $207 thousand and one commercial real estate loan totaling $149 thousand to one borrower.

At March 31, 2020, management is of the opinion that there are no loans, except certain of those discussed above or as part of credit risk impacts of COVID-19, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the three months ended are summarized below:
(Dollars in thousands)

Loan Segment	March 31, 2020	March 31, 2019
Residential real estate	$10	$(1)
Home equity	23	(8)
Commercial real estate	(80)	150
Construction and land development	125	21
Multifamily	33	(38)
Farmland	-	-
Commercial business	396	23
Consumer	8	187
Manufactured homes	-	-
Government	(1)	(17)
Total	$514	$317

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
As of March 31, 2020
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$6	$6
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	1	1
Consumer	(12)	3	(9)
Manufactured homes	-	-
Government	-	-	-
Total	$(12)	$10	$(2)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers additional reserves that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At March 31, 2020, and December 31, 2019, total purchase credit impaired loan accretable and nonaccretable discount totaled $2.2 million. Additionally, the Bancorp has acquired loans where there was no evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired and totaled $3.5 million at March 31, 2020, compared to $3.8 million at December 31, 2019. Details on these fair value marks and the additional reserves created can be found in Note 5, Loans Receivable.

The Bancorp's allowance to total loans and non-performing loans are summarized below:
(Dollars in thousands)
	March 31, 2020	December 31, 2019

Allowance for loan losses	$9,511	$8,999
Total loans	$918,962	$906,869
Non-performing loans	$8,075	$7,373
ALL-to-total loans	1.03%	0.99%
ALL-to-non-performing loans (coverage ratio)	117.8%	122.1%

The March 31, 2020, balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience, current economic and market conditions, and additional reserves from acquisition accounting. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At March 31, 2020, foreclosed real estate totaled $1.0 million, which was comprised of fifteen properties, compared to $1.1 million and seventeen properties at December 31, 2019. Net gains from the sale of foreclosed real estate totaled $60 thousand for the three months ended March 31, 2020. At the end of March 2020 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $293.4 million at March 31, 2020, compared to $277.2 million at December 31, 2019, an increase of $16.2 million (5.8%). The increase in the securities portfolio during the year is a result of market value adjustments and additional investment. At March 31, 2020, the securities portfolio represented 23.7% of interest-earning assets and 21.7% of total assets compared to 22.7% of interest-earning assets and 20.9% of total assets at December 31, 2019.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,
	2020		December 31,
(Dollars in thousands)	(unaudited)		2019
	Balance	% Securities	Balance	% Securities

Money market fund	$16,553	5.6%	$9,670	3.5%
U.S. government sponsored entities	-	0.0%	13,058	4.7%
Collateralized mortgage obligations and residential mortgage-backed securities	158,938	54.2%	150,988	54.5%
Municipal securities	117,123	39.9%	102,427	36.9%
Collateralized debt obligations	773	0.3%	1,076	0.4%
Total securities available-for-sale	$293,387	100.0%	$277,219	100.0%

	March 31,
	2020	December 31,	YTD
(Dollars in thousands)	(unaudited)	2019	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$15,119	$10,750	$4,369	40.6%
Fed funds sold	872	15,544	(14,672)	-94.4%
Certificates of deposit in other financial institutions	1,741	2,170	(429)	-19.8%
Federal Home Loan Bank stock	3,912	3,912	-	0.0%

The net decrease in interest bearing deposits in other financial institutions and fed funds sold is primarily the result of reallocation of funds to the investment and loan portfolios.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,
	2020	December 31,	YTD
(Dollars in thousands)	(unaudited)	2019	Change
	Balance	Balance	$	%

Checking	$405,064	$392,324	$12,740	3.2%
Savings	215,592	209,945	5,647	2.7%
Money market	226,516	224,398	2,118	0.9%
Certificates of deposit	314,470	327,703	(13,233)	-4.0%
Total deposits	$1,161,642	$1,154,370	$7,272	0.6%

The overall increase in total deposits is primarily a result of management’s sales efforts along with customer preferences for competitively priced short-term liquid investments.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	March 31,
	2020	December 31,	YTD
(Dollars in thousands)	(unaudited)	2019	Change
	Balance	Balance	$	%

Repurchase agreements	$12,991	$11,499	$1,492	13.0%
Borrowed funds	14,000	14,000	-	0.0%
Total borrowed funds	$26,991	$25,499	$1,492	5.9%

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

During the three months ended March 31, 2020, cash and cash equivalents decreased by $5.1 million compared to a $43.6 million increase for the three months ended March 31, 2019. The primary sources of cash and cash equivalents were the sale loans originated for sale, proceeds from the sale of securities, proceeds from the maturity and paydown of securities, and growth of deposits. The primary uses of cash and cash equivalents were the purchase of securities and loan originations. Cash provided by operating activities totaled $9.5 million for the three months ended March 31, 2020, compared to cash provided of $1.4 million for the three month ended March 31, 2019. Cash provided from operating activities was primarily a result of net income, sale of loans originated for sale, and change in accrued expenses and other liabilities, offset by loans originated for sale. Cash outflows from investing activities totaled $22.3 million for the current period, compared to cash provided of $37.4 million for the three months ended March 31, 2019. Cash outflows from investing activities for the current three months were primarily related to the purchase of securities and loan originations, offset against proceeds from sales of securities, and proceeds from maturities and paydowns of securities. In the prior period of March 31, 2019, the cash provided from investing activity was primarily related to our acquisition of AJSB. Net cash provided from financing activities totaled $7.7 million during the current period compared to net cash provided of $4.8 million for the three months ended March 31, 2019. The net cash inflows from financing activities were primarily a result of net change in deposits and repurchase agreements offset against cash dividends paid. On a cash basis, the Bancorp paid dividends on common stock of $1.1 million for the three months ended March 31, 2020, and $909 thousand for the three months ended March 31, 2019.

At March 31, 2020, outstanding commitments to fund loans totaled $194.1 million. Approximately 54.5% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $11.4 million at March 31, 2020. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2020, stockholders' equity increased by $6.6 million (4.9%). During the three months ended March 31, 2020, stockholders’ equity was primarily increased by net income of $3.2 million and increased unrealized gains on available securities of $4.4 million. Decreasing stockholders’ equity was the declaration of $1.1 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first three months of 2020 or 2019. During 2020, 6,400 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the financial statements, of which 1,904 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

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

During the three months ended March 31, 2020, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled trust preferred securities with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $10.5 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at March 31, 2020, and December 31, 2019, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$113.6	12.0%	$42.5	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$113.6	12.0%	$56.7	6.0%	N/A	N/A
Total capital to risk-weighted assets	$123.1	13.0%	$75.6	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$113.6	8.7%	$52.2	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$110.8	11.8%	$42.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$110.8	11.8%	$56.5	6.0%	N/A	N/A
Total capital to risk-weighted assets	$119.8	12.7%	$75.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$110.8	8.5%	$52.3	4.0%	N/A	N/A

In addition, the following table shows that, at March 31, 2020, and December 31, 2019, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$111.5	11.8%	$42.5	4.5%	$61.4	6.5%
Tier 1 capital to risk-weighted assets	$111.5	11.8%	$56.7	6.0%	$75.6	8.0%
Total capital to risk-weighted assets	$121.0	12.8%	$75.6	8.0%	$94.5	10.0%
Tier 1 capital to adjusted average assets	$111.5	8.6%	$52.1	4.0%	$65.1	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$108.9	11.6%	$42.4	4.5%	$61.2	6.5%
Tier 1 capital to risk-weighted assets	$108.9	11.6%	$56.5	6.0%	$75.3	8.0%
Total capital to risk-weighted assets	$117.9	12.5%	$75.3	8.0%	$94.1	10.0%
Tier 1 capital to adjusted average assets	$108.9	8.3%	$52.3	4.0%	$65.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2020, without the need for qualifying for an exemption or prior DFI approval, is its 2020 net profits. Moreover, the FDIC and the FRB may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On February 21, 2020, the Board of Directors of the Bancorp declared a first quarter dividend of $0.31 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 3, 2020.

Results of Operations - Comparison of the Three Months Ended March 31, 2020, to the Three Months Ended March 31, 2019

For the three months ended March 31, 2020, the Bancorp reported net income of $3.2 million, compared to net income of $2.2 million for the three months ended March 31, 2019, an increase of $970 thousand (43.7%). For the three months ended March 31, 2020, the ROA was 0.97%, compared to 0.72% for the three months ended March 31, 2019. The ROE was 9.38% for the three months ended March 31, 2020, compared to 7.59% for the three months ended March 31, 2019.

Net interest income for the three months ended March 31, 2020, was $10.7 million, an increase of $71 thousand (0.7%), compared to $10.6 million for the three months ended March 31, 2019. The weighted-average yield on interest-earning assets was 4.22% for the three months ended March 31, 2020, compared to 4.41% for the three months ended March 31, 2019. The weighted-average cost of funds for the three months ended March 31, 2020 was 0.75% compared to 0.70% for the three months ended March 31, 2019. The impact of the 4.22% return on interest earning assets and the 0.75% cost of funds resulted in an interest rate spread of 3.47% for the current three months, a decrease from the 3.71% spread for the three months ended March 31, 2019. The net interest margin on earning assets was 3.50% for the three months ended March 31, 2020, and 3.74% for the three months ended March 31, 2019. On a tax equivalent basis, the Bancorp’s net interest margin was 3.62% for the three months ended March 31, 2020, compared to 3.81% for the three months ended March 31, 2019. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

The abrupt decline in interest rates during the first quarter of 2020 has resulted in the compression of net interest margins for many institutions, including the Bancorp, and has contributed to our lower interest rate spread. Because of the need to maintain higher levels of liquidity and delays in business investment activity due to COVID-19 disruptions, some further compression of our net interest margin is foreseeable in the next two quarters. However, a reasonably robust recovery in business conditions should enable us to reallocate some of our excess liquidity and at least partially mute the effects of the current interest rate reductions.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	March 31, 2020			March 31, 2019
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$13,488	$54	1.60	$39,838	$85	0.85
Federal funds sold	5,713	67	4.69	5,478	41	2.99
Certificates of deposit in other financial institutions	1,967	14	2.85	2,201	17	3.09
Securities available-for-sale	281,584	1,670	2.37	246,525	1,758	2.85
Loans receivable	911,877	11,029	4.84	834,684	10,543	5.05
Federal Home Loan Bank stock	3,912	35	3.58	3,840	43	4.48
Total interest earning assets	1,218,541	$12,869	4.22	1,132,566	$12,487	4.41
Cash and non-interest bearing deposits in other financial institutions	19,081			17,612
Allowance for loan losses	(9,046)			(8,065)
Other noninterest bearing assets	93,852			88,639
Total assets	$1,322,428			$1,230,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,147,163	$2,064	0.72	$1,038,380	$1,672	0.64
Repurchase agreements	11,934	40	1.34	10,540	49	1.86
Borrowed funds	14,193	94	2.65	27,579	166	2.41
Total interest bearing liabilities	1,173,290	$2,198	0.75	1,076,499	$1,887	0.70
Other noninterest bearing liabilities	13,010			37,088
Total liabilities	1,186,300			1,113,587
Total stockholders' equity	136,128			117,165
Total liabilities and stockholders' equity	$1,322,428			$1,230,752

The decrease in interest income for interest bearing deposits in other financial institutions was the result of lower average balances for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase in interest income for federal funds sold was primarily the result of higher average rates received in short term rates for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease in interest income for certificates of deposit in other financial institutions was the result of lower average balances and lower average rates received in short term rates for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease in interest income for securities available-for-sale was the result of lower weighted average rates received for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase in interest income for loans receivable was the result of higher average balances for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease in interest income for Federal Home Loan Bank stock is the result of lower average rates for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase in the interest expense of total deposits was the result of higher average balances and higher average rates for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease in the interest expense for repurchase agreements was the result of lower average rates for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease in the interest expense for borrowed funds was the result of lower average balances for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

The following table shows the change in noninterest income for the three months ending March 31, 2020, and March 31, 2019.

	Three Months Ended
(Dollars in thousands)	March 31,		Three Months Ended
	2020	2019	$ Change	% Change
Noninterest income:
Fees and service charges	$1,049	$1,162	$(113)	-9.7%
Gain on sale of loans held-for-sale, net	635	242	393	162.4%
Wealth management operations	554	500	54	10.8%
Gain on sale of securities, net	510	352	158	44.9%
Increase in cash value of bank owned life insurance	169	163	6	3.7%
Gain on sale of foreclosed real estate, net	60	27	33	122.2%
Other	569	124	445	358.9%
Total noninterest income	$3,546	$2,570	$976	38.0%

The decrease in fees and service charges is primarily the result of less fee income during the current quarter. The increase in gains on sale of loans is a result of the overall increase in loan origination volume. The increase in wealth management income is the result of the Bancorp’s continued focus on increasing its wealth management activities. However, the Bancorp expects the current extreme volatility of the equity markets may continue to induce caution on the part of our wealth management customers, who became more risk-averse as the scope and severity of the COVID-19 pandemic expanded during the first quarter of 2020. We expect to see a gradual improvement in our wealth management customers’ outlook as market uncertainties abate in the next several quarters commensurate with potentially more favorable asset valuations and corporate earnings as the economy begins to recover from the effects of the COVID-19 pandemic. The increase in gains on sale of securities is a result of current market conditions and maintaining current securities cash flows. The increase in other noninterest income is primarily driven by gains associated with the increased fair value of interest rate lock commitments.

The following table shows the change in noninterest expense for the three months ending March 31, 2020, and March 31, 2019.

	Three Months Ended
(Dollars in thousands)	March 31,		Three Months Ended
	2020	2019	$ Change	% Change
Noninterest expense:
Compensation and benefits	$5,217	$4,676	$541	11.6%
Occupancy and equipment	1,409	1,123	286	25.5%
Data processing	556	703	(147)	-20.9%
Marketing	208	263	(55)	-20.9%
Federal deposit insurance premiums	196	91	105	115.4%
Other	2,413	3,435	(1,022)	-29.8%
Total noninterest expense	$9,999	$10,291	$(292)	-2.8%

The increase in compensation and benefits is primarily the result of management’s continued focus on talent management and retention, as well as the full quarter impact of the AJSB acquisition. The increase in occupancy and equipment is primarily related to continued improvements efforts made to Bancorp properties and associated deprecation. In the prior year, the Bancorp incurred additional data processing expense for data conversion expenses related to the AJSB acquisition, as a result, in current year data processing expense decreased. The decrease in marketing expense is a result of the timing of marketing initiatives. The increase in federal deposit insurance premium is the result of the continued growth of the Bancorp. The decrease in other operating expenses is primarily related to acquisition expenses booked in the prior year related to the AJSB, of which the Bancorp did not have comparable expenses in the current year. The Bancorp’s efficiency ratio was 70.3% for the three months ended March 31, 2020, compared to 78.1% for the three months ended March 31, 2019. The decreased ratio is related primarily to the decrease in noninterest expense and increase to noninterest income. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period. The acquisition of AJSB is discussed in Note 3 of the financial statements.

Income tax expenses for the three months ended March 31, 2020, totaled $512 thousand, compared to income tax expense of $340 thousand for the three months ended March 31, 2019, an increase of $172 thousand (50.6%). The increase in income tax expense is the result of higher pre-tax net income and a higher combined effective federal and state tax rate.The combined effective federal and state tax rates for the Bancorp was 13.8% for the three months ended March 31, 2020, compared to 13.3% for the three months ended March 31, 2019.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2019 remain unchanged.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, merger and acquisition activities, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2020, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)     Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

Item 1A.     Risk Factors

Not Applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the three months ended March 31, 2020 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2020 – January 31, 2020	-	N/A	-	48,828
February 1, 2020 – February 28, 2020	-	N/A	-	48,828
March 1, 2020 – March 31, 2020	-	N/A	-	48,828
	-	N/A	-	48,828

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
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2020, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: May 6, 2020	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: May 6, 2020	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer