Form 10-Q
period 2020-06-30
NORTHWEST INDIANA BANCORP
filed 2020-08-10
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2020 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                       Yes ☒           No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

There were 3,463,136 shares of the registrant’s Common Stock, without par value, outstanding at August 6, 2020.

NorthWest Indiana Bancorp

Index

		Page
		Number
PART I.	Financial Information

Item 1.	Unaudited Financial Statements and Notes	1

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

	Item 4. Controls and Procedures	41

PART II.	Other Information	42

SIGNATURES		43

EXHIBITS
	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.1 Section 1350 Certifications
	101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	June 30,
(Dollars in thousands)	2020	December 31,
	(unaudited)	2019
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$23,989	$20,964
Interest bearing deposits in other financial institutions	72,993	10,750
Federal funds sold	323	15,544

Total cash and cash equivalents	97,305	47,258

Certificates of deposit in other financial institutions	1,639	2,170

Securities available-for-sale	294,719	277,219
Loans held-for-sale	10,024	6,091
Loans receivable	981,902	906,869
Less: allowance for loan losses	(9,866)	(8,999)
Net loans receivable	972,036	897,870
Federal Home Loan Bank stock	3,918	3,912
Accrued interest receivable	4,284	4,029
Premises and equipment	28,905	29,407
Foreclosed real estate	634	1,083
Cash value of bank owned life insurance	30,374	30,017
Goodwill	11,109	11,109
Other assets	19,087	18,557

Total assets	$1,474,034	$1,328,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$262,001	$172,094
Interest bearing	1,015,633	982,276
Total	1,277,634	1,154,370
Repurchase agreements	17,159	11,499
Borrowed funds	12,000	14,000
Accrued expenses and other liabilities	22,060	14,750

Total liabilities	1,328,853	1,194,619

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: June 30, 2020 - 3,463,136 December 31, 2019 - 3,451,797	-
Additional paid-in capital	29,774	29,657
Accumulated other comprehensive income/(loss)	9,114	4,261
Retained earnings	106,293	100,185

Total stockholders' equity	145,181	134,103

Total liabilities and stockholders' equity	$1,474,034	$1,328,722

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans receivable
Real estate loans	$9,305	$9,653	$18,662	$18,401
Commercial loans	1,834	1,651	3,319	3,335
Consumer loans	158	181	345	292
Total loan interest	11,297	11,485	22,326	22,028
Securities	1,564	1,777	3,269	3,578
Other interest earning assets	44	143	179	285

Total interest income	12,905	13,405	25,774	25,891

Interest expense:
Deposits	1,380	2,011	3,444	3,683
Repurchase agreements	17	66	57	115
Borrowed funds	93	128	187	294

Total interest expense	1,490	2,205	3,688	4,092

Net interest income	11,415	11,200	22,086	21,799
Provision for loan losses	508	511	1,022	828

Net interest income after provision for loan losses	10,907	10,689	21,064	20,971

Noninterest income:
Gain on sale of loans held-for-sale, net	$2,464	$400	$3,617	$642
Fees and service charges	1,151	1,243	2,200	2,405
Gain on sale of securities, net	667	301	1,177	652
Wealth management operations	514	479	1,068	979
Increase in cash value of bank owned life insurance	188	179	357	342
Gain on sale of foreclosed real estate, net	43	13	103	40
Other	19	54	70	178
Total noninterest income	$5,046	$2,669	$8,592	$5,238

Noninterest expense:
Compensation and benefits	$5,371	$4,600	$10,588	$9,401
Occupancy and equipment	1,295	1,169	2,704	2,291
Data processing	532	351	1,088	1,947
Marketing	180	176	388	613
Federal deposit insurance premiums	159	177	355	268
Other	2,227	1,951	4,640	4,193
Total noninterest expense	$9,764	$8,424	$19,763	$18,713

Income before income tax expenses	6,189	4,934	9,893	7,496
Income tax expenses	1,126	911	1,638	1,251
Net income	$5,063	$4,023	$8,255	$6,245

Earnings per common share:
Basic	$1.46	$1.17	$2.39	$1.84
Diluted	$1.46	$1.17	$2.39	$1.84

Dividends declared per common share	$0.31	$0.31	$0.62	$0.61

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2020	2019	2020	2019

Net income	$5,063	$4,023	$8,255	$6,245

Net change in net unrealized gains on securities available-for-sale:
Unrealized gains arising during the period	1,207	3,584	7,319	7,766
Less: reclassification adjustment for gains included in net income	(667)	(301)	(1,177)	(652)
Net securities gain during the period	540	3,283	6,142	7,114
Tax effect	(112)	(690)	(1,289)	(1,488)
Net of tax amount	428	2,593	4,853	5,626

Other comprehensive income, net of tax	428	2,593	4,853	5,626

Comprehensive income, net of tax	$5,491	$6,616	$13,108	$11,871

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2019	$-	$11,927	$(2,796)	$92,333	$101,464

Comprehensive income:
Net income	-	-	-	2,222	2,222
Net unrealized gain on securities available-for-sale, net of reclassification and tax effects	-	-	3,033	-	3,033
Comprehensive income					5,255
Stock-based compensation expense	-	71	-	-	71
Issuance of 416,478 shares at $42.00 per share, for acquisition of AJS Bancorp, Inc		17,492			17,492
Cash dividends, $0.30 per share	-	-	-	(1,035)	(1,035)

Balance at March 31, 2019	$-	$29,490	$237	$93,520	$123,247

Comprehensive income:
Net income	-	-	-	4,023	4,023
Net unrealized gain on securities available-for-sale, net of reclassification and tax effects	-	-	2,593	-	2,593
Comprehensive income					6,616
Net surrender value of 1,245 restricted stock awards		(63)			(63)
Stock-based compensation expense	-	83	-	-	83
Cash dividends, $0.31 per share	-	-	-	(1,071)	(1,071)

Balance at June 30, 2019	$-	$29,510	$2,830	$96,472	$128,812

Balance at January 1, 2020	$-	$29,657	$4,261	$100,185	$134,103

Comprehensive income:
Net income	-	-	-	3,192	3,192
Net unrealized gain on securities available-for-sale, net of reclassification and tax effects	-	-	4,425	-	4,425
Comprehensive income					7,617
Net surrender value of 1,904 restricted stock awards		(85)			(85)
Stock-based compensation expense	-	94	-	-	94
Cash dividends, $0.31 per share	-	-	-	(1,074)	(1,074)

Balance at March 31, 2020	$-	$29,666	$8,686	$102,303	$140,655

Comprehensive income:
Net income	-	-	-	5,063	5,063
Net unrealized gain on securities available-for-sale, net of reclassification and tax effects	-	-	428	-	428
Comprehensive income					5,491
Stock-based compensation expense	-	108	-	-	108
Cash dividends, $0.31 per share	-	-	-	(1,073)	(1,073)

Balance at June 30, 2020	$-	$29,774	$9,114	$106,293	$145,181

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,255	$6,245
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(114,170)	(29,585)
Sale of loans originated for sale	113,362	29,252
Depreciation and amortization, net of accretion	2,186	1,516
Amortization of mortgage servicing rights	32	33
Stock based compensation expense	202	154
Net surrender value of restricted stock awards	(85)	(63)
Gain on sale of securities, net	(1,177)	(652)
Gain on sale of loans held-for-sale, net	(3,617)	(642)
Gain on interest rate lock derivative	298	-
Gain on sale of foreclosed real estate, net	(103)	(40)
Provision for loan losses	1,022	828
Net change in:
Interest receivable	(255)	(499)
Other assets	(1,657)	(3,567)
Accrued expenses and other liabilities	7,303	2,661
Total adjustments	3,341	(604)
Net cash - operating activities	11,596	5,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from maturities and (purchases) of certificates of deposits in other financial institutions	531	54
Proceeds from maturities and pay downs of securities available-for-sale	31,409	11,747
Proceeds from sales of securities available-for-sale	35,098	30,281
Purchase of securities available-for-sale	(77,506)	(48,347)
Net change in loans receivable	(75,211)	(42,336)
Purchase of Federal Home Loan Bank Stock	(6)	59
Purchase of premises and equipment, net	(866)	(962)
Proceeds from sale of foreclosed real estate, net	575	514
Cash and cash equivalents from acquisition activity, net	-	52,560
Change in cash value of bank owned life insurance	(357)	(343)
Net cash - investing activities	(86,333)	3,227

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	123,264	53,109
Repayment of FHLB advances	(2,000)	(25,000)
Change in other borrowed funds	5,660	9,000
Dividends paid	(2,140)	(1,944)
Net cash - financing activities	124,784	35,165
Net change in cash and cash equivalents	50,047	44,033
Cash and cash equivalents at beginning of period	47,258	17,139
Cash and cash equivalents at end of period	$97,305	$61,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,802	$4,112
Income taxes	-	650
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$-	$172,925
Value of goodwill and other intangible assets	-	5,856
Fair value of liabilities assumed	-	145,546
Cash paid for acquisition	-	15,743
Issuance of common stock for acquisition	-	17,492
Noncash activities:
Transfers from loans to foreclosed real estate	$23	$193

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp” or “NWIN”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, Columbia Development Company, LLC. Peoples Bank (formerly known as “Peoples Bank SB”) was an Indiana-chartered stock savings bank until its conversion to an Indiana-chartered commercial bank effective May 22, 2020. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2020, and December 31, 2019, and the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2020, and 2019, and consolidated statements of cash flows and changes in stockholders’ equity for the six months ended June 30, 2020, and 2019. The income reported for the six month period ended June 30, 2020, is not necessarily indicative of the results to be expected for the full year.

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

Currently, the Bancorp does not expect COVID-19 to affect its ability to account for the assets on its balance sheet in a timely manner; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Bancorp does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

The Bancorp is working with customers directly affected by COVID-19 in a discliplined manner. The Bancorp is prepared to offer short-term assistance in accordance with regulatory guidelines for those customers specifically facing financial hardships due to the pandemic. As a result of the current economic environment caused by the COVID-19 virus, the Bancorp is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Bancorp could experience further increases in its required allowance for loan loss and record additional provision for loan loss expense. It is possible that the Bancorp’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

In addition, COVID-19 could cause a further and sustained decline in the Bancorp’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill and intangible asset impairment tests and result in an impairment charge being recorded for that period. In the event that the Bancorp concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. Details on goodwill impairment testing can be found in Note 7, Intangibles and Acquisition Related Accounting.

Note 3 - Acquisition Activity

On January 24, 2019, the Bancorp completed its previously announced acquisition of AJS Bancorp, Inc., a Maryland corporation (“AJSB”), pursuant to an Agreement and Plan of Merger dated July 30, 2018 between the Bancorp and AJSB (the “AJSB Merger Agreement”). Pursuant to the terms of the AJSB Merger Agreement, AJSB merged with and into NWIN, with NWIN as the surviving corporation. Simultaneously with the AJSB Merger, A.J. Smith Federal Savings Bank, a federally chartered savings bank and wholly-owned subsidiary of AJSB, merged with and into Peoples Bank, with Peoples Bank as the surviving bank.

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

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2020
Money market fund	$21,457	$-	$-	$21,457
Collateralized mortgage obligations and residential mortgage-backed securities	129,789	4,284	-	134,073
Municipal securities	129,754	8,622	(2)	138,374
Collateralized debt obligations	2,191	-	(1,376)	815
Total securities available-for-sale	$283,191	$12,906	$(1,378)	$294,719

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2019
Money market fund	$9,670	$-	$-	$9,670
U.S. government sponsored entities	12,994	64	-	13,058
Collateralized mortgage obligations and residential mortgage-backed securities	149,339	1,745	(96)	150,988
Municipal securities	97,628	4,844	(45)	102,427
Collateralized debt obligations	2,202	-	(1,126)	1,076
Total securities available-for-sale	$271,833	$6,653	$(1,267)	$277,219

The estimated fair value of available-for-sale debt securities at June 30, 2020, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
June 30, 2020	Value	Yield (%)
Due in one year or less	$21,457	0.11
Due from one to five years	3,134	4.79
Due from five to ten years	9,857	4.00
Due over ten years	126,198	3.55
Collateralized mortgage obligations and residential mortgage-backed securities	134,073	2.31
Total	$294,719	2.76

Sales of available-for-sale securities were as follows for the six months ended:

	(Dollars in thousands)
	June 30,	June 30,
	2020	2019

Proceeds	$35,098	$30,281
Gross gains	1,237	733
Gross losses	(60)	(81)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2019	$4,261
Current period change	4,853
Ending balance, June 30, 2020	$9,114

Securities with carrying values of approximately $116.8 million and $65.5 million were pledged as of June 30, 2020 and December 31, 2019, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at June 30, 2020, and December 31, 2019, not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2020
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	-	-	-	-
Municipal securities	1,088	(2)	-	-	1,088	(2)
Collateralized debt obligations	-	-	815	(1,376)	815	(1,376)
Total temporarily impaired	$1,088	$(2)	$815	$(1,376)	$1,903	$(1,378)
Number of securities		2		2		4

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
U.S. government sponsored entities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations and residential mortgage-backed securities	8,859	(31)	15,065	(65)	23,924	(96)
Municipal securities	4,367	(45)	-	-	4,367	(45)
Collateralized debt obligations	-	-	1,076	(1,126)	1,076	(1,126)
Total temporarily impaired	$13,226	$(76)	$16,141	$(1,191)	$29,367	$(1,267)
Number of securities		11		17		28

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

Note 5 - Loans Receivable

Loans receivable are summarized below:

(Dollars in thousands)
	June 30, 2020	December 31, 2019
Loans secured by real estate:
Residential real estate	$284,703	$299,569
Home equity	46,254	49,118
Commercial real estate	286,122	283,108
Construction and land development	92,982	87,710
Multifamily	56,070	51,286
Farmland	221	227
Total loans secured by real estate	766,352	771,018
Commercial business	181,984	103,222
Consumer	522	627
Manufactured homes	17,806	13,285
Government	13,729	15,804
Subtotal	980,393	903,956
Less:
Net deferred loan origination fees	1,411	2,934
Undisbursed loan funds	98	(21)
Loans receivable	$981,902	$906,869

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2020:

Allowance for loan losses:
Residential real estate	$1,828	$(2)	$4	$(122)	$1,708
Home equity	246	-	-	(15)	231
Commercial real estate	3,693	(80)	-	99	3,712
Construction and land development	1,223	(17)	-	(5)	1,201
Multifamily	562	-	-	47	609
Farmland	-	-	-	-	-
Commercial business	1,901	(78)	16	536	2,375
Consumer	42	(1)	5	(16)	30
Manufactured homes	-	-	-	-	-
Government	16	-	-	(16)	-
Total	$9,511	$(178)	$25	$508	$9,866

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2019:

Allowance for loan losses:
Residential real estate	$1,680	$(18)	$4	$(6)	$1,660
Home equity	194	-	2	6	202
Commercial real estate	3,485	-	-	44	3,529
Construction and land development	777	-	-	29	806
Multifamily	434	-	-	19	453
Farmland	-	-	-	-	-
Commercial business	1,391	-	10	116	1,517
Consumer	254	(7)	6	303	556
Manufactured homes	-	-	-	-	-
Government	21	-	-	-	21
Total	$8,236	$(25)	$22	$511	$8,744

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2020:

Allowance for loan losses:
Residential real estate	$1,812	$(2)	$10	$(112)	$1,708
Home equity	223	-	-	8	231
Commercial real estate	3,773	(80)	-	19	3,712
Construction and land development	1,098	(17)	-	120	1,201
Multifamily	529	-	-	80	609
Farmland	-	-	-	-	-
Commercial business	1,504	(78)	17	932	2,375
Consumer	43	(13)	8	(8)	30
Manufactured homes	-	-	-	-	-
Government	17	-	-	(17)	-
Total	$8,999	$(190)	$35	$1,022	$9,866

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2019:

Allowance for loan losses:
Residential real estate	$1,715	$(66)	$18	$(7)	$1,660
Home equity	202	-	2	(2)	202
Commercial real estate	3,335	-	-	194	3,529
Construction and land development	756	-	-	50	806
Multifamily	472	-	-	(19)	453
Farmland	-	-	-	-	-
Commercial business	1,362	-	16	139	1,517
Consumer	82	(25)	9	490	556
Manufactured homes	-	-	-	-	-
Government	38	-	-	(17)	21
Total	$7,962	$(91)	$45	$828	$8,744

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as an origination cost to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $2.7 million and $1.9 million as of June 30, 2020 and December 31, 2019, respectively, and is included in net deferred loan origination costs.

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at June 30, 2020:

Residential real estate	$130	$1,578	$284,563	$794	$1,470	$282,299
Home equity	-	231	46,312	230	142	45,940
Commercial real estate	15	3,697	286,122	1,110	152	284,860
Construction and land development	-	1,201	92,982	-	-	92,982
Multifamily	-	609	56,070	112	656	55,302
Farmland	-	-	221	-	-	221
Commercial business	337	2,038	178,863	1,103	1,154	176,606
Consumer	-	30	522	-	-	522
Manufactured homes	-	-	22,518	-	-	22,518
Government	-	-	13,729	-	-	13,729
Total	$482	$9,384	$981,902	$3,349	$3,574	$974,979

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2019:

Residential real estate	$10	$1,802	$299,333	$642	$1,581	$297,110
Home equity	4	219	49,181	221	216	48,744
Commercial real estate	-	3,773	283,108	1,078	487	281,543
Construction and land development	-	1,098	87,710	-	-	87,710
Multifamily	-	529	51,286	129	673	50,484
Farmland	-	-	227	-	-	227
Commercial business	152	1,352	103,088	1,041	1,150	100,897
Consumer	-	43	627	-	-	627
Manufactured homes	-	-	16,505	-	-	16,505
Government	-	17	15,804	-	-	15,804
Total	$166	$8,833	$906,869	$3,111	$4,107	$899,651

The Bancorp's credit quality indicators are summarized below at June 30, 2020, and December 31, 2019:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	June 30, 2020
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$660	$113,209	$101,700	$13,550	$47,117	$3,164	$5,163	$284,563
Home equity	120	6,371	37,894	121	743	565	498	46,312
Commercial real estate	-	2,123	71,620	146,373	56,102	6,731	3,173	286,122
Construction and land development	-	1,087	28,609	50,274	13,012	-	-	92,982
Multifamily	-	757	17,409	31,844	5,018	501	541	56,070
Farmland	-	-	-	-	221	-	-	221
Commercial business	5,256	99,733	16,920	36,300	17,723	1,851	1,080	178,863
Consumer	55	-	467	-	-	-	-	522
Manufactured homes	4,712	2,146	14,663	180	817	-	-	22,518
Government	-	1,775	10,294	1,660	-	-	-	13,729
Total	$10,803	$227,201	$299,576	$280,302	$140,753	$12,812	$10,455	$981,902

	December 31, 2019
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$827	$119,138	$104,153	$13,463	$53,058	$4,203	$4,491	$299,333
Home equity	100	6,536	40,027	264	934	813	507	49,181
Commercial real estate	-	2,030	82,158	135,058	56,917	5,380	1,565	283,108
Construction and land development	-	719	26,900	45,751	14,340	-	-	87,710
Multifamily	-	903	18,107	26,800	4,674	-	802	51,286
Farmland	-	-	-	-	227	-	-	227
Commercial business	8,312	13,158	19,638	39,016	20,009	2,228	727	103,088
Consumer	90	-	537	-	-	-	-	627
Manufactured homes	3,221	2,413	9,825	184	862	-	-	16,505
Government	-	1,889	11,505	2,410	-	-	-	15,804
Total	$12,550	$146,786	$312,850	$262,946	$151,021	$12,624	$8,092	$906,869

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

During the first six months of 2020, one commercial real estate loan totaling $148 thousand, one residential loan totaling $52 thousand and one home equity loan totaling $24 thousand were renewed as a troubled debt restructuring. One commercial business trouble debt restructuring loan totaling $294 thousand has subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp’s individually evaluated impaired loans are summarized below:

				For the six months ended
	As of June 30, 2020			June 30, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,077	$3,459	$-	$2,107	$49
Home equity	372	392	-	384	9
Commercial real estate	1,096	1,682	-	1,379	47
Construction and land development	-	-	-	-	-
Multifamily	768	850	-	784	14
Farmland	-	-	-	-	-
Commercial business	1,463	1,517	-	1,588	40
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$187	$187	$130	$107	$1
Home equity	-	-	-	5	-
Commercial real estate	166	166	15	67	1
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	794	794	337	676	19
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,264	$3,646	$130	$2,214	$50
Home equity	$372	$392	$-	$389	$9
Commercial real estate	$1,262	$1,848	$15	$1,446	$48
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$768	$850	$-	$784	$14
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,257	$2,311	$337	$2,264	$59
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the six months ended
	As of December 31, 2019			June 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,140	$3,555	$-	$1,813	$31
Home equity	429	451	-	344	3
Commercial real estate	1,547	2,141	-	1,655	33
Construction & land development	-	-	-	-	-
Multifamily	802	884	-	472	3
Farmland	-	-	-	-	-
Commercial business	1,814	1,906	-	1,967	43
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$83	$83	$10	$159	$2
Home equity	8	8	4	59	1
Commercial real estate	18	18	-	478	-
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	377	377	152	145	-
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,223	$3,638	$10	$1,972	$33
Home equity	$437	$459	$4	$403	$4
Commercial real estate	$1,565	$2,159	$-	$2,133	$33
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$802	$884	$-	$472	$3
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,191	$2,283	$152	$2,112	$43
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
June 30, 2020
Residential real estate	$4,741	$1,055	$3,524	$9,320	$275,243	$284,563	$343
Home equity	266	207	389	862	45,450	46,312	49
Commercial real estate	1,693	1,344	1,447	4,484	281,638	286,122	1,194
Construction and land development	672	-	-	672	92,310	92,982	-
Multifamily	-	274	170	444	55,626	56,070	-
Farmland	-	-	-	-	221	221	-
Commercial business	426	150	847	1,423	177,440	178,863	318
Consumer	9	-	-	9	513	522	-
Manufactured homes	308	293	-	601	21,917	22,518	-
Government	-	-	-	-	13,729	13,729	-
Total	$8,115	$3,323	$6,377	$17,815	$964,087	$981,902	$1,904

December 31, 2019
Residential real estate	$3,486	$1,332	$3,724	$8,542	$290,791	$299,333	$452
Home equity	90	24	388	502	48,679	49,181	19
Commercial real estate	1,461	170	719	2,350	280,758	283,108	61
Construction and land development	143	289	-	432	87,278	87,710	-
Multifamily	140	-	160	300	50,986	51,286	-
Farmland	-	-	-	-	227	227	-
Commercial business	926	583	870	2,379	100,709	103,088	288
Consumer	-	-	-	-	627	627	-
Manufactured homes	63	36	46	145	16,360	16,505	46
Government	-	-	-	-	15,804	15,804	-
Total	$6,309	$2,434	$5,907	$14,650	$892,219	$906,869	$866

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)

	June 30, 2020	December 31, 2019
Residential real estate	$5,135	$4,374
Home equity	464	473
Commercial real estate	253	658
Construction and land development	-	-
Multifamily	541	420
Farmland	-	-
Commercial business	1,015	582
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$7,408	$6,507

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At June 30, 2020, total purchased credit impaired loans with unpaid principal balances totaled $5.7 million with a recorded investment of $3.6 million. At December 31, 2019, purchased credit impaired loans with unpaid principal balances totaled $6.3 million with a recorded investment of $4.1 million.

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the six months ended June 30, is as follows:

(dollars in thousands)	First Personal
2019	$90
2020	57

Accretable interest taken from the purchase credit impaired portfolio, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal
2020	43
2021	21
Total	$64

For the acquisitions of First Federal Savings & Loan (“First Federal”), Liberty Savings Bank (“Liberty Savings”), First Personal Bank (“First Personal”), and A.J. Smith Federal Savings Bank (“AJ Smith”), as part of the fair value of loans receivable, a net fair value discount was established for loans as summarized below:

(dollars in thousands)	First Federal		Liberty Savings		First Personal		AJSB
	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months
Residential real estate	$1,062	59	$1,203	44	$948	56	$3,734	52
Home equity	44	29	5	29	51	50	141	32
Commercial real estate	-	-	-	-	208	56	8	9
Construction and land development	-	-	-	-	1	30	-	-
Multifamily	-	-	-	-	11	48	2	48
Consumer	-	-	-	-	146	50	1	5
Commercial business	-	-	-	-	348	24	-	-
Purchased credit impaired loans	-	-	-	-	424	32	-	-
Total	$1,106		$1,208		$2,137		$3,886

Accretable yield, or income recorded for the six months ended June 30, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJSB	Total
2019	$22	$42	$357	$451	$872
2020	-	-	285	691	$975

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal	AJSB	Total
2020	$162	$347	$509
2021	311	694	1,005
2022	300	694	994
2023	68	287	355
Total	$841	$2,022	$2,863

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	June 30, 2020	December 31, 2019
Residential real estate	$524	$957
Commercial real estate	110	126
Total	$634	$1,083

Note 7 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $11.1 million with the acquisitions of AJSB, First Personal, First Federal, and Liberty Savings. Goodwill of $2.9 million, $5.4 million, $2.0 million, and $804 thousand were established with the acquisition of AJSB, First Personal, First Federal, and Liberty Savings, respectively. Goodwill is tested annually for impairment, or when circumstances or events are deemed significant enough to test for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. As a result of the COVID-19 outbreak, and its broad effects on the economy, the Bancorp deemed it necessary to perform an interim impairment test of goodwill as of June 30, 2020. As part of the impairment test, the Bancorp enlisted a third party expert to perform a goodwill valuation analysis. The analysis showed the implied fair value of goodwill was higher than its carrying value and no impairment was necessary for the six months ended June 30, 2020. Goodwill totaled $11.1 million as of June 30, 2020, and December 31, 2019.

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

Amortization recorded for the six months ended June 30, 2020 is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJSB	Total
Current period	$6	$29	$238	$224	$497

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJSB	Total
Remainder 2020	6	29	238	224	497
2021	12	58	475	449	994
2022	1	58	475	449	983
2023	-	38	475	449	962
2024	-	-	470	449	919
2025	-	-	-	261	261
2026	-	-	-		-
Total	$19	$183	$2,133	$2,281	$4,616

For the AJSB acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $174 thousand that is being amortized over 14 months on a straight line basis. Approximately $34 thousand of amortization was taken as income during the six months ended June 30, 2020. The fair market premium on the certificates of deposit has fully amortized as of June 30, 2020.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2020, and 2019 are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2020	2019	2020	2019
Basic earnings per common share:
Net income as reported	$5,063	$4,023	$8,255	$6,245
Weighted average common shares outstanding	3,463,136	3,451,961	3,460,820	3,397,872
Basic earnings per common share	$1.46	$1.17	$2.39	$1.84
Diluted earnings per common share:			-
Net income as reported	$5,063	$4,023	$8,255	$6,245
Weighted average common shares outstanding	3,463,136	3,451,961	3,460,820	3,397,872
Weighted average common and dilutive potential common shares outstanding	3,463,136	3,451,961	3,460,820	3,397,872
Diluted earnings per common share	$1.46	$1.17	$2.39	$1.84

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the six months ended June 30, 2020, stock based compensation expense of $202 thousand was recorded, compared to $154 thousand for the six months ended June 30, 2019. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $794 thousand through 2023 with an additional $215 thousand in 2020, $339 thousand in 2021, $209 thousand in 2022, and $31 thousand in 2023.

There were no incentive stock options granted during the first six months of 2020 or 2019. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. At June 30, 2020, there were no outstanding incentive stock options.

There were 13,243 shares of restricted stock granted during the first six months of 2020 compared to 7,407 shares granted during the first six months of 2019. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the year ended December 31, 2019, and six months ended June 30, 2020, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	27,423	$32.58
Granted	7,407	43.00
Vested	(4,625)	29.37
Forfeited	-	-
Non-vested at December 31, 2019	30,205	$35.63

Non-vested at January 1, 2020.	30,205	$35.63
Granted	13,243	44.30
Vested	(6,400)	27.50
Forfeited	-	-
Non-vested at June 30, 2020	37,048	$40.13

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

 The following table shows the amounts of non-hedging derivative financial instruments:

June 30, 2020
	Notational or	Asset derivatives		Liability derivatives
(Dollars in thousands)	contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$38,866	Other assets	$3,778	Other liabilties	$3,778
Interest rate lock commitments	35,904	Other assets	485	N/A	-
Total	$74,770		$4,263		$3,778

December 31, 2019
	Notational or	Asset derivatives		Liability derivatives
(Dollars in thousands)	contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$29,466	Other assets	$1,358	Other liabilties	$1,358
Interest rate lock commitments	12,822	Other assets	186	N/A	-
Total	$42,288		$1,544		$1,358

   The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Six Months Ended
		June 30,
(Dollars in thousands)	Statement of Income Classification	2020	2019
Interest rate swap contracts	Other income	$231	$338
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	298	-
Total		$529	$338

   The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2020
Interest rate swap contracts	$3,778	$-	$3,778	$-	$-	$3,778
Interest rate lock commitments	485	-	485	-	-	485
Total	$4,263	$-	$4,263	$-	$-	$4,263

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2019
Interest rate swap contracts	$1,358	$-	$1,358	$-	$-	$1,358
Interest rate lock commitments	186	-	186	-	-	186
Total	$1,544	$-	$1,544	$-	$-	$1,544

   The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2020
Interest rate swap contracts	$3,778	$-	$3,778	$-	$3,660	$118
Total	$3,778	$-	$3,778	$-	$3,660	$118

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2019
Interest rate swap contracts	$1,358	$-	$1,358	$-	$2,290	$(932)
Total	$1,358	$-	$1,358	$-	$2,290	$(932)

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its pooled trust preferred securities. The analysis is performed semi-annually during June and December and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with GAAP. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the semi-annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. Based on current market conditions and a review of the trustee reports, management performed an analysis of the pooled trust preferred securities and no additional impairment was taken at June 30, 2020. A specialist will be used to review all pooled trust preferred securities again at December 31, 2020.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in Thousands)
Collateralized
debt obligations
other-than-temporary
(Dollars in thousands)	impairment
Ending balance, December 31, 2019	$173
Additions not previously recognized	-
Ending balance, June 30, 2020	$173

At June 30,2020, trust preferred securities with a cost basis of $2.2 million continue to be in “payment in kind” status. These trust preferred securities classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these trust preferred securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2020. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2020, Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$21,457	$21,457	$-	$-
residential mortgage-backed securities	134,073	-	134,073	-
Municipal securities	138,374	-	138,374	-
Collateralized debt obligations	815	-	-	815
Total securities available-for-sale	$294,719	$21,457	$272,447	$815

		Fair Value Measurements at December 31, 2019, Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$9,670	$9,670	$-	$-
U.S. government sponsored entities	13,058	-	13,058	-
Collateralized mortgage obligations and residential mortgage-backed securities	150,988	-	150,988	-
Municipal securities	102,427	-	102,427	-
Collateralized debt obligations	1,076	-	-	1,076
Total securities available-for-sale	$277,219	$9,670	$266,473	$1,076

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2019	$2,049
Principal payments	(38)
Total unrealized gains, included in other comprehensive income	52
Transfers in and/or (out) of Level 3	(987)
Ending balance, December 31, 2019	$1,076

Beginning balance, January 1, 2020	$1,076
Principal payments	(11)
Total unrealized losses, included in other comprehensive income	(250)
Sale out of Level 3	-
Ending balance, June 30, 2020	$815

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2020, Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$6,441	$-	$-	$6,441
Foreclosed real estate	634	-	-	634

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2019, Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,052	$-	$-	$7,052
Foreclosed real estate	1,083	-	-	1,083

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $6.9 million and the related specific reserves totaled approximately $482 thousand, resulting in a fair value of impaired loans totaling approximately $6.4 million, at June 30, 2020. The recorded investment of impaired loans was approximately $7.2 million and the related specific reserves totaled approximately $166 thousand, resulting in a fair value of impaired loans totaling approximately $7.1 million, at December 31, 2020. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	June 30, 2020		Estimated Fair Value Measurements at June 30, 2020 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$97,305	$97,305	$97,305	$-	$-
Certificates of deposit in other financial institutions	1,639	1,614	-	1,614	-
Securities available-for-sale	294,719	294,719	21,457	272,447	815
Loans held-for-sale	10,024	10,311	10,311	-	-
Loans receivable, net	972,036	989,824	-	-	989,824
Federal Home Loan Bank stock	3,918	3,918	-	3,918	-
Interest rate swap agreements	3,778	3,778	-	3,778	-
Accrued interest receivable	4,284	4,284	-	4,284	-

Financial liabilities:
Non-interest bearing deposits	262,001	262,001	262,001	-	-
Interest bearing deposits	1,015,633	1,016,961	720,953	296,008	-
Repurchase agreements	17,159	17,166	15,425	1,741	-
Borrowed funds	12,000	12,140	-	12,140	-
Interest rate swap agreements	3,778	3,778	-	3,778	-
Accrued interest payable	65	65	-	65	-

	December 31, 2019		Estimated Fair Value Measurements at December 31, 2019 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$47,258	$47,258	$47,258	$-	$-
Certificates of deposit in other financial institutions	2,170	2,137	-	2,137	-
Securities available-for-sale	277,219	277,219	9,670	266,473	1,076
Loans held-for-sale	6,091	6,204	6,204	-	-
Loans receivable, net	897,870	917,174	-	-	917,174
Federal Home Loan Bank stock	3,912	3,912	-	3,912	-
Interest rate swap agreements	1,358	1,358	-	1,358	-
Accrued interest receivable	4,029	4,029	-	4,029	-

Financial liabilities:
Non-interest bearing deposits	172,094	172,094	172,094	-	-
Interest bearing deposits	982,276	982,241	654,573	327,668	-
Repurchase agreements	11,499	11,499	9,721	1,778	-
Borrowed funds	14,000	14,108	-	14,108	-
Interest rate swap agreements	1,358	1,358	-	1,358	-
Accrued interest payable	179	179	-	179	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended June 30, 2020 and December 31, 2019:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bank (which was formerly known as Peoples Bank SB) converted from an Indiana-chartered stock savings bank to an Indiana-chartered commercial bank effective May 22, 2020. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2020, as compared to December 31, 2019, and the results of operations for the quarter and six months ending June 30, 2020, and June 30, 2019. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

At June 30, 2020, the Bancorp had total assets of $1.5 billion, total loans receivable of $981.9 million and total deposits of $1.3 billion. Stockholders' equity totaled $145.2 million or 9.85% of total assets, with a book value per share of $41.92. Net income for the quarter ended June 30,2020, was $5.1 million, or $1.46 earnings per common share for both basic and diluted calculations. For the quarter ended June 30, 2020, the return on average assets (ROA) was 1.42%, while the return on average stockholders’ equity (ROE) was 14.32%. Net income for the six months ended June 30, 2020, was $8.3 million, or $2.39 earnings per common share for both basic and diluted calculations. For the six months ended June 30, 2020, the ROA was 1.20%, while the ROE was 11.90%.

Recent Developments

COVID-19

In December 2019, COVID-19 was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. While many of these measures have been lifted or eased since the beginning of the pandemic, the pandemic resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak,the stock markets have experienced high levels of volatility and, in particular, many bank stocks have declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality, restaurant, and retail industries.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened in our market areas.

As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a significant effect on our business, financial condition, liquidity, and results of operations:

●	Demand for our products and services may decline, making it difficult to grow assets and income.

●

If the economies in the Bank’s market areas are unable to fully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased provisions for loan losses, charge-offs, and reduced income.

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

●	A material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend.

●	Our wealth management revenues may decline with continuing market volatility.

●	We rely on third party vendors for certain critical services, and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on the Bank.

●	FDIC premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with the Bancorp and the Bank for many years. The Bancorp has put in place measures such as remote work to protect the health and safety of our employees. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. However, the Bancorp has an appropriate emergency succession plan in place, which is reviewed and approved annually by the Bancorp’s Board of Directors.

Any one or a combination of the factors identified above may remain prevalent for a significant period of time and could negatively impact our business, financial condition, and results of operations and prospects even after the COVID-19 outbreak has subsided.

The extent to which the COVID-19 outbreak impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can fully resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of the virus’s regional, national, and global economic impact, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or may occur in the future.

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

Impacts of COVID-19

The COVID-19 pandemic began to impact the Bancorp’s operations during March 2020, and as of the date of this report, continues to influence operating decisions. In response to the pandemic, the Bancorp’s management implemented the following policy actions:

●

Participating in the U.S. Small Business Administration’s Paycheck Protection Program (PPP), a program initiated to help small businesses maintain their workforce during the pandemic. As of June 30, 2020, the Bancorp approved 773 applications totaling $91.5 million, with an average loan size of approximately $118,000. These loans will help local business owners retain 10,744 employees based on the borrower’s application. The Bancorp’s SBA lender fee is averaging approximately 3.80% for this program, and fees will be earned over the life of the associated loan. .

●

Prudently helping borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Consistent with regulatory guidance, the Bancorp will consider, and has been deferring or modifying its loan customer’s repayment obligation if their cash flow has been negatively impacted by the pandemic. The Bancorp’s management anticipates that additional borrower deferral and modification requests will continue during the remainder of 2020. Loans modified to interest only payment or full payment deferral as part of the effects of COVID-19 as of June 30, 2020, are as follows:

(Dollars in thousands)	(Unaudited)
As of June 30, 2020	Mortgage loans		Commercial Loans
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Interest only payment	90	$10,975	95	$42,259
Full payment deferral	8	653	41	27,220
Total $	98	$11,628	136	$69,479

●

Commercial real estate loans are one of the Bancorp’s primary loan concentrations. Key loan data for commercial real estate loans secured by restaurants, hotels, and retail non-owner occupied properties indicate a strong weighted average loan-to-value and debt service coverage. As of June 30, 2020, commercial real estate loans secured by restaurants represented 5% of the commercial real estate, construction and land development, and multifamily loan portfolio, of which is comprised of 47% quick service and fast casual loans balances, and had a weighted average debt coverage ratio of 1.60 and loan to value of 50%. As of June 30, 2020, commercial real estate loans secured by hotels represented 5% of the commercial real estate, construction and land development, and multifamily loan portfolio, of which is comprised of 88% flagged hotel loan balances, and had a weighted average debt coverage ratio of 1.46 and loan to value of 59%. As of June 30, 2020, commercial real estate loans secured by retail non-owner occupied properties represented 13% of the commercial real estate, construction and land development, and multifamily loan portfolio and had a weighted average debt coverage of 1.48 and loan to value of 51%.

●	Maintaining a strong liquidity position to support funding demand. The Bancorp has sufficient on balance sheet liquidity and contingent liquidity sources to meet funding demand.

●	Implementing remote working policies for the Bancorp’s workforce. 142 employees or 50% of the workforce have been provided remote work capabilities to support social distancing measures.

●

Keeping the Bancorp’s 22 banking centers open during the pandemic. To ensure banking processes run efficiently, drive-ups are open and fully functional, and a wide range of digital banking options are available. All banking centers lobbies are also available to serve customers, however we are requesting that they make appointments via the Bank’s website to help us adhere to social distancing guidelines.

U.S. Small Business Administration Paycheck Protection Program

The Bank has participated in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), which was initiated on April 3, 2020 in order to help small businesses maintain their workforce during the COVID-19 pandemic. The Bank began accepting applications from qualified business customers immediately upon the initiation of the PPP. Under the PPP, borrowers who use the funds for payroll and certain other expenses are eligible to have the loan balances forgiven by the SBA. Applications for forgiveness can be submitted to the Bank beginning eight weeks after loan disbursement. The PPP loans carry a fixed interest rate of 1.0% and a term of two years (for loans made before June 5, 2020) or five years (for loans made on or after June 5, 2020), if not forgiven, in whole or in part, and are 100% guaranteed by the SBA. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the Bank or the date that is six months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. As of June 30, 2020, the Bank approved 773 applications totaling $91.5 million in loan requests, with an average loan size of approximately $118,000. The Bank began closing and funding PPP loans late during the week of April 6, 2020. These loans are expected to help local business owners retain 10,744 employees. We expect the majority of the PPP loans we have originated to qualify for and receive forgiveness from the SBA by December 31, 2020. This expectation is subject to change due to borrower behavior, changing SBA requirements and processes related to loan forgiveness, and other relevant factors. The Bank is a certified SBA lender and was one of the first local banks to fund loans under the PPP. The PPP has been extended until August 8, 2020, and may be extended again. The Bank may have additional PPP loan originations in the third quarter of 2020, but not likely at the pace experienced in the second quarter of 2020.

SBA Loan Subsidy Program

Pursuant to the CARES Act, Section 1112, Congress has determined that all existing borrowers under the SBA Section 7(a) program are adversely affected by COVID-19, and are therefore entitled to a subsidy in the form of relief payments. Specifically, the CARES Act provides that the SBA will pay the principal and interest on any existing and current SBA 7(a) loan for a period of six months. These principal and interest payments will be made by the SBA directly to the SBA 7(a) lender and will begin with the next payment due. The Bancorp is a qualified SBA Section 7(a) lender, and is participating in the Section 1112 program. As of June 30, 2020, the Bancorp had 49 loans eligible for the program, with an aggregate principal amount of $6.7 million. Payments under the program will not constitute new loans for the Bancorp, but simply payments of principal and interest on loans that already exist in the Bancorp’s SBA 7(a) loan portfolio and are current on borrower payments. The Bancorp received its first tranche of payments under the program on April 30, 2020, and expects to receive subsequent payments from the SBA by the 25th of each month thereafter until the expiration of the six-month program period.

Financial Condition

During the six months ended June 30, 2020, total assets increased by $145.3 million (10.9%), with interest-earning assets increasing by $143.0 million (11.7%). At June 30, 2020, interest-earning assets totaled $1.4 billion compared to $1.2 billion at December 31, 2019. Earning assets represented 92.6% of total assets at June 30, 2020 and 92.0% of total assets at December 31, 2019. The increase in total assets and interest earning assets for the six months was primarily the result of the Bancorp’s participation in the PPP.

Net loans receivable totaled $981.9 million at June 30, 2020, compared to $906.9 million at December 31, 2019. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp continues to review its loan pipelines and credit product specifications in anticipation of the significant declines in economic activity and employment from the COVID-19 global pandemic. As a result of this review, management believes the Bancorp’s loan portfolio and current pipelines are well-positioned to withstand the current effects of the pandemic and address the needs of the Bancorp’s customers

The Bancorp’s end-of-period loan balances were as follows:

	June 30,
	2020		December 31,
(Dollars in thousands)	(unaudited)		2019
	Balance	% Loans	Balance	% Loans

Residential real estate	$284,563	29.0%	$299,333	33.0%
Home equity	46,312	4.7%	49,181	5.4%
Commercial real estate	286,122	29.1%	283,108	31.2%
Construction and land development	92,982	9.5%	87,710	9.7%
Multifamily	56,070	5.7%	51,286	5.7%
Farmland	221	0.0%	227	0.0%
Consumer	522	0.1%	627	0.1%
Commercial business	178,863	18.2%	103,088	11.4%
Manufactured homes	22,518	2.3%	16,505	1.8%
Government	13,729	1.4%	15,804	1.7%
Loans receivable	$981,902	100.0%	$906,869	100.0%

Adjustable rate loans / loans receivable	$496,505	50.6%	$504,941	55.7%

	June 30,
	2020	December 31,
	(unaudited)	2019

Loans receivable to total assets	66.6%	68.3%
Loans receivable to earning assets	71.9%	74.2%
Loans receivable to total deposits	76.9%	78.6%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the six months ended June 30, 2020, the Bancorp originated $114.2 million in new fixed rate mortgage loans for sale, compared to $29.6 million during the six months ended June 30, 2019. The increase in originations of these fixed rate mortgage loans was due to the low interest rate environment, and customer preferences to refinance existing mortgages to lower rates. Net gains realized from the mortgage loan sales totaled $3.6 million for the six months ended June 30, 2020, compared to $642 thousand for the six months ended June 30, 2019. At June 30,2020, the Bancorp had $10.0 million in loans that were classified as held for sale, compared to $6.1 million at December 31, 2019.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At June 30, 2020, non-performing loans that remained accruing and more than 90 days past due include six commercial real estate loans totaling $1.2 million, five residential real estate loans totaling $343 thousand, two commercial business totaling $318 thousand, and one home equity loan totaling $49 thousand. The Bancorp will leave notes accruing, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	June 30, 2020 (unaudited)	December 31, 2019
Residential real estate	$5,478	$4,826
Home equity	513	492
Commercial real estate	1,447	719
Construction and land development	-	-
Multifamily	541	420
Farmland	-	-
Commercial business	1,333	870
Consumer	-	-
Manufactured homes	-	46
Government	-	-
Total	$9,312	$7,373
Nonperforming loans to total loans	0.95%	0.81%
Nonperforming loans to total assets	0.63%	0.56%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2020 or December 31, 2019.

The Bancorp's substandard loans are summarized below:
(Dollars in thousands)
Loan Segment	June 30, 2020 (unaudited)	December 31, 2019
Residential real estate	$5,163	$4,491
Home equity	498	507
Commercial real estate	3,173	1,565
Construction and land development	-	-
Multifamily	541	802
Farmland	-	-
Commercial business	1,080	727
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$10,455	$8,092

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:
(Dollars in thousands)
Loan Segment	June 30, 2020 (unaudited)	December 31, 2019
Residential real estate	$3,164	$4,203
Home equity	565	813
Commercial real estate	6,731	5,380
Construction and land development	-	-
Multifamily	501	-
Farmland	-	-
Commercial business	1,851	2,228
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$12,812	$12,624

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:
(Dollars in thousands)
Loan Segment	June 30, 2020 (unaudited)	December 31, 2019
Residential real estate	$2,264	$2,223
Home equity	372	437
Commercial real estate	1,262	1,565
Construction and land development	-	-
Multifamily	768	802
Farmland	-	-
Commercial business	2,257	2,191
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$6,923	$7,218

At the Bancorp will modify the terms of a loan to forego a portion of interest or principal or reduce the interest rate on the loan to a rate materially less than market rates, or materially extend the maturity date of a loan as part of a troubled debt restructuring. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's troubled debt restructured loans are summarized below:
(Dollars in thousands)
Loan Segment	June 30, 2020 (unaudited)	December 31, 2019
Residential real estate	$520	$480
Home equity	192	176
Commercial real estate	928	823
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	518	622
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$2,158	$2,101

The increase in the troubled debt restructure loans reflected in the table above for the six months ending June 30, 2020 was the result of one commercial real estate loan totaling $148 thousand, one residential real estate loan totaling $52 thousand and one home equity loan totaling $24 thousand which were new troubled debt restructuring loans during 2020. The new troubled debt restructuring loans along with one commercial business relationship with loans totaling $428 thousand, one commercial business customer with loans totaling $151 thousand and one commercial real estate customer with loans totaling $148 thousand offset the overall decline in impaired loans.

Five loans to one commercial real estate relationship totaling $1.1 million, two loans to one commercial business relationship totaling $445 thousand and nine loans to one commercial business relationship totaling $428 thousand contributed to the June 30, 2020, increase in nonperforming loans. Three loans to one commercial real estate customer totaling $1.3 million, one loan to a commercial real estate customer totaling $837 thousand, two loans to one commercial business relationship totaling $445 thousand and nine loans to one commercial business relationship totaling $428 thousand contributed to the June 30, 2020, increase in substandard loans. Two loans to one commercial real estate customer totaling $5.3 million contributed to the June 30, 2020, increase in watch loans. The purchased credit impaired loans decreased at June 30, 2020, to $3,416 thousand ledger balance from $4,041 thousand ledger balance at December 31, 2019, due primarily to the overall reduction in impaired loan balances in accordance with required payment schedules and the payoff of two impaired loans.

At June 30, 2020, management is of the opinion that there are no loans, except certain of those discussed above or as part of credit risk impacts of COVID-19, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the six months ended are summarized below:
(Dollars in thousands)
(unaudited)

Loan Segment	June 30, 2020	June 30, 2019
Residential real estate	$(112)	$(7)
Home equity	8	(2)
Commercial real estate	19	194
Construction and land development	120	50
Multifamily	80	(19)
Farmland	-	-
Commercial business	932	139
Consumer	(8)	490
Manufactured homes	-	-
Government	(17)	(17)
Total	$1,022	$828

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	As of June 30, 2020
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(2)	$10	$8
Home equity	-	-	-
Commercial real estate	(80)	-	(80)
Construction and land development	(17)	-	(17)
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(78)	17	(61)
Consumer	(13)	8	(5)
Manufactured homes	-	-
Government	-	-	-
Total	$(190)	$35	$(155)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At June 30, 2020, total purchased credit impaired loans reserves totaled $2.1 million compared to $2.2 million at December 31, 2019.  Additionally, the Bancorp has acquired loans where there was not evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired of $2.9 million at June 30, 2020, compared to $3.8 million at December 31, 2019. Details on these fair value marks and the additional reserves created can be found in Note 5, Loans Receivable.

The Bancorp's allowance to total loans and non-performing loans are summarized below:
(Dollars in thousands)
(unaudited)
	June 30, 2020	June 30, 2019

Allowance for loan losses	$9,866	$8,744
Total loans	$981,902	$906,869
Non-performing loans	$9,312	$7,373
ALL-to-total loans	1.00%	0.96%
ALL-to-non-performing loans (coverage ratio)	105.9%	118.6%

The non-GAAP ALL-to-total loans and coverage ratio when adjusted with purchased fair value marks and additional reserves discussed in Note 5, Loans Receivable, reconciled to the most directly comparable GAAP measure, are presented as follows:

($ in thousands)	(Unaudited)
For the three months ended March 31, 2020	GAAP	Additional reserves not part of the ALL	Non-GAAP
Allowance for loan losses (ALL)	$9,866	$4,986	$14,852
Total loans	$981,902		$981,902
ALL to total loans	1.00%		1.51%

($ in thousands)	(Unaudited)
For the three months ended March 31, 2020	GAAP	Additional reserves not part of the ALL	Non-GAAP
Allowance for loan losses (ALL)	$9,866	$4,986	$14,852
Non-performing loans	$9,312		$9,312
ALL to nonperfroming loans (coverage ratio)	105.95%		159.49%

The non-GAAP ALL-to-total loans ratio when adjusted for PPP loans, which are fully guaranteed by the SBA, outstanding at June 30, 2020, reconciled to the most directly comparable GAAP measure, is presented as follows:

($ in thousands)	(Unaudited)
For the three months ended March 31, 2020	GAAP	PPP loans which are SBA guaranteed	Non-GAAP
Allowance for loan losses (ALL)	$9,866		$14,852
Total loans	$981,902	$91,335	$890,567
ALL to total loans	1.00%		1.11%

The Bancorp has included the above non-GAAP measures to help investors evaluate the allowance for loan loss once adjusted for purchased fair value marks and additional reserves, and also adjusted for PPP loans that are fully guaranteed by the SBA.

The June 30, 2020 balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience, current economic and market conditions, and additional reserves from acquisition accounting as described in the immediately preceding paragraph. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At June 30, 2020, foreclosed real estate totaled $634 thousand, which was comprised of fourteen properties, compared to $1.1 million and seventeen properties at December 31, 2019. Net gains from the sale of foreclosed real estate totaled $103 thousand for the six months ended June 30, 2020. At the end of June 2020, all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $294.7 million at June 30, 2020, compared to $277.2 million at December 31, 2019, an increase of $17.5 million (6.3%). The increase in the securities portfolio during the year is a result of investment in the security portfolio and market value adjustments. At June 30, 2020, the securities portfolio represented 21.6% of interest-earning assets and 20.0% of total assets compared to 22.7% of interest-earning assets and 20.9% of total assets at December 31, 2019.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30,
	2020		December 31,
(Dollars in thousands)	(unaudited)		2019
	Balance	% Securities	Balance	% Securities

Money market fund	$21,457	7.3%	$9,670	3.5%
U.S. government sponsored entities	-	0.0%	13,058	4.7%
Collateralized mortgage obligations and residential mortgage-backed securities	134,073	45.5%	150,988	54.5%
Municipal securities	138,374	47.0%	102,427	36.9%
Collateralized debt obligations	815	0.2%	1,076	0.4%
Total securities available-for-sale	$294,719	100.0%	$277,219	100.0%

	June 30,
	2020	December 31,	YTD
(Dollars in thousands)	(unaudited)	2019	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$72,993	$10,750	$62,243	579.0%
Fed funds sold	323	15,544	(15,221)	-97.9%
Certificates of deposit in other financial institutions	1,639	2,170	(531)	-24.5%
Federal Home Loan Bank stock	3,918	3,912	6	0.2%

The net increase in interest bearing deposits in other financial institutions, fed funds sold, and certificates of deposit in other financial institutions is primarily the result of the Bancorp’s participation in the PPP and customer’s current preference toward security and liquidity of assets.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	June 30,
	2020	December 31,	YTD
(Dollars in thousands)	(unaudited)	2019	Change
	Balance	Balance	$	%

Checking	$511,798	$392,324	$119,474	30.5%
Savings	235,254	209,945	25,309	12.1%
Money market	235,902	224,398	11,504	5.1%
Certificates of deposit	294,680	327,703	(33,023)	-10.1%
Total deposits	$1,277,634	$1,154,370	$123,264	10.7%

The overall increase in total deposits is primarily the result of management’s sales efforts, deposits gained through the participation in the PPP, along with customer loyalty to the Bancorp and preferences for the security the deposit products offer.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	June 30,
	2020	December 31,	YTD
(Dollars in thousands)	(unaudited)	2019	Change
	Balance	Balance	$	%

Repurchase agreements	$17,159	$11,499	$5,660	49.2%
Borrowed funds	12,000	14,000	(2,000)	-14.3%
Total borrowed funds	$29,159	$25,499	$3,660	14.4%

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

During the six months ended June 30, 2020, cash and cash equivalents increased by $50.0 million compared to a $44.0 million increase for the six months ended June 30, 2019. The primary sources of cash and cash equivalents were the growth of deposits, proceeds from the sale of loans originated for sale, proceeds and paydown of securities, and proceeds from sales of securities. The primary uses of cash and cash equivalents were origination of loans for sale, other loan originations, purchase of securities, and the repayment of FHLB advances. Cash provided by operating activities totaled $11.7 million for the six months ended June 30, 2020, compared to cash provided of $6.0 million for the six month period ended June 30, 2019. Cash provided from operating activities was primarily a result of net income, change in accrued expenses and liabilities, and sale of loans originated for sale, offset by the origination of loans for sale. Cash outflows from investing activities totaled $86.4 million for the current period, compared to cash provided of $2.9 million for the six months ended June 30, 2019. Cash outflows from investing activities for the current six months were primarily related to the purchase of securities available-for-sale and origination of loans, offset against the proceeds from the maturity, paydown, and sale of available-for-sale securities. Net cash provided from financing activities totaled $124.8 million during the current period compared to net cash provided of $35.2 million for the six months ended June 30, 2019. The net cash inflows from financing activities were primarily a result of net change in deposits offset against repayment of FHLB advances and payment of quarterly dividends. On a cash basis, the Bancorp paid dividends on common stock of $2.1 million for the six months ended June 30, 2020, and $1.9 million for the six months ended June 30, 2019.

At June 30, 2020, outstanding commitments to fund loans totaled $213.7 million. Approximately 56.8% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $11.4 million at June 30, 2020. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2020, stockholders' equity increased by $11.1 million (8.3%). During the six months ended June 30, 2020, stockholders’ equity was primarily increased by net income of $8.3 million and increased unrealized gains on available securities of $4.9 million. Decreasing stockholders’ equity was the declaration of $2.1 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first six months of 2020 or 2019. During 2020, 6,400 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the financial statements, of which 1,904 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

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

During the six months ended June 30, 2020, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled trust preferred securities with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $10.5 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at June 30, 2020, and December 31, 2019, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$118.2	12.5%	$42.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$118.2	12.5%	$56.6	6.0%	N/A	N/A
Total capital to risk-weighted assets	$128.1	13.6%	$75.4	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$118.2	8.3%	$57.4	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$110.8	11.8%	$42.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$110.8	11.8%	$56.5	6.0%	N/A	N/A
Total capital to risk-weighted assets	$119.8	12.7%	$75.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$110.8	8.5%	$52.3	4.0%	N/A	N/A

In addition, the following table shows that, at June 30, 2020, and December 31, 2019, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$115.9	12.3%	$42.4	4.5%	$61.3	6.5%
Tier 1 capital to risk-weighted assets	$115.9	12.3%	$56.6	6.0%	$75.4	8.0%
Total capital to risk-weighted assets	$125.7	13.3%	$75.4	8.0%	$94.3	10.0%
Tier 1 capital to adjusted average assets	$115.9	8.2%	$57.3	4.0%	$71.6	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$108.9	11.6%	$42.4	4.5%	$61.2	6.5%
Tier 1 capital to risk-weighted assets	$108.9	11.6%	$56.5	6.0%	$75.3	8.0%
Total capital to risk-weighted assets	$117.9	12.5%	$75.3	8.0%	$94.1	10.0%
Tier 1 capital to adjusted average assets	$108.9	8.3%	$52.3	4.0%	$65.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2020, without the need for qualifying for an exemption or prior DFI approval, is its 2020 net profits. Moreover, the FDIC and the FRB may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On May 15, 2020, the Board of Directors of the Bancorp declared a second quarter dividend of $0.31 per share. The Bancorp’s second quarter dividend was paid to shareholders on July 3, 2020.

Results of Operations - Comparison of the Quarter Ended June 30, 2020 to the Quarter Ended June 30, 2019

For the quarter ended June 30, 2020, the Bancorp reported net income of $5.1 million, compared to net income of $4.0 million for the quarter ended June 30, 2019, an increase of $1.0 million (25.9%). For the quarter, the ROA was 1.42%, compared to 1.27% for the quarter ended June 30, 2019. The ROE was 14.32% for the quarter ended June 30, 2020, compared to 12.77% for the quarter ended June 30, 2019.

Net interest income for the quarter ended June 30, 2020 was $11.4 million, an increase of $215 thousand (1.9%), compared to $11.2 million for the quarter ended June 30, 2019. The weighted-average yield on interest-earning assets was 3.93% for the quarter ended June 30, 2020, compared to 4.65% for the quarter ended June 30, 2019. The weighted-average cost of funds for the quarter ended June 30, 2020 was 0.47% compared to 0.78% for the quarter ended June 30, 2019. The impact of the 3.93% return on interest earning assets and the 0.47% cost of funds resulted in an interest rate spread of 3.46% for the current quarter, an decrease from the 3.87% spread for the quarter ended June 30, 2019. The net interest margin on earning assets was 3.48% for the quarter ended June 30, 2020 and 3.89% for the quarter ended June 30, 2019. On a tax equivalent basis, the Bancorp’s net interest margin was 3.60% for the quarter ended June 30, 2020, compared to 3.96% for the quarter ended June 30, 2019. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2020			June 30, 2019
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$39,325	$15	0.15	$13,985	$92	2.63
Federal funds sold	1,738	18	4.14	3,818	36	3.77
Certificates of deposit in other financial institutions	1,734	11	2.54	2,118	15	2.83
Securities available-for-sale	288,330	1,532	2.13	253,421	1,732	2.73
Loans receivable	977,866	11,297	4.62	874,652	11,485	5.25
Federal Home Loan Bank stock	3,918	32	3.27	3,931	45	4.58
Total interest earning assets	1,312,911	$12,905	3.93	1,151,925	$13,405	4.65
Cash and non-interest bearing deposits in other financial institutions	17,713			29,756
Allowance for loan losses	(9,553)			(8,357)
Other noninterest bearing assets	102,964			91,808
Total assets	$1,424,035			$1,265,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,237,241	$1,380	0.45	$1,097,283	$2,011	0.73
Repurchase agreements	13,671	17	0.50	13,638	66	1.94
Borrowed funds	13,981	93	2.66	15,341	128	3.34
Total interest bearing liabilities	1,264,893	$1,490	0.47	1,126,262	$2,205	0.78
Other noninterest bearing liabilities	17,741			12,864
Total liabilities	1,282,634			1,139,126
Total stockholders' equity	141,401			126,006
Total liabilities and stockholders' equity	$1,424,035			$1,265,132

The decrease in interest income for interest bearing deposits in other financial institutions was the result of lower weighted average rates for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. The decrease in interest income for federal funds sold was primarily the result of lower average balances for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. The decrease in interest income for certificates of deposit in other financial institutions was the result of lower average balances and lower average rates received for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. The decrease in interest income for securities available-for-sale was primarily the result of lower average rates for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. The decrease in interest income for loans receivable was the result of lower weighted average rates received during quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. The decrease in Federal Home Loan Bank stock was the result of lower weighted average rates received during quarter ended June 30, 2020, compared to quarter ended June 30, 2019. The decrease in the interest expense of total deposits was the result of lower weighted average rates for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. The decrease in the interest expense for repurchase agreements was the result of lower weighted average rates for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. The decrease in the interest expense for borrowed funds was the result of lower weighted average rates for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019.

The following table shows the change in noninterest income for the quarter ending June 30, 2020, and June 30, 2019.

	Three Months Ended
(Dollars in thousands)	June 30,		Three Months Ended
	2020	2019	$ Change	% Change
Noninterest income:
Gain on sale of loans held-for-sale, net	$2,464	$400	$2,064	516.0%
Fees and service charges	1,151	1,243	(92)	-7.4%
Gain on sale of securities, net	667	301	366	121.6%
Wealth management operations	514	479	35	7.3%
Increase in cash value of bank owned life insurance	188	179	9	5.0%
Gain on sale of foreclosed real estate, net	43	13	30	230.8%
Other	19	54	(35)	-64.8%
Total noninterest income	$5,046	$2,669	$2,377	89.1%

The increase in gain on sale of loans is the result of the current economic and rate environment, which we anticipate will return to more normal levels as the current low rate environment persists or rates return to higher levels. The decrease in fees and service charges is primarily the result of changes in customer usage of bank services during the pandemic. The increase in gains on the sale of securities is a result of current market conditions and actively managing the portfolio. The increase in wealth management income is the result of the Bancorp’s continued focus on expanding its wealth management line of business. The decrease in other noninterest income is primarily the result of one-time legal gains in the prior year.

The following table shows the change in noninterest expense for the quarter ending June 30, 2020, and June 30, 2019.

(Dollars in thousands)	Three Months Ended		Three Months Ended
	2020	2019	$ Change	% Change
Noninterest expense:
Compensation and benefits	$5,371	$4,600	$771	16.8%
Occupancy and equipment	1,295	1,169	126	10.8%
Data processing	532	351	181	51.6%
Marketing	180	176	4	2.3%
Federal deposit insurance premiums	159	177	(18)	-10.2%
Other	2,227	1,951	276	14.1%
Total noninterest expense	$9,764	$8,424	$1,340	15.9%

Compensation and benefits is primarily the result of management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to facilities improvement efforts aimed at enhancing technology and to accommodate recent growth. The increase in data processing is primarily the result of increased system utilization and investment in the customer experience. The increase in other operating expenses is primarily the result of investments in strategic initiatives. The Bancorp’s efficiency ratio was 59.3% for the quarter ended June 30, 2020, compared to 60.7% for the quarter ended June 30, 2019. The decreased ratio is related primarily to the increase in noninterest income. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the quarter ended June 30, 2020, totaled $1.1 million, compared to income tax expense of $911 thousand for the quarter ended June 30, 2019, an increase of $215 thousand (23.6%). The combined effective federal and state tax rates for the Bancorp was 18.2% for the quarter ended June 30, 2020, compared to 18.5% for the quarter ended June 30, 2019.

Results of Operations - Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

For the six months ended June 30, 2020, the Bancorp reported net income of $8.3 million, compared to net income of $6.2 million for the six months ended June 30, 2019, an increase of $2.0 million (32.2%). For the six months ended, the ROA was 1.20%, compared to 1.00% for the six months ended June 30, 2019. The ROE was 11.90% for the six months ended June 30, 2020, compared to 10.25% for the six months ended June 30, 2019.

Net interest income for the six months ended June 30, 2020, was $22.1 million, an increase of $287 thousand (1.3%), compared to $21.8 million for the six months ended June 30, 2019. The weighted-average yield on interest-earning assets was 4.07% for the six months ended June 30, 2020, compared to 4.53% for the six months ended June 30, 2019. The weighted-average cost of funds for the six months ended June 30, 2020, was 0.60% compared to 0.74% for the six months ended June 30, 2019. The impact of the 4.07% return on interest earning assets and the 0.60% cost of funds resulted in an interest rate spread of 3.47% for the current six months, which is a decrease from the spread of 3.79% as of June 30, 2019. The net interest margin on earning assets was 3.49% for the six months ended June 30, 2020, and 3.81% for the six months ended June 30, 2019. On a tax equivalent basis, the Bancorp’s net interest margin was 3.61% for the six months ended June 30, 2020, compared to 3.88% for the six months ended June 30, 2019. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date (Dollars in thousands)	Average Balances, Interest, and Rates
	June 30, 2020			June 30, 2019
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$26,406	$69	0.52	$26,840	$176	1.31
Federal funds sold	3,726	85	4.56	4,644	77	3.32
Certificates of deposit in other financial institutions	1,851	25	2.70	2,194	32	2.92
Securities available-for-sale	284,955	3,202	2.25	250,016	3,489	2.79
Loans receivable	945,189	22,326	4.72	855,908	22,028	5.15
Federal Home Loan Bank stock	3,915	67	3.42	3,886	89	4.58
Total interest earning assets	1,266,042	$25,774	4.07	1,143,488	$25,891	4.53
Cash and non-interest bearing deposits in other financial institutions	18,397			23,628
Allowance for loan losses	(9,302)			(8,213)
Other noninterest bearing assets	98,409			88,967
Total assets	$1,373,546			$1,247,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,192,482	$3,444	0.58	$1,067,976	$3,683	0.69
Repurchase agreements	12,803	57	0.89	12,098	115	1.90
Borrowed funds	14,087	187	2.65	21,426	294	2.74
Total interest bearing liabilities	1,219,372	$3,688	0.60	1,101,500	$4,092	0.74
Other noninterest bearing liabilities	15,380			24,528
Total liabilities	1,234,752			1,126,028
Total stockholders' equity	138,794			121,842
Total liabilities and stockholders' equity	$1,373,546			$1,247,870

The decrease in yields for interest bearing deposits in other financial institutions was the result of lower weighted average rates for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase in yields for federal funds sold was primarily the result of higher weighted average rates for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease in yields for certificates of deposits in other financial institutions was primarily the result of lower average balance and lower weighted average rates for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease in yields for securities available-for-sale was the result of lower weighted average rates for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase in yields for loans receivable was the result of higher average balances during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease in the cost of total deposits was the result of lower weighted average rates for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease in the cost of repurchase agreements was the result of lower weighted average rates for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease in the cost of borrowed funds was the result of lower average balances and lower wighted average rates for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

The following table shows the change in noninterest income for the six months ending June 30, 2020, and June 30, 2019.

	Six Months Ended
(Dollars in thousands)	June 30,		Six Months Ended
	2020	2019	$ Change	% Change
Noninterest income:
Gain on sale of loans held-for-sale, net	$3,617	$642	$2,975	463.4%
Fees and service charges	2,200	2,405	(205)	-8.5%
Gain on sale of securities, net	1,177	652	525	80.5%
Wealth management operations	1,068	979	89	9.1%
Increase in cash value of bank owned life insurance	357	342	15	4.4%
Gain on sale of foreclosed real estate, net	103	40	63	157.5%
Other	70	178	(108)	-60.7%
Total noninterest income	$8,592	$5,238	$3,354	64.0%

The increase in gain on sale of loans is the result of the current economic and rate environment, which we anticipate will return to more normal levels as the current low rate environment persists or rates return to higher levels. The decrease in fees and service charges is primarily the result of changes in customer usage of bank services during the pandemic. The increase in gains on the sale of securities is a result of current market conditions and actively managing the portfolio. The increase in wealth management income is the result of the Bancorp’s continued focus on expanding its wealth management line of business. The decrease in other noninterest income is the result of a one-time fixed asset sale for a gain in the prior year.

The following table shows the change in noninterest expense for the six ending June 30, 2020, and June 30, 2019.

	Six Months Ended
(Dollars in thousands)	June 30,		Six Months Ended
Noninterest expense:
Compensation and benefits	$10,588	$9,401	$1,187	12.6%
Occupancy and equipment	2,704	2,291	413	18.0%
Data processing	1,088	1,947	(859)	-44.1%
Marketing	388	613	(225)	-36.7%
Federal deposit insurance premiums	355	268	87	32.5%
Other	4,640	4,193	447	10.7%
Total noninterest expense	$19,763	$18,713	$1,050	5.6%

Compensation and benefits is primarily the result of management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to facilities improvement efforts aimed at enhancing technology and to accommodate recent growth. The decrease in data processing expense is primarily the result of prior year data conversion expenses incurred in the first quarter of 2019 related to the acquisition of AJSB. The decrease in marketing is a result of the timing of the Bancorp’s marketing initiatives. The increase in other operating expenses is primarily the result of investments in strategic initiatives. The Bancorp’s efficiency ratio was 64.4% for the six-months ended June 30, 2020, compared to 69.2% for the six-months ended June 30, 2019. The increased ratio is related primarily to the increase in noninterest income. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the six months ended June 30, 2020 totaled $1.6 million, compared to income tax expense of $1.3 million for the six months ended June 30, 2019, an increase of $387 thousand (30.9%). The combined effective federal and state tax rates for the Bancorp was 16.6% for the six months ended June 30, 2020, compared to 16.7% for the six months ended June 30, 2019. The Bancorp’s lower current period effective tax rate is a result of an increase in tax preferred income in relation to the increase of income.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2019, remain unchanged.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2020, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the six months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

Item 1A.     Risk Factors

Not Applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the six months ended June 30, 2020 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2020 – January 31, 2020	-	N/A	-	48,828
February 1, 2020 – February 28, 2020	-	N/A	-	48,828
March 1, 2020 – March 31, 2020	-	N/A	-	48,828
April 1, 2020 – April 30, 2020	-	N/A	-	48,828
May 1, 2020 – May 31, 2020	-	N/A	-	48,828
June 1, 2020 – June 30, 2020	-	N/A	-	48,828
	-	N/A	-	48,828

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
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended , formatted in an Inline XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: August 7, 2020	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski President and Chief Executive Officer

Date: August 7, 2020	/s/ Robert T. Lowry
Robert T. Lowry Executive Vice President, Chief Financial Officer and Treasurer