Form 10-Q
period 2020-09-30
NORTHWEST INDIANA BANCORP
filed 2020-11-06
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2020 or

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

There were 3,463,136 shares of the registrant’s Common Stock, without par value, outstanding at November 6, 2020.

NorthWest Indiana Bancorp

 Index

Page Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II. Other Information	44

SIGNATURES	45

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp

Consolidated Balance Sheets

	September 30,
(Dollars in thousands)	2020	December 31,
	(unaudited)	2019
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$15,374	$20,964
Interest bearing deposits in other financial institutions	68,495	10,750
Federal funds sold	578	15,544

Total cash and cash equivalents	84,447	47,258

Certificates of deposit in other financial institutions	1,901	2,170

Securities available-for-sale	324,181	277,219
Loans held-for-sale	5,538	6,091
Loans receivable	975,940	906,869
Less: allowance for loan losses	(10,714)	(8,999)
Net loans receivable	965,226	897,870
Federal Home Loan Bank stock	3,918	3,912
Accrued interest receivable	4,714	4,029
Premises and equipment	29,599	29,407
Foreclosed real estate	501	1,083
Cash value of bank owned life insurance	30,551	30,017
Goodwill	11,109	11,109
Other assets	19,337	18,557

Total assets	$1,481,022	$1,328,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$258,170	$172,094
Interest bearing	1,022,486	982,276
Total	1,280,656	1,154,370
Repurchase agreements	19,145	11,499
Borrowed funds	12,000	14,000
Accrued expenses and other liabilities	20,280	14,750

Total liabilities	1,332,081	1,194,619

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: September 30, 2020 - 3,463,136 December 31, 2019 - 3,451,797	-	-
Additional paid-in capital	29,881	29,657
Accumulated other comprehensive income	8,938	4,261
Retained earnings	110,122	100,185

Total stockholders' equity	148,941	134,103

Total liabilities and stockholders' equity	$1,481,022	$1,328,722

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Income

(unaudited)

	Quarter Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans receivable
Real estate loans	$8,560	$9,452	$27,222	$27,853
Commercial loans	2,427	1,654	5,746	4,989
Consumer loans	276	229	621	521
Total loan interest	11,263	11,335	33,589	33,363
Securities	1,534	1,659	4,803	5,237
Other interest earning assets	39	326	218	611

Total interest income	12,836	13,320	38,610	39,211

Interest expense:
Deposits	1,050	2,353	4,494	6,036
Repurchase agreements	15	64	72	179
Borrowed funds	83	108	270	402

Total interest expense	1,148	2,525	4,836	6,617

Net interest income	11,688	10,795	33,774	32,594
Provision for loan losses	849	494	1,871	1,322

Net interest income after provision for loan losses	10,839	10,301	31,903	31,272

Noninterest income:
Gain on sale of loans held-for-sale, net	$2,420	$681	$6,037	$1,323
Fees and service charges	1,473	1,203	3,673	3,608
Wealth management operations	537	447	1,605	1,426
Gain on sale of securities, net	197	102	1,374	754
Increase in cash value of bank owned life insurance	177	177	534	519
Gain on sale of foreclosed real estate, net	24	43	127	83
Benefit from bank owned life insurance	-	205	-	205
Other	27	39	97	217
Total noninterest income	$4,855	$2,897	$13,447	$8,135

Noninterest expense:
Compensation and benefits	$5,263	$4,932	$15,851	$14,333
Occupancy and equipment	1,150	1,231	3,854	3,522
Data processing	583	627	1,671	2,407
Federal deposit insurance premiums	216	18	571	286
Marketing	176	170	564	783
Other	2,393	2,291	7,033	6,651
Total noninterest expense	$9,781	$9,269	$29,544	$27,982

Income before income tax expenses	5,913	3,929	15,806	11,425
Income tax expenses	1,010	351	2,648	1,602
Net income	$4,903	$3,578	$13,158	$9,823

Earnings per common share:
Basic	$1.42	$1.04	$3.80	$2.88
Diluted	$1.42	$1.04	$3.80	$2.88

Dividends declared per common share	$0.31	$0.31	$0.93	$0.92

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2020	2019	2020	2019

Net income	$4,903	$3,578	$13,158	$9,823

Net change in net unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	(25)	2,112	7,294	9,878
Less: reclassification adjustment for gains included in net income	(197)	(102)	(1,374)	(754)
Net securities gain (loss) during the period	(222)	2,010	5,920	9,124
Tax effect	46	(422)	(1,243)	(1,910)
Net of tax amount	(176)	1,588	4,677	7,214

Other comprehensive income (loss), net of tax	(176)	1,588	4,677	7,214

Comprehensive income, net of tax	$4,727	$5,166	$17,835	$17,037

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Three Months Ended
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at June 30, 2019	$-	$29,510	$2,830	$96,472	$128,812

Comprehensive income:
Net income	-	-	-	3,578	3,578
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	1,588	-	1,588
Comprehensive income					5,166
Stock-based compensation expense	-	79	-	-	79
Cash dividends, $0.31 per share	-	-	-	(1,069)	(1,069)

Balance at September 30, 2019	$-	$29,589	$4,418	$98,981	$132,988

Balance at June 30, 2020	$-	$29,774	$9,114	$106,293	$145,181

Comprehensive income:
Net income	-	-	-	4,903	4,903
Net unrealized loss on securities available-for- sale, net of reclassification and tax effects	-	-	(176)	-	(176)
Comprehensive income					4,727
Stock-based compensation expense	-	107	-	-	107
Cash dividends, $0.31 per share	-	-	-	(1,074)	(1,074)

Balance at September 30, 2020	$-	$29,881	$8,938	$110,122	$148,941

	Nine Months Ended
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2019	$-	$11,927	$(2,796)	$92,333	$101,464

Comprehensive income:
Net income	-	-	-	9,823	9,823
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	7,214	-	7,214
Comprehensive income					17,037
Net surrender value of 1,245 restricted stock awards	-	(63)	-	-	(63)
Stock-based compensation expense	-	233	-	-	233
Issuance of 416,478 shares at $42.00 per share, for acquisition of AJS Bancorp, Inc	-	17,492	-	-	17,492
Cash dividends, $0.92 per share	-	-	-	(3,175)	(3,175)

Balance at September 30, 2019	$-	$29,589	$4,418	$98,981	$132,988

Balance at January 1, 2020	$-	$29,657	$4,261	$100,185	$134,103

Comprehensive income:
Net income	-	-	-	13,158	13,158
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	4,677	-	4,677
Comprehensive income					17,835
Net surrender value of 1,904 restricted stock awards	-	(85)	-	-	(85)
Stock-based compensation expense	-	309	-	-	309
Cash dividends, $0.93 per share	-	-	-	(3,221)	(3,221)

Balance at September 30, 2020	$-	$29,881	$8,938	$110,122	$148,941

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,158	$9,823
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(171,151)	(54,555)
Sale of loans originated for sale	177,556	54,123
Depreciation and amortization, net of accretion	3,178	2,382
Amortization of mortgage servicing rights	63	48
Stock based compensation expense	309	233
Net surrender value of restricted stock awards	(85)	(63)
Gain on sale of securities, net	(1,374)	(754)
Gain on sale of loans held-for-sale, net	(6,037)	(1,323)
Gain on interest rate lock derivative	(308)	-
Gain on sale of foreclosed real estate, net	(127)	(83)
Gain on sale of premises and equipment, net	-	(126)
Benefit from bank owned life insurance	-	(205)
Provision for loan losses	1,871	1,322
Net change in:
Interest receivable	(685)	(363)
Other assets	(1,593)	(1,546)
Accrued expenses and other liabilities	5,526	1,957
Total adjustments	7,143	1,047
Net cash - operating activities	20,301	10,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from maturities and (purchases) of certificates of deposits in other financial institutions..	269	(146)
Proceeds from maturities and pay downs of securities available-for-sale	49,311	20,627
Proceeds from sales of securities available-for-sale	39,242	35,859
Purchase of securities available-for-sale	(129,503)	(63,377)
Loan participations purchased	(8,267)	-
Net change in loans receivable	(60,982)	(52,399)
(Purchase)/redemption of Federal Home Loan Bank Stock	(6)	59
Purchase of premises and equipment, net	(2,088)	(2,116)
Proceeds from sale of foreclosed real estate, net	731	960
Proceeds on sale of premises and equipment, net	-	228
Cash and cash equivalents from acquisition activity, net	-	52,560
Change in cash value of bank owned life insurance	(534)	(66)
Net cash - investing activities	(111,827)	(7,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	126,286	78,455
Repayment of FHLB advances	(2,000)	(27,000)
Change in other borrowed funds	7,646	3,303
Dividends paid	(3,217)	(3,014)
Net cash - financing activities	128,715	51,744
Net change in cash and cash equivalents	37,189	54,803
Cash and cash equivalents at beginning of period	47,258	17,139
Cash and cash equivalents at end of period	$84,447	$71,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,953	$6,608
Income taxes	500	1,485
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$-	$172,925
Value of goodwill and other intangible assets	-	5,856
Fair value of liabilities assumed	-	145,546
Cash paid for acquisition	-	15,743
Issuance of common stock for acquisition	-	17,492
Noncash activities:
Transfers from loans to foreclosed real estate	$23	$262

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp” or “NWIN”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. Peoples Bank (formerly known as “Peoples Bank SB”) was an Indiana-chartered stock savings bank until its conversion to an Indiana-chartered commercial bank effective May 22, 2020. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2020, and December 31, 2019, and the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2020, and 2019, and consolidated statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2020, and 2019. The income reported for the nine month period ended September 30, 2020, is not necessarily indicative of the results to be expected for the full year.

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

In addition, COVID-19 could cause a further and sustained decline in the Bancorp’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform goodwill and intangible asset impairment tests and result in an impairment charge being recorded for that period. In the event that the Bancorp concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. Details on goodwill impairment testing can be found in Note 7, Intangibles and Acquisition Related Accounting.

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

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on the valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, the final purchase price for the AJSB acquisition is allocated as follows:

ASSETS		LIABILITIES
Cash and due from banks	$68,303	Deposits
Investment securities, available for sale	3,432	Non-interest bearing	$24,502
		NOW accounts	10,712
Commercial	712	Savings and money market	68,875
Residential mortgage	85,635	Certificates of deposits	40,137
Multifamily	1,442	Total Deposits	144,226
Consumer	57
Total Loans	87,846
		Interest payable	50
Premises and equipment, net	3,542	Other liabilities	1,270
FHLB stock	512
Goodwill	2,939
Core deposit intangible	2,917
Interest receivable	351
Other assets	8,939
Total assets purchased	$178,781
Common shares issued	17,492
Cash paid	15,743
Total purchase price	$33,235	Total liabilities assumed	$145,546

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2020
Money market fund	$26,789	$-	$-	$26,789
U.S. government sponsored entities	4,998	-	(9)	4,989
Collateralized mortgage obligations and residential mortgage-backed securities	125,122	3,864	(23)	128,963
Municipal securities	153,780	9,075	(294)	162,561
Collateralized debt obligations	2,186	-	(1,307)	879
Total securities available-for-sale	$312,875	$12,939	$(1,633)	$324,181

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2019
Money market fund	$9,670	$-	$-	$9,670
U.S. government sponsored entities	12,994	64	-	13,058
Collateralized mortgage obligations and residential mortgage-backed securities	149,339	1,745	(96)	150,988
Municipal securities	97,628	4,844	(45)	102,427
Collateralized debt obligations	2,202	-	(1,126)	1,076
Total securities available-for-sale	$271,833	$6,653	$(1,267)	$277,219

The estimated fair value of available-for-sale debt securities at September 30, 2020, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
September 30, 2020	Value	Yield (%)
Due in one year or less	$26,789	0.04
Due from one to five years	2,980	3.94
Due from five to ten years	18,305	2.76
Due over ten years	147,144	3.37
Collateralized mortgage obligations and residential mortgage-backed securities	128,963	2.11
Total	$324,181	2.56

Sales of available-for-sale securities were as follows for the nine months ended:

	(Dollars in thousands)
	September 30,	September 30,
	2020	2019

Proceeds	$39,242	$35,859
Gross gains	1,433	838
Gross losses	(59)	(84)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2019	$4,261
Current period change	4,677
Ending balance, September 30, 2020	$8,938

Securities with carrying values of approximately $117.8 million and $65.5 million were pledged as of September 30, 2020 and December 31, 2019, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at September 30, 2020, and December 31, 2019 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Money market fund
Collateralized mortgage obligations and residential mortgage-backed securities	6,096	(23)	-	-	6,096	(23)
U.S. government sponsored entities	4,989	(9)	-	-	4,989	(9)
Municipal securities	17,338	(294)	-	-	17,338	(294)
Collateralized debt obligations	-	-	879	(1,307)	879	(1,307)
Total temporarily impaired	$28,423	$(326)	$879	$(1,307)	$29,302	$(1,633)
Number of securities		32		2		34

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
U.S. government sponsored entities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations and residential mortgage-backed securities	8,859	(31)	15,065	(65)	23,924	(96)
Municipal securities	4,367	(45)	-	-	4,367	(45)
Collateralized debt obligations	-	-	1,076	(1,126)	1,076	(1,126)
Total temporarily impaired	$13,226	$(76)	$16,141	$(1,191)	$29,367	$(1,267)
Number of securities		11		17		28

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

Note 5 - Loans Receivable

Loans receivable are summarized below:

(Dollars in thousands)
	September 30, 2020	December 31, 2019
Loans secured by real estate:
Residential real estate	$284,381	$299,569
Home equity	42,127	49,118
Commercial real estate	285,701	283,108
Construction and land development	89,176	87,710
Multifamily	50,701	51,286
Farmland	218	227
Total loans secured by real estate	752,304	771,018
Commercial business	184,406	103,222
Consumer	467	627
Manufactured homes	21,991	13,285
Government	13,205	15,804
Subtotal	972,373	903,956
Less:
Net deferred loan origination fees	3,441	2,934
Undisbursed loan funds	126	(21)
Loans receivable	$975,940	$906,869

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2020:

Allowance for loan losses:
Residential real estate	$1,708	$-	$5	$170	$1,883
Home equity	231	-	-	(19)	212
Commercial real estate	3,712	-	-	675	4,387
Construction and land development	1,201	-	-	(29)	1,172
Multifamily	609	-	-	(59)	550
Farmland	-	-	-	-	-
Commercial business	2,375	-	-	113	2,488
Consumer	30	(9)	3	(2)	22
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$9,866	$(9)	$8	$849	$10,714

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2019:

Allowance for loan losses:
Residential real estate	$1,660	$(62)	$5	$149	$1,752
Home equity	202	-	2	23	227
Commercial real estate	3,529	-	-	178	3,707
Construction and land development	806	-	-	188	994
Multifamily	453	-	-	51	504
Farmland	-	-	-	-	-
Commercial business	1,517	(9)	8	405	1,921
Consumer	51	(13)	5	7	50
Manufactured homes	505	-	-	(505)	-
Government	21	-	-	(2)	19
Total	$8,744	$(84)	$20	$494	$9,174

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2020:

Allowance for loan losses:
Residential real estate	$1,812	$(2)	$15	$58	$1,883
Home equity	223	-	-	(11)	212
Commercial real estate	3,773	(80)	-	694	4,387
Construction and land development	1,098	(17)	-	91	1,172
Multifamily	529	-	-	21	550
Farmland	-	-	-	-	-
Commercial business	1,504	(78)	17	1,045	2,488
Consumer	43	(22)	11	(10)	22
Manufactured homes	-	-	-	-	-
Government	17	-	-	(17)	-
Total	$8,999	$(199)	$43	$1,871	$10,714

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2019:

Allowance for loan losses:
Residential real estate	$1,715	$(128)	$23	$142	$1,752
Home equity	202	-	4	21	227
Commercial real estate	3,335	-	-	372	3,707
Construction and land development	756	-	-	238	994
Multifamily	472	-	-	32	504
Farmland	-	-	-	-	-
Commercial business	1,362	(9)	24	544	1,921
Consumer	41	(38)	14	33	50
Manufactured homes	41	-	-	(41)	-
Government	38	-	-	(19)	19
Total	$7,962	$(175)	$65	$1,322	$9,174

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as an origination cost to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $3.3 million and $1.9 million as of September 30, 2020 and December 31, 2019, respectively, and is included in net deferred loan origination costs.

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at September 30, 2020:

Residential real estate	$186	$1,697	$284,293	$781	1,422	$282,090
	1	211	42,183	222	139	41,822
Commercial real estate	683	3,704	285,701	6,242	152	279,307
Construction and land development	-	1,172	89,176	-	-	89,176
Multifamily	-	550	50,701	102	646	49,953
Farmland	-	-	218	-	-	218
Commercial business	460	2,028	182,182	1,451	1,158	179,573
Consumer	-	22	467	-	-	467
Manufactured homes	-	-	27,814	-	-	27,814
Government	-	-	13,205	-	-	13,205
Total	$1,330	$9,384	$975,940	$8,798	$3,517	$963,625

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2019:

Residential real estate	$10	$1,802	$299,333	$642	$1,581	$297,110
Home equity	4	219	49,181	221	216	48,744
Commercial real estate	-	3,773	283,108	1,078	487	281,543
Construction and land development	-	1,098	87,710	-	-	87,710
Multifamily	-	529	51,286	129	673	50,484
Farmland	-	-	227	-	-	227
Commercial business	152	1,352	103,088	1,041	1,150	100,897
Consumer	-	43	627	-	-	627
Manufactured homes	-	-	16,505	-	-	16,505
Government	-	17	15,804	-	-	15,804
Total	$166	$8,833	$906,869	$3,111	$4,107	$899,651

The Bancorp's credit quality indicators are summarized below at September 30, 2020 and December 31, 2019:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	September 30, 2020
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$952	$115,720	$100,115	$13,601	$44,660	$2,555	$6,690	$284,293
Home equity	76	5,636	34,538	115	713	563	542	42,183
Commercial real estate	-	1,780	70,624	143,743	54,799	6,486	8,269	285,701
Construction and land development	-	2,238	26,639	45,236	15,063	-	-	89,176
Multifamily	-	723	13,364	29,548	4,971	1,567	528	50,701
Farmland	-	-	-	-	218	-	-	218
Commercial business	5,674	101,847	17,848	33,675	19,994	1,718	1,426	182,182
Consumer	63	1	403	-	-	-	-	467
Manufactured homes	5,822	1,998	19,041	178	775	-	-	27,814
Government	-	1,658	9,887	1,660	-	-	-	13,205
Total	$12,587	$231,601	$292,459	$267,756	$141,193	$12,889	$17,455	$975,940

	December 31, 2019
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$827	$119,138	$104,153	$13,463	$53,058	$4,203	$4,491	$299,333
Home equity	100	6,536	40,027	264	934	813	507	49,181
Commercial real estate	-	2,030	82,158	135,058	56,917	5,380	1,565	283,108
Construction and land development	-	719	26,900	45,751	14,340	-	-	87,710
Multifamily	-	903	18,107	26,800	4,674	-	802	51,286
Farmland	-	-	-	-	227	-	-	227
Commercial business	8,312	13,158	19,638	39,016	20,009	2,228	727	103,088
Consumer	90	-	537	-	-	-	-	627
Manufactured homes	3,221	2,413	9,825	184	862	-	-	16,505
Government	-	1,889	11,505	2,410	-	-	-	15,804
Total	$12,550	$146,786	$312,850	$262,946	$151,021	$12,624	$8,092	$906,869

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

During the first nine months of 2020, one commercial real estate loan totaling $145 thousand, one residential loan totaling $51 thousand and one home equity loan totaling $23 thousand were renewed as a troubled debt restructuring. One commercial business trouble debt restructuring loan totaling $287 thousand has subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the nine months ended
	As of September 30, 2020			September 30, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,923	$3,260	$-	$2,061	$81
Home equity	360	372	-	378	13
Commercial real estate	1,214	1,797	-	1,338	65
Construction and land development	-	-	-	-	-
Multifamily	748	830	-	775	23
Farmland	-	-	-	-	-
Commercial business	1,693	1,728	-	1,614	61
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$280	$324	$186	$151	$4
Home equity	1	9	1	4	-
Commercial real estate	5,180	5,180	683	1,346	-
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	916	916	460	736	19
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,203	$3,584	$186	$2,212	$85
Home equity	$361	$381	$1	$382	$13
Commercial real estate	$6,394	$6,977	$683	$2,684	$65
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$748	$830	$-	$775	$23
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,609	$2,644	$460	$2,350	$80
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the nine months ended
	As of December 31, 2019			September 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,140	$3,555	$-	$1,915	$55
Home equity	429	451	-	368	6
Commercial real estate	1,547	2,141	-	1,586	41
Construction & land development	-	-	-	-	-
Multifamily	802	884	-	525	12
Farmland	-	-	-	-	-
Commercial business	1,814	1,906	-	1,933	63
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$83	$83	$10	$158	$3
Home equity	8	8	4	60	1
Commercial real estate	18	18	-	473	-
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	377	377	152	547	3
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,223	$3,638	$10	$2,073	$58
Home equity	$437	$459	$4	$428	$7
Commercial real estate	$1,565	$2,159	$-	$2,059	$41
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$802	$884	$-	$525	$12
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,191	$2,283	$152	$2,480	$66
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
September 30, 2020
Residential real estate	$2,697	$2,028	$3,284	$8,009	$276,284	$284,293	$-
Home equity	163	-	408	571	41,612	42,183	-
Commercial real estate	9,837	1,532	248	11,617	274,084	285,701	-
Construction and land development	478	-	345	823	88,353	89,176	345
Multifamily	102	269	166	537	50,164	50,701	-
Farmland	-	-	-	-	218	218	-
Commercial business	1,342	215	759	2,316	179,866	182,182	234
Consumer	-	-	-	-	467	467	-
Manufactured homes	423	168	-	591	27,223	27,814	-
Government	-	-	-	-	13,205	13,205	-
Total	$15,042	$4,212	$5,210	$24,464	$951,476	$975,940	$579

December 31, 2019
Residential real estate	$3,486	$1,332	$3,724	$8,542	$290,791	$299,333	$452
Home equity	90	24	388	502	48,679	49,181	19
Commercial real estate	1,461	170	719	2,350	280,758	283,108	61
Construction and land development	143	289	-	432	87,278	87,710	-
Multifamily	140	-	160	300	50,986	51,286	-
Farmland	-	-	-	-	227	227	-
Commercial business	926	583	870	2,379	100,709	103,088	288
Consumer	-	-	-	-	627	627	-
Manufactured homes	63	36	46	145	16,360	16,505	46
Government	-	-	-	-	15,804	15,804	-
Total	$6,309	$2,434	$5,907	$14,650	$892,219	$906,869	$866

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	September 30, 2020	December 31, 2019
Residential real estate	$6,650	$4,374
Home equity	509	473
Commercial real estate	5,411	658
Construction and land development	-	-
Multifamily	528	420
Farmland	-	-
Commercial business	1,383	582
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$14,481	$6,507

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2020, total purchased credit impaired loans with unpaid principal balances totaled $5.6 million with a recorded investment of $3.5 million. At December 31, 2019, purchased credit impaired loans with unpaid principal balances totaled $6.3 million with a recorded investment of $4.1 million.

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the nine months ended September 30, is as follows:

(dollars in thousands)	First Personal
2019	$118
2020	78

Accretable interest taken from the purchase credit impaired portfolio, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal
2020	21
2021	21
Total	$42

For the acquisitions of First Federal Savings & Loan (“First Federal”), Liberty Savings Bank (“Liberty Savings”), First Personal Bank (“First Personal”), and A.J. Smith Federal Savings Bank (“AJ Smith”), as part of the fair value of loans receivable, a net fair value discount was established for loans as summarized below:

(dollars in thousands)	First Federal		Libery Savings		First Personal		AJSB
	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months
Residential real estate	$1,062	59	$1,203	44	$948	56	$3,734	52
Home equity	44	29	5	29	51	50	141	32
Commercial real estate	-	-	-	-	208	56	8	9
Construction and land development	-	-	-	-	1	30	-	-
Multifamily	-	-	-	-	11	48	2	48
Consumer	-	-	-	-	146	50	1	5
Commercial business	-	-	-	-	348	24	-	-
Purchased credit impaired loans	-	-	-	-	424	32	-	-
Total	$1,106		$1,208		$2,137		$3,886

Accretable yield, or income recorded for the nine months ended September 30, is as follows:

(dollars in thousands)	First Federal	Libery Savings	First Personal	AJSB	Total
2019	$22	$42	$402	$843	$1,245
2020	-	-	416	936	1,352

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal	AJ Smith	Total
2020	$73	$167	$240
2021	292	667	959
2022	282	667	949
2023	63	275	338
Total	$710	$1,776	$2,486

Note 6 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	September 30, 2020	December 31, 2019
Residential real estate	$375	$957
Commercial real estate	126	126
Total	$501	$1,083

Note 7 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $11.1 million with the acquisitions of AJSB, First Personal, First Federal, and Liberty Savings. Goodwill of $2.9 million, $5.4 million, $2.0 million, and $804 thousand were established with the acquisition of AJSB, First Personal, First Federal, and Liberty Savings, respectively. Goodwill is tested annually for impairment, or when circumstances or events are deemed significant enough to test for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. As a result of the COVID-19 outbreak, and its broad effects on the economy, the Bancorp deemed it necessary to perform an interim impairment test of goodwill as of June 30, 2020. As part of the impairment test, the Bancorp enlisted a third party expert to perform a quantitative goodwill valuation analysis.  The analysis showed the implied fair value of goodwill was higher than its carrying value and no impairment was necessary. During the third quarter, the Bancorp performed an internal analysis, noting no impairment was necessary. The Bancorp will perform their annual impairment test as of December 31, 2020, and depending on current market conditions, the Bancorp will consider the use of a third party expert to perform another quantitative goodwill valuation analysis.Goodwill totaled $11.1 million as of September 30, 2020, and December 31, 2019.

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

Amortization recorded for the nine months ended September 30, 2020 is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJSB	Total
Current period	$9	$43	$356	$337	$745

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJSB	Total
Remainder 2020	3	15	119	112	249
2021	12	58	475	449	994
2022	1	58	475	449	983
2023	-	38	475	449	962
2024	-	-	470	449	919
2025	-	-	-	261	261
2026	-	-	-		-
Total	$16	$169	$2,014	$2,169	$4,368

For the AJSB acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $174 thousand that is being amortized over 14 months on a straight line basis. Approximately $34 thousand of amortization was taken as income during the nine months ended September 30, 2020. The fair market premium on the certificates of deposit has fully amortized as of September 30, 2020.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2020, and 2019 are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2020	2019	2020	2019
Basic earnings per common share:
Net income as reported	$4,903	$3,578	$13,158	$9,823
Weighted average common shares outstanding..	3,463,136	3,451,797	3,461,598	3,416,045
Basic earnings per common share	$1.42	$1.04	$3.80	$2.88
Diluted earnings per common share:			-
Net income as reported	$4,903	$3,578	$13,158	$9,823
Weighted average common shares outstanding..	3,463,136	3,451,797	3,461,598	3,416,045
Weighted average common and dilutive potential common shares outstanding	3,463,136	3,451,797	3,461,598	3,416,045
Diluted earnings per common share	$1.42	$1.04	$3.80	$2.88

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the nine months ended September 30, 2020, stock based compensation expense of $309 thousand was recorded, compared to $232 thousand for the nine months ended September 30, 2019. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $687 thousand through 2023 with an additional $107 thousand in 2020, $339 thousand in 2021, $209 thousand in 2022, and $32 thousand in 2023.

There were no incentive stock options granted during the first nine months of 2020 or 2019. When options are granted, the cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options or awards. At September 30, 2020, there were no outstanding incentive stock options.

There were 13,243 shares of restricted stock granted during the first nine months of 2020 compared to 7,407 shares granted during the first nine months of 2019. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the year ended December 31, 2019, and nine months ended September 30, 2020, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	27,423	$32.58
Granted	7,407	43.00
Vested	(4,625)	29.37
Forfeited	-	-
Non-vested at December 31, 2019	30,205	$35.63

Non-vested at January 1, 2020	30,205	$35.63
Granted	13,243	44.30
Vested	(6,400)	27.50
Forfeited	-	-
Non-vested at September 30, 2020	37,048	$40.13

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

The following table shows the amounts of non-hedging derivative financial instruments:

September 30, 2020
	Notational or	Asset derivatives		Liability derivatives
(Dollars in thousands)	contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$61,909	Other assets	$4,062	Other liabilties	$4,062
Interest rate lock commitments	27,507	Other assets	495	N/A	-
Total	$89,416		$4,557		$4,062

December 31, 2019
	Notational or	Asset derivatives		Liability derivatives
(Dollars in thousands)	contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$29,466	Other assets	$1,358	Other liabilties	$1,358
Interest rate lock commitments	12,822	Other assets	186	N/A	-
Total	$42,288		$1,544		$1,358

   The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Nine Months Ended
		September 30,
(Dollars in thousands)	Statement of Income Classification	2020	2019
Interest rate swap contracts	Other income	$512	$338
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	309	-
Total		$821	$338

   The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2020
Interest rate swap contracts	$4,062	$-	$4,062	$-	$-	$4,062
Interest rate lock commitments	495	-	495	-	-	495
Total	$4,557	$-	$4,557	$-	$-	$4,557

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2019
Interest rate swap contracts	$1,358	$-	$1,358	$-	$-	$1,358
Interest rate lock commitments	186	-	186	-	-	186
Total	$1,544	$-	$1,544	$-	$-	$1,544

   The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2020
Interest rate swap contracts	$4,062	$-	$4,062	$-	$3,930	$132
Total	$4,062	$-	$4,062	$-	$3,930	$132

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2019
Interest rate swap contracts	$1,358	$-	$1,358	$-	$2,290	$(932)
Total	$1,358	$-	$1,358	$-	$2,290	$(932)

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

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in Thousands)
Collateralized
debt obligations
other-than-temporary
(Dollars in thousands)	impairment
Ending balance, December 31, 2019	$173
Additions not previously recognized	-
Ending balance, September 30, 2020	$173

At September 30, 2020, trust preferred securities with a cost basis of $2.2 million continue to be in “payment in kind” status. These trust preferred securities classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these trust preferred securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2020. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2020, Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$26,789	$26,789	$-	$-
U.S. government sponsored entities	4,989		4,989
Collateralized mortgage obligations and residential mortgage-backed securities	128,963	-	128,963	-
Municipal securities	162,561	-	162,561	-
Collateralized debt obligations	879	-	-	879
Total securities available-for-sale	$324,181	$26,789	$296,513	$879

		Fair Value Measurements at December 31, 2019, Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$9,670	$9,670	$-	$-
U.S. government sponsored entities	13,058	-	13,058	-
Collateralized mortgage obligations and residential mortgage-backed securities	150,988	-	150,988	-
Municipal securities	102,427	-	102,427	-
Collateralized debt obligations	1,076	-	-	1,076
Total securities available-for-sale	$277,219	$9,670	$266,473	$1,076

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2019	$2,049
Principal payments	(38)
Total unrealized gains, included in other comprehensive income	52
Transfers in and/or (out) of Level 3	(987)
Ending balance, December 31, 2019	$1,076

Beginning balance, January 1, 2020	$1,076
Principal payments	(16)
Total unrealized losses, included in other comprehensive income..	(181)
Sale out of Level 3	-
Ending balance, September 30, 2020	$879

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2020, Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,985	$-	$-	$10,985
Foreclosed real estate	501	-	-	501

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2019, Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,052	$-	$-	$7,052
Foreclosed real estate	1,083	-	-	1,083

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $12.3 million and the related specific reserves totaled approximately $1.3 million, resulting in a fair value of impaired loans totaling approximately $11.0 million, at September 30, 2020. The recorded investment of impaired loans was approximately $7.2 million and the related specific reserves totaled approximately $166 thousand, resulting in a fair value of impaired loans totaling approximately $7.1 million, at December 31, 2019. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	September 30, 2020		Estimated Fair Value Measurements at September 30, 2020 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$84,447	$84,447	$84,447	$-	$-
Certificates of deposit in other financial institutions	1,901	1,872	-	1,872	-
Securities available-for-sale	324,181	324,181	4,989	318,313	879
Loans held-for-sale	5,538	5,721	5,721	-	-
Loans receivable, net	965,226	986,847	-	-	986,847
Federal Home Loan Bank stock	3,918	3,918	-	3,918	-
Interest rate swap agreements	4,062	4,062	-	4,062	-
Accrued interest receivable	4,714	4,714	-	4,714	-

Financial liabilities:
Non-interest bearing deposits	258,170	258,170	258,170	-	-
Interest bearing deposits	1,022,486	1,023,402	737,047	286,355	-
Repurchase agreements	19,145	19,149	17,411	1,738	-
Borrowed funds	12,000	12,072	-	12,072	-
Interest rate swap agreements	4,062	4,062	-	4,062	-
Accrued interest payable	62	62	-	62	-

	December 31, 2019		Estimated Fair Value Measurements at December 31, 2019 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$47,258	$47,258	$47,258	$-	$-
Certificates of deposit in other financial institutions	2,170	2,137	-	2,137	-
Securities available-for-sale	277,219	277,219	9,670	266,473	1,076
Loans held-for-sale	6,091	6,204	6,204	-	-
Loans receivable, net	897,870	917,174	-	-	917,174
Federal Home Loan Bank stock	3,912	3,912	-	3,912	-
Interest rate swap agreements	1,358	1,358	-	1,358	-
Accrued interest receivable	4,029	4,029	-	4,029	-

Financial liabilities:
Non-interest bearing deposits	172,094	172,094	172,094	-	-
Interest bearing deposits	982,276	982,241	654,573	327,668	-
Repurchase agreements	11,499	11,499	9,721	1,778	-
Borrowed funds	14,000	14,108	-	14,108	-
Interest rate swap agreements	1,358	1,358	-	1,358	-
Accrued interest payable	179	179	-	179	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended September 30, 2020 and December 31, 2019:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bank (which was formerly known as Peoples Bank SB) converted from an Indiana-chartered stock savings bank to an Indiana-chartered commercial bank effective May 22, 2020. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2020, as compared to December 31, 2019, and the results of operations for the quarter and nine months ending September 30, 2020, and September 30, 2019. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

At September 30, 2020, the Bancorp had total assets of $1.5 billion, total loans receivable of $975.9 million and total deposits of $1.3 billion. Stockholders' equity totaled $148.9 million or 10.1% of total assets, with a book value per share of $43.01. Net income for the quarter ended September 30, 2020, was $4.9 million, or $1.42 earnings per common share for both basic and diluted calculations. For the quarter ended September 30, 2020, the return on average assets (ROA) was 1.33%, while the return on average stockholders’ equity (ROE) was 13.42%. Net income for the nine months ended September 30, 2020, was $13.2 million, or $3.80 earnings per common share for both basic and diluted calculations. For the nine months ended September 30, 2020, the ROA was 1.25%, while the ROE was 12.43%.

Recent Developments

COVID-19

In December 2019, COVID-19 was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. While many of these measures have been lifted or eased since the beginning of the pandemic and economic growth is beginning to recover, the pandemic resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak,the stock markets have experienced high levels of volatility at times and, in particular, many bank stocks have declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are encouraging lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality, restaurant, and retail industries.

In addition, the spread of COVID-19 has caused us to modify our business practices, including remote employee work locations, restrictions on employee travel, mask and social distancing guidelines for our employees, and the cancellation or postponement of physical participation in meetings, events, and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities and regulators.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be fully reopened in our market areas.

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

Impacts of COVID-19

The COVID-19 pandemic began to impact the Bancorp’s operations during March 2020, and as of the date of this report, continues to influence operating decisions. In response to the pandemic, the Bancorp’s management implemented the following policy actions:

●

Participating in the U.S. Small Business Administration’s Paycheck Protection Program , a program initiated to help small businesses maintain their workforce during the pandemic. As of September 30, 2020, the Bancorp approved 782 applications totaling $91.5 million, with an average loan size of approximately $117,000. These loans will help local business owners retain 10,758 employees based on the borrower’s applications. The Bancorp’s SBA lender fee is averaging approximately 3.80% for this program, and fees will be earned over the life of the associated loan.

●

Prudently helping borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Consistent with regulatory guidance, the Bancorp will consider deferring or modifying a loan customer’s repayment obligation if the customer’s cash flow has been negatively impacted by the pandemic. The Bancorp’s management anticipates that additional borrower deferral and modification requests will continue during the remainder of 2020 Loans modified to interest only payment or full payment deferral as part of the effects of COVID-19 as of September 30, 2020, are as follows:

(Dollars in thousands)	(Unaudited)
As of September 30, 2020	Mortgage loans		Commercial Loans
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Interest only payment	38	$4,399	5	$2,021
Full payment deferral	3	260	3	6,330
Total $	41	$4,659	8	$8,351

●

As the Bancorp continues to monitor the borrowers that are in and outside of deferral status, some loan relationships may be deemed non-performing. As of September 30, 2020, a single large commercial real estate loan relationship, which operates a hotel, with a carrying balance of $5.3 million, came out of deferral and was deemed non-performing because of the COVID-19 pandemic stresses. Through management’s review of the loan relationship, a specific reserve within the allowance for loan losses was allocated as of September 30, 2020. No other COVID-19 impacted loans that have come out of deferral have been deemed non-performing at this time. As of September 30, 2020, a total of 169 loans have come out of COVID-19 related deferral status and continue to be performing with carrying balances of $68.8 million.

●

Commercial real estate loans are one of the Bancorp’s primary loan concentrations. Key loan data for commercial real estate loans secured by restaurants, hotels, and retail non-owner occupied properties indicate a strong weighted average loan-to-value and debt service coverage. As of September 30, 2020, commercial real estate loans secured by restaurants totaled $22.1 million and represented 8% of the commercial real estate portfolio, and had a weighted average debt coverage ratio of 1.57 and loan to value of 49%. The restaurant portfolio is comprised of 46% quick service and fast casual loan balances. As of September 30, 2020, commercial real estate loans secured by hotels totaled $23.8 million and represented 8% of the commercial real estate portfolio, and had a weighted average debt coverage ratio of 1.40 and loan to value of 70%. The hotel portfolio is comprised of 89% flagged hotel loan balances. As of September 30, 2020, commercial real estate loans secured by retail non-owner occupied properties totaled $59.5 million and represented 21% of the commercial real estate portfolio and had a weighted average debt coverage of 1.55 and loan to value of 54%.

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

U.S. Small Business Administration Paycheck Protection Program

The Bank has participated in the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), which was initiated on April 3, 2020 in order to help small businesses maintain their workforce during the COVID-19 pandemic. The Bank began accepting applications from qualified business customers immediately upon the initiation of the PPP. Under the PPP, borrowers who use the funds for payroll and certain other expenses are eligible to have the loan balances forgiven by the SBA. Applications for forgiveness can be submitted to the Bank beginning eight weeks after loan disbursement. The PPP loans carry a fixed interest rate of 1.0% and a term of two years (for loans made before June 5, 2020) or five years (for loans made on or after June 5, 2020), if not forgiven, in whole or in part, and are 100% guaranteed by the SBA. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the Bank or the date that is nine months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. As of September 30, 2020, the Bank approved 782 applications totaling $91.5 million in loan requests, with an average loan size of approximately $117,000. The Bank began closing and funding PPP loans late during the week of April 6, 2020. These loans are expected to help local business owners retain 10,758 employees. We expect the majority of the PPP loans we have originated to qualify for and will have applied for forgiveness from the SBA by December 31, 2020. This expectation is subject to change due to borrower behavior, changing SBA requirements and processes related to loan forgiveness, and other relevant factors. The Bank is a certified SBA lender and was one of the first local banks to fund loans under the PPP. The PPP expired on August 8, 2020.

SBA Loan Subsidy Program

Pursuant to the CARES Act, Section 1112, Congress has determined that all existing borrowers under the SBA Section 7(a) program are adversely affected by COVID-19, and are therefore entitled to a subsidy in the form of relief payments. Specifically, the CARES Act provides that the SBA will pay the principal and interest on any existing and current SBA 7(a) loan for a period of nine months. These principal and interest payments will be made by the SBA directly to the SBA 7(a) lender and will begin with the next payment due. The Bancorp is a qualified SBA Section 7(a) lender, and is participating in the Section 1112 program. As of September 30, 2020, the Bancorp had 50 loans eligible for the program, with an aggregate principal amount of $9.4 million. Payments under the program will not constitute new loans for the Bancorp, but simply payments of principal and interest on loans that already exist in the Bancorp’s SBA 7(a) loan portfolio and are current on borrower payments. The Bancorp received its first tranche of payments under the program on April 30, 2020, and expects to receive subsequent payments from the SBA by the 25th of each month thereafter until the expiration of the six-month program period.

Financial Condition

During the nine months ended September 30, 2020, total assets increased by $152.3 million (11.5%), with interest-earning assets increasing by $158.0 million (12.9%). At September 30, 2020, interest-earning assets totaled $1.4 billion compared to $1.2 billion at December 31, 2019. Earning assets represented 93.2% of total assets at September 30, 2020 and 92.0% of total assets at December 31, 2019. The increase in total assets and interest earning assets for the nine months was primarily the result of the Bancorp’s participation in the PPP, and increased cash balances related to strong core deposit growth.

Net loans receivable totaled $975.9 million at September 30, 2020, compared to $906.9 million at December 31, 2019. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp continues to review its loan pipelines and credit product specifications in connection with the effects on economic activity and employment stemming from the COVID-19 global pandemic. As a result of this review, management believes the Bancorp’s loan portfolio and current pipelines are well-positioned to withstand the current effects of the pandemic and address the needs of the Bancorp’s customers

The Bancorp’s end-of-period loan balances were as follows:

	September 30,
	2020		December 31,
(Dollars in thousands)	(unaudited)		2019
	Balance	% Loans	Balance	% Loans

Residential real estate	$284,293	29.1%	$299,333	33.0%
Home equity	42,183	4.3%	49,181	5.4%
Commercial real estate	285,701	29.3%	283,108	31.2%
Construction and land development	89,176	9.1%	87,710	9.7%
Multifamily	50,701	5.2%	51,286	5.7%
Farmland	218	0.0%	227	0.0%
Consumer	467	0.0%	627	0.1%
Commercial business	182,182	18.7%	103,088	11.4%
Manufactured homes	27,814	2.8%	16,505	1.8%
Government	13,205	1.5%	15,804	1.7%
Loans receivable	$975,940	100.0%	$906,869	100.0%

Adjustable rate loans / loans receivable	$489,037	50.1%	$504,941	55.7%

	September 30,
	2020	December 31,
	(unaudited)	2019

Loans receivable to total assets	65.9%	68.3%
Loans receivable to earning assets	70.7%	74.2%
Loans receivable to total deposits	76.2%	78.6%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2020, the Bancorp originated $171.2 million in new fixed rate mortgage loans for sale, compared to $54.6 million during the nine months ended September 30, 2019. The increase in originations of these fixed rate mortgage loans was due to the low interest rate environment and new purchase, and customer preferences to refinance existing mortgages to lower rates. Net gains realized from the mortgage loan sales totaled $6.0 million for the nine months ended September 30, 2020, compared to $1.3 million for the nine months ended September 30, 2019. At September 30, 2020, the Bancorp had $5.5 million in loans that were classified as held for sale, compared to $6.1 million at December 31, 2019.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At September 30, 2020, non-performing loans that remained accruing and more than 90 days past due include two construction and land development loans totaling $345 thousand and one commercial busness loan totaling $234 thousand. The Bancorp will at times leave notes accruing, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2020	December 31, 2019
Residential real estate	$6,650	$4,826
Home equity	509	492
Commercial real estate	5,411	719
Construction and land development	345	-
Multifamily	528	420
Farmland	-	-
Commercial business	1,617	870
Consumer	-	-
Manufactured homes	-	46
Government	-	-
Total	$15,060	$7,373
Nonperforming loans to total loans	1.54%	0.81%
Nonperforming loans to total assets	1.02%	0.55%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2020 or December 31, 2019.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2020	December 31, 2019
Residential real estate	$6,690	$4,491
Home equity	542	507
Commercial real estate	8,269	1,565
Construction and land development	-	-
Multifamily	528	802
Farmland	-	-
Commercial business	1,426	727
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$17,455	$8,092

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2020	December 31, 2019
Residential real estate	$2,555	$4,203
Home equity	563	813
Commercial real estate	6,486	5,380
Construction and land development	-	-
Multifamily	1,567	-
Farmland	-	-
Commercial business	1,718	2,228
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$12,889	$12,624

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2020	December 31, 2019
Residential real estate	$2,203	$2,223
Home equity	361	437
Commercial real estate	6,394	1,565
Construction and land development	-	-
Multifamily	748	802
Farmland	-	-
Commercial business	2,609	2,191
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$12,315	$7,218

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2020	December 31, 2019
Residential real estate	$513	$480
Home equity	189	176
Commercial real estate	902	822
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	486	622
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$2,090	$2,100

The decrease in the troubled debt restructure loans reflected in the table above for the nine months ending September 30, 2020, was the result of one commercial business loan totaling $44 thousand which was charged off and payment reductions for various commercial business loans totaling $92 thousand. Offsetting the overall decline in troubled debt restructure loans was one commercial real estate loan totaling $145 thousand, one residential loan totaling $51 thousand and one home equity loan totaling $23 thousand which were renewed as a new troubled debt restructurings. The new troubled debt restructuring loans along with one commercial real estate customer with loans totaling $5.3 million, see above in Impacts of COVID-19 section for further disclosure on this loan, one commercial business relationship with loans totaling $394 thousand, and three commercial business customers with loans totaling $384 thousand contributed to the increase in impaired loans.

One commercial real estate customer with loans totaling $5.3 million, see above in Impacts of COVID-19 section for further disclosure on this loan, and residential real estate loans totaling $2.7 million contributed to the September 30, 2020, increase in nonperforming loans. One commercial real estate customer with loans totaling $5.3 million, residential real estate loans totaling $2.6 million and one commercial real estate customer with loans totaling $1.3 million contributed to the September 30, 2020, increase in substandard loans. One commercial real estate relationship with loans totaling $4.1 million and one commercial real estate customer with loans totaling $1.1 million contributed to the September 30, 2020, increase in watch loans, which was offset by the movement of one commercial real estate customer with loans totaling $5.3 million to substandard.  One commercial real estate customer with loans totaling $5.3 million, one commercial business relationship with loans totaling $394 thousand, and three commercial business customers with loans totaling $384 thousand contributed to the September 30, 2020, increase in impaired loans.

At September 30, 2020, management is of the opinion that there are no loans, except certain of those discussed above or as part of credit risk impacts of COVID-19, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the nine months ended are summarized below:

(Dollars in thousands)

Loan Segment	September 30, 2020	September 30, 2019
Residential real estate	$58	$142
Home equity	(11)	21
Commercial real estate	694	372
Construction and land development	91	238
Multifamily	21	32
Farmland	-	-
Commercial business	1,045	544
Consumer	(10)	33
Manufactured homes	-	(41)
Government	(17)	(19)
Total	$1,871	$1,322

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	As of September 30, 2020
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(2)	$15	$13
Home equity	-	-	-
Commercial real estate	(80)	-	(80)
Construction and land development	(17)	-	(17)
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(78)	17	(61)
Consumer	(22)	11	(11)
Manufactured homes	-	-
Government	-	-	-
Total	$(199)	$43	$(156)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2020, total purchased credit impaired loans reserves totaled $2.1 million compared to $2.2 million at December 31, 2019.  Additionally, the Bancorp has acquired loans where there was not evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired of $2.5 million at September 30, 2020, compared to $3.8 million at December 31, 2019. Details on these fair value marks and the additional reserves created can be found in Note 5, Loans Receivable.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	September 30, 2020	December 31, 2019

Allowance for loan losses	$10,714	$8,999
Total loans	$975,940	$906,869
Non-performing loans	$15,060	$7,373
ALL-to-total loans	1.10%	0.99%
ALL-to-non-performing loans (coverage ratio)	71.1%	122.1%

The non-GAAP ALL-to-total loans and coverage ratio when adjusted with purchased fair value marks and additional reserves discussed in Note 5, Loans Receivable, reconciled to the most directly comparable GAAP measure, are presented as follows:

($ in thousands)	(Unaudited)
For the nine months ended September 30, 2020	GAAP	Additional reserves not part of the ALL	Non-GAAP
Allowance for loan losses (ALL)	$10,714	$4,587	$15,301
Total loans	$975,940		$975,940
ALL to total loans	1.10%		1.57%

($ in thousands)	(Unaudited)
For the nine months ended September 30, 2020	GAAP	Additional reserves not part of the ALL	Non-GAAP
Allowance for loan losses (ALL)	$10,714	$4,587	$15,301
Non-performing loans	$15,060		$15,060
ALL to nonperfroming loans (coverage ratio)	71.14%		101.60%

The non-GAAP ALL-to-total loans ratio when adjusted for PPP loans, which are fully guaranteed by the SBA, outstanding at September 30, 2020, reconciled to the most directly comparable GAAP measure, is presented as follows:

($ in thousands)	(Unaudited)
For the nine months ended September 30, 2020	GAAP	Additional reserves not part of the ALL	Non-GAAP
Allowance for loan losses (ALL)	$10,714		$10,714
Total loans	$975,940	$91,453	$884,487
ALL to total loans	1.10%		1.21%

The Bancorp has included the above non-GAAP measures to help investors evaluate the allowance for loan loss once adjusted for purchased fair value marks and additional reserves, and also adjused for PPP loans that are fully guaranteed by the SBA.

The September 30, 2020, balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience, current economic and market conditions, and additional reserves from acquisition accounting as described in the immediately preceding paragraph. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2020, foreclosed real estate totaled $501 thousand, which was comprised of twelve properties, compared to $1.1 million and seventeen properties at December 31, 2019. Net gains from the sale of foreclosed real estate totaled $127 thousand for the nine months ended September 30, 2020. At the end of September 2020, all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $324.2 million at September 30, 2020, compared to $277.2 million at December 31, 2019, an increase of $47.0 million (16.9%). The increase in the securities portfolio during the year is a result of investment in the security portfolio and market value adjustments. At September 30, 2020, the securities portfolio represented 23.5% of interest-earning assets and 21.9% of total assets compared to 22.7% of interest-earning assets and 20.9% of total assets at December 31, 2019.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,
	2020		December 31,
(Dollars in thousands)	(unaudited)		2019
	Balance	% Securities	Balance	% Securities

Money market fund	$26,789	8.3%	$9,670	3.5%
U.S. government sponsored entities	4,989	1.5%	13,058	4.7%
Collateralized mortgage obligations and residential mortgage-backed securities	128,963	39.8%	150,988	54.5%
Municipal securities	162,561	50.1%	102,427	36.9%
Collateralized debt obligations	879	0.3%	1,076	0.4%
Total securities available-for-sale	$324,181	100.0%	$277,219	100.0%

	September 30,
	2020	December 31,	YTD
(Dollars in thousands)	(unaudited)	2019	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$68,495	$10,750	$57,745	537.2%
Fed funds sold	578	15,544	(14,966)	-96.3%
Certificates of deposit in other financial institutions	1,901	2,170	(269)	-12.4%
Federal Home Loan Bank stock	3,918	3,912	6	0.2%

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

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,
	2020	December 31,	YTD
(Dollars in thousands)	(unaudited)	2019	Change
	Balance	Balance	$	%

Checking	$516,904	$392,324	$124,580	31.8%
Savings	240,215	209,945	30,270	14.4%
Money market	238,098	224,398	13,700	6.1%
Certificates of deposit	285,439	327,703	(42,264)	-12.9%
Total deposits	$1,280,656	$1,154,370	$126,286	10.9%

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

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,
	2020	December 31,	YTD
(Dollars in thousands)	(unaudited)	2019	Change
	Balance	Balance	$	%

Repurchase agreements	$19,145	$11,499	$7,646	66.5%
Borrowed funds	12,000	14,000	(2,000)	-14.3%
Total borrowed funds	$31,145	$25,499	$5,646	22.1%

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

During the nine months ended September 30, 2020, cash and cash equivalents increased by $37.2 million compared to a $54.8 million increase for the nine months ended September 30, 2019. The primary sources of cash and cash equivalents were the proceeds from the sale of loans originated for sale, growth of deposits, proceeds and paydown of securities, and proceeds from sales of securities. The primary uses of cash and cash equivalents were origination of loans for sale, purchase of securities, other loan originations, and purchase of loan participations. Cash provided by operating activities totaled $20.3 million for the nine months ended September 30, 2020, compared to cash provided of $10.9 million for the nine month period ended September 30, 2019. Cash provided from operating activities was primarily a result of net income, change in accrued expenses and liabilities, sale of loans originated for sale, and depreciation and amortization, net of accretion, offset by the origination of loans for sale and gain on sale of loans held-for-sale. Cash outflows from investing activities totaled $111.8 million for the current period, compared to cash outflows of $7.8 million for the nine months ended September 30, 2019. Cash outflows from investing activities for the current nine months were primarily related to the purchase of securities available-for-sale, origination of loans, and purchase of loan participations, offset against the proceeds from the maturity, paydown, and sale of available-for-sale securities. Cash provided from financing activities totaled $128.7 million during the current period compared to net cash provided of $51.7 million for the nine months ended September 30, 2019. The cash inflows from financing activities were primarily a result of net change in deposits and change in other borrowed funds, offset against repayment of FHLB advances and payment of quarterly dividends. On a cash basis, the Bancorp paid dividends on common stock of $3.2 million for the nine months ended September 30, 2020, and $3.0 million for the nine months ended September 30, 2019.

At September 30, 2020, outstanding commitments to fund loans totaled $229.3 million. Approximately 56.8% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $10.9 million at September 30, 2020. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2020, stockholders' equity increased by $14.8 million (11.1%). During the nine months ended September 30, 2020, stockholders’ equity was primarily increased by net income of $13.2 million and increased unrealized gains on available securities of $4.7 million. Decreasing stockholders’ equity was the declaration of $3.2 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first nine months of 2020 or 2019. During 2020, 6,400 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the financial statements, of which 1,904 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

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

During the nine months ended September 30, 2020, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled trust preferred securities with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $10.4 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at September 30, 2020, and December 31, 2019, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$122.6	12.8%	$43.3	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$122.6	12.8%	$57.7	6.0%	N/A	N/A
Total capital to risk-weighted assets	$133.3	13.9%	$76.9	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$122.6	8.3%	$59.5	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$110.8	11.8%	$42.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$110.8	11.8%	$56.5	6.0%	N/A	N/A
Total capital to risk-weighted assets	$119.8	12.7%	$75.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$110.8	8.5%	$52.3	4.0%	N/A	N/A

In addition, the following table shows that, at September 30, 2020, and December 31, 2019, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$120.9	12.6%	$43.3	4.5%	$62.5	6.5%
Tier 1 capital to risk-weighted assets	$120.9	12.6%	$57.7	6.0%	$76.9	8.0%
Total capital to risk-weighted assets	$131.6	13.7%	$76.9	8.0%	$96.2	10.0%
Tier 1 capital to adjusted average assets	$120.9	8.2%	$59.4	4.0%	$74.2	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$108.9	11.6%	$42.4	4.5%	$61.2	6.5%
Tier 1 capital to risk-weighted assets	$108.9	11.6%	$56.5	6.0%	$75.3	8.0%
Total capital to risk-weighted assets	$117.9	12.5%	$75.3	8.0%	$94.1	10.0%
Tier 1 capital to adjusted average assets	$108.9	8.3%	$52.3	4.0%	$65.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is primarily dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2020, without the need for qualifying for an exemption or prior DFI approval, is its 2020 net profits. Moreover, the FDIC and the FRB may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On August 28, 2020, the Board of Directors of the Bancorp declared a third quarter dividend of $0.31 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 2, 2020.

Results of Operations - Comparison of the Quarter Ended September 30, 2020 to the Quarter Ended September 30, 2019

For the quarter ended September 30, 2020, the Bancorp reported net income of $4.9 million, compared to net income of $3.6 million for the quarter ended September 30, 2019, an increase of $1.3 million (37.0%). For the quarter, the ROA was 1.33%, compared to 1.08% for the quarter ended September 30, 2019. The ROE was 13.42% for the quarter ended September 30, 2020, compared to 11.05% for the quarter ended September 30, 2019.

Net interest income for the quarter ended September 30, 2020 was $11.7 million, an increase of $893 thousand (8.3%), compared to $10.8 million for the quarter ended September 30, 2019. The weighted-average yield on interest-earning assets was 3.75% for the quarter ended September 30, 2020, compared to 4.40% for the quarter ended September 30, 2019. The weighted-average cost of funds for the quarter ended September 30, 2020 was 0.35% compared to 0.86% for the quarter ended September 30, 2019. The impact of the 3.75% return on interest earning assets and the 0.35% cost of funds resulted in an interest rate spread of 3.40% for the current quarter, a decrease from the 3.54% spread for the quarter ended September 30, 2019. The net interest margin on earning assets was 3.41% for the quarter ended September 30, 2020 and 3.56% for the quarter ended September 30, 2019. On a tax equivalent basis, the Bancorp’s net interest margin was 3.53% for the quarter ended September 30, 2020, compared to 3.63% for the quarter ended September 30, 2019. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2020			September 30, 2019
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$72,920	$22	0.12	$45,686	$262	2.29
Federal funds sold	719	7	3.89	5,141	46	3.58
Certificates of deposit in other financial institutions	1,877	10	2.13	2,076	18	3.47
Securities available-for-sale	315,090	1,506	1.91	258,851	1,612	2.49
Loans receivable	975,794	11,263	4.62	896,096	11,335	5.06
Federal Home Loan Bank stock	3,918	28	2.86	3,912	47	4.81
Total interest earning assets	1,370,318	$12,836	3.75	1,211,762	$13,320	4.40
Cash and non-interest bearing deposits in other financial institutions	15,814			23,183
Allowance for loan losses	(9,917)			(8,887)
Other noninterest bearing assets	98,879			93,937
Total assets	$1,475,094			$1,319,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,282,698	$1,050	0.33	$1,146,053	$2,353	0.82
Repurchase agreements	16,246	15	0.37	13,696	64	1.87
Borrowed funds	12,000	83	2.77	17,000	108	2.54
Total interest bearing liabilities	1,310,944	$1,148	0.35	1,176,749	$2,525	0.86
Other noninterest bearing liabilities	18,034			13,781
Total liabilities	1,328,978			1,190,530
Total stockholders' equity	146,116			129,465
Total liabilities and stockholders' equity	$1,475,094			$1,319,995

The decrease in interest income for interest bearing deposits in other financial institutions was the result of lower weighted average rates for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. The decrease in interest income for federal funds sold was the result of lower average balances for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. The decrease in interest income for certificates of deposit in other financial institutions was the result of lower average balances and lower average rates received for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. The decrease in interest income for securities available-for-sale was primarily the result of lower average rates for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. The decrease in interest income for loans receivable was the result of lower weighted average rates received during quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. The decrease in Federal Home Loan Bank stock was the result of lower weighted average rates received during quarter ended September 30, 2020, compared to quarter ended September 30, 2019. The decrease in the interest expense of total deposits was the result of lower weighted average rates for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. The decrease in the interest expense for repurchase agreements was the result of lower weighted average rates for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. The decrease in the interest expense for borrowed funds was the result of lower weighted average balances for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019.

The following table shows the change in noninterest income for the quarter ending September 30, 2020, and September 30, 2019.

	Quarter Ended
(Dollars in thousands)	September 30,		Quarter Ended
	2020	2019	$ Change	% Change
Noninterest income:
Gain on sale of loans held-for-sale, net	$2,420	$681	$1,739	255.4%
Fees and service charges	1,473	1,203	270	22.4%
Wealth management operations	537	447	90	20.1%
Gain on sale of securities, net	197	102	95	93.1%
Increase in cash value of bank owned life insurance	177	177	0	0.0%
Gain on sale of foreclosed real estate, net	24	43	(19)	-44.2%
Benefit from bank owned life insurance	-	205	(205)	-100.0%
Other	27	39	(12)	-30.8%
Total noninterest income	$4,855	$2,897	$1,958	67.6%

The increase in gain on sale of loans is the result of the current economic and rate environment, which we anticipate will return to more normal levels as the current low rate environment persists or rates return to higher levels. The increase in fees and service charges is primarily the result of increased lending fees earned as part of opportunities resulting from the current economic and rate environment. The increase in wealth management income is the result of the Bancorp’s continued focus on expanding its wealth management line of business. The increase in gains on the sale of securities is a result of current market conditions and actively managing the portfolio. In the third quarter of 2019, a death benefit from bank owned life insurance was recorded, no similar events have occurred in 2020.

The following table shows the change in noninterest expense for the quarter ending September 30, 2020, and September 30, 2019.

	Quarter Ended
(Dollars in thousands)	September 30,		Quarter Ended
	2020	2019	$ Change	% Change
Noninterest expense:
Compensation and benefits	$5,263	$4,932	$331	6.7%
Occupancy and equipment	1,150	1,231	(81)	-6.6%
Data processing	583	627	(44)	-7.0%
Federal deposit insurance premiums	216	18	198	1100.0%
Marketing	176	170	6	3.5%
Other	2,393	2,291	102	4.5%
Total noninterest expense	$9,781	$9,269	$512	5.5%

The increase in compensation and benefits is primarily the result of management’s continued focus on talent management and retention. The increase in federal deposit insurance premiums is the result of one-time credits received in the third quarter of 2019. The increase in other operating expenses is primarily the result of investments in strategic initiatives. The Bancorp’s efficiency ratio was 59.1% for the quarter ended September 30, 2020, compared to 67.7% for the quarter ended September 30, 2019. The more favorable ratio for the current period is primarily attributable to the increase in noninterest income and net interest income. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the quarter ended September 30, 2020, totaled $1.0 million, compared to income tax expense of $351 thousand for the quarter ended September 30, 2019, an increase of $659 thousand (187.7%). The combined effective federal and state tax rates for the Bancorp was 17.1% for the quarter ended September 30, 2020, compared to 8.9% for the quarter ended September 30, 2019. The increase in the effective tax rate for the quarter ended Sepetmber 30, 2020, is the result of lower tax preferred income relative to the increase to earnings and lower tax benefits resulting from a new market tax credit.

Results of Operations - Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, the Bancorp reported net income of $13.2 million, compared to net income of $9.8 million for the nine months ended September 30, 2019, an increase of $3.3 million (34.0%). For the nine months ended, the ROA was 1.25%, compared to 1.03% for the nine months ended September 30, 2019. The ROE was 12.43% for the nine months ended September 30, 2020, compared to 10.54% for the nine months ended September 30, 2019.

Net interest income for the nine months ended September 30, 2020, was $33.8 million, an increase of $1.2 million (3.6%), compared to $32.6 million for the nine months ended September 30, 2019. The weighted-average yield on interest-earning assets was 3.96% for the nine months ended September 30, 2020, compared to 4.49% for the nine months ended September 30, 2019. The weighted-average cost of funds for the nine months ended September 30, 2020, was 0.52% compared to 0.78% for the nine months ended September 30, 2019. The impact of the 3.96% return on interest earning assets and the 0.52% cost of funds resulted in an interest rate spread of 3.44% for the current nine months, which is a decrease from the spread of 3.71% as of September 30, 2019. The net interest margin on earning assets was 3.46% for the nine months ended September 30, 2020, and 3.73% for the nine months ended September 30, 2019. On a tax equivalent basis, the Bancorp’s net interest margin was 3.58% for the nine months ended September 30, 2020, compared to 3.80% for the nine months ended September 30, 2019. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2020			September 30, 2019
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$42,025	$91	0.29	$33,191	$438	1.76
Federal funds sold	2,716	92	4.52	4,811	123	3.41
Certificates of deposit in other financial institutions	1,859	35	2.51	2,149	50	3.10
Securities available-for-sale	295,073	4,708	2.13	253,004	5,101	2.69
Loans receivable	954,985	33,589	4.69	867,941	33,363	5.13
Federal Home Loan Bank stock	3,916	95	3.23	3,894	136	4.66
Total interest earning assets	1,300,574	$38,610	3.96	1,164,990	$39,211	4.49
Cash and non-interest bearing deposits in other financial institutions	17,530			23,496
Allowance for loan losses	(9,508)			(8,449)
Other noninterest bearing assets	98,611			92,595
Total assets	$1,407,207			$1,272,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,222,497	$4,494	0.49	$1,094,631	$6,036	0.74
Repurchase agreements	13,959	72	0.69	12,636	179	1.89
Borrowed funds	13,386	270	2.69	19,935	402	2.69
Total interest bearing liabilities	1,249,842	$4,836	0.52	1,127,202	$6,617	0.78
Other noninterest bearing liabilities	16,270			21,179
Total liabilities	1,266,112			1,148,381
Total stockholders' equity	141,095			124,251
Total liabilities and stockholders' equity	$1,407,207			$1,272,632

The decrease in interest income for interest bearing deposits in other financial institutions was the result of lower weighted average rates for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease in interest income for federal funds sold was primarily the result of lower weighted average balances for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease in interest income for certificates of deposits in other financial institutions was primarily the result of lower average balance and lower weighted average rates for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease in interest income for securities available-for-sale was the result of lower weighted average rates for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase in interest income for loans receivable was the result of higher average balances during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease in the interest expense of total deposits was the result of lower weighted average rates for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease in the interest expense of repurchase agreements was the result of lower weighted average rates for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease in the interest expense of borrowed funds was the result of lower average balances for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

The following table shows the change in noninterest income for the nine months ending September 30, 2020, and September 30, 2019.

	Nine Months Ended
(Dollars in thousands)	September 30,		Nine Months Ended
	2020	2019	$ Change	% Change
Noninterest income:
Gain on sale of loans held-for-sale, net	$6,037	$1,323	$4,714	356.3%
Fees and service charges	3,673	3,608	65	1.8%
Wealth management operations	1,605	1,426	179	12.6%
Gain on sale of securities, net	1,374	754	620	82.2%
Increase in cash value of bank owned life insurance	534	519	15	2.9%
Gain on sale of foreclosed real estate, net	127	83	44	53.0%
Benefit from bank owned life insurance	-	205	(205)	0.0%
Other	97	217	(120)	-55.3%
Total noninterest income	$13,447	$8,135	$5,312	65.3%

The increase in gain on sale of loans is the result of the current economic and rate environment, which we anticipate will return to more normal levels as the current low rate environment persists or rates return to higher levels. The increase in fees and service charges is primarily the result of increased lending fees earned as part of opportunities resulting from the current economic and rate environment. The increase in wealth management income is the result of the Bancorp’s continued focus on expanding its wealth management line of business. The increase in gains on the sale of securities is a result of current market conditions and actively managing the portfolio. In the prior year, a death benefit from bank owned life insurance was recorded, no events have occurred in the first nine months of 2020. The decrease in other noninterest income is the result of a one-time fixed asset sale for a gain in the prior year.

The following table shows the change in noninterest expense for the six ending September 30, 2020, and September 30, 2019.

	Nine Months Ended
(Dollars in thousands)	September 30,		Nine Months Ended
	2020	2019	$ Change	% Change
Noninterest expense:
Compensation and benefits	$15,851	$14,333	$1,518	10.6%
Occupancy and equipment	3,854	3,522	332	9.4%
Data processing	1,671	2,407	(736)	-30.6%
Federal deposit insurance premiums	571	286	285	99.7%
Marketing	564	783	(219)	-28.0%
Other	7,033	6,651	382	5.7%
Total noninterest expense	$29,544	$27,982	$1,562	5.6%

The increase in compensation and benefits is primarily the result of management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to facilities improvement efforts aimed at enhancing technology and to accommodate recent growth. The decrease in data processing expense is primarily the result of prior year data conversion expenses incurred in the first quarter of 2019 related to the acquisition of AJSB. The decrease in federal deposit insurance premiums is the result of one-time credits received during 2019. The decrease in marketing is a result of the timing of the Bancorp’s marketing initiatives. The increase in other operating expenses is primarily the result of investments in strategic initiatives. The Bancorp’s efficiency ratio was 62.6% for the nine months ended September 30, 2020, compared to 68.7% for the nine months ended September 30, 2019. The more favorable ratio for the current period is primarily attributable to the increase in noninterest income and net interest income. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the nine months ended September 30, 2020 totaled $2.6 million, compared to income tax expense of $1.6 million for the nine months ended September 30, 2019, an increase of $1.0 million (65.3%). The combined effective federal and state tax rates for the Bancorp was 16.8% for the nine months ended September 30, 2020, compared to 14.0% for the nine months ended September 30, 2019. The Bancorp’s higher current period effective tax rate is a result of a decrease in tax preferred income in relation to the increase of income.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2020, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

Item 1A.     Risk Factors

Not Applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the nine months ended September 30, 2020 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2020 – January 31, 2020	-	N/A	-	48,828
February 1, 2020 – February 28, 2020	-	N/A	-	48,828
March 1, 2020 – March 31, 2020	-	N/A	-	48,828
April 1, 2020 – April 30, 2020	-	N/A	-	48,828
May 1, 2020 – May 31, 2020	-	N/A	-	48,828
June 1, 2020 – June 30, 2020	-	N/A	-	48,828
July 1, 2020 – July 31, 2020	-	N/A	-	48,828
August 1, 2020 – August 31, 2020	-	N/A	-	48,828
September 1, 2020 – September 30, 2020	-	N/A	-	48,828
	-	N/A	-	48,828

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

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: November 6, 2020	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: November 6, 2020	/s/ Robert T. Lowry
Robert T. Lowry
Executive Vice President, Chief Financial
Officer and Treasurer