Form 10-K
period 2020-12-31
NORTHWEST INDIANA BANCORP
filed 2021-03-22
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer: ☐	Accelerated filer: ☐
Non-Accelerated filer: ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2020, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $91,966,808.

There were 3,478,921 shares of the registrant’s Common Stock, without par value, outstanding at March 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1. Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders. (Part III)

NorthWest Indiana Bancorp

Index

		Page Number
PART I.
	Item 1. Business	3
	Item 1A. Risk Factors	34
	Item 1B. Unresolved Staff Comments	45
	Item 2. Properties	46
	Item 3. Legal Proceedings	47
	Item 4. Mine Safety Disclosures	47
	Item 4.5 Executive Officers of the Bancorp	47
PART II.
	Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
	Item 6. Selected Financial Data	50
	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	51
	Item 7A. Quantitative and Qualitative Disclosures about Market Risk	65
	Item 8. Financial Statements	66
	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	111
	Item 9A. Controls and Procedures	111
	Item 9B. Other Information	112
PART III.
	Item 10. Directors, Executive Officers and Corporate Governance	113
	Item 11. Executive Compensation	113
	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	113
	Item 13. Certain Relationships and Related Transactions, and Director Independence	113
	Item 14. Principal Accountant Fees and Services	113
PART IV.
	Item 15. Exhibits and Financial Statement Schedules	114
SIGNATURES		116
EXHIBIT INDEX		114

PART I

Item 1. Business

General

NorthWest Indiana Bancorp, an Indiana corporation (the “Bancorp” or “NWIN”), was incorporated on January 31, 1994, and is the holding company for Peoples Bank, an Indiana-chartered commercial bank (the “Bank”). The Bank is a wholly owned subsidiary of the Bancorp. The Bancorp’s business activities include being a holding company for the Bank and the Bank's wholly owned subsidiaries, as well as a holding company for NWIN Risk Management, Inc., a captive insurance company.

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

Certain of the statements made in this report are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact, including statements regarding our financial position, business strategy, and the plans and objectives of our management for future operations, are forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions relating to the future.

Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially, and adversely or positively, from the expectations of the Bancorp that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Bancorp’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to:

●

the significant risks and uncertainties for our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its influence on financial markets, the effectiveness of our remote work arrangements and staffing levels in branches and other operational facilities, and actions taken by governmental authorities and other third parties in response to the pandemic;

●	the use of proceeds of future offerings of securities;

●	capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Bancorp of outstanding debt or equity securities;

●	changes in asset quality and credit risk;

●	our ability to sustain revenue and earnings growth;

●	changes in interest rates, market liquidity, and capital markets, as well as the magnitude of such changes, which may reduce net interest margins;

●	inflation;

●	customer acceptance of the Bancorp’s products and services;

●	customer borrowing, repayment, investment, and deposit practices;

●	customer disintermediation;

●	the introduction, withdrawal, success, and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies;

●	competitive conditions;

●	our ability to realize cost savings or revenues or to implement integration plans and other consequences associated with mergers, acquisitions, and divestitures;

●	changes in fiscal, monetary, and tax policies;

●	factors that may cause the Bancorp to incur impairment charges on its investment securities;

●	electronic, cyber, and physical security breaches;

●	claims and litigation liabilities, including related costs, expenses, settlements, and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

●	changes in accounting principles and interpretations;

●	economic conditions;

●	the impact, extent, and timing of technological changes, capital management activities, and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and

●	other factors and risk described in our other filings we make with the SEC under the Exchange Act.

In addition to the above factors, we also caution that the actual amounts and timing of any future common stock dividends or share repurchases will be subject to various factors, including our capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory and accounting considerations, as well as any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will repurchase shares or pay any dividends to holders of our common stock, or as to the amount of any such repurchases or dividends. Further, statements about the effects of the COVID-19 pandemic on our business, operations, financial performance, and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable, and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties, and us.

Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The foregoing list of important factors is not exclusive and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of us. The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K lists some of the factors that could cause the Bancorp’s actual results to vary materially from those expressed in or implied by any forward-looking statements. We direct your attention to this discussion. Other risks and uncertainties that could affect the Bancorp’s future performance are set forth below in Item 1A, “Risk Factors.”

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

Under Indiana Law, an Indiana bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2020, under the 15% of capital and surplus limitation was approximately $20,315,000. At December 31, 2020, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2020, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan and type of collateral at the end of each of the last five years. The amounts are stated in thousands (000’s).

	2020	2019	2018	2017	2016
Type of loan:
Conventional real estate loans:
Construction and development	$93,562	$87,710	$64,433	$50,746	$38,937
Loans on existing properties (1)	673,980	683,135	569,384	463,368	437,361
Consumer (2)	31,929	17,132	6,043	461	524
Commercial business	156,965	103,088	103,439	76,851	77,299
Government	10,142	15,804	21,101	28,785	29,529
Loans receivable (3)	$966,578	$906,869	$764,400	$620,211	$583,650
Type of collateral:
Real estate:
1-to-4 family	$324,937	$348,513	$268,805	$208,910	$205,838
Other dwelling units, land and commercial real estate	442,604	422,332	365,012	305,204	270,461
Consumer	29,961	16,366	5,813	321	424
Commercial business	156,838	102,879	103,012	76,666	76,735
Government	10,142	15,804	21,101	28,785	29,529
Loans receivable (4)	$964,482	$905,894	$763,743	$619,886	$582,987

Average loans outstanding during the period (3)	$961,187	$876,611	$684,159	$602,426	$587,119

(1)	Includes residential and commercial construction loans converted to permanent term loans and commercial real estate loans.
(2)	Includes overdrafts to deposit accounts.
(3)	Net of unearned income and net deferred loan fees.
(4)	Net of unearned income and net deferred loan fees. Does not include unsecured loans.

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2020 regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one
	within	but within	After
	one year	five years	five years	Total
Real estate	$52,403	$125,320	$589,819	$767,542
Consumer	135	7,578	24,216	31,929
Commercial business, and other	41,626	105,973	19,508	167,107
Total loans receivable	$94,164	$238,871	$633,543	$966,578

The following table sets forth the dollar amount of all loans due after one year from December 31, 2020, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Real estate	$301,246	$413,893	$715,139
Consumer	31,794	-	31,794
Commercial business, and other	111,728	13,753	125,481
Total loans receivable	$444,768	$427,646	$872,414

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

Designated officers have authorities, established by the Board of Directors, to approve loans. Loans up to $2,500,000 are approved by the loan officers’ loan committee. Loans from $2,500,000 to $5,000,000 are approved by the senior officers’ loan committee (SOLC). Loans from $5,000,000 to $10,000,000 are approved the executive officer’s loan committee. All loans in excess of $10,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Credit Committee. (All members of the Bank’s Board of Directors and Credit Committee are also members of the Bancorp’s Board of Directors and Credit Committee, respectively.) Certain loan renewals and extensions may not require approval by the Board of Directors or the Credit Committee as long as there is no material change, credit downgrade, significant change in borrower or guarantor status, material release or change in collateral value or the eligible loan renewal or extension is not outside the current concentration limits set by the Board of Directors. The maximum in-house legal lending limit as set by the Board of Directors is the lower of 10% of the Bank’s risk based capital or $10,000,000. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board action. The Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $500,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 2020, 80% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a one, three, five, seven or ten year period. ARM originations totaled $9.9 million for 2020 and $17.0 million for 2019. During 2020, ARMs represented 3.2% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

Manufactured Homes. The Bancorp purchases fixed rate closed loans from a third party that are subject to Bancorp’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans have partial recourse secured by a reserve account held at the Bancorp, further detail regarding this reserve can be found in Note 4 – Loans Receivable.

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

	2020	2019	2018	2017	2016
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$7,370	$5,267	$5,405	$3,858	$4,521
Commercial	5,390	658	695	466	456
Commercial business	1,039	582	495	672	628
Total	$13,799	$6,507	$6,595	$4,996	$5,605

Accruing loans which are contractually past due 90 days or more:
Real estate:
Commercial	$457	$61	$-	$-	$-
Residential	109	471	172	227	500
Commercial business	-	288	149	-	-
Consumer	-	46	-	-	-
Total	$566	$866	$321	$227	$500

Loans that qualify as troubled debt restructurings and accruing:
Real estate:
Commercial	$872	$823	$1,074	$181	$-
Residential	542	494	598	302	-
Commercial business	61	459	234	52	60
Consumer	-	-	-	-	-
Total	$1,475	$1,776	$1,906	$535	$60

Total of non-accrual, 90 days past due and accruing, and restructurings	$15,840	$9,149	$8,822	$5,758	$6,165

Ratio of non-performing loans to total assets	0.96%	0.56%	0.63%	0.56%	0.67%
Ratio of non-performing loans to total loans	1.49%	0.81%	0.90%	0.84%	1.05%

* non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more

Foreclosed real estate	$538	$1,083	$1,627	$1,699	$2,665
Ratio of foreclosed real estate to total assets	0.04%	0.08%	0.15%	0.18%	0.29%

During 2020, gross interest income of $817 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $67 thousand.

Federal regulations require banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the general loan loss reserve are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements.

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2020 or December 31, 2019.

The Bancorp's substandard loans are summarized below:
(Dollars in thousands)
Loan Segment	December 31, 2020	December 31, 2019
Residential real estate	$6,387	$4,491
Home equity	495	507
Commercial real estate	8,180	1,565
Construction and land development	-	-
Multifamily	504	802
Farmland	-	-
Commercial business	1,061	727
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$16,627	$8,092

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:
(Dollars in thousands)
Loan Segment	December 31, 2020	December 31, 2019
Residential real estate	$3,539	$4,203
Home equity	761	813
Commercial real estate	11,983	5,380
Construction and land development	3,652	-
Multifamily	1,408	-
Farmland	-	-
Commercial business	1,341	2,228
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$22,684	$12,624

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

The Bancorp’s impaired loans, including purchased credit impaired loans, are summarized below:
(Dollars in thousands)
Loan Segment	December 31, 2020	December 31, 2019
Residential real estate	$2,165	$2,223
Home equity	353	437
Commercial real estate	6,341	1,565
Construction and land development	-	-
Multifamily	716	802
Farmland	-	-
Commercial business	2,246	2,191
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$11,821	$7,218

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

The Bancorp’s troubled debt restructured loans are summarized below:
(Dollars in thousands)
	December 31, 2020		December 31, 2019
Loan Segment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	8	$614	6	$480
Home equity	7	187	6	176
Commercial real estate	4	872	3	822
Construction and land development	-	-	-	-
Multifamily	-	-	-	-
Farmland	-	-	-	-
Commercial business	6	448	7	622
Consumer	-	-	-	-
Manufactured homes	-	-	-	-
Government	-	-	-	-
Total	$25	$2,121	$22	$2,100

One commercial real estate customer with loans totaling $5.3 million and residential real estate loans totaling $3.0 million contributed to the December 31, 2020, increase in nonperforming loans. One commercial real estate customer with loans totaling $5.3 million, residential real estate loans totaling $2.8 million and one commercial real estate customer with loans totaling $1.3 million contributed to the December 31, 2020, increase in substandard loans. One commercial real estate relationship with loans totaling $8.6 million, one commercial real estate relationship with loans totaling $4.1 million, and one commercial real estate customer with loans totaling $1.1 million contributed to the December 31, 2020, increase in special mention loans, which was offset by the movement of one commercial real estate customer with loans totaling $1.3 million to substandard and a $2.1 million decline in residential real estate loans. One commercial real estate customer with loans totaling $5.3 million, one commercial business relationship with loans totaling $360 thousand, and two commercial business customers with loans totaling $303 thousand contributed to the December 31, 2020, increase in impaired loans.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	2020	2019	2018	2017	2016
Balance at beginning of period	$8,999	$7,962	$7,482	$7,698	$6,953
Loans charged-off:
Real estate residential	(2)	(160)	(242)	(1,019)	(529)
Commercial real estate	(97)	(229)	(119)	-	-
Commercial business	(158)	(1,178)	(592)	(386)	-
Consumer	(29)	(54)	(58)	(71)	(33)
Total charge-offs	(286)	(1,621)	(1,011)	(1,476)	(562)
Recoveries:
Residential real estate	27	29	1	3	2
Commercial real estate	-	-	24	-	-
Commercial business	17	25	134	39	28
Consumer	14	20	24	18	9
Total recoveries	58	74	183	60	39
Net (charge-offs) / recoveries	(228)	(1,547)	(828)	(1,416)	(523)
Provision for loan losses	3,687	2,584	1,308	1,200	1,268
Balance at end of period	$12,458	$8,999	$7,962	$7,482	$7,698

ALL to loans outstanding	1.29%	0.99%	1.04%	1.21%	1.32%
ALL to nonperforming loans	86.72%	122.05%	115.12%	143.26%	126.10%
Net charge-offs / recoveries to average loans outstanding during the period	-0.02%	-0.18%	-0.12%	-0.23%	-0.09%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2020		2019		2018		2017		2016
	$	%	$	%	$	%	$	%	$	%
Real estate loans:
Residential	2,487	33.8	2,035	38.4	1,917	35.2	1,734	33.7	2,410	35.3
Commercial and other dwelling	7,437	45.6	5,400	46.6	4,563	47.7	4,365	49.2	4,302	46.3
Consumer loans	26	3.3	43	1.9	82	0.7	31	0.1	34	0.1
Commercial business and other	2,508	17.3	1,521	13.1	1,400	16.4	1,352	17.0	952	18.3
Total	12,458	100.0	8,999	100.0	7,962	100.0	7,482	100.0	7,698	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2020, the Bancorp did not hold as investments any derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, and municipal securities. In addition, short-term funds are generally invested as interest bearing balances in financial institutions and federal funds. At December 31, 2020, the Bancorp’s investment portfolio totaled $410.7 million. In addition, the Bancorp had $3.9 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2020	2019	2018
Money market fund	$52,941	$9,670	$2,480
U.S. government agencies:
Available-for-sale	7,860	13,058	7,894
Mortgage-backed securities (1):
Available-for-sale	97,941	77,316	50,583
Collateralized Mortgage Obligations (1):
Available-for-sale	56,795	73,672	84,698
Municipal Securities:
Available-for-sale	194,203	102,427	94,064
Trust Preferred Securities:
Available-for-sale	929	1,076	2,049
Totals	$410,669	$277,219	$244,490

________________________

(1) Mortgage-backed securities and Collateralized Mortgage Obligations are U.S. government agency and sponsored securities.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2020, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Money market fund:	$52,941	0.03%	$-	0.00%	$-	0.00%	$-	0.00%
U.S. government Agencies:
AFS	-	0.00%	-	0.00%	7,860	1.00%	-	0.00%
Municipal Securities:
AFS	-	0.00%	3,779	4.20%	15,483	3.39%	174,941	3.40%
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	929	0.96%
Totals	$52,941	0.03%	$3,779	4.20%	$23,343	2.59%	$175,870	3.39%

The Bancorp currently holds two trust preferred securities and the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2020, the cost basis of the two trust preferred securities on non-accrual status totaled $2.2 million.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2020, the Bancorp had $13.7 million in repurchase agreements. Other borrowings totaled $6.1 million, which consisted of $6.0 million in FHLB advances and $149 thousand of federal funds purchased.

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

	2020		2019		2018
	Amount	Rate %	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$236,400	-	$169,781	-	$124,866	-
Interest bearing demand deposits	240,028	0.13	217,222	0.22	190,372	0.15
MMDA accounts	233,904	0.36	193,915	0.99	157,228	0.45
Savings accounts	230,579	0.07	211,492	0.17	144,746	0.08
Certificates of deposit	298,403	1.34	316,277	1.77	222,267	1.21
Total deposits	$1,239,314	0.43	$1,108,687	0.75	$839,479	0.45

Maturities of time certificates of deposit and other time deposits of $100 thousand or more at December 31, 2020, are summarized as follows. The amounts are stated in thousands (000’s).

3 months or less	$47,206
Over 3 months through 6 months	23,586
Over 6 months through 12 months	66,621
Over 12 months	12,986
Total	$150,399

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

	At December 31,
Repurchase agreements:	2020	2019	2018
Balance	$13,711	$11,499	$11,628
Securities underlying the agreements:
Ending carrying amount	8,950	16,961	16,262
Ending fair value	8,950	16,961	16,262
Weighted average rate (1)	0.32%	1.51%	1.44%

	For year ended December 31,
	2020	2019	2018
Highest month-end balance	$21,100	$20,628	$16,672
Average outstanding balance	16,975	12,928	12,754
Weighted average rate on securities sold under agreements to repurchase (2)	0.58%	1.80%	1.38%

	At December 31,
	2020	2019	2018
Fixed rate short-term advances from the FHLB	$6,000	$8,000	$9,000
Federal funds purchased	149	-	-
Fixed rate long-term advances from the FHLB	-	6,000	14,000
Variable advances from the FHLB	-	-	20,000
Total borrowings	$6,149	$14,000	$43,000

________________________

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

The Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2020, the market value of the Wealth Management Group’s assets totaled $351.0 million, an increase of $8.1 million, compared to December 31, 2019.

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

The following table presents the weighted average yields on loans and securities, the weighted average cost of interest bearing deposits and other borrowings, and the interest rate spread for the year ended December 31, 2020.

Weighted average yield:
Securities	2.03%
Loans receivable	4.67%
Federal Home Loan Bank stock	3.06%
Total interest-earning assets	3.91%

Weighted average cost:
Deposit accounts	0.43%
Borrowed funds	2.70%
Total interest-bearing liabilities	0.45%

Interest rate spread:
Weighted average yield on interest-earning assets minus the weighted average cost of interest-bearing funds	3.46%

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2020	2019	2018
Return on average assets	1.16%	0.94%	0.93%
Return on average equity	11.51%	9.54%	9.88%
Average equity-to-average assets ratio	10.11%	9.86%	9.43%
Dividend payout ratio	25.87%	35.10%	37.62%

	At December 31,
	2020	2019	2018
Total stockholders’ equity to total assets	10.21%	10.09%	9.26%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

The amounts are stated in thousands (000's).

	Year ended December 31, 2020			Year ended December 31, 2019			Year ended December 31, 2018
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$39,451	$227	0.58%	$35,656	$768	2.15%	$5,996	$167	2.79%
Federal funds sold	2,307	15	0.65	5,170	79	1.53	901	10	1.11
Nontaxable Securities	137,779	3,828	2.78	91,489	2,856	3.12	91,458	3,043	3.33
Taxable Securities	180,435	2,684	1.49	169,413	4,092	2.42	150,048	3,838	2.56
Total investments	359,972	6,754	1.88	301,728	7,795	2.58	248,403	7,058	2.84
Loans:*
Real estate mortgage loans	768,071	35,875	4.67	739,360	37,574	5.08	567,949	27,091	4.77
Commercial business loans	173,480	8,162	4.70	126,719	6,451	5.09	113,545	5,079	4.47
Consumer loans	19,636	830	4.23	10,532	430	4.08	2,665	222	8.33
Total loans	961,187	44,867	4.67	876,611	44,455	5.07	684,159	32,392	4.73
Total interest-earning assets	1,321,159	51,621	3.91	1,178,339	52,250	4.43	932,562	39,450	4.23
Allowance for loan losses	(9,881)			(8,660)			(7,512)
Cash and due from banks	16,879			23,237			10,813
Premises and equipment	29,391			28,355			21,835
Other assets	69,628			64,693			44,210
Total assets	$1,427,176			$1,285,964			$1,001,908

Liabilities:

Demand deposit	$236,400	$-	-%	$169,781	$-	-%	$124,866	$-	-%
NOW accounts	240,028	301	0.13	217,222	476	0.22	190,372	288	0.15
Money market demand accounts	233,904	846	0.36	193,915	1,924	0.99	157,228	705	0.45
Savings accounts	230,579	167	0.07	211,492	354	0.17	144,746	118	0.08
Certificates of deposit	298,403	4,007	1.34	316,277	5,605	1.77	222,267	2,688	1.21
Total interest-bearing deposits	1,239,314	5,321	0.43	1,108,687	8,359	0.75	839,479	3,799	0.45
Repurchase Agreements	14,956	87	0.58	12,928	233	1.80	12,754	176	1.38
Borrowed funds	12,298	332	2.70	18,702	500	2.67	44,628	1,116	2.50
Total interest-bearing liabilities	1,266,568	5,740	0.45	1,140,317	9,092	0.80	896,861	5,091	0.57

Other liabilities	16,333			18,802			10,587
Total liabilities	1,282,901			1,159,119			907,448

Stockholders' equity	144,275			126,845			94,460
Total liabilities and stockholders' equity	$1,427,176			$1,285,964			$1,001,908
Net interest income		$45,881			$43,158			$34,359
Net interest spread			3.46%			3.63%			3.66%
Net interest margin**			3.47%			3.66%			3.68%

*  Non-accruing loans have been included in the average balances.

** Net interest income divided by average interest-earning assets.

The table below sets forth certain information regarding changes in interest income and interest expense of the Bancorp for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (1) changes in volume (change in volume multiplied by old rate) and (2) changes in rate (change in rate multiplied by old volume).  Changes attributable to both rate and volume which cannot be segregated have been  allocated proportionately to the change due to volume and the change due to rate.  The amounts are stated in thousands (000's).

	Year Ended December 31,			Year Ended December 31,
	2020	vs.	2019	2019	vs.	2018
	Increase / (Decrease)			Increase / (Decrease)
	Due To			Due To
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loans receivable	$4,102	$(3,690)	$412	$9,460	$2,603	$12,063
Securities	1,354	(1,790)	(436)	533	(466)	67
Other interest-earning assets	(4)	(601)	(605)	288	382	670
Total interest-earning assets	5,452	(6,081)	(629)	10,281	2,519	12,800

Interest Expense:
Deposits	(3,932)	894	(3,038)	1,482	3,078	4,560
Borrowed Funds	(223)	(91)	(314)	(596)	37	(559)
Total interest-bearing liabilities	(4,155)	803	(3,352)	886	3,115	4,001

Net change in net interest income/(expense)	$9,607	$(6,884)	$2,723	$9,395	$(596)	$8,799

Subsidiary Activities

NWIN Risk Management, Inc. is a wholly owned subsidiary of the Bancorp. The subsidiary provides captive insurance for the subsidiaries of the Bancorp. At December 31, 2020, the Bancorp had an investment balance of $1.8 million in NWIN Risk Management, Inc.

Peoples Service Corporation, a wholly owned subsidiary of the Bank was incorporated under the laws of the State of Indiana. The subsidiary currently provides insurance and annuity investments to the Bank’s wealth management customers. At December 31, 2020, the Bank had an investment balance of $157 thousand in Peoples Service Corporation.

NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds Bank security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank. At December 31, 2020, the Bank had an investment balance of $516.1 million in NWIN, LLC.

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. will receive favorable state tax treatment for income generated by its operations. At December 31, 2020, the REIT held assets of $102.5 million in real estate loans.

Columbia Development Company, LLC is a wholly owned subsidiary of the Bank and was incorporated under the laws of the State of Indiana. The subsidiary holds real estate properties that the Bank has acquired through the foreclosure process. At December 31, 2020, the Bank had an investment balance of $5.1 million in Columbia Development Company, LLC.

The consolidated financial statements include the Bancorp, its wholly owned subsidiaries, the Bank, NWIN Risk Management, Inc, and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are dependent upon the earnings of the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

Competition

The Bancorp’s primary market area for deposits, loans and financial services encompasses Lake and Porter Counties, in Northwest Indiana, and Cook County in northeast Illinois. All of the Bancorp’s banking centers and offices are located in its primary market area. Approximately ninety-three percent of the Bancorp’s business activities are within this area.

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

The Bancorp competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers and other third-party sources. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, competitive interest rates, convenient banking center locations, drive-up facilities, automatic teller machines, tax deferred retirement programs, digital banking, and other miscellaneous services.

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

Employees and Human Capital Resources

We believe that the foundation of our success in the banking business lies with the quality of our employees, the development of our employees’ skills and career goals, and our ability to provide a comprehensive rewarding experience and work environment for our employees. We encourage and support the development of our employees and, wherever possible, strive to fill positions from within the organization. As of December 31, 2020, the Bank had 250 full-time and 13 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has seven executive officers and has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Bancorp, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Bancorp. In addition, the CBCA prohibits any entity from acquiring 25% (the BHCA has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the FRB. On April 1, 2020, the FRB’s final rule clarifying the standards for determining whether one company has control over another became effective. The final rule establishes four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

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

State Bank Regulation. As an Indiana commercial bank, the Bank is subject to federal regulation and supervision by the FDIC and to state regulation and supervision by the DFI. The Bank's deposit accounts are insured by the DIF, which is administered by the FDIC. The Bank is not a member of the Federal Reserve System.

Both federal and Indiana law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

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

Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: (i) a common equity Tier 1 capital to risk-based assets ratio of 4.5%; (ii) a Tier 1 capital to risk-based assets ratio of 6.0%; (iii) a total capital to risk-based assets ratio of 8%; and (iv) a 4% Tier 1 capital to total assets leverage ratio.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

The FRB and FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2020, the Bank met all applicable capital adequacy requirements.

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

Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The law requires that certain supervisory actions be taken against undercapitalized institutions, the severity of which depends on the degree of undercapitalization. The FDIC has adopted regulations to implement the prompt corrective action legislation as to insured state banks. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Subject to a narrow exception, a receiver or conservator is required to be appointed for an institution that is “critically undercapitalized” within specified time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the institution’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Economic Growth Act”) directed federal banking agencies to draft regulations establishing a new optional Community Bank Leverage Ratio (“CBLR”). The Economic Growth Act provides that the CBLR will apply to a “qualifying community bank” which the Economic Growth Act defines as a bank with consolidated assets of less than $10 billion and satisfying additional criteria designed to disqualify institutions with a higher risk profile. Under the Economic Growth Act, qualifying community banks that meet or exceed the CBLR and elect to follow the alternative regulatory capital structure will be deemed to have satisfied all generally applicable leverage capital and risk-based capital requirements and will be considered “well capitalized” under the FDIC prompt corrective action provisions. The Economic Growth Act directed the FRB, the FDIC, and the Office of the Comptroller of the Currency (“OCC”) to jointly determine a community bank leverage ratio percentage, not less than 8% nor more than 10%, that must be maintained to be deemed to have satisfied all generally applicable leverage capital and risk-based capital requirements and be considered well capitalized. The Economic Growth Act also directed agencies to establish procedures for dealing with a qualifying bank that subsequently falls below the new ratio.

The final regulation implementing Section 201 became effective on January 1, 2020 (the “Final Rule”). Under the Final Rule, to be eligible to use the CBLR framework, a banking organization must not be an advanced approaches organization and must have (i) a leverage ratio of greater than 9%; (ii) total consolidated assets of less than $10 billion; (iii) total off-balance sheet exposures of 25% or less of total consolidated assets; and (iv) total trading assets plus trading liabilities of 5% or less of total consolidated assets. A qualifying institution may opt in and out of the CBLR framework on its quarterly call report. An institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to either comply with the CBLR requirements or comply with the general capital regulations, including the risk-based capital requirements.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) required that the CBLR be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower ratio effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% CBLR requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% CBLR by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter. At this time, the Bank has not elected to opt in to the CBLR framework, but the framework is currently available to the Bank if it elects to opt in at some point in the future.

The following table shows that, at December 31, 2020, and December 31, 2019, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$125.3	12.8%	$43.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$125.3	12.8%	$58.6	6.0%	N/A	N/A
Total capital to risk-weighted assets	$137.5	14.0%	$78.1	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$125.3	8.5%	$59.2	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$110.8	11.8%	$42.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$110.8	11.8%	$56.5	6.0%	N/A	N/A
Total capital to risk-weighted assets	$119.8	12.7%	$75.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$110.8	8.5%	$52.3	4.0%	N/A	N/A

In addition, the following table shows that, at December 31, 2020, and December 31, 2019, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$123.3	12.7%	$43.8	4.5%	$63.2	6.5%
Tier 1 capital to risk-weighted assets	$123.3	12.7%	$58.4	6.0%	$77.8	8.0%
Total capital to risk-weighted assets	$135.4	13.9%	$77.8	8.0%	$97.3	10.0%
Tier 1 capital to adjusted average assets	$123.3	8.3%	$59.1	4.0%	$73.9	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$108.9	11.6%	$42.4	4.5%	$61.2	6.5%
Tier 1 capital to risk-weighted assets	$108.9	11.6%	$56.5	6.0%	$75.3	8.0%
Total capital to risk-weighted assets	$117.9	12.5%	$75.3	8.0%	$94.1	10.0%
Tier 1 capital to adjusted average assets	$108.9	8.3%	$52.3	4.0%	$65.3	5.0%

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest bearing transaction accounts. Rather, deposits held in noninterest bearing transaction accounts are aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid net deposit insurance assessments of $731 thousand during the year ended December 31, 2020. For 2020, the deposit insurance assessment rate before applying one-time assessment credits was approximately 0.059% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Bank was also subject to assessment for the Financing Corporation (FICO) to service the interest on the FICO’s bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continued until the FICO bonds matured in 2019. During 2020, the Bancorp did not have any outstanding FICO bond obligations.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35% of estimated insured deposits, which is increased from the previous ratio of 1.15%. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. The FDIC has set the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits, which the FDIC has established as a long-term goal. On September 30, 2018, the DIF reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent. As of September 30, 2020, the FDIC had announced that the ratio had declined to 1.30% due largely to the effects of the COVID-19 pandemic. The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years but did not change its assessment schedule.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2020, the Bank was in compliance with this requirement.

At December 31, 2020, the Bancorp owned $3.9 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of $6.0 million from the FHLBI. The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $120 thousand in 2020. At December 31, 2020, the Bancorp’s excess borrowing capacity based on collateral from the FHLBI was $168.0 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2020, the Bancorp did not discover any material cybersecurity incidents.

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

Accounting for Income Taxes

At December 31, 2020, the Bancorp has consolidated total deferred tax assets of $6.8 million and consolidated total deferred tax liabilities of $5.8 million, resulting in a consolidated net deferred tax asset of $981 thousand, net of a $22 thousand valuation allowance. The valuation allowance of $22 thousand was provided for the state tax credit, as management does not believe these amounts will be fully utilized before statutory expiration.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making any decision whether to invest in our common stock, you should carefully consider the risks described below, together with all of the other information included in this report. These risks are not the only ones we will face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations, financial condition, and results of operations. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Also, please read “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

As a financial institution, the Bancorp is subject to a number of risks relating to its daily business.

As a financial institution, we are subject to a number of risks relating to our daily business. Although we undertake a variety of efforts to manage and control those risks, many of the risks are outside of our control. Among the risks we face are the following:

●	Credit Risk – the risk that loan customers or other parties will be unable to perform their contractual repayment obligations.

●	Market Risk – the risk that changes in market rates and prices will adversely affect our financial condition and results of operations.

●	Liquidity Risk – the risk that the Bancorp or the Bank will have insufficient cash or access to cash to meet its operating needs.

●	Operational Risk – the risk of financial and reputational loss resulting from fraud, inadequate or failed internal processes, cyber-security breaches, people and systems, or external events.

●	Economic Risk – the risk that the economy in our markets could decline, resulting in increased unemployment, decreased real estate values, and increased loan charge-offs.

●	Compliance Risk – the risk of additional action by our regulators or additional regulation that could hinder our ability to do business profitably.

●

Regulatory Risk – the risk presented by the need to comply with all laws, rules, and regulations from multiple regulatory agencies, including but not limited to the FDIC, the Consumer Financial Protection Bureau, the IDFI, the FRB, and the U.S. Department of Labor.

●	Fiduciary Risk – the risk of failing to act in our fiduciary capacity in the best interests of the grantors and beneficiaries of trust accounts and benefit plans.

The effects of the outbreak and continued spread of the novel coronavirus (“COVID-19”), or an outbreak of another highly infectious or contagious disease, may adversely affect our business activities, financial condition and results of operations.

In December 2019, COVID-19 was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. While many of these measures have been lifted or eased since the beginning of the pandemic and economic growth is beginning to recover, the pandemic resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, the stock markets have experienced high levels of volatility at times and, in particular, many bank stocks have declined in value. In response to the COVID-19 outbreak, the FRB has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are encouraging lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality, restaurant, and retail industries.

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

●

As a result of the decline in the FRB’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread, and correspondingly reducing our net income.

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

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

Peoples Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2020, $474.7 million, or 49.1% of the Bank’s total loans receivable had fixed interest rates. The Bank offers adjustable rate mortgage (ARM) loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market.

Higher loan losses could require the Bancorp to increase its allowance for loan losses through a charge to earnings.

When we loan money, we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Our allowance for loan losses at any particular date may not be sufficient to cover future loan losses. We may be required to increase our allowance for loan losses, thus reducing earnings.

Commercial business lending may expose the Bancorp to increased lending risks.

At December 31, 2020, the Bank’s commercial business loan portfolio amounted to $157.0 million, or 16.2% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market areas. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.

Commercial real estate lending may expose the Bancorp to increased lending risks.

At December 31, 2020, the Bank’s commercial real estate loan portfolio amounted to $298.3 million, or 30.9% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things.

Our mortgage lending profitability could be significantly reduced if we are not able to resell mortgages at a reasonable gain on sale or experience other problems with the secondary market process or we are unable to retain our mortgage loan sales force due to regulatory changes.

Currently, we sell a large portion of the mortgage loans we originate. The profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and to sell them in the secondary market at a gain. Thus, we are dependent upon the existence of an active secondary market and our ability to profitably sell loans into that market.

Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae, Freddie Mac, and Ginnie Mae (the “Agencies”) and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including the Agencies, are government-sponsored enterprises whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of such government-sponsored enterprises could, in turn, adversely affect our operations.

In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, and during 2010 and 2012 the Federal Housing Finance Agency indicated that the Treasury Department is committed to funding Fannie Mae and Freddie Mac to levels needed in order to sufficiently meet their funding needs, it is currently unclear whether further changes would significantly and adversely affect our operations. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the Agencies and other institutional and non-institutional investors. Our ability to remain eligible may also depend on having an acceptable peer-relative delinquency ratio for the Federal Housing Administration (“FHA”) and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines.

Any significant impairment of our eligibility with any of the Agencies could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time-to-time by the sponsoring entity which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

Our mortgage lending profitability could be significantly reduced as changes in interest rates could affect mortgage origination volume and pricing for selling mortgages on the secondary market.

Currently, we sell a large portion of the mortgage loans we originate. The profitability of our mortgage banking operations depends in large part upon our ability to originate and sell mortgages to the secondary market at a gain. A higher interest rate environment can negatively affect the volume of loan originations and refinanced loans reducing the dollar amount of loans available to be sold to the secondary market. Higher interest rates can also negatively affect the premium received on loans sold to the secondary market as competitive pressures to originate loans can reduce pricing.

Our information systems may experience an interruption or breach in security.

The Bank relies heavily on internal and outsourced digital technologies, communications, and information systems to conduct its business. As our reliance on technology systems increases, the potential risks of technology-related operation interruptions in our customer relationship management, general ledger, deposit, loan, or other systems or the occurrence of cyber incidents also increases. Cyber incidents can result from deliberate attacks or unintentional events including (i) unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruptions; (ii) denial-of-service attacks on websites; or (iii) intelligence gathering and social engineering aimed at obtaining information. The occurrence of operational interruption, cyber incident, or a deficiency in the cyber security of our technology systems (internal or outsourced) could negatively impact our financial condition or results of operations.

We have policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of our systems and maintain cyber security insurance. However, such policies, procedures, or insurance may prove insufficient to prevent, repel, or mitigate a cyber incident. Significant interruptions to our business from technology issues could result in expensive remediation efforts and distraction of management. Although we have not experienced any material losses related to a technology-related operational interruption or cyber-attack, there can be no assurance that such failures, interruptions, or security breaches will not occur in the future or, if they do occur, that the impact will not be substantial.

The occurrence of any failures, interruptions, or security breaches of our technology systems could damage our reputation, result in a loss of customer business, result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary information, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations, or stock price. As cyber threats continue to evolve, we may also be required to spend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and/or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation or financial performance. Misconduct by our employees could include, but is not limited to, hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers, or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition, and results of operations.

We depend on outside third parties for processing and handling of our records and data.

The Bank relies on software developed by third party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio management. While we perform a review of controls instituted by the vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of these controls by the outside party, including safeguards over the security of customer data. In addition, we maintain backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in the ability to conduct our business or process our transactions or incur damage to our reputation if the third party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change.

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to better meeting customer needs, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience and that create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements, and we may not effectively implement new technology-driven products and services or do so as quickly as our competitors, which could reduce our ability to effectively compete. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to attract and retain skilled people.

The Bank’s success depends on its ability to attract and retain skilled people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire people or retain them. The unexpected loss of services of certain of our skilled personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, customer relationships, and the difficulty of promptly finding qualified replacement personnel.

Loss of key employees may disrupt relationships with certain customers.

Our customer relationships are critical to the success of our business, and loss of key employees with significant customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationships with key personnel are strong, we cannot guarantee that all of our key personnel will remain with the organization, which could result in the loss of some of our customers and could have a negative impact on our business, financial condition, and results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to fund acquisitions and to provide us with sufficient capital resources and liquidity to meet our commitments, regulatory capital requirements, and business needs, particularly if our asset quality or earnings were to deteriorate significantly. We periodically explore acquisition opportunities with other financial institutions, some of which may be in a less favorable financial condition than we are. Any future acquisition, particularly the acquisition of a significantly troubled institution or an institution of comparable size to us, may require us to raise additional capital in order to obtain regulatory approval and/or to remain well capitalized.

Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements, and borrowings from the discount window of the Federal Reserve.

We cannot guarantee that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, our depositors or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition, and results of operations and may restrict our ability to grow.

We may be exposed to risk of environmental liabilities with respect to real property to which we take title.

In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties (including liabilities for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination), or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.

We are exposed to intangible asset risk in that our goodwill may become impaired.

As of December 31, 2020, we had $15.2 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 7, “Summary of Significant Accounting Policies” and “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements included in Item 8 this report.

Damage to our reputation could damage our business.

Our business depends upon earning and maintaining the trust and confidence of our customers, investors, and employees. Damage to our reputation could cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, compliance failures, litigation, regulatory outcomes, or governmental investigations. In addition, a failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, privacy breach, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and harm to our reputation. Adverse publicity about NWIN, whether or not true, may result in harm to our existing business, customer relationships and prospects. Should any events or factors that can undermine our reputation occur, there is no assurance that the additional costs and expenses that we may need to incur to address the issues giving rise to the reputational harm would not adversely affect our earnings and results of operations.

Potential acquisitions may disrupt our business and dilute stockholder value.

We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. We generally seek merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

●	potential exposure to unknown or contingent liabilities of the target company;

●	exposure to potential asset quality issues of the target company;

●	potential disruption to our business;

●	potential diversion of our management’s time and attention away from day-to-day operations;

●	the possible loss of key employees, business, and customers of the target company;

●	difficulty in estimating the value of the target company; and

●	potential problems in integrating the target company’s data processing and ancillary systems, customers, and employees with ours.

As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving the payment of cash or the issuance of our debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. To the extent we were to issue additional shares of common stock in any such transaction, our current shareholders would be diluted and such an issuance may have the effect of decreasing our stock price, perhaps significantly. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations. In addition, merger and acquisition costs incurred by NWIN may temporarily increase operating expenses.

Risks Related to the Banking Industry

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance depends to a large extent on the business environment in our geographically concentrated eight-county market area of Lake, Porter, LaPorte, and Newton counties in Indiana, and Cook, DuPage, Lake, and Will counties in Illinois, the nearby suburban metropolitan Chicagoland market, the states of Indiana and Illinois, and the U.S. as a whole. In particular, the current environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans as well as the value of collateral securing those loans. A favorable business environment is generally characterized by economic growth, low unemployment, efficient capital markets, low inflation, high business and investor confidence, strong business earnings, and other factors. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

In the recent past, our market area, the suburban metropolitan Chicagoland market, the states of Indiana and Illinois, and the U.S. as a whole experienced a downward economic cycle. Significant weakness in market conditions adversely impacted all aspects of the economy. Business activity across a wide range of industries and regions was greatly reduced, and local governments and many businesses experienced serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment increased significantly during that period, which further contributed to the adverse business environment for households and businesses.

While economic conditions have improved during the second half of 2020, there can be no assurance that the economic recovery will continue, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on us and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

●	There could be an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally.

●	There could be an increase in write-downs of asset values by financial institutions, such as the Bank.

●

There could be the loss of collateral value on commercial and real estate loans that are secured by real estate located in our market area. A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

●	Our ability to assess the creditworthiness of customers could be impaired if the models and approaches they use to select, manage, and underwrite credits become less predictive of future performance.

●

The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective, and complex judgments. This process includes analysis of economic conditions and the impact of these economic conditions on borrowers’ ability to repay their loans. The process could no longer be capable of accurate estimation and may, in turn, impact its reliability.

●	The Bank could be required to pay significantly higher FDIC premiums in the future if losses further deplete the Deposit Insurance Fund.

●

We could face increased competition due to intensified consolidation of the financial services industry. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

Future economic conditions in our market area will depend on factors outside of our control, such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military, and fiscal policies, and inflation.

Turmoil in the financial markets could result in lower fair values for our investment securities.

Major disruptions in the capital markets experienced in recent years have adversely affected investor demand for all classes of securities, excluding U.S. Treasury securities, and resulted in volatility in the fair values of our investment securities. Significant prolonged reduced investor demand could manifest itself in lower fair values for these securities and may result in recognition of an other-than-temporary impairment (“OTTI”), which could have a material adverse effect on our financial condition and results of operations.

Municipal securities can also be impacted by the business environment of their geographic location. Although this type of security historically experiences extremely low default rates, municipal securities are subject to systemic risk since cash flows generally depend on (i) the ability of the issuing authority to levy and collect taxes; or (ii) the ability of the issuer to charge for and collect payment for essential services rendered. If the issuer defaults on its payments, it may result in the recognition of OTTI or a total loss, which could have a material adverse effect on our financial condition and results of operations.

We face strong competition in all phases of our business from other banks, financial institutions, and non-banks.

The banking and financial services business in our market areas is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, neo-banks (a digital or mobile-only bank that exists without any physical bank branches), and other non-bank financial and digital service providers, many of which have greater financial, marketing, and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.

Also, technology and other changes have lowered barriers to entry and made it possible for customers to complete financial transactions using neo-banks, non-banks, and financial technology (“FinTech”) companies that historically have involved banks at one or both ends of the transaction. These entities now offer products and services traditionally provided by community banks and often at lower costs. The wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems, deposit, and lending platforms in which banks play only minor roles. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. Use of emerging alternative payment platforms, such as Apple Pay or Bitcoin or other cryptocurrencies, can alter consumer credit card behavior and consequently impact our interchange fee income.

The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The effects of disintermediation can also impact the lending business because of the fast growing body of FinTech companies that use software to deliver mortgage lending and other financial services. A related risk is the migration of bank personnel away from the traditional bank environments into neo-banks, FinTech companies, and other non-banks.

Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to maintain our earnings record, grow our loan portfolios, and obtain low-cost funds. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are larger in total assets and capitalization, have greater access to capital markets, and offer a broader range of financial services than we can offer.

The Bancorp also is experiencing an increase in competition to acquire other banks, due to the overall strength of financial institutions and their high capital levels. In addition, credit unions and FinTech companies are now actively pursuing small bank acquisitions. Increased competition for bank acquisitions may slow the Bancorp’s ability to grow earning assets at comparable historical growth rates.

We are subject to federal regulations that seek to protect the Deposit Insurance Fund and the depositors and borrowers of the Bank, and our federal regulators may impose restrictions on our operations that are detrimental to holders of the Bancorp’s common stock.

We are subject to extensive regulation, supervision, and examination by the FRB, IDFI, and FDIC, our primary regulators. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Bancorp’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, requirements that we take remedial action, the classification of our assets and the determination of the level of our allowance for loan losses, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Bancorp’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation, or supervisory action, may have a material impact on our operations.

Acquisitions and the addition of branch facilities may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties and dilution to existing shareholder value.

We regularly explore opportunities to establish branch facilities and acquire other banks or financial institutions. New or acquired branch facilities and other facilities may not be profitable. We may not be able to correctly identify profitable locations for new branches. The costs to start up new branch facilities or to acquire existing branches, and the additional costs to operate these facilities, may increase our noninterest expense and decrease earnings in the short term. It may be difficult to adequately and profitably manage growth through the establishment of these branches. In addition, we can provide no assurance that these branch sites will successfully attract enough deposits to offset the expenses of operating these branch sites. Any new or acquired branches will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approvals.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

Risks Related to the Bancorp’s Common Stock

An investment in the Bancorp’s common stock is not an insured deposit.

The Bancorp’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in the Bancorp’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this prospectus and is subject to the same market forces that affect the price of common stock in any public company. As a result, if you acquire the Bancorp’s common stock, you could lose some or all of your investment.

The price of our common stock may fluctuate, sometimes significantly, and this may make it difficult for you to resell our common stock at times or at prices you find attractive.

Although our common stock is quoted on the OTC Pink Marketplace, our stock price constantly changes, and we expect our stock price to continue to fluctuate in the future. Our stock price is impacted by a variety of factors, some of which are beyond our control. These factors include:

●	variations in our operating results or the quality of our assets;

●	operating results that vary from the expectations of management, securities analysts, and investors;

●	increases in loan losses, non-performing loans, and other real estate owned;

●	changes in the U.S. corporate tax rates;

●	changes in expectations as to our future financial performance;

●	announcements of new products, strategic developments, new technology, acquisitions, and other material events by us or our competitors;

●	ability to fund the Bancorp’s assets through core deposits and/or wholesale funding;

●	the operating and securities price performance of other companies that investors believe are comparable to us;

●	actual or anticipated sales of our equity or equity-related securities;

●	our past and future dividend practices;

●	our creditworthiness;

●	interest rates;

●	the credit, mortgage, and housing markets, and the markets for securities relating to mortgages or housing;

●	developments with respect to financial institutions generally; and

●	economic, financial, geopolitical, regulatory, congressional, or judicial events that affect us or the financial markets.

In addition, the stock market in general has experienced price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies and particularly those in the financial services and banking sector, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results.

The trading volume in the Bancorp’s common stock is less than that of other larger financial institutions.

Although the Bancorp’s common stock is quoted on the OTC Pink Marketplace, the trading volume in the common stock may be less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Bancorp’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Bancorp has no control. During any period of lower trading volume of the Bancorp’s common stock, significant sales of shares of the Bancorp’s common stock, or the expectation of these sales, could cause the Bancorp’s common stock price to fall.

The Bancorp’s Articles of Incorporation, Indiana law, and certain banking laws may have an anti-takeover effect.

Provisions of the Bancorp’s Articles of Incorporation, the Indiana Business Corporation Law, and the federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Bancorp, even if doing so would be perceived to be beneficial by the Bancorp’s shareholders. The combination of these provisions could have the effect of inhibiting a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Bancorp’s common stock.

The Bancorp may issue additional securities, which could dilute the ownership percentage of holders of the Bancorp’s common stock.

The Bancorp may issue additional securities to, among other reasons, raise additional capital or finance acquisitions, and, if it does, the ownership percentage of holders of the Bancorp’s common stock could be diluted potentially materially.

We may not be able to pay dividends in the future in accordance with past practice.

The Bancorp has traditionally paid a quarterly dividend to common shareholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on our earnings, capital requirements, financial condition, and other factors considered relevant by the Bancorp’s board of directors. The board may, at its discretion, reduce or eliminate dividends or change its dividend policy in the future.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s 22 banking locations. The Bancorp owns all of its office properties.

As of December 31, 2020, the Bank operated 16 branches in Northwest Indiana, with 15 of the branches located in Lake County and 1 branch located in Porter County, Indiana, and 6 branches located in Cook County, Illinois. The Bank owns all of its branch properties. All of the Bank’s branches are equipped with automated teller machines and have drive-through facilities.

The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions, digital banking, and wealth management. The net book value of the Bank’s property, premises and equipment totaled $30.8 million at December 31, 2020.

Item 3. Legal Proceedings

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2020 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

Executive Officer	Age at December 31, 2020	Position
David A. Bochnowski	75	Executive Chairman
Benjamin J. Bochnowski	40	President, Chief Executive Officer
Robert T. Lowry	59	Executive Vice President, Chief Operating Officer
Peymon S. Torabi	44	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	62	Executive Vice President, Chief Risk Officer, General Counsel, Corporate Secretary
Tanya A. Leetz	50	Executive Vice President, Chief Information and Technology Officer
Todd Scheub	53	Executive Vice President, Chief Banking Officer

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

Robert T. Lowry is Executive Vice President, Chief Operating Officer of the Bancorp and the Bank. He is responsible for managing the overall day-to-day operations, which includes transformational change, facilities, credit administration, loan review, human resources, as well as loan and deposit operations. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Chief Financial Officer, Controller, Internal Auditor and Assistant Controller. Mr. Lowry is a Certified Public Accountant (CPA) licensed in Indiana and a Chartered Global Management Accountant (CGMA). Mr. Lowry holds a Master’s of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry has taught online courses for the American Bankers Association that focused on capital and liquidity management, interest rate risk and investments. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana as board chairman and chair of the executive committee. In addition, Mr. Lowry is a volunteer for the IRS Volunteer Income Tax Assistance (VITA) program. He is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society.

Peymon S. Torabi is Executive Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. Mr. Torabi is a Certified Public Accountant (CPA) licensed in Indiana and a graduate of Purdue University Northwest with a Master’s of Accountancy and undergraduate work in finance and accounting. Mr. Torabi has been with the Bank since 2003 and has previously served as the Bank’s Controller and Assistant Controller. Mr. Torabi has served as a limited-term lecturer for the College of Business at Purdue University Northwest since 2006, during which time he has taught advanced financial accounting, accounting information systems, and corporate taxation. Most recently, Mr. Torabi has been teaching courses on bank management and bank financial reporting, and helping to develop curriculum for a joint initiative between the Indiana Bankers Association and the College of Business at Purdue University Northwest, to train and engage banking leaders of the future. Mr. Torabi is a 2015 graduate of the American Bankers Association Stonier Graduate School of Banking. He also proudly serves his community as a member of the Advisory Board for the College of Business at Purdue University Northwest, treasurer for the Board of Directors of the Hospice of the Calumet, and as a member of the Advisory Board for The Salvation Army of Lake County, Indiana.

Leane English Cerven is Executive Vice President, Chief Risk Officer, General Counsel, and Corporate Secretary of NorthWest Indiana Bancorp and Peoples Bank. Ms. Cerven has been employed by the Bancorp and the Bank since 2010. Prior to joining the Bancorp and the Bank, she was Vice President and Legal Counsel for Bank One and an Associate Attorney with Mayer, Brown & Platt. She is licensed to practice law in Indiana and Illinois. Ms. Cerven holds a J.D. from Valparaiso University School of Law and a B.A. (Political Science/Spanish) from the University of Minnesota, Minneapolis. She is a 2014 graduate of the American Bankers Association Stonier Graduate School of Banking, chair of the Stonier Graduate School of Banking Advisory Board, and a Stonier capstone advisor and facilitator. She is also a former co-chair of the ABA’s General Counsels Group. She is the president-elect of the South Shore Arts Board of Directors, Munster, Indiana, and serves on the Finance Council for St. Thomas More Church, Munster, Indiana, and on the Bioethics Committees for St. Catherine Hospital, East Chicago, Indiana and St. Mary Medical Center, Hobart, Indiana.

Tanya A. Leetz is Executive Vice President, Chief Information and Technology Officer of the Bancorp and the Bank. She is responsible for outlining the Bank’s technological vision, collaborating with business partners, ensuring alignment with the business needs, and implementing technology strategy. Ms. Leetz joined the Bank in 1994 and has previously served as trust administrator, management development, information systems manager, and chief operating officer. She is a Certified Information Security Manager (CISM) and Certified in Risk and Information Systems Control (CRISC). Ms. Leetz holds a Master’s Degree in Business Administration and a Bachelor of Science Degree in Financial Planning from Purdue University. She also graduated from America’s Community Bankers National School of Banking. Ms. Leetz currently serves as the Past Chair of the Boys and Girls Clubs of Greater Northwest Indiana Board and is involved in other community activities. She is a member of the Information Systems Audit and Control Association and serves as an advisory member of a national technology committee.

Todd M. Scheub is Executive Vice President, Chief Banking Officer of the Bancorp and the Bank. He is responsible for the Bank’s Wealth Management group, Retail Banking group, Marketing, Commercial, and Retail lending groups as well as the management of asset quality in the loan portfolio. Mr. Scheub joined the Bank in 1996 and has previously held positions in the commercial lending group. He provides oversight to the sales group in wealth management, retail banking, business and retail lending as well as chairing the Senior Officer’s Loan Committee and the Executive Officer’s Loan Committee. Additionally he provides oversight to the Bank’s Marketing group. He is the liaison to the solutions group, risk management, executive management, and the Board of Directors on all items related to the Bank’s sales groups. Mr. Scheub holds a Bachelor of Science Degree in Business and a Master’s Degree in Business Administration from Indiana University Northwest. He also graduated from America’s Community Bankers National School of Banking. Mr. Scheub is a Board Member at Campagna Academy, Lake County Economic Alliance, and the Indiana University Northwest Business School Advisory Board.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Bancorp’s Common Stock is not listed on any national securities exchange, but rather is quoted in the over-the-market on the OTC Pink Marketplace, which is maintained by OTC Markets Group, Inc., under the symbol “NWIN.” The Bancorp’s stock is not actively traded. As of March 22, 2021, the Bancorp had 3,478,921 shares of common stock outstanding and 636 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms. Any over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the twelve months ended December 31, 2020 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2020 – January 31, 2020	-	N/A	-	48,828
February 1, 2020 – February 28, 2020	-	N/A	-	48,828
March 1, 2020 – March 31, 2020	-	N/A	-	48,828
April 1, 2020 – April 30, 2020	-	N/A	-	48,828
May 1, 2020 – May 31, 2020	-	N/A	-	48,828
June 1, 2020 – June 30, 2020	-	N/A	-	48,828
July 1, 2020 – July 31, 2020	-	N/A	-	48,828
August 1, 2020 – August 31, 2020	-	N/A	-	48,828
September 1, 2020 – September 30, 2020	-	N/A	-	48,828
October 1, 2020 –October 31, 2020	-	N/A	-	48,828
November 1, 2020 – November 30, 2020	-	N/A	-	48,828
December 1, 2020 – December 31, 2020	-	N/A	-	48,828
	-	N/A	-	48,828

(1) The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 6. Selected Financial Data

Fiscal Year Ended	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Statement of Income:

Total interest income	$51,621	$52,250	$39,450	$33,358	$32,399
Total interest expense	5,740	9,092	5,091	2,592	2,345
Net interest income	45,881	43,158	34,359	30,766	30,054
Provision for loan losses	3,687	2,584	1,308	1,200	1,268
Net interest income after provision for loan losses	42,194	40,574	33,051	29,566	28,786
Noninterest income	18,148	10,670	9,099	7,752	7,613
Noninterest expense	40,846	37,388	31,383	25,488	24,709
Net noninterest expense	22,698	26,718	22,284	17,736	17,096
Income tax expenses	2,892	1,759	1,430	2,869	2,548
Net income	$16,604	$12,097	$9,337	$8,961	$9,142

Basic earnings per common share	$4.80	$3.53	$3.17	$3.13	$3.20
Diluted earnings per common share	$4.80	$3.53	$3.17	$3.13	$3.20
Cash dividends declared per common share	$1.24	$1.23	$1.19	$1.15	$1.11

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Balance Sheet:

Total assets	$1,497,525	$1,328,722	$1,096,158	$927,259	$913,626
Loans receivable	966,578	906,869	764,400	620,211	583,650
Investment securities	410,669	277,219	241,768	244,490	233,625
Deposits	1,302,339	1,154,370	929,786	793,004	779,771
Borrowed funds	19,860	25,499	54,628	32,181	39,826
Total stockholders' equity	152,922	134,103	101,464	92,060	84,108

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Interest Rate Spread During Period:

Average effective yield on loans and investment securities	3.91%	4.43%	4.23%	3.91%	3.89%
Average effective cost of deposits and borrowings	0.45%	0.80%	0.57%	0.32%	0.30%
Interest rate spread	3.46%	3.63%	3.65%	3.59%	3.59%

Net interest margin	3.47%	3.66%	3.68%	3.61%	3.61%
Return on average assets	1.16%	0.94%	0.93%	0.98%	1.03%
Return on average equity	11.51%	9.54%	9.88%	9.90%	10.65%

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016

Common equity tier 1 capital to risk-weighted assets	12.8%	11.8%	11.6%	12.9%	13.1%
Tier 1 capital to risk-weighted assets	12.8%	11.8%	11.6%	12.9%	13.1%
Total capital to risk-weighted assets	14.0%	12.7%	12.6%	14.0%	14.3%
Tier 1 capital to adjusted average assets	8.5%	8.5%	8.6%	9.6%	9.2%

Allowance for loan losses to total loans	1.29%	0.99%	1.04%	1.21%	1.32%
Allowance for loan losses to non-performing loans	86.72%	122.05%	115.12%	143.26%	126.10%
Non-performing loans to total loans	1.49%	0.81%	0.90%	0.84%	1.05%

Total loan accounts	8,126	7,272	6,176	5,680	5,655
Total deposit accounts	42,713	43,116	36,039	31,080	31,175
Total branches (all full service)	22	22	19	16	16

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

At December 31, 2020, the Bancorp had total assets of $1.5 billion and total deposits of $1.3 billion. The Bancorp's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) that is administered by the Federal Deposit Insurance Corporation (FDIC), an agency of the federal government. At December 31, 2020, stockholders' equity totaled $152.9 million, with book value per share at $44.16. Net income for 2020 was $16.6 million, or $4.80 basic and diluted earnings per common share. The return on average assets was 1.16%, while the return on average stockholders’ equity was 11.51%.

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

The Bancorp issued 416,478 shares of Bancorp common stock to the former AJSB stockholders, and paid cash consideration of approximately $15.7 million. Based upon the closing price of NWIN’s common stock on January 23, 2019, the transaction had an implied valuation of approximately $33.2 million, which includes unallocated shares held by the AJSB Employee Stock Ownership Plan (“ESOP”), some of which were cancelled in connection with the closing to satisfy the ESOP’s outstanding loan balance. As of December 31, 2020, acquisition costs related to the AJSB Merger equaled approximately $2.1 million. The acquisition further expanded the Bank’s banking center network in Cook County, Illinois, expanding the Bank’s full-service retail banking network to 22 banking centers.

Impacts of COVID-19

The COVID-19 pandemic began to affect the Bancorp’s operations during March 2020, and as of the date of this release, continues to influence operating decisions. In response to the pandemic, the Bancorp’s management implemented the following policy actions:

●

Participating in the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), a program initiated to help small businesses maintain their workforces during the pandemic. As of December 31, 2020, the Bancorp approved 782 applications totaling $91.5 million, with an average loan size of approximately $117,000. These loans will help local business owners retain 10,758 employees based on the borrowers’ applications. The Bancorp’s SBA lender fee is averaging approximately 3.80% for this program, and fees will be earned over the life of the associated loans. As of December 31, 2020, the Bancorp had remaining loan balances under the Paycheck Protection Program totaling $67.2 million. On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021, which included provisions for a second round of Paycheck Protection Funding in 2021. The Bancorp is currently participating in the program.

●

Prudently helping borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Consistent with regulatory guidance, the Bancorp will consider deferring or modifying a loan customer’s repayment obligation if the customer’s cash flow has been negatively impacted by the pandemic. The Bancorp’s management anticipates that additional borrower deferral and modification requests will continue in 2021. Loans modified to interest only payment or full payment deferral as part of the effects of COVID-19 as of December 31, 2020, are as follows:

(Dollars in thousands)
As of December 31, 2020	Mortgage loans		Commercial Loans		Manufactured Homes
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Interest only	26	$3,141	8	$10,053	2	$82
Full payment deferral	4	250	6	1,398	-	-
Total $	30	$3,391	14	$11,451	2	$82

●	As the Bancorp continues to monitor the borrowers that are in and outside of deferral status, some loan relationships may be deemed non-performing. As of December 31, 2020, a single large commercial real estate loan relationship, which operates a hotel, with a carrying balance of $5.3 million, remains in deferral and was deemed non-performing after COVID-19 pandemic stresses negatively impacted weak operating performance prior to the pandemic. Through management’s review of the loan relationship, a specific reserve within the allowance for loan losses was allocated as of December 31, 2020. As of December 31, 2020, the customer has opened a payment reserve account with the Bancorp to be used for future contractual payments and is currently in compliance with all modified loan terms. No other material COVID-19 impacted loans that are in deferral status have been deemed non-performing at this time. As of December 31, 2020, a total of 154 loans have come out of COVID-19 related deferral status with carrying balances of $72.8 million. All of these loans continue to be performing, except 1 residential real estate loan with a carrying balances of $433 thousand which was deemed non-performing.

●	Commercial real estate loans are one of the Bancorp’s primary loan concentrations. Key loan data, sourced from origination or last credit review, for commercial real estate loans secured by restaurants, hotels, and retail non-owner occupied properties indicate a strong weighted average loan-to-value and debt service coverage. As of December 31, 2020, commercial real estate loans secured by restaurants totaled $20.5 million and represented 7% of the commercial real estate portfolio, and had a weighted average debt coverage ratio of 1.71 and loan to value of 49%. The restaurant portfolio is comprised of 49% quick service and fast casual loan balances. As of December 31, 2020, commercial real estate loans secured by hotels totaled $23.7 million and represented 8% of the commercial real estate portfolio, and had a weighted average debt coverage ratio of 1.31 and loan to value of 60%. The hotel portfolio is comprised of 89% flagged hotel loan balances. As of December 31, 2020, commercial real estate loans secured by retail non-owner occupied properties totaled $64.5 million and represented 22% of the commercial real estate portfolio and had a weighted average debt coverage of 1.63 and loan to value of 56%.

●	Maintaining a strong liquidity position to support funding demand. The Bancorp has sufficient on balance sheet liquidity and contingent liquidity sources to meet funding demand.

●	Implementing remote working policies for the Bancorp’s workforce. 142 employees or 50% of the workforce have been provided remote work capabilities to support social distancing measures.

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

U.S. Small Business Administration Paycheck Protection Program

The Bank has participated in the U.S. Small Business Administration’s (“SBA”) PPP, which was initiated on April 3, 2020 in order to help small businesses maintain their workforce during the COVID-19 pandemic. The Bank began accepting applications from qualified business customers immediately upon the initiation of the PPP. Under the PPP, borrowers who use the funds for payroll and certain other expenses are eligible to have the loan balances forgiven by the SBA. Applications for forgiveness can be submitted to the Bank beginning eight weeks after loan disbursement. The PPP loans carry a fixed interest rate of 1.0% and a term of two years (for loans made before June 5, 2020) or five years (for loans made on or after June 5, 2020), if not forgiven, in whole or in part, and are 100% guaranteed by the SBA. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the Bank or the date that is nine months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. As of December 31, 2020, the Bank approved 782 applications totaling $91.5 million in loan requests, with an average loan size of approximately $117,000. The Bank began closing and funding PPP loans during the week of April 6, 2020. These loans are expected to help local business owners retain 10,758 employees. As of December 31, 2020, the Bancorp had remaining loan balances under the Paycheck Protection Program totaling $67.2 million. We expect the majority of the PPP loans we have originated to qualify for and apply for forgiveness. This expectation is subject to change due to borrower behavior, changing SBA requirements and processes related to loan forgiveness, and other relevant factors. The Bank is a certified SBA lender and was one of the first local banks to fund loans under the PPP. The first round of PPP expired on August 8, 2020. On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021, which included provisions for a second round of Paycheck Protection Funding in 2021. The Bancorp is currently participating in the program.

SBA Loan Subsidy Program

Pursuant to the CARES Act, Section 1112, Congress has determined that all existing borrowers under the SBA Section 7(a) program are adversely affected by COVID-19, and are therefore entitled to a subsidy in the form of relief payments. Specifically, the CARES Act provides that the SBA will pay the principal and interest on any existing and current SBA 7(a) loan for a period of nine months. These principal and interest payments will be made by the SBA directly to the SBA 7(a) lender and will begin with the next payment due. The Bancorp is a qualified SBA Section 7(a) lender, and is participating in the Section 1112 program. As of December 31, 2020, the Bancorp had 9 loans eligible for the program, with an aggregate principal amount of $3.7 million. Payments under the program will not constitute new loans for the Bancorp, but simply payments of principal and interest on loans that already exist in the Bancorp’s SBA 7(a) loan portfolio and are current on borrower payments. The Bancorp received its first tranche of payments under the program on April 30, 2020, and expects to receive subsequent payments from the SBA by the 25th of each month thereafter until the expiration of the six-month program period.

Financial Condition

During the year ended December 31, 2020, total assets increased by $168.8 million (12.7%), to $1.5 billion, with interest-earning assets increasing by $177.7 million (14.5%). At December 31, 2020, interest-earning assets totaled $1.4 billion and represented 93.5% of total assets. Loans totaled $966.6 million and represented 69.0% of interest-earning assets, 64.5% of total assets and 74.2% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income.

	December 31,		December 31,
(Dollars in thousands)	2020		2019
	Balance	% Loans	Balance	% Loans

Residential real estate	$285,651	29.6%	299,333	33.0%
Home equity	39,286	4.1%	49,181	5.4%
Commercial real estate	298,257	30.9%	283,108	31.2%
Construction and land development	93,562	9.7%	87,710	9.7%
Multifamily	50,571	5.2%	51,286	5.7%
Farmland	215	0.0%	227	0.0%
Consumer	1,025	0.1%	627	0.1%
Manufactured Homes	30,904	3.2%	16,505	1.8%
Commercial business	156,965	16.2%	103,088	11.4%
Government	10,142	1.0%	15,804	1.7%
Loans receivable	$966,578	100.0%	$906,869	100.0%

Adjustable rate loans / loans receivable	$491,860	50.9%	$504,941	55.7%

	December 31,	December 31,
	2020	2019

Loans receivable to total assets	64.5%	68.3%
Loans receivable to earning assets	69.0%	74.2%
Loans receivable to total deposits	74.2%	78.6%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the twelve months ended December 31, 2020, the Bancorp originated $224.9 million in new fixed rate mortgage loans for sale, compared to $78.2 million during the twelve months ended December 31, 2019. Net gains realized from the mortgage loan sales totaled $7.6 million for the twelve months ended December 31, 2020, compared to $2.1 million for the twelve months ended December 31, 2019. At December 31, 2020, the Bancorp had $11.3 million in loans that were classified as held for sale, compared to $6.1 million at December 31, 2019.

Non-performing loans include those loans that are 90 days or more past due and accruing and those loans that have been placed on non-accrual status. At December 31, 2020, all non-performing loans are also accounted for on a non-accrual basis, except for one commercial real estate loan totaling $437 thousand, one residential real estate loan totaling $80 thousand, one home equity loan totaling $29 thousand, and one construction and land development loan totaling $20 thousand that remained accruing and more than 90 days past due.

The Bancorp's nonperforming loans are summarized below:
(Dollars in thousands)
Loan Segment	December 31, 2020	December 31, 2019
Residential real estate	$6,470	$4,826
Home equity	505	492
Commercial real estate	5,827	719
Construction and land development	20	-
Multifamily	504	420
Farmland	-	-
Commercial business	1,039	870
Consumer	-	-
Manufactured homes	-	46
Government	-	-
Total	$14,365	$7,373
Nonperforming loans to total loans	1.49%	0.81%
Nonperforming loans to total assets	0.96%	0.67%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2020 or December 31, 2019.

The Bancorp's substandard loans are summarized below:
(Dollars in thousands)
Loan Segment	December 31, 2020	December 31, 2019
Residential real estate	$6,387	$4,491
Home equity	495	507
Commercial real estate	8,180	1,565
Construction and land development	-	-
Multifamily	504	802
Farmland	-	-
Commercial business	1,061	727
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$16,627	$8,092

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:
(Dollars in thousands)
Loan Segment	December 31, 2020	December 31, 2019
Residential real estate	$3,539	$4,203
Home equity	761	813
Commercial real estate	11,983	5,380
Construction and land development	3,652	-
Multifamily	1,408	-
Farmland	-	-
Commercial business	1,341	2,228
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$22,684	$12,624

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:
(Dollars in thousands)
Loan Segment	December 31, 2020	December 31, 2019
Residential real estate	$2,165	$2,223
Home equity	353	437
Commercial real estate	6,341	1,565
Construction and land development	-	-
Multifamily	716	802
Farmland	-	-
Commercial business	2,246	2,191
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$11,821	$7,218

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

The Bancorp's troubled debt restructured loans are summarized below:
(Dollars in thousands)
	December 31, 2020		December 31, 2019
Loan Segment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	8	$614	6	$480
Home equity	7	187	6	176
Commercial real estate	4	872	3	822
Construction and land development	-	-	-	-
Multifamily	-	-	-	-
Farmland	-	-	-	-
Commercial business	6	448	7	622
Consumer	-	-	-	-
Manufactured homes	-	-	-	-
Government	-	-	-	-
Total	$25	$2,121	$22	$2,100

One commercial real estate customer with loans totaling $5.3 million and residential real estate loans totaling $3.0 million contributed to the December 31, 2020, increase in nonperforming loans. One commercial real estate customer with loans totaling $5.3 million, residential real estate loans totaling $2.8 million and one commercial real estate customer with loans totaling $1.3 million contributed to the December 31, 2020, increase in substandard loans. One commercial real estate relationship with loans totaling $8.6 million, one commercial real estate relationship with loans totaling $4.1 million, and one commercial real estate customer with loans totaling $1.1 million contributed to the December 31, 2020, increase in special mention loans, which was offset by the movement of one commercial real estate customer with loans totaling $1.3 million to substandard and a $2.1 million decline in residential real estate loans. One commercial real estate customer with loans totaling $5.3 million, one commercial business relationship with loans totaling $360 thousand, and two commercial business customers with loans totaling $303 thousand contributed to the December 31, 2020, increase in impaired loans.

At December 31, 2020, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the twelve months ended are summarized below:
(Dollars in thousands)

Loan Segment	December 31, 2020	December 31, 2019
Residential real estate	$374	$228
Home equity	53	21
Commercial real estate	1,713	667
Construction and land development	324	342
Multifamily	97	57
Farmland	-	-
Commercial business	1,145	1,295
Consumer	(2)	(5)
Manufactured homes	-	-
Government	(17)	(21)
Total	$3,687	$2,584

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	As of December 31, 2020
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(2)	$27	$25
Home equity	-	-	-
Commercial real estate	(80)	-	(80)
Construction and land development	(17)	-	(17)
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(158)	17	(141)
Consumer	(29)	14	(15)
Manufactured homes	-	-
Government	-	-	-
Total	$(286)	$58	$(228)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2020, total purchased credit impaired loans nonaccretable and accretable discount totaled $2.1 million compared to $2.2 million at December 31, 2019. Additionally, the Bancorp has acquired loans where there was no evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired and has a balance of $2.0 million at December 31, 2020, compared to $3.8 million at December 31, 2019. Details on these fair value marks and the additional reserves created can be found in Note 4, Loans Receivable.

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as an origination cost to the third party originator of the loan.

The Bancorp's allowance to total loans and non-performing loans are summarized below:
(Dollars in thousands)
	December 31, 2020	December 31, 2019

Allowance for loan losses	$12,458	$8,999
Total loans	$966,578	$906,869
Non-performing loans	$14,365	$7,373
ALL-to-total loans	1.29%	0.99%
ALL-to-non-performing loans (coverage ratio)	86.7%	122.1%

The December 31, 2020, balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At December 31, 2020, foreclosed real estate totaled $538 thousand, which was comprised of ten properties, compared to $1.1 million and seventeen properties at December 31, 2019. During 2020, loans totaling $233 thousand were transferred into foreclosed real estate, while net sales of foreclosed real estate totaled $855 thousand. Net gains from the 2020 sales totaled $78 thousand. Market value adjustments in 2020 of $46 thousand were also made. At the end of December 2020, all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $410.7 million at December 31, 2020, compared to $277.2 million at December 31, 2019, an increase of $133.5 million (48.1%). The increase in the securities portfolio during the year is a result of market value adjustments and investment of excess liquidity. At December 31, 2020, the securities portfolio represented 29.3% of interest-earning assets and 27.4% of total assets compared to 22.7% of interest-earning assets and 20.9% of total assets at December 31, 2019.

As of December 31, 2020, the Bancorp’s two investments in trust preferred securities are in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities on non-accrual status. At December 31, 2020, the cost basis of the two trust preferred securities on non-accrual status totaled $2.2 million.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	December 31.		December 31,
(Dollars in thousands)	2020		2019
	Balance	% Securities	Balance	% Securities

Money market fund	$52,941	12.9%	$9,670	3.5%
U.S. government sponsored entities	7,860	1.9%	13,058	4.7%
Collateralized mortgage obligations and residential mortgage-backed securities	154,736	37.7%	150,988	54.5%
Municipal securities	194,203	47.3%	102,427	36.9%
Collateralized debt obligations	929	0.2%	1,076	0.4%
Total securities available-for-sale	$410,669	100.0%	$277,219	100.0%

	December 31.	December 31,	YTD
(Dollars in thousands)	2020	2019	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$5,908	$10,750	$(4,842)	-45.0%
Fed funds sold	-	15,544	(15,544)	-100.0%
Certificates of deposit in other financial institutions	1,897	2,170	(273)	-12.6%
Federal Home Loan Bank stock	3,918	3,912	6	0.2%

The net decrease in interest bearing deposits in other financial institutions and fed funds sold is primarily the result of the Bancorp funding investments in securities and loan growth.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	December 31,	December 31,	YTD
(Dollars in thousands)	2020	2019	Change
	Balance	Balance	$	%

Checking	$516,487	$392,324	$124,163	31.6%
Savings	254,108	209,945	44,163	21.0%
Money market	246,916	224,398	22,518	10.0%
Certificates of deposit	284,828	327,703	(42,875)	-13.1%
Total deposits	$1,302,339	$1,154,370	$147,969	12.8%

The overall increase in total deposits is primarily a result of the Bancorp’s efforts to maintain and grow core deposits and customer preferences for the security and liquidity of the Bancorp’s deposit product offerings

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	December 31,	December 31,	YTD
(Dollars in thousands)	2020	2019	Change
	Balance	Balance	$	%

Repurchase agreements	$13,711	$11,499	$2,212	19.2%
Borrowed funds	6,149	14,000	(7,851)	-56.1%
Total borrowed funds	$19,860	$25,499	$(5,639)	-22.1%

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

During 2020, cash and cash equivalents decreased $27.3 million compared to an increase of $30.1 million for 2019. During 2020, the primary sources of cash and cash equivalents were from the change in deposits, maturities and sales of securities, and loan sales and repayments. The primary uses of cash and cash equivalents were for loan originations, purchases of securities, FHLB advance repayments, and the payment of common stock dividends. During 2020, net cash from operating activities totaled $21.1 million, compared to $11.0 million for 2019. The increase in cash in-flow from operating activities was primarily due to higher net income year over year, sale of loans originated for sale, and net change in accrued expenses and other liabilities. Net cash outflows from investing activities totaled $186.6 million during 2020, compared to outflows of $28.2 million during 2019. The changes for the current year were primarily related to the increased purchases of securities. Net cash inflows from financing activities totaled $138.1 million in 2020, compared to net cash inflows of $47.3 million in 2019. The increase during 2020 was primarily due to the increase in deposits, and less repayments of FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $4.3 million and $4.1 million during 2020 and 2019, respectively. During 2020, the Bancorp’s Board of Directors maintained dividends as earnings and capital continued to be sufficient to warrant the current dividend.

Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. Stockholders' equity totaled $152.9 million at December 31, 2020, compared to $134.1 million at December 31, 2019, an increase of $18.8 million (14.0%). The increase was primarily the result of net income of $16.6 million, and net unrealized gains of available for sale securities of $6.2 million less $4.3 million in dividends. At December 31, 2020, book value per share was $44.16 compared to $38.85 for 2019.

The Bancorp is subject to risk-based capital guidelines adopted by the FRB, and the Bank is subject to risk-based capital guidelines adopted by the FDIC. As applied to the Bancorp and the Bank, the FRB and FDIC capital requirements are substantially the same. These regulations divide capital into various tiers, as described in “Recent Developments – Regulatory Capital Rules” above. The following table shows that, at December 31, 2020, the Bancorp’s capital exceeded all regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$125.3	12.8%	$43.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$125.3	12.8%	$58.6	6.0%	N/A	N/A
Total capital to risk-weighted assets	$137.5	14.0%	$78.1	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$125.3	8.5%	$59.2	4.0%	N/A	N/A

The following table shows that, at December 31, 2020, the Bank’s capital exceeded all regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$123.3	12.7%	$43.8	4.5%	$63.2	6.5%
Tier 1 capital to risk-weighted assets	$123.3	12.7%	$58.4	6.0%	$77.8	8.0%
Total capital to risk-weighted assets	$135.4	13.9%	$77.8	8.0%	$97.3	10.0%
Tier 1 capital to adjusted average assets	$123.3	8.3%	$59.1	4.0%	$73.9	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2021, without the need for qualifying for an exemption or prior DFI approval, is its 2021 net profits plus $4.7 million. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 20, 2020 the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.31 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 8, 2021.

Results of Operations –

Comparison of 2020 to 2019

Net income for 2020 was $16.6 million, compared to $12.1 million for 2019, an increase of $4.5 million (37.3%). The twelve-month earnings increase is primarily related to lower interest expense and higher noninterest income. The earnings represent a return on average assets of 1.16% for 2020, compared to 0.94% for 2019. The return on average equity was 11.51% for 2020, compared to 9.54% for 2019.

Net interest income for 2020, was $45.9 million, an increase of $2.7 million (6.3%) from $43.2 million for 2019. During the year, the Bancorp’s interest earning assets were negatively impacted by lower yields, while interest expense was driven lower primarily by decreased cost of funds. The weighted-average yield on interest-earning assets was 3.91% for 2020, compared to 4.43% for 2019. The weighted-average cost of funds was 0.45% for 2020, compared to 0.80% for 2019. The impact of the 3.91% return on interest earning assets and the 0.45% cost of funds resulted in a net interest spread of 3.46% for 2020, compared to a net interest spread of 3.63% for 2019. During 2020, total interest income decreased by $629 thousand (1.2%) while total interest expense decreased by $3.4 million (36.9%). The net interest margin was 3.47% for 2020, compared to 3.66% for 2019. The Bancorp’s tax equivalent net interest margin for 2020, was 3.63% compared to 3.73% for 2019. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	December 31, 2020			December 31, 2019
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$37,582	$182	0.48	$33,502	$703	2.10
Federal funds sold	2,307	15	0.65	5,170	79	1.53
Certificates of deposit in other financial institutions	1,869	45	2.41	2,154	65	3.02
Securities available-for-sale	314,298	6,392	2.03	257,003	6,773	2.64
Loans receivable	961,187	44,867	4.67	876,611	44,455	5.07
Federal Home Loan Bank stock	3,916	120	3.06	3,899	175	4.49
Total interest earning assets	1,321,159	$51,621	3.91	1,178,339	$52,250	4.43
Cash and non-interest bearing deposits in other financial institutions	16,879			23,237
Allowance for loan losses	(9,881)			(8,660)
Other noninterest bearing assets	99,019			93,048
Total assets	$1,427,176			$1,285,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,239,314	$5,321	0.43	$1,108,687	$8,359	0.75
Repurchase agreements	14,956	87	0.58	12,928	233	1.80
Borrowed funds	12,298	332	2.70	18,702	500	2.67
Total interest bearing liabilities	1,266,568	$5,740	0.45	1,140,317	$9,092	0.80
Other noninterest bearing liabilities	16,333			18,802
Total liabilities	1,282,901			1,159,119
Total stockholders' equity	144,275			126,845
Total liabilities and stockholders' equity	$1,427,176			$1,285,964

The decrease in interest income for interest bearing deposits in other financial institutions was the result of lower average rate for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease in interest income for federal funds sold was result of lower average balances and rates for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease in interest income for certificates of deposits in other financial institutions was the result of lower average balances and rates for the year ended December 31, 2020, compared to the year ended December 31, 2019.The decrease in interest income for securities available-for-sale was the result of lower average rates for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in interest income for loans receivable was the result of higher average balances for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease in interest income in Federal Home Loan Bank stock is the result of lower average rates for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease in the interest expense of total deposits was the result of lower weighted average rates for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease in interest expense of repurchase agreements was the result of lower weighted average rates for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease in the interest expense of borrowed was the result of lower average balances for the year ended December 31, 2020, compared to the year ended December 31, 2019.

The following table shows the change in noninterest income for the year ending December 31, 2020, and December 31, 2019.

(Dollars in thousands, except per share data)	Year Ended December 31,		12/31/2020 vs. 12/31/2019
	2020	2019	$ Change	% Change
Noninterest income:
Gain on sale of loans held-for-sale, net	$7,588	$2,071	$5,517	266.4%
Fees and service charges	5,161	4,737	424	9.0%
Gain on sale of securities, net	2,348	621	1,727	278.1%
Wealth management operations	2,138	1,915	223	11.6%
Increase in cash value of bank owned life insurance	708	688	20	2.9%
Gain on sale of foreclosed real estate	78	78	0	0.0%
Benefit from bank owned life insurance	-	205	(205)	-100.0%
Other	127	355	(228)	-64.2%

Total noninterest income	$18,148	$10,670	$7,478	70.1%

The increase in gain on sale of loans held-for-sale, net, is the result of the current economic and rate environment, and our ability to close loans in a timely fashion during record demand. We anticipate the demand for mortgage loans will return to more normal levels as the current low rate environment persists or rates return to higher levels. The increase in fees and service charges is primarily the result of increased lending fees earned as part of opportunities resulting from the current economic and rate environment. The increase in gains on the sale of securities is a result of current market conditions and actively managing the portfolio. The increase in wealth management income is the result of the Bancorp’s continued focus on expanding its wealth management line of business. In the prior year, a death benefit from bank owned life insurance was recorded; no events of this nature have occurred in the twelve months of 2020. The decrease in other noninterest income is the result of a one-time fixed asset sale for a gain in the prior year.

The following table shows the change in noninterest expense for the year ending December 31, 2020, and December 31, 2019.

(Dollars in thousands, except per share data)	Year Ended December 31,		12/31/2020 vs. 12/31/2019
	2020	2019	$ Change	% Change
Noninterest expense:
Compensation and benefits	$22,065	$19,617	$2,448	12.5%
Occupancy and equipment	4,933	4,548	385	8.5%
Data processing	2,267	2,967	(700)	-23.6%
Federal deposit insurance premiums	788	300	488	162.7%
Marketing	732	926	(194)	-21.0%
Professional services	640	803	(163)	-20.3%
Other	9,421	8,227	1,194	14.5%

Total noninterest expense	$40,846	$37,388	$3,458	9.2%

The increase in compensation and benefits is primarily the result of management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to facilities improvement efforts aimed at enhancing technology and to accommodate recent growth. The decrease in data processing expense is primarily the result of prior year data conversion expenses incurred in the first quarter of 2019 related to the acquisition of AJS Bancorp Inc. The increase in federal deposit insurance premiums is a result of one-time credits received in prior year. The decrease in marketing is a result of the timing of the Bancorp’s marketing initiatives. The increase in other operating expenses is primarily the result of investments in strategic initiatives. The Bancorp’s efficiency ratio was 63.8% for the year ended December 31, 2020, compared to 69.5% for the year ended December 31, 2019. The improved ratio is related primarily to the increase in noninterest income and lower interest expense. The acquisition of AJSB is discussed in Note 2 of the financial statements.

Income tax expenses for the year ended December 31, 2020, totaled $2.9 million, compared to income tax expense of $1.8 for the year ended December 31, 2019, an increase of $1.1 million (64.4%). The combined effective federal and state tax rates for the Bancorp was 14.8% for the year ended December 31, 2020, compared to 12.7% for the year ended December 31, 2019. The Bancorp’s higher current period effective tax rate is a result of a smaller increase to tax preferred income relative to earnings.

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

Allowance for Loan Losses – The Bancorp maintains an Allowance for Loan Losses (“ALL”) to absorb probable incurred credit losses that arise from the loan portfolio. The ALL is increased by the provision for loan losses, and decreased by charge-offs net of recoveries. The determination of the amounts of the ALL and provisions for loan losses is based upon management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability. The methodology used to determine the current year provision and the overall adequacy of the ALL includes a disciplined and consistently applied quarterly process that combines a review of the current position with a risk assessment worksheet. Factors that are taken into consideration in the analysis include an assessment of national and local economic trends, a review of current year loan portfolio growth and changes in portfolio mix, and an assessment of trends for loan delinquencies and loan charge-off activity. Particular attention is given to non-accruing loans and accruing loans past due 90 days or more, and loans that have been classified as substandard, doubtful, or loss. Changes in the provision are directionally consistent with changes in observable data.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

Report of Independent Registered

Public Accounting Firm

To the Stockholders and Board of Directors

NorthWest Indiana Bancorp and Subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of NorthWest Indiana Bancorp and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Qualitative Factors used in the Allowance for Loan Losses – Refer to Notes 1 and 4 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 1 and 4 to the Company’s consolidated financial statements, the Company had a gross loan portfolio of approximately $966.6 million and related allowance for loan losses of approximately $12.5 million as of December 31, 2020. The allowance for loan losses includes a reserve for loans collectively evaluated for impairment of approximately $10.7 million and loans individually evaluated for impairment of approximately $1.8 million. The estimate of the collectively evaluated component of the allowance for loan losses considers the Company’s historical loss experience by loan segment, adjusted for qualitative factors based on general economic conditions and other qualitative risk factors. These qualitative factors include changes in trends in volume and terms of loans, changes in loan concentrations, changes in the trends and severity of problem loans, current local and national economic conditions and trends including unemployment, changes in the banking industry including legal and regulatory requirements, changes in lending staff, policies and procedures, changes in the trends and severity of findings and downgrades from independent loan reviews. These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company’s historic loss experience.

We identified the qualitative factors used in the allowance for loan losses as a critical audit matter because of the necessary judgement applied by us to evaluate management’s significant estimates and subjective assumptions in determining qualitative adjustments.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the qualitative factors used in the allowance for loan losses included the following, among others:

●	We obtained an understanding of management’s processes for identifying relevant qualitative factors and quantifying related adjustments.
●

We evaluated the design of controls over management’s evaluation of the allowance related to the qualitative factors used in the allowance for loan losses, including controls addressing management’s review of the qualitative and quantitative analysis related to the qualitative risk factors.

●	We evaluated the of reasonableness of management’s judgments related to qualitative adjustments in comparison to management’s policies.
●	We considered whether qualitative factors were consistently applied period over period, where applicable.
●	We evaluated whether management factors were supported by evidence from internal and external sources and loan portfolio performance.
●

We analytically evaluated the allowance related to loans collectively evaluated for impairment by loan segment year over year for reasonableness against overall trends in the economy, industry, and loan portfolio performance.

Goodwill Impairment Analysis – Refer to Notes 1 and 7 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company’s goodwill totaled $11.1 million as of December 31, 2020. As described in Note 1 and 7 to the Company’s consolidated financial statements, goodwill is evaluated for impairment on an annual basis, or more often if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During 2020 the Company’s market value fell below book value and the Company performed a quantitative assessment of goodwill for impairment with the assistance of a third-party valuation specialist as of June 30, 2020. This evaluation resulted in the conclusion that the Company’s fair value exceeded the carrying value and no goodwill impairment was recorded. With the assistance of another third-party valuation specialist, the Company performed another quantitative assessment as of December 31, 2020, the Company’s annual goodwill impairment evaluation date, which reached the same conclusion.

We identified the evaluation of goodwill for impairment as a critical audit matter due to the subjective nature of the assumptions used to estimate the Company’s fair value. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the Company to its carrying value. The Company, with the assistance of its third-party valuation specialists, determines its fair value using a blend of the income approach (discounted cash flow model) and market approach (guideline public company method or guideline transaction method). The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future income, provision for credit losses, and discount rates, which are sensitive to changes in expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic. The determination of the fair value using the guideline public company method requires management to make significant assumptions related to price to tangible book value multiples and price to earnings multiples, as well as significant assumptions related to control premiums. The determination of the fair value using the guideline transaction method requires management to review the value of the business based on pricing multiples derived from the sale of companies that are similar to the Company.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated fair value of the Company, with the support of our internal valuation specialists, included the following, among others:

●	We obtained an understanding of the controls over management’s goodwill impairment evaluation
●

We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) external information.

●	We assessed the appropriateness of methodologies selected by management and tested the reasonableness of significant assumptions by comparing to external sources.
●	We performed sensitivity analysis of significant assumptions to evaluate changes in the fair value estimate of the Company resulting from changes in the related assumptions.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

We have served as the Company’s auditor since 2009.

Chicago, Illinois
March 22, 2021

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2020	2019

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$14,014	$20,964
Interest bearing deposits in other financial institutions	5,908	10,750
Federal funds sold	-	15,544

Total cash and cash equivalents	19,922	47,258

Certificates of deposit in other financial institutions	1,897	2,170

Securities available-for-sale	410,669	277,219
Loans held-for-sale	11,329	6,091
Loans receivable	966,578	906,869
Less: allowance for loan losses	(12,458)	(8,999)
Net loans receivable	954,120	897,870
Federal Home Loan Bank stock	3,918	3,912
Accrued interest receivable	4,713	4,029
Premises and equipment	30,785	29,407
Foreclosed real estate	538	1,083
Cash value of bank owned life insurance	30,725	30,017
Goodwill	11,109	11,109
Other assets	17,800	18,557

Total assets	$1,497,525	$1,328,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$241,620	$172,094
Interest bearing	1,060,719	982,276
Total	1,302,339	1,154,370
Repurchase agreements	13,711	11,499
Borrowed funds	6,149	14,000
Accrued expenses and other liabilities	22,404	14,750

Total liabilities	1,344,603	1,194,619

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: December 31, 2020 - 3,462,916 December 31, 2019 - 3,451,797	-	-
Additional paid-in capital	29,987	29,657
Accumulated other comprehensive income	10,441	4,261
Retained earnings	112,494	100,185

Total stockholders' equity	152,922	134,103

Total liabilities and stockholders' equity	$1,497,525	$1,328,722

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Year Ended December 31,
	2020	2019
Interest income:
Loans receivable
Real estate loans	$35,875	$37,574
Commercial loans	8,162	6,451
Consumer loans	830	430
Total loan interest	44,867	44,455
Securities	6,512	6,948
Other interest earning assets	242	847

Total interest income	51,621	52,250

Interest expense:
Deposits	5,321	8,359
Repurchase agreements	87	233
Borrowed funds	332	500

Total interest expense	5,740	9,092

Net interest income	45,881	43,158
Provision for loan losses	3,687	2,584

Net interest income after provision for loan losses	42,194	40,574

Noninterest income:
Gain on sale of loans held-for-sale, net	7,588	2,071
Fees and service charges	5,161	4,737
Gain on sale of securities, net	2,348	621
Wealth management operations	2,138	1,915
Increase in cash value of bank owned life insurance	708	688
Gain on sale of foreclosed real estate	78	78
Benefit from bank owned life insurance	-	205
Other	127	355

Total noninterest income	18,148	10,670

Noninterest expense:
Compensation and benefits	22,065	19,617
Occupancy and equipment	4,933	4,548
Data processing	2,267	2,967
Federal deposit insurance premiums	788	300
Marketing	732	926
Professional services	640	803
Other	9,421	8,227

Total noninterest expense	40,846	37,388

Income before income tax expenses	19,496	13,856
Income tax expenses	2,892	1,759

Net income	$16,604	$12,097

Earnings per common share:
Basic	$4.80	$3.53
Diluted	$4.80	$3.53

Dividends declared per common share	$1.24	$1.23

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year Ended December 31,
	2020	2019

Net income	$16,604	$12,097

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain arising during the period	10,169	9,547
Less: reclassification adjustment for gains included in net income	(2,348)	(621)
Net securities gain during the period	7,821	8,926
Tax effect	(1,641)	(1,869)
Net of tax amount	6,180	7,057

Comprehensive income, net of tax	$22,784	$19,154

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2019	$-	$11,927	$(2,796)	$92,333	$101,464

Comprehensive income:
Net income	-	-	-	12,097	12,097
Net unrealized loss on securities available-for- sale, net of reclassification and tax effects	-	-	7,057	-	7,057
Comprehensive income					19,154
Net surrender value of 1,245 restricted stock awards		(63)			(63)
Stock-based compensation expense	-	301	-	-	301
Issuance of 416,478 shares at $42.00 per share, for acquisition of AJS Bancorp, Inc		17,492			17,492
Cash dividends, $1.23 per share	-	-	-	(4,245)	(4,245)

Balance at December 31, 2019	$-	$29,657	$4,261	$100,185	$134,103

Comprehensive income:
Net income	-	-	-	16,604	16,604
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	6,180	-	6,180
Comprehensive income					22,784
Net surrender value of 1,904 restricted stock awards		(85)			(85)
Stock-based compensation expense	-	415	-	-	415
Cash dividends, $1.24 per share	-	-	-	(4,295)	(4,295)

Balance at December 31, 2020	$-	$29,987	$10,441	$112,494	$152,922

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows

(Dollars in thousands)	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,604	$12,097
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(224,945)	(78,175)
Sale of loans originated for sale	226,447	77,018
Depreciation and amortization, net of accretion	3,094	1,888
Deferred tax expense	690	1,172
Amortization of mortgage servicing rights	107	60
Stock based compensation expense	415	301
Net surrender value of restricted stock awards	(85)	(63)
Gain on sale of securities, net	(2,348)	(621)
Gain on sale of loans held-for-sale, net	(7,400)	(1,885)
Gain on sale of premises and equipment, net	-	(133)
Gain on sale of foreclosed real estate	(78)	(78)
Gain on derivatives	(188)	(186)
Benefit from bank owned life insurance	-	(205)
Provision for loan losses	3,687	2,584
Net change in:
Interest receivable	(684)	(397)
Other assets	(1,817)	(5,407)
Accrued expenses and other liabilities	7,650	2,987
Total adjustments	4,545	(1,140)
Net cash - operating activities	21,149	10,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	795	739
Purchase of certificates of deposit in other financial institutions	(522)	(885)
Proceeds from maturities and pay downs of securities available-for-sale	67,014	31,595
Proceeds from sales of securities available-for-sale	51,350	37,939
Purchase of securities available-for-sale	(243,351)	(93,205)
Loan participations purchased	(9,054)	-
Net change in loans receivable	(49,196)	(54,838)
Purchase of Federal Home Loan Bank Stock	(6)	60
Purchase of premises and equipment, net	(3,735)	(3,041)
Proceeds from sale of premises and equipment	-	243
Proceeds from sale of foreclosed real estate	809	1,227
Write down of foreclosed real estate	46	120
Cash and cash equivalents from acquisition activity, net	-	52,560
Change in cash value of bank owned life insurance	(708)	(688)
Net cash - investing activities	(186,558)	(28,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	148,003	80,550
Proceeds from FHLB advances	-	-
Repayment of FHLB advances	(8,000)	(29,000)
Repayment of trust preferred security related to First Personal Merger	-	-
Change in other borrowed funds	2,361	(129)
Dividends paid	(4,291)	(4,085)
Net cash - financing activities	138,073	47,336
Net change in cash and cash equivalents	(27,336)	30,119
Cash and cash equivalents at beginning of period	47,258	17,139
Cash and cash equivalents at end of period	$19,922	$47,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,865	$9,099
Income taxes	1,025	1,605
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$-	$172,925
Value of goodwill and other intangible assets	-	5,856
Fair value of liabilities assumed	-	145,546
Cash paid for acquisition	-	15,743
Issuance of common stock for acquisition	-	17,492
Noncash activities:
Transfers from loans to foreclosed real estate	$233	$639

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2020 and 2019

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include NorthWest Indiana Bancorp (the “Bancorp” or “NWIN”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation provides insurance and annuity investments to the Bank’s wealth management customers. NWIN, LLC is located in Las Vegas, Nevada and serves as the Bank’s investment subsidiary and parent of a real estate investment trust, NWIN Funding, Inc. NWIN Funding, Inc. was formed as an Indiana Real Estate Investment Trust. The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. receives favorable state tax treatment for income generated by its operations. Columbia Development Company is a limited liability company that serves to hold certain real estate properties that are acquired through foreclosure. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Securities – The Bancorp classifies securities into held-to-maturity, available-for-sale, or trading categories. Held-to-maturity securities are those which management has the positive intent and the Bancorp has the ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax. At December 31, 2020, and 2019, all of the Bancorp’s securities were classified as available-for-sale. The Bancorp does not have a held to maturity or trading portfolio. Realized gains and losses resulting from the sale of securities recorded on the trade date are computed by the specific identification method. Interest and dividend income, adjusted by amortization of premiums or discounts on a level yield method, are included in earnings. Securities are reviewed for other-than-temporary impairment on a quarterly basis.

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

Allowance for Loan Losses – The allowance for loan losses (“allowance”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

A loan is considered impaired when, based on current information and events, it is probable that the Bancorp will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are normally collectively evaluated for impairment, unless part of a larger relationship or a trouble debt restructuring.

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

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act allows financial institutions to suspend application of certain TDR accounting guidance for loan and lease modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. Section 4013 of the CARES Act was amended on December 27, 2020 to extend this relief until January 1, 2022. The relief can be applied to loan and lease modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan and lease modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Company chose to apply this relief to eligible loan and lease modifications. At December 31, 2020, loan and lease modification balances related to the COVID-19 pandemic were $14.9 million.

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

Premises and Equipment – Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Premises and related components are depreciated using the straight-line method with useful lives ranging from 15 to 39 years. Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 2 to 10 years.

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

At December 31, 2020 and 2019, the Bancorp evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Bancorp believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Bancorp's financial condition, results of operations, or cash flows. Accordingly, the Bancorp has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2020 and 2019.

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

As part of mortgage banking operations, the Company enters into commitments to originate loans whereby the interest rate on these loans is determined prior to funding (“interest rate lock commitments”). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. The interest rate lock commitments on mortgage loans intended to be sold are recorded at fair value with changes in fair value recorded in current earnings as part of gain on sale of loans held-for-sale, net.

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

Restrictions on Cash –– Cash on hand or on deposit with the Federal Reserve Bank of $2.2 million was required to meet regulatory reserve and clearing requirements at December 31, 2019. As of March 26, 2020, the Federal Reserve Bank eliminated reserve requirements for certain depository institutions, including the Bank. As such, there was no reserve requirement at December 31, 2020. These balances do not earn interest. As part of derivative contracts entered into by the Bancorp, $3.9 million and $2.3 million was pledged as collateral at December 31, 2020 and 2019, respectively. These balances are included in interest bearing deposits.

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

Reclassification – Certain amounts appearing in the consolidated financial statements and notes thereto for the year ended December 31, 2019, may have been reclassified to conform to the December 31, 2020 presentation.

Trust Assets – Assets of the Bancorp’s wealth management department, other than cash on deposit at the Bancorp, are not included in these consolidated financial statements because they are not assets of the Bancorp.

Adoption of New Accounting Pronouncements –

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Standard simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU No. 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. Finally, this ASU amends the Overview and Background sections of the Accounting Standards Codification as part of the FASB’s initiative to unify and improve such sections across Topics and Subtopics. The new guidance is effective for the Company’s year ending December 31, 2020, and was adopted on January 1, 2020. The adoption of this ASU has not had a material impact on the consolidated financial statements, and the Bancorp has not recorded goodwill impairment to date related to their acquisition activity.

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

Upcoming Accounting Pronouncements -

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. In October 2019, the FASB voted and approved proposed changes to the effective date of this ASU for smaller reporting companies, such as the Bancorp, and other non-SEC reporting entities. The approval changed the effective date of the ASU to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The new credit loss guidance will be effective for the Bancorp's year ending December 31, 2023. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is in the process of evaluating the impact adoption of this update will have on the Bancorp’s consolidated financial statements. This process of evaluation has engaged multiple areas of the Bancorp’s management in discussing loss estimation methods and the application of these methods to specific segments of the loans receivable portfolio. Management has been actively monitoring developments and evaluating the use of different methods allowed. Due to continuing development of understanding of application, additional time is required to understand how this ASU will affect the Bancorp’s financial statements. Management plans on running parallel calculations and finalizing a method or methods of adoption in time for the effective date.

NOTE 2 – Acquisition Activity

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

In connection with the AJSB Merger, each AJSB stockholder holding 100 or more shares of AJSB common stock received fixed consideration of (i) 0.2030 shares of Bancorp common stock, and (ii) $7.20 per share in cash for each outstanding share of AJSB’s common stock. Stockholders holding less than 100 shares of AJSB common stock received $16.00 in cash and no stock consideration for each outstanding share of AJSB common stock. Any fractional shares of Bancorp common stock that an AJSB stockholder would have otherwise received in the AJSB Merger were cashed out in the amount of such fraction multiplied by $43.01.

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

NOTE 3 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2020
Money market fund	$52,941	$-	$-	$52,941
U.S. government sponsored entities	7,881	3	(24)	7,860
Collateralized mortgage obligations and residential mortgage-backed securities	151,355	3,417	(36)	154,736
Municipal securities	183,103	11,102	(2)	194,203
Collateralized debt obligations	2,182	-	(1,253)	929
Total securities available-for-sale	$397,462	$14,522	$(1,315)	$410,669

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2019
Money market fund	$9,670	$-	$-	$9,670
U.S. government sponsored entities	12,994	64	-	13,058
Collateralized mortgage obligations and residential mortgage-backed securities	149,339	1,745	(96)	150,988
Municipal securities	97,628	4,844	(45)	102,427
Collateralized debt obligations	2,202	-	(1,126)	1,076
Total securities available-for-sale	$271,833	$6,653	$(1,267)	$277,219

The estimated fair value of available-for-sale securities and carrying amount, if different, at December 31, 2020, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Tax-equivalent yields were calculated using the 2020 tax rate.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
December 31, 2020	Value	Yield (%)
Due in one year or less	$52,941	0.03
Due from one to five years	3,779	4.20
Due from five to ten years	23,344	2.67
Due over ten years	175,869	3.37

Collateralized mortgage obligations and residential mortgage-backed securities	154,736	1.87
Total	$410,669	2.34

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	December 31,	December 31,
	2020	2019

Proceeds	$51,350	$37,939
Gross gains	2,407	888
Gross losses	(59)	(267)

The tax provisions related to these net realized gains were approximately $493 thousand for 2020 and $130 thousand for 2019.

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2019	$4,261
Current period change	6,180
Ending balance, December 31, 2020	$10,441

Securities with carrying values of approximately $52.4 million and $65.5 million were pledged as of December 31, 2020 and 2019, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law

Securities with unrealized losses at December 31, 2020, and 2019, not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
U.S. government sponsored entities	$4,975	$(24)	$-	$-	$4,975	$(24)
Collateralized mortgage obligations and residential mortgage-backed securities	11,953	(36)	-	-	11,953	(36)
Municipal securities	1,864	(2)	-	-	1,864	(2)
Collateralized debt obligations	-	-	929	(1,253)	929	(1,253)
Total temporarily impaired	$18,792	$(62)	$929	$(1,253)	$19,721	$(1,315)
Number of securities		8		2		10

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2018
U.S. government sponsored entities	$-	$-	$-	$-	$-	$-
Collateralized mortgage obligations and residential mortgage-backed securities	8,859	(31)	15,065	(65)	23,924	(96)
Municipal securities	4,367	(45)	-	-	4,367	(45)
Collateralized debt obligations	-	-	1,076	(1,126)	1,076	(1,126)
Total temporarily impaired	$13,226	$(76)	$16,141	$(1,191)	$29,367	$(1,267)
Number of securities		11		17		28

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

NOTE 4 – Loans Receivable

Year end loans are summarized below:

Loans receivable are summarized below:

(Dollars in thousands)
	December 31, 2020	December 31, 2019
Loans secured by real estate:
Residential real estate	$286,048	$299,569
Home equity	39,233	49,118
Commercial real estate	298,257	283,108
Construction and land development	93,562	87,710
Multifamily	50,571	51,286
Farmland	215	227
Total loans secured by real estate	767,886	771,018
Commercial business	158,140	103,222
Consumer	1,025	627
Manufactured homes	24,232	13,285
Government	10,142	15,804
Subtotal	961,425	903,956
Plus:
Net deferred loan origination fees	5,303	2,934
Undisbursed loan funds	(150)	(21)
Loans receivable	$966,578	$906,869

During 2020, the Bancorp funded loans under the Paycheck Protection Program which was created and designed to provide liquidity to small businesses during the COVID-19 pandemic. The loans are guaranteed by the SBA and loan proceeds to borrowers are forgivable by the SBA if certain criteria are met. The Company originated PPP loans totaling $91.5 million during the year. As of December 31, 2020, there were approximately $67.2 million of PPP loans included in the commercial business loan segment.

PPP processing fees received from the SBA totaling $3.5 million were deferred along with loan origination costs and recognized as interest income using the effective yield method. Upon forgiveness of a loan and resulting repayment by the SBA, any unrecognized net fee for a given loan is recognized as interest income. $1.2 million of the fees were recognized in 2020.

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2020:

Allowance for loan losses:
Residential real estate	$1,812	$(2)	$27	$374	$2,211
Home equity	223	-	-	53	276
Commercial real estate	3,773	(80)	-	1,713	5,406
Construction and land development	1,098	(17)	-	324	1,405
Multifamily	529	-	-	97	626
Farmland	-	-	-	-	-
Commercial business	1,504	(158)	17	1,145	2,508
Consumer	43	(29)	14	(2)	26
Manufactured homes	-	-	-	-	-
Government	17	-	-	(17)	-
Total	$8,999	$(286)	$58	$3,687	$12,458

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2019:

Allowance for loan losses:
Residential real estate	$1,715	$(160)	$29	$228	$1,812
Home equity	202	-	-	21	223
Commercial real estate	3,335	(229)	-	667	3,773
Construction and land development	756	-	-	342	1,098
Multifamily	472	-	-	57	529
Farmland	-	-	-	-	-
Commercial business	1,362	(1,178)	25	1,295	1,504
Consumer	82	(54)	20	(5)	43
Manufactured homes	-	-	-	-	-
Government	38	-	-	(21)	17
Total	$7,962	$(1,621)	$74	$2,584	$8,999

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as an origination cost to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $3.8 million and $1.9 million as of December 31, 2020 and December 31, 2019, respectively, and is included in net deferred loan origination fees and costs.

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Loans individually evaluated for impairment	Purchased credit impaired loans individually evaluated for impairment	Loans collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2020:

Residential real estate	$173	$2,038	$285,651	$868	$1,297	$283,486
Home equity	1	275	39,286	216	137	38,933
Commercial real estate	1,089	4,317	298,257	6,190	151	291,916
Construction and land development	-	1,405	93,562	-	-	93,562
Multifamily	-	626	50,571	95	621	49,855
Farmland	-	-	215	-	-	215
Commercial business	512	1,996	156,965	1,086	1,160	154,719
Consumer	-	26	1,025	-	-	1,025
Manufactured homes	-	-	30,904	-	-	30,904
Government	-	-	10,142	-	-	10,142
Total	$1,775	$10,683	$966,578	$8,455	$3,366	$954,757

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2019:

Residential real estate	$10	$1,802	$299,333	$642	$1,581	$297,110
Home equity	4	219	49,181	221	216	48,744
Commercial real estate	-	3,773	283,108	1,078	487	281,543
Construction and land development	-	1,098	87,710	-	-	87,710
Multifamily	-	529	51,286	129	673	50,484
Farmland	-	-	227	-	-	227
Commercial business	152	1,352	103,088	1,041	1,150	100,897
Consumer	-	43	627	-	-	627
Manufactured homes	-	-	16,505	-	-	16,505
Government	-	17	15,804	-	-	15,804
Total	$166	$8,833	$906,869	$3,111	$4,107	$899,651

The Bancorp's credit quality indicators are summarized below at December 31, 2020 and December 31, 2019:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	December 31, 2020
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$1,202	$116,631	$100,334	$15,753	$41,805	$3,539	$6,387	$285,651
Home equity	66	4,949	31,974	108	933	761	495	39,286
Commercial real estate	-	1,847	70,062	150,983	55,202	11,983	8,180	298,257
Construction and land development	-	4,282	31,612	41,961	12,055	3,652	-	93,562
Multifamily	-	709	7,264	35,621	5,065	1,408	504	50,571
Farmland	-	-	-	-	215	-	-	215
Commercial business	7,929	75,783	16,842	33,942	20,067	1,341	1,061	156,965
Consumer	510	1	514	-	-	-	-	1,025
Manufactured homes	6,673	1,864	21,460	176	731	-	-	30,904
Government	-	-	9,202	940	-	-	-	10,142
Total	$16,380	$206,066	$289,264	$279,484	$136,073	$22,684	$16,627	$966,578

	December 31, 2019
(Dollars in thousands)	2	3	4	5	6	7	8

Loan Segment	Moderate	Above average acceptable	Acceptable	Marginally acceptable	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$827	$119,138	$104,153	$13,463	$53,058	$4,203	$4,491	$299,333
Home equity	100	6,536	40,027	264	934	813	507	49,181
Commercial real estate	-	2,030	82,158	135,058	56,917	5,380	1,565	283,108
Construction and land development...	-	719	26,900	45,751	14,340	-	-	87,710
Multifamily	-	903	18,107	26,800	4,674	-	802	51,286
Farmland	-	-	-	-	227	-	-	227
Commercial business	8,312	13,158	19,638	39,016	20,009	2,228	727	103,088
Consumer	90	-	537	-	-	-	-	627
Manufactured homes	3,221	2,413	9,825	184	862	-	-	16,505
Government	-	1,889	11,505	2,410	-	-	-	15,804
Total	$12,550	$146,786	$312,850	$262,946	$151,021	$12,624	$8,092	$906,869

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

During the twelve months ending December 31, 2020, one residential real estate loan totaling $108 thousand was a new troubled debt restructuring loan. In addition, during 2020, one commercial real estate loan totaling $142 thousand, one residential loan totaling $50 thousand and one home equity loan totaling $22 thousand were renewed as a troubled debt restructuring. One residential real estate loan totaling $108 thousand and one commercial business trouble debt restructuring loan totaling $275 thousand, had subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

In March of 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed into law. Among other things, the CARES Act suspends the requirements related to accounting for TDRs for certain loan modifications related to the COVID-19 pandemic. As a result of the pandemic, the Company provided a modification program to borrowers that included certain concessions such as interest only or payment deferrals. As of December 31, 2020, there were $14.9 million of loans that remained under a modification agreement but are not disclosed as TDRs. Regardless of whether a modification is classified as a TDR, the Company continues to apply policies for risk rating, accruing interest, and classifying loans as impaired. As of December 31, 2020, there were $6.5 million and $5.2 million of loans outstanding under provisions of the CARES act and rated substandard and special mention, respectively.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the twelve months ended
	As of December 31, 2020			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,895	$3,228	$-	$2,028	$115
Home equity	352	363	-	373	16
Commercial real estate	1,177	1,761	-	1,305	80
Construction and land development	-	-	-	-	-
Multifamily	716	798	-	763	42
Farmland	-	-	-		-
Commercial business	1,497	1,514	-	1,591	80
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$270	$314	$173	$174	$6
Home equity	1	9	1	5	-
Commercial real estate	5,164	5,164	1,089	2,109	16
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-		-
Commercial business	749	749	512	739	30
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,165	$3,542	$173	$2,202	$121
Home equity	$353	$372	$1	$378	$16
Commercial real estate	$6,341	$6,925	$1,089	$3,414	$96
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$716	$798	$-	$763	$42
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,246	$2,263	$512	$2,330	$110
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the twelve months ended
	As of December 31, 2019			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,140	$3,555	$-	$1,960	$85
Home equity	429	451	-	380	10
Commercial real estate	1,547	2,141	-	1,578	52
Construction & land development	-	-	-	-	-
Multifamily	802	884	-	581	20
Farmland	-	-	-	-	-
Commercial business	1,814	1,906	-	1,909	81
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$83	$83	$10	$143	$3
Home equity	8	8	4	50	-
Commercial real estate	18	18	-	382	-
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	377	377	152	513	4
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,223	$3,638	$10	$2,103	$88
Home equity	$437	$459	$4	$430	$10
Commercial real estate	$1,565	$2,159	$-	$1,960	$52
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$802	$884	$-	$581	$20
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,191	$2,283	$152	$2,422	$85
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
December 31, 2020
Residential real estate	$2,797	$1,119	$4,875	$8,791	$276,860	$285,651	$80
Home equity	616	323	416	1,355	37,931	39,286	29
Commercial real estate	1,172	237	680	2,089	296,168	298,257	437
Construction and land development	471	-	20	491	93,071	93,562	20
Multifamily	94	266	150	510	50,061	50,571	-
Farmland	-	-	-	-	215	215	-
Commercial business	845	96	269	1,210	155,755	156,965	-
Consumer	2	-	-	2	1,023	1,025	-
Manufactured homes	303	173	-	476	30,428	30,904	-
Government	380	-	-	380	9,762	10,142	-
Total	$6,680	$2,214	$6,410	$15,304	$951,274	$966,578	$566

December 31, 2019
Residential real estate	$3,486	$1,332	$3,724	$8,542	$290,791	$299,333	$452
Home equity	90	24	388	502	48,679	49,181	19
Commercial real estate	1,461	170	719	2,350	280,758	283,108	61
Construction and land development	143	289	-	432	87,278	87,710	-
Multifamily	140	-	160	300	50,986	51,286	-
Farmland	-	-	-	-	227	227	-
Commercial business	926	583	870	2,379	100,709	103,088	288
Consumer	-	-	-	-	627	627	-
Manufactured homes	63	36	46	145	16,360	16,505	46
Government	-	-	-	-	15,804	15,804	-
Total	$6,309	$2,434	$5,907	$14,650	$892,219	$906,869	$866

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	December 31,	December 31,
	2020	2019
Residential real estate	$6,390	$4,374
Home equity	476	473
Commercial real estate	5,390	658
Construction and land development.	-	-
Multifamily	504	420
Farmland	-	-
Commercial business	1,039	582
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$13,799	$6,507

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2020, total purchased credit impaired loans with unpaid principal balances totaled $5.4 million with a recorded investment of $3.4 million. At December 31, 2019, purchased credit impaired loans with unpaid principal balances totaled $6.3 million with a recorded investment of $4.1 million.

As the result of the acquisition of First Personal Financial Corp. (“First Personal”), which closed in July 2018, an accretable discount totaling $424 thousand was created for the interest component of expected cash flows related to the purchase credit impaired portfolio. The following tables summarize the accretable periods:

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the twelve months ended December 31, is as follows:

(dollars in thousands)	First Personal
2019	$147
2020	99

Accretable interest taken from the purchase credit impaired portfolio, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal
2021	21
Total	$21

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

(dollars in thousands)	First Federal		Libery Savings		First Personal		AJSB
	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months
Residential real estate	$1,062	59	$1,203	44	$948	56	$3,734	52
Home equity	44	29	5	29	51	50	141	32
Commercial real estate	-	-	-	-	208	56	8	9
Construction and land development	-	-	-	-	1	30	-	-
Multifamily	-	-	-	-	11	48	2	48
Consumer	-	-	-	-	146	50	1	5
Commercial business	-	-	-	-	348	24	-	-
Purchased credit impaired loans	-	-	-	-	424	32	-	-
Total	$1,106		$1,208		$2,137		$3,886

Accretable yield, or income recorded for the twelve months ended December 31, is as follows:

(dollars in thousands)	First Federal	Libery Savings	First Personal	AJSB	Total
2019	$22	$42	$586	$1,174	$1,824
2020	-	-	534	1,286	1,820

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal	AJ Smith	Total
2021	$243	$536	$779
2022	243	536	779
2023	106	355	461
Total	$592	$1,426	$2,018

Note 5 – Premises and Equipment, Net

At year end, premises and equipment are summarized as follows:

	(Dollars in thousands)
	2020	2019
Cost:
Land	$8,933	$8,936
Buildings and improvements	33,394	30,863
Furniture and equipment	18,066	16,904
Total cost	60,393	56,703
Less accumulated depreciation	(29,608)	(27,296)
Premises and equipment, net	$30,785	$29,407

Depreciation expense was approximately $2.3 million and $1.9 million for 2020 and 2019, respectively.

Note 6 – Foreclosed Real Estate

At year end, foreclosed real estate is summarized below:

	(Dollars in thousands)
	2020	2019
Residential real estate	$328	$957
Commercial real estate	-	126
Commercial business	210	-
Total	$538	$1,083

Note 7 – Goodwill and Other Intangible Assets

The Bancorp established a goodwill balance totaling $11.1 million from past acquisitions. Goodwill of $2.9 million, $5.4 million, $2.0 million, and $804 thousand were established with the acquisition of AJSB, First Personal, First Federal, and Liberty Savings, respectively. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. As a result of the COVID-19 outbreak, and its broad effects on the economy, the Bancorp deemed it necessary to perform an interim impairment test of goodwill as of June 30, 2020. The Bancorp enlisted a third party expert to assist with the evaluation of goodwill for impairment. The evaluation involved the comparison of the fair value of the Bancorp to its carrying value. The Company determined its fair value using a blend of the income approach (discounted cash flow model) and market approach (guideline public company method). The determination of the fair value using the discounted cash flow model required the Bancorp to make significant estimates and assumptions related to forecasts of future income, provision for credit losses, and discount rates. The determination of the fair value using the guideline public company method required management to make significant assumptions related to price to tangible book value multiples and price to earnings multiples, as well as significant assumptions related to control premiums. The Bancorp’s estimation of fair value for the quantitative goodwill impairment testing exceeded its carrying value as of June 30, 2020 and therefore, no impairment was recognized.

Additionally, as part of the Bancorp’s annual impairment test of goodwill as of December 31, 2020, the Bancorp enlisted another third party expert to assist with the evaluation of goodwill for impairment. The evaluation involved the comparison of the fair value of the Bancorp to its carrying value. The Company determined its fair value using a blend of the income approach (discounted cash flow model) and market approach (guideline public company method and guideline transaction method). The determination of the fair value using the discounted cash flow model required the Bancorp to make significant estimates and assumptions related to forecasts of future income, provision for credit losses, and discount rates. The determination of the fair value using the guideline public company method required management to make significant assumptions related to price to tangible book value multiples and price to earnings multiples, as well as significant assumptions related to control premiums. The determination of the fair value using the guideline transaction method required management to review the value of the business based on pricing multiples derived from the sale of companies that are similar to the Bancorp. The Bancorp’s estimation of fair value for the quantitative goodwill impairment testing exceeded its carrying value as of December 31, 2020 and therefore, no impairment was recognized. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $11.1 million as of December 31, 2020 and December 31, 2019.

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

The annual amortization for the twelve months ended December 31, is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
2019	$12	$58	$475	$411	$545
2020	12	58	475	449	994

The expected future annual amortization for the twelve months ended December 31, as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJ Smith	Total
2021	12	58	475	449	994
2022	1	58	475	449	983
2023	-	38	475	449	962
2024	-	-	470	449	919
2025	-	-	-	261	261
Total	$13	$154	$1,895	$2,057	$4,119

For the First Personal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $133 thousand that was being amortized over 8 months on a straight line basis. Amortization taken into income was approximately $53 thousand during 2019. The premium was fully amortized as of December 31, 2019. For the AJSB acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $174 thousand that was being amortized over 14 months on a straight line basis. Approximately $34 thousand and $140 thousand of amortization was taken as a reduction to expense during 2020 and 2019, respectively. The fair market premium on the certificates of deposit has fully amortized as of year-ended December 31, 2020.

Note 8 – Income Taxes

At year-end, components of income tax expense consist of the following:

	(Dollars in thousands)
	2020	2019
Federal:
Current	$2,202	$587
Deferred	(17)	755
State:
Deferred, net of valuation allowance	707	417
Income tax expense	$2,892	$1,759

Effective tax rates differ from the federal statutory rate of 21% for 2020 and 2019 applied to income before income taxes due to the following:

	(Dollars in thousands)
	2020	2019
Federal statutory rate	21%	21%
Tax expense at statutory rate	$4,094	$2,909
State tax, net of federal effect	559	335
Tax exempt income	(887)	(704)
Bank owned life insurance	(149)	(187)
Captive insurance	(188)	(197)
Tax credit investments	(415)	(392)
Non-deductible transaction costs	-	58
Other	(122)	(63)
Total income tax expense	$2,892	$1,759

At December 31, the components of the net deferred tax asset recorded in other assets in the consolidated balance sheets are as follows:

	(Dollars in thousands)
	2020	2019
Deferred tax assets:
Bad debts	$3,090	$2,182
Deferred compensation	343	337
Net operating loss	2,553	3,218
Tax credits	70	183
Nonaccrual loan interest income	206	162
Share based compensation	256	202
REO writedowns	23	55
Unqualified deferred compensation plan	60	58
Other-than-temporary impairment	39	40
Accrued vacation	75	35
Impairment on land	-	49
Other	84	93
Total deferred tax assets	6,799	6,614

Deferred tax liabilities:
Depreciation	(1,147)	(1,067)
Prepaids	(443)	(368)
Mortgage servicing rights	(163)	(49)
Deferred stock dividends	(100)	(101)
Deferred loan costs, net of fees	(288)	(93)
Unrealized appreciation on securities available-for-sale, net	(2,767)	(1,126)
Purchase accounting	(492)	(187)
Partnership	(280)	(173)
Other	(116)	(92)
Total deferred tax liabilities	(5,796)	(3,256)
Valuation allowance	(22)	(92)
Net deferred tax asset	$981	$3,266

At December 31, 2020, the Bancorp has an Indiana net operating loss carry forward of approximately $1.1 million which will begin to expire in 2026 if not used. The Bancorp also has an Indiana tax credit carry forward of approximately $88 thousand which began to expire in 2017 and will continue to expire if not used. Management has concluded that the Indiana net operating loss will be fully utilized and therefore no valuation allowance is necessary on the Indiana net operating loss. A valuation allowance remains in place on the Indiana tax credit carryforward. A valuation allowance of $22 thousand and $92 thousand was provided at December 31, 2020 and 2019, respectively, for the Indiana tax credits.

The Bancorp acquired $3.3 million of federal net operating loss carryforwards and $7.2 million of Illinois net operating loss carryforwards with the acquisition of First Personal Financial Corp during 2018 of which $2.2 million of the federal losses expire in years ranging from 2028 to 2035, $1.1 million of the federal losses do not expire, and the Illinois losses expire in years ranging from 2019 to 2029. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $362 thousand for First Personal while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

The Bancorp acquired $6.5 million of federal net operating loss carryforwards and $11.4 million of Illinois net operating loss carryforwards with the acquisition of AJS Bancorp Inc. during 2019 of which $3.6 million of the federal losses expire in years ranging from 2030 to 2037, $3.6 million of the federal losses do not expire, and the Illinois losses expire in years ranging from 2020 to 2031. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $825 thousand for AJS, while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

At December 31, 2020, $8.2 million of the federal loss carryforwards and $10.5 million of the Illinois loss carryforward remain; the benefit of which is reflected in deferred tax assets.

The Bancorp qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at December 31, 2020, and 2019, includes, approximately $8.4 million for which no provision for income taxes has been made. If, in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, income taxes would be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amounts was approximately $2.2 million at December 31, 2020, and 2019.

The Bancorp had no unrecognized tax benefits at any time during 2020 or 2019 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2021. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Bancorp's policy to record such accruals through income tax accounts; no such accruals existed at any time during 2020 or 2019.

The Bancorp and its subsidiaries are subject to US federal income tax as well as income tax of the states of Indiana and Illinois. The Bancorp is no longer subject to examination by taxing authorities for the years before 2017.

Note 9 – Deposits

The aggregate amount of certificates of deposit with a balance of $250 thousand or more was approximately $46.7 million at December 31, 2020 and $56.2 million at December 31, 2019.

At December 31, 2020, scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2021	$252,894
2022	22,202
2023	7,201
2024	2,019
2025	401
Thereafter	111
Total	$284,828

Note 10 – Borrowed Funds

At December 31, 2020, and December 31, 2019, borrowed funds are summarized below:

	(Dollars in thousands)
	2020	2019
Fixed rate advances from the FHLB	$6,000	$14,000
Other	149	-
Total	$6,149	$14,000

At December 31, 2020, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2021	$6,000
Total	$6,000

Repurchase agreements generally mature within one year and are secured by U.S. government and U.S. agency securities, under the Bancorp’s control. At December 31, information concerning these retail repurchase agreements is summarized below:

	(Dollars in thousands)
	2020	2019
Ending balance	$13,711	$11,499
Average balance during the year	16,975	12,928
Maximum month-end balance during the year	21,100	20,628
Securities underlying the agreements at year end:
Carrying value	23,860	16,961
Fair value	23,860	16,961
Average interest rate during the year	0.58%	1.80%
Average interest rate at year end	0.32%	1.51%

At December 31, advances from the Federal Home Loan Bank were as follows:

	(Dollars in thousands)
	2020	2019
Fixed rate advances, maturing January 2021 through March 2021 at rates from 2.65% to 2.68%; average rate: 2020 – 2.66%; 2019 – 2.62	$6,000	$14,000

Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $506.4 million and $340.0 million at December 31, 2020 and 2019, respectively. In addition to the fixed rate advances, the Bancorp maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp did not have a balance on the line of credit at December 31, 2020 or December 31, 2019. As of December 31, 2020, the Bancorp had outstanding federal funds purchased of $149 thousand, the Bancorp did not have other borrowings at December 31, 2019.

Note 11 – Employees’ Benefit Plans

The Bancorp maintains an Employees’ Savings and Profit Sharing Plan and Trust for all employees who meet the plan qualifications. Employees are eligible to participate in the Employees’ Savings and Profit Sharing Plan and Trust on the next January 1 or July 1 following the completion of one year of employment, attaining age 18, and completion of 1,000 hours of service. The Employees’ Savings Plan feature allows employees to make pre-tax contributions to the Employees’ Savings Plan of 1% to 50% of Plan Salary, subject to limitations imposed by Internal Revenue Code section 401(k). Employees are able to begin deferring effective the first of the month following 90 days of employment. The Profit Sharing Plan and Trust feature is non-contributory on the part of the employee. Contributions to the Employees’ Profit Sharing Plan and Trust are made at the discretion of the Bancorp’s Board of Directors. Contributions for the years ended December 31, 2020 and 2019 were based on 6.5% and 7% of the participants’ total compensation, excluding incentives, respectively. Profit sharing contributions made by the Bank and earnings credited to the employee’s account vest on the following schedule: two years of service, 40% of contributions and earnings; three years of service, 60% of contributions and earnings; four years of service, 80% of contributions and earnings; and five years of service, 100% of contributions and earnings. Participants also become 100% vested in the employer contributions and accrued earnings in their account upon their death, approved disability, or attainment of age 65 while employed at the Bank. The benefit plan expense amounted to approximately $948 thousand for 2020 and $884 thousand for 2019.

The Bancorp maintains an Unqualified Deferred Compensation Plan (the “UDC Plan”). The purpose of the UDC Plan is to provide deferred compensation to key senior management employees of the Bancorp in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the UDC Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2020 and 2019 was approximately $235 thousand and $226 thousand, respectively. The UDC Plan expense amounted to approximately $8 thousand for 2020 and $10 thousand for 2019.

Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $68 thousand and $60 thousand for 2020 and 2019, respectively. The deferred fee liability at December 31, 2020 and 2019 was approximately $1.4 million and $1.3 million, respectively.

Note 12 – Regulatory Capital

The Bancorp and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2020 and 2019, the most recent regulatory notifications categorized the Bancorp and Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bancorp’s or the Bank’s category.

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

The following table shows that, at December 31, 2020, and 2019, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$125.3	12.8%	$43.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$125.3	12.8%	$58.6	6.0%	N/A	N/A
Total capital to risk-weighted assets	$137.5	14.0%	$78.1	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$125.3	8.5%	$59.2	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$110.8	11.8%	$42.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$110.8	11.8%	$56.5	6.0%	N/A	N/A
Total capital to risk-weighted assets	$119.8	12.7%	$75.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$110.8	8.5%	$52.3	4.0%	N/A	N/A

In addition, the following table shows that, at December 31, 2020, and 2019, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$123.3	12.7%	$43.8	4.5%	$63.2	6.5%
Tier 1 capital to risk-weighted assets	$123.3	12.7%	$58.4	6.0%	$77.8	8.0%
Total capital to risk-weighted assets	$135.4	13.9%	$77.8	8.0%	$97.3	10.0%
Tier 1 capital to adjusted average assets	$123.3	8.3%	$59.1	4.0%	$73.9	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$108.9	11.6%	$42.4	4.5%	$61.2	6.5%
Tier 1 capital to risk-weighted assets	$108.9	11.6%	$56.5	6.0%	$75.3	8.0%
Total capital to risk-weighted assets	$117.9	12.5%	$75.3	8.0%	$94.1	10.0%
Tier 1 capital to adjusted average assets	$108.9	8.3%	$52.3	4.0%	$65.3	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2021, without the need for qualifying for an exemption or prior DFI approval, is its 2021 net profits plus $4.7 million. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 20, 2020 the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.31 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 8, 2021.

Note 13 – Stock Based Compensation

The Bancorp’s 2015 Stock Option and Incentive Plan (the “Incentive Plan”), which was adopted by the Bancorp’s Board of Directors on February 17, 2015 and approved by the Bancorp’s shareholders on April 24, 2015, permits the grant of equity awards for up to 250,000 shares of common stock. Awards granted under the Incentive Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, performance shares, or performance units. The purposes of the Plan are (i) to align the personal interests of plan participants with those of the shareholders of the Bancorp, (ii) to encourage key individuals to accept or continue employment or service with the Bancorp and its subsidiaries, and (iii) to furnish incentives to such key individuals to improve operations and increase profits by providing such key individuals the opportunity to acquire common stock of the Bancorp or to receive monetary payments based on the value of such common stock. Option awards are generally granted with an exercise price equal to the market price of the Bancorp’s common stock at the date of grant. No expense was charged against income for incentive stock options during 2020 or 2019.

The fair value of each incentive stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. No incentive stock options were granted during 2020 or 2019. The Bancorp uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

At December 31, 2020 and 2019, there were no incentive stock options outstanding.

Restricted stock awards are generally granted with an award price equal to the market price of the Bancorp’s common stock on the award date. Restricted stock awards have been issued with a three to five year cliff-vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Compensation expense related to restricted stock awards is recognized over the vesting period. Total compensation cost that has been charged against income for those plans was approximately $415 thousand and $301 thousand for 2020 and 2019, respectively.

When awarded restricted shares vest, employees of the Bank can elect to surrender a portion of their vested shares back to the Bancorp to cover the tax liability of their awards. Shares were surrendered with a total value of $85 thousand and $63 thousand in 2020 and 2019, respectively.

A summary of changes in the Bancorp’s non-vested restricted stock for 2020 and 2019 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2019	27,423	$32.58
Granted	7,407	43.00
Vested	(4,625)	29.37
Forfeited	-	-
Non-vested at December 31, 2019	30,205	$35.63

Non-vested at January 1, 2020	30,205	$35.63
Granted	13,243	44.30
Vested	(6,400)	27.50
Forfeited	(220)	43.65
Non-vested at December 31, 2020	36,828	$40.11

As of December 31, 2020, there was approximately $571 thousand of total unrecognized compensation cost related to non-vested restricted shares granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 14 – Earnings per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations for 2020 and 2019 is presented below.

	2020	2019
Basic earnings per common share:
Net income as reported	$16,604	$12,097
Weighted average common shares outstanding	3,461,948	3,425,056
Basic earnings per common share	$4.80	$3.53

Diluted earnings per common share:
Net income as reported	$16,604	$12,097
Weighted average common shares outstanding	3,461,948	3,425,056
Weighted average common and dilutive potential common shares outstanding	3,461,948	3,425,056
Diluted earnings per common share	$4.80	$3.53

Note 15 – Related Party Transactions

The Bancorp had aggregate loans outstanding to directors and executive officers (with individual balances exceeding $120 thousand) of approximately $4.4 million at December 31, 2020, and approximately $4.0 million at December 31, 2019. For the year ended December 31, 2020, the following activity occurred on these loans

(Dollars in thousands)
Aggregate balance at the beginning of the year	$4,021
New loans	1,042
Repayments	(713)
Aggregate balance at the end of the year	$4,350

Deposits from directors and executive officers totaled approximately $5.3 million and $4.5 million at December 31, 2020 and 2019, respectively.

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

The Bancorp had outstanding commitments to originate loans as follows:

	(Dollars in thousands)
	Fixed	Variable
	Rate	Rate	Total
December 31, 2020:
Residential real estate	$749	$21,961	$22,710
Home equity	44,972	7,951	52,923
Commercial real estate	2,955	13,138	16,093
Construction and land development	20,667	30,959	51,626
Multifamily	158	579	737
Consumer	23,020	-	23,020
Commercial business	946	56,744	57,690
Lot	-	87	87
Total	$93,467	$131,419	$224,886

December 31, 2019:
Residential real estate	$165	$10,377	$10,542
Home equity	40,429	8,841	49,270
Commercial real estate	5,890	11,537	17,427
Construction and land development	15,797	25,165	40,962
Multifamily	4,093	306	4,399
Consumer	21,677	-	21,677
Commercial business	1,161	52,879	54,040
Total	$89,212	$109,105	$198,317

The approximately $93.5 million in fixed rate commitments outstanding at December 31, 2020, had interest rates ranging from 2.25% to 10.00%, for a period not to exceed forty-five days. At December 31, 2019, fixed rate commitments outstanding of approximately $89.2 million had interest rates ranging from 2.99% to 10.00%, for a period not to exceed forty-five days. Mortgage interest rate locks with borrowers which are included with real estate commitments, were treated as derivative transactions.

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. At December 31, 2020 and 2019, the Bancorp had standby letters of credit totaling approximately $11.5 million which are not included in the tables above. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral obtained may include accounts receivable, inventory, property, land or other assets.

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

The following table shows the amounts of non-hedging derivative financial instruments:

December 31, 2020
	Notational or	Asset derivatives		Liability derivatives
(Dollars in thousands)	contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$72,707	Other assets	$3,638	Other liabilties	$3,638
Interest rate lock commitments	26,443	Other assets	374	N/A	-
Total	$99,150		$4,012		$3,638

December 31, 2019
	Notational or	Asset derivatives		Liability derivatives
(Dollars in thousands)	contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$29,466	Other assets	$1,358	Other liabilties	$1,358
Interest rate lock commitments	12,822	Other assets	186	N/A	-
Total	$42,288		$1,544		$1,358

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Year-ended
(Dollars in thousands)	Statement of Income Classification	2020	2019
Interest rate swap contracts	Fees and service charges	$800	$371
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	187	186
Total		$987	$557

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented		Cash Collateral
(Dollars in thousands)	Recognized Assets	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
December 31, 2020
Interest rate swap contracts	$3,638	$-	$3,638	$-	$-	$3,638
Interest rate lock commitments	374	-	374	-	-	374
Total	$4,012	$-	$4,012	$-	$-	$4,012

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
December 31, 2019
Interest rate swap contracts	$1,358	$-	$1,358	$-	$-	$1,358
Interest rate lock commitments	186	-	186	-	-	186
Total	$1,544	$-	$1,544	$-	$-	$1,544

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
December 31, 2020
Interest rate swap contracts	$3,638	$-	$3,638	$-	$3,930	$(292)
Total	$3,638	$-	$3,638	$-	$3,930	$(292)

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
December 31, 2019
Interest rate swap contracts	$1,358	$-	$1,358	$-	$2,290	$(932)
Total	$1,358	$-	$1,358	$-	$2,290	$(932)

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its two pooled trust preferred securities. The analysis is performed annually on December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral (which consists of banks and thrifts) was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks and thrifts from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9LP reports) filed with the Federal Reserve and bank call reports filed with the FDIC and OCC. Using the information sources described above, for each bank and thrift examined, the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (noninterest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies, stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The current other-than-temporary impairment analysis indicated that the Bancorp’s two pooled trust preferred securities had no additional other-than-temporary impairment for the years ending December 31, 2020 and 2019.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2019	$173
Additions not previously recognized	-
Ending balance, December 31, 2020	$173

The Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2020 and 2019, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At December 31, 2020 and 2019, the trust preferred securities with a cost basis of $2.2 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured at Fair Values on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2020 and 2019. Changes in Level 3 assets relate to the result of changes in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during all of 2020 and 2019. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2020 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$52,941	$52,941	$-	$-
U.S. government sponsored entities	7,860	-	7,860	-
Collateralized mortgage obligations and residential mortgage-backed securities	154,736	-	154,736	-
Municipal securities	194,203	-	194,203	-
Collateralized debt obligations	929	-	-	929
Total securities available-for-sale	$410,669	$52,941	$356,799	$929

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2019 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$9,670	$9,670	$-	$-
U.S. government sponsored entities	13,058	-	13,058	-
Collateralized mortgage obligations and residential mortgage-backed securities	150,988	-	150,988	-
Municipal securities	102,427	-	102,427	-
Collateralized debt obligations	1,076	-	-	1,076
Total securities available-for-sale	$277,219	$9,670	$266,473	$1,076

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, is presented below:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2019	$2,049
Principal payments	(38)
Total unrealized losses, included in other comprehensive income	52
Sale out of Level 3	(987)
Ending balance, December 31, 2019	$1,076

Beginning balance, January 1, 2020	$1,076
Principal payments	(20)
Total unrealized gains, included in other comprehensive income	(127)
Sale out of Level 3	-
Ending balance, December 31, 2020	$929

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,046	$-	$-	$10,046
Foreclosed real estate	538	-	-	538

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2019 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,052	$-	$-	$7,052
Foreclosed real estate	1,083	-	-	1,083

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on the present value of future cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. The recorded investment of impaired loans was approximately $11.8 million and the related specific reserves totaled approximately $1.8 million, resulting in a fair value of impaired loans totaling approximately $10.0 million, at December 31, 2020. The recorded investment of impaired loans was approximately $7.2 million and the related specific reserves totaled approximately $166 thousand, resulting in a fair value of impaired loans totaling approximately $7.1 million, at December 31, 2019. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	December 31, 2020		Estimated Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,922	$19,922	$19,922	$-	$-
Certificates of deposit in other financial institutions	1,897	1,868	-	1,868	-
Securities available-for-sale	410,669	410,669	52,941	356,799	929
Loans held-for-sale	11,329	11,660	11,660	-	-
Loans receivable, net	954,120	984,270	-	-	984,270
Federal Home Loan Bank stock	3,918	3,918	-	3,918	-
Interest rate swap agreements	3,638	3,638	-	3,638	-
Accrued interest receivable	4,713	4,713	-	4,713	-

Financial liabilities:
Non-interest bearing deposits	241,620	241,620	241,620	-	-
Interest bearing deposits	1,060,719	1,061,294	775,891	285,403	-
Repurchase agreements	13,711	13,713	11,976	1,737	-
Borrowed funds	6,149	6,018	-	6,018	-
Interest rate swap agreements	3,638	3,638	-	3,638	-
Accrued interest payable	54	54	-	54	-

	December 31, 2019		Estimated Fair Value Measurements at December 31, 2019 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$47,258	$47,258	$47,258	$-	$-
Certificates of deposit in other financial institutions	2,170	2,137	-	2,137	-
Securities available-for-sale	277,219	277,219	9,670	266,473	1,076
Loans held-for-sale	6,091	6,204	6,204	-	-
Loans receivable, net	897,870	917,174	-	-	917,174
Federal Home Loan Bank stock	3,912	3,912	-	3,912	-
Interest rate swap agreements	1,358	1,358	-	1,358	-
Accrued interest receivable	4,029	4,029	-	4,029	-

Financial liabilities:
Non-interest bearing deposits	172,094	172,094	172,094	-	-
Interest bearing deposits	982,276	982,241	654,573	327,668	-
Repurchase agreements	11,499	11,499	9,721	1,778	-
Borrowed funds	14,000	14,108	-	14,108	-
Interest rate swap agreements	1,358	1,358	-	1,358	-
Accrued interest payable	179	179	-	179	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2020 and 2019:

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

Note 19 – Parent Company Only Statements

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Balance Sheets
	December 31,	December 31,
	2020	2019
Assets
Cash on deposit with Peoples Bank	$805	$191
Investment in Peoples Bank	150,928	132,134
Investment in NWIN Risk Management, Inc	1,775	1,736
Dividends receivable from Peoples Bank	1,070	1,070
Other assets	420	610
Total assets	$154,998	$135,366

Liabilities and stockholders’ equity
Dividends payable	$1,074	$1,070
Other liabilities	1,002	569
Total liabilities	2,076	1,639

Additional paid in capital	29,987	29,657
Accumulated other comprehensive (loss) income	10,441	4,261
Retained earnings	112,494	100,184
Total stockholders’ equity	152,922	133,727
Total liabilities and stockholders’ equity	$154,998	$135,366

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Income
	Year Ended December 31,
	2020	2019

Dividends from Peoples Bank	$3,395	$19,388
Operating expenses	414	486
Income before income taxes and equity in undistributed income of Peoples Bank	2,981	18,902
Income tax benefit	(86)	(101)
Income before equity in undistributed income of Peoples Bank	3,067	19,003
Equity in undistributed (distributions in excess of income) income of Peoples Bank	12,614	(7,889)
income of NWIN Risk Management, Inc	923	983
Net income	$16,604	$12,097

	(Dollars in thousands)
	NorthWest Indiana Bancorp
	Condensed Statements of Cash Flows
	Year Ended December 31,
	2020	2019

Cash flows from operating activities:
Net income	$16,604	$12,097
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of income (equity in undistributed income):
Peoples Bank	(12,614)	7,889
NWIN Risk Management, Inc	(923)	(983)
Stock based compensation expense	415	301
Net surrender value of restricted stock awards	(85)	(63)
Change in other assets	190	(94)
Change in other liabilities	433	(259)
Total adjustments	(12,584)	6,791
Net cash - operating activities	4,020	18,888

Cash flows from investing activities:
Cash paid for acquisition	-	(15,743)

Investment in Peoples Bank	-	(1,500)
Distribution from NWIN Risk Management, Inc	885	1,750
Net cash - investing activities	885	(15,493)

Cash flows from financing activities:
Dividends paid	(4,291)	(4,085)
Proceeds from issuance of common stock	-	-
Net cash - financing activities	(4,291)	(4,085)
Net change in cash	614	(690)
Cash at beginning of year	191	881
Cash at end of year	$805	$191

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Bancorp in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the Bancorp’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Bancorp’s internal control over financial reporting during the year ended December 31, 2020, that have materially affected or are reasonably likely to affect, the Bancorp’s internal control over financial reporting.

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

As of December 31, 2020, management assessed the effectiveness of the Bancorp’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Bancorp’s internal control over financial reporting was effective as of December 31, 2020, based on the criteria specified.

This Annual Report on Form 10-K does not include an attestation report of the Bancorp’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Bancorp’s registered public accounting firm pursuant to Securities and Exchange Commission rules that permit the Bancorp to provide only management's report in this annual report.

Item 9B. Other Information

There are no items reportable under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2020 with respect to the Bancorp’s existing equity compensation plans.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2020” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements:

The following consolidated financial statements of the Bancorp and the reports of the Bancorp’s independent registered public accounting firm are included in Part II, Item 8 of this Form 10-K:

(2)	Financial Statement Schedules: Not Applicable.

(3)	Exhibits:

Exhibit Number	Description

2.1 @	Agreement and Plan of Merger by and among NorthWest Indiana Bancorp and AJS Bancorp, Inc. dated July 30, 2019 (incorporated herein by reference to Exhibit 2.1 of the Bancorp’s Form 8-K dated July 31, 2019).

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3(i) to the Bancorp’s Registration Statement on Form S-4 filed March 3, 1994 (File No. 33-76038)).

3.2	Amended and Restated By-Laws of NorthWest Indiana Bancorp (Amended and Restated as of May 18, 2018) (incorporated herein by reference to Exhibit 3.1 of the Bancorp’s Form 8-K dated May 21, 2018).

10.1*	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 10-K filed on March 5, 2019).

10.2 *	Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-K filed on March 5, 2019).

10.3 *	NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated April 24, 2015).

10.4 *	Form of Nonqualified Stock Option Agreement under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated April 24, 2015).

10.5 *	Form of Incentive Stock Option Agreement under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 8-K dated April 24, 2015).

10.6 *	Form of Agreement for Restricted Stock under the NorthWest Indiana Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Bancorp’s Form 8-K dated April 24, 2015).

10.7 *	Amended and Restated Employment Agreement, dated February 16, 2016, by and among NorthWest Indiana Bancorp. Peoples Bank and David A. Bochnowski (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated February 26, 2016).

10.8 *	Employment Agreement between NorthWest Indiana Bancorp. Peoples Bank, and Benjamin J. Bochnowski dated August 1, 2017 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated August 4, 2017).

10.9 *	First Amendment to Employment Agreement between NorthWest Indiana Bancorp. Peoples Bank, and Benjamin J. Bochnowski dated as of July 27, 2018 (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated July 30, 2018).

10.10 *	Form of Non-Solicitation and Confidentiality Agreement between Peoples Bank and each of its Executive Officers (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-Q filed on May 9, 2018).

10.11 *	NorthWest Indiana Bancorp Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 10-Q filed on October 29, 2019).

16.1	Letter to Securities and Exchange Commission from Plante & Moran, PLLC dated September 23, 2020 (incorporated herein by reference to Exhibit 16.1 of the Bancorp’s Form 8-K dated September 23, 2020).

13	2020 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2020, formatted in an Inline XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

@ – The Bancorp has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Bancorp will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

* - The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST INDIANA BANCORP

By /s/Benjamin J. Bochnowski

Benjamin J. Bochnowski

President and

Chief Executive Officer

Date: March 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 22, 2021:

Signature	Title

Principal Executive Officer:

/s/Benjamin J. Bochnowski	President and
Benjamin J. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Peymon S. Torabi	Executive Vice President,
Peymon S. Torabi	Chief Financial Officer and Treasurer

The Board of Directors:

/s/David A. Bochnowski	Executive Chairman of the Board
David A. Bochnowski

/s/Edward J. Furticella	Director
Edward J. Furticella

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

/s/Danette Garza	Director
Danette Garza

/s/Robert E. Johnson III	Director
Robert E. Johnson III