Form 10-Q
period 2021-03-31
NORTHWEST INDIANA BANCORP
filed 2021-05-07
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2021 or

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

Registrant's telephone number, including area code: (219) 836‑4400

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

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

There were 3,477,416 shares of the registrant’s Common Stock, without par value, outstanding at May 7, 2021.

NorthWest Indiana Bancorp

Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

PART II. Other Information	42

SIGNATURES	43

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

NorthWest Indiana Bancorp
Consolidated Balance Sheets

	March 31,
(Dollars in thousands)	2021	December 31,
	(unaudited)	2020
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$14,559	$14,014
Interest bearing deposits in other financial institutions	52,854	5,908
Federal funds sold	596	-

Total cash and cash equivalents	68,009	19,922

Certificates of deposit in other financial institutions	1,474	1,897

Securities available-for-sale	422,868	410,669
Loans held-for-sale	4,256	11,329
Loans receivable	974,054	966,578
Less: allowance for loan losses	(13,047)	(12,458)
Net loans receivable	961,007	954,120
Federal Home Loan Bank stock	3,918	3,918
Accrued interest receivable	4,997	4,713
Premises and equipment	30,563	30,785
Foreclosed real estate	491	538
Cash value of bank owned life insurance	30,894	30,725
Goodwill	11,109	11,109
Other intangible assets	3,871	4,119
Other assets	13,260	13,681

Total assets	$1,556,717	$1,497,525

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$286,969	$241,620
Interest bearing	1,079,725	1,060,719
Total	1,366,694	1,302,339
Repurchase agreements	15,917	13,711
Borrowed funds	-	6,149
Accrued expenses and other liabilities	23,967	22,404

Total liabilities	1,406,578	1,344,603

Commitments and contingent liabilties

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: March 31, 2021 - 3,478,921	-	-
December 31, 2020 - 3,462,916
Additional paid-in capital	30,065	29,987
Accumulated other comprehensive income	3,980	10,441
Retained earnings	116,094	112,494

Total stockholders' equity	150,139	152,922

Total liabilities and stockholders' equity	$1,556,717	$1,497,525

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
(unaudited)	2021	2020
Interest income:
Loans receivable
Real estate loans	$8,239	$9,357
Commercial loans	2,240	1,485
Consumer loans	267	187
Total loan interest	10,746	11,029
Securities	1,961	1,705
Other interest earning assets	20	135

Total interest income	12,727	12,869

Interest expense:
Deposits	651	2,064
Repurchase agreements	10	40
Borrowed funds	20	94

Total interest expense	681	2,198

Net interest income	12,046	10,671
Provision for loan losses	578	514

Net interest income after provision for loan losses	11,468	10,157

Noninterest income:
Gain on sale of loans held-for-sale, net	$2,049	$1,153
Fees and service charges	1,066	1,049
Wealth management operations	607	554
Gain on sale of securities, net	417	510
Increase in cash value of bank owned life insurance	169	169
(Loss) gain on sale of foreclosed real estate, net	(9)	60
Other	14	51
Total noninterest income	$4,313	$3,546

Noninterest expense:
Compensation and benefits	$5,530	$5,217
Occupancy and equipment	1,372	1,409
Data processing	528	556
Marketing	199	208
Federal deposit insurance premiums	180	196
Other	2,529	2,413
Total noninterest expense	$10,338	$9,999

Income before income tax expenses	5,443	3,704
Income tax expenses	764	512
Net income	$4,679	$3,192

Earnings per common share:
Basic	$1.35	$0.92
Diluted	$1.35	$0.92

Dividends declared per common share	$0.31	$0.31

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2021	2020

Net income	$4,679	$3,192

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (losses)/gains arising during the period	(7,761)	6,112
Less: reclassification adjustment for gains included in net income	(417)	(510)
Net securities (loss)/gain during the period	(8,178)	5,602
Tax effect	1,717	(1,177)
Net of tax amount	(6,461)	4,425

Other comprehensive (loss)/income, net of tax	(6,461)	4,425

Comprehensive (loss)/income, net of tax	$(1,782)	$7,617

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	Income	Earnings	Equity

Balance at January 1, 2020	$-	$29,657	$4,261	$100,185	$134,103

Comprehensive income:
Net income	-	-	-	3,192	3,192
Net unrealized gain on securities available-for-
sale, net of reclassification and tax effects	-	-	4,425	-	4,425
Comprehensive income					7,617
Net surrender value of 1,904 restricted stock awards		(85)			(85)
Stock-based compensation expense	-	94	-	-	94
Cash dividends, $0.31 per share	-	-	-	(1,074)	(1,074)

Balance at March 31, 2020	$-	$29,666	$8,686	$102,303	$140,655

Balance at January 1, 2021	$-	$29,987	$10,441	$112,494	$152,922

Comprehensive income:
Net income	-	-	-	4,679	4,679
Net unrealized loss on securities available-for- sale, net of reclassification and tax effects	-	-	(6,461)	-	(6,461)
Comprehensive income					(1,782)
Net surrender value of 1,711 restricted stock awards		(68)			(68)
Stock-based compensation expense	-	146	-	-	146
Cash dividends, $0.31 per share	-	-	-	(1,079)	(1,079)

Balance at March 31, 2021	$-	$30,065	$3,980	$116,094	$150,139

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,679	$3,192
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(49,083)	(24,870)
Sale of loans originated for sale	57,876	26,197
Depreciation and amortization, net of accretion	990	1,039
Amortization of mortgage servicing rights	53	12
Stock based compensation expense	146	94
Net surrender value of restricted stock awards	(68)	(85)
Gain on sale of securities, net	(417)	(510)
Gain on sale of loans held-for-sale, net	(2,026)	(635)
Gain on derivatives	(23)	(518)
Loss/(gain) on sale of foreclosed real estate, net	9	(60)
Provision for loan losses	578	514
Net change in:
Interest receivable	(284)	(85)
Other assets	2,662	(637)
Cash value of bank owned life insurance	(169)	(169)
Accrued expenses and other liabilities	1,558	5,885
Total adjustments	11,802	6,172
Net cash - operating activities	16,481	9,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposits in other financial institutions	423	429
Proceeds from maturities and pay downs of securities available-for-sale	27,287	16,671
Proceeds from sales of securities available-for-sale	6,904	17,886
Purchase of securities available-for-sale	(54,540)	(44,972)
Net change in loans receivable	(4,486)	(12,118)
Purchase of loans receivable	(2,989)	-
Purchase of premises and equipment, net	(379)	(200)
Proceeds from sale of foreclosed real estate, net	48	134
Net cash - investing activities	(27,732)	(22,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	64,355	7,272
Repayment of FHLB advances	(6,000)	-
Change in other borrowed funds	2,057	1,492
Dividends paid	(1,074)	(1,070)
Net cash - financing activities	59,338	7,694
Net change in cash and cash equivalents	48,087	(5,112)
Cash and cash equivalents at beginning of period	19,922	47,258
Cash and cash equivalents at end of period	$68,009	$42,146

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$690	$2,283
Noncash activities:
Transfers from loans to foreclosed real estate	$-	$23
Dividends declared not paid	$1,079	$1,074

See accompanying notes to consolidated financial statements.

NorthWest Indiana Bancorp

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of NorthWest Indiana Bancorp (the “Bancorp” or “NWIN”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2021, and December 31, 2020, and the consolidated statements of income, comprehensive income, changes in stockholders’ equity, and consolidated statements of cash flows for the three months ended March 31, 2021, and 2020. The income reported for the three month period ended March 31, 2021, is not necessarily indicative of the results to be expected for the full year.

The Notes to the Consolidated Financial Statements appearing in NorthWest Indiana Bancorp’s Annual Report on Form 10-K (2020 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

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

In addition, COVID-19 could cause a further and sustained decline in the Bancorp’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform goodwill and intangible asset impairment tests and result in an impairment charge being recorded for that period. In the event that the Bancorp concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. Details on goodwill impairment testing can be found in Note 6, Intangibles and Acquisition Related Accounting.

Note 3 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2021
U.S. government sponsored entities	12,881	-	(264)	12,617
U.S. treasury securities	402	-	-	402
Collateralized mortgage obligations and residential mortgage-backed securities	188,823	2,205	(2,906)	188,122
Municipal securities	213,556	8,212	(985)	220,783
Collateralized debt obligations	2,177	-	(1,233)	944
Total securities available-for-sale	$417,839	$10,417	$(5,388)	$422,868

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2020
Money market fund	$52,941	$-	$-	$52,941
U.S. government sponsored entities	7,881	3	(24)	7,860
Collateralized mortgage obligations and residential mortgage-backed securities	151,355	3,417	(36)	154,736
Municipal securities	183,103	11,102	(2)	194,203
Collateralized debt obligations	2,182	-	(1,253)	929
Total securities available-for-sale	$397,462	$14,522	$(1,315)	$410,669

The estimated fair value of available-for-sale debt securities at March 31, 2021, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
March 31, 2021	Value	Yield (%)
Due in one year or less	$202	1.13
Due from one to five years	3,787	4.44
Due from five to ten years	29,327	2.48
Due over ten years	201,430	3.18
Collateralized mortgage obligations and residential mortgage-backed securities	188,122	1.80
Total	$422,868	2.53

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	March 31,	March 31,
	2021	2020

Proceeds	$6,904	$17,886
Gross gains	417	513
Gross losses	-	(3)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2020	$10,441
Current period change	(6,461)
Ending balance, March 31, 2021	$3,980

Securities with market values of approximately $47.7 million and $52.4 million were pledged as of March 31, 2021, and December 31, 2020, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at March 31, 2021, and December 31, 2020, not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2021
U.S. government sponsored entities	$12,617	$(264)	$-	$-	$12,617	$(264)
Collateralized mortgage obligations and residential mortgage-backed securities	112,550	(2,906)	-	-	112,550	(2,906)
Municipal securities	56,360	(985)	-	-	56,360	(985)
Collateralized debt obligations	-	-	944	(1,233)	944	(1,233)
Total temporarily impaired	$181,527	$(4,155)	$944	$(1,233)	$182,471	$(5,388)
Number of securities		126		2		128

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
U.S. government sponsored entities	$4,975	$(24)	$-	$-	$4,975	$(24)
Collateralized mortgage obligations and residential mortgage-backed securities	11,953	(36)	-	-	11,953	(36)
Municipal securities	1,864	(2)	-	-	1,864	(2)
Collateralized debt obligations	-	-	929	(1,253)	929	(1,253)
Total temporarily impaired	$18,792	$(62)	$929	$(1,253)	$19,721	$(1,315)
Number of securities		8		2		10

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

Note 4 - Loans Receivable

The Bancorp’s current lending programs are described below:

Residential Real Estate. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. Loans closed with over 20% of equity do not require private mortgage insurance because of the borrower’s level of equity investment.

Fixed rate loans currently originated generally conform to Freddie Mac guidelines for loans purchased under the one‑to‑four family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans with contractual maturities generally exceeding fifteen years and greater may be sold and/or classified as held for sale to control exposure to interest rate risk.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini‑Fixed” mortgage reprices annually after a one, three, five, seven or ten year period. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

Fixed term home improvement and equity loans are made up to a maximum of 85% of the appraised value of the improved property, less any outstanding liens. These loans are offered on both a fixed and variable rate basis with a maximum term of 240 months. All home equity loans are made on a direct basis to borrowers.

Commercial Real Estate and Multifamily Loans. Commercial real estate loans are typically made to a maximum of 80% of the appraised value. Such loans are generally made on an adjustable rate basis. These loans are typically made for terms of 15 to 20 years. Loans with an amortizing term exceeding 15 years normally have a balloon feature calling for a full repayment within seven to ten years from the date of the loan. The balloon feature affords the Bancorp the opportunity to restructure the loan if economic conditions so warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, owner occupied commercial/industrial properties, hospitality units and other retail and commercial developments.

While commercial real estate lending is generally considered to involve a higher degree of risk than single‑family residential lending due to the concentration of principal in a limited number of loans and the effects of general economic conditions on real estate developers and managers, the Bancorp has endeavored to reduce this risk in several ways. In originating commercial real estate loans, the Bancorp considers the feasibility of the project, the financial strength of the borrowers and lessees, the managerial ability of the borrowers, the location of the project and the economic environment. Management evaluates the debt coverage ratio and analyzes the reliability of cash flows, as well as the quality of earnings. All such loans are made in accordance with well-defined underwriting standards and are generally supported by personal guarantees, which represent a secondary source of repayment.

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

Construction and Land Development. Construction loans on residential properties are made primarily to individuals and contractors who are under contract with individual purchasers. These loans are personally guaranteed by the borrower. The maximum loan-to-value ratio is 89% of either the current appraised value or the cost of construction, whichever is less. Residential construction loans are typically made for periods of six months to one year.

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

Commercial Business and Farmland Loans. Although the Bancorp’s priority in extending various types of commercial business loans changes from time to time, the basic considerations in determining the makeup of the commercial business loan portfolio are economic factors, regulatory requirements and money market conditions. The Bancorp seeks commercial loan relationships from the local business community and from its present customers. Conservative lending policies based upon sound credit analysis governs the extension of commercial credit. The following loans, although not inclusive, are considered preferable for the Bancorp’s commercial loan portfolio: loans collateralized by liquid assets; loans secured by general use machinery and equipment; secured short‑term working capital loans to established businesses secured by business assets; short‑term loans with established sources of repayment and secured by sufficient equity and real estate; and unsecured loans to customers whose character and capacity to repay are firmly established.

Consumer Loans. The Bancorp offers consumer loans to individuals for personal, household or family purposes. Consumer loans are either secured by adequate collateral, or unsecured. Unsecured loans are based on the strength of the applicant’s financial condition. All borrowers must meet current underwriting standards. The consumer loan program includes both fixed and variable rate products.

Manufactured Homes. The Bancorp purchases fixed rate closed loans from a third party that are subject to Bancorp’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans have partial recourse secured by a reserve account held at the Bancorp.

Government Loans. The Bancorp is permitted to purchase non-rated municipal securities, tax anticipation notes and warrants within the local market area.

(Dollars in thousands)
	March 31, 2021	December 31, 2020
Loans secured by real estate:
Residential real estate	$276,728	$286,048
Home equity	36,222	39,233
Commercial real estate	304,851	298,257
Construction and land development	97,400	93,562
Multifamily	51,933	50,571
Farmland	315	215
Total loans secured by real estate	767,449	767,886
Commercial business	163,896	158,140
Consumer	438	1,025
Manufactured homes	26,260	24,232
Government	9,372	10,142
Subtotal	967,415	961,425
Add (less):
Net deferred loan origination fees and purchase premiums	5,673	5,303
Undisbursed loan funds and clearings	966	(150)
Loans receivable	$974,054	$966,578

(Unaudited)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
(Dollars in thousands)
The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2021:

Allowance for loan losses:
Residential real estate	$2,211	$(4)	$10	$(41)	$2,176
Home equity	276	(1)	-	34	309
Commercial real estate	5,406	-	-	320	5,726
Construction and land development	1,405	-	-	182	1,587
Multifamily	626	-	-	54	680
Farmland	-	-	-	-	-
Commercial business	2,508	-	8	36	2,552
Consumer	26	(6)	4	(7)	17
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$12,458	$(11)	$22	$578	$13,047

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2020:

Allowance for loan losses:
Residential real estate	$1,812	$-	$6	$10	$1,828
Home equity	223	-	-	23	246
Commercial real estate	3,773	-	-	(80)	3,693
Construction and land development	1,098	-	-	125	1,223
Multifamily	529	-	-	33	562
Farmland	-	-	-	-	-
Commercial business	1,504	-	1	396	1,901
Consumer	43	(12)	3	8	42
Manufactured homes	-	-	-	-	-
Government	17	-	-	(1)	16
Total	$8,999	$(12)	$10	$514	$9,511

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $4.1 million and $3.8 million as of March 31, 2021 and December 31, 2020, respectively, and is included in net deferred loan origination costs and purchase premiums.

The Bancorp's impairment analysis is summarized below:
	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at March 31, 2021:

Residential real estate	$92	$2,084	$277,465	$737	$1,165	$275,563
Home equity	5	304	36,273	220	132	35,921
Commercial real estate	1,269	4,457	304,851	6,952	151	297,748
Construction and land development	-	1,587	97,400	-	-	97,400
Multifamily	-	680	51,933	90	609	51,234
Farmland	-	-	315	-	-	315
Commercial business	518	2,034	162,375	999	1,163	160,213
Consumer	-	17	438	-	-	438
Manufactured homes	-	-	33,632	-	-	33,632
Government	-	-	9,372	-	-	9,372
Total	$1,884	$11,163	$974,054	$8,998	$3,220	$961,836

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2020:

Residential real estate	$173	$2,038	$285,651	$868	$1,297	$283,486
Home equity	1	275	39,286	216	137	38,933
Commercial real estate	1,089	4,317	298,257	6,190	151	291,916
Construction and land development	-	1,405	93,562	-	-	93,562
Multifamily	-	626	50,571	95	621	49,855
Farmland	-	-	215	-	-	215
Commercial business	512	1,996	156,965	1,086	1,160	154,719
Consumer	-	26	1,025	-	-	1,025
Manufactured homes	-	-	30,904	-	-	30,904
Government	-	-	10,142	-	-	10,142
Total	$1,775	$10,683	$966,578	$8,455	$3,366	$954,757

The Bancorp's credit quality indicators are summarized below at March 31, 2021 and December 31, 2020:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	March 31, 2021
(Dollars in thousands)	1155	6	7	8

Loan Segment	Pass	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$229,246	$38,206	$5,344	$4,669	$277,465
Home equity	34,123	908	755	487	36,273
Commercial real estate	228,938	52,578	14,456	8,879	304,851
Construction and land development	79,839	13,939	3,622	-	97,400
Multifamily	45,035	5,013	1,390	495	51,933
Farmland	104	211	-	-	315
Commercial business	140,656	19,487	1,260	972	162,375
Consumer	438	-	-	-	438
Manufactured homes	32,821	750	61	-	33,632
Government	9,372	-	-	-	9,372
Total	$800,572	$131,092	$26,888	$15,502	$974,054

	December 31, 2020
(Dollars in thousands)	1155	6	7	8

Loan Segment	Pass	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$233,920	$41,805	$3,539	$6,387	$285,651
Home equity	37,097	933	761	495	39,286
Commercial real estate	222,892	55,202	11,983	8,180	298,257
Construction and land development	77,855	12,055	3,652	-	93,562
Multifamily	43,594	5,065	1,408	504	50,571
Farmland	-	215	-	-	215
Commercial business	134,496	20,067	1,341	1,061	156,965
Consumer	1,025	-	-	-	1,025
Manufactured homes	30,173	731	-	-	30,904
Government	10,142	-	-	-	10,142
Total	$791,194	$136,073	$22,684	$16,627	$966,578

The Bancorp has established a standard loan grading system to assist management, lenders and review personnel in their analysis and supervision of the loan portfolio. The use and application of these grades by the Bancorp is uniform and conforms to regulatory definitions. The loan grading system is as follows:

1 – Superior Quality

Loans in this category are substantially risk free. Loans fully collateralized by a Bank certificate of deposit or Bank deposits with a hold are substantially risk free.

2 – Excellent Quality

The borrower generates excellent and consistent cash flow for debt coverage, excellent average credit scores, excellent liquidity and net worth and are reputable operators with over 15 years experience. Current and debt to tangible net worth ratios are excellent. Loan to value is substantially below policy and collateral condition is excellent.

3 – Great Quality

The borrower generates more than sufficient cash flow to fund debt service and cash flow is improving. Average credit scores are very strong. Operators are reputable with significant years of experience. Liquidity, net worth, current and debt to tangible net worth ratios are very strong. Loan to value is significantly below policy and collateral condition is significantly above average.

4 – Above Average Quality

The borrower generates more than sufficient cash flow to fund debt service but cash flow trends may be stable or slightly declining. Average credit scores are strong. The borrower is a reputable operator with many years of experience. Liquidity, net worth, current and debt to tangible net worth ratios are strong. Loan to value is below policy and collateral condition is above average.

5 – Average Quality

Borrowers are considered creditworthy and can repay the debt in the normal course of business, however, cash flow trends may be inconsistent or fluctuating. Average credit scores are satisfactory and years of experience is acceptable. Liquidity and net worth are satisfactory. Current and debt to tangible net worth ratios are average. Loan to value is slightly below policy and the collateral condition is slightly above average.

6 – Pass

Borrowers are considered credit worthy but financial condition may show signs of weakness due to internal or external factors. Cash flow trends may be declining annually. Average credit scores may be low but remain acceptable. Borrower has limited years of experience. Liquidity, net worth, current and debt to tangible net worth ratios are below average. Loan to value is nearing policy limits and collateral condition is average.

7 – Special Mention

A special mention asset has identified weaknesses that deserve Management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. There is still adequate protection by the current sound worth and paying capacity of the obligor or of the collateral pledged. The Special Mention rating is viewed as transitional and will be monitored closely.

Loans in this category may exhibit some of the following risk factors. Cash flow trends may be consistently declining or may be questionable. Debt coverage ratios may be at or near 1:1. Average credit scores may be very weak or the borrower may have minimal years of experience. Liquidity, net worth, current and debt to tangible net worth ratios may be very weak. Loan to value may be at policy limits or may exceed policy limits. Collateral condition may be below average.

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

During the three months ending March 31, 2021, two residential real estate loans to one customer totaling $150 thousand were modified to included deferral of principal resulting troubled debt restructuring classification. One residential real estate trouble debt restructuring loan totaling $39 thousand had subsequently defaulted during the three months ending March 31, 2021. During the three months ending March 31, 2020, one commercial real estate loan totaling $149 thousand and one residential loan totaling $53 thousand was renewed as a troubled debt restructuring. One commercial business trouble debt restructuring loan totaling $312 thousand has subsequently defaulted during the three months ending March 31, 2020. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the three months ended
	As of March 31, 2021			March 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,739	$3,072	$-	$1,817	$22
Home equity	329	341	-	341	4
Commercial real estate	1,170	1,753	-	1,174	12
Construction and land development	-	-	-	-	-
Multifamily	699	781	-	708	5
Farmland	-	-	-	-	-
Commercial business	1,437	1,436	-	1,467	18
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$163	$163	$92	$217	$5
Home equity	23	23	5	12	-
Commercial real estate	5,933	5,933	1,269	5,549	50
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	725	725	518	737	11
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,902	$3,235	$92	$2,034	$27
Home equity	$352	$364	$5	$353	$4
Commercial real estate	$7,103	$7,686	$1,269	$6,723	$62
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$699	$781	$-	$708	$5
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,162	$2,161	$518	$2,204	$29
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the three months ended
	As of December 31, 2020			March 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,895	$3,228	$-	$2,122	$24
Home equity	352	363	-	390	5
Commercial real estate	1,177	1,761	-	1,520	13
Construction & land development	-	-	-	-	-
Multifamily	716	798	-	792	7
Farmland	-	-	-	-	-
Commercial business	1,497	1,514	-	1,650	17
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$270	$314	$173	$68	$1
Home equity	1	9	1	8	-
Commercial real estate	5,164	5,164	1,089	18	-
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	749	749	512	618	3
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,165	$3,542	$173	$2,190	$25
Home equity	$353	$372	$1	$398	$5
Commercial real estate	$6,341	$6,925	$1,089	$1,538	$13
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$716	$798	$-	$792	$7
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,246	$2,263	$512	$2,268	$20
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
March 31, 2021
Residential real estate	$1,610	$926	$3,161	$5,697	$271,768	$277,465	$300
Home equity	266	19	384	669	35,604	36,273	-
Commercial real estate	1,585	453	497	2,535	302,316	304,851	257
Construction and land development	-	-	42	42	97,358	97,400	42
Multifamily	259	90	145	494	51,439	51,933	-
Farmland	-	-	-	-	315	315	-
Commercial business	652	-	282	934	161,441	162,375	-
Consumer	2	-	-	2	436	438	-
Manufactured homes	429	65	-	494	33,138	33,632	-
Government	-	-	-	-	9,372	9,372	-
Total	$4,803	$1,553	$4,511	$10,867	$963,187	$974,054	$599

December 31, 2020
Residential real estate	$2,797	$1,119	$4,875	$8,791	$276,860	$285,651	$80
Home equity	616	323	416	1,355	37,931	39,286	29
Commercial real estate	1,172	237	680	2,089	296,168	298,257	437
Construction and land development	471	-	20	491	93,071	93,562	20
Multifamily	94	266	150	510	50,061	50,571	-
Farmland	-	-	-	-	215	215	-
Commercial business	845	96	269	1,210	155,755	156,965	-
Consumer	2	-	-	2	1,023	1,025	-
Manufactured homes	303	173	-	476	30,428	30,904	-
Government	380	-	-	380	9,762	10,142	-
Total	$6,680	$2,214	$6,410	$15,304	$951,274	$966,578	$566

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	March 31, 2021	December 31, 2020
Residential real estate	$4,658	$6,390
Home equity	469	476
Commercial real estate	6,173	5,390
Construction and land development	-	-
Multifamily	495	504
Farmland	-	-
Commercial business	462	1,039
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$12,257	$13,799

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At March 31, 2021, total purchased credit impaired loans with unpaid principal balances totaled $5.2 million with a recorded investment of $3.2 million. At December 31, 2020, purchased credit impaired loans with unpaid principal balances totaled $5.4 million with a recorded investment of $3.4 million.

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the three months ended March 31, is as follows:

(dollars in thousands)	First Personal
2020	$29
2021	21

The accetable interest portion of the purchase credit impaired portfolio has fully amortized at March 31, 2021.

For the acquisitions of First Personal Bank (“First Personal”) and A.J. Smith Federal Savings Bank (“AJSB”), as part of the fair value of loans receivable, a net fair value discount was established for loans as summarized below:

(dollars in thousands)	First Personal		AJSB
	Net fair value discount	Accretable period in months	Net fair value discount	Accretable period in months
Residential real estate	$948	56	$3,734	52
Home equity	51	50	141	32
Commercial real estate	208	56	8	9
Construction and land development	1	30	-	-
Multifamily	11	48	2	48
Consumer	146	50	1	5
Commercial business	348	24	-	-
Purchased credit impaired loans	424	32	-	-
Total	$2,137		$3,886

Accretable yield, or income recorded for the three months ended March 31, is as follows:
(dollars in thousands)	First Personal	AJSB	Total
2020	$115	$245	$360
2021	113	192	305

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	First Personal	AJ Smith	Total
2021	$186	$428	$614
2022	239	571	810
2023	54	235	289
Total	$479	$1,234	$1,713

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	March 31, 2021	December 31, 2020
Residential real estate	$281	$328
Commercial business	210	210
Total	$491	$538

Note 6 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $11.1 million from past acquisitions. Goodwill of $2.9 million, $5.4 million, $2.0 million, and $804 thousand were established with the acquisition of AJSB, First Personal, First Federal, and Liberty Savings, respectively. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Additionally, as part of the Bancorp’s annual impairment test of goodwill as of December 31, 2020, the Bancorp enlisted a third party expert to assist with the evaluation of goodwill for impairment. The evaluation involved the comparison of the fair value of the Bancorp to its carrying value. The Bancorp determined its fair value using a blend of the income approach (discounted cash flow model) and market approach (guideline public company method and guideline transaction method). The determination of the fair value using the discounted cash flow model required the Bancorp to make significant estimates and assumptions related to forecasts of future income, provision for credit losses, and discount rates. The determination of the fair value using the guideline public company method required management to make significant assumptions related to price to tangible book value multiples and price to earnings multiples, as well as significant assumptions related to control premiums. The determination of the fair value using the guideline transaction method required management to review the value of the business based on pricing multiples derived from the sale of companies that are similar to the Bancorp. The Bancorp’s estimation of fair value for the quantitative goodwill impairment testing exceeded its carrying value as of December 31, 2020 and therefore, no impairment was recognized. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $11.1 million as of March 31, 2021 and December 31, 2020.

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

Amortization recorded for the three months ended March 31, 2021 is as follows:

(dollars in thousands)	First Federal	Liberty Savings	First Personal	AJSB	Total
Current period	$3	$14	$119	$112	$248

Amortization to be recorded in future periods, is as follows:

(dollars in thousands	First Federal	Liberty Savings	First Personal	AJSB	Total
Remainder 2021	9	44	356	337	746
2022	1	58	475	449	983
2023	-	38	475	449	962
2024	-	-	470	449	919
2025	-	-	-	261	261
Total	$10	$140	$1,776	$1,945	$3,871

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

Note 8 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2021, and 2020 are as follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2021	2020
Basic earnings per common share:
Net income as reported	$4,679	$3,192
Weighted average common shares outstanding	3,471,604	3,458,505
Basic earnings per common share	$1.35	$0.92
Diluted earnings per common share:
Net income as reported	$4,679	$3,192
Weighted average common shares outstanding..	3,471,604	3,458,505
Add: Dilutive effect of assumed stock option exercises	-	-
Weighted average common and dilutive potential common shares outstanding	3,471,604	3,458,505
Diluted earnings per common share	$1.35	$0.92

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended March 31, 2021, stock based compensation expense of $146 thousand was recorded, compared to $94 thousand for the three months ended March 31, 2020. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $1.1 million through 2024 with an additional $407 thousand in 2021, $435 thousand in 2022, $262 thousand in 2023, and $38 thousand in 2024.

There were 17,716 shares of restricted stock granted during the first three months of 2021 compared to 13,243 shares granted during the first three months of 2020. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the year ended December 31, 2020, and three months ended March 31, 2021, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	30,205	$35.63
Granted	13,243	44.30
Vested	(6,400)	27.50
Forfeited	(220)	43.65
Non-vested at December 31, 2020	36,828	$40.11

Non-vested at January 1, 2021	36,828	$40.11
Granted	17,716	40.50
Vested	(9,993)	36.71
Forfeited	-	-
Non-vested at March 31, 2021	44,551	$41.03

Note 10 – Change in Accounting Principles

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Standard simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU No. 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. However, under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. Finally, this ASU amends the Overview and Background sections of the Accounting Standards Codification as part of the FASB’s initiative to unify and improve such sections across Topics and Subtopics. The new guidance was effective for the Bancorp’s year ending December 31, 2020, and was adopted on January 1, 2020. The adoption of this ASU has not had a material impact on the consolidated financial statements, and the Bancorp has not recorded goodwill impairment to date as part of their acquisition activity.

On January 1, 2020, the Bancorp adopted the provision of ASU 2018–13, which modifies the disclosure requirements on fair value measurements. The amendment removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The update also adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, the Bancorp may disclose other quantitative information in lieu of the weighted average if we determine that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The adoption of this new guidance did not have a material impact on our consolidated financial statements

In December 2019, the FASB issued ASU 2019-12 which remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Bancorp adopted ASU 2019-12 on January 1, 2021 and it did not have a material impact on its accounting and disclosures.

Note 11 - Upcoming Accounting Standards

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. The Bancorp is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Bancorp is continuing to assess ASU 2020-04 and its impact on the Bancorp’s transition away from LIBOR for its loan and other financial instruments.

Note 12 – Derivative Financial Instruments

The Bancorp uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Bancorp has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Bancorp to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Bancorp enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Bancorp agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Bancorp agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Bancorp’s results of operations.

The Bancorp enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., interest rate lock commitment). The interest rate lock commitments are considered derivatives and are recorded on the accompanying consolidated balance sheets at fair value in accordance with FASB ASC 815, Derivatives and Hedging.

The following table shows the amounts of non-hedging derivative financial instruments:

March 31, 2021
(Unaudited)	Notational or contractual	Asset derivatives		Liability derivatives
(Dollars in thousands)	amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$72,151	Other assets	$3,391	Other liabilties	$3,391
Interest rate lock commitments	21,987	Other assets	397	N/A	-
Total	$94,138		$3,788		$3,391

December 31, 2020
	Notational or contractual	Asset derivatives		Liability derivatives
(Dollars in thousands)	amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$72,707	Other assets	$3,638	Other liabilties	$3,638
Interest rate lock commitments	26,443	Other assets	374	N/A	-
Total	$99,150		$4,012		$3,638

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Three Months Ended
(Unaudited)		March 31,
(Dollars in thousands)	Statement of Income Classification	2021	2020
Interest rate swap contracts	Fees and service charges	$(13)	$-
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	23	518
Total		$10	$518

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
(Unaudited)				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2021
Interest rate swap contracts	$3,391	$-	$3,391	$-	$-	$3,391
Interest rate lock commitments	397	-	397	-	-	397
Total	$3,788	$-	$3,788	$-	$-	$3,788

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2020
Interest rate swap contracts	$3,638	$-	$3,638	$-	$-	$3,638
Interest rate lock commitments	374	-	374	-	-	374
Total	$4,012	$-	$4,012	$-	$-	$4,012

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Unaudited) (Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2021
Interest rate swap contracts	$3,391	$-	$3,391	$-	$3,930	$(539)
Total	$3,391	$-	$3,391	$-	$3,930	$(539)

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2020
Interest rate swap contracts	$3,638	$-	$3,638	$-	$3,930	$(292)
Total	$3,638	$-	$3,638	$-	$3,930	$(292)

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its pooled trust preferred securities. The analysis is performed annually during December and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with GAAP. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. Based on current market conditions and a review of the trustee reports, management performed an analysis of the pooled trust preferred securities and no additional impairment was taken at December 31, 2020. A specialist will be used to review all pooled trust preferred securities again at December 31, 2021.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in Thousands)
Collateralized
debt obligations
other-than-temporary
(Dollars in thousands)	impairment
Ending balance, December 31, 2020	$173
Additions not previously recognized	-
Ending balance, March 31, 2021	$173

At March 31, 2021, trust preferred securities with a cost basis of $2.2 million continue to be in “payment in kind” status. These trust preferred securities classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these trust preferred securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2021. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
U.S. government sponsored entities	12,617	-	12,617	-
U.S. treasury securities	402	-	402	-
Collateralized mortgage obligations and residential mortgage-backed securities	188,122	-	188,122	-
Municipal securities	220,783	-	220,783	-
Collateralized debt obligations	944	-	-	944
Total securities available-for-sale	$422,868	$-	$421,924	$944

		Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$52,941	$52,941	$-	$-
U.S. government sponsored entities	7,860	-	7,860	-
Collateralized mortgage obligations and residential mortgage-backed securities	154,736	-	154,736	-
Municipal securities	194,203	-	194,203	-
Collateralized debt obligations	929	-	-	929
Total securities available-for-sale	$410,669	$52,941	$356,799	$929

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2020	$1,076
Principal payments	(20)
Total unrealized gains, included in other comprehensive income	(127)
Ending balance, December 31, 2020	$929

Beginning balance, January 1, 2021	$929
Principal payments	(5)
Total unrealized losses, included in other comprehensive income	20
Ending balance, March 31, 2021	$944

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,334	$-	$-	$10,334
Foreclosed real estate	491	-	-	491

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,046	$-	$-	$10,046
Foreclosed real estate	538	-	-	538

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $12.2 million and the related specific reserves totaled approximately $1.9 million, resulting in a fair value of impaired loans totaling approximately $10.3 million, at March 31, 2021. The recorded investment of impaired loans was approximately $11.8 million and the related specific reserves totaled approximately $1.8 million, resulting in a fair value of impaired loans totaling approximately $10.0 million, at December 31, 2020. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	March 31, 2021		Estimated Fair Value Measurements at March 31, 2021 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$68,009	$68,009	$68,009	$-	$-
Certificates of deposit in other financial institutions	1,474	1,522	-	1,522	-
Securities available-for-sale	422,868	422,868	-	421,924	944
Loans held-for-sale	4,256	4,364	4,364	-	-
Loans receivable, net	961,007	983,783	-	-	983,783
Federal Home Loan Bank stock	3,918	3,918	-	3,918	-
Interest rate swap agreements	3,391	3,391	-	3,391	-
Accrued interest receivable	4,997	4,997	-	4,997	-

Financial liabilities:
Non-interest bearing deposits	286,969	286,969	286,969	-	-
Interest bearing deposits	1,079,725	1,081,621	797,644	283,977	-
Repurchase agreements	15,917	15,928	14,182	1,746	-
Interest rate swap agreements	3,391	3,391	-	3,391	-
Accrued interest payable	45	45	-	45	-

	December 31, 2020		Estimated Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,922	$19,922	$19,922	$-	$-
Certificates of deposit in other financial institutions	1,897	1,868	-	1,868	-
Securities available-for-sale	410,669	410,669	52,941	356,799	929
Loans held-for-sale	11,329	11,660	11,660	-	-
Loans receivable, net	954,120	984,270	-	-	984,270
Federal Home Loan Bank stock	3,918	3,918	-	3,918	-
Interest rate swap agreements	3,638	3,638	-	3,638	-
Accrued interest receivable	4,713	4,713	-	4,713	-

Financial liabilities:
Non-interest bearing deposits	241,620	241,620	241,620	-	-
Interest bearing deposits	1,060,719	1,061,294	775,891	285,403	-
Repurchase agreements	13,711	13,713	11,976	1,737	-
Borrowed funds	6,149	6,018	-	6,018	-
Interest rate swap agreements	3,638	3,638	-	3,638	-
Accrued interest payable	54	54	-	54	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended March 31, 2021, and December 31, 2020:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

NorthWest Indiana Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (the “Bank”), an Indiana commercial bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2021, as compared to December 31, 2020, and the results of operations for the three months ending March 31, 2021, and March 31, 2020. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

At March 31, 2021, the Bancorp had total assets of $1.6 billion, total loans receivable of $974.1 million and total deposits of $1.4 billion. Stockholders' equity totaled $150.1 million or 9.64% of total assets, with a book value per share of $43.16. Net income for the three months ended March 31, 2021, was $4.7 million, or $1.35 earnings per common share for both basic and diluted calculations. For the three months ended March 31, 2021, the return on average assets (ROA) was 1.22%, while the return on average stockholders’ equity (ROE) was 12.30%.

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

Impacts of COVID-19

The COVID-19 pandemic began to impact the Bancorp’s operations during March 2020, and as of the date of this release, continues to influence operating decisions. In response to the pandemic, the Bancorp’s management implemented the following policy actions:

●

Participating in the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), a program initiated to help small businesses maintain their workforces during the pandemic. As of March 31, 2020, the Bancorp approved 782 applications totaling $91.5 million for the first round, with an average loan size of approximately $117,000. These loans will help local business owners retain 10,758 employees based on the borrowers’ applications. The Bancorp’s SBA lender fee is averaging approximately 3.80% for the first round of the program, and fees will be earned over the life of the associated loans. The first round of PPP closed in August of 2020. On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021, which included provisions for a second round of Paycheck Protection Funding in 2021. The Bancorp is currently participating in the second round of the program. As of March 31, 2021, the Bancorp approved 350 applications totaling $34.6 million for the second round, with an average loan size of approximately $98,989. These loans will help local business owners retain 4,080 employees based on the borrowers’ applications. The Bancorp’s SBA lender fee is averaging approximately 5.10% for this program, and fees will be earned over the life of the associated loans. As of March 31, 2021, the Bancorp had remaining loan balances under the Paycheck Protection Program totaling $66.3 million.

●

Prudently helping borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Consistent with regulatory guidance, the Bancorp will consider deferring or modifying a loan customer’s repayment obligation if the customer’s cash flow has been negatively impacted by the pandemic. The Bancorp’s management anticipates that additional borrower deferral and modification requests will continue in 2021. Loans modified to interest only payment or full payment deferral as part of the effects of COVID-19 as of March 31, 2021, are as follows:

(Dollars in thousands)	(Unaudited)
As of March 31, 2021	Mortgage loans		Commercial Loans
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Interest only payment	18	$1,932	9	$10,960
Full payment deferral	2	153	2	482
Total $	20	$2,085	11	$11,442

●

As the Bancorp continues to monitor the borrowers that are in and outside of deferral status, some loan relationships may be deemed non-performing. As of March 31, 2021, a single large commercial real estate loan relationship, which operates a hotel, with a carrying balance of $5.3 million, remains in deferral and was deemed non-performing after COVID-19 pandemic stresses negatively impacted weak operating performance which occurred prior to the pandemic. Through management’s review of the loan relationship, a specific reserve within the allowance for loan losses was allocated as of March 31, 2021. As of March 31, 2021, the customer has opened a payment reserve account with the Bancorp to be used for future contractual payments and is currently in compliance with all modified loan terms. No other material COVID-19 impacted loans that are in deferral status have been deemed non-performing at this time. As of March 31, 2021, a total of 150 loans have come out of COVID-19 related deferral status with carrying balances of $69.0 million. All of these loans continue to be performing, except one commercial real estate loan with a carrying balance of $835 thousand and one residential real estate loan with a carrying balances of $108 thousand.

●

Key loan data, sourced from origination or last credit review, for loans secured by restaurants, hotels, and retail non-owner occupied properties indicate the following weighted average loan-to-value and debt service coverage. As of March 31, 2021, loans secured by restaurants totaled $26.5 million and represented 3% of the loan portfolio, and had a weighted average debt coverage ratio of 1.60 and loan to value of 51%. The restaurant portfolio is comprised of 51% quick service and fast casual loan balances. As of March 31, 2021, loans secured by hotels totaled $35.6 million and represented 4% of the loan portfolio, and had a weighted average debt coverage ratio of 0.85 and loan to value of 65%. The hotel weighted average debt coverage was reduced at March 31, 2021, due to the refreshment of debt coverages for two hotels in the first quarter of 2021. Both hotels are considered performing at March 31, 2021. The hotel portfolio is comprised of 93% flagged hotel loan balances. As of March 31, 2021, loans secured by retail non-owner occupied properties totaled $66.0 million and represented 7% of the loan portfolio, and had a weighted average debt coverage of 1.64 and loan to value of 57%.

●	Maintaining a strong liquidity position to support funding demand. The Bancorp has sufficient on balance sheet liquidity and contingent liquidity sources to meet funding demand.

●	Implementing remote working policies for the Bancorp’s workforce. 142 employees or 54% of the workforce have been provided remote work capabilities to support social distancing measures.

●

Keeping the Bancorp’s 22 banking centers open during the pandemic. In an effort to maintain safe social distancing practices and ensure banking processes continue to run efficiently, drive-ups are open and fully functional, and a wide range of digital banking options are available. With the exception of our Taft and Orland Park-Wolf Road Banking Centers transitioning to a drive-up-only facility and our Dyer Banking Center lobby available by appointment, all Banking Centers’ lobbies are open. Customers can make appointments conveniently via the Bank’s website.

U.S. Small Business Administration Paycheck Protection Program

The Bank has participated in the U.S. Small Business Administration’s (“SBA”) PPP, which was initiated on April 3, 2020 in order to help small businesses maintain their workforce during the COVID-19 pandemic. The Bank began accepting applications from qualified business customers immediately upon the initiation of the PPP. Under the PPP, borrowers who use the funds for payroll and certain other expenses are eligible to have the loan balances forgiven by the SBA. Applications for forgiveness can be submitted to the Bank beginning eight weeks after loan disbursement. The PPP loans carry a fixed interest rate of 1.0% and a term of two years (for loans made before June 5, 2020) or five years (for loans made on or after June 5, 2020), if not forgiven, in whole or in part, and are 100% guaranteed by the SBA. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the Bank or the date that is nine months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. As of March 31, 2020, the Bancorp approved 782 applications totaling $91.5 million for the first round, with an average loan size of approximately $117,000. These loans will help local business owners retain 10,758 employees based on the borrowers’ applications. The Bancorp’s SBA lender fee is averaging approximately 3.80% for the first round of the program, and fees will be earned over the life of the associated loans. The first round of PPP expired on August 8, 2020. On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021, which included provisions for a second round of Paycheck Protection Funding in 2021. The Bancorp is currently participating in the second round of the program. As of March 31, 2021, the Bancorp approved 350 applications totaling $34.6 million for the second round, with an average loan size of approximately $98,989. These loans will help local business owners retain 4,080 employees based on the borrowers’ applications. The Bancorp’s SBA lender fee for the second round of the program is averaging approximately 5.10% for this program, and fees will be earned over the life of the associated loans. As of March 31, 2021, the Bancorp had remaining loan balances under the Paycheck Protection Program totaling $66.3 million. We expect the majority of the PPP loans we have originated to qualify for and apply for forgiveness. This expectation is subject to change due to borrower behavior, changing SBA requirements and processes related to loan forgiveness, and other relevant factors. The Bank is a certified SBA lender and was one of the first local banks to fund loans under the PPP.

SBA Loan Subsidy Program

Pursuant to the CARES Act, Section 1112, Congress has determined that all existing borrowers under the SBA Section 7(a) program are adversely affected by COVID-19, and are therefore entitled to a subsidy in the form of relief payments. Specifically, the CARES Act provides that the SBA will pay the principal and interest on any existing and current SBA 7(a) loan for a period of nine months. These principal and interest payments will be made by the SBA directly to the SBA 7(a) lender and will begin with the next payment due. The Bancorp is a qualified SBA Section 7(a) lender, and is participating in the Section 1112 program. As of March 31, 2020, the Bancorp had 16 loans eligible for the program, with an aggregate principal amount of $1.5 million. Payments under the program will not constitute new loans for the Bancorp, but simply payments of principal and interest on loans that already exist in the Bancorp’s SBA 7(a) loan portfolio and are current on borrower payments.

Financial Condition

During the three months ended March 31, 2021, total assets increased by $59.2 million (4.0%), with interest-earning assets increasing by $59.7 million (4.3%). Interest-earning assets totaled $1.5 billion at March 31, 2021, and $1.4 billion at December 31, 2020. Earning assets represented 93.7% of total assets at March 31, 2021, and 93.5% of total assets at December 31, 2020. The increase in total assets and interest earning assets for the three months was primarily the result of the Bancorp’s participation in the second round of PPP, and increased cash balances related to strong core deposit growth.

Net loans receivable totaled $961.0 million at March 31, 2021, compared to $954.1 million at December 31, 2020. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp continues to review its loan pipelines and credit product specifications in connection with the effects on economic activity and employment stemming from the COVID-19 global pandemic. As a result of this review, management believes the Bancorp’s loan portfolio and current pipelines are well-positioned to withstand the current effects of the pandemic and address the needs of the Bancorp’s customers.

The Bancorp’s end-of-period loan balances were as follows:

	March 31,
	2021		December 31,
(Dollars in thousands)	(unaudited)		2020
	Balance	% Loans	Balance	% Loans

Residential real estate	$277,465	28.5%	$285,651	29.6%
Home equity	36,273	3.7%	39,286	4.1%
Commercial real estate	304,851	31.3%	298,257	30.9%
Construction and land development	97,400	10.0%	93,562	9.7%
Multifamily	51,933	5.3%	50,571	5.2%
Farmland	315	0.0%	215	0.0%
Commercial business	162,375	16.7%	156,965	16.2%
Consumer	438	0.0%	1,025	0.1%
Manufactured homes	33,632	3.5%	30,904	3.2%
Government	9,372	1.0%	10,142	1.0%
Loans receivable	$974,054	100.0%	$966,578	100.0%

Adjustable rate loans / loans receivable	$512,404	52.6%	$491,860	50.9%

	March 31,
	2021	December 31,
	(unaudited)	2020

Loans receivable to total assets	62.5%	64.5%
Loans receivable to earning assets	66.7%	69.0%
Loans receivable to total deposits	71.3%	74.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the three months ended March 31, 2021, the Bancorp originated $49.1 million in new fixed rate mortgage loans for sale, compared to $24.9 million during the three months ended March 31, 2020. Net gains realized from the mortgage loan sales totaled $2.0 million for the three months ended March 31, 2021, compared to $1.2 million for the three months ended March 31, 2020. At March 31, 2021, the Bancorp had $4.3 million in loans that were classified as held for sale, compared to $11.3 million at December 31, 2020.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At March 31, 2021, all non-performing loans are also accounted for on a non-accrual basis, except for three residential real estate loans totaling $300 thousand, one commercial real estate loan totaling $257 thousand, and one construction and land development loan totaling $42 thousand that remained accruing and more than 90 days past due. The Bancorp will at times leave notes accruing, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in process of being collected.

The Bancorp's nonperforming loans are summarized below:
(Dollars in thousands)
Loan Segment	March 31, 2021	December 31, 2020
Residential real estate	$4,958	$6,470
Home equity	469	505
Commercial real estate	6,430	5,827
Construction and land development	42	20
Multifamily	495	504
Farmland	-	-
Commercial business	462	1,039
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$12,856	$14,365
Nonperforming loans to total loans	1.32%	1.49%
Nonperforming loans to total assets	0.83%	0.96%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2021 or December 31, 2020.

The Bancorp's substandard loans are summarized below:
(Dollars in thousands)
Loan Segment	March 31, 2021	December 31, 2020
Residential real estate	$4,669	$6,387
Home equity	487	495
Commercial real estate	8,879	8,180
Construction and land development	-	-
Multifamily	495	504
Farmland	-	-
Commercial business	972	1,061
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$15,502	$16,627

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:
(Dollars in thousands)
Loan Segment	March 31, 2021	December 31, 2020
Residential real estate	$5,344	$3,539
Home equity	755	761
Commercial real estate	14,456	11,983
Construction and land development	3,622	3,652
Multifamily	1,390	1,408
Farmland	-	-
Commercial business	1,260	1,341
Consumer	-	-
Manufactured homes	61	-
Government	-	-
Total	$26,888	$22,684

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:
(Dollars in thousands)
Loan Segment	March 31, 2021	December 31, 2020
Residential real estate	$1,902	$2,165
Home equity	352	353
Commercial real estate	7,103	6,341
Construction and land development	-	-
Multifamily	699	716
Farmland	-	-
Commercial business	2,162	2,246
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$12,218	$11,821

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

The Bancorp's troubled debt restructured loans are summarized below:
(Dollars in thousands)
Loan Segment	March 31, 2021	December 31, 2020
Residential real estate	$495	$614
Home equity	195	187
Commercial real estate	852	872
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	441	448
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$1,983	$2,121

The decrease in nonperforming and substandard loans as of March 31, 2021, is the result of the removal of residential real estate loans totaling $1.7 million, which was offset by the addition of one commercial real estate customer with loans totaling $835 thousand to nonaccrual. The increase in special mention loans as of March 31, 2021, is the result of the addition of four commercial real estate customers with loans totaling $3.4 million and residential loans totaling $1.9 million, which was offset by the movement of one commercial real estate customer with loans totaling $835 thousand to substandard. The increase in impaired loans as of March 31, 2021 is the result of the addition of one commercial real estate customer with loans totaling $835 thousand.

At March 31, 2021, management is of the opinion that there are no loans, except certain of those discussed above or as part of credit risk impacts of COVID-19, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

The allowance for loan losses (ALL) is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses, and decreased by charge-offs net of recoveries. A loan is charged‑off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. The determination of the amounts of the ALL and provisions for loan losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability as of the reporting date. The appropriateness of the current period provision and the overall adequacy of the ALL are determined through a disciplined and consistently applied quarterly process that reviews the Bancorp’s current credit risk within the loan portfolio and identifies the required allowance for loan losses given the current risk estimates.

The Bancorp's provision for loan losses for the three months ended are summarized below:
(Dollars in thousands)

Loan Segment	March 31, 2021	March 31, 2020
Residential real estate	$(41)	$10
Home equity	34	23
Commercial real estate	320	(80)
Construction and land development	182	125
Multifamily	54	33
Farmland	-	-
Commercial business	36	396
Consumer	(7)	8
Manufactured homes	-	-
Government	-	(1)
Total	$578	$514

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	As of March 31, 2021
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(4)	$10	$6
Home equity	(1)	-	(1)
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	8	8
Consumer	(6)	4	(2)
Manufactured homes	-	-
Government	-	-	-
Total	$(11)	$22	$11

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
As of March 31, 2020
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$6	$6
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	1	1
Consumer	(12)	3	(9)
Manufactured homes	-	-
Government	-	-	-
Total	$(12)	$10	$(2)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers additional reserves that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At March 31, 2021, total purchased credit impaired loan reserves totaled $2.0 million compared to $2.1 million at December 31, 2020. Additionally, the Bancorp has acquired loans where there was no evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired and totaled $1.7 million at March 31, 2021, compared to $2.0 million at December 31, 2020. Details on these fair value marks and the additional reserves created can be found in Note 4, Loans Receivable.

The Bancorp's allowance to total loans and non-performing loans are summarized below:
(Dollars in thousands)
	March 31, 2021	December 31, 2020

Allowance for loan losses	$13,047	$12,458
Total loans	$974,054	$966,578
Non-performing loans	$12,856	$14,365
ALL-to-total loans	1.34%	1.29%
ALL-to-non-performing loans (coverage ratio)	101.5%	86.7%

The March 31, 2021, balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience, current economic and market conditions, and additional reserves from acquisition accounting. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At March 31, 2021, foreclosed real estate totaled $491 thousand, which was comprised of eight properties, compared to $538 and ten properties at December 31, 2020. Net losses from the sale of foreclosed real estate totaled $9 thousand for the three months ended March 31, 2021. At the end of March 2021 all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $422.9 million at March 31, 2021, compared to $410.7 million at December 31, 2020, an increase of $12.2 million (3.0%). The increase in the securities portfolio during the year is a result of additional investment. At March 31, 2021, the securities portfolio represented 29.0% of interest-earning assets and 27.1% of total assets compared to 29.3% of interest-earning assets and 27.4% of total assets at December 31, 2020.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,
	2021		December 31,
(Dollars in thousands)	(unaudited)		2020
	Balance	% Securities	Balance	% Securities

Money market fund	$-	0.0%	$52,941	12.9%
U.S. government sponsored entities	12,617	3.0%	7,860	1.9%
U.S. treasury securities	402	0.1%	-	0.0%
Collateralized mortgage obligations and residential mortgage-backed securities	188,122	44.5%	154,736	37.7%
Municipal securities	220,783	52.2%	194,203	47.3%
Collateralized debt obligations	944	0.2%	929	0.2%
Total securities available-for-sale	$422,868	100.0%	$410,669	100.0%

	March 31,
	2021	December 31,	YTD
(Dollars in thousands)	(unaudited)	2020	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$52,854	$5,908	$46,946	794.6%
Fed funds sold	596	-	596	100.0%
Certificates of deposit in other financial institutions	1,474	1,897	(423)	-22.3%
Federal Home Loan Bank stock	3,918	3,918	-	0.0%

The net increase in interest bearing deposits in other financial institutions and fed funds sold is primarily the result of deposit growth.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,
	2021	December 31,	YTD
(Dollars in thousands)	(unaudited)	2020	Change
	Balance	Balance	$	%

Checking	$566,953	$516,487	$50,466	9.8%
Savings	271,910	254,108	17,802	7.0%
Money market	245,750	246,916	(1,166)	-0.5%
Certificates of deposit	282,081	284,828	(2,747)	-1.0%
Total deposits	$1,366,694	$1,302,339	$64,355	4.9%

The overall increase in total deposits is primarily a result of management’s sales efforts along with customer preferences for competitively priced short-term liquid investments.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	March 31,
	2021	December 31,	YTD
(Dollars in thousands)	(unaudited)	2020	Change
	Balance	Balance		%

Repurchase agreements	$15,917	$13,711	$2,206	16.1%
Borrowed funds	-	6,149	(6,149)	-100.0%
Total borrowed funds	$15,917	$19,860	$(3,943)	-19.9%

Repurchase agreements increased as part of normal account fluctuations within that product line. The decrease in borrowings was the result of paydowns on the Bancorp’s outstanding borrowed funds.

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

During the three months ended March 31, 2021, cash and cash equivalents increased by $48.1 million compared to a $5.1 million decrease for the three months ended March 31, 2020. The primary sources of cash and cash equivalents were the sale loans originated for sale, proceeds from the sale of securities, proceeds from the maturity and paydown of securities, and growth of deposits. The primary uses of cash and cash equivalents were the purchase of securities, loan originations, and repayment of FHLB advances. Cash provided by operating activities totaled $16.5 million for the three months ended March 31, 2021, compared to cash provided of $9.4 million for the three month ended March 31, 2020. Cash provided from operating activities was primarily a result of net income, sale of loans originated for sale, and change in accrued expenses and other liabilities, offset by loans originated for sale. Cash outflows from investing activities totaled $27.7 million for the current period, compared to cash provided of $22.2 million for the three months ended March 31, 2020. Cash outflows from investing activities for the current three months were primarily related to the purchase of securities and loan originations, offset against proceeds from sales of securities, and proceeds from maturities and paydowns of securities. Net cash provided from financing activities totaled $59.3 million during the current period compared to net cash provided of $7.7 million for the three months ended March 31, 2020. The net cash inflows from financing activities were primarily a result of net change in deposits and repurchase agreements offset against repayment of FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $1.1 million for the three months ended March 31, 2021 and March 31, 2020.

At March 31, 2021, outstanding commitments to fund loans totaled $215.5 million. Approximately 53.2% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $11.8 million at March 31, 2021. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2021, stockholders' equity decreased by $2.8 million (1.8%). During the three months ended March 31, 2021, stockholders’ equity was primarily decreased by decreased unrealized gains on available securities of $6.5 million and declaration of $1.1 million in cash dividends. Increasing stockholders’ equity was net income of $4.7 million. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first three months of 2021 or 2020. During 2021, 9,993 restricted stock shares vested under the Incentive Plan outlined in Note 9 of the financial statements, of which 1,711 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

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

During the three months ended March 31, 2021, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled trust preferred securities with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $9.9 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at March 31, 2021, and December 31, 2020, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$129.4	13.4%	$43.6	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$129.4	13.4%	$58.1	6.0%	N/A	N/A
Total capital to risk-weighted assets	$141.5	14.6%	$77.5	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$129.4	8.5%	$61.9	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$125.3	12.8%	$43.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$125.3	12.8%	$58.6	6.0%	N/A	N/A
Total capital to risk-weighted assets	$137.5	14.0%	$78.1	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$125.3	8.5%	$59.2	4.0%	N/A	N/A

In addition, the following table shows that, at March 31, 2021, and December 31, 2020, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$127.3	13.2%	$43.4	4.5%	$62.6	6.5%
Tier 1 capital to risk-weighted assets	$127.3	13.2%	$57.8	6.0%	$77.1	8.0%
Total capital to risk-weighted assets	$139.6	14.5%	$77.1	8.0%	$96.4	10.0%
Tier 1 capital to adjusted average assets	$127.3	8.3%	$61.8	4.0%	$77.2	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$123.3	12.7%	$43.8	4.5%	$63.2	6.5%
Tier 1 capital to risk-weighted assets	$123.3	12.7%	$58.4	6.0%	$77.8	8.0%
Total capital to risk-weighted assets	$135.4	13.9%	$77.8	8.0%	$97.3	10.0%
Tier 1 capital to adjusted average assets	$123.3	8.3%	$59.1	4.0%	$73.9	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2021, without the need for qualifying for an exemption or prior DFI approval, is its 2021 net profits plus $4.7 million. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On March 1, 2021, the Board of Directors of the Bancorp declared a first quarter dividend of $0.31 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 8, 2021.

Results of Operations - Comparison of the Three Months Ended March 31, 2021, to the Three Months Ended March 31, 2020

For the three months ended March 31, 2021, the Bancorp reported net income of $4.7 million, compared to net income of $3.2 million for the three months ended March 31, 2020, an increase of $1.5 million (46.6%). For the three months ended March 31, 2020, the ROA was 1.22%, compared to 0.97% for the three months ended March 31, 2020. The ROE was 12.30% for the three months ended March 31, 2021, compared to 9.38% for the three months ended March 31, 2020.

Net interest income for the three months ended March 31, 2021, was $12.0 million, an increase of $1.4 million (12.9%), compared to $10.7 million for the three months ended March 31, 2020. The weighted-average yield on interest-earning assets was 3.59% for the three months ended March 31, 2021, compared to 4.22% for the three months ended March 31, 2020. The weighted-average cost of funds for the three months ended March 31, 2021 was 0.20% compared to 0.75% for the three months ended March 31, 2020. The impact of the 3.59% return on interest earning assets and the 0.20% cost of funds resulted in an interest rate spread of 3.39% for the current three months, a decrease from the 3.48% spread for the three months ended March 31, 2020. The net interest margin on earning assets was 3.40% for the three months ended March 31, 2021, and 3.50% for the three months ended March 31, 2020. On a tax equivalent basis, the Bancorp’s net interest margin was 3.58% for the three months ended March 31, 2021, compared to 3.64% for the three months ended March 31, 2020. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation below and the “Non-GAAP Financial Measures” in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Three Months Ended
(unaudited)	March 31, 2021	March 31, 2020
Calculation of tax adjusted net interest margin
Net interest income	$12,046	$10,671
Tax adjusted interest on securities and loans	633	427
Adjusted net interest income	12,679	11,098
Total average earning assets	1,417,462	1,218,541
Tax adjusted net interest margin	3.58%	3.64%

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	March 31, 2021			March 31, 2020
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$51,688	$12	0.09	$13,488	$107	3.17
Federal funds sold	788	-	-	5,713	14	0.98
Certificates of deposit in other financial institutions	1,598	8	2.00	1,967	14	2.85
Securities available-for-sale	383,877	1,941	2.02	281,584	1,670	2.37
Loans receivable	975,593	10,746	4.41	911,877	11,029	4.84
Federal Home Loan Bank stock	3,918	20	2.04	3,912	35	3.58
Total interest earning assets	1,417,462	$12,727	3.59	1,218,541	$12,869	4.22
Cash and non-interest bearing deposits in other financial institutions	33,719			19,081
Allowance for loan losses	(12,662)			(9,046)
Other noninterest bearing assets	98,316			93,852
Total assets	$1,536,835			$1,322,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,348,160	$651	0.19	$1,147,163	$2,064	0.72
Repurchase agreements	14,479	10	0.28	11,934	40	1.34
Borrowed funds	2,967	20	2.70	14,193	94	2.65
Total interest bearing liabilities	1,365,606	$681	0.20	1,173,290	$2,198	0.75
Other noninterest bearing liabilities	19,049			13,010
Total liabilities	1,384,655			1,186,300
Total stockholders' equity	152,180			136,128
Total liabilities and stockholders' equity	$1,536,835			$1,322,428

Return on average assets	1.22%			0.97%
Return on average equity	12.30%			9.38%
Net interest margin (average earning assets)	3.40%			3.50%
Net interest margin (average earning assets) - tax equivalent	3.58%			3.64%

The decrease in interest earning asset income for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily related to continued decreased reinvestment rates in 2021 for loans, securities, and excess cash balances, as a result of the Federal Reserve cuts occurring in March 2020. The decrease in interest bearing liability expense is primarily the result of the Bancorp adjusting deposit and repurchase agreement pricing to align with the current interest rate cycle.

The following table shows the change in noninterest income for the three months ending March 31, 2021, and March 31, 2020.

	Three Months Ended
(Dollars in thousands)	March 31,		Three Months Ended
(unaudited)	2021	2020	$ Change	% Change
Noninterest income:
Gain on sale of loans held-for-sale, net	$2,049	$1,153	$896	77.7%
Fees and service charges	1,066	1,049	17	162.4%
Wealth management operations	607	554	53	9.6%
Gain on sale of securities, net	417	510	(93)	-18.2%
Increase in cash value of bank owned life insurance	169	169	0	0.0%
(Loss) gain on sale of foreclosed real estate, net	(9)	60	(69)	-115.0%
Other	14	51	(37)	-72.5%
Total noninterest income	$4,313	$3,546	$767	21.6%

The increase in gain on sale of loans is the result of the current economic and rate environment, and our ability to close loans in a timely fashion during a period of record demand. We anticipate the demand for mortgage loans will return to more normal levels as the current low rate environment persists or rates return to higher levels. The increase in wealth management income is the result of the Bancorp’s continued focus on expanding its wealth management line of business. The decrease in gains on the sale of securities is a result of current market conditions and managing current securities cash flows.

The following table shows the change in noninterest expense for the three months ending March 31, 2021, and March 31, 2020.

	Three Months Ended
(Dollars in thousands)	March 31,		Three Months Ended
(unaudited)	2021	2020	$ Change	% Change
Noninterest expense:
Compensation and benefits	$5,530	$5,217	$313	6.0%
Occupancy and equipment	1,372	1,409	(37)	-2.6%
Data processing	528	556	(28)	-5.0%
Marketing	199	208	(9)	-4.3%
Federal deposit insurance premiums	180	196	(16)	-8.2%
Other	2,529	2,413	116	4.8%
Total noninterest expense	$10,338	$9,999	$339	3.4%

The increase in compensation and benefits is primarily the result of management’s continued focus on talent management and retention. The increase in other operating expenses is primarily the result of investments in strategic initiatives. The Bancorp’s efficiency ratio was 63.2% for the three months ended March 31, 2021, compared to 70.3% for the three months ended March 31, 2020. The improved ratio is related primarily to the decrease in interest expense and increase to noninterest income. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the three months ended March 31, 2021, totaled $764 thousand, compared to income tax expense of $512 thousand for the three months ended March 31, 2020, an increase of $252 thousand (49.2%). The increase in income tax expense is the result of higher pre-tax net income and a higher combined effective federal and state tax rate. The combined effective federal and state tax rates for the Bancorp was 14.0% for the three months ended March 31, 2021, compared to 13.8% for the three months ended March 31, 2020.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2020 remain unchanged.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, merger and acquisition activities, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2020 Form 10-K.

Non-GAAP Financial Measures

This filing includes certain financial measures that are identified as non-GAAP. However, certain non-GAAP performance measures are used by management to evaluate and measure the Bancorp’s performance. Although these non-GAAP financial measures are frequently used by investors to evaluate a financial institution, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. This supplemental information should not be considered in isolation or as a substitute for the related GAAP measures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2021, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

PART II ‑ Other Information

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the three months ended March 31, 2021 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2021 – January 31, 2021	-	N/A	-	48,828
February 1, 2021 – February 28, 2021	-	N/A	-	48,828
March 1, 2021 – March 31, 2021	-	N/A	-	48,828
	-	N/A	-	48,828

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
10.1

Second Amendment to Employment Agreement dated as of March 15, 2021 between NorthWest Indiana Bancorp, Peoples Bank, and Benjamin J. Bochnowski (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2021, formatted in an Inline XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST INDIANA BANCORP

Date: May 7, 2021	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: May 7, 2021	/s/ Peymon S. Torabi
Peymon S. Torabi
Executive Vice President, Chief Financial
Officer and Treasurer