Form 10-Q
period 2021-06-30
Finward Bancorp
filed 2021-08-16
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2021 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______ to ______

Commission File Number: 0-26128

Finward Bancorp

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

There were 3,479,139 shares of the registrant’s Common Stock, without par value, outstanding at August 13, 2021.

Finward Bancorp

Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	44

PART II. Other Information	45

SIGNATURES	46

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

Finward Bancorp
Condensed Consolidated Balance Sheets

	June 30,
(Dollars in thousands)	2021	December 31,
	(unaudited)	2020
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$17,570	$14,014
Interest bearing deposits in other financial institutions	50,406	5,908
Federal funds sold	649	-

Total cash and cash equivalents	68,625	19,922

Certificates of deposit in other financial institutions	1,471	1,897

Securities available-for-sale	473,927	410,669
Loans held-for-sale	5,878	11,329
Loans receivable	969,491	965,146
Less: allowance for loan losses	(13,639)	(12,458)
Net loans receivable	955,852	952,688
Federal Home Loan Bank stock	3,247	3,918
Accrued interest receivable	4,803	4,713
Premises and equipment	30,046	30,785
Foreclosed real estate	368	538
Cash value of bank owned life insurance	31,082	30,725
Goodwill	11,109	11,109
Other intangible assets	3,622	4,119
Other assets	13,483	13,880

Total assets	$1,603,513	$1,496,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$275,819	$241,620
Interest bearing	1,119,277	1,060,719
Total	1,395,096	1,302,339
Repurchase agreements	24,399	13,711
Borrowed funds	-	6,149
Accrued expenses and other liabilities	28,449	22,404

Total liabilities	1,447,944	1,344,603

Commitments and contingent liabilties

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: June 30, 2021 - 3,479,139	-	-
December 31, 2020 - 3,462,916
Additional paid-in capital	30,141	29,987
Accumulated other comprehensive income	8,209	10,441
Retained earnings	117,219	111,261

Total stockholders' equity	155,569	151,689

Total liabilities and stockholders' equity	$1,603,513	$1,496,292

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(unaudited)	2021	2020	2021	2020
Interest income:
Loans receivable
Real estate loans	$8,211	$9,305	$16,450	$18,662
Commercial loans	1,751	1,834	3,991	3,319
Consumer loans	313	158	580	345
Total loan interest	10,275	11,297	21,021	22,326
Securities	2,144	1,564	4,105	3,269
Other interest earning assets	16	44	36	179

Total interest income	12,435	12,905	25,162	25,774

Interest expense:
Deposits	549	1,380	1,200	3,444
Repurchase agreements	12	17	22	57
Borrowed funds	2	93	22	187

Total interest expense	563	1,490	1,244	3,688

Net interest income	11,872	11,415	23,918	22,086
Provision for loan losses	576	508	1,154	1,022

Net interest income after provision for loan losses	11,296	10,907	22,764	21,064

Noninterest income:
Gain on sale of loans held-for-sale, net	$1,116	$2,464	$3,165	$3,617
Fees and service charges	1,471	1,151	2,537	2,200
Wealth management operations	576	514	1,183	1,068
Gain on sale of securities, net	269	667	686	1,177
Increase in cash value of bank owned life insurance	188	188	357	357
Gain on sale of foreclosed real estate, net	36	43	27	103
Other	24	19	38	70
Total noninterest income	$3,680	$5,046	$7,993	$8,592

Noninterest expense:
Compensation and benefits	$5,897	$5,620	$11,582	$10,930
Occupancy and equipment	1,324	1,295	2,696	2,704
Data processing	597	532	1,125	1,088
Marketing	195	180	394	388
Federal deposit insurance premiums	204	159	384	355
Other	2,793	2,227	5,322	4,640
Total noninterest expense	$11,010	$10,013	$21,503	$20,105

Income before income tax expenses	3,966	5,940	9,254	9,551
Income tax expenses	395	1,089	1,140	1,587
Net income	$3,571	$4,851	$8,114	$7,964

Earnings per common share:
Basic	$1.03	$1.40	$2.33	$2.30
Diluted	$1.03	$1.40	$2.33	$2.30

Dividends declared per common share	$0.31	$0.31	$0.62	$0.62

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2021	2020	2021	2020

Net income	$3,571	$4,851	$8,114	$7,964

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (losses)/gains arising during the period	5,624	1,207	(2,137)	7,319
Less: reclassification adjustment for gains included in net income	(269)	(667)	(686)	(1,177)
Net securities (loss)/gain during the period	5,355	540	(2,823)	6,142
Tax effect	(1,126)	(112)	591	(1,289)
Net of tax amount	4,229	428	(2,232)	4,853

Comprehensive (loss)/income, net of tax	$7,800	$5,279	$5,882	$12,817

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	Income	Earnings	Equity

Balance at January 1, 2020	$-	$29,657	$4,261	$99,624	$133,542

Comprehensive income:
Net income	-	-	-	3,113	3,113
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	4,425	-	4,425
Comprehensive income					7,538
Net surrender value of 1,904 restricted stock awards		(85)			(85)
Stock-based compensation expense	-	94	-	-	94
Cash dividends, $0.31 per share	-	-	-	(1,074)	(1,074)

Balance at March 31, 2020	$-	$29,666	$8,686	$101,663	$140,015

Comprehensive income:
Net income	-	-	-	4,851	4,851
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	428	-	428
Comprehensive income					5,279
Stock-based compensation expense		108			108
Cash dividends, $0.31 per share	-	-	-	(1,073)	(1,073)

Balance at June 30, 2020	$-	$29,774	$9,114	$105,441	$144,329

Balance at January 1, 2021	$-	$29,987	$10,441	$111,261	$151,689

Comprehensive income:
Net income	-	-	-	4,543	4,543
Net unrealized loss on securities available-for- sale, net of reclassification and tax effects	-	-	(6,461)	-	(6,461)
Comprehensive income					(1,918)
Net surrender value of 1,711 restricted stock awards		(68)			(68)
Stock-based compensation expense	-	146	-	-	146
Cash dividends, $0.31 per share	-	-	-	(1,079)	(1,079)

Balance at March 31, 2021	$-	$30,065	$3,980	$114,725	$148,770

Comprehensive income:
Net income	-	-	-	3,571	3,571
Net unrealized gain on securities available-for- sale, net of reclassification and tax effects	-	-	4,229	-	4,229
Comprehensive income					7,800
Net surrender value of 1,404 restricted stock awards		(63)			(63)
Stock-based compensation expense	-	139	-	-	139
Cash dividends, $0.31 per share	-	-	-	(1,077)	(1,077)

Balance at June 30, 2021	$-	$30,141	$8,209	$117,219	$155,569

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,114	$7,964
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(85,903)	(114,170)
Sale of loans originated for sale	94,163	113,362
Depreciation and amortization, net of accretion	2,041	2,186
Amortization of mortgage servicing rights	113	32
Stock based compensation expense	285	202
Net surrender value of restricted stock awards	(131)	(85)
Gain on sale of securities, net	(686)	(1,177)
Gain on sale of loans held-for-sale, net	(3,293)	(3,021)
Loss/(gain) on derivatives	128	(298)
Gain on sale of foreclosed real estate, net	(27)	(103)
Provision for loan losses	1,154	1,022
Net change in:
Interest receivable	(90)	(255)
Other assets	1,728	(1,708)
Cash value of bank owned life insurance	(357)	(357)
Accrued expenses and other liabilities	(3,723)	7,303
Net cash - operating activities	13,516	10,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposits in other financial institutions	426	531
Proceeds from maturities and pay downs of securities available-for-sale	43,322	31,409
Proceeds from sales of securities available-for-sale	19,290	35,098
Purchase of securities available-for-sale	(119,075)	(77,506)
Net change in loans receivable	1,660	(70,211)
Proceeds (purchase) of Federal Home Loan Bank Stock	671	(6)
Purchase of loans receivable	(5,978)	(4,658)
Purchase of premises and equipment, net	(470)	(866)
Proceeds from sale of foreclosed real estate, net	197	575
Net cash - investing activities	(59,957)	(85,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	92,757	123,264
Repayment of FHLB advances	(6,000)	(2,000)
Change in other borrowed funds	10,539	5,660
Dividends paid	(2,152)	(2,140)
Net cash - financing activities	95,144	124,784
Net change in cash and cash equivalents	48,703	50,047
Cash and cash equivalents at beginning of period	19,922	47,258
Cash and cash equivalents at end of period	$68,625	$97,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,262	$3,802
Income taxes	2,020	-
Noncash activities:
Transfers from loans to foreclosed real estate	$-	$23
Dividends declared not paid	1,077	1,073
Securities purchased not settled	9,764	-

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Organization and Description of Business

The consolidated financial statements include the accounts of Finward Bancorp (the “Bancorp” or “Finward”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2021, and December 31, 2020, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2021, and 2020, and consolidated statements of cash flows for the six months ended June 30, 2021, and 2020. The income reported for the six month period ended June 30, 2021, is not necessarily indicative of the results to be expected for the full year.

On May 13, 2021, the Bancorp filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of the State of Indiana to change the name of the company from “NorthWest Indiana Bancorp” to “Finward Bancorp.” The name change was approved by the Bancorp’s shareholders on March 3, 2021 and became effective on May 24, 2021.

The Notes to the Consolidated Financial Statements appearing in Finward Bancorp’s Annual Report on Form 10-K (2020 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

Revision of Previously Issued Financial Statements

We have revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10-Q related to immaterial errors. The errors relate to certain deferred costs booked related to our manufactured home loan product, which resulted in increased assets and understatements of expense in prior periods.

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Reports on Form 10-K for the years ended December 31, 2020 and 2019, or for any quarterly periods included therein or through our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of the errors:

Consolidated Balance Sheet

As of December 31, 2020	As Reported	Adjustment	As Revised
Loans receivable	$966,578	$(1,432)	$965,146
Net loans receivable	954,120	(1,432)	952,688
Other assets	13,681	199	13,880
Total assets	1,497,525	(1,233)	1,496,292
Retained earnings	112,494	(1,233)	111,261
Total shareholders' equity	152,922	(1,233)	151,689
Total liabilities and Stockholders' equity	1,497,525	(1,233)	1,496,292

Consolidated Statement of Operations

Three months ended June 30, 2020	As Reported	Adjustment	As Revised
Compensation and benefits	$5,371	$249	$5,620
Total noninterest expense	9,764	249	10,013
Income before income tax expense	6,189	(249)	5,940
Income tax expenses	1,126	(37)	1,089
Net income	5,063	(212)	4,851
Earnings per common share:
Basic	1.46	(0.06)	1.40
Diluted	1.46	(0.06)	1.40

Six months ended June 30, 2020	As Reported	Adjustment	As Revised
Compensation and benefits	$10,588	$342	$10,930
Total noninterest expense	19,763	342	20,105
Income before income tax expense	9,893	(342)	9,551
Income tax expenses	1,638	(51)	1,587
Net income	8,255	(291)	7,964
Earnings per common share:
Basic	2.39	(0.09)	2.30
Diluted	2.39	(0.09)	2.30

Consolidated Statements of Comprehensive Income

Three months ended June 30, 2020	As Reported	Adjustment	As Revised
Net income	$5,063	$(212)	$4,851
Comprehensive income, net of tax	5,491	(212)	5,279

Six months ended June 30, 2020	As Reported	Adjustment	As Revised
Net income	$8,255	$(291)	$7,964
Comprehensive income, net of tax	13,108	(291)	12,817

Consolidated Statements of Changes in Stockholders' Equity

Balance at January 1, 2020	As Reported	Adjustment	As Revised
Retained earnings	$100,185	$(561)	$99,624
Total equity	134,103	(561)	133,542

For the quarter ending March 31, 2020
Net income	3,192	(79)	3,113
Retained earnings	102,303	(640)	101,663
Total equity	140,655	(640)	140,015

For the quarter ending June 30, 2020
Net income	5,063	(212)	4,851
Retained earnings	106,293	(852)	105,441
Total equity	145,181	(852)	144,329

Balance at January 1, 2021
Retained earnings	112,494	(1,233)	111,261
Total equity	152,922	(1,233)	151,689

For the quarter ending March 31, 2021
Net income	4,679	(136)	4,543
Retained earnings	116,094	(1,369)	114,725
Total equity	150,139	(1,369)	148,770

Consolidated Statements of Cash Flows

Six months ended June 30, 2020	As Reported	Adjustment	As Revised
Net income	$8,255	$(291)	$7,964
Net change in other assets	(1,657)	(51)	(1,708)
Net cash - operating activities	11,239	(342)	10,897
Net change in loan	(70,553)	342	(70,211)
Net cash - investing activities	(85,976)	342	(85,634)

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

Note 3 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2021
U.S. government sponsored entities	10,883	5	(92)	10,796
U.S. treasury securities	401	-	-	401
Collateralized mortgage obligations and residential mortgage-backed securities	194,601	2,009	(1,249)	195,361
Municipal securities	255,485	11,111	(197)	266,399
Collateralized debt obligations	2,173	-	(1,203)	970
Total securities available-for-sale	$463,543	$13,125	$(2,741)	$473,927

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2020
Money market fund	$52,941	$-	$-	$52,941
U.S. government sponsored entities	7,881	3	(24)	7,860
Collateralized mortgage obligations and residential mortgage-backed securities	151,355	3,417	(36)	154,736
Municipal securities	183,103	11,102	(2)	194,203
Collateralized debt obligations	2,182	-	(1,253)	929
Total securities available-for-sale	$397,462	$14,522	$(1,315)	$410,669

The estimated fair value of available-for-sale debt securities at June 30, 2021, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
June 30, 2021	Value	Yield (%)
Due in one year or less	$202	1.13
Due from one to five years	3,228	4.23
Due from five to ten years	27,336	2.47
Due over ten years	247,800	2.98
Collateralized mortgage obligations and residential mortgage-backed securities	195,361	1.69
Total	$473,927	2.43

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	June 30,	June 30,
	2021	2020

Proceeds	$12,386	$17,212
Gross gains	289	724
Gross losses	(20)	(57)

Sales of available-for-sale securities were as follows for the six months ended:

	(Dollars in thousands)
	June 30,	June 30,
	2021	2020

Proceeds	$19,290	$35,098
Gross gains	706	1,237
Gross losses	(20)	(60)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2020	$10,441
Current period change	(2,232)
Ending balance, June 30, 2021	$8,209

Securities with market values of approximately $45.0 million and $52.4 million were pledged as of June 30, 2021 and December 31, 2020, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at June 30, 2021, and December 31, 2020 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2021
U.S. government sponsored entities	$8,791	$(92)	$-	$-	$8,791	$(92)
Collateralized mortgage obligations and residential mortgage-backed securities	92,998	(1,249)	-	-	92,998	(1,249)
Municipal securities	27,532	(197)	-	-	27,532	(197)
Collateralized debt obligations	-	-	970	(1,203)	970	(1,203)
Total temporarily impaired	$129,321	$(1,538)	$970	$(1,203)	$130,291	$(2,741)
Number of securities		77		2		79

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
U.S. government sponsored entities	$4,975	$(24)	$-	$-	$4,975	$(24)
Collateralized mortgage obligations and residential mortgage-backed securities	11,953	(36)	-	-	11,953	(36)
Municipal securities	1,864	(2)	-	-	1,864	(2)
Collateralized debt obligations	-	-	929	(1,253)	929	(1,253)
Total temporarily impaired	$18,792	$(62)	$929	$(1,253)	$19,721	$(1,315)
Number of securities		8		2		10

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

(Dollars in thousands)
	June 30, 2021	December 31, 2020
Loans secured by real estate:
Residential real estate	$268,649	$286,048
Home equity	36,684	39,233
Commercial real estate	315,087	298,257
Construction and land development	104,154	93,562
Multifamily	53,639	50,571
Farmland	309	215
Total loans secured by real estate	778,522	767,886
Commercial business	149,414	158,140
Consumer	544	1,025
Manufactured homes	28,135	24,232
Government	8,462	10,142
Subtotal	965,077	961,425
Add (less):
Net deferred loan origination fees and purchase premiums..	4,235	3,871
Undisbursed loan funds and clearings	179	(150)
Loans receivable	$969,491	$965,146

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2021:

Allowance for loan losses:
Residential real estate	$2,176	$-	$15	$103	$2,294
Home equity	309	-	-	62	371
Commercial real estate	5,726	-	-	213	5,939
Construction and land development	1,587	-	-	211	1,798
Multifamily	680	-	-	60	740
Farmland	-	-	-	-	-
Commercial business	2,552	-	11	(89)	2,474
Consumer	17	(11)	1	16	23
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$13,047	$(11)	$27	$576	$13,639

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2020:

Allowance for loan losses:
Residential real estate	$1,828	$(2)	$4	$(122)	$1,708
Home equity	246	-	-	(15)	231
Commercial real estate	3,693	(80)	-	99	3,712
Construction and land development	1,223	(17)	-	(5)	1,201
Multifamily	562	-	-	47	609
Farmland	-	-	-	-	-
Commercial business	1,901	(78)	16	536	2,375
Consumer	42	(1)	5	(16)	30
Manufactured homes	-	-	-	-	-
Government	16	-	-	(16)	-
Total	$9,511	$(178)	$25	$508	$9,866

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2021:

Allowance for loan losses:
Residential real estate	$2,211	$(4)	$25	$62	$2,294
Home equity	276	(1)	-	96	371
Commercial real estate	5,406	-	-	533	5,939
Construction and land development	1,405	-	-	393	1,798
Multifamily	626	-	-	114	740
Farmland	-	-	-	-	-
Commercial business	2,508	-	19	(53)	2,474
Consumer	26	(17)	5	9	23
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$12,458	$(22)	$49	$1,154	$13,639

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2020:

Allowance for loan losses:
Residential real estate	$1,812	$(2)	$10	$(112)	$1,708
Home equity	223	-	-	8	231
Commercial real estate	3,773	(80)	-	19	3,712
Construction and land development	1,098	(17)	-	120	1,201
Multifamily	529	-	-	80	609
Farmland	-	-	-	-	-
Commercial business	1,504	(78)	17	932	2,375
Consumer	43	(13)	8	(8)	30
Manufactured homes	-	-	-	-	-
Government	17	-	-	(17)	-
Total	$8,999	$(190)	$35	$1,022	$9,866

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $4.4 million and $3.8 million as of June 30, 2021 and December 31, 2020, respectively, and is included in net deferred loan origination costs and purchase premiums.

The Bancorp's impairment analysis is summarized below:
	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at June 30, 2021:

Residential real estate	$85	$2,209	$268,649	$730	$1,002	$266,917
Home equity	5	366	36,684	164	129	36,391
Commercial real estate	1,204	4,735	315,087	7,260	146	307,681
Construction and land development	-	1,798	104,154	-	-	104,154
Multifamily	-	740	53,639	-	596	53,043
Farmland	-	-	309	-	-	309
Commercial business	476	1,998	149,414	944	1,147	147,323
Consumer	-	23	544	-	-	544
Manufactured homes	-	-	28,135	-	-	28,135
Government	-	-	8,462	-	-	8,462
Total	$1,770	$11,869	$965,077	$9,098	$3,020	$952,959

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2020:

Residential real estate	$173	$2,038	$286,048	$868	$1,297	$283,883
Home equity	1	275	39,233	216	137	38,880
Commercial real estate	1,089	4,317	298,257	6,190	151	291,916
Construction and land development	-	1,405	93,562	-	-	93,562
Multifamily	-	626	50,571	95	621	49,855
Farmland	-	-	215	-	-	215
Commercial business	512	1,996	158,140	1,086	1,160	155,894
Consumer	-	26	1,025	-	-	1,025
Manufactured homes	-	-	24,232	-	-	24,232
Government	-	-	10,142	-	-	10,142
Total	$1,775	$10,683	$961,425	$8,455	$3,366	$949,604

The Bancorp's credit quality indicators are summarized below at June 30, 2021 and December 31, 2020:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	June 30, 2021
(Dollars in thousands)	1-5	6	7	8

Loan Segment	Pass	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$224,121	$36,446	$3,969	$4,113	$268,649
Home equity	34,900	712	560	512	36,684
Commercial real estate	233,022	59,866	13,801	8,398	315,087
Construction and land development	80,521	19,971	3,662	-	104,154
Multifamily	46,911	4,951	1,377	400	53,639
Farmland	101	208	-	-	309
Commercial business	127,244	20,092	1,162	916	149,414
Consumer	544	-	-	-	544
Manufactured homes	27,335	740	60	-	28,135
Government	8,462	-	-	-	8,462
Total	$783,161	$142,986	$24,591	$14,339	$965,077

	December 31, 2020
(Dollars in thousands)	1-5	6	7	8

Loan Segment	Pass	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$234,317	$41,805	$3,539	$6,387	$286,048
Home equity	37,044	933	761	495	39,233
Commercial real estate	222,892	55,202	11,983	8,180	298,257
Construction and land development	77,855	12,055	3,652	-	93,562
Multifamily	43,594	5,065	1,408	504	50,571
Farmland	-	215	-	-	215
Commercial business	135,671	20,067	1,341	1,061	158,140
Consumer	1,025	-	-	-	1,025
Manufactured homes	23,501	731	-	-	24,232
Government	10,142	-	-	-	10,142
Total	$786,041	$136,073	$22,684	$16,627	$961,425

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

During the six months ending June 30, 2021, two residential real estate loans to one customer totaling $150 thousand were modified to included deferral of principal resulting in troubled debt restructuring classification. One commercial real estate loan totaling $835 thousand was restructured with a reduced interest rate and extended amortization resulting in troubled debt restructuring classification. Two residential real estate trouble debt restructuring loans totaling $73 thousand had subsequently defaulted during the six months ending June 30, 2021. During the six months ending June, 2020, one commercial real estate loan totaling $148 thousand, one residential loan totaling $52 thousand and one home equity loan totaling $24 thousand were renewed as a troubled debt restructuring. One commercial business trouble debt restructuring loan totaling $294 thousand has subsequently defaulted during the six months ending June 30, 2020. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the six months ended		For the three months ended
	As of June 30, 2021			June 30, 2021		June 30, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,571	$2,904	$-	$1,735	$42	$1,655	$20
Home equity	271	283	-	317	5	300	1
Commercial real estate	1,538	2,121	-	1,295	26	1,354	14
Construction and land development	-	-	-	-	-	-	-
Multifamily	596	678	-	670	11	648	6
Farmland	-	-	-	-	-	-	-
Commercial business	1,408	1,408	-	1,447	36	1,422	18
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

With an allowance recorded:
Residential real estate	$161	$161	$85	$198	$5	$162	$-
Home equity	22	22	5	15	-	23	-
Commercial real estate	5,868	5,868	1,204	5,655	113	5,901	63
Construction and land development	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Farmland	-	-	-	-	-	-	-
Commercial business	683	683	476	719	22	704	11
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

Total:
Residential real estate	$1,732	$3,065	$85	$1,933	$47	$1,817	$20
Home equity	$293	$305	$5	$332	$5	$323	$1
Commercial real estate	$7,406	$7,989	$1,204	$6,950	$139	$7,255	$77
Construction & land development	$-	$-	$-	$-	$-	$-	$-
Multifamily	$596	$678	$-	$670	$11	$648	$6
Farmland	$-	$-	$-	$-	$-	$-	$-
Commercial business	$2,091	$2,091	$476	$2,166	$58	$2,126	$29
Consumer	$-	$-	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-	$-	$-

				For the six months ended		For the three months ended
	As of December 31, 2020			June 30, 2020		June 30, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,895	$3,228	$-	$2,107	$49	$2,090	$25
Home equity	352	363	-	384	9	362	4
Commercial real estate	1,177	1,761	-	1,379	47	1,295	34
Construction & land development	-	-	-	-	-	-	-
Multifamily	716	798	-	784	14	775	7
Farmland	-	-	-	-	-	-	-
Commercial business	1,497	1,514	-	1,588	40	1,475	23
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

With an allowance recorded:
Residential real estate	$270	$314	$173	$107	$1	$120	$-
Home equity	1	9	1	5	-	-	-
Commercial real estate	5,164	5,164	1,089	67	1	92	1
Construction & land development	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Farmland	-	-	-	-	-	-	-
Commercial business	749	749	512	676	19	826	16
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

Total:
Residential real estate	$2,165	$3,542	$173	$2,214	$50	$2,210	$25
Home equity	$353	$372	$1	$389	$9	$362	$4
Commercial real estate	$6,341	$6,925	$1,089	$1,446	$48	$1,387	$35
Construction & land development	$-	$-	$-	$-	$-	$-	$-
Multifamily	$716	$798	$-	$784	$14	$775	$7
Farmland	$-	$-	$-	$-	$-	$-	$-
Commercial business	$2,246	$2,263	$512	$2,264	$59	$2,301	$39
Consumer	$-	$-	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
June 30, 2021
Residential real estate	$1,894	$1,191	$2,396	$5,481	$263,168	$268,649	$79
Home equity	398	47	413	858	35,826	36,684	-
Commercial real estate	619	488	1,421	2,528	312,559	315,087	95
Construction and land development	328	-	42	370	103,784	104,154	41
Multifamily	256	-	120	376	53,263	53,639	-
Farmland	-	-	-	-	309	309	-
Commercial business	1,316	-	215	1,531	147,883	149,414	33
Consumer	1	-	-	1	543	544	-
Manufactured homes	249	109	-	358	27,777	28,135	-
Government	-	-	-	-	8,462	8,462	-
Total	$5,061	$1,835	$4,607	$11,503	$953,574	$965,077	$248

December 31, 2020
Residential real estate	$2,797	$1,119	$4,875	$8,791	$277,257	$286,048	$80
Home equity	616	323	416	1,355	37,878	39,233	29
Commercial real estate	1,172	237	680	2,089	296,168	298,257	437
Construction and land development	471	-	20	491	93,071	93,562	20
Multifamily	94	266	150	510	50,061	50,571	-
Farmland	-	-	-	-	215	215	-
Commercial business	845	96	269	1,210	156,930	158,140	-
Consumer	2	-	-	2	1,023	1,025	-
Manufactured homes	303	173	-	476	23,756	24,232	-
Government	380	-	-	380	9,762	10,142	-
Total	$6,680	$2,214	$6,410	$15,304	$946,121	$961,425	$566

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	June 30, 2021	December 31, 2020
Residential real estate	$4,180	$6,390
Home equity	495	476
Commercial real estate	6,521	5,390
Construction and land development.	-	-
Multifamily	400	504
Farmland	-	-
Commercial business	429	1,039
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$12,025	$13,799

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At June 30, 2021, total purchased credit impaired loans with unpaid principal balances totaled $5.0 million with a recorded investment of $3.0 million. At December 31, 2020, purchased credit impaired loans with unpaid principal balances totaled $5.4 million with a recorded investment of $3.4 million.

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the six months ended June 30, is as follows:

(dollars in thousands)	Total
2020	$57
2021	21

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the three months ended June 30, is as follows:

(dollars in thousands)	Total
2020	$28
2021	-

The accretable interest portion of the purchase credit impaired portfolio has fully amortized at June 30, 2021.

Accretable yield, or income recorded for the six months ended June 30, is as follows:

(dollars in thousands)	Total
2020	$975
2021	605

Accretable yield, or income recorded for the three months ended June 30, is as follows:

(dollars in thousands)	Total
2020	$615
2021	300

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
2021	$384
2022	758
2023	271
Total	$1,413

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	June 30, 2021	December 31, 2020
Residential real estate	$158	$328
Commercial business	210	210
Total	$368	$538

Note 6 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $11.1 million from past acquisitions. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Additionally, as part of the Bancorp’s annual impairment test of goodwill as of December 31, 2020, the Bancorp enlisted a third party expert to assist with the evaluation of goodwill for impairment. The evaluation involved the comparison of the fair value of the Bancorp to its carrying value. The Bancorp determined its fair value using a blend of the income approach (discounted cash flow model) and market approach (guideline public company method and guideline transaction method). The determination of the fair value using the discounted cash flow model required the Bancorp to make significant estimates and assumptions related to forecasts of future income, provision for credit losses, and discount rates. The determination of the fair value using the guideline public company method required management to make significant assumptions related to price to tangible book value multiples and price to earnings multiples, as well as significant assumptions related to control premiums. The determination of the fair value using the guideline transaction method required management to review the value of the business based on pricing multiples derived from the sale of companies that are similar to the Bancorp. The Bancorp’s estimation of fair value for the quantitative goodwill impairment testing exceeded its carrying value as of December 31, 2020 and therefore, no impairment was recognized. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $11.1 million as of June 30, 2021 and December 31, 2020.

In addition to goodwill, core deposit intangibles were established from past acquisitions and are subject to amortization. As of June 30, 2021, the Bancorp had core deposit intangible balances of $3.6 million. The table below summarizes the annual amortization:

Amortization recorded for the six months ended June 30, 2021 is as follows:

(dollars in thousands)	Total
Current period	$497

Amortization recorded for the three months ended June 30, 2021 is as follows:

(dollars in thousands)	Total
Current period	$249

Amortization to be recorded in future periods, is as follows:

(dollars in thousands	Total
Remainder 2021	497
2022	983
2023	962
2024	919
2025	261
Total	$3,622

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

Note 8 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2021, and 2020, are as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2021	2020	2021	2020
Basic earnings per common share:
Net income as reported	$3,571	$4,851	$8,114	$7,964
Weighted average common shares outstanding	3,478,392	3,463,136	3,475,017	3,460,820
Basic earnings per common share	$1.03	$1.40	$2.33	$2.30
Diluted earnings per common share:			-
Net income as reported	$3,571	$4,851	$8,114	$7,964
Weighted average common shares outstanding	3,478,392	3,463,136	3,475,017	3,460,820
Weighted average common and dilutive potential common shares outstanding	3,478,392	3,463,136	3,475,017	3,460,820
Diluted earnings per common share	$1.03	$1.40	$2.33	$2.30

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the six months ended June 30, 2021, stock based compensation expense of $285 thousand was recorded, compared to $202 thousand for the six months ended June 30, 2020. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $1.1 million through 2024 with an additional $285 thousand in 2021, $464 thousand in 2022, $291 thousand in 2023, and $53 thousand in 2024.

There were 19,693 shares of restricted stock granted during the first six months of 2021 compared to 13,243 shares granted during the first six months of 2020. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the year ended December 31, 2020, and six months ended June 30, 2021, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	30,205	$35.63
Granted	13,243	44.30
Vested	(6,400)	27.50
Forfeited	(220)	43.65
Non-vested at December 31, 2020	36,828	$40.11

Non-vested at January 1, 2021	36,828	$40.11
Granted	19,693	40.96
Vested	(13,493)	34.84
Forfeited	(355)	41.50
Non-vested at June 30, 2021	42,673	$42.16

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. The Bancorp is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Bancorp believes the adoption of this guidance on activities after December 31, 2020, through December 31, 2022, will not have a material impact on the consolidated financial statements.

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

The following table shows the amounts of non-hedging derivative financial instruments:

June 30, 2021
(Unaudited)	Notational or contractual	Asset derivatives		Liability derivatives
(Dollars in thousands)	amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$87,667	Other assets	$2,938	Other liabilties	$2,938
Interest rate lock commitments	13,641	Other assets	246	N/A	-
Total	$101,308		$3,184		$2,938

December 31, 2020
	Notational or contractual	Asset derivatives		Liability derivatives
(Dollars in thousands)	amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$72,707	Other assets	$3,638	Other liabilties	$3,638
Interest rate lock commitments	26,443	Other assets	374	N/A	-
Total	$99,150		$4,012		$3,638

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Six Months Ended		Three Months Ended
(Unaudited)		June 31,		June 31,
(Dollars in thousands)	Statement of Income Classification	2021	2020	2021	2020
Interest rate swap contracts	Fees and service charges	$218	$231	$231	$231
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(128)	298	(151)	(220)
Total		$90	$529	$80	$11

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Unaudited)		Gross Amounts Offset in	Net Amounts of Assets Presented
(Dollars in thousands)	Gross Amounts of Recognized Assets	the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2021
Interest rate swap contracts	$2,938	$-	$2,938	$-	$-	$2,938
Interest rate lock commitments	246	-	246	-	-	246
Total	$3,184	$-	$3,184	$-	$-	$3,184

				Gross Amounts not Offset in the
				Statement of Financial Condition
		Gross Amounts Offset in	Net Amounts of Liabilities Presented
(Dollars in thousands)	Gross Amounts of Recognized Assets	the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2020
Interest rate swap contracts	$3,638	$-	$3,638	$-	$-	$3,638
Interest rate lock commitments	374	-	374	-	-	374
Total	$4,012	$-	$4,012	$-	$-	$4,012

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Unaudited)		Gross Amounts Offset in	Net Amounts of Liabilities Presented
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2021
Interest rate swap contracts	$2,938	$-	$2,938	$-	$3,930	$(992)
Total	$2,938	$-	$2,938	$-	$3,930	$(992)

				Gross Amounts not Offset in the
				Statement of Financial Condition
		Gross Amounts Offset in	Net Amounts of Liabilities Presented
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	the Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2020
Interest rate swap contracts	$3,638	$-	$3,638	$-	$3,930	$(292)
Total	$3,638	$-	$3,638	$-	$3,930	$(292)

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

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in Thousands)
Collateralized
debt obligations
other-than-temporary
(Dollars in thousands)	impairment
Ending balance, December 31, 2020	$173
Additions not previously recognized	-
Ending balance, June 30, 2021	$173

At June 30, 2021, trust preferred securities with a cost basis of $2.2 million continue to be in “payment in kind” status. These trust preferred securities classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these trust preferred securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2021. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
U.S. government sponsored entities	10,796	-	10,796	-
U.S. treasury securities	401	-	401	-
Collateralized mortgage obligations and residential mortgage-backed securities	195,361	-	195,361	-
Municipal securities	266,399	-	266,399	-
Collateralized debt obligations	970	-	-	970
Total securities available-for-sale	$473,927	$-	$472,957	$970

		Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$52,941	$52,941	$-	$-
U.S. government sponsored entities	7,860	-	7,860	-
Collateralized mortgage obligations and residential mortgage-backed securities	154,736	-	154,736	-
Municipal securities	194,203	-	194,203	-
Collateralized debt obligations	929	-	-	929
Total securities available-for-sale	$410,669	$52,941	$356,799	$929

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2020	$1,076
Principal payments	(20)
Total unrealized losses, included in other comprehensive income	(127)
Ending balance, December 31, 2020	$929

Beginning balance, January 1, 2021	$929
Principal payments	(9)
Total unrealized gains, included in other comprehensive income	50
Ending balance, June 30, 2021	$970

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,348	$-	$-	$10,348
Foreclosed real estate	368	-	-	368

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,046	$-	$-	$10,046
Foreclosed real estate	538	-	-	538

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $12.1 million and the related specific reserves totaled approximately $1.8 million, resulting in a fair value of impaired loans totaling approximately $10.3 million, at June 30, 2021. The recorded investment of impaired loans was approximately $11.8 million and the related specific reserves totaled approximately $1.8 million, resulting in a fair value of impaired loans totaling approximately $10.0 million, at December 31, 2020. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	June 30, 2021		Estimated Fair Value Measurements at March 31, 2021 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$68,625	$68,625	$68,625	$-	$-
Certificates of deposit in other financial institutions	1,471	1,526	-	1,526	-
Securities available-for-sale	473,927	473,927	-	472,957	970
Loans held-for-sale	5,878	6,030	6,030	-	-
Loans receivable, net	955,852	960,652	-	-	960,652
Federal Home Loan Bank stock	3,247	3,247	-	3,247	-
Interest rate swap agreements	2,938	2,938	-	2,938	-
Accrued interest receivable	4,803	4,803	-	4,803	-

Financial liabilities:
Non-interest bearing deposits	275,819	275,819	275,819	-	-
Interest bearing deposits	1,119,277	1,119,535	838,519	281,016	-
Repurchase agreements	24,399	24,415	22,661	1,754	-
Interest rate swap agreements	2,938	2,938	-	2,938	-
Accrued interest payable	36	36	-	36	-

	December 31, 2020		Estimated Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,922	$19,922	$19,922	$-	$-
Certificates of deposit in other financial institutions	1,897	1,868	-	1,868	-
Securities available-for-sale	410,669	410,669	52,941	356,799	929
Loans held-for-sale	11,329	11,660	11,660	-	-
Loans receivable, net	952,688	982,793	-	-	982,793
Federal Home Loan Bank stock	3,918	3,918	-	3,918	-
Interest rate swap agreements	3,638	3,638	-	3,638	-
Accrued interest receivable	4,713	4,713	-	4,713	-

Financial liabilities:
Non-interest bearing deposits	241,620	241,620	241,620	-	-
Interest bearing deposits	1,060,719	1,061,294	775,891	285,403	-
Repurchase agreements	13,711	13,713	11,976	1,737	-
Borrowed funds	6,149	6,018	-	6,018	-
Interest rate swap agreements	3,638	3,638	-	3,638	-
Accrued interest payable	54	54	-	54	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended June 30, 2021 and December 31, 2020:

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

Note 14 - Acquisition Activity

On July 28, 2021, Finward Bancorp (“Finward”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royal Financial, Inc., a Delaware corporation (“RYFL”). Pursuant to the Merger Agreement, RYFL will merge with and into Finward, with Finward as the surviving corporation (the “Merger”). At a time to be determined at or following the Merger, Royal Savings Bank, an Illinois state chartered savings bank and wholly-owned subsidiary of RYFL (“Royal Bank”), will merge with and into Peoples Bank, the wholly-owned Indiana state chartered commercial bank subsidiary of Finward (“Peoples Bank”), with Peoples Bank as the surviving bank.

The boards of directors of each of Finward and RYFL have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by Finward’s and RYFL’s respective stockholders, regulatory approvals, and other customary closing conditions, the parties anticipate completing the Merger during the first quarter of 2022.

Upon completion of the Merger, each RYFL stockholder will have the right to receive, at the stockholder’s election, 0.4609 shares of Finward common stock or $20.14 in cash, or a combination of both, for each share of RYFL’s common stock, subject to allocation provisions and adjustment, as described below. Stockholders holding less than 101 shares of RYFL common stock will only have the right to receive fixed consideration of $20.14 in cash and will not be entitled to make an election with respect to the merger consideration. Based on Finward’s closing stock price of $44.00 as of July 28, 2021, the transaction has an implied valuation of approximately $52.9 million.

A current director or executive officer of RYFL, as mutually agreed upon prior to closing by Finward and RYFL, will be appointed to the boards of directors of Finward and Peoples Bank effective as of the closing of the Merger.

RYFL has a home office and eight branch offices in Cook County, Illinois. As of June 30, 2021, RYFL reported total assets of $533.7 million, total loans of $464.2 million, and total deposits of $466.3 million. The combined bank is expected to have approximately $2.1 billion in total assets, $1.4 billion in total loans, and $1.9 billion in deposits. The acquisition will further expand the Bank’s banking center network in Cook County, Illinois.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2021, as compared to December 31, 2020, and the results of operations for the quarter and six months ending June 30, 2021, and June 30, 2020. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

At June 30, 2021, the Bancorp had total assets of $1.6 billion, total loans receivable of $969.5 million and total deposits of $1.4 billion. Stockholders' equity totaled $155.6 million or 9.7% of total assets, with a book value per share of $44.71. Net income for the quarter ended June 30, 2021, was $3.6 million, or $1.03 earnings per common share for both basic and diluted calculations. For the quarter ended June 30, 2021, the return on average assets (ROA) was 0.90%, while the return on average stockholders’ equity (ROE) was 9.17%. Net income for the six months ended June 30, 2021, was $8.1 million, or $2.33 earnings per common share for both basic and diluted calculations. For the six months ended June 30, 2021, the ROA was 1.04%, while the ROE was 10.54%.

Revision of Previously Issued Financial Statements

This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report. We have revised our prior period financial statements to reflect the correction of immaterial errors as described in this Quarterly Report in Notes to Condensed Consolidated Financial Statements, Note 1 – Basis of Presentation, “Revision of Previously Issued Financial Statements”.

Recent Developments

Merger Agreement with Royal Financial, Inc. On July 28, 2021, Finward Bancorp (“Finward”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royal Financial, Inc., a Delaware corporation (“RYFL”). Pursuant to the Merger Agreement, RYFL will merge with and into Finward, with Finward as the surviving corporation (the “Merger”). At a time to be determined at or following the Merger, Royal Savings Bank, an Illinois state chartered savings bank and wholly-owned subsidiary of RYFL (“Royal Bank”), will merge with and into Peoples Bank, the wholly-owned Indiana state chartered commercial bank subsidiary of Finward (“Peoples Bank”), with Peoples Bank as the surviving bank.

The boards of directors of each of Finward and RYFL have approved the Merger and the Merger Agreement. Subject to the approval of the Merger by Finward’s and RYFL’s respective stockholders, regulatory approvals, and other customary closing conditions, the parties anticipate completing the Merger during the first quarter of 2022.

Upon completion of the Merger, each RYFL stockholder will have the right to receive, at the stockholder’s election, 0.4609 shares of Finward common stock or $20.14 in cash, or a combination of both, for each share of RYFL’s common stock, subject to allocation provisions and adjustment, as described below. Stockholders holding less than 101 shares of RYFL common stock will only have the right to receive fixed consideration of $20.14 in cash and will not be entitled to make an election with respect to the merger consideration. The Merger Agreement provides that, in the aggregate, 65% of the outstanding shares of RYFL common stock will be converted into the right to receive shares of Finward common stock and the remaining 35% of the outstanding shares of RYFL common stock will be converted into the right to receive cash. All outstanding options to purchase RYFL common stock, whether or not vested, will be converted into the right to receive at the effective time of the Merger, an amount of cash equal to $20.14 minus the per share exercise price for each share of RYFL common stock subject to an option, less applicable tax withholdings. In addition, at the effective time of the Merger, each award of RYFL restricted stock, whether or not vested, that is outstanding immediately prior to the effective time will fully vest and be cancelled and converted into the right to receive the merger consideration, less applicable tax withholdings. Based on Finward’s closing stock price of $44.00 as of July 28, 2021, the transaction has an implied valuation of approximately $52.9 million.

A current director or executive officer of RYFL, as mutually agreed upon prior to closing by Finward and RYFL, will be appointed to the boards of directors of Finward and Peoples Bank effective as of the closing of the Merger.

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

Impacts of COVID-19

The COVID-19 pandemic began to impact the Bancorp’s operations during March 2020, and as of the date of this report, continues to influence operating decisions. In response to the pandemic, the Bancorp’s management implemented the following policy actions:

●

Participating in the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), a program initiated to help small businesses maintain their workforces during the pandemic. As of June 30, 2021, the Bancorp approved 782 applications totaling $91.5 million for the first round, with an average loan size of approximately $117 thousand. These loans helped local business owners retain 10,758 employees based on the borrowers’ applications. The Bancorp’s SBA lender fee is averaging approximately 3.80% for the first round of the program, and fees will be earned over the life of the associated loans. The first round of PPP closed in August of 2020. On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021, which included provisions for a second round of PPP funding in 2021. As of June 30, 2021, the Bancorp approved 420 applications totaling $37.5 million for the second round, with an average loan size of approximately $89 thousand. These loans will help local business owners retain 4,410 employees based on the borrowers’ applications. The Bancorp’s SBA lender fee is averaging approximately 5.32% for this program, and fees will be earned over the life of the associated loans. As of June 30, 2021, the Bancorp had remaining loan balances under the Paycheck Protection Program totaling $50.3 million.

●

Prudently helping borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Consistent with regulatory guidance, the Bancorp will consider deferring or modifying a loan customer’s repayment obligation if the customer’s cash flow has been negatively impacted by the pandemic. The Bancorp’s management anticipates that additional borrower deferral and modification requests will continue in 2021 at a reduced pace. Loans modified to interest only payment or full payment deferral as part of the effects of COVID-19 as of June 30, 2021, are as follows:

(Dollars in thousands)	(Unaudited)
As of June 30, 2021	Mortgage loans		Commercial Loans
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Interest only	15	$1,656	1	$2,973
Full interest, partial principal	-	-	2	1,021
Full payment deferral	1	98	-	-
Total $	16	$1,754	3	$3,994

●

As the Bancorp continues to monitor the borrowers that are in and outside of deferral status, some loan relationships may be deemed non-performing. As of June 30, 2021, a single large commercial real estate loan relationship, which operates a hotel, with a carrying balance of $5.0 million, came out of deferral status and was deemed non-performing after COVID-19 pandemic stresses negatively impacted weak operating performance which occurred prior to the pandemic. Through management’s review of the loan relationship, a specific reserve within the allowance for loan losses was allocated as of June 30, 2021. As of June 30, 2021, the customer has opened a payment reserve account with the Bancorp to be used for future contractual payments and is currently in compliance with all modified loan terms. No other material COVID-19 impacted loans that are in deferral status have been deemed non-performing at this time. As of June 30, 2021, a total of 211 loans have come out of COVID-19 related deferral status with carrying balances of $81.6 million. All of these loans continue to be performing, except one commercial real estate loan with a carrying balance of $835 thousand and one residential real estate loan with a carrying balances of $108 thousand.

SBA Loan Subsidy Program

Pursuant to the CARES Act, Section 1112, Congress has determined that all existing borrowers under the SBA Section 7(a) program are adversely affected by COVID-19, and are therefore entitled to a subsidy in the form of relief payments. Specifically, the CARES Act provides that the SBA will pay the principal and interest on any existing and current SBA 7(a) loan for a period of nine months. These principal and interest payments will be made by the SBA directly to the SBA 7(a) lender and will begin with the next payment due. The Bancorp is a qualified SBA Section 7(a) lender, and is participating in the Section 1112 program. As of June 30, 2021, the Bancorp had 16 loans eligible for the program, with an aggregate principal amount of $1.1 million. Payments under the program will not constitute new loans for the Bancorp, but simply payments of principal and interest on loans that already exist in the Bancorp’s SBA 7(a) loan portfolio and are current on borrower payments.

Financial Condition

During the six months ended June 30, 2021, total assets increased by $107.2 million (7.2%), with interest-earning assets increasing by $106.2 million (7.6%). At June 30, 2021, interest-earning assets totaled $1.5 billion compared to $1.4 billion at December 31, 2020. Earning assets represented 93.9% of total assets at June 30, 2021 and 93.5% of total assets at December 31, 2020. The increase in total assets and interest earning assets for the six months was primarily the result of increased cash balances related to strong core deposit growth.

Loans receivable totaled $969.5 million at June 30, 2021, compared to $965.1 million at December 31, 2020. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp continues to review its loan pipelines and credit product specifications in connection with the effects on economic activity and employment stemming from the COVID-19 global pandemic. As a result of this review, management believes the Bancorp’s loan portfolio and current pipelines are well-positioned to withstand the current effects of the pandemic and address the needs of the Bancorp’s customers.

The Bancorp’s end-of-period loan balances were as follows:

	June 30,
	2021		December 31,
(Dollars in thousands)	(unaudited)		2020
	Balance	% Loans	Balance	% Loans

Residential real estate	$268,649	27.8%	$286,048	29.8%
Home equity	36,684	3.8%	39,233	4.1%
Commercial real estate	315,087	32.6%	298,257	31.0%
Construction and land development	104,154	10.8%	93,562	9.7%
Multifamily	53,639	5.6%	50,571	5.3%
Farmland	309	0.0%	215	0.0%
Commercial business	149,414	15.5%	158,140	16.4%
Consumer	544	0.1%	1,025	0.1%
Manufactured homes	28,135	2.9%	24,232	2.5%
Government	8,462	0.9%	10,142	1.1%
Loans receivable	$965,077	100.0%	$961,425	100.0%

Adjustable rate loans / loans receivable	$534,824	55.4%	$491,860	51.2%

	June 30,
	2021	December 31,
	(unaudited)	2020

Loans receivable to total assets	60.5%	64.5%
Loans receivable to earning assets	64.5%	69.0%
Loans receivable to total deposits	69.6%	74.2%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the six months ended June 30, 2021, the Bancorp originated $85.9 million in new fixed rate mortgage loans for sale, compared to $114.2 million during the six months ended June 30, 2020. The decrease in originations of these fixed rate mortgage loans is due to significant refinance activity in the prior year due to the low interest rate environment. Net gains realized from the mortgage loan sales totaled $3.2 million for the six months ended June 30, 2021, compared to $3.6 million for the six months ended June 30, 2020. At June 30, 2021, the Bancorp had $5.9 million in loans that were classified as held for sale, compared to $11.3 million at December 31, 2020.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At June 30, 2021, non-performing loans that remained accruing and more than 90 days past due include one commercial real estate loan totaling $95 thousand, one residential real estate loan totaling $79 thousand, one construction and land development loan totaling $42 thousand and one commercial business loan totaling $33 thousand. The Bancorp will at times leave notes accruing, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in process of being received.

The Bancorp's nonperforming loans are summarized below:
(Dollars in thousands)
Loan Segment	June 30, 2021	December 31, 2020
Residential real estate	$4,259	$6,470
Home equity	495	505
Commercial real estate	6,616	5,827
Construction and land development	41	20
Multifamily	400	504
Farmland	-	-
Commercial business	462	1,039
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$12,273	$14,365
Nonperforming loans to total loans	1.26%	1.49%
Nonperforming loans to total assets	0.76%	0.96%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2021 or December 31, 2020.

The Bancorp's substandard loans are summarized below:
(Dollars in thousands)
Loan Segment	June 30, 2021	December 31, 2020
Residential real estate	$4,113	$6,387
Home equity	512	495
Commercial real estate	8,398	8,180
Construction and land development	-	-
Multifamily	400	504
Farmland	-	-
Commercial business	916	1,061
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$14,339	$16,627

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:
(Dollars in thousands)
Loan Segment	June 30, 2021	December 31, 2020
Residential real estate	$3,969	$3,539
Home equity	560	761
Commercial real estate	13,801	11,983
Construction and land development	3,662	3,652
Multifamily	1,377	1,408
Farmland	-	-
Commercial business	1,162	1,341
Consumer	-	-
Manufactured homes	60	-
Government	-	-
Total	$24,591	$22,684

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:
(Dollars in thousands)
Loan Segment	June 30, 2021	December 31, 2020
Residential real estate	$1,732	$2,165
Home equity	293	353
Commercial real estate	7,406	6,341
Construction and land development	-	-
Multifamily	596	716
Farmland	-	-
Commercial business	2,091	2,246
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$12,118	$11,821

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

The Bancorp's troubled debt restructured loans are summarized below:
(Dollars in thousands)
Loan Segment	June 30, 2021	December 31, 2020
Residential real estate	$315	$614
Home equity	102	187
Commercial real estate	1,646	872
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	388	448
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$2,451	$2,121

The decrease in nonperforming and substandard loans as of June 30, 2021, is the result of the removal of residential real estate loans totaling $2.2 million, which was offset by the addition of two commercial real estate customers with loans totaling $1,253 thousand to nonaccrual. The increase in special mention loans as of June 30, 2021, is the result of the addition of five commercial real estate customers with loans totaling $3.1 million, which was offset by the movement of one commercial real estate customer with loans totaling $835 thousand to substandard and one commercial real estate customer with loans totaling $189 thousand to a pass rating. The increase in impaired loans as of June 30, 2021, is the result of the addition of two commercial real estate customers with loans totaling $1,253 thousand.

At June 30, 2021, management is of the opinion that there are no loans, except certain of those discussed above or as part of credit risk impacts of COVID-19, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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
(Dollars in thousands)

Loan Segment	June 30, 2021	June 30, 2020
Residential real estate	$62	$(112)
Home equity	96	8
Commercial real estate	533	19
Construction and land development	393	120
Multifamily	114	80
Farmland	-	-
Commercial business	(53)	932
Consumer	9	(8)
Manufactured homes	-	-
Government	-	(17)
Total	$1,154	$1,022

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	As of June 30, 2021
Loan Segment	Charge-off	Recoveries	Net Recoveries
Residential real estate	$(4)	$25	$21
Home equity	(1)	-	(1)
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	19	19
Consumer	(17)	5	(12)
Manufactured homes	-	-
Government	-	-	-
Total	$(22)	$49	$27

(Dollars in thousands)	(unaudited)
	As of June 30, 2020
Loan Segment	Charge-off	Recoveries	Net Recoveries
Residential real estate	$(2)	$10	$8
Home equity	-	-	-
Commercial real estate	(80)	-	(80)
Construction and land development	(17)	-	(17)
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(78)	17	(61)
Consumer	(13)	8	(5)
Manufactured homes	-	-
Government	-	-	-
Total	$(190)	$35	$(155)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At June 30, 2021, total purchased credit impaired loans reserves totaled $2.0 million compared to $2.1 million at December 31, 2020. Additionally, the Bancorp has acquired loans where there was not evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired of $1.4 million at June 30, 2021, compared to $2.0 million at December 31, 2020. Details on these fair value marks and the additional reserves created can be found in Note 5, Loans Receivable.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	June 30, 2021	December 31, 2020

Allowance for loan losses	$13,639	$12,458
Total loans	$969,491	$965,146
Non-performing loans	$12,273	$14,365
ALL-to-total loans	1.41%	1.29%
ALL-to-non-performing loans (coverage ratio)	111.1%	86.7%

The June 30, 2021, balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience, current economic and market conditions, and additional reserves from acquisition accounting as described in the immediately preceding paragraph. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At June 30, 2021, foreclosed real estate totaled $368 thousand, which was comprised of five properties, compared to $538 thousand and ten properties at December 31, 2020. Net gains from the sale of foreclosed real estate totaled $27 thousand for the six months ended June 30, 2021. At the end of June 2021, all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $473.9 million at June 30, 2021, compared to $410.7 million at December 31, 2020, an increase of $63.3 million (15.4%). The increase in the securities portfolio during the year is a result of investment in the security portfolio. At June 30, 2021, the securities portfolio represented 31.5% of interest-earning assets and 29.5% of total assets compared to 29.3% of interest-earning assets and 27.4% of total assets at December 31, 2020.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30,
	2021		December 31,
(Dollars in thousands)	(unaudited)		2020
	Balance	% Securities	Balance	% Securities

Money market fund	$-	0.0%	$52,941	12.9%
U.S. government sponsored entities	10,796	2.3%	7,860	1.9%
U.S. treasury securities	401	0.1%	-	0.0%
Collateralized mortgage obligations and residential mortgage-backed securities	195,361	41.2%	154,736	37.7%
Municipal securities	266,399	56.2%	194,203	47.3%
Collateralized debt obligations	970	0.2%	929	0.2%
Total securities available-for-sale	$473,927	100.0%	$410,669	100.0%

	June 30,
	2021	December 31,	YTD
(Dollars in thousands)	(unaudited)	2020	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$50,406	$5,908	$44,498	753.2%
Fed funds sold	649	-	649	100.0%
Certificates of deposit in other financial institutions	1,471	1,897	(426)	-22.5%
Federal Home Loan Bank stock	3,247	3,918	(671)	-17.1%

The net increase in interest bearing deposits in other financial institutions and fed funds sold is primarily the result of deposit growth.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	June 30,
	2021	December 31,	YTD
(Dollars in thousands)	(unaudited)	2020	Change
	Balance	Balance	$	%

Checking	$582,967	$516,487	$66,480	12.9%
Savings	277,944	254,108	23,836	9.4%
Money market	253,427	246,916	6,511	2.6%
Certificates of deposit	280,758	284,828	(4,070)	-1.4%
Total deposits	$1,395,096	$1,302,339	$92,757	7.1%

The overall increase in total deposits is primarily a result of management’s sales efforts along with customer preferences for competitively priced short-term liquid investments.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	June 30,
	2021	December 31,	YTD
(Dollars in thousands)	(unaudited)	2020	Change
	Balance	Balance	$	%

Repurchase agreements	$24,399	$13,711	$10,688	78.0%
Borrowed funds	-	6,149	(6,149)	-100.0%
Total borrowed funds	$24,399	$19,860	$4,539	22.9%

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

During the six months ended June 30, 2021, cash and cash equivalents increased by $48.7 million compared to a $50.0 million increase for the six months ended June 30, 2020. The primary sources of cash and cash equivalents were the sale loans originated for sale, proceeds from the maturity and paydown of securities, proceeds from the sale of securities, and growth of deposits. The primary uses of cash and cash equivalents were origination of loans for sale and purchase of securities. Cash provided by operating activities totaled $13.5 million for the six months ended June 30, 2021, compared to cash provided of $10.9 million for the six month period ended June 30, 2020. Cash provided from operating activities was primarily a result of net income and sale of loans originated for sale, offset by loans originated for sale. Cash outflows from investing activities totaled $60.0 million for the current period, compared to cash outflows of $85.6 million for the six months ended June 30, 2020. Cash outflows from investing activities for the current six months were primarily related to the purchase of securities and loans receivable, offset against proceeds from sales of securities, and proceeds from maturities and paydowns of securities. Cash provided from financing activities totaled $95.1 million during the current period compared to net cash provided of $124.8 million for the six months ended June 30, 2020. The cash inflows from financing activities were primarily a result of net change in deposits and change in other borrowed funds, offset against repayment of FHLB advances and payment of quarterly dividends. On a cash basis, the Bancorp paid dividends on common stock of $2.2 million for the six months ended June 30, 2021, and $2.1 million for the six months ended June 30, 2020.

At June 30, 2021, outstanding commitments to fund loans totaled $219.9 million. Approximately 52.1% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $11.2 million at June 30, 2021. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2021, stockholders' equity increased by $3.9 million (2.6%). During the six months ended June 30, 2021, stockholders’ equity was primarily increased by net income of $8.1 million. Decreasing stockholders’ equity was decreased unrealized gains on available securities of $2.2 million and the declaration of $2.2 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first six months of 2021 or 2020. During 2021, 13,493 restricted stock shares vested under the Incentive Plan outlined in Note 9 of the financial statements, of which 3,115 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

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

During the six months ended June 30, 2021, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled trust preferred securities with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $9.3 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at June 30, 2021, and December 31, 2020, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$130.7	13.0%	$45.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$130.7	13.0%	$60.6	6.0%	N/A	N/A
Total capital to risk-weighted assets	$143.4	14.2%	$80.8	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$130.7	8.3%	$64.0	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$124.0	12.7%	$43.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$124.0	12.7%	$58.6	6.0%	N/A	N/A
Total capital to risk-weighted assets	$136.2	14.0%	$78.1	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$125.3	8.4%	$59.2	4.0%	N/A	N/A

In addition, the following table shows that, at June 30, 2021, and December 31, 2020, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$128.0	12.7%	$45.3	4.5%	$65.4	6.5%
Tier 1 capital to risk-weighted assets	$128.0	12.7%	$60.3	6.0%	$80.5	8.0%
Total capital to risk-weighted assets	$140.6	14.0%	$80.5	8.0%	$100.6	10.0%
Tier 1 capital to adjusted average assets	$128.0	8.1%	$63.9	4.0%	$79.9	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$122.0	12.6%	$43.8	4.5%	$63.2	6.5%
Tier 1 capital to risk-weighted assets	$122.0	12.6%	$58.4	6.0%	$77.8	8.0%
Total capital to risk-weighted assets	$134.2	13.8%	$77.8	8.0%	$97.3	10.0%
Tier 1 capital to adjusted average assets	$122.0	8.3%	$59.1	4.0%	$73.9	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2021, without the need for qualifying for an exemption or prior DFI approval, is its 2021 net profits plus $4.7 million. Moreover, the FDIC and the FRB may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On June 25, 2021, the Board of Directors of the Bancorp declared a second quarter dividend of $0.31 per share. The Bancorp’s second quarter dividend was paid to shareholders on July 7, 2021.

Results of Operations - Comparison of the Quarter Ended June 30, 2021 to the Quarter Ended June 30, 2020

For the quarter ended June 30, 2021, the Bancorp reported net income of $3.6 million, compared to net income of $4.9 million for the quarter ended June 30, 2020, a decrease of $1.3 million (26.4%). For the quarter, the ROA was 0.90%, compared to 1.36% for the quarter ended June 30, 2020. The ROE was 9.17% for the quarter ended June 30, 2021, compared to 13.72% for the quarter ended June 30, 2020.

Net interest income for the quarter ended June 30, 2021 was $11.9 million, an increase of $457 thousand (4.0%), compared to $11.4 million for the quarter ended June 30, 2020. The weighted-average yield on interest-earning assets was 3.38% for the quarter ended June 30, 2021, compared to 3.93% for the quarter ended June 30, 2020. The weighted-average cost of funds for the quarter ended June 30, 2021 was 0.16% compared to 0.47% for the quarter ended June 30, 2020. The impact of the 3.38% return on interest earning assets and the 0.16% cost of funds resulted in an interest rate spread of 3.22% for the current quarter, a decrease from the 3.46% spread for the quarter ended June 30, 2020. The net interest margin on earning assets was 3.22% for the quarter ended June 30, 2021 and 3.48% for the quarter ended June 30, 2020. On a tax equivalent basis, the Bancorp’s net interest margin was 3.42% for the quarter ended June 30, 2021, compared to 3.63% for the quarter ended June 30, 2020. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2021			June 30, 2020
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$57,543	$9	0.06	$39,325	$15	0.15
Federal funds sold	1,288	-	-	1,738	18	4.14
Certificates of deposit in other financial institutions	1,473	7	1.90	1,734	11	2.54
Securities available-for-sale	433,355	2,124	1.96	288,330	1,532	2.13
Loans receivable	976,520	10,275	4.21	977,866	11,297	4.62
Federal Home Loan Bank stock	3,446	20	2.32	3,918	32	3.27
Total interest earning assets	1,473,625	$12,435	3.38	1,312,911	$12,905	3.93
Cash and non-interest bearing deposits in other financial institutions	36,377			17,713
Allowance for loan losses	(13,255)			(9,553)
Other noninterest bearing assets	97,863			102,964
Total assets	$1,594,610			$1,424,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,402,398	$549	0.16	$1,237,241	$1,380	0.45
Repurchase agreements	16,855	12	0.28	13,671	17	0.50
Borrowed funds	1,720	2	0.47	13,981	93	2.66
Total interest bearing liabilities	1,420,973	$563	0.16	1,264,893	$1,490	0.47
Other noninterest bearing liabilities	17,787			17,741
Total liabilities	1,438,760			1,282,634
Total stockholders' equity	155,850			141,401
Total liabilities and stockholders' equity	$1,594,610			$1,424,035

The decrease in interest earning asset income for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is primarily related to continued decreased reinvestment rates in 2021 for loans, securities, and excess cash balances, as a result of the Federal Reserve cuts occurring in March 2020. The decrease in interest bearing liability expense is primarily the result of the Bancorp adjusting deposit and repurchase agreement pricing to align with the current interest rate cycle.

The following table shows the change in noninterest income for the quarter ending June 30, 2021, and June 30, 2020.

	Three Months Ended
(Dollars in thousands)	June 30,		Three Months Ended
	2021	2020	$ Change	% Change
Noninterest income:
Gain on sale of loans held-for-sale, net	$1,116	$2,464	$(1,348)	-54.7%
Fees and service charges	1,471	1,151	320	162.4%
Wealth management operations	576	514	62	12.1%
Gain on sale of securities, net	269	667	(398)	-59.7%
Increase in cash value of bank owned life insurance	188	188	-	0.0%
Gain on sale of foreclosed real estate, net	36	43	(7)	-16.3%
Other	24	19	5	26.3%
Total noninterest income	$3,680	$5,046	$(1,366)	-27.1%

The decrease in gain on sale of loans is the result of significant refinance activity in the prior year due to the economic and rate environment, which resulted in more loans originated and sold. The increase in fees and service charges is primarily the result of changes in customer usage of bank services as our community recovers from the pandemic. The decrease in gains on the sale of securities is a result of current market conditions and actively managing the portfolio.

The following table shows the change in noninterest expense for the quarter ending June 30, 2021, and June 30, 2020.

	Three Months Ended
(Dollars in thousands)	June 30,		Three Months Ended
	2021	2020	$ Change	% Change
Noninterest expense:
Compensation and benefits	$5,897	$5,620	$277	4.9%
Occupancy and equipment	1,324	1,295	29	2.2%
Data processing	597	532	65	12.2%
Marketing	195	180	15	8.3%
Federal deposit insurance premiums	204	159	45	28.3%
Other	2,793	2,227	566	25.4%
Total noninterest expense	$11,010	$10,013	$997	10.0%

The increase in compensation and benefits is primarily the result of management’s continued focus on talent management and retention. The increase in other operating expenses is primarily the result of investments in strategic initiatives. The Bancorp’s efficiency ratio was 70.79% for the quarter ended June 30, 2021, compared to 60.83% for the quarter ended June 30, 2020. The increase in the efficiency ratio is the result of lower noninterest income and higher noninterest expense. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the quarter ended June 30, 2021, totaled $395 thousand, compared to income tax expense of $1.1 million for the quarter ended June 30, 2020, an decrease of $694 thousand (63.7%). The combined effective federal and state tax rates for the Bancorp was 10.0% for the quarter ended June 30, 2021, compared to 18.3% for the quarter ended June 30, 2020. The decrease in the effective tax rate for the quarter ended June 30, 2021, is the result of higher tax preferred income relative to earnings.

Results of Operations - Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

For the six months ended June 30, 2021, the Bancorp reported net income of $8.1 million, compared to net income of $8.0 million for the six months ended June 30, 2020, an increase of $150 thousand (1.9%). For the six months ended, the ROA was 1.04%, compared to 1.16% for the six months ended June 30, 2020. The ROE was 10.54% for the six months ended June 30, 2021, compared to 11.48% for the six months ended June 30, 2020.

Net interest income for the six months ended June 30, 2021, was $23.9 million, an increase of $1.8 million (8.3%), compared to $22.1 million for the six months ended June 30, 2020. The weighted-average yield on interest-earning assets was 3.48% for the six months ended June 30, 2021, compared to 4.07% for the six months ended June 30, 2020. The weighted-average cost of funds for the six months ended June 30, 2021, was 0.18% compared to 0.60% for the six months ended June 30, 2019. The impact of the 3.48% return on interest earning assets and the 0.18% cost of funds resulted in an interest rate spread of 3.30% for the current six months, which is a decrease from the spread of 3.47% as of June 30, 2020. The net interest margin on earning assets was 3.31% for the six months ended June 30, 2021, and 3.49% for the six months ended June 30, 2020. On a tax equivalent basis, the Bancorp’s net interest margin was 3.51% for the six months ended June 30, 2021, compared to 3.64% for the six months ended June 30, 2020. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$54,195	$21	0.08	$26,406	$69	0.52
Federal funds sold	1,040	-	-	3,726	85	4.56
Certificates of deposit in other financial institutions	1,535	15	1.95	1,851	25	2.70
Securities available-for-sale	408,753	4,065	1.99	284,955	3,202	2.25
Loans receivable	976,059	21,021	4.31	945,189	22,326	4.72
Federal Home Loan Bank stock	3,681	40	2.17	3,915	67	3.42
Total interest earning assets	1,445,263	$25,162	3.48	1,266,042	$25,774	4.07
Cash and non-interest bearing deposits in other financial institutions	35,055			18,397
Allowance for loan losses	(12,960)			(9,302)
Other noninterest bearing assets	97,967			98,409
Total assets	$1,565,325			$1,373,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,375,429	$1,200	0.17	$1,192,482	$3,444	0.58
Repurchase agreements	15,674	22	0.28	12,803	57	0.89
Borrowed funds	1,903	22	2.31	14,087	187	2.65
Total interest bearing liabilities	1,393,006	$1,244	0.18	1,219,372	$3,688	0.60
Other noninterest bearing liabilities	18,295			15,380
Total liabilities	1,411,301			1,234,752
Total stockholders' equity	154,024			138,794
Total liabilities and stockholders' equity	$1,565,325			$1,373,546

The decrease in interest earning asset income for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily related to continued decreased reinvestment rates in 2021 for loans, securities, and excess cash balances, as a result of the Federal Reserve cuts occurring in March 2020. The decrease in interest bearing liability expense is primarily the result of the Bancorp adjusting deposit and repurchase agreement pricing to align with the current interest rate cycle.

The following table shows the change in noninterest income for the six months ending June 30, 2021, and June 30, 2020.

	Six Months Ended
(Dollars in thousands)	June 30,		Six Months Ended
	2021	2020	$ Change	% Change
Noninterest income:
Gain on sale of loans held-for-sale, net	$3,165	$3,617	$(452)	-12.5%
Fees and service charges	2,537	2,200	337	15.3%
Wealth management operations	1,183	1,068	115	10.8%
Gain on sale of securities, net	686	1,177	(491)	-41.7%
Increase in cash value of bank owned life insurance	357	357	-	0.0%
Gain on sale of foreclosed real estate, net	27	103	(76)	-73.8%
Other	38	70	(32)	-45.7%
Total noninterest income	$7,993	$8,592	$(599)	-7.0%

The decrease in gain on sale of loans is the result of significant refinance activity in the prior year due to the economic and rate environment, which resulted in more loans originated and sold. The increase in fees and service charges is primarily the result of changes in customer usage of bank services as our community recovers from the pandemic. The increase in wealth management income is the result of the Bancorp’s continued focus on expanding its wealth management line of business. The decrease in gains on the sale of securities is a result of current market conditions and actively managing the portfolio.

The following table shows the change in noninterest expense for the six ending June 30, 2021, and June 30, 2020.

	Six Months Ended
(Dollars in thousands)	June 30,		Six Months Ended
	2021	2020	$ Change	% Change
Noninterest expense:
Compensation and benefits	$11,582	$10,930	$652	6.0%
Occupancy and equipment	2,696	2,704	(8)	-0.3%
Data processing	1,125	1,088	37	3.4%
Marketing	394	388	6	1.5%
Federal deposit insurance premiums	384	355	29	8.2%
Other	5,322	4,640	682	14.7%
Total noninterest expense	$21,503	$20,105	$1,398	7.0%

The increase in compensation and benefits is primarily the result of management’s continued focus on talent management and retention. The increase in other operating expenses is primarily the result of investments in strategic initiatives. The Bancorp’s efficiency ratio was 67.38% for the six months ended June 30, 2021, compared to 65.54% for the six months ended June 30, 2020. The increase in the efficiency ratio is the result of lower noninterest income and higher noninterest expense. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the six months ended June 30, 2021 totaled $1.1 million, compared to income tax expense of $1.6 million for the six months ended June 30, 2020, a decrease of $447 thousand (28.2%). The combined effective federal and state tax rates for the Bancorp was 12.3% for the six months ended June 30, 2021, compared to 16.6% for the six months ended June 30, 2020. The Bancorp’s lower current period effective tax rate is a result of an increase in tax preferred income in relation to income.

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

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2020, remain unchanged.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2021, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the six months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

Item 1A.         Risk Factors

Not Applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the six months ended June 30, 2021 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2021 – January 31, 2021	-	N/A	-	48,828
February 1, 2021 – February 28, 2021	-	N/A	-	48,828
March 1, 2021 – March 31, 2021	-	N/A	-	48,828
April 1, 2021 – April 30, 2021	-	N/A	-	48,828
May 1, 2021 – May 31, 2021	-	N/A	-	48,828
June 1, 2021 – June 30, 2021	-	N/A	-	48,828
	-	N/A	-	48,828

(1)

The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.         Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.         Mine Safety Disclosures

Not Applicable

Item 5.         Other Information

None

Item 6.         Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended June 30, 2021, formatted in an Inline XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: August 16, 2021	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: August 16, 2021	/s/ Peymon S. Torabi
Peymon S. Torabi
Executive Vice President, Chief Financial
Officer and Treasurer