Form 10-Q
period 2021-09-30
Finward Bancorp
filed 2021-11-09
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2021 or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	FNWD	The NASDAQ Stock Market, LLC

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

There were 3,479,139 shares of the registrant’s Common Stock, without par value, outstanding at November 9, 2021.

Finward Bancorp

Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	45

Item 4. Controls and Procedures	45

PART II. Other Information	46

SIGNATURES	47

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

Finward Bancorp
Condensed Consolidated Balance Sheets

	September 30,
(Dollars in thousands)	2021	December 31,
	(unaudited)	2020
ASSETS

Cash and non-interest bearing deposits in other financial institutions	$17,715	$14,014
Interest bearing deposits in other financial institutions	12,132	5,908
Federal funds sold	1,918	-

Total cash and cash equivalents	31,765	19,922

Certificates of deposit in other financial institutions	977	1,897

Securities available-for-sale	531,010	410,669
Loans held-for-sale	3,868	11,329
Loans receivable	956,352	965,146
Less: allowance for loan losses	(13,774)	(12,458)
Net loans receivable	942,578	952,688
Federal Home Loan Bank stock	3,247	3,918
Accrued interest receivable	5,259	4,713
Premises and equipment	29,980	30,785
Foreclosed real estate	81	538
Cash value of bank owned life insurance	31,262	30,725
Goodwill	11,109	11,109
Other intangible assets	3,374	4,119
Other assets	15,414	13,880

Total assets	$1,609,924	$1,496,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$287,376	$241,620
Interest bearing	1,118,824	1,060,719
Total	1,406,200	1,302,339
Repurchase agreements	23,844	13,711
Borrowed funds	-	6,149
Accrued expenses and other liabilities	27,311	22,404

Total liabilities	1,457,355	1,344,603

Commitments and contingent liabilties

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: September 30, 2021 - 3,479,139 December 31, 2020 - 3,462,916	-	-
Additional paid-in capital	30,284	29,987
Accumulated other comprehensive income	2,608	10,441
Retained earnings	119,677	111,261

Total stockholders' equity	152,569	151,689

Total liabilities and stockholders' equity	$1,609,924	$1,496,292

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(unaudited)	2021	2020	2021	2020
Interest income:
Loans receivable
Real estate loans	$8,177	$8,560	$24,627	$27,222
Commercial loans	1,737	2,427	5,728	5,746
Consumer loans	356	276	936	621
Total loan interest	10,270	11,263	31,291	33,589
Securities	2,378	1,534	6,483	4,803
Other interest earning assets	18	39	54	218

Total interest income	12,666	12,836	37,828	38,610

Interest expense:
Deposits	452	1,050	1,652	4,494
Repurchase agreements	13	15	35	72
Borrowed funds	1	83	23	270

Total interest expense	466	1,148	1,710	4,836

Net interest income	12,200	11,688	36,118	33,774
Provision for loan losses	139	849	1,293	1,871

Net interest income after provision for loan losses	12,061	10,839	34,825	31,903

Noninterest income:
Gain on sale of loans held-for-sale, net	$1,229	$2,420	$4,394	$6,037
Fees and service charges	1,473	1,473	4,010	3,673
Wealth management operations	604	537	1,787	1,605
Gain on sale of securities, net	590	197	1,276	1,374
Increase in cash value of bank owned life insurance	180	177	537	534
Gain on sale of foreclosed real estate, net	-	24	27	127
Other	70	27	108	97
Total noninterest income	$4,146	$4,855	$12,139	$13,447

Noninterest expense:
Compensation and benefits	$6,042	$5,517	$17,624	$16,447
Occupancy and equipment	1,380	1,150	4,076	3,854
Data processing	872	583	1,997	1,671
Marketing	334	183	728	571
Federal deposit insurance premiums	236	209	620	564
Other	3,537	2,393	8,859	7,033
Total noninterest expense	$12,401	$10,035	$33,904	$30,140

Income before income tax expenses	3,806	5,659	13,060	15,210
Income tax expenses	268	972	1,408	2,559
Net income	$3,538	$4,687	$11,652	$12,651

Earnings per common share:
Basic	$1.02	$1.35	$3.35	$3.65
Diluted	$1.02	$1.35	$3.35	$3.65

Dividends declared per common share	$0.31	$0.31	$0.93	$0.93

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2021	2020	2021	2020

Net income	$3,538	$4,687	$11,652	$12,651

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (losses)/gains arising during the period	(6,501)	(25)	(8,638)	7,294
Less: reclassification adjustment for gains included in net income	(590)	(197)	(1,276)	(1,374)
Net securities (loss)/gain during the period	(7,091)	(222)	(9,914)	5,920
Tax effect	1,490	46	2,081	(1,243)
Net of tax amount	(5,601)	(176)	(7,833)	4,677

Comprehensive (loss)/income, net of tax	$(2,063)	$4,511	$3,819	$17,328

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Three Months Ended
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at June 30, 2020	$-	$29,774	$9,114	$105,441	$144,329

Comprehensive income:
Net income	-	-	-	4,687	4,687
Other comprehensive loss	-	-	(176)	-	(176)
Comprehensive income					4,511
Stock-based compensation expense	-	107	-	-	107
Cash dividends, $0.31 per share	-	-	-	(1,074)	(1,074)

Balance at September 30, 2020	$-	$29,881	$8,938	$109,054	$147,873

Balance at June 30, 2021	$-	$30,141	$8,209	$117,219	$155,569

Comprehensive income:
Net income	-	-	-	3,538	3,538
Other comprehensive loss	-	-	(5,601)	-	(5,601)
Comprehensive income					(2,063)
Stock-based compensation expense	-	143	-	-	143
Cash dividends, $0.31 per share	-	-	-	(1,080)	(1,080)

Balance at September 30, 2021	$-	$30,284	$2,608	$119,677	$152,569

	Nine Months Ended
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2020	$-	$29,657	$4,261	$99,624	$133,542

Comprehensive income:
Net income	-	-	-	12,651	12,651
Other comprehensive income	-	-	4,677	-	4,677
Comprehensive income					17,328
Net surrender value of 1,245 restricted stock awards	-	(85)	-	-	(85)
Stock-based compensation expense	-	309	-	-	309
Cash dividends, $0.93 per share	-	-	-	(3,221)	(3,221)

Balance at September 30, 2020	$-	$29,881	$8,938	$109,054	$147,873

Balance at January 1, 2021	$-	$29,987	$10,441	$111,261	$151,689

Comprehensive income:
Net income	-	-	-	11,652	11,652
Other comprehensive loss	-	-	(7,833)	-	(7,833)
Comprehensive income					3,819
Net surrender value of 1,904 restricted stock awards	-	(131)	-	-	(131)
Stock-based compensation expense	-	428	-	-	428
Cash dividends, $0.93 per share	-	-	-	(3,236)	(3,236)

Balance at September 30, 2021	$-	$30,284	$2,608	$119,677	$152,569

See accompanying notes to consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,652	$12,651
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Origination of loans for sale	(120,101)	(171,151)
Sale of loans originated for sale	131,477	177,556
Depreciation and amortization, net of accretion	3,109	3,178
Amortization of mortgage servicing rights	180	63
Stock based compensation expense	428	309
Gain on sale of securities, net	(1,276)	(1,374)
Gain on sale of loans held-for-sale, net	(4,546)	(6,037)
Loss/(gain) on derivatives	152	(308)
Gain on cash value of bank owned life insurance	(537)	(534)
Gain on sale of foreclosed real estate, net	(27)	(127)
Provision for loan losses	1,293	1,871
Net change in:
Interest receivable	(546)	(685)
Other assets	1,591	(1,682)
Accrued expenses and other liabilities	(6,290)	5,526
Net cash - operating activities	16,559	19,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposits in other financial institutions	920	269
Proceeds from maturities and pay downs of securities available-for-sale	43,488	49,311
Proceeds from sales of securities available-for-sale	28,565	39,242
Purchase of securities available-for-sale	(191,130)	(129,503)
Loan participations purchased	-	(8,267)
Net change in loans receivable	20,148	(60,386)
Proceeds (purchase) of Federal Home Loan Bank Stock	671	(6)
Purchase of loans receivable	(11,331)	-
Purchase of premises and equipment, net	(1,019)	(2,088)
Proceeds from sale of foreclosed real estate, net	484	731
Net cash - investing activities	(109,204)	(110,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	103,861	126,286
Repayment of FHLB advances	(6,000)	(2,000)
Change in other borrowed funds	9,984	7,646
Net surrender value of restricted stock awards	(131)	(85)
Dividends paid	(3,226)	(3,217)
Net cash - financing activities	104,488	128,630
Net change in cash and cash equivalents	11,843	37,189
Cash and cash equivalents at beginning of period	19,922	47,258
Cash and cash equivalents at end of period	$31,765	$84,447

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,744	$4,953
Income taxes	2,185	5,000
Noncash activities:
Transfers from loans to foreclosed real estate	$-	$23
Dividends declared not paid	1,080	1,074
Securities purchased not settled	11,187	-

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Organization and Description of Business

The consolidated financial statements include the accounts of Finward Bancorp (the “Bancorp” or “Finward”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2021, and December 31, 2020, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and nine months ended September 30, 2021, and 2020, and consolidated statements of cash flows for the nine months ended September 30, 2021, and 2020. The income reported for the nine month period ended September 30, 2021, is not necessarily indicative of the results to be expected for the full year.

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

Revision of Previously Issued Financial Statements

We have revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10-Q related to immaterial errors discovered during the second quarter of 2021. The errors relate to certain deferred costs booked related to our manufactured home loan product, which resulted in increased assets and understatements of expense in prior periods.

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

The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of the errors:

Consolidated Balance Sheet

As of December 31, 2020	As Reported	Adjustment	As Revised
Loans receivable	$966,578	$(1,432)	$965,146
Net loans receivable	954,120	(1,432)	952,688
Other assets	13,681	199	13,880
Total assets	1,497,525	(1,233)	1,496,292
Retained earnings	112,494	(1,233)	111,261
Total shareholders' equity	152,922	(1,233)	151,689
Total liabilities and stockholders' equity	1,497,525	(1,233)	1,496,292

Consolidated Statement of Income

Three months ended September 30, 2020	As Reported	Adjustment	As Revised
Compensation and benefits	$5,263	$254	$5,517
Total noninterest expense	9,781	254	10,035
Income before income tax expense	5,913	(254)	5,659
Income tax expenses	1,010	(38)	972
Net income	4,903	(216)	4,687
Earnings per common share:
Basic	1.42	(0.07)	1.35
Diluted	1.42	(0.07)	1.35

Nine months ended September 30, 2020	As Reported	Adjustment	As Revised
Compensation and benefits	$15,851	$596	$16,447
Total noninterest expense	29,544	596	30,140
Income before income tax expense	15,806	(596)	15,210
Income tax expenses	2,648	(89)	2,559
Net income	13,158	(507)	12,651
Earnings per common share:
Basic	3.80	(0.15)	3.65
Diluted	3.80	(0.15)	3.65

Consolidated Statements of Comprehensive Income

Three months ended September 30, 2020	As Reported	Adjustment	As Revised
Net income	$4,903	$(216)	$4,687
Comprehensive income, net of tax	4,727	(216)	4,511

Nine months ended September 30, 2020	As Reported	Adjustment	As Revised
Net income	$13,158	$(507)	$12,651
Comprehensive income, net of tax	17,835	(507)	17,328

Consolidated Statements of Changes in Stockholders' Equity

Balance at January 1, 2020	As Reported	Adjustment	As Revised
Retained earnings	$100,185	$(561)	$99,624
Total equity	134,103	(561)	133,542

For the nine months ending September 30, 2020
Net income	13,158	(507)	12,651
Retained earnings	110,122	(1,068)	109,054
Total equity	148,941	(1,068)	147,873

For the quarter ending June 30, 2020
Retained earnings	106,293	(852)	105,441
Total equity	145,181	(852)	144,329

For the quarter ending September 30, 2020
Net income	4,903	(216)	4,687
Retained earnings	110,122	(1,068)	109,054
Total equity	148,941	(1,068)	147,873

Balance at January 1, 2021
Retained earnings	112,494	(1,233)	111,261
Total equity	152,922	(1,233)	151,689

Consolidated Statements of Cash Flows

Nine months ended September 30, 2020	As Reported	Adjustment	As Revised
Net income	$13,158	$(507)	$12,651
Net change in other assets	(1,593)	(89)	(1,682)
Net cash - operating activities	19,852	(596)	19,256
Net change in loan	(60,982)	596	(60,386)
Net cash - investing activities	(111,293)	596	(110,697)

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

Note 3 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2021
U.S. government sponsored entities	10,883	8	(130)	10,761
U.S. treasury securities	401	-	-	401
Collateralized mortgage obligations and residential mortgage-backed securities	199,749	1,559	(2,823)	198,485
Municipal securities	314,511	8,496	(2,655)	320,352
Collateralized debt obligations	2,173	-	(1,162)	1,011
Total securities available-for-sale	$527,717	$10,063	$(6,770)	$531,010

(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2020
Money market fund	$52,941	$-	$-	$52,941
U.S. government sponsored entities	7,881	3	(24)	7,860
Collateralized mortgage obligations and residential mortgage-backed securities	151,355	3,417	(36)	154,736
Municipal securities	183,103	11,102	(2)	194,203
Collateralized debt obligations	2,182	-	(1,253)	929
Total securities available-for-sale	$397,462	$14,522	$(1,315)	$410,669

The estimated fair value of available-for-sale debt securities at September 30, 2021, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
	Estimated
	Fair	Tax-Equivalent
September 30, 2021	Value	Yield (%)
Due in one year or less	$401	0.63
Due from one to five years	3,817	4.39
Due from five to ten years	28,638	2.63
Due over ten years	299,669	2.91
Collateralized mortgage obligations and residential mortgage-backed securities	198,485	1.62
Total	$531,010	2.42

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	September 30,	September 30,
	2021	2020

Proceeds	$9,275	$4,144
Gross gains	591	197
Gross losses	(1)	-

Sales of available-for-sale securities were as follows for the nine months ended:

	(Dollars in thousands)
	September 30,	September 30,
	2021	2020

Proceeds	$28,565	$39,242
Gross gains	1,297	1,433
Gross losses	(21)	(59)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2020	$10,441
Current period change	(7,833)
Ending balance, September 30, 2021	$2,608

Securities with market values of approximately $43.3 million and $52.4 million were pledged as of September 30, 2021 and December 31, 2020, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at September 30, 2021, and December 31, 2020 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2021
U.S. government sponsored entities	$8,753	$(130)	$-	$-	$8,753	$(130)
Collateralized mortgage obligations and residential mortgage-backed securities	133,551	(2,693)	2,740	(130)	136,291	(2,823)
Municipal securities	133,340	(2,655)	-	-	133,340	(2,655)
Collateralized debt obligations	-	-	1,011	(1,162)	1,011	(1,162)
Total temporarily impaired	$275,644	$(5,478)	$3,751	$(1,292)	$279,395	$(6,770)
Number of securities		211		3		214

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
U.S. government sponsored entities	$4,975	$(24)	$-	$-	$4,975	$(24)
Collateralized mortgage obligations and residential mortgage-backed securities	11,953	(36)	-	-	11,953	(36)
Municipal securities	1,864	(2)	-	-	1,864	(2)
Collateralized debt obligations	-	-	929	(1,253)	929	(1,253)
Total temporarily impaired	$18,792	$(62)	$929	$(1,253)	$19,721	$(1,315)
Number of securities		8		2		10

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

Loans receivable are summarized below:

(Dollars in thousands)
	September 30, 2021	December 31, 2020
Loans secured by real estate:
Residential real estate	$268,798	$286,048
Home equity	35,652	39,233
Commercial real estate	309,905	298,257
Construction and land development	110,289	93,562
Multifamily	56,869	50,571
Farmland	205	215
Total loans secured by real estate	781,718	767,886
Commercial business	125,922	158,140
Consumer	650	1,025
Manufactured homes	32,857	24,232
Government	9,841	10,142
Subtotal	950,988	961,425
Less:
Net deferred loan origination fees	5,579	3,871
Undisbursed loan funds	(215)	(150)
Loans receivable	$956,352	$965,146

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2021:

Allowance for loan losses:
Residential real estate	$2,294	$(28)	$21	$188	$2,475
Home equity	371	-	-	3	374
Commercial real estate	5,939	-	-	413	6,352
Construction and land development	1,798	-	-	90	1,888
Multifamily	740	-	-	47	787
Farmland	-	-	-	-	-
Commercial business	2,474	-	6	(594)	1,886
Consumer	23	(4)	1	(8)	12
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$13,639	$(32)	$28	$139	$13,774

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2020:

Allowance for loan losses:
Residential real estate	$1,708	$-	$5	$170	$1,883
Home equity	231	-	-	(19)	212
Commercial real estate	3,712	-	-	675	4,387
Construction and land development	1,201	-	-	(29)	1,172
Multifamily	609	-	-	(59)	550
Farmland	-	-	-	-	-
Commercial business	2,375	-	-	113	2,488
Consumer	30	(9)	3	(2)	22
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$9,866	$(9)	$8	$849	$10,714

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2021:

Allowance for loan losses:
Residential real estate	$2,211	$(32)	$46	$250	$2,475
Home equity	276	(1)	-	99	374
Commercial real estate	5,406	-	-	946	6,352
Construction and land development	1,405	-	-	483	1,888
Multifamily	626	-	-	161	787
Farmland	-	-	-	-	-
Commercial business	2,508	-	25	(647)	1,886
Consumer	26	(21)	6	1	12
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$12,458	$(54)	$77	$1,293	$13,774

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2020:

Allowance for loan losses:
Residential real estate	$1,812	$(2)	$15	$58	$1,883
Home equity	223	-	-	(11)	212
Commercial real estate	3,773	(80)	-	694	4,387
Construction and land development	1,098	(17)	-	91	1,172
Multifamily	529	-	-	21	550
Farmland	-	-	-	-	-
Commercial business	1,504	(78)	17	1,045	2,488
Consumer	43	(22)	11	(10)	22
Manufactured homes	-	-	-	-	-
Government	17	-	-	(17)	-
Total	$8,999	$(199)	$43	$1,871	$10,714

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $5.0 million and $3.8 million as of September 30, 2021 and December 31, 2020, respectively, and is included in net deferred loan origination costs and purchase premiums.

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at September 30, 2021:

Residential real estate	$12	$2,463	$268,798	$538	$1,063	$267,197
Home equity	4	370	35,652	156	141	35,355
Commercial real estate	1,579	4,773	309,905	7,021	-	302,884
Construction and land development	-	1,888	110,289	-	-	110,289
Multifamily	-	787	56,869	-	577	56,292
Farmland	-	-	205	-	-	205
Commercial business	309	1,577	125,922	830	1,103	123,989
Consumer	-	12	650	-	-	650
Manufactured homes	-	-	32,857	-	-	32,857
Government	-	-	9,841	-	-	9,841
Total	$1,904	$11,870	$950,988	$8,545	$2,884	$939,559

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2020:

Residential real estate	$173	$2,038	$286,048	$868	$1,297	$283,883
Home equity	1	275	39,233	216	137	38,880
Commercial real estate	1,089	4,317	298,257	6,190	151	291,916
Construction and land development	-	1,405	93,562	-	-	93,562
Multifamily	-	626	50,571	95	621	49,855
Farmland	-	-	215	-	-	215
Commercial business	512	1,996	158,140	1,086	1,160	155,894
Consumer	-	26	1,025	-	-	1,025
Manufactured homes	-	-	24,232	-	-	24,232
Government	-	-	10,142	-	-	10,142
Total	$1,775	$10,683	$961,425	$8,455	$3,366	$949,604

The Bancorp's credit quality indicators are summarized below at September 30, 2021 and December 31, 2020:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	September 30, 2021
(Dollars in thousands)	1-5	6	7	8

Loan Segment	Pass	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$227,505	$34,285	$3,282	$3,726	$268,798
Home equity	33,844	728	616	464	35,652
Commercial real estate	230,839	57,388	13,615	8,063	309,905
Construction and land development	88,574	18,072	3,643	-	110,289
Multifamily	50,652	5,570	253	394	56,869
Farmland	-	205	-	-	205
Commercial business	103,791	20,013	1,407	711	125,922
Consumer	650	-	-	-	650
Manufactured homes	32,063	734	60	-	32,857
Government	9,841	-	-	-	9,841
Total	$777,759	$136,995	$22,876	$13,358	$950,988

	December 31, 2020
(Dollars in thousands)	1-5	6	7	8

Loan Segment	Pass	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$234,317	$41,805	$3,539	$6,387	$286,048
Home equity	37,044	933	761	495	39,233
Commercial real estate	222,892	55,202	11,983	8,180	298,257
Construction and land development	77,855	12,055	3,652	-	93,562
Multifamily	43,594	5,065	1,408	504	50,571
Farmland	-	215	-	-	215
Commercial business	135,671	20,067	1,341	1,061	158,140
Consumer	1,025	-	-	-	1,025
Manufactured homes	23,501	731	-	-	24,232
Government	10,142	-	-	-	10,142
Total	$786,041	$136,073	$22,684	$16,627	$961,425

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

During the nine months ending September 30, 2021, two residential real estate loans to one customer totaling $148 thousand were modified to include deferral of principal and interest resulting in troubled debt restructuring classification. One commercial real estate loan totaling $835 thousand was restructured with a reduced interest rate and extended amortization resulting in troubled debt restructuring classification. One commercial business loan totaling $601 thousand was provided a short-term renewal and a pending long term restructure resulting in troubled debt restructuring classification. One residential real estate trouble debt restructuring loan totaling $37 thousand had subsequently defaulted during the nine months ending September 30, 2021. During the nine months ending September 30, 2020, one commercial real estate loan totaling $145 thousand, one residential loan totaling $51 thousand and one home equity loan totaling $23 thousand were renewed as a troubled debt restructuring. One commercial business trouble debt restructuring loan totaling $287 thousand has subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the nine months ended		For the three months ended
	As of September 30, 2021			September 30, 2021		September 30, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,558	$2,917	$-	$1,691	$83	$1,565	$41
Home equity	275	288	-	307	7	273	2
Commercial real estate	1,185	1,185	-	1,268	39	1,362	13
Construction and land development	-	-	-	-	-	-	-
Multifamily	577	665	-	647	20	587	9
Farmland	-	-	-	-	-	-	-
Commercial business	1,299	1,435	-	1,410	33	1,354	(3)
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

With an allowance recorded:
Residential real estate	$43	$43	$12	$159	$1	$102	$(4)
Home equity	22	22	4	17	1	22	1
Commercial real estate	5,836	5,836	1,579	5,700	145	5,852	32
Construction and land development	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Farmland	-	-	-	-	-	-	-
Commercial business	634	634	309	698	15	659	(7)
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

Total:
Residential real estate	$1,601	$2,960	$12	$1,850	$84	$1,667	$37
Home equity	$297	$310	$4	$324	$8	$295	$3
Commercial real estate	$7,021	$7,021	$1,579	$6,968	$184	$7,214	$45
Construction & land development	$-	$-	$-	$-	$-	$-	$-
Multifamily	$577	$665	$-	$647	$20	$587	$9
Farmland	$-	$-	$-	$-	$-	$-	$-
Commercial business	$1,933	$2,069	$309	$2,108	$48	$2,012	$(10)
Consumer	$-	$-	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-	$-	$-

				For the nine months ended		For the three months ended
	As of December 31, 2020			September 30, 2020		September 30, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,895	$3,228	$-	$2,061	$81	$2,000	$32
Home equity	352	363	-	378	13	366	4
Commercial real estate	1,177	1,761	-	1,338	65	1,155	18
Construction & land development	-	-	-	-	-	-	-
Multifamily	716	798	-	775	23	758	9
Farmland	-	-	-	-	-	-	-
Commercial business	1,497	1,514	-	1,614	61	1,578	21
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

With an allowance recorded:
Residential real estate	$270	$314	$173	$151	$4	$234	$3
Home equity	1	9	1	4	-	1	-
Commercial real estate	5,164	5,164	1,089	1,346	1	2,673	-
Construction & land development	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Farmland	-	-	-	-	-	-	-
Commercial business	749	749	512	736	19	855	-
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

Total:
Residential real estate	$2,165	$3,542	$173	$2,212	$85	$2,234	$35
Home equity	$353	$372	$1	$382	$13	$367	$4
Commercial real estate	$6,341	$6,925	$1,089	$2,684	$66	$3,828	$18
Construction & land development	$-	$-	$-	$-	$-	$-	$-
Multifamily	$716	$798	$-	$775	$23	$758	$9
Farmland	$-	$-	$-	$-	$-	$-	$-
Commercial business	$2,246	$2,263	$512	$2,350	$80	$2,433	$21
Consumer	$-	$-	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
September 30, 2021
Residential real estate	$2,057	$242	$2,422	$4,721	$264,077	$268,798	$186
Home equity	332	203	448	983	34,669	35,652	30
Commercial real estate	1,712	931	1,159	3,802	306,103	309,905	55
Construction and land development	-	-	-	-	110,289	110,289	-
Multifamily	77	273	115	465	56,404	56,869	-
Farmland	-	-	-	-	205	205	-
Commercial business	285	250	2,350	2,885	123,037	125,922	2,245
Consumer	4	-	-	4	646	650	-
Manufactured homes	347	241	-	588	32,269	32,857	-
Government	-	-	-	-	9,841	9,841	-
Total	$4,814	$2,140	$6,494	$13,448	$937,540	$950,988	$2,516

December 31, 2020
Residential real estate	$2,797	$1,119	$4,875	$8,791	$277,257	$286,048	$80
Home equity	616	323	416	1,355	37,878	39,233	29
Commercial real estate	1,172	237	680	2,089	296,168	298,257	437
Construction and land development	471	-	20	491	93,071	93,562	20
Multifamily	94	266	150	510	50,061	50,571	-
Farmland	-	-	-	-	215	215	-
Commercial business	845	96	269	1,210	156,930	158,140	-
Consumer	2	-	-	2	1,023	1,025	-
Manufactured homes	303	173	-	476	23,756	24,232	-
Government	380	-	-	380	9,762	10,142	-
Total	$6,680	$2,214	$6,410	$15,304	$946,121	$961,425	$566

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	September 30, 2021	December 31, 2020
Residential real estate	$3,575	$6,390
Home equity	448	476
Commercial real estate	6,263	5,390
Construction and land development	-	-
Multifamily	394	504
Farmland	-	-
Commercial business	347	1,039
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$11,027	$13,799

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2021, total purchased credit impaired loans with unpaid principal balances totaled $4.2 million with a recorded investment of $2.9 million. At December 31, 2020, purchased credit impaired loans with unpaid principal balances totaled $5.4 million with a recorded investment of $3.4 million.

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the nine months ended September 30, is as follows:

(dollars in thousands)	Total
2020	$78
2021	21

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the three months ended September 30, is as follows:

(dollars in thousands)	Total
2020	$21
2021	-

The accretable interest portion of the purchase credit impaired portfolio has fully amortized at September 30, 2021.

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $1.2 million at September 30, 2021, compared to $2.0 million at December 31, 2020. Total unpaid principal balances of acquired non-impaired loans with remaining fair value discount totaled $78.3 million and $106.6 million as of September 30, 2021, and December 31, 2020, respectively.

Accretable yield, or income recorded for the nine months ended September 30, is as follows:

(dollars in thousands)	Total
2020	$1,352
2021	793

Accretable yield, or income recorded for the three months ended September 30, is as follows:

(dollars in thousands)	Total
2020	$377
2021	188

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
2021	$196
2022	758
2023	271

Total	$1,225

Note 5 - Foreclosed Real Estate

Foreclosed real estate at period-end is summarized below:

	(Dollars in thousands)
	September 30, 2021	December 31, 2020
Residential real estate	$81	$328
Commercial business	-	210
Total	$81	$538

Note 6 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $11.1 million from past acquisitions. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Additionally, as part of the Bancorp’s annual impairment test of goodwill as of December 31, 2020, the Bancorp enlisted a third party expert to assist with the evaluation of goodwill for impairment. The evaluation involved the comparison of the fair value of the Bancorp to its carrying value. The Bancorp determined its fair value using a blend of the income approach (discounted cash flow model) and market approach (guideline public company method and guideline transaction method). The determination of the fair value using the discounted cash flow model required the Bancorp to make significant estimates and assumptions related to forecasts of future income, provision for credit losses, and discount rates. The determination of the fair value using the guideline public company method required management to make significant assumptions related to price to tangible book value multiples and price to earnings multiples, as well as significant assumptions related to control premiums. The determination of the fair value using the guideline transaction method required management to review the value of the business based on pricing multiples derived from the sale of companies that are similar to the Bancorp. The Bancorp’s estimation of fair value for the quantitative goodwill impairment testing exceeded its carrying value as of December 31, 2020 and therefore, no impairment was recognized. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $11.1 million as of September 30, 2021 and December 31, 2020.

In addition to goodwill, core deposit intangibles were established from past acquisitions and are subject to amortization. As of September 30, 2021, the Bancorp had core deposit intangible balances of $3.6 million. The table below summarizes the annual amortization:

Amortization recorded for the nine months ended September 30, 2021 is as follows:

(dollars in thousands)	Total
Current period	$745

Amortization recorded for the three months ended September 30, 2021 is as follows:

(dollars in thousands)	Total
Current period	$248

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	Total
Remainder 2021	249
2022	983
2023	962
2024	919
2025	261
Total	$3,374

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

Note 8 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2021, and 2020, are as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2021	2020	2021	2020
Basic earnings per common share:
Net income as reported	$3,538	$4,687	$11,652	$12,651
Weighted average common shares outstanding	3,479,139	3,463,136	3,476,406	3,461,598
Basic earnings per common share	$1.02	$1.35	$3.35	$3.65
Diluted earnings per common share:			-
Net income as reported	$3,538	$4,687	$11,652	$12,651
Weighted average common shares outstanding	3,479,139	3,463,136	3,476,406	3,461,598
Weighted average common and dilutive potential common shares outstanding	3,479,139	3,463,136	3,476,406	3,461,598
Diluted earnings per common share	$1.02	$1.35	$3.35	$3.65

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the nine months ended September 30, 2021, stock based compensation expense of $428 thousand was recorded, compared to $309 thousand for the nine months ended September 30, 2020. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $950 thousand through 2024 with an additional $142 thousand in 2021, $464 thousand in 2022, $291 thousand in 2023, and $53 thousand in 2024.

There were 19,693 shares of restricted stock granted during the first nine months of 2021 compared to 13,243 shares granted during the first nine months of 2020. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the year ended December 31, 2020, and nine months ended September 30, 2021, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	30,205	$35.63
Granted	13,243	44.30
Vested	(6,400)	27.50
Forfeited	(220)	43.65
Non-vested at December 31, 2020	36,828	$40.11

Non-vested at January 1, 2021	36,828	$40.11
Granted	19,693	40.96
Vested	(13,493)	34.84
Forfeited	(355)	41.50
Non-vested at September 30, 2021	42,673	$42.16

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

The following table shows the amounts of non-hedging derivative financial instruments:

September 30, 2021
(Unaudited)	Notational or	Asset derivatives		Liability derivatives
	contractual	Statement of Financial Condition		Statement of Financial Condition
(Dollars in thousands)	amount	classification	Fair value	classification	Fair value
Interest rate swap contracts	$98,855	Other assets	$2,945	Other liabilties	$2,945
Interest rate lock commitments	12,342	Other assets	222	N/A	-
Total	$111,197		$3,167		$2,945

December 31, 2020
	Notational or	Asset derivatives		Liability derivatives
	contractual	Statement of Financial Condition		Statement of Financial Condition
(Dollars in thousands)	amount	classification	Fair value	classification	Fair value
Interest rate swap contracts	$72,707	Other assets	$3,638	Other liabilties	$3,638
Interest rate lock commitments	26,443	Other assets	374	N/A	-
Total	$99,150		$4,012		$3,638

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Nine Months Ended		Three Months Ended
(Unaudited)		September 30,		September 30,
(Dollars in thousands)	Statement of Income Classification	2021	2020	2021	2020
Interest rate swap contracts	Fees and service charges	$379	$512	$161	$281
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(152)	309	(24)	11
Total		$227	$821	$137	$292

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the Statement of Financial Condition
(Unaudited) (Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2021
Interest rate swap contracts	$2,945	$-	$2,945	$-	$-	$2,945
Interest rate lock commitments	222	-	222	-	-	222
Total	$3,167	$-	$3,167	$-	$-	$3,167

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2020
Interest rate swap contracts	$3,638	$-	$3,638	$-	$-	$3,638
Interest rate lock commitments	374	-	374	-	-	374
Total	$4,012	$-	$4,012	$-	$-	$4,012

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the Statement of Financial Condition
(Unaudited) (Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2021
Interest rate swap contracts	$2,945	$-	$2,945	$-	$3,930	$(985)
Total	$2,945	$-	$2,945	$-	$3,930	$(985)

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2020
Interest rate swap contracts	$3,638	$-	$3,638	$-	$3,930	$(292)
Total	$3,638	$-	$3,638	$-	$3,930	$(292)

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

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in Thousands)
Collateralized
debt obligations
other-than-temporary
(Dollars in thousands)	impairment
Ending balance, December 31, 2020	$173
Additions not previously recognized	-
Ending balance, September 30, 2021	$173

At September 30, 2021, trust preferred securities with a cost basis of $2.2 million continue to be in “payment in kind” status. These trust preferred securities classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these trust preferred securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2021. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
U.S. government sponsored entities	10,761	-	10,761	-
U.S. treasury securities	401	-	401	-
Collateralized mortgage obligations and residential mortgage-backed securities	198,485	-	198,485	-
Municipal securities	320,352	-	320,352	-
Collateralized debt obligations	1,011	-	-	1,011
Total securities available-for-sale	$531,010	$-	$529,999	$1,011

		Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale debt securities:
Money market fund	$52,941	$52,941	$-	$-
U.S. government sponsored entities	7,860	-	7,860	-
Collateralized mortgage obligations and residential mortgage-backed securities....	154,736	-	154,736	-
Municipal securities	194,203	-	194,203	-
Collateralized debt obligations	929	-	-	929
Total securities available-for-sale	$410,669	$52,941	$356,799	$929

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2020	$1,076
Principal payments	(20)
Total unrealized losses, included in other comprehensive income..	(127)
Ending balance, December 31, 2020	$929

Beginning balance, January 1, 2021	$929
Principal payments	(9)
Total unrealized gains, included in other comprehensive income....	91
Ending balance, September 30, 2021	$1,011

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,525	$-	$-	$9,525
Foreclosed real estate	81	-	-	81

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,046	$-	$-	$10,046
Foreclosed real estate	538	-	-	538

The fair value of impaired loans with specific allocations of the allowance for loan losses or loans for which charge-offs have been taken is generally based on a present value of cash flows or, for collateral dependent loans, based on recent real estate appraisals. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The recorded investment in impaired loans was approximately $11.4 million and the related specific reserves totaled approximately $1.9 million, resulting in a fair value of impaired loans totaling approximately $9.5 million, at September 30, 2021. The recorded investment of impaired loans was approximately $11.8 million and the related specific reserves totaled approximately $1.8 million, resulting in a fair value of impaired loans totaling approximately $10.0 million, at December 31, 2020. Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. The fair value of foreclosed real estate is similarly determined by using the results of recent real estate appraisals. The numerical range of unobservable inputs for these valuation assumptions is not meaningful to this presentation.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	September 30, 2021		Estimated Fair Value Measurements at September 31, 2021 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,765	$31,765	$31,765	$-	$-
Certificates of deposit in other financial institutions	977	962	-	962	-
Securities available-for-sale	531,010	531,010	-	529,999	1,011
Loans held-for-sale	3,868	3,968	3,968	-	-
Loans receivable, net	942,578	943,571	-	-	943,571
Federal Home Loan Bank stock	3,247	3,247	-	3,247	-
Interest rate swap agreements	2,945	2,945	-	2,945	-
Accrued interest receivable	5,259	5,259	-	5,259	-

Financial liabilities:
Non-interest bearing deposits	287,376	287,376	287,376	-	-
Interest bearing deposits	1,118,824	1,119,137	854,927	264,210	-
Repurchase agreements	23,844	23,853	22,106	1,747	-
Interest rate swap agreements	2,945	2,945	-	2,945	-
Accrued interest payable	36	36	-	36	-

	December 31, 2020		Estimated Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,922	$19,922	$19,922	$-	$-
Certificates of deposit in other financial institutions	1,897	1,868	-	1,868	-
Securities available-for-sale	410,669	410,669	52,941	356,799	929
Loans held-for-sale	11,329	11,660	11,660	-	-
Loans receivable, net	952,688	982,793	-	-	982,793
Federal Home Loan Bank stock	3,918	3,918	-	3,918	-
Interest rate swap agreements	3,638	3,638	-	3,638	-
Accrued interest receivable	4,713	4,713	-	4,713	-

Financial liabilities:
Non-interest bearing deposits	241,620	241,620	241,620	-	-
Interest bearing deposits	1,060,719	1,061,294	775,891	285,403	-
Repurchase agreements	13,711	13,713	11,976	1,737	-
Borrowed funds	6,149	6,018	-	6,018	-
Interest rate swap agreements	3,638	3,638	-	3,638	-
Accrued interest payable	54	54	-	54	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended September 30, 2021 and December 31, 2020:

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

Note 14 - Acquisition Activity

On July 28, 2021, Finward entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royal Financial, Inc., a Delaware corporation (“RYFL”). Pursuant to the Merger Agreement, RYFL will merge with and into Finward, with Finward as the surviving corporation (the “Merger”). At a time to be determined at or following the Merger, Royal Savings Bank, an Illinois state chartered savings bank and wholly-owned subsidiary of RYFL (“Royal Bank”), will merge with and into Peoples Bank, the wholly-owned Indiana state chartered commercial bank subsidiary of Finward (“Peoples Bank”), with Peoples Bank as the surviving bank.

Subject to the approval of the Merger by Finward’s and RYFL’s respective stockholders, regulatory approvals, and other customary closing conditions, the parties anticipate completing the Merger during the first quarter of 2022.

Upon completion of the Merger, each RYFL stockholder will have the right to receive, at the stockholder’s election, 0.4609 shares of Finward common stock or $20.14 in cash, or a combination of both, for each share of RYFL’s common stock, subject to allocation provisions and adjustment. Stockholders holding less than 101 shares of RYFL common stock will only have the right to receive fixed consideration of $20.14 in cash and will not be entitled to make an election with respect to the merger consideration.

Robert W. Youman, a current director of RYFL, will be appointed to the boards of directors of Finward and Peoples Bank effective as of the closing of the Merger.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Bancorp” or “Finward”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2021, as compared to December 31, 2020, and the results of operations for the quarter and nine months ending September 30, 2021, and September 30, 2020. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

At September 30, 2021, the Bancorp had total assets of $1.6 billion, total loans receivable of $956.4 million and total deposits of $1.4 billion. Stockholders' equity totaled $152.6 million or 9.5% of total assets, with a book value per share of $43.85. Net income for the quarter ended September 30, 2021, was $3.5 million, or $1.02 earnings per common share for both basic and diluted calculations. For the quarter ended September 30, 2021, the return on average assets (ROA) was 0.87%, while the return on average stockholders’ equity (ROE) was 8.90%. Net income for the nine months ended September 30, 2021, was $11.7 million, or $3.35 earnings per common share for both basic and diluted calculations. For the nine months ended September 30, 2021, the ROA was 0.89%, while the ROE was 9.96%.

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

Recent Developments

Merger Agreement with Royal Financial, Inc. On July 28, 2021, Finward entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Royal Financial, Inc., a Delaware corporation (“RYFL”). Pursuant to the Merger Agreement, RYFL will merge with and into Finward, with Finward as the surviving corporation (the “Merger”). At a time to be determined at or following the Merger, Royal Savings Bank, an Illinois state chartered savings bank and wholly-owned subsidiary of RYFL (“Royal Bank”), will merge with and into Peoples Bank, the wholly-owned Indiana state chartered commercial bank subsidiary of Finward, with Peoples Bank as the surviving bank.

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

Robert W. Youman, a current director of RYFL, will be appointed to the boards of directors of Finward and Peoples Bank effective as of the closing of the Merger.

COVID-19

We continue to monitor the impact COVID-19 is having on the markets in which we operate in and the uncertainty of the long-term ramifications to our customers and operations. Within our markets, vaccinations have become readily available, infection positivity rates are at moderate levels, and the restrictions on businesses have generally been fully lifted. However, the lasting effects of government aid programs are uncertain as stimulus packages taper, and the ultimate long-term impact of the business shutdowns that occurred as a result of COVID-19 remains uncertain in many sectors of the economy. In the third quarter of 2021, COVID-19 positivity rates and hospitalizations in our markets rose due to the impact of the Delta variant, but have now been falling for the last several weeks.

The Federal Reserve, in response to the economic risks resulting from the COVID-19 pandemic, returned to a zero-interest rate policy in March 2020. This was after most broader market rates decreased significantly in response to evolving news about the COVID-19 pandemic. Many areas of consumer and business spending have rebounded in recent months, but there remains uncertainty about the longer lasting impact on local businesses as well as the travel, hospitality and entertainment industries resulting from the COVID-19 pandemic. This could cause a longer recovery time for all sectors of the economy and could make it challenging for sectors that have had better recoveries to maintain those recoveries in the long run. Inflation and supply shortages also pose risks to the economic recovery.

While positive economic indicators exist, we recognize that some of our commercial and individual customers are continuing to experience varying degrees of financial distress, which we expect to continue, though to a lesser degree, through the end of 2021 and into early 2022. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the COVID-19 pandemic, which may result in some customers’ inability to meet their loan obligations to us or seek deferrals on their obligations. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have seemingly resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as hotel/lodging, restaurants, retail and commercial real estate, which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the COVID-19 pandemic. We continue to monitor these customers closely.

Impacts of COVID-19

The COVID-19 pandemic began to impact the Bancorp’s operations during March 2020, and as of the date of this report, continues to influence operating decisions. In response to the pandemic, the Bancorp’s management implemented the following policy actions:

●

Participating in the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), a program initiated to help small businesses maintain their workforces during the pandemic. As of September 30, 2021, the Bancorp approved 782 applications totaling $91.5 million for the first round, with an average loan size of approximately $117 thousand. These loans helped local business owners retain 10,758 employees based on the borrowers’ applications. The Bancorp’s SBA lender fee is averaging approximately 3.80% for the first round of the program, and fees will be earned over the life of the associated loans. The first round of PPP closed in August of 2020. On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021, which included provisions for a second round of PPP funding in 2021. As of September 30, 2021, the Bancorp approved 420 applications totaling $37.5 million for the second round, with an average loan size of approximately $89 thousand. These loans will help local business owners retain 4,410 employees based on the borrowers’ applications. The Bancorp’s SBA lender fee is averaging approximately 5.32% for this program, and fees will be earned over the life of the associated loans. As of September 30, 2021, the Bancorp had remaining loan balances under the Paycheck Protection Program totaling $32.9 million.

●

Prudently helping borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19. Consistent with regulatory guidance, the Bancorp will consider deferring or modifying a loan customer’s repayment obligation if the customer’s cash flow has been negatively impacted by the pandemic. Outstanding borrower deferrals and modifications continue to decline. Loans modified to interest only payment or full payment deferral as part of the effects of COVID-19 as of September 30, 2021 and June 30, 2021, are as follows:

(Dollars in thousands)	(Unaudited)
As of September 30, 2021	Mortgage loans		Commercial Loans
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Interest only	11	$1,485	-	$-
Total $	11	$1,485	-	$-

(Dollars in thousands)	(Unaudited)
As of June 30, 2021	Mortgage loans		Commercial Loans
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Interest only	15	$1,656	1	$2,973
Full interest, partial principal	-	-	2	1,021
Full payment deferral	1	98	-	-
Total $	16	$1,754	3	$3,994

●

As the Bancorp continues to monitor the borrowers that are in and outside of deferral status, some loan relationships may be deemed non-performing. As of September 30, 2021, a single large commercial real estate loan relationship, which operates a hotel, with a carrying balance of $5.0 million, continued to be deemed non-performing after COVID-19 pandemic stresses negatively impacted weak operating performance which occurred prior to the pandemic. Through management’s review of the loan relationship, a specific reserve within the allowance for loan losses was allocated as of September 30, 2021. As of September 30, 2021, the customer is currently in compliance with all modified loan terms. No other material COVID-19 impacted loans that are in deferral status have been deemed non-performing at this time. As of September 30, 2021, a total of 236 loans have come out of COVID-19 related deferral status with carrying balances of $85.9 million. All of these loans continue to be performing, except one commercial real estate loan with a carrying balance of $835 thousand and several residential real estate loans with total carrying balances of $964 thousand.

SBA Loan Subsidy Program

Pursuant to the CARES Act, Section 1112, Congress has determined that all existing borrowers under the SBA Section 7(a) program are adversely affected by COVID-19, and are therefore entitled to a subsidy in the form of relief payments. Specifically, the CARES Act provides that the SBA will pay the principal and interest on any existing and current SBA 7(a) loan for a period of nine months. These principal and interest payments will be made by the SBA directly to the SBA 7(a) lender and will begin with the next payment due. The Bancorp is a qualified SBA Section 7(a) lender, and is participating in the Section 1112 program. As of September 30, 2021, the Bancorp had 2 loans eligible for the program, with an aggregate principal amount of $106 thousand. Payments under the program will not constitute new loans for the Bancorp, but simply payments of principal and interest on loans that already exist in the Bancorp’s SBA 7(a) loan portfolio and are current on borrower payments.

Financial Condition

During the nine months ended September 30, 2021, total assets increased by $113.6 million (7.6%), with interest-earning assets increasing by $110.6 million (7.9%). At September 30, 2021, interest-earning assets totaled $1.5 billion compared to $1.4 billion at December 31, 2020. Earning assets represented 93.7% of total assets at September 30, 2021 and 93.5% of total assets at December 31, 2020. The increase in total assets and interest earning assets for the nine months was primarily the result of increased cash balances related to strong core deposit growth.

Loans receivable totaled $956.4 million at September 30, 2021, compared to $965.1 million at December 31, 2020. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing. The Bancorp continues to review its loan pipelines and credit product specifications in connection with the effects on economic activity and employment stemming from the COVID-19 global pandemic. As a result of this review, management believes the Bancorp’s loan portfolio and current pipelines are well-positioned to withstand the current effects of the pandemic and address the needs of the Bancorp’s customers.

The Bancorp’s end-of-period loan balances were as follows:

	September 30,
	2021		December 31,
(Dollars in thousands)	(unaudited)		2020
	Balance	% Loans	Balance	% Loans

Residential real estate	$268,798	28.3%	$286,048	29.8%
Home equity	35,652	3.7%	39,233	4.1%
Commercial real estate	309,905	32.6%	298,257	31.0%
Construction and land development	110,289	11.6%	93,562	9.7%
Multifamily	56,869	6.0%	50,571	5.3%
Farmland	205	0.0%	215	0.0%
Commercial business	125,922	13.2%	158,140	16.4%
Consumer	650	0.1%	1,025	0.1%
Manufactured homes	32,857	3.5%	24,232	2.5%
Government	9,841	1.0%	10,142	1.1%
Loans receivable	$950,988	100.0%	$961,425	100.0%

Adjustable rate loans / loans receivable	$534,482	56.2%	$491,860	51.2%

	September 30,
	2021	December 31,
	(unaudited)	2020

Loans receivable to total assets	59.4%	64.5%
Loans receivable to earning assets	63.4%	69.0%
Loans receivable to total deposits	67.6%	73.8%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2021, the Bancorp originated $120.1 million in new fixed rate mortgage loans for sale, compared to $171.2 million during the nine months ended September 30, 2020. The decrease in originations of these fixed rate mortgage loans is due to significant refinance activity in the prior year due to the low interest rate environment. Net gains realized from the mortgage loan sales totaled $4.4 million for the nine months ended September 30, 2021, compared to $6.0 million for the nine months ended September 30, 2020. At September 30, 2021, the Bancorp had $3.9 million in loans that were classified as held for sale, compared to $11.3 million at December 31, 2020.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At September 30, 2021, non-performing loans that remained accruing and more than 90 days past due include six commercial business loans totaling $2.2 million, two residential real estate loans totaling $186 thousand, one commercial real estate loan totaling $55 thousand, and one home equity loan totaling $30 thousand. The Bancorp will at times leave notes accruing, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2021	December 31, 2020
Residential real estate	$3,761	$6,470
Home equity	478	505
Commercial real estate	6,318	5,827
Construction and land development	-	20
Multifamily	394	504
Farmland	-	-
Commercial business	2,592	1,039
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$13,543	$14,365
Nonperforming loans to total loans	1.42%	1.49%
Nonperforming loans to total assets	0.84%	0.96%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2021 or December 31, 2020.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2021	December 31, 2020
Residential real estate	$3,726	$6,387
Home equity	464	495
Commercial real estate	8,063	8,180
Construction and land development	-	-
Multifamily	394	504
Farmland	-	-
Commercial business	711	1,061
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$13,358	$16,627

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2021	December 31, 2020
Residential real estate	$3,282	$3,539
Home equity	616	761
Commercial real estate	13,615	11,983
Construction and land development	3,643	3,652
Multifamily	253	1,408
Farmland	-	-
Commercial business	1,407	1,341
Consumer	-	-
Manufactured homes	60	-
Government	-	-
Total	$22,876	$22,684

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2021	December 31, 2020
Residential real estate	$1,601	$2,165
Home equity	297	353
Commercial real estate	7,021	6,341
Construction and land development	-	-
Multifamily	577	716
Farmland	-	-
Commercial business	1,933	2,246
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$11,429	$11,821

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2021	December 31, 2020
Residential real estate	$276	$614
Home equity	99	187
Commercial real estate	1,592	872
Construction and land development	-	-
Multifamily	-	-
Farmland	-	-
Commercial business	688	448
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$2,655	$2,121

The decrease in nonperforming loans as of September 30, 2021, is the due to the removal from nonaccrual status for various residential real estate loans totaling $2,816 thousand which was offset by the addition of six commercial business customers with loans totaling $2,244 thousand to the 90 days or more past due loans. The decrease in substandard loans as of September 30, 2021, is the result of the removal of various residential real estate loans totaling $2,579 thousand. The increase in special mention loans as of September 30, 2021, is due to the addition of four commercial real estate customers with loans totaling $3,048 thousand, which was offset by the movement of one multifamily customer with loans totaling $1,072 thousand to a pass rating. one commercial real estate customer with loans totaling $835 thousand to substandard, and one commercial real estate customer with loans totaling $189 thousand to a pass rating. The decrease in impaired loans as of September 30, 2021, is the due primarily to the removal of six commercial business customers with loans totaling $445 thousand due to pay off or liquidation of collateral.

At September 30, 2021, management is of the opinion that there are no loans, except certain of those discussed above or as part of credit risk impacts of COVID-19, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the nine months ended are summarized below:
(Dollars in thousands)

Loan Segment	September 30, 2021	September 30, 2020
Residential real estate	$250	$58
Home equity	99	(11)
Commercial real estate	946	694
Construction and land development	483	91
Multifamily	161	21
Farmland	-	-
Commercial business	(647)	1,045
Consumer	1	(10)
Manufactured homes	-	-
Government	-	(17)
Total	$1,293	$1,871

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	For nine months ending September 30, 2021
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(32)	$46	$14
Home equity	(1)	-	(1)
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	25	25
Consumer	(21)	6	(15)
Manufactured homes	-	-	-
Government	-	-	-
Total	$(54)	$77	$23

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	For nine months ending September 30, 2020
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(2)	$15	$13
Home equity	-	-	-
Commercial real estate	(80)	-	(80)
Construction and land development	(17)	-	(17)
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(78)	17	(61)
Consumer	(22)	11	(11)
Manufactured homes	-	-
Government	-	-	-
Total	$(199)	$43	$(156)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2021, total purchased credit impaired loans reserves totaled $1.3 million compared to $2.1 million at December 31, 2020. Additionally, the Bancorp has acquired loans where there was not evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired of $1.2 million at September 30, 2021, compared to $2.0 million at December 31, 2020. Details on these fair value marks and the additional reserves created can be found in Note 5, Loans Receivable.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	September 30, 2021	December 31, 2020

Allowance for loan losses	$13,774	$12,458
Total loans	$956,352	$961,425
Non-performing loans	$13,543	$14,365
ALL-to-total loans	1.44%	1.30%
ALL-to-non-performing loans (coverage ratio)	101.7%	86.7%

The September 30, 2021, balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience, current economic and market conditions, and additional reserves from acquisition accounting as described in the immediately preceding paragraph. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At September 30, 2021, foreclosed real estate totaled $81 thousand, which was comprised of two properties, compared to $538 thousand and ten properties at December 31, 2020. Net gains from the sale of foreclosed real estate totaled $27 thousand for the nine months ended September 30, 2021. At the end of September 2021, all of the Bancorp’s foreclosed real estate is located within its primary market area.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $531.0 million at September 30, 2021, compared to $410.7 million at December 31, 2020, an increase of $120.3 million (29.3%). The increase in the securities portfolio during the year is a result of investment in the security portfolio. At September 30, 2021, the securities portfolio represented 35.2% of interest-earning assets and 33.0% of total assets compared to 29.4% of interest-earning assets and 27.4% of total assets at December 31, 2020.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,
	2021		December 31,
(Dollars in thousands)	(unaudited)		2020
	Balance	% Securities	Balance	% Securities

Money market fund	$-	0.0%	$52,941	12.9%
U.S. government sponsored entities	10,761	2.0%	7,860	1.9%
U.S. treasury securities	401	0.1%	-	0.0%
Collateralized mortgage obligations and residential mortgage-backed securities	198,485	37.4%	154,736	37.7%
Municipal securities	320,352	60.3%	194,203	47.3%
Collateralized debt obligations	1,011	0.2%	929	0.2%
Total securities available-for-sale	$531,010	100.0%	$410,669	100.0%

	September 30,
	2021	December 31,	YTD
(Dollars in thousands)	(unaudited)	2020	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$12,132	$5,908	$6,224	105.3%
Fed funds sold	1,918	-	1,918	100.0%
Certificates of deposit in other financial institutions	977	1,897	(920)	-48.5%
Federal Home Loan Bank stock	3,247	3,918	(671)	-17.1%

The net increase in interest bearing deposits in other financial institutions and fed funds sold is primarily the result of deposit growth.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,
	2021	December 31,	YTD
(Dollars in thousands)	(unaudited)	2020	Change
	Balance	Balance	$	%

Checking	$602,951	$516,487	$86,464	16.7%
Savings	284,681	254,108	30,573	12.0%
Money market	254,671	246,916	7,755	3.1%
Certificates of deposit	263,897	284,828	(20,931)	-7.3%
Total deposits	$1,406,200	$1,302,339	$103,861	8.0%

The overall increase in total deposits is primarily a result of management’s sales efforts along with customer preferences for competitively priced short-term liquid investments.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,
	2021	December 31,	YTD
(Dollars in thousands)	(unaudited)	2020	Change
	Balance	Balance	$	%

Repurchase agreements	$23,844	$13,711	$10,133	73.9%
Borrowed funds	-	6,149	(6,149)	-100.0%
Total borrowed funds	$23,844	$19,860	$3,984	20.1%

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

During the nine months ended September 30, 2021, cash and cash equivalents increased by $11.8 million compared to a $37.2 million increase for the nine months ended September 30, 2020. The primary sources of cash and cash equivalents were the sale loans originated for sale, proceeds from the maturity and paydown of securities, proceeds from the sale of securities, growth of deposits, and proceeds from the maturity and paydown of loans receivable. The primary uses of cash and cash equivalents were origination of loans for sale and purchase of securities. Cash provided by operating activities totaled $16.6 million for the nine months ended September 30, 2021, compared to cash provided of $19.3 million for the nine month period ended September 30, 2020. Cash provided from operating activities was primarily a result of net income and sale of loans originated for sale, offset by loans originated for sale. Cash outflows from investing activities totaled $109.2 million for the current period, compared to cash outflows of $110.7 million for the nine months ended September 30, 2020. Cash outflows from investing activities for the current nine months were primarily related to the purchase of securities, offset against proceeds from sales of securities, and proceeds from maturities and paydowns of securities and loans. Cash provided from financing activities totaled $104.5 million during the current period compared to net cash provided of $128.6 million for the nine months ended September 30, 2020. The cash inflows from financing activities were primarily a result of net change in deposits and change in other borrowed funds, offset against repayment of FHLB advances and payment of quarterly dividends. On a cash basis, the Bancorp paid dividends on common stock of $3.2 million for the nine months ended September 30, 2021, and $3.2 million for the nine months ended September 30, 2020.

At September 30, 2021, outstanding commitments to fund loans totaled $219.9 million. Approximately 52.1% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $11.2 million at September 30, 2021. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2021, stockholders' equity increased by $880 thousand (0.6%). During the nine months ended September 30, 2021, stockholders’ equity was primarily increased by net income of $11.7 million. Decreasing stockholders’ equity was decreased unrealized gains on available securities of $7.8 million and the declaration of $3.2 million in cash dividends. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first nine months of 2021 or 2020. During 2021, 13,493 restricted stock shares vested under the Incentive Plan outlined in Note 9 of the financial statements, of which 3,115 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

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

During the nine months ended September 30, 2021, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled trust preferred securities with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $9.2 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

The following table shows that, at September 30, 2021, and December 31, 2020, the Bancorp’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$133.8	13.1%	$45.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$133.8	13.1%	$61.3	6.0%	N/A	N/A
Total capital to risk-weighted assets	$146.6	14.4%	$81.7	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$133.8	8.4%	$64.6	4.0%	N/A	N/A

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$124.0	12.7%	$43.9	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$124.0	12.7%	$58.6	6.0%	N/A	N/A
Total capital to risk-weighted assets	$136.2	14.0%	$78.1	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$125.3	8.4%	$59.2	4.0%	N/A	N/A

In addition, the following table shows that, at September 30, 2021, and December 31, 2020, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$130.5	12.8%	$45.7	4.5%	$66.1	6.5%
Tier 1 capital to risk-weighted assets	$130.5	12.8%	$61.0	6.0%	$81.3	8.0%
Total capital to risk-weighted assets	$143.2	14.1%	$81.3	8.0%	$101.6	10.0%
Tier 1 capital to adjusted average assets	$130.5	8.2%	$64.4	4.0%	$80.5	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$122.0	12.6%	$43.8	4.5%	$63.2	6.5%
Tier 1 capital to risk-weighted assets	$122.0	12.6%	$58.4	6.0%	$77.8	8.0%
Total capital to risk-weighted assets	$134.2	13.8%	$77.8	8.0%	$97.3	10.0%
Tier 1 capital to adjusted average assets	$122.0	8.3%	$59.1	4.0%	$73.9	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2021, without the need for qualifying for an exemption or prior DFI approval, is its 2021 net profits plus $4.7 million. Moreover, the FDIC and the FRB may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On August 27, 2021, the Board of Directors of the Bancorp declared a third quarter dividend of $0.31 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 4, 2021.

Results of Operations - Comparison of the Quarter Ended September 30, 2021 to the Quarter Ended September 30, 2020

For the quarter ended September 30, 2021, the Bancorp reported net income of $3.5 million, compared to net income of $4.7 million for the quarter ended September 30, 2020, a decrease of $1.1 million (24.5%). For the quarter, the ROA was 0.87%, compared to 1.27% for the quarter ended September 30, 2020. The ROE was 8.90% for the quarter ended September 30, 2021, compared to 12.83% for the quarter ended September 30, 2020.

Net interest income for the quarter ended September 30, 2021 was $12.2 million, an increase of $512 thousand (4.4%), compared to $11.7 million for the quarter ended September 30, 2020. The weighted-average yield on interest-earning assets was 3.36% for the quarter ended September 30, 2021, compared to 3.75% for the quarter ended September 30, 2020. The weighted-average cost of funds for the quarter ended September 30, 2021 was 0.13% compared to 0.35% for the quarter ended September 30, 2020. The impact of the 3.36% return on interest earning assets and the 0.13% cost of funds resulted in an interest rate spread of 3.23% for the current quarter, a decrease from the 3.40% spread for the quarter ended September 30, 2020. The net interest margin on earning assets was 3.24% for the quarter ended September 30, 2021 and 3.41% for the quarter ended September 30, 2020. On a tax equivalent basis, the Bancorp’s net interest margin was 3.46% for the quarter ended September 30, 2021, compared to 3.58% for the quarter ended September 30, 2020. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2021			September 30, 2020
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$53,786	$12	0.09	$72,920	$22	0.12
Federal funds sold	1,112	-	-	719	7	3.89
Certificates of deposit in other financial institutions	1,262	6	1.90	1,877	10	2.13
Securities available-for-sale	486,993	2,363	1.94	315,090	1,506	1.91
Loans receivable	960,274	10,270	4.28	975,794	11,263	4.62
Federal Home Loan Bank stock	3,247	15	1.85	3,918	28	2.86
Total interest earning assets	1,506,674	$12,666	3.36	1,370,318	$12,836	3.75
Cash and non-interest bearing deposits in other financial institutions	41,378			15,814
Allowance for loan losses	(13,688)			(9,917)
Other noninterest bearing assets	97,290			98,879
Total assets	$1,631,654			$1,475,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,436,125	$452	0.13	$1,282,698	$1,050	0.33
Repurchase agreements	20,970	13	0.25	16,246	15	0.37
Borrowed funds	41	1	9.76	12,000	83	2.77
Total interest bearing liabilities	1,457,136	$466	0.13	1,310,944	$1,148	0.35
Other noninterest bearing liabilities	15,508			18,034
Total liabilities	1,472,644			1,328,978
Total stockholders' equity	159,010			146,116
Total liabilities and stockholders' equity	$1,631,654			$1,475,094

The decrease in interest earning asset income for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is primarily related to continued decreased reinvestment rates in 2021 for loans, securities, and excess cash balances, as a result of the Federal Reserve cuts occurring in March 2020. The decrease in interest bearing liability expense is primarily the result of the Bancorp adjusting deposit and repurchase agreement pricing to align with the current interest rate cycle.

The following table shows the change in noninterest income for the quarter ending September 30, 2021, and September 30, 2020.

	Three Months Ended
(Dollars in thousands)	September 30,		Three Months Ended
	2021	2020	$ Change	% Change
Noninterest income:
Gain on sale of loans held-for-sale, net	$1,229	$2,420	$(1,191)	-49.2%
Fees and service charges	1,473	1,473	0	0.0%
Wealth management operations	604	537	67	12.5%
Gain on sale of securities, net	590	197	393	199.5%
Increase in cash value of bank owned life insurance	180	177	3	1.7%
Gain on sale of foreclosed real estate, net	0	24	(24)	-100.0%
Other	70	27	43	159.3%
Total noninterest income	$4,146	$4,855	$(709)	-14.6%

The decrease in gain on sale of loans is the result of significant refinance activity in the prior year due to the economic and rate environment, which resulted in more loans originated and sold. The increase in fees and service charges is primarily the result of changes in customer usage of bank services as our customer base continues to recover from the pandemic.

The following table shows the change in noninterest expense for the quarter ending September 30, 2021, and September 30, 2020.

	Three Months Ended
(Dollars in thousands)	September 30,		Three Months Ended
	2021	2020	$ Change	% Change
Noninterest expense:
Compensation and benefits	$6,042	$5,517	$525	9.5%
Occupancy and equipment	1,380	1,150	230	20.0%
Data processing	872	583	289	49.6%
Marketing	334	183	151	82.5%
Federal deposit insurance premiums	236	209	27	12.9%
Other	3,537	2,393	1,144	47.8%
Total noninterest expense	$12,401	$10,035	$2,366	23.6%

The increase in compensation and benefits is primarily the result of management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to facilities improvement efforts aimed at enhancing technology and efficiency. The increase in data processing expense is primarily the result of increased system utilization. The increase in marketing expense is the result of increased marketing and rebranding initiatives. The increase in other operating expenses is primarily the result of investments in strategic initiatives focusing on technological improvements and growth of the organization. The Bancorp’s efficiency ratio was 75.87% for the quarter ended September 30, 2021, compared to 60.66% for the quarter ended September 30, 2020. The increase in the efficiency ratio is the result of lower noninterest income and higher noninterest expense. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the quarter ended September 30, 2021, totaled $268 thousand, compared to income tax expense of $972 thousand for the quarter ended September 30, 2020, an decrease of $704 thousand (72.4%). The combined effective federal and state tax rates for the Bancorp was 7.0% for the quarter ended September 30, 2021, compared to 17.2% for the quarter ended September 30, 2020. The decrease in the effective tax rate for the quarter ended September 30, 2021, is the result of higher tax preferred income relative to earnings.

Results of Operations - Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, the Bancorp reported net income of $11.7 million, compared to net income of $12.7 million for the nine months ended September 30, 2020, a decrease of $999 thousand (7.9%). For the nine months ended, the ROA was 0.98%, compared to 1.20% for the nine months ended September 30, 2020. The ROE was 9.96% for the nine months ended September 30, 2021, compared to 11.96% for the nine months ended September 30, 2020.

Net interest income for the nine months ended September 30, 2021, was $36.1 million, an increase of $2.3 million (6.9%), compared to $33.8 million for the nine months ended September 30, 2020. The weighted-average yield on interest-earning assets was 3.44% for the nine months ended September 30, 2021, compared to 3.96% for the nine months ended September 30, 2020. The weighted-average cost of funds for the nine months ended September 30, 2021, was 0.16% compared to 0.52% for the nine months ended September 30, 2020. The impact of the 3.44% return on interest earning assets and the 0.16% cost of funds resulted in an interest rate spread of 3.28% for the current nine months, which is a decrease from the spread of 3.44% as of September 30, 2020. The net interest margin on earning assets was 3.29% for the nine months ended September 30, 2021, and 3.46% for the nine months ended September 30, 2020. On a tax equivalent basis, the Bancorp’s net interest margin was 3.49% for the nine months ended September 30, 2021, compared to 3.62% for the nine months ended September 30, 2020. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
	September 30, 2021			September 30, 2020
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$53,774	$33	0.08	$42,025	$91	0.29
Federal funds sold	1,064	-	-	2,716	92	4.52
Certificates of deposit in other financial institutions	1,443	21	1.94	1,859	35	2.51
Securities available-for-sale	435,119	6,428	1.97	295,073	4,708	2.13
Loans receivable	970,740	31,291	4.30	954,985	33,589	4.69
Federal Home Loan Bank stock	3,535	55	2.07	3,916	95	3.23
Total interest earning assets	1,465,675	$37,828	3.44	1,300,574	$38,610	3.96
Cash and non-interest bearing deposits in other financial institutions	37,186			17,530
Allowance for loan losses	(13,205)			(9,508)
Other noninterest bearing assets	97,674			98,611
Total assets	$1,587,330			$1,407,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,395,883	$1,652	0.16	$1,222,497	$4,494	0.49
Repurchase agreements	17,458	35	0.27	13,959	72	0.69
Borrowed funds	992	23	3.09	13,386	270	2.69
Total interest bearing liabilities	1,414,333	$1,710	0.16	1,249,842	$4,836	0.52
Other noninterest bearing liabilities	17,052			16,270
Total liabilities	1,431,385			1,266,112
Total stockholders' equity	155,945			141,095
Total liabilities and stockholders' equity	$1,587,330			$1,407,207

The decrease in interest earning asset income for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is primarily related to continued decreased reinvestment rates in 2021 for loans, securities, and excess cash balances, as a result of the Federal Reserve cuts occurring in March 2020. The decrease in interest bearing liability expense is primarily the result of the Bancorp adjusting deposit and repurchase agreement pricing to align with the current interest rate cycle.

The following table shows the change in noninterest income for the nine months ending September 30, 2021, and September 30, 2020.

	Nine Months Ended
(Dollars in thousands)	September 30,		Nine Months Ended
	2021	2020	$ Change	% Change
Noninterest income:
Gain on sale of loans held-for-sale, net	$4,394	$6,037	$(1,643)	-27.2%
Fees and service charges	4,010	3,673	337	9.2%
Wealth management operations	1,787	1,605	182	11.3%
Gain on sale of securities, net	1,276	1,374	(98)	-7.1%
Increase in cash value of bank owned life insurance	537	534	3	0.6%
Gain on sale of foreclosed real estate, net	27	127	(100)	-78.7%
Other	108	97	11	11.3%
Total noninterest income	$12,139	$13,447	$(1,308)	-9.7%

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

The following table shows the change in noninterest expense for the nine months ending September 30, 2021, and September 30, 2020.

	Nine Months Ended
(Dollars in thousands)	September 30,		Nine Months Ended
(unaudited)	2021	2020	$ Change	% Change
Noninterest expense:
Compensation and benefits	17,624	16,447	$1,177	7.2%
Occupancy and equipment	4,076	3,854	222	5.8%
Data processing	1,997	1,671	326	19.5%
Marketing	728	571	157	27.5%
Federal deposit insurance premiums	620	564	56	9.9%
Other	8,859	7,033	1,826	26.0%
Total noninterest expense	$33,904	$30,140	$3,764	12.5%

The increase in compensation and benefits is primarily the result of management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to facilities improvement efforts aimed at enhancing technology and efficiency. The increase in data processing expense is primarily the result of increased system utilization. The increase in marketing expense is the result of increased marketing and rebranding initiatives. The increase in other operating expenses is primarily the result of investments in strategic initiatives focusing on technological improvements and the growth of the organization. The Bancorp’s efficiency ratio was 70.26% for the nine months ended September 30, 2021, compared to 63.83% for the nine months ended September 30, 2020. The increase in the efficiency ratio is the result of lower noninterest income and higher noninterest expense. The efficiency ratio is determined by dividing total noninterest expense by the sum of net interest income and total noninterest income for the period.

Income tax expenses for the nine months ended September 30, 2021, totaled $1.4 million, compared to income tax expense of $2.6 million for the nine months ended September 30, 2020, a decrease of $1.2 million (45.0%). The combined effective federal and state tax rates for the Bancorp was 10.8% for the nine months ended September 30, 2021, compared to 16.8% for the nine months ended September 30, 2020. The Bancorp’s lower current period effective tax rate is a result of an increase in tax preferred income in relation to income.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2021, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the nine months ended September 30, 2021 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2021 – January 31, 2021	-	N/A	-	48,828
February 1, 2021 – February 28, 2021	-	N/A	-	48,828
March 1, 2021 – March 31, 2021	-	N/A	-	48,828
April 1, 2021 – April 30, 2021	-	N/A	-	48,828
May 1, 2021 – May 31, 2021	-	N/A	-	48,828
June 1, 2021 – June 30, 2021	-	N/A	-	48,828
July 1, 2021 – July 31, 2021	-	N/A	-	48,828
August 1, 2021 – August 31, 2021	-	N/A	-	48,828
September 1, 2021 – September 30, 2021	-	N/A	-	48,828
	-	N/A	-	48,828

(1)

The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits
Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Finward Bancorp and Royal Financial, Inc. dated July 28, 2021 (incorporated herein by reference to Exhibit 2.1 of the Bancorp’s Form 8-K dated July 29, 2021).
10.1	Voting Agreement dated July 28, 2021 (incorporated herein by reference to Exhibit 10.1 to the Bancorp’s Form 8-K dated July 29, 2021).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2021, formatted in an Inline XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: November 9, 2021	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: November 9, 2021	/s/ Peymon S. Torabi
Peymon S. Torabi
Executive Vice President, Chief Financial
Officer and Treasurer