Form 10-K
period 2021-12-31
Finward Bancorp
filed 2022-03-30
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2021, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $128,281,665.

There were 4,294,136 shares of the registrant’s Common Stock, without par value, outstanding at March 30, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1. Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders. (Part III)

Finward Bancorp

PART I

Item 1. Business

General

Finward Bancorp, an Indiana corporation (the “Bancorp” or “FNWD”), was incorporated on January 31, 1994, and is the holding company for Peoples Bank, an Indiana-chartered commercial bank (the “Bank”). The Bank is a wholly owned subsidiary of the Bancorp. The Bancorp’s business activities include being a holding company for the Bank and the Bank's wholly owned subsidiaries, as well as a holding company for NWIN Risk Management, Inc., a captive insurance company.

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

On January 31, 2022, the Bancorp completed its previously announced acquisition of Royal Financial, Inc., a Delaware corporation (“RYFL”), pursuant to an Agreement and Plan of Merger dated July 28, 2021, between the Bancorp and RYFL (the “Merger Agreement”). Pursuant to the terms of the RYFL Merger Agreement, RYFL merged with and into the Bancorp, with the Bancorp as the surviving corporation (the “RYFL Merger”). Simultaneously with the RYFL Merger, Royal Savings Bank (“Royal Bank”), an Illinois state chartered savings bank and wholly-owned subsidiary of RYFL, merged with and into Peoples Bank, with Peoples Bank as the surviving bank. In connection with the RYFL Merger, each RYFL stockholder holding 101 or more shares of RYFL common stock had the right to receive, at the stockholder’s election, 0.4609 shares of Finward common stock or $20.14 in cash, or a combination of both, for each share of RYFL’s common stock, subject to allocation provisions and adjustment. Stockholders holding fewer than 101 shares of RYFL common stock received $20.14 in cash and no stock consideration for each outstanding share of RYFL common stock. Any fractional shares of Finward common stock that an RYFL stockholder would have otherwise received in the merger were cashed out in the amount of such fraction multiplied by $47.65. The Bancorp issued 795,423 shares of Bancorp common stock to the former RYFL stockholders, and paid cash consideration of approximately $18.7 million. Based upon the closing price of FNWD’s common stock on January 28, 2022, the transaction had an implied valuation of approximately $56.7 million. As a result of the acquisition, the Bank was able to further expand its retail banking network in the South Suburban Chicagoland market, bringing the total number of its full-service banking centers to 30.

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its thirty branch locations. For further information, see “Properties.”

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

Under Indiana Law, an Indiana bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2021, under the 15% of capital and surplus limitation was approximately $22,029,000. At December 31, 2021, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2021, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan at the end of each of the last two years. The amounts are stated in thousands (000’s).

	December 31, 2021	December 31, 2020
Loans secured by real estate:
Residential real estate	$260,134	$286,048
Home equity	34,612	39,233
Commercial real estate	317,145	298,257
Construction and land development	123,822	93,562
Multifamily	61,194	50,571
Farmland	-	215
Total loans secured by real estate	796,907	767,886
Commercial business	115,772	158,140
Consumer	582	1,025
Manufactured homes	37,887	24,232
Government	8,991	10,142
Loans receivable	960,139	961,425
Less:
Net deferred loan origination costs	6,810	3,871
Undisbursed loan funds	(229)	(150)
Loans receivable, net of deferred fees and costs	$966,720	$965,146

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2021, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$5,968	$13,282	$91,554	$148,838	259,642
Home equity	3,763	21,801	8,742	348	34,654
Commercial real estate	11,105	70,080	233,678	2,282	317,145
Construction and land development	29,831	27,747	45,791	20,453	123,822
Multifamily	593	11,992	48,609	-	61,194
Farmland	-	-	-	-	-
Consumer	571	22	-	-	593
Manufactured Homes	23	449	10,774	34,594	45,840
Commercial business	40,892	57,500	15,922	525	114,839
Government	325	3,706	4,960	-	8,991
Total loans receivable	$93,071	$206,579	$460,030	$207,040	$966,720

The following table sets forth the dollar amount of all loans due after one year from December 31, 2021, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Residential real estate	$189,992	$63,682	253,674
Home equity	25,965	4,926	30,891
Commercial real estate	25,036	281,004	306,040
Construction and land development	27,365	66,626	93,991
Multifamily	15,827	44,774	60,601
Farmland	-	-	-
Consumer	22	-	22
Manufactured Homes	45,817	-	45,817
Commercial business	57,197	16,750	73,947
Government	8,666	-	8,666
Total loans receivable	$395,887	$477,762	$873,649

Lending Area. The primary lending area of the Bancorp encompasses Lake County in northwest Indiana and Cook County in northeast Illinois, where collectively a majority of loan activity is concentrated. The Bancorp is also an active lender in Porter County, and to a lesser extent, LaPorte, Newton, and Jasper counties in Indiana; and DuPage, Lake, and Will counties in Illinois.

Loan Origination Fees. All loan origination and commitment fees, as well as incremental direct loan origination costs, are deferred and amortized into income as yield adjustments.

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

Designated officers have authorities, established by the Board of Directors, to approve loans. Loans up to $4,000,000 are approved by the loan officers’ loan committee. Loans from $4,000,000 to $7,000,000 are approved by the senior officers’ loan committee (SOLC). Loans from $7,000,000 to $15,000,000 are approved the executive officer’s loan committee. All loans in excess of $15,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Credit Committee. (All members of the Bank’s Board of Directors and Credit Committee are also members of the Bancorp’s Board of Directors and Credit Committee, respectively.) Certain loan renewals and extensions may not require approval by the Board of Directors or the Credit Committee as long as there is no material change, credit downgrade, significant change in borrower or guarantor status, material release or change in collateral value or the eligible loan renewal or extension is not outside the current concentration limits set by the Board of Directors. The maximum in-house legal lending limit as set by the Board of Directors is the lower of 10% of the Bank’s risk based capital or $15,000,000. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board action. The Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $1.000,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 2021, 77% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini‑Fixed” mortgage reprices annually after a one, three, five, seven or ten year period. ARM originations totaled $11.5 million for 2021 and $9.9 million for 2020. During 2021, ARMs represented 6.1% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

Manufactured Homes. The Bancorp purchases fixed rate closed loans from a third party that are subject to Bancorp’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans have a reserve account held at the Bancorp, further detail regarding this reserve can be found in Note 4 – Loans Receivable.

Commercial Business Loans. Although the Bancorp’s priority in extending various types of commercial business loans changes from time to time, the basic considerations in determining the makeup of the commercial business loan portfolio are economic factors, regulatory requirements and money market conditions. The Bancorp seeks commercial loan relationships from the local business community and from its present customers. Conservative lending policies based upon sound credit analysis governs the extension of commercial credit. The following loans, although not inclusive, are considered preferable for the Bancorp’s commercial loan portfolio, loans collateralized by liquid assets; loans secured by general use machinery and equipment; secured short‑term working capital loans to established businesses secured by business assets; short‑term loans with established sources of repayment and secured by sufficient equity and real estate; and unsecured loans to customers whose character and capacity to repay are firmly established.

Government Loans. The Bancorp is permitted to purchase non-rated municipal securities, tax anticipation notes, and warrants within the local market area.

Non‑Performing Assets, Asset Classification and Provision for Loan Losses

Loans are reviewed on a regular basis and are generally placed on a non‑accrual status when, in the opinion of management, serious doubt exists as to the collectability of a loan. Loans are generally placed on non‑accrual status when either principal or interest is 90 days or more past due. Consumer non-residential loans are generally charged off when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non‑accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance, tax and insurance reserve or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.

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

	2021	2020
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$4,651	$6,390
Commercial	940	5,390
Multifamily	455	504
Home Equity	623	476
Commercial business	387	1,039
Total	$7,056	$13,799

Accruing loans which are contractually past due 90 days or more:
Real estate:
Commercial	$91	$437
Residential	31	80
Home equity	34	29
Construction and land development	-	20
Commercial business	49	-
Total	$205	$566

Loans that qualify as troubled debt restructurings and accruing:
Real estate:
Commercial	$748	$872
Residential	-	542
Commercial business	591	61
Home Equity	83	-
Total	$1,422	$1,475

Total of non-accrual, 90 days past due and accruing, and restructurings	$8,683	$15,840

Ratio of non-performing loans to total assets	0.51%	1.06%
Ratio of non-performing loans to total loans	0.76%	1.49%
* non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more

Foreclosed real estate	$-	$538
Ratio of foreclosed real estate to total assets	0.00%	0.04%

Trust preferred securities	$992	$929
Ratio of trust preferred securities to total assets	0.06%	0.06%

During 2021, gross interest income of $665 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $12 thousand.

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

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2021 or December 31, 2020.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2021	December 31, 2020
Residential real estate	$3,722	$6,387
Home equity	632	495
Commercial real estate	3,562	8,180
Construction and land development	-	-
Multifamily	384	504
Farmland	-	-
Commercial business	387	1,061
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$8,687	$16,627

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2021	December 31, 2020
Residential real estate	$2,940	$3,539
Home equity	415	761
Commercial real estate	12,011	11,983
Construction and land development	3,630	3,652
Multifamily	153	1,408
Farmland	-	-
Commercial business	1,915	1,341
Consumer	-	-
Manufactured homes	59	-
Government	-	-
Total	$21,123	$22,684

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2021	December 31, 2020
Residential real estate	$1,771	$2,165
Home equity	284	353
Commercial real estate	1,600	6,341
Construction and land development	-	-
Multifamily	556	716
Farmland	-	-
Commercial business	1,597	2,246
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$5,808	$11,821

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)
	December 31, 2021		December 31, 2020
Loan Segment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	5	$342	8	$614
Home equity	3	83	7	187
Commercial real estate	3	747	4	872
Construction and land development	-	-	-	-
Multifamily	-	-	-	-
Farmland	-	-	-	-
Commercial business	2	694	6	448
Consumer	-	-	-	-
Manufactured homes	-	-	-	-
Government	-	-	-	-
Total	13	$1,866	25	$2,121

The decrease in nonperforming, impaired, and substandard loans as of December 31, 2021, is related to the strategic sale of a single large commercial real estate loan, that operates a hotel, totaling $5.1 million. Nonperforming loans at December 31, 2021, also decreased due to the removal of various residential real estate loans from nonaccrual status totaling $2.9 million. Substandard loans at December 31, 2021, also decreased due to the removal of various residential real estate loans totaling $2.7 million. Impaired loans at December 31, 2021, also decreased due to the removal of eight commercial business or commercial real estate customers with loans totaling $623 thousand due to loan pay off or refinance. The decrease in special mention loans as of December 31, 2021, is due to the removal of six commercial business, multifamily or commercial real estate customers with loans totaling $2.5 million because of loan risk rating change or loan pay off and the removal of various residential real estate and home equity loans totaling $945 thousand which was offset by the addition of seven commercial real estate or commercial business customers with loans totaling $2.9 million.

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	2021	2020
Balance at beginning of period	$12,458	$8,999
Loans charged-off:
Real estate residential	(33)	(2)
Commercial real estate	(530)	(97)
Commercial business	(158)	(158)
Consumer	(29)	(29)
Total charge-offs	(750)	(286)
Recoveries:
Residential real estate	82	27
Commercial real estate	-	-
Commercial business	36	17
Consumer	8	14
Total recoveries	126	58
Net (charge-offs) / recoveries	(624)	(228)
Provision for loan losses	1,509	3,687
Balance at end of period	$13,343	$12,458

ALL to loans outstanding	1.38%	1.29%
ALL to nonperforming loans	183.76%	86.72%
Net charge-offs / recoveries to average loans outstanding during the period	-0.06%	-0.02%
Nonaccruing loans to total loans	0.73%	1.43%

The improvement in the ALL to nonperforming loan and nonaccruing loans to total loans ratios is the result of the strategic sale of one large commercial real estate loan, which operates a hotel, totaling an impact of $5.1 million.

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2021		2020
	$	%	$	%
Real estate loans:
Residential	2,837	27.2	2,487	33.8
Commercial and other dwelling	8,482	57.8	7,437	45.6
Consumer loans	15	3.5	26	3.3
Commercial business and other	2,009	11.5	2,508	17.3
Total	13,343	100.0	12,458	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as either held-to-maturity (HTM) or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2020, the Bancorp did not hold as investments any derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, and municipal securities. In addition, short-term funds are generally invested as interest bearing balances in financial institutions and federal funds. At December 31, 2021, the Bancorp’s investment portfolio totaled $526.9 million. In addition, the Bancorp had $3.2 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2021	2020
Money market fund	$-	$52,941
U.S. treasury securities:
Available-for-sale	400	-
U.S. government sponsored agencies:
Available-for-sale	8,669	7,860
Collateralized Mortgage Obligations (1): and Mortgage-backed securities
Available-for-sale	184,701	154,736
Municipal Securities:
Available-for-sale	332,127	194,203
Collateralized Debt Securities:
Available-for-sale	992	929
Totals	$526,889	$410,669

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at December 31, 2021, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	0.00%	$-	0.00%	$8,669	1.00%	$-	0.00%	$8,669
AFS
U.S. treasury securities:
AFS	400	1.25%	-	0.00%	-	0.00%	-	0.00%	400
Municipal Securities:
AFS	192	0.00%	1,765	4.20%	21,177	3.39%	308,993	2.90%	332,127
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	992	0.94%	992
Totals	$592	0.84%	$1,765	4.20%	$29,846	2.70%	$309,985	2.89%	$342,188

The Bancorp currently holds two trust preferred securities and the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2021, the cost basis of the two trust preferred securities on non-accrual status totaled $2.2 million.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2021, the Bancorp had $14.6 million in repurchase agreements. The Bancorp had no other borrowed funds as of December 31, 2021.

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

	2021		2020
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$280,900	-	$236,400	-
Interest bearing demand deposits	297,012	0.08	240,028	0.13
MMDA accounts	253,468	0.13	233,904	0.36
Savings accounts	277,839	0.06	230,579	0.07
Certificates of deposit	271,882	0.46	298,403	1.34
Total deposits	$1,381,101	0.18	$1,239,314	0.43

As of December 31, 2021, and 2020, approximately $452.0 million and $375.7 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2021 (dollars in thousands).

3 months or less	$12,705
Over 3 months through 6 months	6,478
Over 6 months through 12 months	1,449
Over 12 months	16,250
Total	$36,882

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

	At December 31,
Repurchase agreements:	2021	2020
Balance	$14,581	$13,711
Securities underlying the agreements:
Ending carrying amount	14,885	23,860
Ending fair value	14,885	23,860
Weighted average rate (1)	0.26%	0.32%

	For year ended December 31,
	2021	2020
Highest month-end balance	$24,514	$21,100
Average outstanding balance	17,789	16,975
Weighted average rate on securities sold under agreements to repurchase (2)	0.26%	0.58%

	At December 31,
	2021	2020
Fixed rate short-term advances from the FHLB	$-	$6,000
Federal funds purchased	-	149
Fixed rate long-term advances from the FHLB	-	-
Total borrowings	$-	$6,149

________________________

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

The Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2021, the market value of the Wealth Management Group’s assets totaled $392.7 million, an increase of $41.7 million, compared to December 31, 2020.

Analysis of Profitability and Key Operating Ratios

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2021	2020
Return on average assets	0.95%	1.12%
Return on average equity	9.61%	11.04%
Average equity-to-average assets ratio	9.89%	10.11%
Dividend payout ratio	28.84%	26.96%

	At December 31,
	2021	2020
Total stockholders’ equity to total assets	9.66%	10.14%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.
The amounts are stated in thousands (000's).

	Year ended December 31, 2021				Year ended December 31, 2020
		Interest				Interest
	Average	Income/	Average		Average	Income/	Average
	Balance	Expense	Rate		Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$44,884	$61	0.14%		$39,451	$227	0.58%
Federal funds sold	1,058	-	-		2,307	15	0.65
Nontaxable Securities	260,043	6,069	2.33		137,779	3,828	2.78
Taxable Securities	200,202	2,952	1.47		180,435	2,684	1.49
Total investments	506,187	9,082	1.79		359,972	6,754	1.88
Loans:*
Real estate mortgage loans	777,113	32,621	4.20		768,071	35,875	4.67
Commercial business loans	159,487	7,378	4.63		173,480	8,162	4.70
Consumer loans	31,585	1,574	4.98		19,636	830	4.23
Total loans	968,185	41,573	4.29		961,187	44,867	4.67
Total interest-earning assets	1,474,372	50,655	3.44		1,321,159	51,621	3.91
Allowance for loan losses	(13,353)				(9,881)
Other assets	112,962				115,898
Total assets	$1,573,981				$1,427,176

Liabilities:

NOW accounts	$297,012	$243.00	0.08%		$240,028	$301.00	0.13%
Money market demand accounts	253,468	334	0.13		233,904	846	0.36
Savings accounts	277,839	174	0.06		230,579	167	0.07
Certificates of deposit	271,882	1,251	0.46		298,403	4,007	1.34
Total interest-bearing deposits	1,100,201	2,002	0.18		1,239,314	5,321	0.43
Repurchase Agreements	17,789	47	0.26		14,956	87	0.58
Borrowed funds	2,448	31	1.27		12,298	332	2.70
Total interest-bearing liabilities	1,120,438	2,080	0.19		1,266,568	5,740	0.45

Demand deposit accounts	280,900				236,400
Other liabilities	16,995				16,333
Total liabilities	1,418,333				1,519,301

Stockholders' equity	155,648				144,275
Total liabilities and stockholders' equity	$1,573,981				$1,427,176
Net interest income		$48,575				$45,881
Net interest spread			3.25%				3.46%
Net interest margin**			3.29%				3.47%
Ratio of interest-earning assets to interest-bearing liabilities			1.32	x			1.04	x

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

	Year Ended December 31,
	2021	vs.	2020
	Increase / (Decrease)
	Due To
	Volume	Rate	Total

Interest income:
Loans receivable	$324	$(3,618)	$(3,294)
Nontaxable securities	2,936	(695)	2,241
Taxable securities	292	(24)	268
Interest bearing balances in other financial institutions	28	(194)	(166)
Federal funds sold	(15)	0	(15)
Total interest-earning assets	3,565	(4,531)	(966)

Interest Expense:
NOW accounts	61	(119)	(58)
Money market accounts	66	(578)	(512)
Savings accounts	31	(24)	7
Certificates of deposit	(328)	(2,428)	(2,756)
Repurchase agreements	14	(54)	(40)
Borrowed funds	(181)	(120)	(301)
Total interest-bearing
liabilities	(337)	(3,323)	(3,660)

Net change in net interest income/(expense)	$3,902	$(1,208)	$2,694

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

Employees and Human Capital Resources

We believe that the foundation of our success in the banking business lies with the quality of our employees, the development of our employees’ skills and career goals, and our ability to provide a comprehensive rewarding experience and work environment for our employees. We encourage and support the development of our employees and, wherever possible, strive to fill positions from within the organization. As of December 31, 2021, the Bank had 254 full-time and 26 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has seven executive officers and has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

The FRB and FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2021, the Bank met all applicable capital adequacy requirements.

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

The following table shows that, at December 31, 2021, and December 31, 2020, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$133.7	12.6%	$47.8	4.5%	$69.0	6.5%
Tier 1 capital to risk-weighted assets	$133.7	12.6%	$63.7	6.0%	$85.0	8.0%
Total capital to risk-weighted assets	$147.0	13.9%	$85.0	8.0%	$106.2	10.0%
Tier 1 capital to adjusted average assets	$133.7	8.4%	$64.1	4.0%	$80.1	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$122.0	12.6%	$43.8	4.5%	$63.2	6.5%
Tier 1 capital to risk-weighted assets	$122.0	12.6%	$58.4	6.0%	$77.8	8.0%
Total capital to risk-weighted assets	$134.2	13.8%	$77.8	8.0%	$97.3	10.0%
Tier 1 capital to adjusted average assets	$122.0	8.3%	$59.1	4.0%	$73.9	5.0%

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest bearing transaction accounts. Rather, deposits held in noninterest bearing transaction accounts are aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid net deposit insurance assessments of $861 thousand during the year ended December 31, 2021. For 2021, the deposit insurance assessment rate before applying one-time assessment credits was approximately 0.060% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2021, the Bank was in compliance with this requirement.

At December 31, 2021, the Bancorp owned $3.2 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”). The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $70 thousand in 2021. At December 31, 2021, the Bancorp’s excess borrowing capacity based on collateral from the FHLBI was $192.8 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2021, the Bancorp did not discover any material cybersecurity incidents.

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

State Taxation

The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 6.0% on “adjusted gross income”. This rate is scheduled to decrease over the succeeding years as follows: to 5.5% for 2021, to 5.0% for 2022, and to 4.9% for 2023 and thereafter. Additionally, the Bank is subject to Illinois state tax which is imposed at a flat rate of 9.5%. “Adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Internal Revenue Code of 1986, as amended (the “Code”) and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana and Illinois modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Accounting for Income Taxes

At December 31, 2021, the Bancorp has consolidated total deferred tax assets of $7.2 million and consolidated total deferred tax liabilities of $4.3 million, resulting in a consolidated net deferred tax asset of $2.8 million, net of a $12 thousand valuation allowance. The valuation allowance of $12 thousand was provided for the state tax credit, as management does not believe these amounts will be fully utilized before statutory expiration.

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

●

Regulatory Risk – the risk presented by the need to comply with all laws, rules, and regulations from multiple regulatory agencies, including but not limited to the FDIC, the Consumer Financial Protection Bureau, the IDFI, the FRB, the SEC, and the U.S. Department of Labor.

●	Fiduciary Risk – the risk of failing to act in our fiduciary capacity in the best interests of the grantors and beneficiaries of trust accounts and benefit plans.

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

Peoples Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2021, $417.1 million, or 43.4% of the Bank’s total loans receivable had fixed interest rates. The Bank offers adjustable rate mortgage (ARM) loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market.

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

At December 31, 2021, the Bank’s commercial business loan portfolio amounted to $115.8 million, or 12.1% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market areas. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.

Commercial real estate lending may expose the Bancorp to increased lending risks.

At December 31, 2021, the Bank’s commercial real estate loan portfolio amounted to $317.1 million, or 33.0% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things.

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

As of December 31, 2021, we had $14.2 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 7, “Summary of Significant Accounting Policies” and “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements included in Item 8 this report.

Damage to our reputation could damage our business.

Our business depends upon earning and maintaining the trust and confidence of our customers, investors, and employees. Damage to our reputation could cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, compliance failures, litigation, regulatory outcomes, or governmental investigations. In addition, a failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, privacy breach, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and harm to our reputation. Adverse publicity about the Bancorp, whether or not true, may result in harm to our existing business, customer relationships and prospects. Should any events or factors that can undermine our reputation occur, there is no assurance that the additional costs and expenses that we may need to incur to address the issues giving rise to the reputational harm would not adversely affect our earnings and results of operations.

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

As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving the payment of cash or the issuance of our debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. To the extent we were to issue additional shares of common stock in any such transaction, our current shareholders would be diluted and such an issuance may have the effect of decreasing our stock price, perhaps significantly. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations. In addition, merger and acquisition costs incurred by the Bancorp may temporarily increase operating expenses.

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

While economic conditions have improved, there can be no assurance that the economic recovery will continue, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on us and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

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

Although our common stock is listed on the Nasdaq Capital Market, our stock price constantly changes, and we expect our stock price to continue to fluctuate in the future. Our stock price is impacted by a variety of factors, some of which are beyond our control. These factors include:

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

Although the Bancorp’s common stock is listed on the Nasdaq Capital Market, the trading volume in the common stock may be less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Bancorp’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Bancorp has no control. During any period of lower trading volume of the Bancorp’s common stock, significant sales of shares of the Bancorp’s common stock, or the expectation of these sales, could cause the Bancorp’s common stock price to fall.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s 30 banking locations. The Bancorp owns all of its office properties.

As of December 31, 2021, the Bank operated 16 branches in Northwest Indiana, with 15 of the branches located in Lake County and 1 branch located in Porter County, Indiana, and 14 branches located in Cook County, Illinois. The Bank owns all of its branch properties. All of the Bank’s branches are equipped with automated teller machines and have drive-through facilities.

The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions, digital banking, and wealth management. The net book value of the Bank’s property, premises and equipment totaled $31.4 million at December 31, 2021.

Item 3. Legal Proceedings

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Executive Officers of the Bancorp

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2020 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

Executive Officer	Age at December 31, 2021	Position
David A. Bochnowski	76	Executive Chairman
Benjamin J. Bochnowski	41	President, Chief Executive Officer
Robert T. Lowry	60	Executive Vice President, Chief Operating Officer
Peymon S. Torabi	45	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	63	Executive Vice President, Chief Risk Officer, General Counsel, Corporate Secretary
Tanya A. Leetz	51	Executive Vice President, Chief Information and Technology Officer
Todd Scheub	54	Executive Vice President, Chief Banking Officer

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

Robert T. Lowry is Executive Vice President, Chief Operating Officer of the Bancorp and the Bank. He is responsible for managing the overall day-to-day operations, which includes transformational change, facilities, credit administration, loan review, as well as loan and deposit operations. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Chief Financial Officer, Controller, Internal Auditor and Assistant Controller. Mr. Lowry is a Certified Public Accountant (CPA) licensed in Indiana and a Chartered Global Management Accountant (CGMA). Mr. Lowry holds a Master’s of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry has taught online courses for the American Bankers Association that focused on capital and liquidity management, interest rate risk and investments. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana as board chairman and chair of the executive committee. In addition, Mr. Lowry volunteered for the IRS Volunteer Income Tax Assistance (VITA) program. He is a member of the American Institute of Certified Public Accountants, the Indiana CPA Society and the Financial Managers Society.

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

Leane English Cerven is Executive Vice President, Chief Risk Officer, General Counsel, and Corporate Secretary of Finward Bancorp and Peoples Bank. Ms. Cerven has been employed by the Bancorp and the Bank since 2010. Prior to joining the Bancorp and the Bank, she was Vice President and Legal Counsel for Bank One and an Associate Attorney with Mayer, Brown & Platt. She is licensed to practice law in Indiana and Illinois. Ms. Cerven holds a J.D. from Valparaiso University School of Law and a B.A. (Political Science/Spanish) from the University of Minnesota, Minneapolis. She is a 2014 graduate of the American Bankers Association Stonier Graduate School of Banking, chair of the Stonier Graduate School of Banking Advisory Board, and a Stonier capstone advisor and facilitator. She is also a former co-chair of the ABA’s General Counsels Group. She is the president-elect of the South Shore Arts Board of Directors, Munster, Indiana, and serves on the Finance Council for St. Thomas More Church, Munster, Indiana, and on the Bioethics Committees for St. Catherine Hospital, East Chicago, Indiana and St. Mary Medical Center, Hobart, Indiana.

Tanya A. Leetz is Executive Vice President, Chief Information and Technology Officer of the Bancorp and the Bank. She is responsible for outlining the Bank’s technological vision, collaborating with business partners, ensuring alignment with the business needs, and implementing technology strategy. Ms. Leetz joined the Bank in 1994 and has previously served as trust administrator, management development, information systems manager, and chief operating officer. She is a Certified Information Security Manager (CISM) and Certified in Risk and Information Systems Control (CRISC). Ms. Leetz holds a Master’s Degree in Business Administration and a Bachelor of Science Degree in Financial Planning from Purdue University. She also graduated from America’s Community Bankers National School of Banking. Ms. Leetz currently serves on the Boys and Girls Clubs of Greater Northwest Indiana Board and is involved in other community activities.

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

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Bancorp’s Common Stock is listed on the Nasdaq Capital Market under the symbol “FNWD.” As of March 30, 2022, the Bancorp had 4,294,136 shares of common stock outstanding and 633 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms.

On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the twelve months ended December 31, 2021 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2021 – January 31, 2021	-	N/A	-	48,828
February 1, 2021 – February 28, 2021	-	N/A	-	48,828
March 1, 2021 – March 31, 2021	-	N/A	-	48,828
April 1, 2021 – April 30, 2021	-	N/A	-	48,828
May 1, 2021 – May 31, 2021	-	N/A	-	48,828
June 1, 2021 – June 30, 2021	-	N/A	-	48,828
July 1, 2021 – July 31, 2021	-	N/A	-	48,828
August 1, 2021 – August 31, 2021	-	N/A	-	48,828
September 1, 2021 – September 30, 2021	-	N/A	-	48,828
October 1, 2021 –October 31, 2021	-	N/A	-	48,828
November 1, 2021 – November 30, 2021	-	N/A	-	48,828
December 1, 2021 – December 31, 2021	-	N/A	-	48,828
	-	N/A	-	48,828

(1) The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 6. [Reserved]

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

A summary of the Bancorp’s significant accounting policies are detailed in Note 1 to the Bancorp’s consolidated financial statements included in this report. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses are particularly susceptible to material change in the near term.

At December 31, 2021, the Bancorp had total assets of $1.6 billion and total deposits of $1.4 billion. The Bancorp's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) that is administered by the Federal Deposit Insurance Corporation (FDIC), an agency of the federal government. At December 31, 2021, stockholders' equity totaled $156.6 million, with book value per share at $45.00. Net income for 2021 was $15.0 million, or $4.30 basic and diluted earnings per common share. The return on average assets was 0.95%, while the return on average stockholders’ equity was 9.61%.

Recent Developments

Acquisition of Royal Financial, Inc. On January 31, 2022, the Bancorp completed its acquisition of Royal Financial, Inc. (“RYFL”) pursuant to an Agreement and Plan of Merger dated July 28, 2021 (the “Merger Agreement”) between the Bancorp and RYFL. Pursuant to the terms of the Merger Agreement, RYFL merged with and into the Bancorp, with the Bancorp as the surviving corporation (the “RYFL Merger”). Simultaneous with the RYFL Merger, Royal Savings Bank, an Illinois state chartered savings bank and wholly-owned subsidiary of RYFL, merged with and into the Bank, with the Bank as the surviving institution.

Under the terms of the Merger Agreement, RYFL stockholders who owned 101 or more shares of RYFL common stock were permitted to elect to receive either 0.4609 shares of Finward common stock or $20.14 in cash, or a combination of both, for each share of RYFL common stock owned, subject to proration and allocation provisions such that 65% of the shares of RYFL common stock outstanding immediately prior to the closing of the merger were converted into the right to receive shares of Finward common stock and the remaining 35% of the outstanding RYFL shares were converted into the right to receive cash. Stockholders holding less than 101 shares of RYFL common stock will have the right to receive fixed consideration of $20.14 in cash and no stock consideration for each share of RYFL common stock.

As a result of RYFL stockholder stock and cash elections and the related allocation and proration provisions of the Merger Agreement, Finward issued 795,423 shares of its common stock and paid cash consideration of approximately $18.7 million in the RYFL Merger. Based on the January 28, 2022 closing price of $47.75 per share of Finward common stock, the transaction had an implied valuation of approximately $56.7 million. The acquisition further expanded the Bank’s banking center network in Cook County, Illinois, expanding the Bank’s full-service retail banking network to 30 banking centers.

Financial Condition

During the year ended December 31, 2021, total assets increased by $124.5 million (8.3%), to $1.6 billion, with interest-earning assets increasing by $125.1 million (8.9%). At December 31, 2021, interest‑earning assets totaled $1.5 billion and represented 94.0% of total assets. Loans totaled $966.7 million and represented 63.4% of interest-earning assets, 59.6% of total assets and 67.4% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income.

	December 31,		December 31,
(Dollars in thousands)	2021		2020
	Balance	% Loans	Balance	% Loans

Residential real estate	$260,134	27.1%	286,048	33.0%
Home equity	34,612	3.6%	39,233	5.4%
Commercial real estate	317,145	33.0%	298,257	31.2%
Construction and land development	123,822	12.9%	93,562	9.7%
Multifamily	61,194	6.4%	50,571	5.7%
Farmland	-	0.0%	215	0.0%
Consumer	582	0.1%	1,025	0.1%
Manufactured Homes	37,887	3.9%	24,232	1.8%
Commercial business	115,772	12.1%	158,140	11.4%
Government	8,991	0.9%	10,142	1.7%
Loans receivable	960,139	100.0%	961,425	100.0%
Plus:
Net deferred loans origination costs	6,810		3,871
Undisbursed loan funds	(229)		(150)
Loans receivable, net of deferred fees and costs	$966,720		$965,146

	December 31,	December 31,
	2021	2020

Loans receivable to total assets	59.6%	64.5%
Loans receivable to earning assets	63.4%	69.0%
Loans receivable to total deposits	67.4%	74.1%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the twelve months ended December 31, 2021, the Bancorp originated $153.1 million in new fixed rate mortgage loans for sale, compared to $224.9 million during the twelve months ended December 31, 2020. Net gains realized from the mortgage loan sales totaled $5.3 million for the twelve months ended December 31, 2021, compared to $7.6 million for the twelve months ended December 31, 2020. At December 31, 2021, the Bancorp had $5.0 million in loans that were classified as held for sale, compared to $11.3 million at December 31, 2020.

In addition, the Bancorp participates in the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), a program initiated to help small businesses maintain their workforces during the pandemic. As of December 31, 2021, the Bancorp approved 782 applications totaling $91.5 million for the first round, with an average loan size of approximately $117 thousand. These loans helped local business owners retain 10,758 employees based on the borrowers’ applications. The Bancorp’s SBA lender fee is averaging approximately 3.80% for the first round of the program, and fees will be earned over the life of the associated loans. The first round of PPP closed in August of 2020. On December 21, 2020, Congress passed the Consolidated Appropriations Act, 2021, which included provisions for a second round of PPP funding in 2021. As of December 31, 2021, the Bancorp approved 420 applications totaling $37.5 million for the second round, with an average loan size of approximately $89 thousand. These loans will help local business owners retain 4,410 employees based on the borrowers’ applications. The Bancorp’s SBA lender fee is averaging approximately 5.32% for this program, and fees will be earned over the life of the associated loans. As of December 31, 2021, the Bancorp had remaining loan balances under the Paycheck Protection Program totaling $22.1 million.

Non-performing loans include those loans that are 90 days or more past due and accruing and those loans that have been placed on non-accrual status. At December 31, 2021, all non-performing loans are also accounted for on a non-accrual basis, except for one commercial real estate loan totaling $91 thousand, two commercial business loans totaling $49 thousand, one home equity loan totaling $34 thousand, and one residential real estate loan totaling $31 thousand that remained accruing and more than 90 days past due.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2021	December 31, 2020
Residential real estate	$4,682	$6,470
Home equity	657	505
Commercial real estate	1,031	5,827
Construction and land development	-	20
Multifamily	455	504
Farmland	-	-
Commercial business	436	1,039
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$7,261	$14,365
Nonperforming loans to total loans	0.75%	1.49%
Nonperforming loans to total assets	0.45%	0.96%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2021 or December 31, 2020.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2021	December 31, 2020
Residential real estate	$3,722	$6,387
Home equity	632	495
Commercial real estate	3,562	8,180
Construction and land development	-	-
Multifamily	384	504
Farmland	-	-
Commercial business	387	1,061
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$8,687	$16,627

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2021	December 31, 2020
Residential real estate	$2,940	$3,539
Home equity	415	761
Commercial real estate	12,011	11,983
Construction and land development	3,630	3,652
Multifamily	153	1,408
Farmland	-	-
Commercial business	1,915	1,341
Consumer	-	-
Manufactured homes	59	-
Government	-	-
Total	$21,123	$22,684

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2021	December 31, 2020
Residential real estate	$1,771	$2,165
Home equity	284	353
Commercial real estate	1,600	6,341
Construction and land development	-	-
Multifamily	556	716
Farmland	-	-
Commercial business	1,597	2,246
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$5,808	$11,821

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)
	December 31, 2021		December 31, 2020
Loan Segment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential real estate	5	$342	8	$614
Home equity	3	83	7	187
Commercial real estate	3	747	4	872
Construction and land development	-	-	-	-
Multifamily	-	-	-	-
Farmland	-	-	-	-
Commercial business	2	694	6	448
Consumer	-	-	-	-
Manufactured homes	-	-	-	-
Government	-	-	-	-
Total	13	$1,866	25	$2,121

The decrease in nonperforming, impaired, and substandard loans as of December 31, 2021, is due to the loan sale with charge off for a single large commercial real estate loan relationship, which operates a hotel, totaling $5,080 thousand. Nonperforming loans at December 31, 2021, also decreased due to the removal of various residential real estate loans from nonaccrual totaling $2,856 thousand. Substandard loans at December 31, 2021, also decreased due to the removal of various residential real estate loans totaling $2,665 thousand. Impaired loans at December 31, 2021, also decreased due to the removal of eight commercial business or commercial real estate customers with loans totaling $623 thousand due to loan pay off or refinance. The decrease in special mention loans as of December 31, 2021, is due to the removal of six commercial business, multifamily or commercial real estate customers with loans totaling $2,513 thousand because of loan risk rating change or loan pay off and the removal of various residential real estate and home equity loans totaling $945 thousand which was offset by the addition of seven commercial real estate or commercial business customers with loans totaling $2,854 thousand.

At December 31, 2021, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the twelve months ended are summarized below:

(Dollars in thousands)

Loan Segment	December 31, 2021	December 31, 2020
Residential real estate	$220	$374
Home equity	81	53
Commercial real estate	639	1,713
Construction and land development	714	324
Multifamily	222	97
Farmland	-	-
Commercial business	(377)	1,145
Consumer	10	(2)
Manufactured homes	-	-
Government	-	(17)
Total	$1,509	$3,687

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	As of December 31, 2021
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(32)	$81	$49
Home equity	(1)	1	-
Commercial real estate	(530)	-	(530)
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(158)	36	(122)
Consumer	(29)	8	(21)
Manufactured homes	-	-
Government	-	-	-
Total	$(750)	$126	$(624)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2021, total purchased credit impaired loans nonaccretable and accretable discount totaled $1.4 million compared to $2.1 million at December 31, 2020. Additionally, the Bancorp has acquired loans where there was no evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired and has a balance of $1.1 million at December 31, 2021, compared to $2.0 million at December 31, 2020. Details on these fair value marks and the additional reserves created can be found in Note 4, Loans Receivable.

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as an origination cost to the third party originator of the loan.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	December 31, 2021	December 31, 2020

Allowance for loan losses	$13,343	$12,458
Total loans	$966,720	$966,578
Non-performing loans	$7,261	$14,365
ALL-to-total loans	1.38%	1.29%
ALL-to-non-performing loans (coverage ratio)	183.8%	86.7%

The December 31, 2021, balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

At December 31, 2021, the Bank held no balances in foreclosed real estate, compared to $538 thousand and ten properties at December 31, 2020. During 2021, net sales of foreclosed real estate totaled $585 thousand and net gains from the 2021 sales totaled $47 thousand.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $526.9 million at December 31, 2021, compared to $410.7 million at December 31, 2020, an increase of $116.2 million (28.3%). The increase in the securities portfolio during the year is a result of market value adjustments and investment of excess liquidity. At December 31, 2021, the securities portfolio represented 34.6% of interest-earning assets and 32.5% of total assets compared to 29.4% of interest-earning assets and 27.4% of total assets at December 31, 2020.

As of December 31, 2021, the Bancorp’s two investments in trust preferred securities are in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities on non-accrual status. At December 31, 2021, the cost basis of the two trust preferred securities on non-accrual status totaled $2.2 million.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	December 31.		December 31,
(Dollars in thousands)	2021		2020
	Balance	% Securities	Balance	% Securities

Money market fund	$-	0.0%	$52,941	12.9%
U.S. government sponsored entities	8,669	1.6%	7,860	1.9%
U.S. treasury securities	400	0.1%	-	0.0%
Collateralized mortgage obligations and residential mortgage-backed securities	184,701	35.1%	154,736	37.7%
Municipal securities	332,127	63.0%	194,203	47.3%
Collateralized debt obligations	992	0.2%	929	0.2%
Total securities available-for-sale	$526,889	100.0%	$410,669	100.0%

	December 31.	December 31,	YTD
(Dollars in thousands)	2021	2020	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$19,987	$5,908	$14,079	238.3%
Fed funds sold	464	-	464	100.0%
Certificates of deposit in other financial institutions	1,709	1,897	(188)	-9.9%
Federal Home Loan Bank stock	3,247	3,918	(671)	-17.1%

The net increase in interest bearing deposits in other financial institutions is primarily the result of the increase in customer deposits.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	December 31,	December 31,	YTD
(Dollars in thousands)	2021	2020	Change
	Balance	Balance	$	%

Checking	$629,038	$516,487	$112,551	21.8%
Savings	293,976	254,108	39,868	15.7%
Money market	271,970	246,916	25,054	10.1%
Certificates of deposit	239,217	284,828	(45,611)	-16.0%
Total deposits	$1,434,201	$1,302,339	$131,862	10.1%

The overall increase in total deposits is primarily a result of the Bancorp’s efforts to maintain and grow core deposits and customer preferences for the security and liquidity of the Bancorp’s deposit product offerings

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	December 31,	December 31,	YTD
(Dollars in thousands)	2021	2020	Change
	Balance	Balance	$	%

Repurchase agreements	$14,581	$13,711	$870	6.3%
Borrowed funds	-	6,149	(6,149)	-100.0%
Total borrowed funds	$14,581	$19,860	$(5,279)	-26.6%

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

During 2021, cash and cash equivalents increased $13.3 million compared to a decrease of $27.3 million for 2020. During 2021, he primary sources of cash and cash equivalents were the sale loans originated for sale, proceeds from the maturity and paydown of securities, proceeds from the sale of securities, growth of deposits, and proceeds from the maturity and paydown of loans receivable. The primary uses of cash and cash equivalents were origination of loans for sale and purchase of securities. During 2021, net cash from operating activities totaled $17.0 million, compared to $19.7 million for 2020. The decrease in cash in-flow from operating activities was primarily due to lower net income year over year, lower sale of loans originated for sale, and net change in accrued expenses and other liabilities. Net cash outflows from investing activities totaled $125.9 million during 2021, compared to outflows of $185.0 million during 2020. The changes for the current year were primarily related to the decreased purchases of securities and net change in loans receivable. Net cash inflows from financing activities totaled $122.1 million in 2021, compared to net cash inflows of $138.0 million in 2020. The increase during 2021 was primarily due to the change in deposits. On a cash basis, the Bancorp paid dividends on common stock of $4.3 million during 2021 and 2020. During 2021, the Bancorp’s Board of Directors maintained dividends as earnings and capital continued to be sufficient to warrant the current dividend.

Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. Stockholders' equity totaled $156.6 million at December 31, 2021, compared to $151.7 million at December 31, 2020, an increase of $4.9 million (3.2%). The increase was primarily the result of net income of $15.0 million, offset against change in net unrealized gains of available for sale securities of $6.2 million and dividends of $4.3 million. At December 31, 2021, book value per share was $45.00 compared to $43.80 for 2020.

The following table shows that, at December 31, 2021, the Bank’s capital exceeded all regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$133.7	12.6%	$47.8	4.5%	$69.0	6.5%
Tier 1 capital to risk-weighted assets	$133.7	12.6%	$63.7	6.0%	$85.0	8.0%
Total capital to risk-weighted assets	$147.0	13.9%	$85.0	8.0%	$106.2	10.0%
Tier 1 capital to adjusted average assets	$133.7	8.4%	$64.1	4.0%	$80.1	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2021, without the need for qualifying for an exemption or prior DFI approval, is its 2021 net profits plus $21.4 million. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 19, 2021 the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.31 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 7, 2022.

Results of Operations –

Comparison of 2021 to 2020

Net income for 2021 was $15.0 million, compared to $15.9 million for 2020, a decrease of $969 thousand (6.1%). The twelve-month earnings decrease is primarily related to higher noninterest expense and lower noninterest income. The earnings represent a return on average assets of 0.95% for 2021, compared to 1.12% for 2020. The return on average equity was 9.61% for 2021, compared to 11.04% for 2020.

Net interest income for 2021, was $48.6 million, an increase of $2.7 million (5.9%) from $45.9 million for 2020. During the year, the Bancorp’s interest earning assets were negatively impacted by lower yields, while interest expense was driven lower primarily by decreased cost of funds. The weighted-average yield on interest-earning assets was 3.44% for 2021, compared to 3.91% for 2020. The weighted-average cost of funds was 0.15% for 2021, compared to 0.45% for 2020. The impact of the 3.44% return on interest earning assets and the 0.15% cost of funds resulted in a net interest spread of 3.29% for 2021, compared to a net interest spread of 3.46% for 2020. During 2021, total interest income decreased by $966 thousand (1.9%) while total interest expense decreased by $3.7 million (63.8%). The net interest margin was 3.29% for 2021, compared to 3.47% for 2019. The Bancorp’s tax equivalent net interest margin for 2021, was 3.51% compared to 3.63% for 2020. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

The decrease in interest earning asset income for the year ended December 31, 2021, compared to the year ended December 31, 2020, is primarily related to continued decreased reinvestment rates in 2021 for loans, securities, and excess cash balances, as a result of the Federal Reserve cuts occurring in March 2020. The decrease in interest bearing liability expense is primarily the result of the Bancorp adjusting deposit and repurchase agreement pricing to align with the current interest rate cycle.

The following table shows the change in noninterest income for the year ending December 31, 2021, and December 31, 2020.

(Dollars in thousands, except per share data)	Year Ended December 31,		12/31/2021 vs. 12/31/2020
	2021	2020	$ Change	% Change
Noninterest income:
Fees and service charges	5,388	5,161	227	4.4%
Gain on sale of loans held-for-sale, net	5,296	7,588	(2,292)	-30.2%
Wealth management operations	2,375	2,138	237	11.1%
Gain on sale of securities, net	1,987	2,348	(361)	-15.4%
Increase in cash value of bank owned life insurance	715	708	7	1.0%
Gain on sale of foreclosed real estate	47	78	(31)	-39.7%
Other	139	127	12	9.4%

Total noninterest income	15,947	18,148	(2,201)	-12.1%

The increase in fees and service charges is primarily the result of the Bancorp’s efforts to provide products and services to help customers be more successful, including debit card and ATM services. The decrease in gain on sale of loans is the result of significant refinance activity in the prior year due to the economic and rate environment, which resulted in more loans originated and sold. The increase in wealth management income is the result of the Bancorp’s continued focus on expanding its wealth management line of business. The decrease in gains on the sale of securities is a result of current market conditions and actively managing the portfolio.

The following table shows the change in noninterest expense for the year ending December 31, 2021, and December 31, 2020.

(Dollars in thousands, except per share data)	Year Ended December 31,		12/31/2021 vs. 12/31/2020
	2021	2020	$ Change	% Change

Noninterest expense:
Compensation and benefits	24,241	22,855	1,386	6.1%
Occupancy and equipment	5,537	4,933	604	12.2%
Data processing	3,648	2,267	1,381	60.9%
Federal deposit insurance premiums	861	788	73	9.3%
Professional services	1,205	640	565	88.3%
Marketing	1,085	732	353	48.2%
Other	10,059	9,421	638	6.8%

Total noninterest expense	46,636	41,636	5,000	12.0%

The increase in compensation and benefits is primarily the result of management’s continued focus on talent management and retention. The increase in occupancy and equipment is primarily related to facilities improvement efforts aimed at enhancing technology and efficiency. The increase in data processing expense is primarily the result of increased system utilization and investment in technological advancements such as Salesforce and nCino. The increase in marketing expense is the result of increased marketing and rebranding initiatives. The increase in professional services is primarily the result of the Royal Financial acquisition. The increase in other operating expenses is primarily the result of investments in strategic initiatives focusing on growth of the organization, such as the acquisition of Royal Financial. The acquisition of RYFL is discussed in Note 2 of the financial statements.

Income tax expenses for the year ended December 31, 2021, totaled $1.4 million, compared to income tax expense of $2.8 for the year ended December 31, 2020, a decrease of $1.4 million (49.0%). The combined effective federal and state tax rates for the Bancorp was 8.6% for the year ended December 31, 2021, compared to 14.8% for the year ended December 31, 2020. The Bancorp’s lower current period effective tax rate is a result of a greater increase to tax preferred income relative to earnings.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

Finward Bancorp

Munster, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Finward Bancorp (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for Loan Losses

Description of the Matter

As described in Note 4 to the financial statements, the Company’s loan portfolio totaled $966.7 million and associated allowance for loan losses (ALLL) was $13.3 million at December 31, 2021. The Company also describes in Note 1 of the financial statements the accounting policy around this estimate. The ALLL is an estimate of losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan losses. The estimate consists of several key elements, which include: specific reserves for impaired loans, general reserves for each business lending division portfolio including percentage allocations for special attention loans not deemed impaired, and reserves for pooled homogenous loans, among others. The Company’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and change.

We identified the valuation of the ALLL as a critical audit matter. Auditing the ALLL involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other environmental factors used to adjust historical loss rates, evaluating the adequacy of specific reserves associated with impaired loans and assessing the appropriateness of loan grades.

How We Addressed the Matter in Our Audit

Our audit procedures related to the estimated allowance for loan losses included:

●

Testing the design of internal controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans and management’s review controls over the ALLL balance.

●	Testing clerical and computational accuracy of the formulas within the ALLL model.

●	Testing the completeness and accuracy of the information and reports utilized in the ALLL, including reports used in management review controls over the ALLL.

●	Evaluating the qualitative adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.

●

Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal and external loan grading professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.

●

Evaluating the overall reasonableness of qualitative factors and the appropriateness of their direction and magnitude, compared to previous years and the Company’s support for the direction and magnitude of the change.

/s/ BKD, llp

We have served as the Company’s auditor since 2021.

Indianapolis, Indiana

March 30, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Finward Bancorp and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Finward Bancorp (formerly known as NorthWest Indiana Bancorp) and Subsidiaries (the “Company”) as of December 31, 2020; the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2020; and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante Moran, PLLC

We served as the Company’s auditor from 2009 to 2021.

Chicago, Illinois

March 22, 2021

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2021	2020

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$12,725	$14,014
Interest bearing deposits in other financial institutions	19,987	5,908
Federal funds sold	464	-

Total cash and cash equivalents	33,176	19,922

Certificates of deposit in other financial institutions	1,709	1,897

Securities available-for-sale	526,889	410,669
Loans held-for-sale	4,987	11,329
Loans receivable, net of deferred fees and costs	966,720	965,146
Less: allowance for loan losses	(13,343)	(12,458)
Net loans receivable	953,377	952,688
Federal Home Loan Bank stock	3,247	3,918
Accrued interest receivable	5,444	4,713
Premises and equipment	31,385	30,785
Foreclosed real estate	-	538
Cash value of bank owned life insurance	31,440	30,725
Goodwill	11,109	11,109
Other intangible assets	3,126	4,119
Other assets	14,854	13,880

Total assets	$1,620,743	$1,496,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$295,294	$241,620
Interest bearing	1,138,907	1,060,719
Total	1,434,201	1,302,339
Repurchase agreements	14,581	13,711
Borrowed funds	-	6,149
Accrued expenses and other liabilities	15,346	22,404

Total liabilities	1,464,128	1,344,603

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: December 31, 2021 - 3,480,701 December 31, 2020 - 3,462,916
Additional paid-in capital	30,430	29,987
Accumulated other comprehensive income	4,276	10,441
Retained earnings	121,909	111,261

Total stockholders' equity	156,615	151,689

Total liabilities and stockholders' equity	$1,620,743	$1,496,292

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Year Ended December 31,
	2021	2020
Interest income:
Loans receivable	$41,573	$44,867
Securities	9,021	6,512
Other interest earning assets	61	242

Total interest income	50,655	51,621

Interest expense:
Deposits	2,002	5,321
Repurchase agreements	47	87
Borrowed funds	31	332

Total interest expense	2,080	5,740

Net interest income	48,575	45,881
Provision for loan losses	1,509	3,687

Net interest income after provision for loan losses	47,066	42,194

Noninterest income:
Fees and service charges	5,388	5,161
Gain on sale of loans held-for-sale, net	5,296	7,588
Wealth management operations	2,375	2,138
Gain on sale of securities, net	1,987	2,348
Increase in cash value of bank owned life insurance	715	708
Gain on sale of foreclosed real estate	47	78
Other	139	127

Total noninterest income	15,947	18,148

Noninterest expense:
Compensation and benefits	24,241	22,855
Occupancy and equipment	5,537	4,933
Data processing	3,648	2,267
Federal deposit insurance premiums	861	788
Professional services	1,205	640
Marketing	1,085	732
Other	10,059	9,421

Total noninterest expense	46,636	41,636

Income before income tax expenses	16,377	18,706
Income tax expenses	1,414	2,774

Net income	$14,963	$15,932

Earnings per common share:
Basic	$4.30	$4.60
Diluted	$4.30	$4.60

Dividends declared per common share	$1.24	$1.24

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year Ended December 31,
	2021	2020

Net income	$14,963	$15,932

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (loss) gain arising during the period	(5,816)	10,169
Less: reclassification adjustment for gains included in net income	(1,987)	(2,348)
Net securities gain during the period	(7,803)	7,821
Tax effect	1,638	(1,641)
Other comprehensive income (loss), net of tax	(6,165)	6,180

Comprehensive income, net of tax	$8,798	$22,112

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2020	$-	$29,657	$4,261	$99,624	$133,542

Net income	-	-	-	15,932	15,932
Other comprehensive income, net of tax	-	-	6,180	-	6,180
Net surrender value of 1,904 restricted stock awards	-	(85)	-	-	(85)
Stock-based compensation expense		415			415
Cash dividends, $1.24 per share	-	-	-	(4,295)	(4,295)

Balance at December 31, 2020	$-	$29,987	$10,441	$111,261	$151,689

Net income	-	-	-	14,963	14,963
Other comprehensive loss, net of tax	-	-	(6,165)	-	(6,165)
Net surrender value of 3,115 restricted stock awards		(131)			(131)
Stock-based compensation expense	-	574	-	-	574
Cash dividends, $1.24 per share	-	-	-	(4,315)	(4,315)

Balance at December 31, 2021	$-	$30,430	$4,276	$121,909	$156,615

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,963	$15,932
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(153,082)	(224,945)
Sale of loans originated for sale	164,203	226,447
Depreciation and amortization, net of accretion	4,559	3,201
Deferred tax expense	137	572
Stock based compensation expense	574	415
Gain on sale of securities, net	(1,987)	(2,348)
Gain on sale of loans held-for-sale, net	(5,529)	(7,400)
Gain on sale of foreclosed real estate	(47)	(78)
Gain on cash value of bank owned life insurance	(715)	(708)
Loss (gain) on derivatives	233	(188)
Provision for loan losses	1,509	3,687
Net change in:
Interest receivable	(731)	(684)
Other assets	1,784	(1,817)
Accrued expenses and other liabilities	(8,828)	7,650
Net cash provided by operating activities	17,043	19,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	923	795
Purchase of certificates of deposit in other financial institutions	(735)	(522)
Proceeds from maturities and pay downs of securities available-for-sale	55,431	67,014
Proceeds from sales of securities available-for-sale	43,756	51,350
Purchase of securities available-for-sale	(221,236)	(243,351)
Loan participations purchased	-	(9,054)
Net change in loans receivable	12,345	(48,406)
Proceeds of Federal Home Loan Bank Stock	671	-
Purchase of Federal Home Loan Bank Stock	-	(6)
Purchase of loans receivable	(14,543)	-
Purchase of premises and equipment, net	(3,128)	(3,735)
Proceeds from sale of foreclosed real estate	585	809
Write down of foreclosed real estate	-	46
Net cash used in investing activities	(125,931)	(185,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	131,862	148,003
Repayment of FHLB advances	(6,000)	(8,000)
Net surrender value of restricted stock awards	(131)	(85)
Change in other borrowed funds	721	2,361
Dividends paid	(4,310)	(4,291)
Net cash provided by financing activities	122,142	137,988
Net change in cash and cash equivalents	13,254	(27,336)
Cash and cash equivalents at beginning of period	19,922	47,258
Cash and cash equivalents at end of period	$33,176	$19,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,112	$5,865
Income taxes	2,185	1,025
Noncash activities:
Transfers from loans to foreclosed real estate	$-	$233
Dividends declared not paid	1,079	1,074
Securities purchased not settled	1,765	-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include Finward Bancorp (the “Bancorp” or “Finward”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation provides insurance and annuity investments to the Bank’s wealth management customers. NWIN, LLC is located in Las Vegas, Nevada and serves as the Bank’s investment subsidiary and parent of a real estate investment trust, NWIN Funding, Inc. NWIN Funding, Inc. was formed as an Indiana Real Estate Investment Trust. The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. receives favorable state tax treatment for income generated by its operations. Columbia Development Company is a limited liability company that serves to hold certain real estate properties that are acquired through foreclosure. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates – Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses are particularly susceptible to material change in the near term.

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

Securities – The Bancorp classifies securities into held-to-maturity, available-for-sale, or trading categories. Held-to-maturity securities are those which management has the positive intent and the Bancorp has the ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax. At December 31, 2021, and 2020, all of the Bancorp’s securities were classified as available-for-sale. The Bancorp does not have a held to maturity or trading portfolio. Realized gains and losses resulting from the sale of securities recorded on the trade date are computed by the specific identification method. Interest and dividend income, adjusted by amortization of premiums or discounts on a level yield method, are included in earnings. Securities are reviewed for other-than-temporary impairment on a quarterly basis.

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

Loans Held-for-Sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held-for-sale can be sold with servicing rights retained or released. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing rights. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans and Loan Interest Income – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and net deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level‑yield method without anticipating prepayments.

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

Generally, interest accrued but not received for loans placed on non-accrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost‑recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses – The allowance for loan losses (“allowance”) is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged‑off.

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

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act allows financial institutions to suspend application of certain TDR accounting guidance for loan and lease modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2021 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. Section 4013 of the CARES Act was amended on December 27, 2020 to extend this relief until January 1, 2022. The relief can be applied to loan and lease modifications for borrowers that were not more than 30 days past due as of December 31, 2020 and to loan and lease modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Company chose to apply this relief to eligible loan and lease modifications. At December 31, 2021, loan and lease modification balances related to the COVID-19 pandemic were $927 thousand.

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

At December 31, 2021 and 2020, the Bancorp evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Bancorp believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Bancorp's financial condition, results of operations, or cash flows. Accordingly, the Bancorp has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2021 and 2020.

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

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe such matters currently exist that will have a material effect on the financial statements.

Restrictions on Cash –– As of March 26, 2020, the Federal Reserve Bank eliminated reserve requirements for certain depository institutions, including the Bank. As such, there was no reserve requirement at December 31, 2021. As part of derivative contracts entered into by the Bancorp, $3.9 million was pledged as collateral at December 31, 2021 and 2020. These balances are included in interest bearing deposits. At December 31, 2021, the Company’s correspondent cash accounts exceeded federally insured limits by $7.1 million. Additionally, the Company had approximately $13.0 million of cash held by the FRB and the FHLB, which is not federally insured.

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

Reclassification – Certain amounts appearing in the consolidated financial statements and notes thereto for the year ended December 31, 2020, may have been reclassified to conform to the December 31, 2021 presentation.

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

Upcoming Accounting Pronouncements -

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. In October 2019, the FASB voted and approved proposed changes to the effective date of this ASU for smaller reporting companies, such as the Bancorp, and other non-SEC reporting entities. The approval changed the effective date of the ASU to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The new credit loss guidance will be effective for the Bancorp's as of January 1, 2023. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is in the process of evaluating the impact adoption of this update will have on the Bancorp’s consolidated financial statements. This process of evaluation has engaged multiple areas of the Bancorp’s management in discussing loss estimation methods and the application of these methods to specific segments of the loans receivable portfolio. Management has been actively monitoring developments and evaluating the use of different methods allowed. Due to continuing development of understanding of application, additional time is required to understand how this ASU will affect the Bancorp’s financial statements. Management plans on running parallel calculations and finalizing a method or methods of adoption in time for the effective date.

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

Revision of Previously Issued Financial Statements –.

We have revised amounts reported in previously issued financial statements for the periods presented in this Annual Report on Form 10-K related to immaterial errors discovered during the second quarter of 2021. The errors relate to certain deferred costs recognized related to our manufactured home loan product, which resulted in increased assets and understatements of expense in prior periods.

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The following tables present the revisions to the line items of our previously issued financial statements as of and for the year ended December 31, 2020, to reflect the correction of the errors:

Consolidated Balance Sheet
(Dollar amounts in thousands except for per share amounts)

As of December 31, 2020	As Reported	Adjustment	As Revised
Loans receivable	$966,578	$(1,432)	$965,146
Net loans receivable	954,120	(1,432)	952,688
Other assets	13,681	199	13,880
Total assets	1,497,525	(1,233)	1,496,292
Retained earnings	112,494	(1,233)	111,261
Total shareholders' equity	152,922	(1,233)	151,689
Total liabilities and stockholders' equity	1,497,525	(1,233)	1,496,292

Consolidated Statement of Income

For the year ending December 31, 2020	As Reported	Adjustment	As Revised
Compensation and benefits	$22,065	$790	$22,855
Total noninterest expense	40,846	790	41,636
Income before income tax expense	19,496	(790)	18,706
Income tax expenses	2,892	(118)	2,774
Net income	16,604	(672)	15,932
Earnings per common share:
Basic	4.80	(0.20)	4.60
Diluted	4.80	(0.20)	4.60

Consolidated Statements of Comprehensive Income

For the year ending December 31, 2020	As Reported	Adjustment	As Revised
Net income	$16,604	$(672)	$15,932
Comprehensive income, net of tax	22,784	(672)	22,112

Consolidated Statements of Changes in Stockholders' Equity

Balance at January 1, 2020	As Reported	Adjustment	As Revised
Retained earnings	$100,185	$(561)	$99,624
Total equity	134,103	(561)	133,542

For the year ending December 31, 2020
Net income	16,604	(672)	15,932
Retained earnings	112,494	(1,233)	111,261
Total equity	152,922	(1,233)	151,689

Consolidated Statements of Cash Flows

Year ended December 31, 2020	As Reported	Adjustment	As Revised
Net income	$16,604	$(672)	$15,932
Deferred tax expense	690	(118)	572
Net cash - operating activities	20,526	(790)	19,736
Net change in loan	(49,196)	790	(48,406)
Net cash - investing activities	(185,850)	790	(185,060)

NOTE 2 – Acquisition Activity

On January 31, 2022, Finward Bancorp (“Finward”) completed its previously announced acquisition of Royal Financial, Inc., a Delaware corporation (“RYFL”), pursuant to an Agreement and Plan of Merger dated July 28, 2021 (the “Merger Agreement”) between Finward and RYFL. The stockholders of both Finward and RYFL approved the Merger Agreement at the respective stockholder meetings of the companies held on December 13, 2021. Pursuant to the Merger Agreement, RYFL merged with and into Finward, with Finward as the surviving corporation (the “Merger”), and Royal Savings Bank, an Illinois state chartered savings bank and wholly-owned subsidiary of RYFL, merged with and into Peoples Bank, the wholly-owned Indiana state chartered commercial bank subsidiary of Finward, with Peoples Bank as the surviving bank.

Under the terms of the merger agreement, RYFL stockholders who owned 101 or more shares of RYFL common stock were permitted to elect to receive either 0.4609 shares of Finward common stock or $20.14 in cash, or a combination of both, for each share of RYFL common stock owned, subject to proration and allocation provisions such that 65% of the shares of RYFL common stock outstanding immediately prior to the closing of the merger were converted into the right to receive shares of Finward common stock and the remaining 35% of the outstanding RYFL shares were converted into the right to receive cash. Stockholders holding less than 101 shares of RYFL common stock received fixed consideration of $20.14 in cash per share and no stock consideration. As a result of RYFL stockholder stock and cash elections and the related allocation and proration provisions of the merger agreement, Finward issued 795,423 shares of its common stock and paid cash consideration of approximately $18.7 million in the Merger. Based on the January 28, 2022 closing price of $47.75 per share of Finward common stock, the transaction had an implied valuation of approximately $56.7 million.

In connection with the acquisition, Robert W. Youman, was appointed to the boards of directors of Finward and Peoples Bank effective as of the closing of the Merger.

RYFL had a home office and eight branch offices in Cook County, Illinois. As of December 31, 2021, RYFL reported total assets of $547.1 million, total loans of $464.8 million, and total deposits of $480.9 million. The Bancorp is in the process of determining the fair value of assets purchased and liabilities assumed. As a result of the acquisition, the combined company has approximately $2.2 billion in total assets, $1.4 billion in total loans, and $1.9 billion in deposits. The acquisition has further expanded the Bank’s banking center network in Cook County, Illinois.

NOTE 3 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2021
U.S. government sponsored entities	$8,883	$-	$(214)	$8,669
U.S. treasury securities	400	-	-	400
Collateralized mortgage obligations and residential mortgage-backed securities	187,279	961	(3,539)	184,701
Municipal securities	322,750	9,904	(527)	332,127
Collateralized debt obligations	2,173	-	(1,181)	992
Total securities available-for-sale	$521,485	$10,865	$(5,461)	$526,889

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2020
Money market fund	$52,941	$-	$-	$52,941
U.S. government sponsored entities	7,881	3	(24)	7,860
Collateralized mortgage obligations and residential mortgage-backed securities	151,355	3,417	(36)	154,736
Municipal securities	183,103	11,102	(2)	194,203
Collateralized debt obligations	2,182	-	(1,253)	929
Total securities available-for-sale	$397,462	$14,522	$(1,315)	$410,669

The cost basis, estimated fair value of available-for-sale securities, and carrying amount, if different, at December 31, 2021, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
December 31, 2021	Basis	Value
Due in one year or less	$590	$592
Due from one to five years	1,759	1,765
Due from five to ten years	28,950	29,846
Due over ten years	302,907	309,985
Collateralized mortgage obligations and residential mortgage-backed securities	187,279	184,701
Total	$521,485	$526,889

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	December 31,	December 31,
	2021	2020

Proceeds	$43,756	$51,350
Gross gains	2,010	2,407
Gross losses	(23)	(59)

The tax provisions related to these net realized gains were approximately $417 thousand for 2021 and $493 thousand for 2020.

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2020	$10,441
Current period change	(6,165)
Ending balance, December 31, 2021	$4,276

Securities with carrying values of approximately $39.5 million and $52.4 million were pledged as of December 31, 2021 and 2020, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at December 31, 2021, and 2020, not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2021
U.S. government sponsored entities	$8,669	$(214)	$-	$-	$8,669	$(214)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	126,373	(3,175)	8,109	(364)	134,482	(3,539)	72.8%
Municipal securities	70,309	(527)	-	-	70,309	(527)	21.2%
Collateralized debt obligations	-	-	992	(1,181)	992	(1,181)	100.0%
Total temporarily impaired	$205,351	$(3,916)	$9,101	$(1,545)	$214,452	$(5,461)	40.7%
Number of securities		133		5		138

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2020
U.S. government sponsored entities	$4,975	$(24)	$-	$-	$4,975	$(24)	63.3%
Collateralized mortgage obligations and
residential mortgage-backed securities	11,953	(36)	-	-	11,953	(36)	7.7%
Municipal securities	1,864	(2)	-	-	1,864	(2)	1.0%
Collateralized debt obligations	-	-	929	(1,253)	929	(1,253)	100.0%
Total temporarily impaired	$18,792	$(62)	$929	$(1,253)	$19,721	$(1,315)	4.8%
Number of securities		8		2		10

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

NOTE 4 – Loans Receivable

Year end loans are summarized below:

Loans receivable are summarized below:

(Dollars in thousands)
	December 31, 2021	December 31, 2020
Loans secured by real estate:
Residential real estate	$260,134	$286,048
Home equity	34,612	39,233
Commercial real estate	317,145	298,257
Construction and land development	123,822	93,562
Multifamily	61,194	50,571
Farmland	-	215
Total loans secured by real estate	796,907	767,886
Commercial business	115,772	158,140
Consumer	582	1,025
Manufactured homes	37,887	24,232
Government	8,991	10,142
Loans receivable	960,139	961,425
Less:
Net deferred loan origination costs	6,810	3,871
Undisbursed loan funds	(229)	(150)
Loans receivable, net of deferred fees and costs	$966,720	$965,146

As of December 31, 2021, the Bancorp had remaining loan balances under the Paycheck Protection Program totaling $22.1 million and the balances are included in the commercial business segment.

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2021:

Allowance for loan losses:
Residential real estate	$2,211	$(32)	$81	$220	$2,480
Home equity	276	(1)	1	81	357
Commercial real estate	5,406	(530)	-	639	5,515
Construction and land development	1,405	-	-	714	2,119
Multifamily	626	-	-	222	848
Farmland	-	-	-	-	-
Commercial business	2,508	(158)	36	(377)	2,009
Consumer	26	(29)	8	10	15
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$12,458	$(750)	$126	$1,509	$13,343

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2020:

Allowance for loan losses:
Residential real estate	$1,812	$(2)	$27	$374	$2,211
Home equity	223	-	-	53	276
Commercial real estate	3,773	(80)	-	1,713	5,406
Construction and land development	1,098	(17)	-	324	1,405
Multifamily	529	-	-	97	626
Farmland	-	-	-	-	-
Commercial business	1,504	(158)	17	1,145	2,508
Consumer	43	(29)	14	(2)	26
Manufactured homes	-	-	-	-	-
Government	17	-	-	(17)	-
Total	$8,999	$(286)	$58	$3,687	$12,458

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as an origination cost to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $5.8 million and $3.8 million as of December 31, 2021 and December 31, 2020, respectively, and is included in net deferred loan origination fees and costs.

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Allowance for individually evaluated for impairment reserves	Allowance for collectively evaluated for impairment reserves	Loan receivables	Loans individually evaluated for impairment	Purchased credit impaired loans individually evaluated for impairment	Loans collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2021:

Residential real estate	$17	$2,463	$260,134	$755	$1,016	$258,363
Home equity	4	353	34,612	147	137	34,328
Commercial real estate	386	5,129	317,145	1,600	-	315,545
Construction and land development	-	2,119	123,822	-	-	123,822
Multifamily	-	848	61,194	-	556	60,638
Farmland	-	-	-	-	-	-
Commercial business	277	1,732	115,772	524	1,073	114,175
Consumer	-	15	582	-	-	582
Manufactured homes	-	-	37,887	-	-	37,887
Government	-	-	8,991	-	-	8,991
Total	$684	$12,659	$960,139	$3,026	$2,782	$954,331

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2020:

Residential real estate	$173	$2,038	$286,048	$868	$1,297	$283,883
Home equity	1	275	39,233	216	137	38,880
Commercial real estate	1,089	4,317	298,257	6,190	151	291,916
Construction and land development	-	1,405	93,562	-	-	93,562
Multifamily	-	626	50,571	95	621	49,855
Farmland	-	-	215	-	-	215
Commercial business	512	1,996	158,140	1,086	1,160	155,894
Consumer	-	26	1,025	-	-	1,025
Manufactured homes	-	-	24,232	-	-	24,232
Government	-	-	10,142	-	-	10,142
Total	$1,775	$10,683	$961,425	$8,455	$3,366	$949,604

The Bancorp's credit quality indicators are summarized below at December 31, 2021 and December 31, 2020:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	December 31, 2021
(Dollars in thousands)	1-5	6	7	8

Loan Segment	Pass	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$222,057	$31,415	$2,940	$3,722	$260,134
Home equity	32,873	692	415	632	34,612
Commercial real estate	253,424	48,148	12,011	3,562	317,145
Construction and land development	103,365	16,827	3,630	-	123,822
Multifamily	54,719	5,938	153	384	61,194
Farmland	-	-	-	-	-
Commercial business	95,412	18,058	1,915	387	115,772
Consumer	582	-	-	-	582
Manufactured homes	37,103	725	59	-	37,887
Government	8,991	-	-	-	8,991
Total	$808,526	$121,803	$21,123	$8,687	$960,139

	December 31, 2020
(Dollars in thousands)	1-5	6	7	8

Loan Segment	Pass	Pass/monitor	Special mention	Substandard	Total
Residential real estate	$234,317	$41,805	$3,539	$6,387	$286,048
Home equity	37,044	933	761	495	39,233
Commercial real estate	222,892	55,202	11,983	8,180	298,257
Construction and land development	77,855	12,055	3,652	-	93,562
Multifamily	43,594	5,065	1,408	504	50,571
Farmland	-	215	-	-	215
Commercial business	135,671	20,067	1,341	1,061	158,140
Consumer	1,025	-	-	-	1,025
Manufactured homes	23,501	731	-	-	24,232
Government	10,142	-	-	-	10,142
Total	$786,041	$136,073	$22,684	$16,627	$961,425

The Bancorp has established a standard loan grading system to assist management, lenders and review personnel in their analysis and supervision of the loan portfolio. The use and application of these grades by the Bancorp is uniform and conforms to regulatory definitions. During the year, the Bancorp updated its risk rating naming structure, however the underlying grading system has not changed. The loan grading system is as follows:

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

9 – Doubtful

Such loans have been placed on nonaccrual status and may be heavily dependent upon collateral possessing a value that is difficult to determine or based upon some near-term event which lacks clear certainty. These loans have all of the weaknesses of those classified as Substandard; however, based on existing conditions, these weaknesses make full collection of the principal balance highly improbable.

10 – Loss

Loans that are considered uncollectible and of such little value that continuing to carry them as assets is not warranted.

Performing loans are loans that are paying as agreed and are approximately less than ninety days past due on payments of interest and principal.

During the twelve months ending December 31, 2021, three residential real estate loans to three customer totaling $203 thousand were modified to include deferral of principal or interest resulting in troubled debt restructuring classification. One commercial business loan totaling $601 thousand was provided a short-term renewal and a pending long term restructure resulting in troubled debt restructuring classification. One residential real estate trouble debt restructuring loan totaling $37 thousand had subsequently defaulted during the twelve months ending December 31, 2021. During the twelve months ending December 31, 2020, one residential real estate loan totaling $108 thousand was a new troubled debt restructuring loan. In addition, during 2020, one commercial real estate loan totaling $142 thousand, one residential loan totaling $50 thousand and one home equity loan totaling $22 thousand were renewed as a troubled debt restructuring. One residential real estate loan totaling $108 thousand and one commercial business trouble debt restructuring loan totaling $275 thousand, had subsequently defaulted during the periods presented. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

				For the twelve months ended
	As of December 31, 2021			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,683	$3,017	$-	$1,689	$113
Home equity	262	275	-	298	12
Commercial real estate	765	765	-	1,167	43
Construction and land development.	-	-	-	-	-
Multifamily	556	647	-	629	31
Farmland	-	-	-	-	-
Commercial business	1,205	1,324	-	1,369	52
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$88	$88	$17	$145	$2
Home equity	22	22	4	18	1
Commercial real estate	835	835	386	4,727	225
Construction and land development.	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	392	392	277	637	24
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,771	$3,105	$17	$1,834	$115
Home equity	$284	$297	$4	$316	$13
Commercial real estate	$1,600	$1,600	$386	$5,894	$268
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$556	$647	$-	$629	$31
Farmland	$-	$-	$-	$-	$-
Commercial business	$1,597	$1,716	$277	$2,006	$76
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

The Bancorp's individually evaluated impaired loans are summarized below:

				For the twelve months ended
	As of December 31, 2020			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,895	$3,228	$-	$2,028	$115
Home equity	352	363	-	373	16
Commercial real estate	1,177	1,761	-	1,305	80
Construction & land development.	-	-	-	-	-
Multifamily	716	798	-	763	42
Farmland	-	-	-	-	-
Commercial business	1,497	1,514	-	1,591	80
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$270	$314	$173	$174	$6
Home equity	1	9	1	5	-
Commercial real estate	5,164	5,164	1,089	2,109	16
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	749	749	512	739	30
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,165	$3,542	$173	$2,202	$121
Home equity	$353	$372	$1	$378	$16
Commercial real estate	$6,341	$6,925	$1,089	$3,414	$96
Construction & land development....	$-	$-	$-	$-	$-
Multifamily	$716	$798	$-	$763	$42
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,246	$2,263	$512	$2,330	$110
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
December 31, 2021
Residential real estate	$2,507	$824	$2,142	$5,473	$254,661	$260,134	$31
Home equity	169	67	565	801	33,811	34,612	34
Commercial real estate	231	1,960	944	3,135	314,010	317,145	91
Construction and land development	5,148	283	-	5,431	118,391	123,822	-
Multifamily	-	-	109	109	61,085	61,194	-
Farmland	-	-	-	-	-	-	-
Commercial business	573	1,594	242	2,409	113,363	115,772	49
Consumer	-	3	-	3	579	582	-
Manufactured homes	633	171	-	804	37,083	37,887	-
Government	-	-	-	-	8,991	8,991	-
Total	$9,261	$4,902	$4,002	$18,165	$941,974	$960,139	$205

December 31, 2020
Residential real estate	$2,797	$1,119	$4,875	$8,791	$277,257	$286,048	$80
Home equity	616	323	416	1,355	37,878	39,233	29
Commercial real estate	1,172	237	680	2,089	296,168	298,257	437
Construction and land development	471	-	20	491	93,071	93,562	20
Multifamily	94	266	150	510	50,061	50,571	-
Farmland	-	-	-	-	215	215	-
Commercial business	845	96	269	1,210	156,930	158,140	-
Consumer	2	-	-	2	1,023	1,025	-
Manufactured homes	303	173	-	476	23,756	24,232	-
Government	380	-	-	380	9,762	10,142	-
Total	$6,680	$2,214	$6,410	$15,304	$946,121	$961,425	$566

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	December 31, 2021	December 31, 2020
Residential real estate	$4,651	$6,390
Home equity	623	476
Commercial real estate	940	5,390
Construction and land development.	-	-
Multifamily	455	504
Farmland	-	-
Commercial business	387	1,039
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$7,056	$13,799

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2021, total purchased credit impaired loans with unpaid principal balances totaled $4.2 million with a recorded investment of $2.8 million. At December 31, 2020, purchased credit impaired loans with unpaid principal balances totaled $5.4 million with a recorded investment of $3.4 million.

Accretable interest taken from the purchase credit impaired portfolio, or income recorded for the twelve months ended December 31, is as follows:

(dollars in thousands)	Total
2020	$99
2021	21

The accretable interest portion of the purchase credit impaired portfolio has fully amortized at December 31, 2021.

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $1.1 million at December 31, 2021, compared to $2.0 million at December 31, 2020. Total unpaid principal balances of acquired non-impaired loans with remaining fair value discount totaled $72.5 million and $106.6 million as of December 31, 2021, and December 31, 2020, respectively.

Accretable yield, or income recorded for the nine months ended December 31, is as follows:

(dollars in thousands)	Total
2020	$1,820
2021	960

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
2022	$758
2023	300
Total	$1,058

Note 5 – Premises and Equipment, Net

At year end, premises and equipment are summarized as follows:

	(Dollars in thousands)
	2021	2020
Cost:
Land	$8,933	$8,933
Buildings and improvements	35,837	33,394
Furniture and equipment	18,724	18,066
Total cost	63,494	60,393
Less accumulated depreciation	(32,109)	(29,608)
Premises and equipment, net	$31,385	$30,785

Depreciation expense was approximately $2.5 million and $2.3 million for 2021 and 2020, respectively.

Note 6 – Foreclosed Real Estate

At year end, foreclosed real estate is summarized below:

	(Dollars in thousands)
	2021	2020
Residential real estate	$-	$328
Commercial business	-	210
Total	$-	$538

Note 7 – Goodwill and Other Intangible Assets

The Bancorp established a goodwill balance totaling $11.1 million from past acquisitions. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $11.1 million as of December 31, 2021 and December 31, 2020, respectively.

In addition to goodwill, core deposit intangibles were established from past acquisitions and are subject to amortization. As of December 31, 2021, the Bancorp had core deposit intangible balances of $3.1 million. The table below summarizes the annual amortization:

The annual amortization for the twelve months ended December 31, is as follows:

(dollars in thousands)	Total
2020	$994
2021	$994

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	Total
2022	983
2023	962
2024	919
2025	262
Total	$3,126

Note 8 – Income Taxes

At year-end, components of income tax expense consist of the following:

	(Dollars in thousands)
	2021	2020
Federal:
Current	$1,021	$2,202
Deferred	154	(197)
State:
Current	256	-
Deferred, net of valuation allowance	(17)	769
Income tax expense	$1,414	$2,774

Effective tax rates differ from the federal statutory rate of 21% for 2021 and 2020 applied to income before income taxes due to the following:

	(Dollars in thousands)
	2021	2020
Federal statutory rate	21%	21%
Tax expense at statutory rate	$3,439	$3,928
State tax, net of federal effect	189	607
Tax exempt income	(1,297)	(887)
Bank owned life insurance	(150)	(149)
Captive insurance	(212)	(188)
Tax credit investments	(415)	(415)
Other	(140)	(122)
Total income tax expense	$1,414	$2,774

At December 31, the components of the net deferred tax asset recorded in other assets in the consolidated balance sheets are as follows:

	(Dollars in thousands)
	2021	2020
Deferred tax assets:
Bad debts	$3,385	$3,090
Deferred compensation	352	343
Net operating loss	2,238	2,553
Tax credits	73	70
Nonaccrual loan interest income	244	206
Share based compensation	255	256
REO writedowns	-	23
Unqualified deferred compensation plan	61	60
Other-than-temporary impairment	39	39
Accrued vacation	56	75
Nondeductible transaction costs	74	-
Deferred loan costs, net of fees	288	75
Other	92	84
Total deferred tax assets	7,157	6,874

Deferred tax liabilities:
Depreciation	(1,134)	(1,147)
Prepaids	(510)	(443)
Mortgage servicing rights	(289)	(163)
Deferred stock dividends	(100)	(100)
Unrealized appreciation on securities available-for-sale, net	(1,129)	(2,767)
Purchase accounting	(708)	(492)
Partnership	(311)	(280)
Other	(119)	(116)
Total deferred tax liabilities	(4,300)	(5,508)
Valuation allowance	(12)	(22)
Net deferred tax asset	$2,845	$1,344

At December 31, 2021, the Bancorp has Indiana net operating loss carry forwards of approximately $186 which will begin to expire in 2026 if not used. The Bancorp also has a state tax credit carry forward of approximately $86 thousand which began to expire in 2017 and will continue to expire if not used. Management has concluded that the state net operating losses will be fully utilized and therefore no valuation allowance is necessary on the state net operating loss. A valuation allowance remains in place on the state tax credit carryforward that is not expected to be utilized before expiration. A valuation allowance of $12 thousand and $22 thousand was provided at December 31, 2021, and 2020, respectively, for the state tax credits net of federal benefit.

The Bancorp acquired $3.3 million of federal net operating loss carryforwards and $7.2 million of Illinois net operating loss carryforwards with the acquisition of First Personal Financial Corp during 2018 of which $2.2 million of the federal losses expire in years ranging from 2028 to 2035, $1.1 million of the federal losses do not expire, and the Illinois losses expire in years ranging from 2019 to 2031. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $362 thousand for First Personal while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

The Bancorp acquired $7.2 million of federal net operating loss carryforwards and $11.4 million of Illinois net operating loss carryforwards with the acquisition of AJS Bancorp Inc. during 2019 of which $3.6 million of the federal losses expire in years ranging from 2030 to 2037, $3.6 million of the federal losses do not expire, and the Illinois losses expire in years ranging from 2020 to 2031. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $834 thousand for AJS, while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

At December 31, 2021 $6.9 million of the federal loss carryforwards and $10.4 million of the Illinois loss carryforward remain; the benefit of which is reflected in deferred tax assets.

The Bancorp qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at December 31, 2021, and 2020, includes, approximately $8.4 million for which no provision for federal income taxes has been made. If, in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rate. The unrecorded deferred income tax liability on the above amounts was approximately $2.2 million at both December 31, 2021, and 2020.

The Bancorp had no unrecognized tax benefits at any time during 2021 or 2020 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2021. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Bancorp's policy to record such accruals through income tax accounts; no such accruals existed at any time during 2021 or 2020.

The Bancorp and its subsidiaries are subject to US Federal income tax as well as income tax of the states of Indiana and Illinois. The Bancorp is no longer subject to examination by taxing authorities for the years before 2018.

Note 9 – Deposits

The aggregate amount of certificates of deposit with a balance of $250 thousand or more was approximately $36.9 million at December 31, 2021 and $46.7 million at December 31, 2020.

At December 31, 2021, scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2022	$198,727
2023	31,573
2024	7,772
2025	1,135
2026	10
Total	$239,217

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	December 31,	December 31,
(Dollars in thousands)	2021	2020
	Balance	Balance

Checking	$629,038	$516,487
Savings	293,976	254,108
Money market	271,970	246,916
Certificates of deposit	239,217	284,828
Total deposits	$1,434,201	$1,302,339

Note 10 – Borrowed Funds

At December 31, 2021, and December 31, 2020, borrowed funds are summarized below:

	(Dollars in thousands)
	2021	2020
Fixed rate advances from the FHLB	$-	$6,000
Other	-	149
Total	$-	$6,149

Repurchase agreements generally mature within one year and are secured by U.S. government and U.S. agency securities, under the Bancorp’s control. At December 31, information concerning these retail repurchase agreements is summarized below:

	(Dollars in thousands)
	2020	2019
Ending balance	$14,581	$13,711
Average balance during the year	17,789	16,975
Maximum month-end balance during the year	24,514	21,100
Securities underlying the agreements at year end:
Carrying value	14,885	23,860
Fair value	14,885	23,860
Average interest rate during the year	0.26%	0.58%
Average interest rate at year end	0.26%	0.32%

At December 31, advances from the Federal Home Loan Bank were as follows:

	(Dollars in thousands)
	2020	2019
Fixed rate advances, none oustanding as of year ended 2021; average rate: 2021 – N/A; 2020 – 2.66%	$-	$6,000

Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $506.4 million at December 31, 2021. In addition to the fixed rate advances, the Bancorp maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp did not have a balance on the line of credit at December 31, 2021 or December 31, 2020. The Bancorp did not have other borrowings at December 31, 2021, as of December 31, 2020, the Bancorp had outstanding federal funds purchased of $149 thousand.

Note 11 – Employees’ Benefit Plans

The Bancorp maintains an Employees’ Savings and Profit Sharing Plan and Trust for all employees who meet the plan qualifications. Employees are eligible to participate in the Employees’ Savings and Profit Sharing Plan and Trust on the next January 1 or July 1 following the completion of one year of employment, attaining age 18, and completion of 1,000 hours of service. The Employees’ Savings Plan feature allows employees to make pre-tax contributions to the Employees’ Savings Plan of 1% to 50% of Plan Salary, subject to limitations imposed by Internal Revenue Code section 401(k). Employees are able to begin deferring effective the first of the month following 90 days of employment. The Profit Sharing Plan and Trust feature is non-contributory on the part of the employee. Contributions to the Employees’ Profit Sharing Plan and Trust are made at the discretion of the Bancorp’s Board of Directors. Contributions for the years ended December 31, 2021 and 2020 were based on 3% and 6.5% of the participants’ total compensation, excluding incentives, respectively. Profit sharing contributions made by the Bank and earnings credited to the employee’s account vest on the following schedule: two years of service, 40% of contributions and earnings; three years of service, 60% of contributions and earnings; four years of service, 80% of contributions and earnings; and five years of service, 100% of contributions and earnings. Participants also become 100% vested in the employer contributions and accrued earnings in their account upon their death, approved disability, or attainment of age 65 while employed at the Bank. The benefit plan expense amounted to approximately $439 thousand for 2021 and $948 thousand for 2020.

The Bancorp maintains an Unqualified Deferred Compensation Plan (the “UDC Plan”). The purpose of the UDC Plan is to provide deferred compensation to key senior management employees of the Bancorp in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the UDC Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2021 and 2020 was approximately $242 thousand and $235 thousand, respectively. The UDC Plan expense amounted to approximately $3 thousand for 2021 and $8 thousand for 2020.

Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $74 thousand and $68 thousand for 2021 and 2020, respectively. The deferred fee liability at December 31, 2021 and 2020 was approximately $1.4 million.

Note 12 – Regulatory Capital

The Bancorp and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2021 and 2020, the most recent regulatory notifications categorized the Bancorp and Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bancorp’s or the Bank’s category.

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

In addition, the following table shows that, at December 31, 2021, and 2020, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$133.7	12.6%	$47.8	4.5%	$69.0	6.5%
Tier 1 capital to risk-weighted assets	$133.7	12.6%	$63.7	6.0%	$85.0	8.0%
Total capital to risk-weighted assets	$147.0	13.9%	$85.0	8.0%	$106.2	10.0%
Tier 1 capital to adjusted average assets	$133.7	8.4%	$64.1	4.0%	$80.1	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$122.0	12.6%	$43.8	4.5%	$63.2	6.5%
Tier 1 capital to risk-weighted assets	$122.0	12.6%	$58.4	6.0%	$77.8	8.0%
Total capital to risk-weighted assets	$134.2	13.8%	$77.8	8.0%	$97.3	10.0%
Tier 1 capital to adjusted average assets	$122.0	8.3%	$59.1	4.0%	$73.9	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2021, without the need for qualifying for an exemption or prior DFI approval, is its 2021 net profits plus $21.4 million. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 19, 2021 the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.31 per share. The Bancorp’s fourth quarter dividend totaling $1.1 million was paid to shareholders on January 7, 2022.

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

The fair value of each incentive stock option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. No incentive stock options were granted during 2021 or 2020. The Bancorp uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

At December 31, 2021 and 2020, there were no incentive stock options outstanding.

Restricted stock awards are generally granted with an award price equal to the market price of the Bancorp’s common stock on the award date. Restricted stock awards have been issued with a three to five year cliff-vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Compensation expense related to restricted stock awards is recognized over the vesting period. Total compensation cost that has been charged against income for those plans was approximately $574 thousand and $415 thousand for 2021 and 2020, respectively.

When awarded restricted shares vest, employees of the Bank can elect to surrender a portion of their vested shares back to the Bancorp to cover the tax liability of their awards. Shares were surrendered with a total value of $131 thousand and $85 thousand in 2021 and 2020, respectively.

A summary of changes in the Bancorp’s non-vested restricted stock for 2021 and 2020 follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	30,205	$35.63
Granted	13,243	44.30
Vested	(6,400)	27.50
Forfeited	(220)	43.65
Non-vested at December 31, 2020	36,828	$40.11

Non-vested at January 1, 2021	36,828	$40.11
Granted	21,255	41.42
Vested	(13,493)	34.84
Forfeited	(355)	41.50
Non-vested at December 31, 2021	44,235	$42.33

As of December 31, 2021, there was approximately $877 thousand of total unrecognized compensation cost related to non-vested restricted shares granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 14 – Earnings per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations for 2021 and 2020 is presented below.

(dollars in thousands except per share data)
	2021	2020
Basic earnings per common share:
Net income as reported	$14,963	$15,932
Weighted average common shares outstanding	3,477,309	3,461,948
Basic earnings per common share	$4.30	$4.60

Diluted earnings per common share:
Net income as reported	$14,963	$15,932
Weighted average common shares outstanding	3,477,309	3,461,948
Weighted average common and dilutive potential common shares outstanding	3,477,309	3,461,948
Diluted earnings per common share	$4.30	$4.60

Note 15 – Related Party Transactions

The Bancorp had aggregate loans outstanding to directors and executive officers (with individual balances exceeding $120 thousand) of approximately $3.9 million at December 31, 2021, and approximately $4.4 million at December 31, 2020. For the year ended December 31, 2021, the following activity occurred on these loans

(Dollars in thousands)
Aggregate balance at the beginning of the year	$4,350
New loans	-
Repayments	(467)
Aggregate balance at the end of the year	$3,883

Deposits from directors and executive officers totaled approximately $3.9 million and $5.3 million at December 31, 2021 and 2020, respectively.

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

The Bancorp had outstanding commitments to originate loans as follows:

	(Dollars in thousands)
	Fixed	Variable
	Rate	Rate	Total
December 31, 2021:
Residential real estate	$34	$19,261	$19,295
Home equity	41,944	7,066	49,010
Commercial real estate	2,033	8,745	10,778
Construction and land development	34,817	24,491	59,308
Multifamily	229	958	1,187
Consumer	23,422	-	23,422
Commercial business	545	61,440	61,985
Lot	-	9,399	9,399
Total	$103,024	$131,360	$234,384

December 31, 2020:
Residential real estate	$749	$21,961	$22,710
Home equity	44,972	7,951	52,923
Commercial real estate	2,955	13,138	16,093
Construction and land development	20,667	30,959	51,626
Multifamily	158	579	737
Consumer	23,020	-	23,020
Commercial business	946	56,744	57,690
Lot	-	87	87
Total	$93,467	$131,419	$224,886

The approximately $103.0 million in fixed rate commitments outstanding at December 31, 2021, had interest rates ranging from 2.25% to 10.00%, for a period not to exceed forty-five days. At December 31, 2020, fixed rate commitments outstanding of approximately $93.5 million had interest rates ranging from 2.25% to 10.00%, for a period not to exceed forty-five days. Mortgage interest rate locks with borrowers which are included with real estate commitments, were treated as derivative transactions.

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. At December 31, 2021, and 2020, the Bancorp had standby letters of credit totaling approximately $12.3 and $11.5 million which are not included in the tables above, respectively. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral obtained may include accounts receivable, inventory, property, land or other assets.

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

The following table shows the amounts of non-hedging derivative financial instruments:

December 31, 2021
	Notational or contractual	Asset derivatives		Liability derivatives
(Dollars in thousands)	amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$94,154	Other assets	$2,686	Other liabilties	$2,686
Interest rate lock commitments	7,837	Other assets	141	N/A	-
Total	$101,991		$2,827		$2,686

December 31, 2020
	Notational or contractual	Asset derivatives		Liability derivatives
(Dollars in thousands)	amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$72,707	Other assets	$3,638	Other liabilties	$3,638
Interest rate lock commitments	26,443	Other assets	374	N/A	-
Total	$99,150		$4,012		$3,638

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Year-ended
(Dollars in thousands)	Statement of Income Classification	2021	2020
Interest rate swap contracts	Fees and service charges	$379	$800
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(233)	187
Total		$146	$987

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented		Cash Collateral
(Dollars in thousands)	Recognized Assets	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
December 31, 2021
Interest rate swap contracts	$2,686	$-	$2,686	$-	$-	$2,686
Interest rate lock commitments	141	-	141	-	-	141
Total	$2,827	$-	$2,827	$-	$-	$2,827

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
December 31, 2020
Interest rate swap contracts	$3,638	$-	$3,638	$-	$-	$3,638
Interest rate lock commitments	374	-	374	-	-	374
Total	$4,012	$-	$4,012	$-	$-	$4,012

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
December 31, 2021
Interest rate swap contracts	$2,686	$-	$2,686	$-	$3,930	$(1,244)
Total	$2,686	$-	$2,686	$-	$3,930	$(1,244)

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
December 31, 2020
Interest rate swap contracts	$3,638	$-	$3,638	$-	$3,930	$(292)
Total	$3,638	$-	$3,638	$-	$3,930	$(292)

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its two pooled trust preferred securities. The analysis is performed annually on December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral (which consists of banks) was performed. The review of the collateral began with a review of financial information provided by SNL Financial, a comprehensive database, widely used in the industry, which gathers financial data on banks from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9SP reports) filed with the Federal Reserve and bank call reports filed with the FDIC and OCC. Using the information sources described above, for each bank and thrift examined, the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (noninterest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies, stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The current other-than-temporary impairment analysis indicated that the Bancorp’s two pooled trust preferred securities had no additional other-than-temporary impairment for the years ending December 31, 2021 and 2020.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2020	$173
Additions not previously recognized	-
Ending balance, December 31, 2021	$173

The Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2021 and 2020, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

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

At December 31, 2021 and 2020, the trust preferred securities with a cost basis of $2.2 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

Assets and Liabilities Measured at Fair Values on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2021 and 2020. Changes in Level 3 assets relate to the result of changes in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during all of 2021 and 2020. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$2,686	$-	$2,686	$-
Interest rate lock commitments	141	-	141	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,669	-	8,669	-
U.S. treasury securities	400	-	400	-
Collateralized mortgage obligations and residential mortgage-backed securities	184,701	-	184,701	-
Municipal securities	332,127	-	332,127	-
Collateralized debt obligations	992	-	-	992
Total securities available-for-sale	$526,889	$-	$525,897	$992

Liabilities:
Interest rate swap contracts	$2,686	$-	$2,686	$-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$3,638	$-	$3,638	$-
Interest rate lock commitments	374	-	374	-
Available-for-sale debt securities:
Money market fund	52,941	52,941	-	-
U.S. government sponsored entities	7,860	-	7,860	-
Collateralized mortgage obligations and residential mortgage-backed securities	154,736	-	154,736	-
Municipal securities	194,203	-	194,203	-
Collateralized debt obligations	929	-	-	929
Total securities available-for-sale	$410,669	$52,941	$356,799	$929

Liabilities:
Interest rate swap contracts	$3,638	$-	$3,638	$-

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, is presented below:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2020	$1,076
Principal payments	(20)
Total unrealized losses, included in other comprehensive income..	(127)
Ending balance, December 31, 2020	$929

Beginning balance, January 1, 2021	$929
Principal payments	(9)
Total unrealized gains, included in other comprehensive income	72
Ending balance, December 31, 2021	$992

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$896	$-	$-	$896
Foreclosed real estate	-	-	-	-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,046	$-	$-	$10,046
Foreclosed real estate	538	-	-	1,083

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

	December 31, 2021		Estimated Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$33,176	$33,176	$33,176	$-	$-
Certificates of deposit in other financial institutions	1,709	1,737	-	1,737	-
Loans held-for-sale	4,987	5,065	-	5,065	-
Loans receivable, net	953,377	951,744	-	-	951,744
Federal Home Loan Bank stock	3,247	3,247	-	3,247	-
Accrued interest receivable	5,444	5,444	-	5,444	-

Financial liabilities:
Non-interest bearing deposits	295,294	295,294	295,294	-	-
Interest bearing deposits	1,138,907	1,139,126	899,690	239,436	-
Repurchase agreements	14,581	14,579	12,842	1,737	-
Borrowed funds	-	-	-	-	-
Accrued interest payable	22	22	-	22	-

	December 31, 2020		Estimated Fair Value Measurements at December 31, 2020 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$19,922	$19,922	$19,922	$-	$-
Certificates of deposit in other financial institutions	1,897	1,868	-	1,868	-
Loans held-for-sale	11,329	11,660	11,660	-	-
Loans receivable, net	952,688	982,793	-	-	982,793
Federal Home Loan Bank stock	3,918	3,918	-	3,918	-
Accrued interest receivable	4,713	4,713	-	4,713	-

Financial liabilities:
Non-interest bearing deposits	241,620	241,620	241,620	-	-
Interest bearing deposits	1,060,719	1,061,294	775,891	285,403	-
Repurchase agreements	13,711	13,713	11,976	1,737	-
Borrowed funds	6,149	6,018	-	6,018	-
Accrued interest payable	54	54	-	54	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2021 and 2020:

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

Note 19 – Parent Company Only Statements

	(Dollars in thousands)
	Finward Bancorp
	Condensed Balance Sheets
	December 31,	December 31,
	2021	2020
Assets
Cash on deposit with Peoples Bank	$1,183	$805
Investment in Peoples Bank	153,772	149,695
Investment in NWIN Risk Management, Inc	1,970	1,775
Dividends receivable from Peoples Bank	1,070	1,070
Other assets	581	420
Total assets	$158,576	$153,765

Liabilities and stockholders’ equity
Dividends payable	$1,079	$1,074
Other liabilities	882	1,002
Total liabilities	1,961	2,076

Additional paid in capital	30,430	29,987
Accumulated other comprehensive (loss) income	4,276	10,441
Retained earnings	121,909	111,261
Total stockholders’ equity	156,615	151,689
Total liabilities and stockholders’ equity	$158,576	$153,765

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Income
	Year Ended December 31,
	2021	2020

Dividends from Peoples Bank	$4,880	$3,395
Operating expenses	448	413
Income before income taxes and equity in undistributed income of Peoples Bank	4,432	2,982
Income tax benefit	(94)	(86)
Income before equity in undistributed income of Peoples Bank	4,526	3,068
Equity in undistributed (distributions in excess of income) income of Peoples Bank	9,413	11,941
income of NWIN Risk Management, Inc	1,024	923
Net income	$14,963	$15,932

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2021	2020

Net Income	$14,963	$15,932
Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (loss) gain arising during the period	(5,816)	10,169
Less: reclassification adjustment for gains included in net income	(1,987)	(2,348)
Net securities gain during the period	(7,803)	7,821
Tax effect	1,638	(1,641)
Net of tax amount	(6,165)	6,180

Comprehensive income, net of tax	$8,798	$22,112

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Cash Flows
	Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net income	$14,963	$15,932
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of income (equity in undistributed income):
Peoples Bank	(9,413)	(11,941)
NWIN Risk Management, Inc	(1,024)	(923)

Distribution from NWIN Risk Management, Inc	830	884
Stock based compensation expense	574	415
Change in other assets	(161)	190
Change in other liabilities	(120)	433
Net cash - operating activities	5,649	4,990

Cash flows from investing activities:
Investment in Peoples Bank	(830)	-
Net cash - investing activities	(830)	-

Cash flows from financing activities:
Dividends paid	(4,310)	(4,291)
Net surrender value of restricted stock awards	(131)	(85)
Net cash - financing activities	(4,441)	(4,376)
Net change in cash	378	614
Cash at beginning of year	805	191
Cash at end of year	$1,183	$805

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	2,185	1,025
Noncash activities:
Dividends declared not paid	1,079	1,074

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Bancorp in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the Bancorp’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Bancorp’s internal control over financial reporting during the year ended December 31, 2021, that have materially affected or are reasonably likely to affect, the Bancorp’s internal control over financial reporting.

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

As of December 31, 2021, management assessed the effectiveness of the Bancorp’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Bancorp’s internal control over financial reporting was effective as of December 31, 2021, based on the criteria specified.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2021 with respect to the Bancorp’s existing equity compensation plans.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2021” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services (BKD, LLP PCAOB 686, Indianapolis, Indiana)

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements:

The following consolidated financial statements of the Bancorp and the reports of the Bancorp’s independent registered public accounting firm are included in Part II, Item 8 of this Form 10-K:

(2)   Financial Statement Schedules: Not Applicable.

(3)   Exhibits:

Exhibit

Number         Description

2.1 @	Agreement and Plan of Merger by and among Finward Bancorp and Royal Financial, Inc. dated July 28, 2021 (incorporated herein by reference to Exhibit 2.1 of the Bancorp’s Form 8-K dated July 29, 2021).

3.1	Restated Articles of Incorporation of Finward Bancorp (incorporated herein by reference to Exhibit 3.1 of the Bancorp’s Form 8-K dated March 2, 2022).

3.2	Amended and Restated By-Laws of Finward Bancorp (Amended and Restated as of May 24, 2021) (incorporated herein by reference to Exhibit 3.2 of the Bancorp’s Form 8-K dated May 24, 2021).

10.1 *	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 10-K filed on March 5, 2019).

10.2 *

Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-K filed on March 5, 2019).

10.3 *	Amended and Restated 2015 Stock Option and Incentive Plan of Finward Bancorp (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated March 2, 2022).

10.4 *	Form of Nonqualified Stock Option Agreement under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan.

10.5 *	Form of Incentive Stock Option Agreement under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan.

10.6 *	Form of Agreement for Restricted Stock under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan.

10.7 *

Employment Agreement, dated June 28, 2021, by and among Finward Bancorp, Peoples Bank and David A. Bochnowski (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated July 1, 2021).

10.8 *

Employment Agreement between Finward Bancorp, Peoples Bank, and Benjamin J. Bochnowski dated August 1, 2017 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated August 4, 2017).

10.9 *

First Amendment to Employment Agreement between Finward Bancorp, Peoples Bank, and Benjamin J. Bochnowski dated as of July 27, 2018 (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated July 30, 2018).

10.10 *

Second Amendment to Employment Agreement between Finward Bancorp, Peoples Bank, and Benjamin J. Bochnowski dated as of March 15, 2021 (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 8-K dated March 17, 2021).

10.11 *

Third Amendment to Employment Agreement between Finward Bancorp, Peoples Bank, and Benjamin J. Bochnowski dated as of May 3, 2021 (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated May 5, 2021).

10.12 *

Form of Non-Solicitation and Confidentiality Agreement between Peoples Bank and each of its Executive Officers (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-Q filed on May 9, 2018).

10.13 *	Finward Bancorp Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 10-Q filed on October 29, 2019).

10.14 *	Finward Bancorp Executive Incentive Plan

16.1	Letter to Securities and Exchange Commission from Plante & Moran, PLLC dated September 23, 2020 (incorporated herein by reference to Exhibit 16.1 of the Bancorp’s Form 8-K dated September 23, 2020).

13	2021 Annual Report to Shareholders.

21	Subsidiaries of the Bancorp.

23.1	BKD, LLP – Consent of Independent Registered Public Accounting Firm.

23.2	Plante & Moran, PLLC - Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2021, formatted in an Inline XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

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

FINWARD BANCORP

By:	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and
Chief Executive Officer

Date: March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2022:

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