Form 10-Q
period 2022-03-31
Finward Bancorp
filed 2022-05-16
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2022 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______ to ______

Commission File Number: 0-26128

Finward Bancorp

(Exact name of registrant as specified in its charter)

Indiana	35-1927981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9204 Columbia Avenue, Munster, Indiana	46321
(Address of principal executive offices)	(ZIP code)

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

There were 4,294,709 shares of the registrant’s Common Stock, without par value, outstanding at May 16, 2022.

Finward Bancorp

Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

PART II. Other Information	39

SIGNATURES	40

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

Part I – Financial Information

Item 1. Financial Statements

Finward Bancorp

Consolidated Balance Sheet

	March 31, 2022	December 31,
(Dollars in thousands)	(unaudited)	2021

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$21,262	$12,725
Interest bearing deposits in other financial institutions	31,420	19,987
Federal funds sold	1,819	464

Total cash and cash equivalents	54,501	33,176

Certificates of deposit in other financial institutions	1,731	1,709

Securities available-for-sale	464,320	526,889
Loans held-for-sale	1,420	4,987
Loans receivable, net of deferred fees and costs	1,439,728	966,720
Less: allowance for loan losses	(13,387)	(13,343)
Net loans receivable	1,426,341	953,377
Federal Home Loan Bank stock	3,038	3,247
Accrued interest receivable	7,427	5,444
Premises and equipment	45,773	31,385
Cash value of bank owned life insurance	31,378	31,440
Goodwill	22,774	11,109
Other intangible assets	5,998	3,126
Other assets	33,144	14,854

Total assets	$2,097,845	$1,620,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$380,515	$295,294
Interest bearing	1,514,696	1,138,907
Total	1,895,211	1,434,201
Repurchase agreements	23,239	14,581
Borrowed funds	5	-
Accrued expenses and other liabilities	21,753	15,346

Total liabilities	1,940,208	1,464,128

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: March 31, 2022 - 4,294,136 December 31, 2021 - 3,480,701	-	-
Additional paid-in capital	68,386	30,430
Accumulated other comprehensive (loss) income	(33,462)	4,276
Retained earnings	122,713	121,909

Total stockholders' equity	157,637	156,615

Total liabilities and stockholders' equity	$2,097,845	$1,620,743

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Income

(unaudited)

(Dollars in thousands)	Quarter Ended March 31,
	2022	2021
Interest income:
Loans receivable	$13,286	$10,746
Securities	2,597	1,961
Other interest earning assets	11	20

Total interest income	15,894	12,727

Interest expense:
Deposits	337	651
Repurchase agreements	16	10
Borrowed funds	6	20

Total interest expense	359	681

Net interest income	15,535	12,046
Provision for loan losses	-	578

Net interest income after provision for loan losses	15,535	11,468

Noninterest income:
Fees and service charges	1,304	1,066
Gain on sale of loans held-for-sale, net	607	2,049
Wealth management operations	595	607
Gain on sale of securities, net	381	417
Increase in cash value of bank owned life insurance	252	169
Gain (loss) on sale of foreclosed real estate	-	(9)
Other	5	14

Total noninterest income	3,144	4,313

Noninterest expense:
Compensation and benefits	7,367	5,685
Data processing	3,054	674
Occupancy and equipment	1,500	1,372
Marketing	651	199
Federal deposit insurance premiums	219	180
Other	3,478	2,383

Total noninterest expense	16,269	10,493

Income before income tax expenses	2,410	5,288
Income tax expenses	275	745

Net income	$2,135	$4,543

Earnings per common share:
Basic	$0.53	$1.31
Diluted	$0.53	$1.31

Dividends declared per common share	$0.31	$0.31

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021

Net income	$2,135	$4,543

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized loss arising during the period	(47,389)	(7,761)
Less: reclassification adjustment for gains included in net income	(381)	(417)
Net securities loss during the period	(47,770)	(8,178)
Tax effect	10,032	1,717
Other comprehensive loss, net of tax	(37,738)	(6,461)

Comprehensive loss, net of tax	(35,603)	(1,918)

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Changes in Stockholder's Equity

(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2021	$-	$29,987	$10,441	$111,261	$151,689

Net income	-	-	-	4,543	4,543
Other comprehensive loss, net of tax	-	-	(6,461)	-	(6,461)
Net surrender value of 1,711 restricted stock awards	-	(68)	-	-	(68)
Stock-based compensation expense	-	146	-	-	146
Cash dividends, $0.31 per share	-	-	-	(1,079)	(1,079)

Balance at March 31, 2021	$-	$30,065	$3,980	$114,725	$148,770

Balance at January 1, 2022	$-	$30,430	$4,276	$121,909	$156,615

Net income	-	-	-	2,135	2,135
Other comprehensive loss, net of tax	-	-	(37,738)	-	(37,738)
Net surrender value of 2,336 restricted stock awards	-	(115)	-	-	(115)
Stock-based compensation expense	-	169	-	-	169
Issuance of 795,423 shares at $47.75 per share, for acquisition of Royal Financial, Inc.	-	37,902	-	-	37,902
Cash dividends, $0.31 per share	-	-	-	(1,331)	(1,331)

Balance at March 31, 2022	$-	$68,386	$(33,462)	$122,713	$157,637

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,135	$4,543
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(15,664)	(49,083)
Sale of loans originated for sale	19,760	57,876
Depreciation and amortization, net of accretion	1,191	1,043
Stock based compensation expense	169	146
Gain on sale of securities, net	(381)	(417)
Gain on sale of loans held-for-sale, net	(582)	(2,026)
Loss on sale of foreclosed real estate	-	9
Gain on cash value of bank owned life insurance	(252)	(169)
Gain on derivatives	(25)	(23)
Provision for loan losses	-	578
Net change in:
Interest receivable	(1,983)	(284)
Other assets	1,504	2,643
Accrued expenses and other liabilities	(5,150)	1,558
Net cash provided by operating activities	722	16,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	223	423
Proceeds from maturities and pay downs of securities available-for-sale	9,225	27,287
Proceeds from sales of securities available-for-sale	16,236	6,904
Purchase of securities available-for-sale	(10,724)	(54,540)
Proceeds from bank owned life insurance	314	-
Net change in loans receivable	(20,094)	(4,331)
Proceeds of Federal Home Loan Bank Stock	1,512	-
Purchase of loans receivable	(2,113)	(2,989)
Purchase of premises and equipment, net	(1,219)	(379)
Proceeds from sale of foreclosed real estate	-	48
Cash and cash equivalents from acquisition activity, net	33,799	-
Net cash provided by (used in) investing activities	27,159	(27,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(14,025)	64,355
Repayment of FHLB advances	-	(6,000)
Net surrender value of restricted stock awards	(115)	(68)
Change in repurchase agreements and other borrowed funds	8,663	2,057
Dividends paid	(1,079)	(1,074)
Net cash (used in) provided by financing activities	(6,556)	59,270
Net change in cash and cash equivalents	21,325	48,087
Cash and cash equivalents at beginning of period	33,176	19,922
Cash and cash equivalents at end of period	$54,501	$68,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$339	$690
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$528,083	$-
Value of goodwill and other intangible assets	14,884	-
Fair value of liabilities assumed	486,340	-
Cash paid for acquisition	18,725	-
Issuance of common stock for acquisition	37,902	-
Noncash activities:
Dividends declared not paid	1,331	1,079
Securities purchased not settled	-	1,765

See accompanying notes to consolidated financial statements.

Finward Bancorp

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Finward Bancorp (the “Bancorp” or “FNWD”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, 1683 Real Estate LLC, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2022, and December 31, 2021, and the consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and consolidated statements of cash flows for the three months ended March 31, 2022, and 2021. The income reported for the three month period ended March 31, 2022, is not necessarily indicative of the results to be expected for the full year.

The Notes to the Consolidated Financial Statements appearing in Finward Bancorp’s Annual Report on Form 10-K (2021 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

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

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of the errors:

Consolidated Statement of Income

For the three months ending March 31, 2021	As Reported	Adjustment	As Revised
Compensation and benefits	$5,530	$155	$5,685
Total noninterest expense	10,338	155	10,493
Income before income tax expense	5,443	(155)	5,288
Income tax expenses	764	(19)	745
Net income	4,679	(136)	4,543
Earnings per common share:
Basic	1.35	(0.04)	1.31
Diluted	1.35	(0.04)	1.31

Consolidated Statements of Comprehensive Income (Loss)

For the three months ending March 31, 2021	As Reported	Adjustment	As Revised
Net income	$4,679	$(136)	$4,543
Comprehensive income, net of tax	(1,782)	(136)	(1,918)

Consolidated Statements of Changes in Stockholders' Equity

Balance at January 1, 2021	As Reported	Adjustment	As Revised
Retained earnings	$112,494	$(1,233)	$111,261
Total equity	152,922	(1,233)	151,689

For the three months ending March 31, 2021
Net income	4,679	(136)	4,543
Retained earnings	116,094	(1,369)	114,725
Total equity	150,139	(1,369)	148,770

Consolidated Statements of Cash Flows

For the three months ending March 31, 2021	As Reported	Adjustment	As Revised
Net income	$4,679	$(136)	$4,543
Net change in other assets	2,662	(19)	2,643
Net cash - operating activities	16,549	(155)	16,394
Net change in loan	(4,486)	155	(4,331)
Net cash - investing activities	(27,732)	155	(27,577)

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

Note 3 - Acquisition Activity

On January 31, 2022, Finward Bancorp (“Finward”) completed its previously announced acquisition of Royal Financial, Inc., a Delaware corporation (“RYFL”), pursuant to an Agreement and Plan of Merger dated July 28, 2021 (the “Merger Agreement”) between Finward and RYFL. The stockholders of both Finward and RYFL approved the Merger Agreement at the respective stockholder meetings of the companies held on December 13, 2021. Pursuant to the Merger Agreement, RYFL merged with and into Finward, with Finward as the surviving corporation (the “Merger”), and Royal Savings Bank, an Illinois state-chartered savings bank and wholly-owned subsidiary of RYFL, merged with and into Peoples Bank, the wholly-owned Indiana state-chartered commercial bank subsidiary of Finward, with Peoples Bank as the surviving bank.

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

As a result of RYFL stockholder stock and cash elections and the related allocation and proration provisions of the merger agreement, Finward issued 795,423 shares of its common stock and paid cash consideration of approximately $18.7 million in the Merger. Based on the January 28, 2022, closing price of $47.75 per share of Finward common stock, the transaction had an implied valuation of approximately $56.7 million. In connection with the acquisition, Robert W. Youman, was appointed to the boards of directors of Finward and Peoples Bank effective as of the closing of the Merger. RYFL had a home office and eight branch offices in Cook County and DuPage County, Illinois. The acquisition has further expanded the Bank’s banking center network in Cook County and DuPage County, Illinois.

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on the valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the Royal acquisition is allocated as follows:

ASSETS		LIABILITIES
Cash and due from banks	$52,524	Deposits
Investment securities, available for sale	-	Non-interest bearing	$32,095
Certificate of deposit in other financial institutions	245	NOW accounts	63,639
		Savings and money market	184,149
Total Loans	450,757	Certificates of deposits	195,153
		Total Deposits	475,036
Premises and equipment, net	13,848
FHLB stock	1,303	Interest payable	75
Goodwill	11,664	Other liabilities	11,228
Core deposit intangible	3,220
Interest receivable	1,836
Other assets	7,569
Total assets purchased	$542,966
Common shares issued	37,902
Cash paid	18,725
Total purchase price	$56,627	Total liabilities assumed	$486,339

Final estimates of fair value on the date of acquisition have not been finalized yet. Prior to the end of the one-year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively. If any adjustments are made to the preliminary assumptions (provisional amounts), disclosures will be made in the notes to the financial statements of the amounts recorded in the current period earnings by line item that have been recorded in previous reporting periods as if the adjustments to the provisional amounts had been recognized as of the acquisition date.

Goodwill of approximately $11.7 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, is expected to be recorded in the RYFL acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the RYFL acquisition will change.

Gross loans acquired during the RYFL transaction totaled $456.7 million. As of the three months ended March 31, 2022, the remaining outstanding principal of loans directly related to the RYFL acquisition total $443.8 million, of which $6.1 million are expected to be uncollectable.

Revenue, excluding all purchase accounting adjustments, attributed to RYFL totaled $3.2 million for the three months ended March 31, 2022.

The following pro-forma and earnings (unaudited) of the combined company are presented as if the RYFL merger had occurred on January 1, 2022 and January 1, 2021:

	For the three months ended	For the three months ended
(in thousands)	March 31, 2022	March 31, 2021
Selected Financial Data
Interest income	$17,589	$17,391
Interest expense	(460)	(1,191)
Recovery of (provision for) loan losses	-	(278)
Non-interest income	3,283	4,516
Non-interest expense (1)	(14,397)	(12,945)
Income before provision for income taxes	6,015	7,493
Income tax expense	(1,032)	(1,173)
Net income	$4,983	$6,320

Earnings per common share:
Basic	$1.24	$1.82
Diluted	$1.24	$1.82

(1)	Excludes $2.9 million in pre-tax merger expenses for the three months ended March 31, 2022.

As of the three months ended March 31, 2022, the Bancorp has recorded $2.9 million in pretax one-time merger expenses related to the RYFL acquisition, these expenses have been allocated to the following non-interest expense line items within the income statement:

Three months ended
Noninterest expense:	March 31, 2022
Compensation and benefits	$132
Data processing	1,929
Marketing	135
Other	656

Period merger expense	$2,852

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2022
U.S. government sponsored entities	$8,883	$-	$(681)	$8,202
U.S. treasury securities	199	-	-	199
Collateralized mortgage obligations and residential mortgage-backed securities	178,431	45	(14,353)	164,123
Municipal securities	317,000	1,727	(27,903)	290,824
Collateralized debt obligations	2,173	-	(1,201)	972
Total securities available-for-sale	$506,686	$1,772	$(44,138)	$464,320

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2021
U.S. government sponsored entities	$8,883	$-	$(214)	$8,669
U.S. treasury securities	400	-	-	400
Collateralized mortgage obligations and residential mortgage-backed securities	187,279	961	(3,539)	184,701
Municipal securities	322,750	9,904	(527)	332,127
Collateralized debt obligations	2,173	-	(1,181)	992
Total securities available-for-sale	$521,485	$10,865	$(5,461)	$526,889

The estimated fair value of available-for-sale debt securities at March 31, 2022, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
March 31, 2022	Basis	Value
Due in one year or less	$389	$390
Due from one to five years	1,759	1,763
Due from five to ten years	30,204	29,468
Due over ten years	295,903	268,576
Collateralized mortgage obligations and residential mortgage-backed securities	178,431	164,123
Total	$506,686	$464,320

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and trust preferred securities at March 31, 2022, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	0.00%	$-	0.00%	$8,202	1.00%	$-	0.00%	$8,202
AFS
U.S. treasury securities:
AFS	199	0.13%	-	0.00%	-	0.00%	-	0.00%	199
Municipal Securities:
AFS	191	4.84%	1,763	4.13%	21,266	3.56%	267,604	2.87%	290,824
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	972	1.57%	972
Totals	$390	2.43%	$1,763	4.13%	$29,468	2.85%	$268,576	2.87%	$300,197

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	March 31,	March 31,
	2022	2021

Proceeds	$16,236	$6,904
Gross gains	397	417
Gross losses	(16)	-

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2021	$4,276
Current period change	(37,738)
Ending balance, March 31, 2022	$(33,462)

Securities with market values of approximately $34.8 million and $39.5 million were pledged as of March 31, 2022, and December 31, 2021, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at March 31, 2022, and December 31, 2021, not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total		Percentage of
	Estimated		Estimated		Estimated		Total Portfolio
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	in Loss
	Value	Losses	Value	Losses	Value	Losses	Position
March 31, 2022
U.S. government sponsored entities	$-	$-	$8,202	$(681)	$8,202	$(681)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	99,994	(7,368)	60,792	(6,985)	160,786	(14,353)	98.0%
Municipal securities	232,220	(27,678)	2,594	(225)	234,814	(27,903)	80.7%
Collateralized debt obligations	-	-	972	(1,201)	972	(1,201)	100.0%
Total temporarily impaired	$332,214	$(35,046)	$72,560	$(9,092)	$404,774	$(44,138)	87.2%
Number of securities		384		33		417

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total		Percentage of
	Estimated		Estimated		Estimated		Total Portfolio
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	in Loss
	Value	Losses	Value	Losses	Value	Losses	Position
December 31, 2021
U.S. government sponsored entities	$8,669	$(214)	$-	$-	$8,669	$(214)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	126,373	(3,175)	8,109	(364)	134,482	(3,539)	72.8%
Municipal securities	70,309	(527)	-	-	70,309	(527)	21.2%
Collateralized debt obligations	-	-	992	(1,181)	992	(1,181)	100.0%
Total temporarily impaired	$205,351	$(3,916)	$9,101	$(1,545)	$214,452	$(5,461)	40.7%
Number of securities		133		5		138

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

Commercial Business. Although the Bancorp’s priority in extending various types of commercial business loans changes from time to time, the basic considerations in determining the makeup of the commercial business loan portfolio are economic factors, regulatory requirements and money market conditions. The Bancorp seeks commercial loan relationships from the local business community and from its present customers. Conservative lending policies based upon sound credit analysis governs the extension of commercial credit. The following loans, although not inclusive, are considered preferable for the Bancorp’s commercial loan portfolio: loans collateralized by liquid assets; loans secured by general use machinery and equipment; secured short‑term working capital loans to established businesses secured by business assets; short‑term loans with established sources of repayment and secured by sufficient equity and real estate; and unsecured loans to customers whose character and capacity to repay are firmly established.

Consumer Loans. The Bancorp offers consumer loans to individuals for personal, household or family purposes. Consumer loans are either secured by adequate collateral, or unsecured. Unsecured loans are based on the strength of the applicant’s financial condition. All borrowers must meet current underwriting standards. The consumer loan program includes both fixed and variable rate products.

Manufactured Homes. The Bancorp purchases fixed rate closed loans from a third party that are subject to Bancorp’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans have a reserve account held at the Bancorp.

Government Loans. The Bancorp is permitted to purchase non-rated municipal securities, tax anticipation notes and warrants within the local market area.

Loans receivable are summarized below:

(Dollars in thousands)
	March 31, 2022	December 31, 2021
Loans secured by real estate:
Residential real estate	$444,753	$260,134
Home equity	34,284	34,612
Commercial real estate	408,375	317,145
Construction and land development	150,810	123,822
Multifamily	234,267	61,194
Total loans secured by real estate	1,272,489	796,907
Commercial business	112,396	115,772
Consumer	924	582
Manufactured homes	38,636	37,887
Government	8,176	8,991
Loans receivable	1,432,621	960,139
Add (less):
Net deferred loan origination costs	6,700	6,810
Undisbursed loan funds	407	(229)
Loans receivable, net of deferred fees and costs	$1,439,728	$966,720

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2022:

Allowance for loan losses:
Residential real estate	$2,480	$-	$21	$(8)	$2,493
Home equity	357	-	-	(3)	354
Commercial real estate	5,515	-	-	15	5,530
Construction and land development	2,119	-	-	16	2,135
Multifamily	848	-	-	41	889
Commercial business	2,009	-	31	(99)	1,941
Consumer	15	(10)	2	38	45
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$13,343	$(10)	$54	$-	$13,387

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2021:

Allowance for loan losses:
Residential real estate	$2,211	$(4)	$10	$(41)	$2,176
Home equity	276	(1)	-	34	309
Commercial real estate	5,406	-	-	320	5,726
Construction and land development	1,405	-	-	182	1,587
Multifamily	626	-	-	54	680
Commercial business	2,508	-	8	36	2,552
Consumer	26	(6)	4	(7)	17
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$12,458	$(11)	$22	$578	$13,047

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as an origination cost to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $5.5 million and $5.8 million as of March 31, 2022 and December 31, 2021, respectively, and is included in net deferred loan origination fees and costs.

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at March 31, 2022:

Residential real estate	$17	$2,476	$444,753	$753	$2,908	$441,092
Home equity	4	350	34,284	135	134	34,015
Commercial real estate	440	5,090	408,375	1,496	2,965	403,914
Construction and land development	-	2,135	150,810	-	804	150,006
Multifamily	-	889	234,267	-	3,302	230,965
Commercial business	259	1,682	112,396	501	1,061	110,834
Consumer	-	45	924	-	21	903
Manufactured homes	-	-	38,636	-	-	38,636
Government	-	-	8,176	-	-	8,176
Total	$720	$12,667	$1,432,621	$2,885	$11,195	$1,418,541

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2021:

Residential real estate	$17	$2,463	$260,134	$755	$1,016	$258,363
Home equity	4	353	34,612	147	137	34,328
Commercial real estate	386	5,129	317,145	1,600	-	315,545
Construction and land development	-	2,119	123,822	-	-	123,822
Multifamily	-	848	61,194	-	556	60,638
Commercial business	277	1,732	115,772	524	1,073	114,175
Consumer	-	15	582	-	-	582
Manufactured homes	-	-	37,887	-	-	37,887
Government	-	-	8,991	-	-	8,991
Total	$684	$12,659	$960,139	$3,026	$2,782	$954,331

The Bancorp's credit quality indicators are summarized below at March 31, 2022 and December 31, 2021:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	March 31, 2022
(Dollars in thousands)	1-6	7	8

Loan Segment	Pass	Special mention	Substandard	Total
Residential real estate	$435,814	$2,308	$6,631	$444,753
Home equity	33,234	415	635	34,284
Commercial real estate	390,533	11,391	6,451	408,375
Construction and land development	146,407	4,403	-	150,810
Multifamily	229,705	1,532	3,030	234,267
Commercial business	108,605	3,395	396	112,396
Consumer	924	-	-	924
Manufactured homes	38,577	59	-	38,636
Government	8,176	-	-	8,176
Total	$1,391,975	$23,503	$17,143	$1,432,621

	December 31, 2021
(Dollars in thousands)	1-6	7	8

Loan Segment	Pass	Special mention	Substandard	Total
Residential real estate	$253,472	$2,940	$3,722	$260,134
Home equity	33,565	415	632	34,612
Commercial real estate	301,572	12,011	3,562	317,145
Construction and land development	120,192	3,630	-	123,822
Multifamily	60,657	153	384	61,194
Commercial business	113,470	1,915	387	115,772
Consumer	582	-	-	582
Manufactured homes	37,828	59	-	37,887
Government	8,991	-	-	8,991
Total	$930,329	$21,123	$8,687	$960,139

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

During the three months ending March 31, 2022, four residential real estate loans totaling $194 thousand and one home equity loan totaling $7 thousand, were modified to include deferral of principal resulting troubled debt restructuring classification. During the three months ending March 31, 2021, two residential real estate loans to one customer totaling $150 thousand were modified to included deferral of principal resulting troubled debt restructuring classification. One residential real estate trouble debt restructuring loan totaling $39 thousand had subsequently defaulted during the three months ending March 31, 2021. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp's individually evaluated impaired loans are summarized below:

(Dollars in thousands)				For the three months ended
(unaudited)	As of March 31, 2022			March 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$3,575	$5,070	$-	$2,629	$30
Home equity	248	263	-	255	7
Commercial real estate	3,610	3,722	-	2,188	10
Construction and land development	804	920	-	460	-
Multifamily	3,302	4,241	-	2,036	-
Commercial business	1,247	1,363	-	1,226	15
Consumer	21	21	-	11	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$86	$86	$17	$87	$3
Home equity	21	21	4	22	1
Commercial real estate	851	852	440	843	-
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Commercial business	315	377	259	354	16
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$3,661	$5,156	$17	$2,716	$33
Home equity	$269	$284	$4	$277	$8
Commercial real estate	$4,461	$4,574	$440	$3,031	$10
Construction & land development	$804	$920	$-	$460	$-
Multifamily	$3,302	$4,241	$-	$2,036	$-
Commercial business	$1,562	$1,740	$259	$1,580	$31
Consumer	$21	$21	$-	$11	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

				For the three months ended
	As of December 31, 2021			March 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,683	$3,017	$-	$1,817	$22
Home equity	262	275	-	341	4
Commercial real estate	765	765	-	1,174	12
Construction & land development	-	-	-	-	-
Multifamily	556	647	-	708	5
Commercial business	1,205	1,324	-	1,467	18
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$88	$88	$17	$217	$5
Home equity	22	22	4	12	-
Commercial real estate	835	835	386	5,549	50
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Commercial business	392	392	277	737	11
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,771	$3,105	$17	$2,034	$27
Home equity	$284	$297	$4	$353	$4
Commercial real estate	$1,600	$1,600	$386	$6,723	$62
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$556	$647	$-	$708	$5
Commercial business	$1,597	$1,716	$277	$2,204	$29
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
March 31, 2022
Residential real estate	$3,056	$1,388	$3,528	$7,972	$436,781	$444,753	$117
Home equity	37	18	534	589	33,695	34,284	-
Commercial real estate	1,665	805	1,015	3,485	404,890	408,375	163
Construction and land development	2,513	-	-	2,513	148,297	150,810	-
Multifamily	55	18	111	184	234,083	234,267	-
Commercial business	970	-	583	1,553	110,843	112,396	214
Consumer	-	-	-	-	924	924	-
Manufactured homes	316	204	-	520	38,116	38,636	-
Government	-	-	-	-	8,176	8,176	-
Total	$8,612	$2,433	$5,771	$16,816	$1,415,805	$1,432,621	$494

December 31, 2021
Residential real estate	$2,507	$824	$2,142	$5,473	$254,661	$260,134	$31
Home equity	169	67	565	801	33,811	34,612	34
Commercial real estate	231	1,960	944	3,135	314,010	317,145	91
Construction and land development	5,148	283	-	5,431	118,391	123,822	-
Multifamily	-	-	109	109	61,085	61,194	-
Commercial business	573	1,594	242	2,409	113,363	115,772	49
Consumer	-	3	-	3	579	582	-
Manufactured homes	633	171	-	804	37,083	37,887	-
Government	-	-	-	-	8,991	8,991	-
Total	$9,261	$4,902	$4,002	$18,165	$941,974	$960,139	$205

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	March 31, 2022	December 31, 2021
Residential real estate	$5,710	$4,651
Home equity	620	623
Commercial real estate	1,263	940
Construction and land development	-	-
Multifamily	447	455
Commercial business	374	387
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$8,414	$7,056

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At March 31, 2022, total purchased credit impaired loans with unpaid principal balances totaled $13.2 million with a recorded investment of $11.2 million. At December 31, 2021, total purchased credit impaired loans with unpaid principal balances totaled $4.2 million with a recorded investment of $2.8 million

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $6.4 million at March 31, 2022, compared to $1.1 million at December 31, 2021.

Accretable yield, or income recorded for the three months ended March 31, is as follows:

(dollars in thousands)	Total
2021	$305
2022	107

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
Remainder 2022	$719
2023	804
2024	623
2025	605
2026 and thereafter	3,671
Total	$6,422

Note 6 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $11.7 million with the acquisition of Royal, and also maintains goodwill balances totaling $11.1 million from prior acquisitions. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded. Goodwill totaled $22.8 million and $11.1 million as of March 31, 2022 and December 31, 2021, respectively.

In addition to goodwill, a core deposit intangible was established with the acquisition of Royal and from previous acquisitons. The Bancorp had core deposit intangible balances of $6.0 million and $3.1 million as of March 31, 2022, and December 31, 2021, respectively. The table below summarizes the annual amortization:

The amortization recorded for the three months ended March 31, is as follows:

(dollars in thousands)	Total
2021	$248
2022	$347

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	Total
Current year	1,205
2023	1,522
2024	1,411
2025	688
5 years and thereafter	1,172
Total	$5,998

For the Royal acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $1.0 million. Approximately $129 thousand of amortization was taken as income during the three months ended March 31, 2022. It is estimated amortization to be recorded in future periods is as follows, an additional $412 thousand in 2022, $217 thousand in 2023, $124 thousand in 2024, $72 thousand in 2025, and $55 thousand thereafter.

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

Note 8 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2022, and 2021 are as follows:

(dollars in thousands except per share data)	Period ended March 31,
	2022	2021
Basic earnings per common share:
Net income as reported	$2,135	$4,543
Weighted average common shares outstanding	4,020,815	3,471,604
Basic earnings per common share	$0.53	$1.31

Diluted earnings per common share:
Net income as reported	$2,135	$4,543
Weighted average common shares outstanding	4,020,815	3,471,604
Weighted average common and dilutive potential common shares outstanding	4,020,815	3,471,604
Diluted earnings per common share	$0.53	$1.31

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended March 31, 2022, stock based compensation expense of $169 thousand was recorded, compared to $146 thousand for the three months ended March 31, 2021. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $1.6 million through 2025 with an weighted average life of 1.9 years.

There were 18,891 shares of restricted stock granted during the first three months of 2022 compared to 17,716 shares granted during the first three months of 2021. Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the three months ended March 31, 2022, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	44,235	$42.33
Granted	18,891	47.96
Vested	(10,863)	41.56
Forfeited	(513)	44.17
Non-vested at March 31, 2022	51,750	$44.53

Note 10 – Change in Accounting Principles

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

In October 2021, the FASB issued ASU 2021-08 related to accounting for acquired revenue contracts with customers in a business combination. The amendments in this update address diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognition for the acquirer. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2023, and we do not expect it to have a material effect on our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01 related to the portfolio layer method of hedge accounting. The amendments in this update clarify the accounting and promote consistency in reporting for hedges where the portfolio layer method is applied. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. As we currently do not have items accounted for under the portfolio layer method of hedge accounting, we do not expect the update to have an effect on our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by companies that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross writeoffs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities that have adopted the CECL accounting standard. Early adoption, however, is permitted if an entity has adopted the CECL accounting standard. The Bancorp is assessing ASU 2022-02 and its impact on its accounting and disclosures.

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

The following table shows the amounts of non-hedging derivative financial instruments:

March 31, 2022
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notational or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$93,890	Other assets	$4,990	Other liabilties	$4,990
Interest rate lock commitments	8,738	Other assets	166	N/A	-
Total	$102,628		$5,156		$4,990

December 31, 2021
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notational or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$94,154	Other assets	$2,686	Other liabilties	$2,686
Interest rate lock commitments	7,837	Other assets	141	N/A	-
Total	$101,991		$2,827		$2,686

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Three Months Ended
		March 31,
(Dollars in thousands)	Statement of Income Classification	2022	2021
Interest rate swap contracts	Fees and service charges	$-	$(13)
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	25	23
Total		$25	$10

The following table shows the offsetting of financial assets and derivative assets:

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts of Assets Presented in the Statement	Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Recognized Assets	Financial Condition	of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2022
Interest rate swap contracts	$4,990	$-	$4,990	$-	$-	$4,990
Interest rate lock commitments	166	-	166	-	-	166
Total	$5,156	$-	$5,156	$-	$-	$5,156

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts of Liabilities Presented in the Statement	Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Recognized Liabilities	Financial Condition	of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2021
Interest rate swap contracts	$2,686	$-	$2,686	$-	$-	$2,686
Interest rate lock commitments	141	-	141	-	-	141
Total	$2,827	$-	$2,827	$-	$-	$2,827

The following table shows the offsetting of financial liabilities and derivative liabilities:

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts of Liabilities Presented in the Statement of	Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Recognized Liabilities	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2022
Interest rate swap contracts	$4,990	$-	$4,990	$-	$3,930	$1,060
Total	$4,990	$-	$4,990	$-	$3,930	$1,060

	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts of Liabilities Presented in the Statement of	Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Recognized Liabilities	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2021
Interest rate swap contracts	$2,686	$-	$2,686	$-	$3,930	$(1,244)
Total	$2,686	$-	$2,686	$-	$3,930	$(1,244)

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its pooled trust preferred securities. The analysis is performed annually during December and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with GAAP. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral was performed. Based on current market conditions and a review of the trustee reports, management performed an analysis of the pooled trust preferred securities and no additional impairment was taken at December 31, 2021. A specialist will be used to review all pooled trust preferred securities again at December 31, 2022.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2021	$173
Additions not previously recognized	-
Ending balance,March 31, 2022	$173

At March 31, 2022, trust preferred securities with a cost basis of $2.2 million continue to be in “payment in kind” status. These trust preferred securities classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these trust preferred securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2022. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$4,990	$-	$4,990	$-
Interest rate lock commitments	166	-	166	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,202	-	8,202	-
U.S. treasury securities	199	-	199	-
Collateralized mortgage obligations and residential mortgage-backed securities	164,123	-	164,123	-
Municipal securities	290,824	-	290,824	-
Collateralized debt obligations	972	-	-	972
Total securities available-for-sale	$464,320	$-	$463,348	$972

Liabilities:
Interest rate swap contracts	$4,990	$-	$4,990	$-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$2,686	$-	$2,686	$-
Interest rate lock commitments	141	-	141	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,669	-	8,669	-
U.S. treasury securities	400	-	400	-
Collateralized mortgage obligations and residential mortgage-backed securities	184,701	-	184,701	-
Municipal securities	332,127	-	332,127	-
Collateralized debt obligations	992	-	-	992
Total securities available-for-sale	$526,889	$-	$525,897	$992

Liabilities:
Interest rate swap contracts	$2,686	$-	$2,686	$-

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2021	$929
Principal payments	(5)
Total unrealized losses, included in other comprehensive income	20
Ending balance, March 31, 2021	$944

Beginning balance, January 1, 2022	$992
Principal payments	-
Total unrealized gains, included in other comprehensive income	(20)
Ending balance, March 31, 2022	$972

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$151	$-	$-	$151

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$896	$-	$-	$896

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

	March 31, 2022		Estimated Fair Value Measurements at March 31, 2022 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$54,501	$54,501	$54,501	$-	$-
Certificates of deposit in other financial institutions	1,731	1,650	-	1,650	-
Loans held-for-sale	1,420	1,445	-	1,445	-
Loans receivable, net	1,426,341	1,382,030	-	-	1,382,030
Federal Home Loan Bank stock	3,038	3,038	-	3,038	-
Accrued interest receivable	7,427	7,427	-	7,427	-

Financial liabilities:
Non-interest bearing deposits	380,515	380,515	380,515	-	-
Interest bearing deposits	1,514,696	1,513,699	1,084,309	429,390	-
Repurchase agreements	23,239	23,150	12,939	10,211	-
Borrowed funds	5	5	5	-	-
Accrued interest payable	42	42	-	42	-

	December 31, 2021		Estimated Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$33,176	$33,176	$33,176	$-	$-
Certificates of deposit in other financial institutions	1,709	1,737	-	1,737	-
Loans held-for-sale	4,987	5,065	-	5,065	-
Loans receivable, net	953,377	951,744	-	-	951,744
Federal Home Loan Bank stock	3,247	3,247	-	3,247	-
Accrued interest receivable	5,444	5,444	-	5,444	-

Financial liabilities:
Non-interest bearing deposits	295,294	295,294	295,294	-	-
Interest bearing deposits	1,138,907	1,139,126	899,690	239,436	-
Repurchase agreements	14,581	14,579	12,842	1,737	-
Borrowed funds	-	-	-	-	-
Accrued interest payable	22	22	-	22	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended March 31, 2022, and December 31, 2021:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (the “Bank”), an Indiana commercial bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2022, as compared to December 31, 2021, and the results of operations for the three months ending March 31, 2022, and March 31, 2021. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

At March 31, 2022, the Bancorp had total assets of $2.1 billion, total loans receivable, net of deferred fees and costs of $1.4 billion and total deposits of $1.9 billion. Stockholders' equity totaled $157.6 million or 7.51% of total assets, with a book value per share of $36.71. Net income for the three months ended March 31, 2022, was $2.1 million, or $0.53 earnings per common share for both basic and diluted calculations. For the three months ended March 31, 2022, the return on average assets (ROA) was 0.44%, while the return on average stockholders’ equity (ROE) was 5.01%.

Recent Developments

Acquisition of Royal Financial, Inc. On January 31, 2022, the Bancorp completed its acquisition of Royal Financial, Inc. (“RYFL”) pursuant to an Agreement and Plan of Merger dated July 28, 2021 (the “Merger Agreement”) between the Bancorp and RYFL. Pursuant to the terms of the Merger Agreement, RYFL merged with and into the Bancorp, with the Bancorp as the surviving corporation (the “RYFL Merger”). Simultaneous with the RYFL Merger, Royal Savings Bank, an Illinois state-chartered savings bank and wholly-owned subsidiary of RYFL, merged with and into the Bank, with the Bank as the surviving institution.

Under the terms of the Merger Agreement, RYFL stockholders who owned 101 or more shares of RYFL common stock were permitted to elect to receive either 0.4609 shares of Finward common stock or $20.14 in cash, or a combination of both, for each share of RYFL common stock owned, subject to proration and allocation provisions such that 65% of the shares of RYFL common stock outstanding immediately prior to the closing of the merger were converted into the right to receive shares of Finward common stock and the remaining 35% of the outstanding RYFL shares were converted into the right to receive cash. Stockholders holding less than 101 shares of RYFL common stock received fixed consideration of $20.14 in cash and no stock consideration for each share of RYFL common stock.

As a result of RYFL stockholder stock and cash elections and the related allocation and proration provisions of the Merger Agreement, Finward issued 795,423 shares of its common stock and paid cash consideration of approximately $18.7 million in the RYFL Merger. Based on the January 28, 2022 closing price of $47.75 per share of Finward common stock, the transaction had an implied valuation of approximately $56.7 million. The acquisition further expanded the Bank’s banking center network in Cook County and DuPage County, Illinois, expanding the Bank’s full-service retail banking network.

Financial Condition

During the three months ended March 31, 2022, total assets increased by $477.1 million (29.4%), with interest-earning assets increasing by $419.5 million (27.5%). Interest-earning assets totaled $1.9 billion at March 31, 2022, and $1.5 billion at December 31, 2021. Earning assets represented 92.6% of total assets at March 31, 2022, and 94.0% of total assets at December 31, 2021. The increase in total assets and interest earning assets for the three months was primarily the result of the acquisition of Royal.

Net loans receivable totaled $1.4 billion at March 31, 2022, compared to $966.7 million at December 31, 2021. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	(unaudited)
	March 31,		December 31,
(Dollars in thousands)	2022		2021
	Balance	% Loans	Balance	% Loans

Residential real estate	$444,753	31.0%	260,134	33.0%
Home equity	34,284	2.4%	34,612	5.4%
Commercial real estate	408,375	28.5%	317,145	31.2%
Construction and land development	150,810	10.5%	123,822	9.7%
Multifamily	234,267	16.4%	61,194	5.7%
Consumer	924	0.1%	582	0.1%
Manufactured Homes	38,636	2.7%	37,887	1.8%
Commercial business	112,396	7.8%	115,772	11.4%
Government	8,176	0.6%	8,991	1.7%
Loans receivable	1,432,621	100.0%	960,139	100.0%
Plus
Net deferred loans origination costs	6,700		6,810
Undisbursed loan funds	407		(229)
Loans receivable, net of deferred fees and costs	$1,439,728		$966,720

Adjustable rate loans / loans receivable	$654,902	45.7%	$542,975	56.6%

	(unaudited)
	March 31,	December 31,
	2022	2021

Loans receivable to total assets	68.6%	59.6%
Loans receivable to earning assets	74.1%	63.4%
Loans receivable to total deposits	76.0%	67.4%

The following table sets forth certain information at March 31, 2022, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$9,363	$34,561	$107,164	$293,665	444,753
Home equity	3,767	21,328	8,826	363	34,284
Commercial real estate	22,631	111,991	270,678	3,075	408,375
Construction and land development	29,207	41,187	63,310	17,106	150,810
Multifamily	16,915	104,713	110,556	2,083	234,267
Farmland	-	-	-	-	-
Consumer	35	861	28	-	924
Manufactured Homes	-	59	10,760	27,817	38,636
Commercial business	44,914	51,377	15,585	520	112,396
Government	195	3,211	4,770	-	8,176
Total loans receivable	$127,027	$369,288	$591,677	$344,629	$1,432,621

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the three months ended March 31, 2022, the Bancorp originated $15.7 million in new fixed rate mortgage loans for sale, compared to $49.1 million during the three months ended March 31, 2021. Net gains realized from the mortgage loan sales totaled $607 thousand for the three months ended March 31, 2022, compared to $2.0 million for the three months ended March 31, 2021. At March 31, 2022, the Bancorp had $1.4 million in loans that were classified as held for sale, compared to $5.0 million at December 31, 2021.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At March 31, 2022, all non-performing loans are also accounted for on a non-accrual basis, except for two commercial business loans totaling $213 thousand, two commercial real estate loans totaling $163 thousand, and two residential real estate loans totaling $117 thousand that remained accruing and more than 90 days past due. The Bancorp at times will continue to classify loans as accruing, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in process of being collected.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	March 31, 2022	December 31, 2021
Residential real estate	$5,827	$4,682
Home equity	620	657
Commercial real estate	1,426	1,031
Construction and land development	-	-
Multifamily	447	455
Commercial business	588	436
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$8,908	$7,261
Nonperforming loans to total loans	0.62%	0.75%
Nonperforming loans to total assets	0.42%	0.45%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2022 or December 31, 2021.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	March 31, 2022	December 31, 2021
Residential real estate	$6,631	$3,722
Home equity	635	632
Commercial real estate	6,451	3,562
Construction and land development	-	-
Multifamily	3,030	384
Commercial business	396	387
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total.	$17,143	$8,687

The increase in substandard loans is the result of loans acquired pursuant to the RYFL acquisition.

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	March 31, 2022	December 31, 2021
Residential real estate	$2,308	$2,940
Home equity	415	415
Commercial real estate	11,391	12,011
Construction and land development	4,403	3,630
Multifamily	1,532	153
Commercial business	3,395	1,915
Consumer	-	-
Manufactured homes	59	59
Government	-	-
Total	$23,503	$21,123

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:
(Dollars in thousands)	(unaudited)
Loan Segment	March 31, 2022	December 31, 2021
Residential real estate	$3,661	$1,771
Home equity	269	284
Commercial real estate	4,461	1,600
Construction and land development	804	-
Multifamily	3,302	556
Commercial business	1,562	1,597
Consumer	21	-
Manufactured homes	-	-
Government	-	-
Total	$14,080	$5,808

The increase in impaired loans is the result of purchase credit impaired loans acquired pursuant to the RYFL acquisition.

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

The Bancorp's troubled debt restructured loans are summarized below:
(Dollars in thousands)	(unaudited)
Loan Segment	March 31, 2022	December 31, 2021
Residential real estate	$532	$342
Home equity	88	83
Commercial real estate	645	747
Construction and land development	-	-
Multifamily	-	-
Commercial business	681	694
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$1,946	$1,866

At March 31, 2022, management is of the opinion that there are no loans, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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
(Dollars in thousands)
	(unaudited)
Loan Segment	March 31, 2022	March 31, 2021
Residential real estate	$(8)	$(41)
Home equity	(3)	34
Commercial real estate	15	320
Construction and land development	16	182
Multifamily	41	54
Commercial business	(99)	36
Consumer	38	(7)
Manufactured homes	-	-
Government	-	-
Total	$-	$578

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	As of March 31, 2022
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$21	$21
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Commercial business	-	31	31
Consumer	(10)	2	(8)
Manufactured homes	-	-
Government	-	-	-
Total	$(10)	$54	$44

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	As of March 31, 2021
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(4)	$10	$6
Home equity	(1)	-	(1)
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	8	8
Consumer	(6)	4	(2)
Manufactured homes	-	-
Government	-	-	-
Total	$(11)	$22	$11

The Bancorp's allowance to total loans and non-performing loans are summarized below:
(Dollars in thousands)	(unaudited)
	March 31, 2022	December 31, 2021

Allowance for loan losses	$13,387	$13,343
Total loans	$1,439,728	$966,720
Non-performing loans	$8,908	$7,261
ALL-to-total loans	0.93%	1.38%
ALL-to-non-performing loans (coverage ratio)	150.3%	183.8%

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers additional reserves that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At March 31, 2022, total purchased credit impaired loan reserves totaled $2.0 million compared to $1.4 million at December 31, 2021. Additionally, the Bancorp has acquired loans where there was no evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired and totaled $6.4 million at March 31, 2022, compared to $1.1 million at December 31, 2021. Details on these fair value marks and the additional reserves created can be found in Note 5, Loans Receivable.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $464.3 million at March 31, 2022, compared to $526.9 million at December 31, 2021, an increase of $62.6 million (11.9%). The decrease is attributable to increased unrealized losses within the portfolio and a return of liquidity from the securities portfolio. At March 31, 2022, the securities portfolio represented 23.9% of interest-earning assets and 22.1% of total assets compared to 34.6% of interest-earning assets and 32.5% of total assets at December 31, 2021.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	(unaudited)
	March 31,		December 31,
(Dollars in thousands)	2022		2021
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$8,202	1.8%	$8,669	1.6%
U.S. treasury securities	199	0.1%	400	0.1%
Collateralized mortgage obligations and residential mortgage-backed securities	164,123	35.3%	184,701	35.1%
Municipal securities	290,824	62.6%	332,127	63.0%
Collateralized debt obligations	972	0.2%	992	0.2%
Total securities available-for-sale	$464,320	100.0%	$526,889	100.0%

	(unaudited)
	March 31,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$31,420	$19,987	$11,433	57.2%
Fed funds sold	1,819	464	1,355	292.0%
Certificates of deposit in other financial institutions	1,731	1,709	22	1.3%
Federal Home Loan Bank stock	3,038	3,247	(209)	-6.4%

The net increase in interest bearing deposits in other financial institutions and fed funds sold is primarily the result of the RYFL acquisition.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	(unaudited)
	March 31,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Checking	$731,340	$629,038	$102,302	16.3%
Savings	425,634	293,976	131,658	44.8%
Money market	307,850	271,970	35,880	13.2%
Certificates of deposit	430,387	239,217	191,170	79.9%
Total deposits	$1,895,211	$1,434,201	$461,010	32.1%

The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated inthousands (000’s).

	March 31, 2022
	(unaudited)		December 31, 2021
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$343,176	-	$280,900	-
Interest bearing demand deposits	336,441	0.06	297,012	0.08
MMDA accounts	308,377	0.11	253,468	0.13
Savings accounts	388,087	0.05	277,839	0.06
Certificates of deposit	361,539	0.16	271,882	0.46
Total deposits	$1,737,620	0.08	$1,381,101	0.18

As of March 31, 2022, and December 31, 2021, approximately $549.7 million and $452.0 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The overall increase in total deposits is a result of the RYFL acquisition, as well as management’s sales efforts along with customer preferences for competitively priced short-term liquid investments.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	(unaudited)
	March 31,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Repurchase agreements	$23,239	$14,581	$8,658	59.4%
Borrowed funds	5	-	5	100.0%
Total borrowed funds	$23,244	$14,581	$8,663	59.4%

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

During the three months ended March 31, 2022, cash and cash equivalents increased by $21.3 million compared to a $48.1 million increase for the three months ended March 31, 2021. The primary sources of cash and cash equivalents were cash and cash equivalents from acquisition activity, the sale of loans originated for sale, proceeds from the sale of securities, and proceeds from the maturity and paydown of securities. The primary uses of cash and cash equivalents were the purchase of securities, loan originations, and change in deposits. Cash provided by operating activities totaled $722 thousand for the three months ended March 31, 2022, compared to cash provided of $16.4 million for the three months ended March 31, 2021. Cash provided from operating activities was primarily a result of net income and sale of loans originated for sale, offset by loans originated for sale and net change in accrued expenses and other liabilites. Cash inflows from investing activities totaled $27.2 million for the current period, compared to cash outflows of $27.6 million for the three months ended March 31, 2021. Cash inflows from investing activities for the current three months were primarily related to the cash and cash equivalents from acquisition activity, net, and proceeds from the sales and maturities of securities, offset against the net change in loans receivable and purchase of securiites. Net cash outflows from financing activities totaled $6.6 million during the current period compared to net cash provided of $59.3 million for the three months ended March 31, 2021. The net cash outflows from financing activities were primarily a result of net change in deposits, offset against the change in other borrowed funds. On a cash basis, the Bancorp paid dividends on common stock of $1.1 million for the three months ended March 31, 2022 and March 31, 2021.

At March 31, 2022, outstanding commitments to fund loans totaled $241.7 million. Approximately 53.0% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $11.5 million at March 31, 2022. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2022, stockholders' equity increased by $1.0 million (0.7%). During the three months ended March 31, 2022, stockholders’ equity was primarily increased by additional paid in capital related to the RYFL acquisition, offset against increased unrealized losses on available for sale securities. Increasing stockholders’ equity was net income of $2.1 million. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first three months of 2022 or 2021. During 2022, 10,863 restricted stock shares vested under the Bancorp’s 2015 Stock Option and Incentive Plan outlined in Note 9 of the financial statements, of which 2,336 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal stock repurchase program.

The Bank is subject to risk-based capital guidelines adopted by the FDIC. The regulations divide capital into multiple tiers. The first tier (Common Equity Tier 1 Capital) includes common shareholders’ equity, after deductions for various items including goodwill and certain other intangible assets, and after certain other adjustments. Common Equity Tier 1 Capital also includes accumulated other comprehensive income (for organizations that do not make opt-out elections). The next tier (Tier 1 Capital) is comprised of Common Equity Tier 1 Capital plus other qualifying capital instruments such as perpetual noncumulative preferred stock and junior subordinated debt issued to trusts, and other adjustments. The third tier (Tier 2 Capital) includes instruments such as subordinated debt that have a minimum original maturity of at least five years and are subordinated to the claims of depositors and general creditors, total capital minority interest not included in Tier 1 Capital, and limited amounts of the allowance for loan losses, less applicable regulatory adjustments and deductions. The Bank are required to maintain a Common Equity Tier 1 Capital ratio of 4.5%, a Tier 1 Capital ratio of 6%, and a Total Capital ratio (comprised of Tier 1 Capital plus Tier 2 Capital) of 8%. In addition, the capital regulations provide for a minimum leverage ratio (Tier 1 capital to adjusted average assets) of 4%.

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

During the three months ended March 31, 2022, the Bancorp’s and Bank’s regulatory capital ratios continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled trust preferred securities with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $8.6 million of risk-based assets are generated by the trust preferred securities in the Bancorp’s and Bank’s total risk based capital calculation.

In addition, the following table shows that, at March 31, 2022, and December 31, 2021, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$156.8	10.9%	$65.0	4.5%	$93.9	6.5%
Tier 1 capital to risk-weighted assets	$156.8	10.9%	$86.7	6.0%	$115.6	8.0%
Total capital to risk-weighted assets	$170.2	11.8%	$115.6	8.0%	$144.5	10.0%
Tier 1 capital to adjusted average assets	$156.8	8.2%	$77.7	4.0%	$97.2	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$136.6	13.0%	$47.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$136.6	13.0%	$63.3	6.0%	N/A	N/A
Total capital to risk-weighted assets	$149.8	14.2%	$84.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$136.6	8.6%	$64.2	4.0%	N/A	N/A

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2022, without the need for qualifying for an exemption or prior DFI approval, is its 2022 net profits plus $21.4 million. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On February 25, 2022, the Board of Directors of the Bancorp declared a first quarter dividend of $0.31 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 4, 2022.

Results of Operations - Comparison of the Three Months Ended March 31, 2022, to the Three Months Ended March 31, 2021

For the three months ended March 31, 2022, the Bancorp reported net income of $2.1 million, compared to net income of $4.5 million for the three months ended March 31, 2021, a decrease of $2.4 million (53.0%). For the three months ended March 31, 2022, the ROA was 0.44%, compared to 1.18% for the three months ended March 31, 2021. The ROE was 5.01% for the three months ended March 31, 2022, compared to 11.94% for the three months ended March 31, 2021.

Net interest income for the three months ended March 31, 2022, was $15.5 million, an increase of $3.5 million (29.0%), compared to $12.0 million for the three months ended March 31, 2021. The weighted-average yield on interest-earning assets was 3.49% for the three months ended March 31, 2022, compared to 3.59% for the three months ended March 31, 2021. The weighted-average cost of funds for the three months ended March 31, 2022 was 0.08% compared to 0.20% for the three months ended March 31, 2021. The impact of the 3.49% return on interest earning assets and the 0.08% cost of funds resulted in an interest rate spread of 3.41% for the current three months, an increase from the 3.39% spread for the three months ended March 31, 2021. The net interest margin on earning assets was 3.41% for the three months ended March 31, 2022, and 3.40% for the three months ended March 31, 2021. On a tax equivalent basis, the Bancorp’s net interest margin was 3.63% for the three months ended March 31, 2022, compared to 3.59% for the three months ended March 31, 2021. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Three Months Ended
(unaudited)	March 31, 2022	March 31, 2021

Calculation of tax adjusted net interest margin
Net interest income	$15,535	$12,046
Tax adjusted interest on securities and loans	966	677
Adjusted net interest income	16,501	12,723
Total average earning assets	1,820,588	1,417,462
Tax adjusted net interest margin	3.63%	3.59%

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	March 31, 2022	March 31, 2021
Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS	`
Interest bearing deposits in other financial institutions	$22,295	$8	0.14	$51,688	$12	0.09
Federal funds sold	8,015	-	-	788	-	-
Certificates of deposit in other financial institutions	1,725	3	0.70	1,598	8	2.00
Securities available-for-sale	510,119	2,575	2.02	383,877	1,941	2.02
Loans receivable*	1,274,407	13,286	4.17	975,593	10,746	4.41
Federal Home Loan Bank stock	4,027	22	2.19	3,918	20	2.04
Total interest earning assets	1,820,588	$15,894	3.49	1,417,462	$12,727	3.59
Cash and non-interest bearing deposits in other financial institutions	20,183	33,719
Allowance for loan losses	(13,367)	(12,662)
Other noninterest bearing assets	127,943	98,316
Total assets	$1,955,347	$1,536,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,737,620	$337	0.08	$1,348,160	$651	0.19
Repurchase agreements	19,390	16	0.33	14,479	10	0.28
Borrowed funds	6,091	6	0.39	2,967	20	2.70
Total interest bearing liabilities	1,763,101	$359	0.08	1,365,606	$681	0.20
Other noninterest bearing liabilities	21,872	19,049
Total liabilities	1,784,973	1,384,655
Total stockholders' equity	170,374	152,180
Total liabilities and stockholders' equity	$1,955,347	$1,536,835

Net intrest spread	3.41%	3.39%
Net interest margin**	3.41%	3.40%
Ratio of interest-earning assets to interest-bearing liabilities	1.03	x	1.04	x

* Non-accruing loans have been included in the average balances. ** Net interest income divided by average interest-earning assets.

The increase in interest earning asset income for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily a result of the RYFL acquisition. The decrease in interest bearing liability expense is primarily the result of the Bancorp adjusting deposit pricing to align with the current interest rate cycle.

The following table shows the change in noninterest income for the three months ending March 31, 2022, and March 31, 2021.

(Dollars in thousands)	Quarter Ended March 31,		3/31/2022 vs. 3/31/2021
	2022	2021	$ Change	% Change
Noninterest income:
Fees and service charges	1,304	1,066	238	22.3%
Gain on sale of loans held-for-sale, net	607	2,049	(1,442)	-70.4%
Wealth management operations	595	607	(12)	-2.0%
Gain on sale of securities, net	381	417	(36)	-8.6%
Increase in cash value of bank owned life insurance	252	169	83	49.1%
Gain (loss) on sale of foreclosed real estate	-	(9)	9	-100.0%
Other	5	14	(9)	-64.3%

Total noninterest income	3,144	4,313	(1,169)	-27.1%

The decrease in gain on sale of loans is the result of significant refinance activity which started in 2020 and continued into the following year due to the economic and low rate environment, which resulted in more loans originated and sold. We anticipate the demand for mortgage loans will continue to revert to normal levels as borrowing rates on loans increase. The increase in fees and service charges for the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021 is primarily the result of changes in customer usage of bank services.

The following table shows the change in noninterest expense for the three months ending March 31, 2022, and March 31, 2021.

(Dollars in thousands)	Quarter Ended March 31,		3/31/2022 vs. 3/31/2021
	2022	2021	$ Change	% Change
Noninterest expense:
Compensation and benefits	7,367	5,685	1,682	29.6%
Data processing	3,054	674	2,380	353.1%
Occupancy and equipment	1,500	1,372	128	9.3%
Marketing	651	199	452	227.1%
Federal deposit insurance premiums	219	180	39	21.7%
Other	3,478	2,383	1,095	46.0%

Total noninterest expense	16,269	10,493	5,776	55.0%

For the three months ended March 31, 2022, the increase in compensation and benefits is primarily the result of the RYFL acquisition and management’s continued focus on talent management and retention. The increase in data processing expense in primarily the result of data conversion expenses related to the acquisition of RYFL, increased system utilization due to growth of the Bank, and continued investment in technological advancements such as Salesforce and nCino. The increase in occupancy and equipment expense is primarily related to the RYFL acquisition and related assets acquired in the transaction. The increase in marketing expense is primarily the result of the RYFL acquisition. The increase in other operating expenses is primarily the result of one-time expenses related to the acquisition of RYFL and continued investments in strategic initiatives focusing on growth of the organization.

Income tax expenses for the three months ended March 31, 2022, totaled $275 thousand, compared to income tax expense of $745 thousand for the three months ended March 31, 2021, a decrease of $470 thousand (63.1%). The combined effective federal and state tax rates for the Bancorp was 11.4% for the three months ended March 31, 2022, compared to 14.1% for the three months ended March 31, 2021. The Bancorp’s lower current period effective tax rate is a result of a greater increase to tax preferred income relative to earnings.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2021 remain unchanged.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, merger and acquisition activities, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2021 Form 10-K.

Non-GAAP Financial Measures

This filing includes certain financial measures that are identified as non-GAAP, including adjusted net interest income and tax adjusted net interest margin. The Bancorp provides these non-GAAP performance measures because they are used by management to evaluate and measure the Bancorp’s performance, which the Bancorp believes also is useful to assist investors in assessing the Bancorp’s operating performance. Where non-GAAP financial measures are used in this report, the most comparable GAAP measure, as well as the reconciliation to the most comparable GAAP measure, can be found in the tables referenced herein.

The adjusted net interest income and tax-adjusted net interest margin measures recognize the income tax savings when comparing taxable and tax-exempt assets. Interest income and yields on tax-exempt securities and loans are presented using the current federal income tax rate of 21%. Management believes that it is standard practice in the banking industry to present net interest income and net interest margin on a fully tax-equivalent basis and that it may enhance comparability for peer comparison purposes.

Although these non-GAAP financial measures are frequently used by investors to evaluate a financial institution’s business and performance, they have limitations as analytical tools and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP. In addition, these non-GAAP financial measures may differ from those used by other financial institutions to assess their business operations and performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the "Exchange Act" is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2022, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b)   Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the three months ended March 31, 2022, under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2022 – January 31, 2022	-	N/A	-	48,828
February 1, 2022 – February 28, 2022	-	N/A	-	48,828
March 1, 2022 – March 31, 2022	-	N/A	-	48,828

(1)

The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of Finward Bancorp (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2022).
10.1

Amended and Restated Finward Bancorp 2015 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2022, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: May 16, 2022	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: May 16, 2022	/s/ Peymon S. Torabi
Peymon S. Torabi
Executive Vice President, Chief Financial
Officer and Treasurer