Form 10-Q
period 2022-06-30
Finward Bancorp
filed 2022-08-15
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2022 or

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

There were 4,297,900 shares of the registrant’s Common Stock, without par value, outstanding at August 15, 2022.

Finward Bancorp

Index

Page
Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4. Controls and Procedures	42

PART II. Other Information	43

SIGNATURES	44

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

Finward Bancorp

Consolidated Balance Sheet

(Dollars in thousands)	June 30, 2022 (unaudited)	December 31, 2021

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$20,844	$12,725
Interest bearing deposits in other financial institutions	55,602	19,987
Federal funds sold	2,856	464

Total cash and cash equivalents	79,302	33,176

Certificates of deposit in other financial institutions	1,482	1,709

Securities available-for-sale	400,466	526,889
Loans held-for-sale	1,525	4,987
Loans receivable, net of deferred fees and costs	1,474,381	966,720
Less: allowance for loan losses	(13,406)	(13,343)
Net loans receivable	1,460,975	953,377
Federal Home Loan Bank stock	3,038	3,247
Accrued interest receivable	6,892	5,444
Premises and equipment	45,985	31,385
Cash value of bank owned life insurance	31,571	31,440
Goodwill	22,615	11,109
Other intangible assets	5,588	3,126
Other assets	42,046	14,854

Total assets	$2,101,485	$1,620,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$370,567	$295,294
Interest bearing	1,546,648	1,138,907
Total	1,917,215	1,434,201
Repurchase agreements	24,536	14,581
Accrued expenses and other liabilities	23,080	15,346

Total liabilities	1,964,831	1,464,128

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: June 30, 2022 - 4,296,949 December 31, 2021 - 3,480,701
Additional paid-in capital	68,623	30,430
Accumulated other comprehensive (loss) income	(57,781)	4,276
Retained earnings	125,812	121,909

Total stockholders' equity	136,654	156,615

Total liabilities and stockholders' equity	$2,101,485	$1,620,743

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Income
(unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2022	2021	2022	2021
Interest income:
Loans receivable	$15,221	$10,275	$28,507	$21,021
Securities	2,469	2,144	5,066	4,105
Other interest earning assets	50	16	61	36

Total interest income	17,740	12,435	33,634	25,162

Interest expense:
Deposits	389	549	726	1,200
Repurchase agreements	26	12	42	22
Borrowed funds	27	2	33	22

Total interest expense	442	563	801	1,244

Net interest income	17,298	11,872	32,833	23,918
Provision for loan losses	-	576	-	1,154

Net interest income after provision for loan losses	17,298	11,296	32,833	22,764

Noninterest income:
Fees and service charges	1,560	1,471	2,864	2,537
Wealth management operations	588	576	1,183	1,183
Gain on sale of loans held-for-sale, net	291	1,116	898	3,165
Gain on sale of securities, net	258	269	639	686
Increase in cash value of bank owned life insurance	193	188	445	357
Gain (loss) on sale of foreclosed real estate	-	36	-	27
Other	6	24	11	38

Total noninterest income	2,896	3,680	6,040	7,993

Noninterest expense:
Compensation and benefits	7,538	5,897	14,905	11,582
Data processing	1,246	597	4,300	1,125
Occupancy and equipment	1,729	1,324	3,229	2,696
Marketing	385	195	1,036	394
Federal deposit insurance premiums	380	204	599	384
Other	3,898	2,793	7,376	5,322

Total noninterest expense	15,176	11,010	31,445	21,503

Income before income tax expenses	5,018	3,966	7,428	9,254
Income tax expenses	587	395	862	1,140

Net income	$4,431	$3,571	$6,566	$8,114

Earnings per common share:
Basic	$1.04	$1.03	$1.60	$2.33
Diluted	$1.04	$1.03	$1.59	$2.33

Dividends declared per common share	$0.31	$0.31	$0.62	$0.62

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$4,431	$3,571	$6,566	$8,114

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (loss) gain arising during the period	(30,521)	5,624	(77,910)	(2,137)
Less: reclassification adjustment for gains included in net income	(258)	(269)	(639)	(686)
Net securities (loss) gain during the period	(30,779)	5,355	(78,549)	(2,823)
Tax effect	6,460	(1,126)	16,492	591
Other comprehensive (loss) gain, net of tax	(24,319)	4,229	(62,057)	(2,232)

Comprehensive (loss) gain, net of tax	(19,888)	7,800	(55,491)	5,882

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Changes in Stockholder's Equity
(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2021	$-	$29,987	$10,441	$111,261	$151,689

Net income	-	-	-	4,543	4,543
Other comprehensive loss, net of tax			(6,461)	-	(6,461)
Net surrender value of 1,711 restricted stock awards	-	(68)	-	-	(68)
Stock-based compensation expense		146			146
Cash dividends, $0.31 per share	-	-	-	(1,079)	(1,079)

Balance at March 31, 2021	$-	$30,065	$3,980	$114,725	$148,770

Net income	-	-	-	3,571	3,571
Other comprehensive loss, net of tax			4,229	-	4,229
Net surrender value of 1,404 restricted stock awards	-	(63)	-	-	(63)
Stock-based compensation expense		139			139
Cash dividends, $0.31 per share	-	-	-	(1,077)	(1,077)

Balance at June 30, 2021	$-	$30,141	$8,209	$117,219	$155,569

Balance at January 1, 2022	$-	$30,430	$4,276	$121,909	$156,615

Net income	-	-	-	2,135	2,135
Other comprehensive loss, net of tax			(37,738)		(37,738)
Net surrender value of 2,336 restricted stock awards		(115)			(115)
Stock-based compensation expense	-	169	-	-	169
Issuance of 795,423 shares at $47.75 per share, for acquisition of Royal Financial, Inc		37,902			37,902
Cash dividends, $0.31 per share	-	-	-	(1,331)	(1,331)

Balance at March 31, 2022	$-	$68,386	$(33,462)	$122,713	$157,637

Net income	-	-	-	4,431	4,431
Other comprehensive loss, net of tax			(24,319)		(24,319)
Net surrender value of 113 restricted stock awards		(5)			(5)
Stock-based compensation expense	-	163	-	-	163
Other adjustments	-	79	-	-	79
Cash dividends, $0.31 per share	-	-	-	(1,332)	(1,332)

Balance at June 30, 2022	$-	$68,623	$(57,781)	$125,812	$136,654

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Cash Flows
(unaudited)

(Dollars in thousands)	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,566	$8,114
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(29,179)	(85,903)
Sale of loans originated for sale	33,506	94,163
Depreciation and amortization, net of accretion	3,121	2,154
Stock based compensation expense	332	285
Gain on sale of securities, net	(639)	(686)
Gain on sale of loans held-for-sale, net	(966)	(3,293)
Gain on sale of foreclosed real estate	-	(27)
Gain on cash value of bank owned life insurance	(445)	(357)
Loss on derivatives	68	128
Provision for loan losses	-	1,154
Net change in:
Interest receivable	388	(90)
Other assets	(3,038)	1,728
Accrued expenses and other liabilities	(3,824)	(3,723)
Net cash provided by operating activities	5,890	13,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	472	426
Proceeds from maturities and pay downs of securities available-for-sale	15,596	43,322
Proceeds from sales of securities available-for-sale	43,775	19,290
Purchase of securities available-for-sale	(11,713)	(119,075)
Proceeds from bank owned life insurance	314	-
Net change in loans receivable	(54,178)	1,660
Proceeds of Federal Home Loan Bank Stock	1,512	671
Purchase of loans receivable	(2,663)	(5,978)
Purchase of premises and equipment, net	(2,081)	(470)
Proceeds from sale of foreclosed real estate	-	197
Cash and cash equivalents from acquisition activity, net	33,799	-
Net cash provided by (used in) investing activities	24,833	(59,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	7,978	92,757
Repayment of FHLB advances	-	(6,000)
Net surrender value of restricted stock awards	(120)	(131)
Change in repurchase agreements and other borrowed funds	9,955	10,539
Dividends paid	(2,410)	(2,152)
Net cash (used in) provided by financing activities	15,403	95,013
Net change in cash and cash equivalents	46,126	48,703
Cash and cash equivalents at beginning of period	33,176	19,922
Cash and cash equivalents at end of period	$79,302	$68,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$781	$1,262
Income taxes	1,157	2,020
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$528,321	$-
Value of goodwill and other intangible assets	14,726	-
Fair value of liabilities assumed	486,341	-
Cash paid for acquisition	18,725	-
Issuance of common stock for acquisition	37,981	-
Noncash activities:
Dividends declared not paid	1,332	1,077
Securities purchased not settled	-	9,764

See accompanying notes to consolidated financial statements.

Finward Bancorp

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Organization and Description of Business

The consolidated financial statements include the accounts of Finward Bancorp (the “Bancorp” or “FNWD”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, 1683 Real Estate LLC, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2022, and December 31, 2021, and the consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and six months ended June 30, 2022, and 2021, and consolidated statements of cash flows for the six months ended June 30, 2022, and 2021. The income reported for the six month period ended June 30, 2022, is not necessarily indicative of the results to be expected for the full year.

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

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on the valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the RYFL acquisition is allocated as follows:

ASSETS		LIABILITIES
Cash and due from banks	$52,524	Deposits
Investment securities, available for sale	-	Non-interest bearing	$32,095
Certificate of deposit in other financial institutions	245	NOW accounts	63,639
		Savings and money market	184,149
Total Loans	450,757	Certificates of deposits	195,153
		Total Deposits	475,036
Premises and equipment, net	13,896
FHLB stock	1,303	Interest payable	75
Goodwill	11,506	Other liabilities	11,228
Core deposit intangible	3,220
Interest receivable	1,836
Other assets	7,758
Total assets purchased	$543,045
Common shares issued	37,981
Cash paid	18,725
Total purchase price	$56,706	Total liabilities assumed	$486,339

During the second quarter of 2022, an adjustment was made to the carrying value of other assets of $189 thousand, due to the valuation of prepaids brought over in the acquisition, and premises and equipment, net, of $48 thousand, due to a correction in the valuation of buildings, in addition, a correction was made to the valuation of shares issued increasing the value by $79 thousand. The resulting impact of these changes was a decrease to the goodwill balance related to the RYFL acquisition of $158 thousand.

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

Goodwill of approximately $11.5 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, is expected to be recorded in the RYFL acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the RYFL acquisition will change.

Gross loans acquired during the RYFL transaction totaled $456.7 million. As of the six months ended June 30, 2022, the remaining outstanding principal of loans directly related to the RYFL acquisition total $425.8 million, of which $8.1 million are expected to be uncollectable.

The following pro-forma and earnings (unaudited) of the combined company are presented as if the RYFL merger had occurred on January 1, 2022 and January 1, 2021:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Selected Financial Data
Interest income	$17,740	$17,263	$35,329	$34,654
Interest expense	(442)	(998)	(902)	(2,189)
Recovery of (provision for) loan losses	-	(816)	-	(1,094)
Non-interest income	2,896	3,902	6,179	8,418
Non-interest expense (1)	(15,176)	(13,831)	(29,573)	(26,776)
Income before provision for income taxes	5,018	5,520	11,033	13,013
Income tax expense	(587)	(639)	(1,619)	(1,812)
Net income	$4,431	$4,881	$9,414	$11,201

Earnings per common share:
Basic	$1.04	$1.40	$2.29	$3.22
Diluted	$1.04	$1.40	$2.28	$3.22

(1)	Excludes $2.9 million in pre-tax merger expenses for the six months ended June 30, 2022.

For the six months ended June 30, 2022, the Bancorp has recorded $2.9 million in pre-tax one-time merger expenses related to the RYFL acquisition, and these expenses have been allocated to the following non-interest expense line items within the income statement:

(in thousands)	Six months ended
Noninterest expense:	June 30, 2022
Compensation and benefits	$132
Data processing	1,929
Marketing	135
Other	656

Period merger expense	$2,852

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2022
U.S. government sponsored entities	$8,883	$-	$(949)	$7,934
U.S. treasury securities	594	-	-	594
Collateralized mortgage obligations and residential mortgage-backed securities	171,286	2	(21,227)	150,061
Municipal securities	290,675	20	(49,848)	240,847
Collateralized debt obligations	2,173	-	(1,143)	1,030
Total securities available-for-sale	$473,611	$22	$(73,167)	$400,466

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2021
U.S. government sponsored entities	$8,883	$-	$(214)	$8,669
U.S. treasury securities	400	-	-	400
Collateralized mortgage obligations and residential mortgage-backed securities	187,279	961	(3,539)	184,701
Municipal securities	322,750	9,904	(527)	332,127
Collateralized debt obligations	2,173	-	(1,181)	992
Total securities available-for-sale	$521,485	$10,865	$(5,461)	$526,889

The cost basis and estimated fair value of available-for-sale debt securities at June 30, 2022, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
June 30, 2022	Basis	Value
Due in one year or less	$494	$495
Due from one to five years	1,954	1,956
Due from five to ten years	26,832	24,869
Due over ten years	273,045	223,085

Collateralized mortgage obligations and residential mortgage-backed securities	171,286	150,061
Total	$473,611	$400,466

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	June 30,	June 30,
	2022	2021

Proceeds	$27,539	$12,386
Gross gains	295	289
Gross losses	(37)	(20)

Sales of available-for-sale securities were as follows for the six months ended:

	(Dollars in thousands)
	June 30,	June 30,
	2022	2021

Proceeds	$43,775	$19,290
Gross gains	692	706
Gross losses	(53)	(20)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2021	$4,276
Current period change	(62,057)
Ending balance, June 30, 2022	$(57,781)

Securities with market values of approximately $236.7 million and $39.5 million were pledged as of June 30, 2022 and December 31, 2021, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at June 30, 2022, and December 31, 2021 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
June 30, 2022
U.S. government sponsored entities	$-	$-	$7,934	$(949)	$7,934	$(949)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	91,051	(11,037)	58,348	(10,190)	149,399	(21,227)	99.6%
Municipal securities	230,567	(48,029)	6,170	(1,819)	236,737	(49,848)	98.3%
Collateralized debt obligations	-	-	1,030	(1,143)	1,030	(1,143)	100.0%
Total temporarily impaired	$321,618	$(59,066)	$73,482	$(14,101)	$395,100	$(73,167)	98.7%
Number of securities		415		41		456

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2021
U.S. government sponsored entities	$8,669	$(214)	$-	$-	$8,669	$(214)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	126,373	(3,175)	8,109	(364)	134,482	(3,539)	72.8%
Municipal securities	70,309	(527)	-	-	70,309	(527)	21.2%
Collateralized debt obligations	-	-	992	(1,181)	992	(1,181)	100.0%
Total temporarily impaired	$205,351	$(3,916)	$9,101	$(1,545)	$214,452	$(5,461)	40.7%
Number of securities		133		5		138

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

Manufactured Homes. The Bancorp purchases fixed rate closed loans from a third party that are subject to Bancorp’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans are partially secured by a reserve account held at the Bancorp.

Government Loans. The Bancorp is permitted to purchase non-rated municipal securities, tax anticipation notes and warrants within the local market area.

Loans receivable are summarized below:

(Dollars in thousands)
	June 30, 2022	December 31, 2021
Loans secured by real estate:
Residential real estate	$459,151	$260,134
Home equity	35,672	34,612
Commercial real estate	420,735	317,145
Construction and land development	153,422	123,822
Multifamily	248,495	61,194
Total loans secured by real estate	1,317,475	796,907
Commercial business	103,649	115,772
Consumer	1,673	582
Manufactured homes	37,693	37,887
Government	8,081	8,991
Loans receivable	1,468,571	960,139
Add (less):
Net deferred loan origination costs	6,482	6,810
Undisbursed loan funds	(672)	(229)
Loans receivable, net of deferred fees and costs..	$1,474,381	$966,720

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2022:

Allowance for loan losses:
Residential real estate	$2,493	$-	$29	$234	$2,756
Home equity	354	-	-	19	373
Commercial real estate	5,530	-	-	(3)	5,527
Construction and land development	2,135	-	-	(391)	1,744
Multifamily	889	-	-	239	1,128
Commercial business	1,941	-	7	(140)	1,808
Consumer	45	(27)	10	42	70
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$13,387	$(27)	$46	$-	$13,406

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2021:

Allowance for loan losses:
Residential real estate	$2,176	$-	$15	$103	$2,294
Home equity	309	-	-	62	371
Commercial real estate	5,726	-	-	213	5,939
Construction and land development	1,587	-	-	211	1,798
Multifamily	680	-	-	60	740
Commercial business	2,552	-	11	(89)	2,474
Consumer	17	(11)	1	16	23
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$13,047	$(11)	$27	$576	$13,639

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2022:

Allowance for loan losses:
Residential real estate	$2,480	$-	$50	$226	$2,756
Home equity	357	-	-	16	373
Commercial real estate	5,515	-	-	12	5,527
Construction and land development	2,119	-	-	(375)	1,744
Multifamily	848	-	-	280	1,128
Commercial business	2,009	-	38	(239)	1,808
Consumer	15	(37)	12	80	70
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$13,343	$(37)	$100	$-	$13,406

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2021:

Allowance for loan losses:
Residential real estate	$2,211	$(4)	$25	$62	$2,294
Home equity	276	(1)	-	96	371
Commercial real estate	5,406	-	-	533	5,939
Construction and land development	1,405	-	-	393	1,798
Multifamily	626	-	-	114	740
Commercial business	2,508	-	19	(53)	2,474
Consumer	26	(17)	5	9	23
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$12,458	$(22)	$49	$1,154	$13,639

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $5.3 million and $5.8 million as of June 30, 2022 and December 31, 2021, respectively, and is included in net deferred loan origination costs.

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at June 30, 2022:

Residential real estate	$31	$2,725	$459,151	$290	$2,057	$456,804
Home equity	3	370	35,672	21	133	35,518
Commercial real estate	446	5,081	420,735	846	2,970	416,919
Construction and land development	-	1,744	153,422	-	800	152,622
Multifamily	-	1,128	248,495	-	2,940	245,555
Commercial business	251	1,557	103,649	306	1,024	102,319
Consumer	-	70	1,673	-	20	1,653
Manufactured homes	-	-	37,693	-	-	37,693
Government	-	-	8,081	-	-	8,081
Total	$731	$12,675	$1,468,571	$1,463	$9,944	$1,457,164

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2021:

Residential real estate	$17	$2,463	$260,134	$755	$1,016	$258,363
Home equity	4	353	34,612	147	137	34,328
Commercial real estate	386	5,129	317,145	1,600	-	315,545
Construction and land development	-	2,119	123,822	-	-	123,822
Multifamily	-	848	61,194	-	556	60,638
Commercial business	277	1,732	115,772	524	1,073	114,175
Consumer	-	15	582	-	-	582
Manufactured homes	-	-	37,887	-	-	37,887
Government	-	-	8,991	-	-	8,991
Total	$684	$12,659	$960,139	$3,026	$2,782	$954,331

The Bancorp's credit quality indicators are summarized below at June 30, 2022 and December 31, 2021:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	June 30, 2022
(Dollars in thousands)	1-6	7	8

Loan Segment	Pass	Special mention	Substandard	Total
Residential real estate	$451,077	$2,055	$6,019	$459,151
Home equity	34,648	400	624	35,672
Commercial real estate	403,000	10,890	6,845	420,735
Construction and land development	152,622	800	-	153,422
Multifamily	244,053	1,541	2,901	248,495
Commercial business	100,313	3,057	279	103,649
Consumer	1,673	-	-	1,673
Manufactured homes	37,693	-	-	37,693
Government	8,081	-	-	8,081
Total	$1,433,160	$18,743	$16,668	$1,468,571

	December 31, 2021
(Dollars in thousands)	1-6	7	8

Loan Segment	Pass	Special mention	Substandard	Total
Residential real estate	$253,472	$2,940	$3,722	$260,134
Home equity	33,565	415	632	34,612
Commercial real estate	301,572	12,011	3,562	317,145
Construction and land development	120,192	3,630	-	123,822
Multifamily	60,657	153	384	61,194
Commercial business	113,470	1,915	387	115,772
Consumer	582	-	-	582
Manufactured homes	37,828	59	-	37,887
Government	8,991	-	-	8,991
Total	$930,329	$21,123	$8,687	$960,139

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

During the six months ending June 30, 2022, ten residential real estate loans totaling $974 thousand and one home equity loan totaling $7 thousand, were modified to include deferral of principal resulting in troubled debt restructuring classification. No trouble debt restructuring loans had subsequently defaulted during the six months ending June 30, 2022. During the six months ending June 30, 2021, two residential real estate loans to one customer totaling $150 thousand were modified to included deferral of principal and one commercial real estate loan totaling $835 thousand was restructured with a reduced interest rate and extended amortization resulting in troubled debt restructuring classifications. Two residential real estate trouble debt restructuring loans totaling $73 thousand had subsequently defaulted during the six months ending June 30, 2021. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp’s individually evaluated impaired loans are summarized below.

(Dollars in thousands)				For the six months ended		For the three months ended
(unaudited)	As of June 30, 2022			June 30, 2022		June 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,057	$4,844	$-	$2,438	$155	$2,816	$125
Home equity	133	253	-	214	13	191	6
Commercial real estate	2,970	3,236	-	2,448	220	3,290	210
Construction and land development	800	1,023	-	573	-	860	-
Multifamily	2,940	3,269	-	2,337	62	3,228	62
Commercial business	1,024	1,024	-	1,159	76	1,136	61
Consumer	20	20	-	14	-	21	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

With an allowance recorded:
Residential real estate	$290	$328	$31	$154	$9	$188	$6
Home equity	21	21	3	21	1	21	-
Commercial real estate	846	847	446	844	-	849	-
Construction and land development	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Commercial business	306	369	251	338	16	311	-
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

Total:
Residential real estate	$2,347	$5,172	$31	$2,592	$164	$3,004	$131
Home equity	$154	$274	$3	$235	$14	$212	$6
Commercial real estate	$3,816	$4,083	$446	$3,292	$220	$4,139	$210
Construction & land development	$800	$1,023	$-	$573	$-	$860	$-
Multifamily	$2,940	$3,269	$-	$2,337	$62	$3,228	$62
Commercial business	$1,330	$1,393	$251	$1,497	$92	$1,447	$61
Consumer	$20	$20	$-	$14	$-	$21	$-
Manufactured homes	$-	$-	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-	$-	$-

				For the six months ended		For the three months ended
	As of December 31, 2021			June 30, 2021		June 30, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,683	$3,017	$-	$1,735	$42	$1,817	$20
Home equity	262	275	-	317	5	341	1
Commercial real estate	765	765	-	1,295	26	1,174	14
Construction & land development	-	-	-	-	-	-	-
Multifamily	556	647	-	670	11	708	6
Commercial business	1,205	1,324	-	1,447	36	1,467	18
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

With an allowance recorded:
Residential real estate	$88	$88	$17	$198	$5	$165	$-
Home equity	22	22	4	15	-	23	-
Commercial real estate	835	835	386	5,655	113	5,901	63
Construction & land development	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Commercial business	392	392	277	719	22	704	11
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

Total:
Residential real estate	$1,771	$3,105	$17	$1,933	$47	$1,982	$20
Home equity	$284	$297	$4	$332	$5	$364	$1
Commercial real estate	$1,600	$1,600	$386	$6,950	$139	$7,075	$77
Construction & land development	$-	$-	$-	$-	$-	$-	$-
Multifamily	$556	$647	$-	$670	$11	$708	$6
Commercial business	$1,597	$1,716	$277	$2,166	$58	$2,171	$29
Consumer	$-	$-	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
June 30, 2022
Residential real estate	$2,137	$2,306	$3,260	$7,703	$451,448	$459,151	$610
Home equity	114	7	527	648	35,024	35,672	-
Commercial real estate	135	1,734	2,477	4,346	416,389	420,735	517
Construction and land development	337	56	-	393	153,029	153,422	-
Multifamily	24	307	109	440	248,055	248,495	-
Commercial business	1,706	1,205	281	3,192	100,457	103,649	81
Consumer	4	-	-	4	1,669	1,673	-
Manufactured homes	230	334	-	564	37,129	37,693	-
Government	-	-	-	-	8,081	8,081	-
Total	$4,687	$5,949	$6,654	$17,290	$1,451,281	$1,468,571	$1,208

December 31, 2021
Residential real estate	$2,507	$824	$2,142	$5,473	$254,661	$260,134	$31
Home equity	169	67	565	801	33,811	34,612	34
Commercial real estate	231	1,960	944	3,135	314,010	317,145	91
Construction and land development	5,148	283	-	5,431	118,391	123,822	-
Multifamily	-	-	109	109	61,085	61,194	-
Commercial business	573	1,594	242	2,409	113,363	115,772	49
Consumer	-	3	-	3	579	582	-
Manufactured homes	633	171	-	804	37,083	37,887	-
Government	-	-	-	-	8,991	8,991	-
Total	$9,261	$4,902	$4,002	$18,165	$941,974	$960,139	$205

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Residential real estate	$4,975	$4,651
Home equity	610	623
Commercial real estate	2,594	940
Construction and land development	-	-
Multifamily	369	455
Commercial business	265	387
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$8,813	$7,056

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At June 30, 2022, total purchased credit impaired loans with unpaid principal balances totaled $11.9 million with a recorded investment of $9.9 million. At December 31, 2021, purchased credit impaired loans with unpaid principal balances totaled $4.2 million with a recorded investment of $2.8 million.

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $6.0 million at June 30, 2022, compared to $1.1 million at December 31, 2021.

Accretable yield, or income recorded for the three months ended June 30, is as follows:

(dollars in thousands)	Total

2021	$300
2022	440

Accretable yield, or income recorded for the six months ended June 30, is as follows:

(dollars in thousands)	Total
2021	$605
2022	547

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
Remainder 2022	$240
2023	665
2024	649
2025	507
2026 and thereafter	3,565
Total	$5,958

Note 6 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $11.5 million with the acquisition of RYFL, and also maintains goodwill balances totaling $11.1 million from prior acquisitions. Goodwill totaled $22.6 million and $11.1 million as of June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022, there was  remeasurement of goodwill reducing the balance by $158 thousand, see Note 3 – Acquisition Activity for more detail on the remeasurement. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded.

In addition to goodwill, a core deposit intangible was established with the acquisition of RYFL and from previous acquisitons. The Bancorp had core deposit intangible balances of $5.6 million and $3.1 million as of June 30, 2022, and December 31, 2021, respectively. The table below summarizes the annual amortization:

The amortization recorded for the three months ended June 30, is as follows:

(dollars in thousands)	Total
2021	$249
2022	$410

The amortization recorded for the six months ended June 30, is as follows:

(dollars in thousands)	Total
2021	$497
2022	$757

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	Total
Current year	795
2023	1,522
2024	1,411
2025	688
2026	360
5 years and thereafter	812
Total	$5,588

For the RYFL acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $1.0 million. Approximately $175 thousand and $304 thousand of amortization was taken as income during the three and six months ended June 30, 2022, respectively. It is estimated amortization to be recorded in future periods is as follows; an additional $237 thousand in 2022, $217 thousand in 2023, $124 thousand in 2024, $72 thousand in 2025, and $55 thousand thereafter.

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

Note 8 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2022, and 2021, are as follows:

(dollars in thousands except per share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic earnings per common share:
Net income as reported	$4,431	$3,571	$6,566	$8,114
Weighted average common shares outstanding	4,242,559	3,478,392	4,108,579	3,475,017
Basic earnings per common share	$1.04	$1.03	$1.60	$2.33

Diluted earnings per common share:
Net income as reported	$4,431	$3,571	$6,566	$8,114
Weighted average common shares outstanding	4,242,559	3,478,392	4,108,579	3,475,017
Add: Dilutive effect of unvested restricted stock awards	15,944	-	16,316	-
Weighted average common and dilutive potential common shares outstanding	4,258,503	3,478,392	4,124,895	3,475,017
Diluted earnings per common share	$1.04	$1.03	$1.59	$2.33

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended June 30, 2022, stock based compensation expense of $163 thousand was recorded, compared to $139 thousand for the three months ended June 30, 2021. For the six months ended June 30, 2022, stock based compensation expense of $332 thousand was recorded, compared to $285 thousand for the six months ended June 30, 2021. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $1.5 million through 2025 with an weighted average life of 2.1 years.

Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the the six months ended June 30, 2022, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	44,235	$42.33
Granted	22,891	46.42
Vested	(11,158)	41.63
Forfeited	(1,587)	44.17
Non-vested at June 30, 2022	54,381	$44.14

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

Note 11 - Upcoming Accounting Standards

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. In October 2019, the FASB voted and approved proposed changes to the effective date of this ASU for smaller reporting companies, such as the Bancorp, and other non-SEC reporting entities. The approval changed the effective date of the ASU to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The new credit loss guidance will be effective for the Bancorp as of January 1, 2023. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Early adoption for all institutions is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is in the process of evaluating the impact adoption of this update will have on the Bancorp’s consolidated financial statements. This process of evaluation has engaged multiple areas of the Bancorp’s management in discussing loss estimation methods and the application of these methods to specific segments of the loans receivable portfolio. Management has been actively monitoring developments and evaluating the use of different methods allowed. Due to continuing development of understanding of application, additional time is required to understand how this ASU will affect the Bancorp’s financial statements. Management plans on running parallel calculations and finalizing a method or methods of adoption in time for the effective date.

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

In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Bancorp has assessed ASU 2022-03 and does not expect it to have a material impact on its accounting and disclosures.

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

The following table shows the amounts of non-hedging derivative financial instruments:

June 30, 2022
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notational or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$92,565	Other assets	$6,696	Other liabilties	$6,696
Interest rate lock commitments	3,965	Other assets	73	N/A	-
Total	$96,530		$6,769		$6,696

December 31, 2021
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notational or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$94,154	Other assets	$2,686	Other liabilties	$2,686
Interest rate lock commitments	7,837	Other assets	141	N/A	-
Total	$101,991		$2,827		$2,686

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Six Months Ended
		June 30,
(Dollars in thousands)	Statement of Income Classification	2022	2021
Interest rate swap contracts	Fees and service charges	$-	$218
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(68)	(128)
Total		$(68)	$90

		Three Months Ended
		June 30,
(Dollars in thousands)	Statement of Income Classification	2022	2021
Interest rate swap contracts	Fees and service charges	$-	$231
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(93)	(151)
Total		$(93)	$80

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2022
Interest rate swap contracts	$6,696	$-	$6,696	$-	$-	$6,696
Interest rate lock commitments	73	-	73	-	-	73
Total	$6,769	$-	$6,769	$-	$-	$6,769

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2021
Interest rate swap contracts	$2,686	$-	$2,686	$-	$-	$2,686
Interest rate lock commitments	141	-	141	-	-	141
Total	$2,827	$-	$2,827	$-	$-	$2,827

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2022
Interest rate swap contracts	$6,696	$-	$6,696	$-	$3,930	$2,766
Total	$6,696	$-	$6,696	$-	$3,930	$2,766

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2021
Interest rate swap contracts	$2,686	$-	$2,686	$-	$3,930	$(1,244)
Total	$2,686	$-	$2,686	$-	$3,930	$(1,244)

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

In addition to the impairment evaluation noted above, the Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its pooled collateralized debt obligations. The specialist analysis is performed annually in December, or when management deems necessary, and utilizes analytical models used to project future cash flows for the pooled collateralized debt obligations based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with GAAP. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled collateralized debt obligation. In addition, a detailed review of the performing collateral was performed. Based on current market conditions and a review of the trustee reports, management performed an analysis of the pooled collateralized debt obligations and no additional impairment was taken at December 31, 2021. In addition, the collateralized debt obligation portfolio was reviewed in accordance with our quarterly impairment evaluation, as described in the preceding paragraph, noting no additional impairment was taken at June 30, 2022.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled collateralized debt obligations that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2021	$173
Additions not previously recognized	-
Ending balance, June 30, 2022	$173

At June 30, 2022, collateralized debt obligations with a cost basis of $2.2 million continue to be in “payment in kind” status. These collateralized debt obligations classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these collateralized debt obligations in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2022. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2022 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$6,696	$-	$6,696	$-
Interest rate lock commitments	73	-	73	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,934	-	7,934	-
U.S. treasury securities	594	-	594	-
Collateralized mortgage obligations and residential mortgage-backed securities	150,061	-	150,061	-
Municipal securities	240,847	-	240,847	-
Collateralized debt obligations	1,030	-	-	1,030
Total securities available-for-sale	$400,466	$-	$399,436	$1,030

Liabilities:
Interest rate swap contracts	$6,696	$-	$6,696	$-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2021 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$2,686	$-	$2,686	$-
Interest rate lock commitments	141	-	141	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,669	-	8,669	-
U.S. treasury securities	400	-	400	-
Collateralized mortgage obligations and residential mortgage-backed securities	184,701	-	184,701	-
Municipal securities	332,127	-	332,127	-
Collateralized debt obligations	992	-	-	992
Total securities available-for-sale	$526,889	$-	$525,897	$992

Liabilities:
Interest rate swap contracts	$2,686	$-	$2,686	$-

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2021	$929
Principal payments	(9)
Total unrealized gains, included in other comprehensive income	50
Ending balance, June 30, 2021	$970

Beginning balance, January 1, 2022	$992
Principal payments	-
Total unrealized gains, included in other comprehensive income	38
Ending balance, June 30, 2022	$1,030

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2022 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,309	$-	$-	$1,309

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2021 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$896	$-	$-	$896

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

	June 30, 2022		Estimated Fair Value Measurements at June 30, 2022 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$79,302	$79,302	$79,302	$-	$-
Certificates of deposit in other financial institutions	1,482	1,453	-	1,453	-
Loans held-for-sale	1,525	1,552	-	1,552	-
Loans receivable, net	1,460,975	1,418,593	-	-	1,418,593
Federal Home Loan Bank stock	3,038	3,038	-	3,038	-
Accrued interest receivable	6,892	6,892	-	6,892	-

Financial liabilities:
Non-interest bearing deposits	370,567	370,567	370,567	-	-
Interest bearing deposits	1,546,648	1,547,211	1,148,252	398,959	-
Repurchase agreements	24,536	24,311	16,273	8,038	-
Accrued interest payable	56	56	-	56	-

	December 31, 2021		Estimated Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$33,176	$33,176	$33,176	$-	$-
Certificates of deposit in other financial institutions	1,709	1,737	-	1,737	-
Loans held-for-sale	4,987	5,065	-	5,065	-
Loans receivable, net	953,377	951,744	-	-	951,744
Federal Home Loan Bank stock	3,247	3,247	-	3,247	-
Accrued interest receivable	5,444	5,444	-	5,444	-

Financial liabilities:
Non-interest bearing deposits	295,294	295,294	295,294	-	-
Interest bearing deposits	1,138,907	1,139,126	899,690	239,436	-
Repurchase agreements	14,581	14,579	12,842	1,737	-
Accrued interest payable	22	22	-	22	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended June 30, 2022 and December 31, 2021:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Bancorp” or “Finward”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2022, as compared to December 31, 2021, and the results of operations for the quarter and six months ending June 30, 2022, and June 30, 2021. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

At June 30, 2022, the Bancorp had total assets of $2.1 billion, total loans receivable of $1.5 billion and total deposits of $1.9 billion. Stockholders' equity totaled $136.7 million or 6.5% of total assets, with a book value per share of $31.80. Net income for the quarter ended June 30, 2022, was $4.4 million, or $1.04 earnings per common diluted share. For the quarter ended June 30, 2022, the return on average assets (ROA) was 0.85%, while the return on average stockholders’ equity (ROE) was 12.45%. Net income for the six months ended June 30, 2022, was $6.6 million, or $1.59 earnings per diluted common share. For the six months ended June 30, 2022, the ROA was 0.65%, while the ROE was 8.40%.

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

Financial Condition

During the six months ended June 30, 2022, total assets increased by $480.7 million (29.7%), with interest-earning assets increasing by $415.3 million (27.3%). At June 30, 2022, interest-earning assets totaled $1.9 billion compared to $1.5 billion at December 31, 2021. Earning assets represented 92.3% of total assets at June 30, 2022 and 94.0% of total assets at December 31, 2021. The increase in total assets and interest earning assets for the six months was primarily the result of the acquisition of RYFL.

Net loans receivable totaled $1.5 billion at June 30, 2022, compared to $953.4 million at December 31, 2021. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	(unaudited)
	June 30,		December 31,
(Dollars in thousands)	2022		2021
	Balance	% Loans	Balance	% Loans

Residential real estate	$459,151	31.3%	260,134	33.0%
Home equity	35,672	2.4%	34,612	5.4%
Commercial real estate	420,735	28.6%	317,145	31.2%
Construction and land development	153,422	10.4%	123,822	9.7%
Multifamily	248,495	16.9%	61,194	5.7%
Consumer	1,673	0.1%	582	0.1%
Manufactured Homes	37,693	2.6%	37,887	1.8%
Commercial business	103,649	7.1%	115,772	11.4%
Government	8,081	0.6%	8,991	1.7%
Loans receivable	1,468,571	100.0%	960,139	100.0%
Plus:
Net deferred loans origination costs	6,482		6,810
Undisbursed loan funds	(672)		(229)
Loans receivable, net of deferred fees and costs	$1,474,381		$966,720

Adjustable rate loans / loans receivable	$636,956	43.4%	$542,975	56.6%

	(unaudited)
	June 30,	December 31,
	2022	2021

Loans receivable to total assets	70.2%	59.6%
Loans receivable to earning assets	76.0%	63.4%
Loans receivable to total deposits	76.9%	67.4%

The following table sets forth certain information at June 30, 2022, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$14,161	$28,807	$106,023	$310,160	459,151
Home equity	4,598	21,818	8,979	277	35,672
Commercial real estate	24,809	106,633	287,314	1,979	420,735
Construction and land development	33,355	42,343	58,097	19,627	153,422
Multifamily	20,093	101,066	124,754	2,582	248,495
Consumer	30	731	912	-	1,673
Manufactured Homes	-	61	10,190	27,442	37,693
Commercial business	43,699	42,507	16,948	495	103,649
Government	100	3,211	4,770	-	8,081
Total loans receivable	$140,845	$347,177	$617,987	$362,562	$1,468,571

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the six months ended June 30, 2022, the Bancorp originated $33.5 million in new fixed rate mortgage loans for sale, compared to $94.2 million during the six months ended June 30, 2021. Net gains realized from the mortgage loan sales totaled $898 thousand for the six months ended June 30, 2022, compared to $3.2 million for the six months ended June 30, 2021. The decrease in net gains realized from mortgage loan sales for the six months ended June 30, 2022 compared to the prior year period is primarily due to lower demand for fixed rate mortgage loans as a result of increases in mortgage rates, which in-turn has resulted in a slowing in the sale of these mortgage loans. At June 30, 2022, the Bancorp had $1.5 million in loans that were classified as held for sale, compared to $5.0 million at December 31, 2021.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At June 30, 2022, non-performing loans that remained accruing and more than 90 days past due include four residential real estate loans totaling $610 thousand, three commercial real estate loans totaling $517 thousand, and two commercial business loans totaling $81 thousand. The Bancorp will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	June 30, 2022	December 31, 2021
Residential real estate	$5,585	$4,682
Home equity	610	657
Commercial real estate	3,111	1,031
Construction and land development	-	-
Multifamily	369	455
Commercial business	346	436
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$10,021	$7,261
Nonperforming loans to total loans	0.68%	0.75%
Nonperforming loans to total assets	0.48%	0.45%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2022 or December 31, 2021.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	June 30, 2022	December 31, 2021
Residential real estate	$6,019	$3,722
Home equity	624	632
Commercial real estate	6,845	3,562
Construction and land development	-	-
Multifamily	2,901	384
Commercial business	279	387
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$16,668	$8,687

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

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	June 30, 2022	December 31, 2021
Residential real estate	$2,055	$2,940
Home equity	400	415
Commercial real estate	10,890	12,011
Construction and land development	800	3,630
Multifamily	1,541	153
Commercial business	3,057	1,915
Consumer	-	-
Manufactured homes	-	59
Government	-	-
Total	$18,743	$21,123

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	June 30, 2022	December 31, 2021
Residential real estate	$2,347	$1,771
Home equity	154	284
Commercial real estate	3,816	1,600
Construction and land development	800	-
Multifamily	2,940	556
Commercial business	1,330	1,597
Consumer	20	-
Manufactured homes	-	-
Government	-	-
Total	$11,407	$5,808

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	June 30, 2022	December 31, 2021
Residential real estate	$1,230	$342
Home equity	84	83
Commercial real estate	617	747
Construction and land development	-	-
Multifamily	-	-
Commercial business	518	694
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$2,449	$1,866

At June 30, 2022, management is of the opinion that there are no loans, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the six months ended are summarized below:

(Dollars in thousands)
	(unaudited)
Loan Segment	June 30, 2022	June 30, 2021
Residential real estate	$226	$62
Home equity	16	96
Commercial real estate	12	533
Construction and land development	(375)	393
Multifamily	280	114
Commercial business	(239)	(53)
Consumer	80	9
Manufactured homes	-	-
Government	-	-
Total	$-	$1,154

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	As of June 30, 2022
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$50	$50
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Commercial business	-	38	38
Consumer	(37)	12	(25)
Manufactured homes	-	-
Government	-	-	-
Total	$(37)	$100	$63

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	As of the six months ended June 30, 2021
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(4)	$25	$21
Home equity	(1)	-	(1)
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	19	19
Consumer	(17)	5	(12)
Manufactured homes	-	-
Government	-	-	-
Total	$(22)	$49	$27

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)	(unaudited)
	June 30, 2022	December 31, 2021

Allowance for loan losses	$13,406	$13,343
Total loans	$1,474,381	$966,720
Non-performing loans	$10,021	$7,261
ALL-to-total loans	0.91%	1.38%
ALL-to-non-performing loans (coverage ratio)	133.8%	183.8%

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At June 30, 2022, total purchased credit impaired loans reserves totaled $2.0 million compared to $1.4 million at December 31, 2021. Additionally, the Bancorp has acquired loans where there was not evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired of $6.0 million at June 30, 2022, compared to $1.1 million at December 31, 2021. Details on these fair value marks and the additional reserves created can be found in Note 5, Loans Receivable.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $400.5 million at June 30, 2022, compared to $526.9 million at December 31, 2021, a decrease of $126.4 million (24.0%). The decrease is attributable to increased unrealized losses within the portfolio and the use of cashflows from the securities portfolio to fund loan growth. The acute increase in interest rates during the six months ended June 30, 2022, including an increase by the Federal Reserve in the federal funds target rate from 0.25% as of December 31, 2021 to 1.75% as of June 30, 2022, was the primary cause of the increase in unrealized losses on available-for-sale securities within the Bancorp’s investment portfolio. Management continues to actively monitor the securities portfolio and does not currently anticipate the need to realize losses from the securities portfolio, and it is unlikely the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. At June 30, 2022, the securities portfolio represented 20.6% of interest-earning assets and 19.1% of total assets compared to 34.6% of interest-earning assets and 32.5% of total assets at December 31, 2021.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	(unaudited)
	June 30,		December 31,
(Dollars in thousands)	2022		2021
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$7,934	2.0%	$8,669	1.6%
U.S. treasury securities	594	0.2%	400	0.1%
Collateralized mortgage obligations and residential mortgage-backed securities	150,061	37.5%	184,701	35.1%
Municipal securities	240,847	60.0%	332,127	63.0%
Collateralized debt obligations	1,030	0.3%	992	0.2%
Total securities available-for-sale	$400,466	100.0%	$526,889	100.0%

	(unaudited)
	June 30,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$55,602	$19,987	$35,615	178.2%
Fed funds sold	2,856	464	2,392	515.5%
Certificates of deposit in other financial institutions	1,482	1,709	(227)	-13.3%
Federal Home Loan Bank stock	3,038	3,247	(209)	-6.4%

The net increase in interest bearing deposits in other financial institutions and fed funds sold is the result of the timing of cash flows and public fund deposits.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and collateralized debt obligations at June 30, 2022, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	0.00%	$-	0.00%	$7,934	1.00%	$-	0.00%	$7,934
AFS
U.S. treasury securities:
AFS	199	0.13%	395	2.38%	-	0.00%	-	0.00%	594
Municipal Securities:
AFS	296	5.14%	1,561	3.93%	16,935	3.43%	222,055	2.76%	240,847
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,030	2.57%	1,030
Totals	$495	3.12%	$1,956	3.62%	$24,869	2.65%	$223,085	2.76%	$250,405

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	(unaudited)
	June 30,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Checking	$755,256	$629,038	$126,218	20.1%
Savings	436,203	293,976	142,227	48.4%
Money market	327,360	271,970	55,390	20.4%
Certificates of deposit	398,396	239,217	159,179	66.5%
Total deposits	$1,917,215	$1,434,201	$483,014	33.7%

The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated inthousands (000’s).

	June 30, 2022
	(unaudited)		December 31, 2021
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$361,252	-	$280,900	-
Interest bearing demand deposits	347,983	0.07	297,012	0.08
MMDA accounts	306,827	0.05	253,468	0.13
Savings accounts	409,210	0.14	277,839	0.06
Certificates of deposit	387,982	0.15	271,882	0.46
Total deposits	$1,813,254	0.08	$1,381,101	0.18

As of June 30, 2022, and December 31, 2021, approximately $631.5 million and $452.0 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The increase in overall deposits is the result of the RYFL acquisition, as well as the Bancorp’s efforts to maintain and grow core deposits.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	(unaudited)
	June 30,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Repurchase agreements	$24,536	$14,581	$9,955	68.3%
Total borrowed funds	$24,536	$14,581	$9,955	68.3%

Repurchase agreements increased as part of normal account fluctuations within that product line.

Other assets totaled $42.0 million at June 30, 2022, compared to $14.9 million at December 31, 2021. The increase in other assets is primarily related to increased deferred tax assets as result of increased unrealized losses within the securities portfolio. Other liabilities totaled $23.1 million at June 30, 2022, compared to $15.3 milllion at December 31, 2021. The increase in other liabilities is primarily the result of increased fair value of interest rate swap contracts and ACH prefunding liabilities.

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

During the six months ended June 30, 2022, cash and cash equivalents increased by $46.1 million compared to a $48.7 million increase for the six months ended June 30, 2021. The primary sources of cash and cash equivalents were cash and cash equivalents from acquisition activity, the sale of loans originated for sale, proceeds from the sale of securities, proceeds from the maturity and paydown of securities, change in deposits, and change in repurchase agreements and other borrowed funds. The primary uses of cash and cash equivalents were the purchase of securities, and loan originations. Cash provided by operating activities totaled $5.9 million for the six months ended June 30, 2022, compared to cash provided of $13.6 million for the six month period ended June 30, 2021. Cash provided from operating activities was primarily a result of net income and sale of loans originated for sale, offset by loans originated for sale and net change in accrued expenses and other liabilites. Cash provided from investing activities totaled $24.8 million for the current period, compared to cash outflows of $60.0 million for the six months ended June 30, 2021. Cash provided from investing activities for the current six months were primarily related to the cash and cash equivalents from acquisition activity, net, and proceeds from the sales and maturities of securities, offset against the net change in loans receivable and purchase of securites. Cash provided from financing activities totaled $15.4 million during the current period compared to net cash provided of $95.0 million for the six months ended June 30, 2021. The net cash provided from financing activities were primarily a result of net change in deposits and the change in other borrowed funds. On a cash basis, the Bancorp paid dividends on common stock of $2.4 million for the six months ended June 30, 2022, and $2.2 million for the six months ended June 30, 2021.

At June 30, 2022, outstanding commitments to fund loans totaled $276.1 million. Approximately 54.1% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $13.6 million at June 30, 2022. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2022, stockholders' equity decreased by $20.0 million (12.7%). During the six months ended June 30, 2022, stockholders’ equity was primarily decreased by other comprehensive losses as the result of market value changes within the securities portfolio of $62.1 million and dividends declared of $2.7 million, offset by increased additional paid in capital related to the RYFL acquisition of $38.0 million and net income of $6.6 million. On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first six months of 2022 or 2021. During 2022, 11,158 restricted stock shares vested under the Incentive Plan outlined in Note 9 of the financial statements, of which 2,449 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.

The Bank is subject to risk-based capital guidelines adopted by the FDIC. The regulations divide capital into multiple tiers. The first tier (Common Equity Tier 1 Capital) includes common shareholders’ equity, after deductions for various items including goodwill and certain other intangible assets, and after certain other adjustments. Common Equity Tier 1 Capital also includes accumulated other comprehensive income (for organizations that do not make opt-out elections). The next tier (Tier 1 Capital) is comprised of Common Equity Tier 1 Capital plus other qualifying capital instruments such as perpetual noncumulative preferred stock and junior subordinated debt issued to trusts, and other adjustments. The third tier (Tier 2 Capital) includes instruments such as subordinated debt that have a minimum original maturity of at least five years and are subordinated to the claims of depositors and general creditors, total capital minority interest not included in Tier 1 Capital, and limited amounts of the allowance for loan losses, less applicable regulatory adjustments and deductions. The Bank is required to maintain a Common Equity Tier 1 Capital ratio of 4.5%, a Tier 1 Capital ratio of 6%, and a Total Capital ratio (comprised of Tier 1 Capital plus Tier 2 Capital) of 8%. In addition, the capital regulations provide for a minimum leverage ratio (Tier 1 capital to adjusted average assets) of 4%.

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

During the six months ended June 30, 2022, the Bancorp’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk based asset weightings are required. The Bancorp currently holds pooled collateralized debt obligations with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $8.6 million of risk-based assets are generated by the collateralized debt obligations in the Bancorp’s and Bank’s total risk based capital calculation.

In addition, the following table shows that, at June 30, 2022, and December 31, 2021, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$155.5	10.5%	$66.6	4.5%	$96.2	6.5%
Tier 1 capital to risk-weighted assets	$155.5	10.5%	$88.8	6.0%	$118.3	8.0%
Total capital to risk-weighted assets	$168.9	11.4%	$118.3	8.0%	$147.9	10.0%
Tier 1 capital to adjusted average assets	$155.5	7.8%	$81.0	4.0%	$101.2	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$136.6	13.0%	$47.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$136.6	13.0%	$63.3	6.0%	N/A	N/A
Total capital to risk-weighted assets	$149.8	14.2%	$84.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$136.6	8.6%	$64.2	4.0%	N/A	N/A

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2022, without the need for qualifying for an exemption or prior DFI approval, is its 2022 net profits plus $21.4 million. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On May 20, 2022, the Board of Directors of the Bancorp declared a second quarter dividend of $0.31 per share. The Bancorp’s second quarter dividend was paid to shareholders on July 7, 2022.

Results of Operations - Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

For the three months ended June 30, 2022, the Bancorp reported net income of $4.4 million, compared to net income of $3.6 million for the three months ended June 30, 2021, an increase of $860 thousand (24.1%). For the three months, the ROA was 0.85%, compared to 0.90% for the three months ended June 30, 2021. The ROE was 12.45% for the three months ended June 30, 2022, compared to 9.17% for the three months ended June 30, 2021.

Net interest income for the three months ended June 30, 2022 was $17.3 million, an increase of $5.4 million (45.7%), compared to $11.9 million for the three months ended June 30, 2021. The weighted-average yield on interest-earning assets was 3.68% for the three months ended June 30, 2022, compared to 3.38% for the three months ended June 30, 2021. The weighted-average cost of funds for the three months ended June 30, 2022 was 0.09% compared to 0.16% for the three months ended June 30, 2021. The impact of the 3.68% return on interest earning assets and the 0.09% cost of funds resulted in an interest rate spread and margin of 3.59% for the current three months, a increase from the 3.22% spread for the three months ended June 30, 2021. The Bancorp’s net interest margin on a tax-adjusted basis was 3.78% for the three months ended June 30, 2022, compared to 3.42% for the three months ended June 30, 2021. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Three Months Ended
(unaudited)	June 30, 2022	June 30, 2021
Calculation of tax adjusted net interest margin
Net interest income	$17,298	$11,872
Tax adjusted interest on securities and loans	930	745
Adjusted net interest income	18,228	12,617
Total average earning assets	1,927,664	1,473,625
Tax adjusted net interest margin	3.78%	3.42%

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Three Months Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2022			June 30, 2021
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$25,679	$45	0.70	$57,543	$9	0.06
Federal funds sold	1,388	2	0.58	1,288	-	-
Certificates of deposit in other financial institutions	1,625	3	0.74	1,473	7	1.90
Securities available-for-sale	438,309	2,449	2.23	433,355	2,124	1.96
Loans receivable*	1,457,625	15,221	4.18	976,520	10,275	4.21
Federal Home Loan Bank stock	3,038	20	2.63	3,446	20	2.32
Total interest earning assets	1,927,664	$17,740	3.68	1,473,625	$12,435	3.38
Cash and non-interest bearing deposits in other financial institutions	21,435			36,377
Allowance for loan losses	(13,399)			(13,255)
Other noninterest bearing assets	149,339			97,863
Total assets	$2,085,039			$1,594,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,884,712	$389	0.08	$1,402,398	$549	0.16
Repurchase agreements	22,618	26	0.46	16,855	12	0.28
Borrowed funds	9,851	27	1.10	1,720	2	0.47
Total interest bearing liabilities	1,917,181	$442	0.09	1,420,973	$563	0.16
Other noninterest bearing liabilities	25,443			17,787
Total liabilities	1,942,624			1,438,760
Total stockholders' equity	142,415			155,850
Total liabilities and stockholders' equity	$2,085,039			$1,594,610

Net intrest spread	3.59%			3.22%
Net interest margin**	3.59%			3.22%
Ratio of interest-earning assets to interest-bearing liabilities	1.01x			1.04x

* Non-accruing loans have been included in the average balances. ** Net interest income divided by average interest-earning assets.

The increased net interest income and net interest margin for the three months ended June 30, 2022 was primarily the result of the increased earning assets acquired through the RYFL acquisition, reallocation of securities cashflows into organic loan growth, and maintaining lower interest expense.

The following table shows the change in noninterest income for the three months ending June 30, 2022, and June 30, 2021.

(Dollars in thousands)	Three Months Ended June 30,		6/30/2022	vs. 6/30/2021
(unaudited)	2022	2021	$ Change	% Change
Noninterest income:
Fees and service charges	$1,560	$1,471	$89	6.1%
Wealth management operations	588	576	12	2.1%
Gain on sale of loans held-for-sale, net	291	1,116	(825)	-73.9%
Gain on sale of securities, net	258	269	(11)	-4.1%
Increase in cash value of bank owned life insurance	193	188	5	2.7%
Gain (loss) on sale of foreclosed real estate	-	36	(36)	-100.0%
Other	6	24	(18)	-75.0%

Total noninterest income	$2,896	$3,680	$(784)	-21.3%

The decrease in gain on sale of loans is the result of significant refinance in 2021 due to the economic and low-rate environment, which resulted in more loans originated and sold. We expect demand for fixed rate mortgage loans held-for-sale in the secondary market to be lower as borrowing rates on loans increase. The increase in fees and service charges is primarily the result of the acquisition of RYFL and the resultant increase in our customer base.

The following table shows the change in noninterest expense for the three months ending June 30, 2022, and June 30, 2021.

(Dollars in thousands)	Three Months Ended June 30,		6/30/2022	vs. 6/30/2021
(Unaudited)	2022	2021	$ Change	% Change
Noninterest expense:
Compensation and benefits	$7,538	$5,897	$1,641	27.8%
Data processing	1,246	597	649	108.7%
Occupancy and equipment	1,729	1,324	405	30.6%
Marketing	385	195	190	97.4%
Federal deposit insurance premiums	380	204	176	86.3%
Other	3,898	2,793	1,105	39.6%

Total noninterest expense	$15,176	$11,010	$4,166	37.8%

The increase in compensation and benefits is primarily the result of the RYFL acquisition, management’s continued focus on talent management, and wage inflation. The increase in data processing expense is primarily the result of increased system utilization due to growth of the Bank, and continued investment in technological advancements such as Salesforce and nCino. The increase in occupancy and equipment expense is primarily related to the RYFL acquisition and higher operating costs. Marketing expenses have increased to enhance brand recognition in new markets and gain more wallet share. The increase in federal deposit insurance premiums is primarily the result of growth of the bank’s average assets. The increase in other operating expenses is primarily the result of one-time expenses related to the acquisition of RYFL, continued investments in strategic initiatives focusing on growth of the organization, and inflationary pressures.

For the three months ended June 30, 2022, data processing expense totaled $1.2 million, a decrease of $1.8 million from the three months ended March 31, 2022 total of $3.1 million. The decrease for the three months ended June 30, 2022, is primarily related to $1.9 million in RYFL conversion expense recognized during the three months ended March 31, 2022.

The provision for income taxes was $587 thousand for the three months ended June 30, 2022, as compared to $395 thousand for the three months ended June 30, 2021, an increase of $192 thousand (48.6%). The effective tax rate was 11.7% for the three months ended June 30, 2022, as compared to 10.0% for the three months ended June 30, 2021. The Bancorp’s higher current three months effective tax rate is a result of higher earnings relative to tax preferred income.

Results of Operations - Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

For the six months ended June 30, 2022, the Bancorp reported net income of $6.6 million, compared to net income of $8.1 million for the six months ended June 30, 2021, a decrease of $1.5 million (19.1%). For the six months ended, the ROA was 0.65%, compared to 1.04 % for the six months ended June 30, 2021. The ROE was 8.40% for the six months ended June 30, 2022, compared to 10.54% for the six months ended June 30, 2021.

Net interest income for the six months ended June 30, 2022, was $32.8 million, an increase of $8.9 million (37.3%), compared to $23.9 million for the six months ended June 30, 2021. The weighted-average yield on interest-earning assets was 3.59% for the six months ended June 30, 2022, compared to 3.48% for the six months ended June 30, 2021. The weighted-average cost of funds for the six months ended June 30, 2022, was 0.09% compared to 0.18% for the six months ended June 30, 2021. The impact of the 3.59% return on interest earning assets and the 0.09% cost of funds resulted in an interest rate spread of 3.50% for the current six months, which is an increase from the spread of 3.30% as of June 30, 2021. On a tax adjusted basis, the Bancorp’s net interest margin was 3.70% for the six months ended June 30, 2022, compared to 3.51% for the six months ended June 30, 2021. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Six Months Ended
(unaudited)	June 30, 2022	June 30, 2021
Calculation of tax adjusted net interest margin
Net interest income	$32,833	$23,918
Tax adjusted interest on securities and loans	1,896	1,422
Adjusted net interest income	34,729	25,340
Total average earning assets	1,874,835	1,445,263
Tax adjusted net interest margin	3.70%	3.51%

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2022	June 30, 2021
Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS	`
Interest bearing deposits in other financial institutions	$24,032	$53	0.44	$54,195	$21	0.08
Federal funds sold	4,683	2	0.09	1,040	-	-
Certificates of deposit in other financial institutions	1,674	6	0.72	1,535	15	1.95
Securities available-for-sale	474,016	5,024	2.12	408,753	4,065	1.99
Loans receivable*	1,366,900	28,507	4.17	976,059	21,021	4.31
Federal Home Loan Bank stock	3,530	42	2.38	3,681	40	2.17
Total interest earning assets	1,874,835	$33,634	3.59	1,445,263	$25,162	3.48
Cash and non-interest bearing deposits in other financial institutions	20,821	35,055
Allowance for loan losses	(13,383)	(12,960)
Other noninterest bearing assets	138,343	97,967
Total assets	$2,020,616	$1,565,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,813,254	$726	0.08	$1,375,429	$1,200	0.17
Repurchase agreements	21,013	42	0.40	15,674	22	0.28
Borrowed funds	7,982	33	0.83	1,903	22	2.31
Total interest bearing liabilities	1,842,249	$801	0.09	1,393,006	$1,244	0.18
Other noninterest bearing liabilities	22,029	18,295
Total liabilities	1,864,278	1,411,301
Total stockholders' equity	156,338	154,024
Total liabilities and stockholders' equity	$2,020,616	$1,565,325

Net intrest spread	3.50%	3.30%
Net interest margin**	3.50%	3.31%
Ratio of interest-earning assets to interest-bearing liabilities	1.02	x	1.04	x

* Non-accruing loans have been included in the average balances. ** Net interest income divided by average interest-earning assets.

The increased net interest income and net interest margin for the six months ended June 30, 2022 was primarily the result of the increased earning assets acquired through the RYFL acquisition, reallocation of securities cashflows into organic loan growth, and maintaining lower interest expense.

The following table shows the change in noninterest income for the six months ending June 30, 2022, and June 30, 2021.

(Dollars in thousands)	Six Months Ended June 30,		6/30/2022	vs. 6/30/2021
(unadited)	2022	2021	$ Change	% Change
Noninterest income:
Fees and service charges	$2,864	$2,537	$327	12.9%
Wealth management operations	1,183	1,183	0	0.0%
Gain on sale of loans held-for-sale, net	898	3,165	(2,267)	-71.6%
Gain on sale of securities, net	639	686	(47)	-6.9%
Increase in cash value of bank owned life insurance	445	357	88	24.6%
Gain (loss) on sale of foreclosed real estate	-	27	(27)	-100.0%
Other	11	38	(27)	-71.1%

Total noninterest income	$6,040	$7,993	$(1,953)	-24.4%

The decrease in gain on sale of loans is the result of significant refinance activity in 2021 due to the economic and low-rate environment, which resulted in more loans originated and sold. We expect demand for fixed rate mortgage loans held-for-sale in the secondary market to be lower as borrowing rates on loans increase. The increase in fees and service charges is primarily the result of the acquisition of RYFL and the resultant increase in our customer base.

The following table shows the change in noninterest expense for the six months ending June 30, 2022, and June 30, 2021.

(Dollars in thousands)	Six Months Ended June 30,		6/30/2022	vs. 6/30/2021
(unaudited)	2022	2021	$ Change	% Change
Noninterest expense:
Compensation and benefits	$14,905	$11,582	$3,323	28.7%
Data processing	4,300	1,125	3,175	282.2%
Occupancy and equipment	3,229	2,696	533	19.8%
Marketing	1,036	394	642	162.9%
Federal deposit insurance premiums	599	384	215	56.0%
Other	7,376	5,322	2,054	38.6%

Total noninterest expense	$31,445	$21,503	$9,942	46.2%

The increase in compensation and benefits is primarily the result of the RYFL acquisition, management’s continued focus on talent management, and wage inflation. The increase in occupancy and equipment expense is primarily related to the RYFL acquisition and higher operating costs. Marketing expenses have increased to enhance brand recognition in new markets and gain more wallet share. The increase in federal deposit insurance premiums is primarily the result of growth of the bank’s average assets. The increase in data processing expense is primarily the result of data conversion expenses related to the acquisition of RYFL, increased system utilization due to growth of the Bank, and continued investment in technological advancements such as Salesforce and nCino. The increase in other operating expenses is primarily the result of one-time expenses related to the acquisition of RYFL, continued investments in strategic initiatives focusing on growth of the organization, and inflationary pressures.

The provision for income taxes was $862 thousand for the six months ended June 30, 2022, as compared to $1.1 million for the six months ended June 30, 2021, a decrease of $278 thousand (24.4%). The effective tax rate was 11.6% for the six months ended June 30, 2022, as compared to 12.3% for the six months ended June 30, 2021. The Bancorp’s lower current period effective tax rate is a result of a greater increase in tax preferred income relative to earnings.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s critical accounting policies from December 31, 2021, remain unchanged.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2022, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the six months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the six months ended June 30, 2022 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2022 – January 31, 2022	-	N/A	-	48,828
February 1, 2022 – February 28, 2022	-	N/A	-	48,828
March 1, 2022 – March 31, 2022	-	N/A	-	48,828
April 1, 2022 – April 30, 2022	-	N/A	-	48,828
May 1, 2022 – May 31, 2022	-	N/A	-	48,828
June 1, 2022 – June 30, 2022	-	N/A	-	48,828
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

10.1

Employment Agreement between Finward Bancorp, Peoples Bank and Todd M. Scheub dated as of April 27, 2022 (incorporated herein by reference to Exhibit 10.1 to the Bancorp’s Form 8-K dated April 28, 2022).

10.2

Extension Agreement between Finward Bancorp, Peoples Bank and David A. Bochnowski effective as of June 28, 2022 (incorporated herein by reference to Exhibit 10.1 to the Bancorp’s Form 8-K dated May 23, 2022).

10.3

Post 2004 Deferred Compensation Plan for the Directors of Peoples Bank, Amended and Restated Effective May 20, 2022 (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Form 8-K dated May 23, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended June 30, 2022, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: August 15, 2022	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: August 15, 2022	/s/ Peymon S. Torabi
Peymon S. Torabi
Executive Vice President, Chief Financial
Officer and Treasurer