Form 10-Q
period 2022-09-30
Finward Bancorp
filed 2022-11-14
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2022 or

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

There were 4,297,799 shares of the registrant’s Common Stock, without par value, outstanding at November 14, 2022.

Finward Bancorp

Index

Page
Number
PART I. Financial Information

Item 1.Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II. Other Information	44

SIGNATURES	45

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

Finward Bancorp
Consolidated Balance Sheet

(Dollars in thousands)	September 30, 2022 (unaudited)	December 31, 2021

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$26,463	$12,725
Interest bearing deposits in other financial institutions	11,151	19,987
Federal funds sold	682	464

Total cash and cash equivalents	38,296	33,176

Certificates of deposit in other financial institutions	2,214	1,709

Securities available-for-sale	359,035	526,889
Loans held-for-sale	997	4,987
Loans receivable, net of deferred fees and costs	1,502,696	966,720
Less: allowance for loan losses	(13,398)	(13,343)
Net loans receivable	1,489,298	953,377
Federal Home Loan Bank stock	3,038	3,247
Accrued interest receivable	6,849	5,444
Premises and equipment	43,865	31,385
Cash value of bank owned life insurance	31,754	31,440
Goodwill	22,615	11,109
Other intangible assets	5,188	3,126
Other assets	49,837	14,854

Total assets	$2,052,986	$1,620,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$386,137	$295,294
Interest bearing	1,446,827	1,138,907
Total	1,832,964	1,434,201
Repurchase agreements	21,966	14,581
Borrowed funds	56,174	-
Accrued expenses and other liabilities	23,859	15,346

Total liabilities	1,934,963	1,464,128

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: September 30, 2022 - 4,297,900 December 31, 2021 - 3,480,701	-	-
Additional paid-in capital	68,826	30,430
Accumulated other comprehensive (loss) income	(79,839)	4,276
Retained earnings	129,036	121,909

Total stockholders' equity	118,023	156,615

Total liabilities and stockholders' equity	$2,052,986	$1,620,743

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Income
(unaudited)

(Dollars in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2022	2021	2022	2021
Interest income:
Loans receivable	$16,122	$10,270	$44,629	$31,291
Securities	2,292	2,378	7,358	6,483
Other interest earning assets	125	18	186	54

Total interest income	18,539	12,666	52,173	37,828

Interest expense:
Deposits	871	452	1,597	1,652
Repurchase agreements	51	13	93	35
Borrowed funds	110	1	143	23

Total interest expense	1,032	466	1,833	1,710

Net interest income	17,507	12,200	50,340	36,118
Provision for loan losses	-	139	-	1,293

Net interest income after provision for loan losses	17,507	12,061	50,340	34,825

Noninterest income:
Fees and service charges	1,570	1,473	4,434	4,010
Wealth management operations	407	604	1,590	1,787
Gain on sale of loans held-for-sale, net	344	1,229	1,242	4,394
Gain on sale of securities, net	23	590	662	1,276
Increase in cash value of bank owned life insurance	183	180	628	537
Gain on sale of foreclosed real estate	-	-	-	27
Other	103	70	114	108

Total noninterest income	2,630	4,146	8,670	12,139

Noninterest expense:
Compensation and benefits	7,498	6,042	22,403	17,624
Data processing	1,212	872	5,512	1,997
Occupancy and equipment	1,804	1,380	5,033	4,076
Marketing	587	334	1,623	728
Federal deposit insurance premiums	350	236	949	620
Net loss recognized on sale of premises and equipment	254	-	254	-
Other	3,305	3,537	10,681	8,859

Total noninterest expense	15,010	12,401	46,455	33,904

Income before income tax expenses	5,127	3,806	12,555	13,060
Income tax expenses	571	268	1,433	1,408

Net income	$4,556	$3,538	$11,122	$11,652

Earnings per common share:
Basic	$1.07	$1.02	$2.68	$3.35
Diluted	$1.07	$1.02	$2.67	$3.35

Dividends declared per common share	$0.31	$0.31	$0.93	$0.93

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$4,556	$3,538	$11,122	$11,652

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (loss) gain arising during the period	(27,900)	(6,501)	(105,810)	(8,638)
Less: reclassification adjustment for gains included in net income	(23)	(590)	(662)	(1,276)
Net securities (loss) gain during the period	(27,923)	(7,091)	(106,472)	(9,914)
Tax effect	5,865	1,490	22,357	2,081
Other comprehensive (loss) gain, net of tax	(22,058)	(5,601)	(84,115)	(7,833)

Comprehensive (loss) gain, net of tax	(17,502)	(2,063)	(72,993)	3,819

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Changes in Stockholder's Equity
(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at June 30, 2021	$-	$30,141	$8,209	$117,219	$155,569

Net income	-	-	-	3,538	3,538
Other comprehensive loss, net of tax	-	-	(5,601)	-	(5,601)
Stock-based compensation expense	-	143	-	-	143
Cash dividends, $0.31 per share	-	-	-	(1,080)	(1,080)

Balance at September 30, 2021	$-	$30,284	$2,608	$119,677	$152,569

Balance at January 1, 2021	$-	$29,987	$10,441	$111,261	$151,689

Net income	-	-	-	11,652	11,652
Other comprehensive loss, net of tax	-	-	(7,833)	-	(7,833)
Net surrender value of 1,904 restricted stock awards	-	(131)	-	-	(131)
Stock-based compensation expense	-	428	-	-	428
Cash dividends, $0.31 per share	-	-	-	(3,236)	(3,236)

Balance at September 30, 2021	$-	$30,284	$2,608	$119,677	$152,569

Balance at June 30, 2022	$-	$68,623	$(57,781)	$125,812	$136,654

Net income	-	-	-	4,556	4,556
Other comprehensive loss, net of tax	-	-	(22,058)	-	(22,058)
Stock-based compensation expense	-	203	-	-	203
Cash dividends, $0.31 per share	-	-	-	(1,332)	(1,332)

Balance at September 30, 2022	$-	$68,826	$(79,839)	$129,036	$118,023

Balance at January 1, 2022	$-	$30,430	$4,276	$121,909	$156,615

Net income	-	-	-	11,122	11,122
Other comprehensive loss, net of tax	-	-	(84,115)	-	(84,115)
Net surrender value of 2,479 restricted stock awards	-	(120)	-	-	(120)
Stock-based compensation expense	-	535	-	-	535
Issuance of 795,423 shares at $47.75 per share, for acquisition of Royal Financial, Inc	-	37,981	-	-	37,981
Cash dividends, $0.31 per share	-	-	-	(3,995)	(3,995)

Balance at September 30, 2022	$-	$68,826	$(79,839)	$129,036	$118,023

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Cash Flows
(unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,122	$11,652
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(40,775)	(120,101)
Sale of loans originated for sale	45,994	131,477
Depreciation and amortization, net of accretion	4,695	3,289
Stock based compensation expense	535	428
Gain on sale of securities, net	(662)	(1,276)
Gain on sale of loans held-for-sale, net	(1,352)	(4,546)
Loss on sale of premises and equipment, net	254	-
Gain on sale of foreclosed real estate	-	(27)
Gain on cash value of bank owned life insurance	(628)	(537)
Loss on derivatives	110	152
Provision for loan losses	-	1,293
Net change in:
Interest receivable	431	(546)
Other assets	(5,043)	1,591
Accrued expenses and other liabilities	(3,045)	(6,290)
Net cash provided by operating activities	11,636	16,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	474	920
Purchase of certificates of deposit in other financial institutions	(734)	-
Proceeds from maturities and pay downs of securities available-for-sale	37,289	43,488
Proceeds from sales of securities available-for-sale	53,953	28,565
Purchase of securities available-for-sale	(30,421)	(191,130)
Proceeds from bank owned life insurance	314	-
Net change in loans receivable	(82,501)	20,148
Proceeds of Federal Home Loan Bank Stock	1,512	671
Purchase of loans receivable	(2,663)	(11,331)
Purchase of premises and equipment, net	(2,656)	(1,019)
Proceeds from sale of premises and equipment	1,694	-
Proceeds from sale of foreclosed real estate	-	484
Cash and cash equivalents from acquisition activity, net	33,799	-
Net cash provided by (used in) investing activities	10,060	(109,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(76,273)	103,861
Proceeds from FHLB advances	37,000	-
Repayment of FHLB advances	-	(6,000)
Net surrender value of restricted stock awards	(120)	(131)
Change in repurchase agreements	7,385	10,133
Change in other borrowed funds	19,174	(149)
Dividends paid	(3,742)	(3,226)
Net cash (used in) provided by financing activities	(16,576)	104,488
Net change in cash and cash equivalents	5,120	11,843
Cash and cash equivalents at beginning of period	33,176	19,922
Cash and cash equivalents at end of period	$38,296	$31,765

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,749	$1,744
Income taxes	1,157	2,185
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$528,321	$-
Value of goodwill and other intangible assets	14,726	-
Fair value of liabilities assumed	486,341	-
Cash paid for acquisition	18,725	-
Issuance of common stock for acquisition	37,981	-
Noncash activities:
Dividends declared not paid	1,332	1,080
Securities purchased not settled	-	11,187

See accompanying notes to consolidated financial statements.

Finward Bancorp

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Organization and Description of Business

The consolidated financial statements include the accounts of Finward Bancorp (the “Bancorp” or “FNWD”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC; NWIN Funding, Incorporated, 1683 Real Estate LLC, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2022, and December 31, 2021, and the consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the quarter and nine months ended September 30, 2022, and 2021, and consolidated statements of cash flows for the nine months ended September 30, 2022, and 2021. The income reported for the nine month period ended September 30, 2022, is not necessarily indicative of the results to be expected for the full year.

The Notes to the Consolidated Financial Statements appearing in Finward Bancorp’s Annual Report on Form 10-K (2021 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Balance Sheet at December 31, 2021, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

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

Gross loans acquired during the RYFL transaction totaled $456.7 million. As of the nine months ended September 30, 2022, the remaining outstanding principal of loans directly related to the RYFL acquisition total $389.5 million, of which $5.6 million are expected to be uncollectable.

The following pro-forma and earnings (unaudited) of the combined company are presented as if the RYFL merger had occurred on January 1, 2022 and January 1, 2021:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Selected Financial Data
Interest income	$18,539	$17,939	$53,868	$52,593
Interest expense	(1,032)	(838)	(1,934)	(3,027)
Recovery of (provision for) loan losses	-	(14)	-	(1,108)
Non-interest income	2,630	4,376	8,809	12,794
Non-interest expense (1)	(15,010)	(15,559)	(44,583)	(42,335)
Income before provision for income taxes	5,127	5,904	16,160	18,917
Income tax expense	(571)	(866)	(2,190)	(2,678)
Net income	$4,556	$5,038	$13,970	$16,239

Earnings per common share:
Basic	$1.07	$1.45	$3.36	$4.67
Diluted	$1.07	$1.45	$3.35	$4.67

(1) Excludes $2.9 million in pre-tax merger expenses for the nine months ended September 30, 2022.

For the nine months ended September 30, 2022, the Bancorp has recorded $2.9 million in pre-tax one-time merger expenses related to the RYFL acquisition, and these expenses have been allocated to the following non-interest expense line items within the income statement:

(in thousands)	Nine months ended
Noninterest expense:	September 30, 2022
Compensation and benefits	$132
Data processing	1,929
Marketing	135
Other	656

Period merger expense	$2,852

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2022
U.S. government sponsored entities	$8,883	$-	$(1,338)	$7,545
U.S. treasury securities	394	-	-	394
Collateralized mortgage obligations and residential mortgage-backed securities	166,651	-	(29,370)	137,281
Municipal securities	282,002	-	(69,214)	212,788
Collateralized debt obligations	2,173	-	(1,146)	1,027
Total securities available-for-sale	$460,103	$-	$(101,068)	$359,035

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2021
U.S. government sponsored entities	$8,883	$-	$(214)	$8,669
U.S. treasury securities	400	-	-	400
Collateralized mortgage obligations and residential mortgage-backed securities	187,279	961	(3,539)	184,701
Municipal securities	322,750	9,904	(527)	332,127
Collateralized debt obligations	2,173	-	(1,181)	992
Total securities available-for-sale	$521,485	$10,865	$(5,461)	$526,889

The cost basis and estimated fair value of available-for-sale debt securities at September 30, 2022, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
September 30, 2022	Basis	Value
Due in one year or less	$190	$190
Due from one to five years	1,978	1,972
Due from five to ten years	21,124	18,207
Due over ten years	270,160	201,385

Collateralized mortgage obligations and residential mortgage-backed securities	166,651	137,281
Total	$460,103	$359,035

Sales of available-for-sale securities were as follows for the quarter ended:

	(Dollars in thousands)
	September 30,	September 30,
	2022	2021

Proceeds	$10,178	$9,275
Gross gains	41	591
Gross losses	(18)	(1)

Sales of available-for-sale securities were as follows for the nine months ended:

	(Dollars in thousands)
	September 30,	September 30,
	2022	2021

Proceeds	$53,953	$28,565
Gross gains	733	1,297
Gross losses	(71)	(21)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, June 30, 2022	$(57,781)
Current period change	(22,058)
Ending balance, September 30, 2022	$(79,839)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, June 30, 2021	$8,209
Current period change	(5,601)
Ending balance, September 30, 2021	$2,608

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2021	$4,276
Current period change	(84,115)
Ending balance, September 30, 2022	$(79,839)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2020	$10,441
Current period change	(7,833)
Ending balance, September 30, 2021	$2,608

Securities with market values of approximately $208.9 million and $39.5 million were pledged as of September 30, 2022 and December 31, 2021, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at September 30, 2022, and December 31, 2021 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
September 30, 2022
U.S. government sponsored entities	$-	$-	$7,545	$(1,338)	$7,545	$(1,338)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	45,306	(7,593)	91,975	(21,777)	137,281	(29,370)	100.0%
Municipal securities	166,907	(49,241)	45,611	(19,973)	212,518	(69,214)	99.9%
Collateralized debt obligations	-	-	1,027	(1,146)	1,027	(1,146)	100.0%
Total temporarily impaired	$212,213	$(56,834)	$146,159	$(44,233)	$358,371	$(101,068)	99.8%
Number of securities		333		120		453

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2021
U.S. government sponsored entities	$8,669	$(214)	$-	$-	$8,669	$(214)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	126,373	(3,175)	8,109	(364)	134,482	(3,539)	72.8%
Municipal securities	70,309	(527)	-	-	70,309	(527)	21.2%
Collateralized debt obligations	-	-	992	(1,181)	992	(1,181)	100.0%
Total temporarily impaired	$205,351	$(3,916)	$9,101	$(1,545)	$214,452	$(5,461)	40.7%
Number of securities		133		5		138

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

(Dollars in thousands)
	September 30, 2022	December 31, 2021
Loans secured by real estate:
Residential real estate	$471,565	$260,134
Home equity	37,578	34,612
Commercial real estate	452,852	317,145
Construction and land development	134,301	123,822
Multifamily	258,377	61,194
Total loans secured by real estate	1,354,673	796,907
Commercial business	95,372	115,772
Consumer	827	582
Manufactured homes	35,866	37,887
Government	9,649	8,991
Loans receivable	1,496,387	960,139
Add (less):
Net deferred loan origination costs	5,767	6,810
Undisbursed loan funds and loan clearings	542	(229)
Loans receivable, net of deferred fees and costs	$1,502,696	$966,720

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2022:

Allowance for loan losses:
Residential real estate	$2,756	$-	$8	$246	$3,010
Home equity	373	-	-	22	395
Commercial real estate	5,527	-	-	(27)	5,500
Construction and land development	1,744	-	-	(229)	1,515
Multifamily	1,128	-	-	108	1,236
Commercial business	1,808	(57)	50	(100)	1,701
Consumer	70	(13)	4	(20)	41
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$13,406	$(70)	$62	$-	$13,398

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2021:

Allowance for loan losses:
Residential real estate	$2,294	$(28)	$21	$188	$2,475
Home equity	371	-	-	3	374
Commercial real estate	5,939	-	-	413	6,352
Construction and land development	1,798	-	-	90	1,888
Multifamily	740	-	-	47	787
Commercial business	2,474	-	6	(594)	1,886
Consumer	23	(4)	1	(8)	12
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$13,639	$(32)	$28	$139	$13,774

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2022:

Allowance for loan losses:
Residential real estate	$2,480	$-	$58	$472	$3,010
Home equity	357	-	-	38	395
Commercial real estate	5,515	-	-	(15)	5,500
Construction and land development	2,119	-	-	(604)	1,515
Multifamily	848	-	-	388	1,236
Commercial business	2,009	(57)	88	(339)	1,701
Consumer	15	(50)	16	60	41
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$13,343	$(107)	$162	$-	$13,398

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2021:

Allowance for loan losses:
Residential real estate	$2,211	$(32)	$46	$250	$2,475
Home equity	276	(1)	-	99	374
Commercial real estate	5,406	-	-	946	6,352
Construction and land development	1,405	-	-	483	1,888
Multifamily	626	-	-	161	787
Commercial business	2,508	-	25	(647)	1,886
Consumer	26	(21)	6	1	12
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$12,458	$(54)	$77	$1,293	$13,774

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $5.0 million and $5.8 million as of September 30, 2022, and December 31, 2021, respectively, and is included in net deferred loan origination costs.

The Bancorp's impairment analysis is summarized below:

Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at September 30, 2022:

Residential real estate	$27	$2,983	$471,565	$1,545	$1,778	$468,242
Home equity	3	392	37,578	116	127	37,335
Commercial real estate	456	5,044	452,852	2,264	2,965	447,623
Construction and land development	-	1,515	134,301	-	-	134,301
Multifamily	-	1,236	258,377	-	2,804	255,573
Commercial business	263	1,438	95,372	397	991	93,984
Consumer	-	41	827	-	19	808
Manufactured homes	-	-	35,866	-	-	35,866
Government	-	-	9,649	-	-	9,649
Total	$749	$12,649	$1,496,387	$4,322	$8,684	$1,483,381

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2021:

Residential real estate	$17	$2,463	$260,134	$755	$1,016	$258,363
Home equity	4	353	34,612	147	137	34,328
Commercial real estate	386	5,129	317,145	1,600	-	315,545
Construction and land development	-	2,119	123,822	-	-	123,822
Multifamily	-	848	61,194	-	556	60,638
Commercial business	277	1,732	115,772	524	1,073	114,175
Consumer	-	15	582	-	-	582
Manufactured homes	-	-	37,887	-	-	37,887
Government	-	-	8,991	-	-	8,991
Total	$684	$12,659	$960,139	$3,026	$2,782	$954,331

The Bancorp's credit quality indicators are summarized below at September 30, 2022 and December 31, 2021:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	September 30, 2022
(Dollars in thousands)	1-6	7	8

Loan Segment	Pass	Special mention	Substandard	Total
Residential real estate	$464,241	$1,297	$6,027	$471,565
Home equity	36,589	391	598	37,578
Commercial real estate	432,797	11,754	8,301	452,852
Construction and land development	132,129	2,172	-	134,301
Multifamily	253,001	2,608	2,768	258,377
Commercial business	92,213	2,931	228	95,372
Consumer	827	-	-	827
Manufactured homes	35,866	-	-	35,866
Government	9,649	-	-	9,649
Total	$1,457,312	$21,153	$17,922	$1,496,387

	December 31, 2021
(Dollars in thousands)	1-6	7	8

Loan Segment	Pass	Special mention	Substandard	Total
Residential real estate	$253,472	$2,940	$3,722	$260,134
Home equity	33,565	415	632	34,612
Commercial real estate	301,572	12,011	3,562	317,145
Construction and land development	120,192	3,630	-	123,822
Multifamily	60,657	153	384	61,194
Commercial business	113,470	1,915	387	115,772
Consumer	582	-	-	582
Manufactured homes	37,828	59	-	37,887
Government	8,991	-	-	8,991
Total	$930,329	$21,123	$8,687	$960,139

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

During the nine months ending September 30, 2022, nine residential real estate loans totaling $1.5 million, one commercial real estate loan totaling 1.4 million, and one home equity loan totaling $5 thousand, were modified to include deferral of principal resulting in troubled debt restructuring classification. No trouble debt restructuring loans had subsequently defaulted during the nine months ending September 30, 2022. During the nine months ending September 30, 2021, two residential real estate loans to one customer totaling $148 thousand were modified to include deferral of principal and interest resulting in troubled debt restructuring classification. One commercial real estate loan totaling $835 thousand was restructured with a reduced interest rate and extended amortization resulting in troubled debt restructuring classification. One commercial business loan totaling $601 thousand was provided a short-term renewal and a pending long term restructure resulting in troubled debt restructuring classification. One residential real estate trouble debt restructuring loan totaling $37 thousand had subsequently defaulted during the nine months ending September 30, 2021. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The Bancorp’s individually evaluated impaired loans are summarized below.

(Dollars in thousands)				For the nine months ended		For the three months ended
(unaudited)	As of September 30, 2022			September 30, 2022		September 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$3,069	$4,559	$-	$2,596	$206	$2,563	$51
Home equity	222	238	-	216	14	178	1
Commercial real estate	4,384	4,572	-	2,932	196	3,677	(24)
Construction and land development	-	-	-	430	13	400	13
Multifamily	2,804	3,253	-	2,454	86	2,872	24
Commercial business	1,072	1,181	-	1,137	79	1,048	3
Consumer	19	19	-	15	1	20	1
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-
							-
With an allowance recorded:							-
Residential real estate	$254	$278	$27	$179	$5	$272	$(4)
Home equity	21	21	3	21	1	21	-
Commercial real estate	845	845	456	844	-	846	-
Construction and land development	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Commercial business	316	321	263	332	14	311	(2)
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

Total:
Residential real estate	$3,323	$4,837	$27	$2,775	$211	$2,835	$47
Home equity	$243	$259	$3	$237	$15	$199	$1
Commercial real estate	$5,229	$5,417	$456	$3,776	$196	$4,523	$(24)
Construction & land development	$-	$-	$-	$430	$13	$400	$13
Multifamily	$2,804	$3,253	$-	$2,454	$86	$2,872	$24
Commercial business	$1,388	$1,502	$263	$1,469	$93	$1,359	$1
Consumer	$19	$19	$-	$15	$1	$20	$1
Manufactured homes	$-	$-	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-	$-	$-

				For the nine months ended		For the three months ended
	As of December 31, 2021			September 30, 2021		September 30, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,683	$3,017	$-	$1,691	$83	$1,565	$41
Home equity	262	275	-	307	7	273	2
Commercial real estate	765	765	-	1,268	39	1,362	13
Construction & land development	-	-	-	-	-	-	-
Multifamily	556	647	-	647	20	587	9
Commercial business	1,205	1,324	-	1,410	33	1,354	(3)
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

With an allowance recorded:
Residential real estate	$88	$88	$17	$159	$1	$102	$(4)
Home equity	22	22	4	17	1	22	1
Commercial real estate	835	835	386	5,700	145	5,852	32
Construction & land development	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Commercial business	392	392	277	698	15	659	(7)
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

Total:
Residential real estate	$1,771	$3,105	$17	$1,850	$84	$1,667	$37
Home equity	$284	$297	$4	$324	$8	$295	$3
Commercial real estate	$1,600	$1,600	$386	$6,968	$184	$7,214	$45
Construction & land development	$-	$-	$-	$-	$-	$-	$-
Multifamily	$556	$647	$-	$647	$20	$587	$9
Commercial business	$1,597	$1,716	$277	$2,108	$48	$2,012	$(10)
Consumer	$-	$-	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-	$-	$-

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
September 30, 2022
Residential real estate	$2,266	$1,929	$2,539	$6,734	$464,831	$471,565	$348
Home equity	193	-	521	714	36,864	37,578	-
Commercial real estate	1,004	162	3,350	4,516	448,336	452,852	1,071
Construction and land development	46	-	-	46	134,255	134,301	-
Multifamily	474	908	288	1,670	256,707	258,377	181
Commercial business	1,662	1,466	532	3,660	91,712	95,372	342
Consumer	-	-	-	-	827	827	-
Manufactured homes	572	313	41	926	34,940	35,866	40
Government	-	-	-	-	9,649	9,649	-
Total	$6,217	$4,778	$7,271	$18,266	$1,478,121	$1,496,387	$1,982

December 31, 2021
Residential real estate	$2,507	$824	$2,142	$5,473	$254,661	$260,134	$31
Home equity	169	67	565	801	33,811	34,612	34
Commercial real estate	231	1,960	944	3,135	314,010	317,145	91
Construction and land development	5,148	283	-	5,431	118,391	123,822	-
Multifamily	-	-	109	109	61,085	61,194	-
Commercial business	573	1,594	242	2,409	113,363	115,772	49
Consumer	-	3	-	3	579	582	-
Manufactured homes	633	171	-	804	37,083	37,887	-
Government	-	-	-	-	8,991	8,991	-
Total	$9,261	$4,902	$4,002	$18,165	$941,974	$960,139	$205

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	September 30, 2022	December 31, 2021
Residential real estate	$4,965	$4,651
Home equity	585	623
Commercial real estate	2,807	940
Construction and land development	-	-
Multifamily	367	455
Commercial business	219	387
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$8,943	$7,056

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2022, total purchased credit impaired loans with unpaid principal balances totaled $10.6 million with a recorded investment of $8.7 million. At December 31, 2021, purchased credit impaired loans with unpaid principal balances totaled $4.2 million with a recorded investment of $2.8 million.

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $5.8 million at September 30, 2022, compared to $1.1 million at December 31, 2021.

Accretable yield, or income recorded for the three months ended September 30, is as follows:

(dollars in thousands)	Total
2021	$188
2022	176

Accretable yield, or income recorded for the nine months ended September 30, is as follows:

(dollars in thousands)	Total
2021	$793
2022	723

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
Remainder 2022	$164
2023	665
2024	649
2025	507
2026	332
2027 and thereafter	3,464
Total	$5,781

Note 6 – Intangibles and Acquisition Related Accounting

The Bancorp established a goodwill balance totaling $11.5 million with the acquisition of RYFL, and also maintains goodwill balances totaling $11.1 million from prior acquisitions. Goodwill totaled $22.6 million and $11.1 million as of September 30, 2022 and December 31, 2021, respectively. During the quarter ended June 30, 2022, there was remeasurement of goodwill reducing the balance by $158 thousand, see Note 3 – Acquisition Activity for more detail on the remeasurement. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded.

In addition to goodwill, a core deposit intangible was established with the acquisition of RYFL and from previous acquisitions. The Bancorp had core deposit intangible balances of $5.2 million and $3.1 million as of September 30, 2022, and December 31, 2021, respectively. The table below summarizes the annual amortization:

The amortization recorded for the nine months ended September 30, is as follows:

(dollars in thousands)	Total
2021	$745
2022	$1,157

The amortization recorded for the three months ended September 30, is as follows:

(dollars in thousands)	Total
2021	$248
2022	$400

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	Total
Current year	396
2023	1,522
2024	1,411
2025	688
2026	360
5 years and thereafter	812
Total	$5,189

For the RYFL acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $1.0 million. Approximately $134 thousand and $438 thousand of amortization was taken as income during the quarter and nine months ended September 30, 2022, respectively. It is estimated amortization to be recorded in future periods is as follows; an additional $103 thousand in 2022, $217 thousand in 2023, $124 thousand in 2024, $72 thousand in 2025, and $55 thousand thereafter.

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

Note 8 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the quarter and nine months ended September 30, 2022, and 2021, are as follows:

(dollars in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic earnings per common share:
Net income as reported	$4,556	$3,538	$11,122	$11,652
Weighted average common shares outstanding	4,242,568	3,479,139	4,153,733	3,476,406
Basic earnings per common share	$1.07	$1.02	$2.68	$3.35

Diluted earnings per common share:
Net income as reported	$4,556	$3,538	$11,122	$11,652
Weighted average common shares outstanding	4,242,568	3,479,139	4,153,733	3,476,406
Add: Dilutive effect of unvested restricted stock awards	18,028	-	16,804	-
Weighted average common and dilutive potential common shares outstanding	4,260,596	3,479,139	4,170,537	3,476,406
Diluted earnings per common share	$1.07	$1.02	$2.67	$3.35

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the quarter ended September 30, 2022, stock based compensation expense of $203 thousand was recorded, compared to $143 thousand for the quarter ended September 30, 2021. For the nine months ended September 30, 2022, stock based compensation expense of $535 thousand was recorded, compared to $428 thousand for the nine months ended September 30, 2021. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $1.4 million through 2025 with an weighted average life of 2.3 years.

Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the nine months ended September 30, 2022, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	44,235	$42.33
Granted	23,842	46.06
Vested	(11,158)	41.63
Forfeited	(1,587)	44.17
Non-vested at September 30, 2022	55,332	$44.03

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

In September 2022, the FASB issued ASU No. 2022-04 “Liabilities - Supplier Finance Programs (Subtopic 405-50)” enhancing the transparency of supplier finance programs and the related financial statement disclosures. The amendments require that a buyer in a supplier finance program disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. ASU 2022-04 is effective January 1, 2023, except for the disclosure of rollforward information, which is effective January 1, 2024, and is not expected to have an impact on the Bancorp’s consolidated financial statements.

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

The following table shows the amounts of non-hedging derivative financial instruments:

September 30, 2022
	Notational or contractual amount	Asset derivatives		Liability derivatives
(Dollars in thousands)		Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$90,181	Other assets	$9,819	Other liabilties	$9,819
Interest rate lock commitments	2,097	Other assets	31	N/A	-
Total	$92,278		$9,850		$9,819

December 31, 2021
	Notational or contractual amount	Asset derivatives		Liability derivatives
(Dollars in thousands)		Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$94,154	Other assets	$2,686	Other liabilties	$2,686
Interest rate lock commitments	7,837	Other assets	141	N/A	-
Total	$101,991		$2,827		$2,686

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Nine Months Ended
		September 30,
(Dollars in thousands)	Statement of Income Classification	2022	2021
Interest rate swap contracts	Fees and service charges	$3	$379
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(110)	(152)
Total		$(107)	$227

		Three Months Ended
		September 30,
(Dollars in thousands)	Statement of Income Classification	2022	2021
Interest rate swap contracts	Fees and service charges	$3	$161
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(42)	(24)
Total		$(39)	$137

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented		Cash Collateral Received
(Dollars in thousands)	Recognized Assets	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments		Net Amount
September 30, 2022
Interest rate swap contracts	$9,819	$-	$9,819	$-	$-	$9,819
Interest rate lock commitments	31	-	31	-	-	31
Total	$9,850	$-	$9,850	$-	$-	$9,850

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral Received
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments		Net Amount
December 31, 2021
Interest rate swap contracts	$2,686	$-	$2,686	$-	$-	$2,686
Interest rate lock commitments	141	-	141	-	-	141
Total	$2,827	$-	$2,827	$-	$-	$2,827

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral Pledged
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments		Net Amount
September 30, 2022
Interest rate swap contracts	$9,819	$-	$9,819	$-	$3,930	$5,889
Total	$9,819	$-	$9,819	$-	$3,930	$5,889

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral Pledged
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments		Net Amount
December 31, 2021
Interest rate swap contracts	$2,686	$-	$2,686	$-	$3,930	$(1,244)
Total	$2,686	$-	$2,686	$-	$3,930	$(1,244)

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

At the end of each reporting period, securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with GAAP. Impairment is other-than-temporary if the decline in the fair value is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates. The Bancorp considers the following factors when determining an other-than-temporary impairment for a security: the length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; an assessment of whether the Bancorp (1) has the intent to sell the debt securities before recovery or (2) identified credit impairment indicating it is unlikely the Bancorp will recover its amortized cost basis. If any of these conditions is met, management will recognize other-than-temporary impairment. If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings.

In addition to the impairment evaluation noted above, the Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its pooled collateralized debt obligations. The specialist analysis is performed annually in December, or when management deems necessary, and utilizes analytical models used to project future cash flows for the pooled collateralized debt obligations based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with GAAP. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled collateralized debt obligation. In addition, a detailed review of the performing collateral was performed. Based on current market conditions and a review of the trustee reports, management performed an analysis of the pooled collateralized debt obligations and no additional impairment was taken at December 31, 2021. In addition, the collateralized debt obligation portfolio was reviewed in accordance with our quarterly impairment evaluation, as described in the preceding paragraph, noting no additional impairment was taken at September 30, 2022.

The table below shows the credit loss roll forward on a year-to-date basis for the Bancorp’s pooled collateralized debt obligations that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2021	$173
Additions not previously recognized	-
Ending balance, September 30, 2022	$173

At September 30, 2022, collateralized debt obligations with a cost basis of $2.2 million continue to be in “payment in kind” status. These collateralized debt obligations classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For these collateralized debt obligations in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with GAAP, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume on a consistent basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2022. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$9,819	$-	$9,819	$-
Interest rate lock commitments	31	-	31	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,545	-	7,545	-
U.S. treasury securities	394	-	394	-
Collateralized mortgage obligations and residential mortgage-backed securities	137,281	-	137,281	-
Municipal securities	212,788	-	212,788	-
Collateralized debt obligations	1,027	-	-	1,027
Total securities available-for-sale	$359,035	$-	$358,008	$1,027

Liabilities:
Interest rate swap contracts	$9,819	$-	$9,819	$-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$2,686	$-	$2,686	$-
Interest rate lock commitments	141	-	141	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,669	-	8,669	-
U.S. treasury securities	400	-	400	-
Collateralized mortgage obligations and residential mortgage-backed securities	184,701	-	184,701	-
Municipal securities	332,127	-	332,127	-
Collateralized debt obligations	992	-	-	992
Total securities available-for-sale	$526,889	$-	$525,897	$992

Liabilities:
Interest rate swap contracts	$2,686	$-	$2,686	$-

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2021	$929
Principal payments	(9)
Total unrealized gains, included in other comprehensive income	91
Ending balance, September 30, 2021	$1,011

Beginning balance, January 1, 2022	$992
Principal payments	-
Total unrealized gains, included in other comprehensive income	35
Ending balance, September 30, 2022	$1,027

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,743	$-	$-	$1,743

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$896	$-	$-	$896

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

	September 30, 2022		Estimated Fair Value Measurements at September 30, 2022 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$38,296	$38,296	$38,296	$-	$-
Certificates of deposit in other financial institutions	2,214	2,187	-	2,187	-
Loans held-for-sale	997	1,006	-	1,006	-
Loans receivable, net	1,489,298	1,430,158	-	-	1,430,158
Federal Home Loan Bank stock	3,038	3,038	-	3,038	-
Accrued interest receivable	6,849	6,849	-	6,849	-

Financial liabilities:
Non-interest bearing deposits	386,137	386,137	386,137	-	-
Interest bearing deposits	1,446,827	1,446,800	1,119,174	327,626	-
Repurchase agreements	21,966	21,803	14,253	7,550	-
Borrowed funds	56,174	56,170	19,174	36,996	-
Accrued interest payable	106	106	-	106	-

	December 31, 2021		Estimated Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$33,176	$33,176	$33,176	$-	$-
Certificates of deposit in other financial institutions	1,709	1,737	-	1,737	-
Loans held-for-sale	4,987	5,065	-	5,065	-
Loans receivable, net	953,377	951,744	-	-	951,744
Federal Home Loan Bank stock	3,247	3,247	-	3,247	-
Accrued interest receivable	5,444	5,444	-	5,444	-

Financial liabilities:
Non-interest bearing deposits	295,294	295,294	295,294	-	-
Interest bearing deposits	1,138,907	1,139,126	899,690	239,436	-
Repurchase agreements	14,581	14,579	12,842	1,737	-
Accrued interest payable	22	22	-	22	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended September 30, 2022 and December 31, 2021:

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

Note 14 - Borrowings

At September 30, 2022, and December 31, 2021, borrowed funds are summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2022	2021
Variable rate advances from the FHLB.	37,000	-
Line of credit at FHLB	19,174	-
Total	$56,174	$-

At September 30, 2022, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
Remainder 2022	$-
2023	37,000
Total	$37,000

At September 30, 2022 and December 31, 2021 advances from the Federal Home Loan Bank were as follows:

	(Dollars in thousands)
	September 30,	December 31,
	2022	2021
Variable rate advances, as of September 30, 2022, average rate: 3.45%, none outstanding as of December 31, 2021	$37,000	$-

Variable rate advances are payable at maturity. The advances were collateralized by loans with a carrying value totaling approximately $877 million at September 30, 2022. In addition to the variable rate advances, the Bancorp maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp carried a balance of $19.2 million at an average rate of 3.47% at September 30, 2022, and did not have a balance on the line of credit at December 31, 2021. The Bancorp did not have other borrowings at September 30, 2022, or as of December 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2022, as compared to December 31, 2021, and the results of operations for the quarter and nine months ending September 30, 2022, and September 30, 2021. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

At September 30, 2022, the Bancorp had total assets of $2.1 billion, loans receivable, net of deferred fees and costs, of $1.5 billion and total deposits of $1.8 billion. Stockholders' equity totaled $118.0 million or 5.7% of total assets, with a book value per share of $27.46. Net income for the quarter ended September 30, 2022, was $4.6 million, or $1.07 earnings per common diluted share. For the quarter ended September 30, 2022, the return on average assets (ROA) was 0.88%, while the return on average stockholders’ equity (ROE) was 13.65%. Net income for the nine months ended September 30, 2022, was $11.1 million, or $2.67 earnings per diluted common share. For the nine months ended September 30, 2022, the ROA was 0.73%, while the ROE was 9.98%.

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

Financial Condition

During the nine months ended September 30, 2022, total assets increased by $432.2 million (26.7%), with interest-earning assets increasing by $355.8 million (23.3%). At September 30, 2022, interest-earning assets totaled $1.9 billion compared to $1.5 billion at December 31, 2021. Earning assets represented 91.6% of total assets at September 30, 2022 and 94.0% of total assets at December 31, 2021. The increase in total assets and interest earning assets for the nine months was primarily the result of the acquisition of RYFL.

Net loans receivable totaled $1.5 billion at September 30, 2022, compared to $953.4 million at December 31, 2021. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	(unaudited)
	September 30,		December 31,
(Dollars in thousands)	2022		2021
	Balance	% Loans	Balance	% Loans

Residential real estate	$471,565	31.5%	260,134	33.0%
Home equity	37,578	2.5%	34,612	5.4%
Commercial real estate	452,852	30.3%	317,145	31.2%
Construction and land development	134,301	9.0%	123,822	9.7%
Multifamily	258,377	17.3%	61,194	5.7%
Consumer	827	0.1%	582	0.1%
Manufactured Homes	35,866	2.4%	37,887	1.8%
Commercial business	95,372	6.4%	115,772	11.4%
Government	9,649	0.5%	8,991	1.7%
Loans receivable	1,496,387	100.0%	960,139	100.0%
Plus:
Net deferred loans origination costs	5,767		6,810
Undisbursed loan funds	542		(229)
Loans receivable, net of deferred fees and costs	$1,502,696		$966,720

Adjustable rate loans / loans receivable	$680,944	45.5%	$542,975	56.6%

	(unaudited)
	September 30,	December 31,
	2022	2021

Loans receivable to total assets	73.2%	59.6%
Loans receivable to earning assets	79.9%	63.4%
Loans receivable to total deposits	82.0%	67.4%

The following table sets forth certain information at September 30, 2022, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$8,806	$27,474	$106,061	$329,224	$471,565
Home equity	20,013	259	2,409	14,897	37,578
Commercial real estate	26,255	100,000	325,995	602	452,852
Construction and land development	37,561	37,949	39,928	18,863	134,301
Multifamily	27,292	102,202	126,515	2,368	258,377
Consumer	110	660	57	-	827
Manufactured Homes	-	56	9,809	26,001	35,866
Commercial business	35,272	44,523	14,891	686	95,372
Government	100	3,063	6,486	-	9,649
Total loans receivable	$155,409	$316,186	$632,151	$392,641	$1,496,387

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2022, the Bancorp originated $40.8 million in new fixed rate mortgage loans for sale, compared to $120.1 million during the nine months ended September 30, 2021. Net gains realized from the mortgage loan sales totaled $1.2 million for the nine months ended September 30, 2022, compared to $4.4 million for the nine months ended September 30, 2021. The decrease in net gains realized from mortgage loan sales for the nine months ended September 30, 2022, compared to the prior year period is primarily due to lower demand for fixed rate mortgage loans as a result of increases in mortgage rates, which in-turn has resulted in a slowing in the sale of these mortgage loans. At September 30, 2022, the Bancorp had $997 thousand in loans that were classified as held for sale, compared to $5.0 million at December 31, 2021.

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At September 30, 2022, non-performing loans that remained accruing and more than 90 days past due include two residential real estate loans totaling $348 thousand, six commercial real estate loans totaling $1.1 million, four commercial business loans totaling $342 thousand, one multifamily loan totaling $181 thousand, and one consumer manufactured home loan of $41 thousand. The Bancorp will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	September 30, 2022	December 31, 2021
Residential real estate	$5,313	$4,682
Home equity	585	657
Commercial real estate	3,878	1,031
Construction and land development	-	-
Multifamily	548	455
Commercial business	561	436
Consumer	-	-
Manufactured homes	40	-
Government	-	-
Total	$10,925	$7,261
Nonperforming loans to total loans	0.73%	0.75%
Nonperforming loans to total assets	0.53%	0.45%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2022 or December 31, 2021.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	September 30, 2022	December 31, 2021
Residential real estate	$6,027	$3,722
Home equity	598	632
Commercial real estate	8,301	3,562
Construction and land development	-	-
Multifamily	2,768	384
Commercial business	228	387
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$17,922	$8,687

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

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	September 30, 2022	December 31, 2021
Residential real estate	$1,297	$2,940
Home equity	391	415
Commercial real estate	11,754	12,011
Construction and land development	2,172	3,630
Multifamily	2,608	153
Commercial business	2,931	1,915
Consumer	-	-
Manufactured homes	-	59
Government	-	-
Total	$21,153	$21,123

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	September 30, 2022	December 31, 2021
Residential real estate	$3,323	$1,771
Home equity	243	284
Commercial real estate	5,229	1,600
Construction and land development	-	-
Multifamily	2,804	556
Commercial business	1,388	1,597
Consumer	19	-
Manufactured homes	-	-
Government	-	-
Total	$13,006	$5,808

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)	(unaudited)
Loan Segment	September 30, 2022	December 31, 2021
Residential real estate	$1,915	$342
Home equity	79	83
Commercial real estate	1,983	747
Construction and land development	-	-
Multifamily	-	-
Commercial business	497	694
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$4,474	$1,866

At September 30, 2022, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the nine months ended are summarized below:

(Dollars in thousands)
	(unaudited)

Loan Segment	September 30, 2022	September 30, 2021
Residential real estate	$472	$250
Home equity	38	99
Commercial real estate	(15)	946
Construction and land development	(604)	483
Multifamily	388	161
Commercial business	(339)	(647)
Consumer	60	1
Manufactured homes	-	-
Government	-	-
Total	$-	$1,293

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	As of the nine months ended September 30, 2022
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$58	$58
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Commercial business	(57)	88	31
Consumer	(50)	16	(34)
Manufactured homes	-	-
Government	-	-	-
Total	$(107)	$162	$55

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	As of the nine months ended September 30, 2021
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(32)	$46	$14
Home equity	(1)	-	(1)
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	25	25
Consumer	(21)	6	(15)
Manufactured homes	-	-
Government	-	-	-
Total	$(54)	$77	$23

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)	(unaudited)
	September 30, 2022	December 31, 2021

Allowance for loan losses	$13,398	$13,343
Total loans	$1,502,696	$966,720
Non-performing loans	$10,925	$7,261
ALL-to-total loans	0.89%	1.38%
ALL-to-non-performing loans (coverage ratio)	122.6%	183.8%

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At September 30, 2022, total purchased credit impaired loans reserves totaled $1.9 million compared to $1.4 million at December 31, 2021. Additionally, the Bancorp has acquired loans where there was no evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired of $5.8 million at September 30, 2022, compared to $1.1 million at December 31, 2021. Details on these fair value marks and the additional reserves created can be found in Note 5, Loans Receivable.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $359.0 million at September 30, 2022, compared to $526.9 million at December 31, 2021, a decrease of $167.9 million (31.9%). The decrease is attributable to increased unrealized losses within the portfolio and the use of cashflows from the securities portfolio to fund loan growth. The acute increase in interest rates during the nine months ended September 30, 2022, including an increase by the Federal Reserve in the federal funds target rate from 0.25% as of December 31, 2021, to 3.25% as of September 30, 2022, was the primary cause of the increase in unrealized losses on available-for-sale securities within the Bancorp’s investment portfolio. Management continues to actively monitor the securities portfolio and does not currently anticipate the need to realize losses from the securities portfolio, and it is unlikely the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. At September 30, 2022, the securities portfolio represented 19.1% of interest-earning assets and 17.5% of total assets compared to 34.6% of interest-earning assets and 32.5% of total assets at December 31, 2021.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	(unaudited)
	September 30,		December 31,
(Dollars in thousands)	2022		2021
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$7,545	2.1%	$8,669	1.6%
U.S. treasury securities	394	0.2%	400	0.1%
Collateralized mortgage obligations and residential mortgage-backed securities	137,281	38.2%	184,701	35.1%
Municipal securities	212,788	59.2%	332,127	63.0%
Collateralized debt obligations	1,027	0.3%	992	0.2%
Total securities available-for-sale	$359,035	100.0%	$526,889	100.0%

	(unaudited)
	September 30,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$11,151	$19,987	$(8,836)	-44.2%
Fed funds sold	682	464	218	47.0%
Certificates of deposit in other financial institutions	2,214	1,709	505	29.5%
Federal Home Loan Bank stock	3,038	3,247	(209)	-6.4%

The net increase in interest bearing deposits in other financial institutions and fed funds sold is the result of the timing of cash flows and public fund deposits.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and collateralized debt obligations at September 30, 2022, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	0.00%	$-	0.00%	$7,545	1.00%	$-	0.00%	$7,545
AFS
U.S. treasury securities:
AFS	-	0.00%	394	2.38%	-	0.00%	-	0.00%	394
Municipal Securities:
AFS	190	4.84%	1,578	3.93%	10,662	3.11%	200,358	2.74%	212,788
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,027	4.03%	1,027
Totals	$190	4.84%	$1,972	3.62%	$18,207	2.24%	$201,385	2.75%	$221,754

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	(unaudited)
	September 30,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Checking	$808,696	$629,038	$179,658	28.6%
Savings	427,505	293,976	133,529	45.4%
Money market	269,110	271,970	(2,860)	-1.1%
Certificates of deposit	327,653	239,217	88,436	37.0%
Total deposits	$1,832,964	$1,434,201	$398,763	27.8%

The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated in thousands (000’s).

	September 30, 2022
	(unaudited)		December 31, 2021
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$369,703	-	$280,900	-
Interest bearing demand deposits	371,697	0.21	297,012	0.08
MMDA accounts	298,394	0.20	253,468	0.13
Savings accounts	417,266	0.05	277,839	0.06
Certificates of deposit	376,652	0.14	271,882	0.46
Total deposits	$1,833,712	0.12	$1,381,101	0.18

As of September 30, 2022, and December 31, 2021, approximately $570.0 million and $452.0 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The increase in overall deposits is the result of the RYFL acquisition, as well as the Bancorp’s efforts to maintain and grow core deposits.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	(unaudited)
	September 30,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Repurchase agreements	$21,966	$14,581	$7,385	50.6%
Borrowed funds	56,174	-	56,174	100.0%
Total borrowed funds	$78,140	$14,581	$63,559	435.9%

The increase in other borrowed funds were utilized for loan funding purposes Repurchase agreements increased as part of normal account fluctuations within that product line.

Other assets totaled $49.8 million at September 30, 2022, compared to $14.9 million at December 31, 2021. The increase in other assets is primarily related to increased deferred tax assets as result of increased unrealized losses within the securities portfolio. Other liabilities totaled $23.9 million at September 30, 2022, compared to $15.3 million at December 31, 2021. The increase in other liabilities is primarily the result of increased fair value of interest rate swap contracts.

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

During the nine months ended September 30, 2022, cash and cash equivalents increased by $5.1 million compared to a $11.9 million increase for the nine months ended September 30, 2021. The primary sources of cash and cash equivalents were cash and cash equivalents from acquisition activity, the sale of loans originated for sale, proceeds from the sale of securities, proceeds from the maturity and paydown of securities, and change in repurchase agreements and other borrowed funds. The primary uses of cash and cash equivalents were the purchase of securities, change in deposits, and loan originations. Cash provided by operating activities totaled $11.6 million for the nine months ended September 30, 2022, compared to cash provided of $16.6 million for the nine month period ended September 30, 2021. Cash provided from operating activities was primarily a result of net income and sale of loans originated for sale, offset by loans originated for sale and net change in other assets, accrued expenses, and other liabilities. Cash provided from investing activities totaled $10.0 million for the current period, compared to cash outflows of $109.2 million for the nine months ended September 30, 2021. Cash provided from investing activities for the current nine months were primarily related to the cash and cash equivalents from acquisition activity, net, and proceeds from the sales and maturities of securities, offset against the net change in loans receivable and purchase of securities. Cash outflows from financing activities totaled $16.6 million during the current period compared to net cash provided of $104.5 million for the nine months ended September 30, 2021. The net cash outflows from financing activities were primarily a result of net change in deposits, offset against the change in other borrowed funds. On a cash basis, the Bancorp paid dividends on common stock of $3.7 million for the nine months ended September 30, 2022, and $3.2 million for the nine months ended September 30, 2021.

At September 30, 2022, outstanding commitments to fund loans totaled $279.7 million. Approximately 54.1% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $13.6 million at September 30, 2022. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2022, stockholders' equity decreased by $38.6 million (24.6%). During the nine months ended September 30, 2022, stockholders’ equity was primarily decreased by other comprehensive losses as the result of market value changes within the securities portfolio of $84.1 million and dividends declared of $4.0 million, offset by increased additional paid in capital related to the RYFL acquisition of $38.0 million and net income of $11.1 million. On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first nine months of 2022 or 2021. During 2022, 11,158 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the financial statements, of which 2,479 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.

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

During the nine months ended September 30, 2022, the Bancorp’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Bancorp currently holds pooled collateralized debt obligations with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $8.5 million of risk-based assets are generated by the collateralized debt obligations in the Bancorp’s and Bank’s total risk based capital calculation.

In addition, the following table shows that, at September 30, 2022, and December 31, 2021, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$158.4	11.8%	$60.2	4.5%	$87.0	6.5%
Tier 1 capital to risk-weighted assets	$158.4	11.8%	$80.3	6.0%	$107.1	8.0%
Total capital to risk-weighted assets	$171.8	12.8%	$107.1	8.0%	$133.8	10.0%
Tier 1 capital to adjusted average assets	$158.4	8.1%	$79.8	4.0%	$99.8	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For Capital Adequacy Purposes		Well Capitalized Under Prompt
	Actual				Corrective Action Regulations
At December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$136.6	13.0%	$47.4	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	$136.6	13.0%	$63.3	6.0%	N/A	N/A
Total capital to risk-weighted assets	$149.8	14.2%	$84.3	8.0%	N/A	N/A
Tier 1 capital to adjusted average assets	$136.6	8.6%	$64.2	4.0%	N/A	N/A

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2022, without the need for qualifying for an exemption or prior DFI approval, is its 2022 net profits plus $21.4 million. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On August 29, 2022, the Board of Directors of the Bancorp declared a second quarter dividend of $0.31 per share. The Bancorp’s second quarter dividend was paid to shareholders on October 5, 2022.

Results of Operations - Comparison of the Quarter Ended September 30, 2022 to the Quarter Ended September 30, 2021

For the quarter ended September 30, 2022, the Bancorp reported net income of $4.6 million, compared to net income of $3.5 million for the quarter ended September 30, 2021, an increase of $1.0 million (28.8%). For the quarter, the ROA was 0.88%, compared to 0.87% for the quarter ended September 30, 2021. The ROE was 13.65% for the quarter ended September 30, 2022, compared to 8.90% for the quarter ended September 30, 2021.

Net interest income for the quarter ended September 30, 2022, was $17.5 million, an increase of $5.3 million (43.5%), compared to $12.2 million for the quarter ended September 30, 2021. The weighted-average yield on interest-earning assets was 3.88% for the quarter ended September 30, 2022, compared to 3.36% for the quarter ended September 30, 2021. The weighted-average cost of funds for the quarter ended September 30, 2022 was 0.22% compared to 0.13% for the quarter ended September 30, 2021. The impact of the 3.88% return on interest earning assets and the 0.22% cost of funds resulted in an interest rate spread and margin of 3.67% for the current quarter, an increase from the 3.23% spread for the quarter ended September 30, 2021. The Bancorp’s net interest margin on a tax-adjusted basis was 3.84% for the quarter ended September 30, 2022, compared to 3.46% for the quarter ended September 30, 2021. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Quarter Ended
(unaudited)	September 30, 2022	September 31, 2021
Calculation of tax adjusted net interest margin
Net interest income	$17,507	$12,200
Tax adjusted interest on securities and loans	817	851
Adjusted net interest income	18,324	13,051
Total average earning assets	1,910,722	1,506,674
Tax adjusted net interest margin	3.84%	3.46%

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2022			September 30, 2021
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$24,732	$110	1.78	$53,786	$12	0.09
Federal funds sold	1,579	6	1.52	1,112	-	-
Certificates of deposit in other financial institutions	1,899	9	1.90	1,262	6	1.90
Securities available-for-sale	394,796	2,271	2.30	486,993	2,363	1.94
Loans receivable*	1,484,678	16,122	4.34	960,274	10,270	4.28
Federal Home Loan Bank stock	3,038	21	2.76	3,247	15	1.85
Total interest earning assets	1,910,722	$18,539	3.88	1,506,674	$12,666	3.36
Cash and non-interest bearing deposits in other financial institutions	21,954			41,378
Allowance for loan losses	(13,487)			(13,688)
Other noninterest bearing assets	149,950			97,290
Total assets	$2,069,139			$1,631,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,873,962	$871	0.19	$1,436,125	$452	0.13
Repurchase agreements	20,781	51	0.98	20,970	13	0.25
Borrowed funds	17,456	110	2.52	41	1	9.76
Total interest bearing liabilities	1,912,199	$1,032	0.22	1,457,136	$466	0.13
Other noninterest bearing liabilities	23,458			15,508
Total liabilities	1,935,657			1,472,644
Total stockholders' equity	133,482			159,010
Total liabilities and stockholders' equity	$2,069,139			$1,631,654

Net intrest spread	3.67%			3.23%
Net interest margin**	3.67%			3.24%
Ratio of interest-earning assets to interest-bearing liabilities	1.00x			1.04x

* Non-accruing loans have been included in the average balances. ** Net interest income divided by average interest-earning assets.

The increased net interest income and net interest margin for the quarter ended September 30, 2022, was primarily the result of the increased earning assets acquired through the RYFL acquisition, reallocation of securities cashflows into organic loan growth, and maintaining lower interest expense.

The following table shows the change in noninterest income for the quarter ending September 30, 2022, and September 30, 2021.

(Dollars in thousands)	Quarter Ended September 30,		9/30/2022	vs. 9/30/2021
(Unaudited)	2022	2021	$ Change	% Change
Noninterest income:
Fees and service charges	1,570	1,473	97	6.6%
Wealth management operations	407	604	(197)	-32.6%
Gain on sale of loans held-for-sale, net	344	1,229	(885)	-72.0%
Gain on sale of securities, net	23	590	(567)	-96.1%
Increase in cash value of bank owned life insurance	183	180	3	1.7%
Gain on sale of foreclosed real estate	-	-	-	0.0%
Other	103	70	33	47.1%

Total noninterest income	2,630	4,146	(1,516)	-36.6%

The increase in fees and service charges is primarily the result of the acquisition of Royal and the resultant increase in our customer base. The decrease in wealth management operations is the result of lower fee income year over year due to market conditions. The decrease in gain on sale of loans is the result of significant refinance activity which started in 2020 and continued into 2021 due to the economic and low-rate environment, which resulted in more loans originated and sold. We expect demand for fixed rate mortgage loans held-for-sale in the secondary market to be lower as borrowing rates on loans increase. The decrease in gains on the sale of securities is a result of current market conditions and actively repositioning the portfolio.

The following table shows the change in noninterest expense for the quarter ending September 30, 2022, and September 30, 2021.

(Dollars in thousands)	Quarter Ended September 30,		9/30/2022	vs. 9/30/2021
(Unaudited)	2022	2021	$ Change	% Change
Noninterest expense:
Compensation and benefits	7,498	6,042	1,456	24.1%
Data processing	1,212	872	340	39.0%
Occupancy and equipment	1,804	1,380	424	30.7%
Marketing	587	334	253	75.7%
Federal deposit insurance premiums	350	236	114	48.3%
Net loss recognized on sale of premises and equipment	254	-	254	0.0%
Other	3,305	3,537	(232)	-6.6%

Total noninterest expense	15,010	12,401	2,609	21.0%

The increase in compensation and benefits is primarily the result of the Royal acquisition, management’s continued focus on talent management, and wage inflation. The increase in occupancy and equipment expense is primarily related to the Royal acquisition and higher operating costs. Marketing expenses have increased to enhance brand recognition in new markets and gain more wallet share. The increase in federal deposit insurance premiums is primarily the result of growth of the bank’s average assets. The increase in data processing expense is due to increased system utilization due to growth of the Bank, and continued investment in technological advancements such as Salesforce and nCino. The increase in net loss recognized on sale of premises and equipment is the result of the sale of a branch to reduce future fixed costs, allowing for redeployment of a portion of occupancy expenses into building a digital-forward foundation so the Bancorp can better serve its customers. The decrease in other operating expenses is primarily due to lower utilization of outside consultants related to bank initiatives during the quarter.

The provision for income taxes was $571 thousand for the quarter ended September 30, 2022, as compared to $268 thousand for the quarter ended September 30, 2021, an increase of $303 thousand (113.1%). The effective tax rate was 11.1% for the quarter ended September 30, 2022, as compared to 7.0% for the quarter ended September 30, 2021. The Bancorp’s higher current quarter effective tax rate is a result of higher earnings relative to tax preferred income.

Results of Operations - Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, the Bancorp reported net income of $11.1 million, compared to net income of $11.7 million for the nine months ended September 30, 2021, a decrease of $530 thousand (4.5%). For the nine months ended, the ROA was 0.73%, compared to 0.98 % for the nine months ended September 30, 2021. The ROE was 9.98% for the nine months ended September 30, 2022, compared to 9.96% for the nine months ended September 30, 2021.

Net interest income for the nine months ended September 30, 2022, was $50.3 million, an increase of $14.2 million (39.4%), compared to $36.1 million for the nine months ended September 30, 2021. The weighted-average yield on interest-earning assets was 3.69% for the nine months ended September 30, 2022, compared to 3.44% for the nine months ended September 30, 2021. The weighted-average cost of funds for the nine months ended September 30, 2022, was 0.13% compared to 0.16% for the nine months ended September 30, 2021. The impact of the 3.69% return on interest earning assets and the 0.13% cost of funds resulted in an interest rate spread of 3.56% for the current nine months, which is an increase from the spread of 3.28% as of September 30, 2021. On a tax adjusted basis, the Bancorp’s net interest margin was 3.75% for the nine months ended September 30, 2022, compared to 3.49% for the nine months ended September 30, 2021. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Nine Months Ended
(unaudited)	September 30, 2022	September 30, 2021
Calculation of tax adjusted net interest margin
Net interest income	$50,340	$36,118
Tax adjusted interest on securities and loans	2,713	2,273
Adjusted net interest income	53,053	38,391
Total average earning assets	1,886,853	1,465,675
Tax adjusted net interest margin	3.75%	3.49%

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2022			September 30, 2021
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$24,268	$163	0.90	$53,774	$33	0.08
Federal funds sold	3,561	8	0.30	1,064	-	-
Certificates of deposit in other financial institutions	1,750	15	1.14	1,443	21	1.94
Securities available-for-sale	447,319	7,295	2.17	435,119	6,428	1.97
Loans receivable*	1,406,591	44,629	4.23	970,740	31,291	4.30
Federal Home Loan Bank stock	3,364	63	2.50	3,535	55	2.07
Total interest earning assets	1,886,853	$52,173	3.69	1,465,675	$37,828	3.44
Cash and non-interest bearing deposits in other financial institutions	21,279			37,186
Allowance for loan losses	(13,418)			(13,205)
Other noninterest bearing assets	142,254			97,674
Total assets	$2,036,968			$1,587,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,833,712	$1,597	0.12	$1,395,883	$1,652	0.16
Repurchase agreements	20,935	93	0.59	17,458	35	0.27
Borrowed funds	11,175	143	1.71	992	23	3.09
Total interest bearing liabilities	1,865,822	$1,833	0.13	1,414,333	$1,710	0.16
Other noninterest bearing liabilities	22,510			17,052
Total liabilities	1,888,332			1,431,385
Total stockholders' equity	148,636			155,945
Total liabilities and stockholders' equity	$2,036,968			$1,587,330

Net intrest spread	3.56%			3.28%
Net interest margin**	3.56%			3.29%
Ratio of interest-earning assets to interest-bearing liabilities	1.01x			1.04x

* Non-accruing loans have been included in the average balances. ** Net interest income divided by average interest-earning assets.

The increased net interest income and net interest margin for the nine months ended September 30, 2022, was primarily the result of the increased earning assets acquired through the RYFL acquisition, reallocation of securities cashflows into organic loan growth, and maintaining lower interest expense.

The following table shows the change in noninterest income for the nine months ending September 30, 2022, and September 30, 2021.

(Dollars in thousands)	Nine Months Ended September 30,		9/30/2022	vs. 9/30/2021
(Unaudited)	2022	2021	$ Change	% Change
Noninterest income:
Fees and service charges	4,434	4,010	424	10.6%
Wealth management operations	1,590	1,787	(197)	-11.0%
Gain on sale of loans held-for-sale, net	1,242	4,394	(3,152)	-71.7%
Gain on sale of securities, net	662	1,276	(614)	-48.1%
Increase in cash value of bank owned life insurance	628	537	91	16.9%
Gain on sale of foreclosed real estate	-	27	(27)	-100.0%
Other	114	108	6	5.6%

Total noninterest income	8,670	12,139	(3,469)	-28.6%

The increase in fees and service charges, for the quarter and the year-to-date periods, is primarily the result of the acquisition of Royal and the resultant increase in our customer base. The decrease in wealth management operations is the result of lower fee income year over year due to market conditions. The decrease in gain on sale of loans, for the quarter and the year-to-date periods, is the result of significant refinance activity which started in 2020 and continued into 2021 due to the economic and low-rate environment, which resulted in more loans originated and sold. We expect demand for fixed rate mortgage loans held-for-sale in the secondary market to be lower as borrowing rates on loans increase. The decrease in gains on the sale of securities, for the quarter and the year-to-date periods, is a result of current market conditions and actively repositioning the portfolio.

The following table shows the change in noninterest expense for the nine months ending September 30, 2022, and September 30, 2021.

(Dollars in thousands)	Nine Months Ended September 30,		9/30/2022	vs. 9/30/2021
(Unaudited)	2022	2021	$ Change	% Change
Noninterest expense:
Compensation and benefits	22,403	17,624	4,779	27.1%
Data processing	5,512	1,997	3,515	176.0%
Occupancy and equipment	5,033	4,076	957	23.5%
Marketing	1,623	728	895	122.9%
Federal deposit insurance premiums	949	620	329	53.1%
Net loss recognized on sale of premises and equipment	254	-	254	0.0%
Other	10,681	8,859	1,822	20.6%

Total noninterest expense	46,455	33,904	12,551	37.0%

The increase in compensation and benefits is primarily the result of the Royal acquisition, management’s continued focus on talent management, and wage inflation. The increase in occupancy and equipment expense is primarily related to the Royal acquisition and higher operating costs. Marketing expenses have increased to enhance brand recognition in new markets and gain more wallet share. The increase in federal deposit insurance premiums is primarily the result of growth of the bank’s average assets. The increase in data processing expense is primarily the result of data conversion expenses related to the acquisition of Royal, increased system utilization due to growth of the Bank, and continued investment in technological advancements such as Salesforce and nCino. The increase in net loss recognized on sale of premises and equipment is the result of the sale of a branch to reduce future fixed costs, allowing for redeployment of a portion of occupancy expenses into building a digital-forward foundation so that the Bank can better serve its customers. The increase in other operating expenses is primarily the result of one-time expenses related to the acquisition of Royal, continued investments in strategic initiatives focusing on growth of the organization, and inflationary pressures.

The provision for income taxes was $1.4 million for the nine months ended September 30, 2022, as compared to $1.4 million for the nine months ended September 30, 2021, an increase of $25 thousand (1.8%). The effective tax rate was 11.4% for the nine months ended September 30, 2022, as compared to 10.8% for the nine months ended September 30, 2021. The Bancorp’s higher current effective tax rate is a result of nondeductible acquisition costs incurred in 2022.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2022, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the nine months ended September 30, 2022 under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2022 – January 31, 2022	-	N/A	-	48,828
February 1, 2022 – February 28, 2022	-	N/A	-	48,828
March 1, 2022 – March 31, 2022	-	N/A	-	48,828
April 1, 2022 – April 30, 2022	-	N/A	-	48,828
May 1, 2022 – May 31, 2022	-	N/A	-	48,828
June 1, 2022 – June 30, 2022	-	N/A	-	48,828
July 1, 2022 – July 31, 2022	-	N/A	-	48,828
August 1, 2022 – August 31, 2022	-	N/A	-	48,828
September 1, 2022 – September 30, 2022	-	N/A	-	48,828
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
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2022, formatted in an Inline XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: November 14, 2022	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: November 14, 2022	/s/ Peymon S. Torabi
Peymon S. Torabi
Executive Vice President, Chief Financial
Officer and Treasurer