Form 10-K
period 2022-12-31
Finward Bancorp
filed 2023-03-30
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

1 of 113

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2022, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $133,611,144.

There were 4,304,026 shares of the registrant’s Common Stock, without par value, outstanding at March 30, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1. Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders. (Part III)

2 of 113

Finward Bancorp

3 of 113

PART I

Item 1. Business

General

Finward Bancorp, an Indiana corporation (the “Bancorp” or “Finward”), was incorporated on January 31, 1994, and is the holding company for Peoples Bank, an Indiana-chartered commercial bank (the “Bank”). The Bank is a wholly owned subsidiary of the Bancorp. The Bancorp’s business activities include being a holding company for the Bank and the Bank's wholly owned subsidiaries, as well as a holding company for NWIN Risk Management, Inc., a captive insurance company.

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

Under the terms of the Merger Agreement, RYFL stockholders who owned 101 or more shares of RYFL common stock were permitted to elect to receive either 0.4609 shares of Finward common stock or $20.14 in cash, or a combination of both, for each share of RYFL common stock owned, subject to proration and allocation provisions, such that 65% of the shares of RYFL common stock outstanding immediately prior to the closing of the merger were converted into the right to receive shares of Finward common stock and the remaining 35% of the outstanding RYFL shares were converted into the right to receive cash. Stockholders holding less than 101 shares of RYFL common stock received fixed consideration of $20.14 in cash and no stock consideration for each share of RYFL common stock.

As a result of RYFL stockholder stock and cash elections and the related allocation and proration provisions of the Merger Agreement, Finward issued 795,423 shares of its common stock and paid cash consideration of approximately $18.7 million in the RYFL Merger. Based on the closing price of Finward’s common stock on January 28, 2022, the transaction had an implied valuation of approximately $56.7 million. The acquisition further expanded the Bank’s banking center network in Cook County and DuPage County, Illinois, expanding the Bank’s full-service retail banking network.

4 of 113

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its 26 branch locations. For further information, see “Properties.” The Bancorp’s Internet address is www.ibankpeoples.com.

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

Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially, and adversely or positively, from the expectations of the Bancorp that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Bancorp’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to:

●	changes in interest rates, market liquidity, and capital markets, as well as the magnitude of such changes, which may reduce net interest margins;

●	continuing increases in inflation;

●

current financial conditions within the banking industry, including the effects of recent failures of other financial institutions, liquidity levels, and responses by the Federal Reserve, Department of the Treasury, and the Federal Deposit Insurance Corporation to address these issues;

●	the use of proceeds of future offerings of securities;

●	capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Bancorp of outstanding debt or equity securities;

●	changes in asset quality and credit risk;

●	our ability to sustain revenue and earnings growth;

●	customer acceptance of the Bancorp’s products and services;

●	customer borrowing, repayment, investment, and deposit practices;

●	customer disintermediation;

5 of 113

●	the introduction, withdrawal, success, and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies;

●	competitive conditions;

●	our ability to realize cost savings or revenues or to implement integration plans and other consequences associated with mergers, acquisitions, and divestitures;

●	changes in fiscal, monetary, and tax policies;

●	factors that may cause the Bancorp to incur impairment charges on its investment securities;

●	electronic, cyber, and physical security breaches;

●	claims and litigation liabilities, including related costs, expenses, settlements, and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

●	changes in accounting principles and interpretations;

●	economic conditions;

●	loss of key personnel;

●	continuing risks and uncertainties relating to the COVID-19 pandemic and government responses thereto;

●	the impact, extent, and timing of technological changes, capital management activities, and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and

●

other factors and risks described under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K, as may be updated from time to time in our other filings with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

6 of 113

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

Under Indiana Law, an Indiana bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2022, under the 15% of capital and surplus limitation, was approximately $26.1 million. At December 31, 2022, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2022, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

7 of 113

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan at the end of each of the last two years. The amounts are stated in thousands (000’s).

(Dollars in thousands)
	December 31, 2022	December 31, 2021
Loans secured by real estate:
Residential real estate	$484,595	$260,134
Home equity	38,978	34,612
Commercial real estate	486,431	317,145
Construction and land development	108,926	123,822
Multifamily	251,014	61,194
Total loans secured by real estate	1,369,944	796,907
Commercial business	93,278	115,772
Consumer	918	582
Manufactured homes	34,882	37,887
Government	9,549	8,991
Loans receivable	1,508,571	960,139
Add (less):
Net deferred loan origination costs	5,083	6,810
Undisbursed loan funds	(23)	(229)
Loans receivable, net of deferred fees and costs..	$1,513,631	$966,720

8 of 113

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2022, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$7,890	$25,999	$108,273	$342,433	$484,595
Home equity	18,047	225	2,937	17,769	38,978
Commercial real estate	29,007	107,209	349,534	681	486,431
Construction and land development	35,879	33,090	22,077	17,880	108,926
Multifamily	20,076	101,172	128,051	1,715	251,014
Consumer	204	673	41	-	918
Manufactured Homes	-	53	9,596	25,233	34,882
Commercial business	34,154	42,927	15,719	478	93,278
Government	-	3,063	6,486	-	9,549
Total loans receivable	$145,257	$314,411	$642,714	$406,189	$1,508,571

The following table sets forth the dollar amount of all loans due after one year from December 31, 2022, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Residential real estate	$373,733	$102,972	476,705
Home equity	19,771	1,160	20,931
Commercial real estate	76,037	381,387	457,424
Construction and land development	40,149	32,898	73,047
Multifamily	148,952	81,986	230,938
Farmland	-	-	-
Consumer	714	-	714
Manufactured Homes	34,882	-	34,882
Commercial business	40,619	18,505	59,124
Government	9,549	-	9,549
Total loans receivable	$744,406	$618,908	$1,363,314

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

9 of 113

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 2022, 69.9% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini‑Fixed” mortgage reprices annually after a one, three, five, seven or ten year period. ARM originations totaled $44.6 million for 2022 and $11.5 million for 2021. During 2022, ARMs represented 35.8% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

Loans are also made for the construction of commercial properties. All such loans are made in accordance with well-defined underwriting standards. Generally if the properties are not owner occupied, these types of loans require proof of intent to lease and a confirmed end-loan takeout. In general, loans made do not exceed 80% of the appraised value of the property. Commercial construction loans are typically made for periods not to exceed two years or date of occupancy, whichever is less.

10 of 113

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

Manufactured Homes. The Bancorp purchases fixed rate closed loans from a third party that are subject to Bancorp’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans have a reserve account held at the Bancorp; further detail regarding this reserve can be found in Note 4 – Loans Receivable.

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

11 of 113

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

12 of 113

The following table sets forth information regarding the Bancorp’s non-performing assets as of December 31, for each period indicated. The amounts are stated in thousands (000’s).

	2022	2021
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$5,347	$4,651
Commercial	3,242	940
Multifamily	7,064	455
Home Equity	594	623
Commercial business	1,881	387
Total	$18,128	$7,056

Accruing loans which are contractually past due 90 days or more:
Real estate:
Commercial	$-	$91
Residential	166	31
Home equity	-	34
Manufactured homes	82	-
Commercial business	-	49
Total	$248	$205

Loans that qualify as troubled debt restructurings and accruing:
Real estate:
Commercial	$1,984	$748
Residential	217	-
Home Equity	76	83
Commercial business	476	591
Total	$2,753	$1,422

Total of non-accrual, 90 days past due and accruing, and restructurings	$21,129	$8,683

Ratio of non-performing loans to total assets	0.94%	0.51%
Ratio of non-performing loans to total loans	1.21%	0.76%
* non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more

Foreclosed real estate	$-	$-
Ratio of foreclosed real estate to total assets	0.00%	0.00%

Trust preferred securities	$1,048	$992
Ratio of trust preferred securities to total assets	0.05%	0.06%

During 2022, gross interest income of $657 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $43 thousand.

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

13 of 113

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2022 or December 31, 2021.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2022	December 31, 2021
Residential real estate	$6,035	$3,722
Home equity	612	632
Commercial real estate	7,421	3,562
Construction and land development	-	-
Multifamily	7,064	384
Commercial business	1,881	387
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$23,013	$8,687

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2022	December 31, 2021
Residential real estate	$1,338	$2,940
Home equity	385	415
Commercial real estate	4,955	12,011
Construction and land development	2,346	3,630
Multifamily	1,859	153
Commercial business	703	1,915
Consumer	-	-
Manufactured homes	-	59
Government	-	-
Total	$11,586	$21,123

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

14 of 113

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2022	December 31, 2021
Residential real estate	$2,506	$1,771
Home equity	419	284
Commercial real estate	5,327	1,600
Construction and land development	-	-
Multifamily	7,121	556
Commercial business	2,711	1,597
Consumer	17	-
Manufactured homes	-	-
Government	-	-
Total	$18,101	$5,808

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

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2022	December 31, 2021
Residential real estate	$1,190	$342
Home equity	261	83
Commercial real estate	1,984	747
Construction and land development	-	-
Multifamily	-	-
Commercial business	476	694
Consumer	-	-
Manufactured homes	-	-
Government.	-	-
Total	$3,911	$1,866

15 of 113

The table that follows sets forth the allowance for loan losses and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	2022	2021
Balance at beginning of period	$13,343	$12,458
Loans charged-off:
Real estate residential	(29)	(33)
Commercial real estate	(431)	(530)
Commercial business	(57)	(158)
Consumer	(91)	(29)
Total charge-offs	(608)	(750)
Recoveries:
Residential real estate	53	82
Commercial real estate	-	-
Commercial business	89	36
Consumer	20	8
Total recoveries	162	126
Net (charge-offs) / recoveries	(446)	(624)
Provision for loan losses	-	1,509
Balance at end of period	$12,897	$13,343

ALL to loans outstanding	0.85%	1.38%
ALL to nonperforming loans	70.18%	183.76%
Net charge-offs / recoveries to average loans outstanding during the period	-0.03%	-0.06%
Nonaccruing loans to total loans	1.20%	0.73%

The following table shows the allocation of the allowance for loan losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2022		2021
	$	%	$	%
Real estate loans:
Residential	3,431	34.7	2,837	27.2
Commercial and other dwelling	8,044	56.1	8,482	57.8
Consumer loans	57	2.4	15	3.5
Commercial business and other	1,365	6.8	2,009	11.5
Total	12,897	100.0	13,343	100.0

16 of 113

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as trading, held-to-maturity (HTM), or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. During 2022, the Bancorp did not hold as investments any derivative instruments and was not involved in hedging activities as defined by Accounting Standards Codification Topic 815 Derivatives and Hedging. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities, and treasury securities. In addition, short-term funds are generally invested as interest bearing balances in financial institutions and federal funds. At December 31, 2022, the Bancorp’s investment portfolio totaled $370.9 million. In addition, the Bancorp had $6.5 million in FHLB stock.

The table below shows the carrying values of the components of the investment securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

	2022	2021
U.S. government sponsored agencies:
Available-for-sale	7,625	8,669
U.S. treasury securities:
Available-for-sale	389	400
Collateralized Mortgage Obligations: and Mortgage-backed securities
Available-for-sale	134,116	184,701
Municipal Securities:
Available-for-sale	227,718	332,127
Collateralized Debt Securities:
Available-for-sale	1,048	992
Totals	$370,896	$518,220

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, treasury security, and trust preferred securities at December 31, 2022, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Variable Maturities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	0.00%	$5,086	1.01%	$2,539	1.00%	$-	0.00%	$-	0.00%	$7,625
AFS
U.S. treasury securities:
AFS	-	0.00%	389	2.38%	-	0.00%	-	0.00%	-	0.00%	389
Municipal Securities:
AFS	795	3.92%	789	3.93%	15,586	3.25%	210,548	2.73%	-	0.00%	227,718
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,048	4.03%	-	0.00%	1,048
Collateralized mortgage obligations and residential mortgage- backed securities:
AFS	-	0.00%	-	0.00%	-	0.00%	-	0.00%	134,116	1.92%	134,116

Totals	$795	3.92%	$6,264	1.46%	$18,125	2.93%	$211,596	2.74%	$134,116	1.92%	$370,896

The Bancorp currently holds two trust preferred securities and the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2022, the cost basis of the two trust preferred securities on non-accrual status totaled $2.2 million.

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

17 of 113

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2022, the Bancorp had $120.0 million in FHLB fixed rate advances and $15.5 million in repurchase agreements. The Bancorp had no other borrowed funds as of December 31, 2022.

Deposits. Retail and commercial deposits are attracted principally from within the Bancorp’s primary market area. The Bancorp offers a broad selection of deposit instruments including non-interest bearing demand accounts, interest bearing demand accounts, savings accounts, money market deposit accounts, certificate accounts and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Certificate account offerings typically range in maturity from ten days to 42 months. The deregulation of federal controls on insured deposits has allowed the Bancorp to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Bancorp does not obtain funds through brokers, however, the Bancorp did acquire brokered deposits through the acquisition of Royal Financial.

The following table presents the average daily amount of deposits and average rates paid on such deposits for the years indicated. The amounts are stated in thousands (000’s).

	December 31, 2022		December 31, 2021
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$377,408	-	$280,900	-
Interest bearing demand deposits	374,815	0.36	297,012	0.08
MMDA accounts	286,155	0.37	253,468	0.13
Savings accounts	416,898	0.05	277,839	0.06
Certificates of deposit	368,322	0.26	271,882	0.46
Total deposits	$1,823,598	0.20	$1,381,101	0.18

As of December 31, 2022, and 2021, approximately $516.1 million and $452.0 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2022 (dollars in thousands).

3 months or less	$7,729
Over 3 months through 6 months	536
Over 6 months through 12 months	16,616
Over 12 months	33,000
Total	$57,881

18 of 113

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

	At December 31,
Repurchase agreements:	2022	2021
Balance	$15,503	$14,581
Securities underlying the agreements:
Ending carrying amount	32,660	14,885
Ending fair value	32,660	14,885
Weighted average rate (1)	0.94%	0.26%

	For year ended December 31,
	2022	2021
Highest month-end balance	$28,328	$24,514
Average outstanding balance	20,649	17,789
Weighted average rate on securities sold under agreements to repurchase (2)	2.43%	0.26%

	At December 31,
	2022	2021
Fixed rate short-term advances from the FHLB	$120,000	$-
Total borrowings	$120,000	$-

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

The Bancorp's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2022, the market value of the Wealth Management Group’s assets under management totaled $361.4 million, a decrease of $31.3 million, compared to December 31, 2021. Property, other than cash deposits, held in a fiduciary or agency capacity is not included in the consolidated balance sheets since such property is not owned by the Bancorp.

Analysis of Profitability and Key Operating Ratios

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2022	2021
Return on average assets	0.74%	0.95%
Return on average equity	10.47%	9.61%
Average equity-to-average assets ratio	7.07%	9.89%
Dividend payout ratio	34.34%	28.82%

	At December 31,
	2022	2021
Total stockholders’ equity to total assets	6.59%	9.66%

19 of 113

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

The amounts are stated in thousands (000's).

	Year ended December 31, 2022				Year ended December 31, 2021
		Interest				Interest
	Average	Income/	Average		Average	Income/	Average
	Balance	Expense	Rate		Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$23,553	$315	1.34%		$44,884	$61	0.14%
Federal funds sold	3,025	11	0.36		1,058	-	-
Nontaxable Securities	260,485	6,677	2.56		260,043	6,069	2.33
Taxable Securities	170,481	2,899	1.70		200,202	2,952	1.47
Total investments	457,544	9,902	2.16		506,187	9,082	1.79
Loans:*
Real estate mortgage loans	1,273,453	54,522	4.28		777,113	32,621	4.20
Commercial business loans	118,595	5,862	4.94		159,487	7,378	4.63
Consumer loans	38,969	1,749	4.49		31,585	1,574	4.98
Total loans	1,431,017	62,133	4.34		968,185	41,573	4.29
Total interest-earning assets	1,888,561	72,035	3.81		1,474,372	50,655	3.44
Allowance for loan losses	(13,385)				(13,353)
Other assets	163,079				112,962
Total assets	$2,038,255				$1,573,981

Liabilities:

NOW accounts	$374,815	$1,363	0.36%		$297,012	$243	0.08%
Money market demand accounts	286,155	1,052	0.37		253,468	334	0.13
Savings accounts	416,898	216	0.05		277,839	174	0.06
Certificates of deposit	368,322	973	0.26		271,882	1,251	0.46
Total interest-bearing deposits	1,446,190	3,604	0.25		1,100,201	2,002	0.18
Repurchase Agreements	20,649	195	0.94		17,789	47	0.26
Borrowed funds	26,806	1,087	4.06		2,448	31	1.27
Total interest-bearing liabilities	1,493,645	4,886	0.33		1,120,438	2,080	0.19

Demand deposit accounts	377,408				280,900
Other liabilities	23,132				16,995
Total liabilities	1,894,185				1,418,333

Stockholders' equity	144,070				155,648
Total liabilities and stockholders' equity	$2,038,255				$1,573,981
Net interest income		$67,149				$48,575
Net interest spread			3.49%				3.25%
Net interest margin**			3.56%				3.29%
Ratio of interest-earning assets to interest-bearing liabilities			1.26	x			1.32	x

* Non-accruing loans have been included in the average balances.
** Net interest income divided by average interest-earning assets.

20 of 113

 The table below sets forth certain information regarding changes in interest income and interest expense of the Bancorpfor the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is providedon changes attributable to: (1) changes in volume (change in volume multiplied by old rate) and (2) changes in rate (change in rate multiplied by old volume).  Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.  The amounts are stated in thousands (000's).

	Year Ended December 31,
	2022	vs.	2021
	Increase / (Decrease)
		Due To
	Volume	Rate	Total

Interest income:
Loans receivable	$20,091	$469	$20,560
Nontaxable securities	10	598	608
Taxable securities	(471)	418	(53)
Interest bearing balances in other financial institutions	(42)	296	254
Federal funds sold	11	-	11
Total interest-earning assets	19,599	1,781	21,380

Interest Expense:
NOW accounts	79	1,041	1,120
Money market accounts	48	670	718
Savings accounts	76	(34)	42
Certificates of deposit	358	(636)	(278)
Repurchase agreements	9	139	148
Borrowed funds	865	191	1,056
Total interest-bearing
liabilities	1,435	1,371	2,806

Net change in net interest income/(expense)	$18,164	$410	$18,574

21 of 113

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

NWIN, LLC is a wholly owned subsidiary of the Bank. NWIN, LLC was incorporated under the laws of the State of Nevada as an investment subsidiary. The investment subsidiary currently holds security investments, which are managed by a professional portfolio manager. In addition, the investment subsidiary is the parent of a real estate investment trust, NWIN Funding, Inc., that invests in real estate loans originated by the Bank.

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

22 of 113

Employees and Human Capital Resources

We believe that the foundation of our success in the banking business lies with the quality of our employees, the development of our employees’ skills and career goals, and our ability to provide a comprehensive rewarding experience and work environment for our employees. We encourage and support the development of our employees and, wherever possible, strive to fill positions from within the organization. As of December 31, 2022, the Bank had 281 full-time and 45 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has six executive officers and has no other employees. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Bancorp, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Bancorp. In addition, the CBCA prohibits any entity from acquiring 25% (the BHCA has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the FRB. On April 1, 2021, the FRB’s final rule clarifying the standards for determining whether one company has control over another became effective. The final rule establishes four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

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

23 of 113

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

24 of 113

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

The FRB and FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2022, the Bank met all applicable capital adequacy requirements.

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

25 of 113

The final regulation implementing Section 201 became effective on January 1, 2021 (the “Final Rule”). Under the Final Rule, to be eligible to use the CBLR framework, a banking organization must not be an advanced approaches organization and must have (i) a leverage ratio of greater than 9%; (ii) total consolidated assets of less than $10 billion; (iii) total off-balance sheet exposures of 25% or less of total consolidated assets; and (iv) total trading assets plus trading liabilities of 5% or less of total consolidated assets. A qualifying institution may opt in and out of the CBLR framework on its quarterly call report. An institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to either comply with the CBLR requirements or comply with the general capital regulations, including the risk-based capital requirements.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2021 (the “CARES Act”) required that the CBLR be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower ratio effective April 23, 2021. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% CBLR requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% CBLR by increasing the ratio to 8.5% for calendar year 2022 and 9% thereafter. The Bank did not elect to opt in to the CBLR framework.

The following table shows that, at December 31, 2022, and December 31, 2021, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$161.3	10.1%	$71.6	4.5%	$103.4	6.5%
Tier 1 capital to risk-weighted assets	$161.3	10.1%	$95.5	6.0%	$127.3	8.0%
Total capital to risk-weighted assets	$174.2	10.9%	$127.3	8.0%	$159.1	10.0%
Tier 1 capital to adjusted average assets	$161.3	7.7%	$84.3	4.0%	$105.4	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$133.7	12.6%	$47.8	4.5%	$69.0	6.5%
Tier 1 capital to risk-weighted assets	$133.7	12.6%	$63.7	6.0%	$85.0	8.0%
Total capital to risk-weighted assets	$147.0	13.9%	$85.0	8.0%	$106.2	10.0%
Tier 1 capital to adjusted average assets	$133.7	8.4%	$64.1	4.0%	$80.1	5.0%

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

26 of 113

Banking regulators may change these capital requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Bancorp is unable to predict whether and when any such further capital requirements would be imposed and, if so, to what levels and on what schedule.

New Accounting Standards With Regulatory Effect. In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, the Bancorp will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019. The new CECL standard will become effective for the Bancorp for fiscal year ending December 31, 2023 and for interim periods within the fiscal year. The Bancorp’s management expects the one-time cumulative effect adjustment to the allowance for credit losses (“ACL”) will be between $3.8 million and $6.8 million upon adoption as of January 1, 2023. Additional detail can be found in Note 1 to the financial statements, under ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest bearing transaction accounts. Rather, deposits held in noninterest bearing transaction accounts are aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined are insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid net deposit insurance assessments of $861 thousand during the year ended December 31, 2022. For 2022, the deposit insurance assessment rate before applying one-time assessment credits was approximately 0.068% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

27 of 113

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35% of estimated insured deposits, which is increased from the previous ratio of 1.15%. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. The FDIC has set the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits, which the FDIC has established as a long-term goal. As of September 30, 2021, the FDIC had announced that the ratio had declined to 1.30% due largely to the effects of the COVID-19 pandemic. The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years but did not change its assessment schedule.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2022, the Bank was in compliance with this requirement.

28 of 113

At December 31, 2022, the Bancorp owned $6.5 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”). The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $84 thousand in 2022. At December 31, 2022, the Bancorp’s excess borrowing capacity based on collateral from the FHLBI was $391.1 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

29 of 113

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2022, the Bancorp did not discover any material cybersecurity incidents.

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

30 of 113

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

Federal Securities Law. The shares of Common Stock of the Bancorp have been registered with the SEC under the Exchange Act. The Bancorp is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act and the rules of the SEC promulgated there under. If the Bancorp has fewer than 1,200 record shareholders, it may deregister its shares under the Exchange Act and cease to be subject to the foregoing requirements.

Shares of the Bancorp's Common Stock held by persons who are affiliates of the Bancorp may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933. If the Bancorp meets the current public information requirements under Rule 144, each affiliate of the Bancorp who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Bancorp or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

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

31 of 113

Federal Taxation

For federal income tax purposes, the Bank reports its income and expenses on the accrual method of accounting. The Bancorp and the Bank file a consolidated federal income tax return for each fiscal year ending December 31.

State Taxation

The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate on “adjusted gross income,” subject to scheduled decreases as described herein. For 2022, this rate was 5.0%, and for 2023 and thereafter the rate will be 4.9%. Additionally, the Bank is subject to Illinois state tax which is imposed at a flat rate of 9.5%. “Adjusted gross income,” for purposes of the FIT begins with taxable income as defined by Section 63 of the Internal Revenue Code of 1986, as amended (the “Code”) and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana and Illinois modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Accounting for Income Taxes

At December 31, 2022, the Bancorp has consolidated total deferred tax assets of $32.7 million and consolidated total deferred tax liabilities of $3.5 million, resulting in a consolidated net deferred tax asset of $29.2 million. The Bancorp does not have a valuation allowance associated with the deferred tax asset as of December 31, 2022.

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

32 of 113

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

The Bancorp is subject to liquidity risk in its operations, which could adversely affect the ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, capitalize on growth opportunities as they arise, or pay dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation, and access to other funding sources. Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn, failures of other financial institutions which reduces overall market confidence in the banking and financial services industry, or regulatory action that limits or eliminates our access to alternate funding sources. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry, as evidenced by the recent failures of certain depository institutions and the resulting market turmoil and volatility stemming from such failures.

Unrealized losses in the Bancorp’s investment portfolio could affect liquidity.

As market interest rates increased during 2022 and continued into the early months of 2023, the Bancorp has experienced increased unrealized losses within its investment portfolio. The Bancorp’s investment portfolio consists of federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. All of the instruments held in the Bancorp’s investment portfolio are designated as available-for-sale, and many of these instruments are particularly sensitive to interest rate fluctuations, especially long-term fixed-income securities, including U.S. Treasury notes and bonds and corporate and municipal bonds. As of December 31, 2022, the Bancorp held approximately $227.7 million of municipal securities within the investment portfolio, which comprised approximately 61.3% of the portfolio, and approximately $134.1 million of collateralized mortgage obligations and residential mortgage-backed securities within the portfolio, which comprised approximately 36.2% of the portfolio. From December 31, 2021 to December 31, 2022, the investment portfolio experienced unrealized losses of approximately $90.0 million, which coincided with an increase by the Federal Reserve in the federal funds target rate from 0.25% as of December 31, 2021 to 4.50% as of December 31, 2022. The increase in unrealized losses is reflected in Accumulated Other Comprehensive Income (Loss) (AOCI) on the Bancorp’s balance sheet and reduces the Bancorp’s book capital and tangible common equity ratio. However, unrealized losses do not affect the Bancorp’s regulatory capital ratios.

Management continues to actively monitor the investment portfolio and does not currently anticipate the need to realize losses from the investment portfolio, and it is unlikely the Bancorp will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity. However, the Bancorp’s access to liquidity sources could be affected by unrealized losses if securities within the investment portfolio must be sold at a loss or tangible capital ratios decline from an increase in unrealized losses or realized credit losses.

33 of 113

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

Peoples Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2022, $809.7 million, or 53.7% of the Bank’s total loans receivable had fixed interest rates. The Bank offers adjustable rate mortgage (ARM) loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market.

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

At December 31, 2022, the Bank’s commercial business loan portfolio amounted to $93.3 million, or 6.2% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market areas. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.

Commercial real estate lending may expose the Bancorp to increased lending risks.

At December 31, 2022, the Bank’s commercial real estate loan portfolio amounted to $486.4 million, or 32.2% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things.

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

34 of 113

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

35 of 113

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

36 of 113

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

As of December 31, 2022, we had $27.2 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 6, “Summary of Significant Accounting Policies” and “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements included in Item 8 this report.

37 of 113

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

38 of 113

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

While economic conditions have improved, significant challenges remain, including continued elevated inflation levels and recent uncertainty in the financial institutions industry. As a result, there can be no assurance that the economic recovery will continue, and future deterioration would likely exacerbate the adverse effects of recent difficult market conditions on us and others in the financial institutions industry. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

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

39 of 113

Concern by customers over deposit insurance may cause a decrease in deposits and changes in the mix of funding sources available to the Bancorp.

With increased concerns regarding certain recent high profile bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may have insecurity regarding the extent to which their deposits exceed the current FDIC deposit insurance threshold of $250,000 per depositor and therefore are uninsured. The FDIC has extended deposit insurance relief to uninsured depositors in certain recent high profile bank failures, but there is no assurance the FDIC will extend such relief in connection with any other failure of a financial institution, which may cause uncertainty among customers regarding the safety of their deposits. Customers may withdraw deposits in an effort to ensure the amount they have on deposit with their bank is fully insured and some may seek deposit products or other bank savings and investment products that are collateralized. Decreases in deposits and changes in the mix of funding sources, particularly in light of recent high profile bank failures and customers’ responses to such events, may adversely affect the Bancorp’s liquidity, funding costs, and net income.

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

40 of 113

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

We are subject to extensive regulation, supervision, and examination by the FRB, IDFI, and FDIC, our primary regulators. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Bancorp’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, requirements that we take remedial action, the classification of our assets and the determination of the level of our allowance for loan losses, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Bancorp’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation, or supervisory action, may have a material impact on our operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings. In addition, failures of other financial institutions, including regional and community banks, could decrease customer confidence in the banking industry as a whole and community banks in particular. Reduced confidence in the financial institutions sector could result in customer disintermediation and the loss of deposit and borrowing relationships, among other effects, which could result in a material adverse effect on the Bancorp’s financial condition and results of operations.

41 of 113

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

42 of 113

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s 26 banking locations. The Bancorp owns all of its office properties.

As of December 31, 2022, the Bank operated 14 branches in Northwest Indiana, with 13 of the branches located in Lake County and 1 branch located in Porter County, Indiana, and 12 branches located in Cook County, Illinois. The Bank owns all of its branch properties. All of the Bank’s branches are equipped with automated teller machines and have drive-through facilities.

The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions, digital banking, and wealth management. The net book value of the Bank’s property, premises and equipment totaled $40.2 million at December 31, 2022.

43 of 113

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2022 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

Executive Officer	Age at December 31, 2022	Position
David A. Bochnowski	77	Executive Chairman
Benjamin J. Bochnowski	42	President, Chief Executive Officer
Robert T. Lowry	61	Executive Vice President, Chief Operating Officer
Peymon S. Torabi	46	Executive Vice President, Chief Financial Officer and Treasurer
Leane E. Cerven	64	Executive Vice President, Chief Risk Officer, General Counsel, Corporate Secretary
Todd Scheub	55	Executive Vice President, Chief Revenue Officer

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

David A. Bochnowski, is the Executive Chairman of the Bancorp and Bank. His duties include assisting his successor in the transition into the role of Chief Executive Officer of the Company and Bank, assisting the Company and Bank with their strategic goals and budgeting process, and engaging in community and banking activities supporting the mission of the Company and Bank. He formerly served as the Chief Executive Officer for thirty-five years, retiring from that position in April of 2016. He has been Chairman of the Company and Bank since 1995. He has been a director since 1977 and was the Bank’s legal counsel from 1977 to 1981. Mr. Bochnowski is the past Chairman of America’s Community Bankers, now merged with the American Bankers Association. He is a past Chairman of the American Banker Association’s Government Relations Council. He was selected by the Securities and Exchange Commission to serve on the Commission’s Advisory Council on Small and Emerging Companies. He is a former Chairman of the Indiana Department of Financial Institutions; former director of the Federal Home Loan Bank of Indianapolis, and, a former member of the Federal Reserve Thrift Advisory Council. He is a trustee and treasurer of the Munster Community Hospital, a director of the Community Health Care System, serves as Vice-Chairman of Calumet College, and serves on the board of Trustees of Valparaiso University. He is a former Chairman of the Legacy Foundation of Lake County, a former Director of One Region, a former Director of Habitat for Humanity, and a former director of the Local Initiatives Support Corporation (LISC), among others. Before joining the Bank, Mr. Bochnowski was an attorney in private practice. He holds an undergraduate Bachelor of Science and Juris Doctor degrees from Georgetown University and a Master’s Degree from Howard University. He served as an officer in the United States Army and received a Bronze Star for his service in the Vietnam conflict. Mr. Bochnowski is the father of Benjamin Bochnowski, the President and Chief Executive Officer of the Bancorp and Bank. As previously disclosed, on January 27, 2023, Mr. Bochnowski informed the Board of his decision to retire as Executive Chairman and as a member of the Board effective as of June 30, 2023.

44 of 113

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

Robert T. Lowry is Executive Vice President, Chief Operating Officer of the Bancorp and the Bank. He is responsible for managing the overall day-to-day operations, which includes transformational change, facilities, commercial credit, as well as loan and deposit operations. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Chief Financial Officer, Controller, Internal Auditor and Assistant Controller. Mr. Lowry is a Certified Public Accountant (CPA) licensed in Indiana and a Chartered Global Management Accountant (CGMA). Mr. Lowry holds a Master’s of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry has taught online courses for the American Bankers Association that focused on capital and liquidity management, interest rate risk and investments. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana and is a past board chairman and chair of the executive committee. In addition, Mr. Lowry volunteered for the IRS Volunteer Income Tax Assistance (VITA) program. He is a member of the American Institute of Certified Public Accountants and the Indiana CPA Society.

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

Todd M. Scheub is Executive Vice President, Chief Revenue Officer of the Bancorp and the Bank. He is responsible for the Bank’s Wealth Management group, Retail Banking group, Marketing, Commercial, and Retail lending groups. Mr. Scheub joined the Bank in 1996 and has previously held positions in the commercial lending group. He provides oversight to the sales group in wealth management, retail banking, business and retail lending as well as chairing the Senior Officer’s Loan Committee and the Executive Officer’s Loan Committee. Additionally he provides oversight to the Bank’s Marketing group. He is the liaison to the solutions group, risk management, executive management, and the Board of Directors on all items related to the Bank’s sales groups. Mr. Scheub holds a Bachelor of Science Degree in Business and a Master’s Degree in Business Administration from Indiana University Northwest. He also graduated from America’s Community Bankers National School of Banking. Mr. Scheub is a Board Member at Campagna Academy, Lake County Economic Alliance, and the Indiana University Northwest Business School Advisory Board.

45 of 113

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Bancorp’s Common Stock is listed on the Nasdaq Capital Market under the symbol “FNWD.” As of March 30, 2023, the Bancorp had 4,304,026 shares of common stock outstanding and 549 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms.

On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the twelve months ended December 31, 2022 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2022 – January 31, 2022	-	N/A	-	48,828
February 1, 2022 – February 28, 2022	2,366	$48.73	-	48,828
March 1, 2022 – March 31, 2022	-	N/A	-	48,828
April 1, 2022 – April 30, 2022	113	$45.87	-	48,828
May 1, 2022 – May 31, 2022	-	N/A	-	48,828
June 1, 2022 – June 30, 2022	-	N/A	-	48,828
July 1, 2022 – July 31, 2022	-	N/A	-	48,828
August 1, 2022 – August 31, 2022	-	N/A	-	48,828
September 1, 2022 – September 30, 2022	-	N/A	-	48,828
October 1, 2022 –October 31, 2022	-	N/A	-	48,828
November 1, 2022 – November 30, 2022	-	N/A	-	48,828
December 1, 2022 – December 31, 2022	-	N/A	-	48,828
	-	N/A	-	48,828

(1) The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

(2) The number of shares above includes shares of common stock reacquired from the Bancorp’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Bancorp’s 2015 Stock Option and Incentive Plan. For the twelve months ended December 31, 2022, 2,479 shares were reacquired at an average per share price of $48.60 pursuant to these tax withholding transactions.

46 of 113

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

At December 31, 2022, the Bancorp had total assets of $2.1 billion and total deposits of $1.8 billion. The Bancorp's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) that is administered by the Federal Deposit Insurance Corporation (FDIC), an agency of the federal government. At December 31, 2022, stockholders' equity totaled $136.4 million, with book value per share at $31.73. Net income for 2022 was $15.1 million, or $3.60 diluted earnings per common share. The return on average assets was 0.74%, while the return on average stockholders’ equity was 10.47%.

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

Under the terms of the Merger Agreement, RYFL stockholders who owned 101 or more shares of RYFL common stock were permitted to elect to receive either 0.4609 shares of Finward common stock or $20.14 in cash, or a combination of both, for each share of RYFL common stock owned, subject to proration and allocation provisions, such that 65% of the shares of RYFL common stock outstanding immediately prior to the closing of the merger were converted into the right to receive shares of Finward common stock and the remaining 35% of the outstanding RYFL shares were converted into the right to receive cash. Stockholders holding less than 101 shares of RYFL common stock received fixed consideration of $20.14 in cash and no stock consideration for each share of RYFL common stock.

As a result of RYFL stockholder stock and cash elections and the related allocation and proration provisions of the Merger Agreement, Finward issued 795,423 shares of its common stock and paid cash consideration of approximately $18.7 million in the RYFL Merger. Based on the closing price of Finward’s common stock on January 28, 2022, the transaction had an implied valuation of approximately $56.7 million. The acquisition further expanded the Bank’s banking center network in Cook County and DuPage County, Illinois, expanding the Bank’s full-service retail banking network.

47 of 113

Financial Condition

During the year ended December 31, 2022, total assets increased by $449.6 million (27.7%), to $2.1 billion, with interest-earning assets increasing by $382.4 million (25.1%). At December 31, 2022, interest‑earning assets totaled $1.9 billion and represented 92.1% of total assets. Loans totaled $1.5 billion and represented 79.4% of interest-earning assets, 73.1% of total assets and 85.3% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income.

	December 31,		December 31,
(Dollars in thousands)	2022		2021
	Balance	% Loans	Balance	% Loans

Residential real estate	$484,595	32.1%	260,134	27.1%
Home equity	38,978	2.6%	34,612	3.6%
Commercial real estate	486,431	32.2%	317,145	33.0%
Construction and land development	108,926	7.2%	123,822	12.9%
Multifamily	251,014	16.6%	61,194	6.4%
Consumer	918	0.1%	582	0.1%
Manufactured Homes	34,882	2.3%	37,887	3.9%
Commercial business	93,278	6.2%	115,772	12.1%
Government	9,549	0.7%	8,991	0.9%
Loans receivable	1,508,571	100.0%	960,139	100.0%
Plus:
Net deferred loans origination costs	5,083		6,810
Undisbursed loan funds	(23)		(229)
Loans receivable, net of deferred fees and costs	$1,513,631		$966,720

Adjustable rate loans / loans receivable	$698,842	46.3%	$542,975	56.6%

	December 31,	December 31,
	2022	2021

Loans receivable to total assets	73.1%	59.6%
Loans receivable to earning assets	79.4%	63.4%
Loans receivable to total deposits	85.3%	67.4%

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the twelve months ended December 31, 2022, the Bancorp originated $44.9 million in new fixed rate mortgage loans for sale, compared to $153.1 million during the twelve months ended December 31, 2021. During the twelve months ended December 31, 2022, the Bancorp originated $105.4 million in new mortgage loans retained in its portfolio, compared to $45.1 million during the twelve months ended December 31, 2021. These retained loans are primarily construction loans and adjustable-rate loans with a fixed-rate period of 7 years or less, and the Bank continues to sell longer-duration fixed rate mortgages into the secondary market. Net gains realized from the mortgage loan sales totaled $1.4 million for the twelve months ended December 31, 2022, compared to $5.3 million for the twelve months ended December 31, 2021. At December 31, 2022, the Bancorp had $1.5 million in loans that were classified as held for sale, compared to $5.0 million at December 31, 2021.

Non-performing loans include those loans that are 90 days or more past due and accruing and those loans that have been placed on non-accrual status. At December 31, 2022, all non-performing loans are also accounted for on a non-accrual basis, except for two residential real estate loans totaling $166 thousand, and one consumer manufactured loan totaling $82 thousand that remained accruing and more than 90 days past due.

48 of 113

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2022	December 31, 2021
Residential real estate	$5,513	$4,682
Home equity	594	657
Commercial real estate	3,242	1,031
Construction and land development	-	-
Multifamily	7,064	455
Commercial business	1,881	436
Consumer	-	-
Manufactured homes	82	-
Government	-	-
Total	$18,376	$7,261
Nonperforming loans to total loans	1.21%	0.75%
Nonperforming loans to total assets	0.89%	0.45%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2022 or December 31, 2021.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2022	December 31, 2021
Residential real estate	$6,035	$3,722
Home equity	612	632
Commercial real estate	7,421	3,562
Construction and land development	-	-
Multifamily	7,064	384
Commercial business	1,881	387
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$23,013	$8,687

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

49 of 113

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2022	December 31, 2021
Residential real estate	$1,338	$2,940
Home equity	385	415
Commercial real estate	4,955	12,011
Construction and land development	2,346	3,630
Multifamily	1,859	153
Commercial business	703	1,915
Consumer	-	-
Manufactured homes	-	59
Government	-	-
Total	$11,586	$21,123

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

The Bancorp's impaired loans, including purchased credit impaired loans, are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2022	December 31, 2021
Residential real estate	$2,506	$1,771
Home equity	419	284
Commercial real estate	5,327	1,600
Construction and land development	-	-
Multifamily	7,121	556
Commercial business	2,711	1,597
Consumer	17	-
Manufactured homes	-	-
Government	-	-
Total	$18,101	$5,808

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

50 of 113

The Bancorp's troubled debt restructured loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2022	December 31, 2021
Residential real estate	$1,190	$342
Home equity	261	83
Commercial real estate	1,984	747
Construction and land development	-	-
Multifamily	-	-
Commercial business	476	694
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$3,911	$1,866

At December 31, 2022, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled debt restructure. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for loan losses for the twelve months ended are summarized below:

(Dollars in thousands)

Loan Segment	December 31, 2022	December 31, 2021
Residential real estate	$517	$220
Home equity	53	81
Commercial real estate	700	639
Construction and land development	(866)	714
Multifamily	159	222
Commercial business	(676)	(377)
Consumer	113	10
Manufactured homes	-	-
Government	-	-
Total	$-	$1,509

51 of 113

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)
	As of the twelve months ended December 31, 2022
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$(29)	$53	$24
Home equity	-	-	-
Commercial real estate	(431)	-	(431)
Construction and land development	-	-	-
Multifamily	-	-	-
Commercial business	(57)	89	32
Consumer	(91)	20	(71)
Manufactured homes	-	-
Government	-	-	-
Total	$(608)	$162	$(446)

The ALL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

In addition, management considers reserves that are not part of the ALL that have been established from acquisition activity. The Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2022, total purchased credit impaired loans nonaccretable and accretable discount totaled $1.5 million compared to $1.4 million at December 31, 2021. Additionally, the Bancorp has acquired loans where there was no evidence of credit quality deterioration since origination and has marked these loans to their fair values. As part of the fair value of loans receivable, a net fair value discount was established for loans acquired and has a balance of $5.5 million at December 31, 2022, compared to $1.1 million at December 31, 2021. Details on these fair value marks and the additional reserves created can be found in Note 4, Loans Receivable.

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
(Dollars in thousands)
	December 31, 2022	December 31, 2021

Allowance for loan losses	$12,897	$13,343
Total loans	$1,513,631	$966,720
Non-performing loans	$18,376	$7,261
ALL-to-total loans	0.85%	1.38%
ALL-to-non-performing loans (coverage ratio)	70.2%	183.8%

The December 31, 2022, balance in the ALL account is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ALL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

52 of 113

During 2022, net sales of foreclosed real estate totaled $93 thousand and net gains from the 2022 sales totaled $16 thousand.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, U.S. treasury securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio totaled $370.9 million at December 31, 2022, compared to $526.9 million at December 31, 2021, a decrease of $156.0 million or 29.6%. The decrease is attributable to increased unrealized losses within the portfolio and the use of cashflows from the securities portfolio to fund loan growth. At December 31, 2022, the securities portfolio represented 19.5% of interest-earning assets and 17.9% of total assets compared to 34.6% of interest-earning assets and 32.5% of total assets at December 31, 2021.

As of December 31, 2022, the Bancorp’s two investments in trust preferred securities were in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities on non-accrual status. At December 31, 2022, the cost basis of the two trust preferred securities on non-accrual status totaled $2.2 million.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	December 31,		December 31,
(Dollars in thousands)	2022		2021
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$7,625	2.1%	$8,669	1.6%
U.S. treasury securities	389	0.1%	400	0.1%
Collateralized mortgage obligations and residential mortgage-backed securities	134,116	36.2%	184,701	35.1%
Municipal securities	227,718	61.3%	332,127	63.0%
Collateralized debt obligations	1,048	0.3%	992	0.2%
Total securities available-for-sale	$370,896	100.0%	$526,889	100.0%

	December 31,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$11,210	$19,987	$(8,777)	-43.9%
Fed funds sold	107	464	(357)	-76.9%
Certificates of deposit in other financial institutions	2,456	1,709	747	43.7%
Federal Home Loan Bank stock	6,547	3,247	3,300	101.6%

The net decrease in interest bearing deposits in other financial institutions is primarily the result of the timing of investments in interest earning assets relative to the inflow and outflow of deposits and repurchase agreements.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

53 of 113

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	December 31,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Checking	$755,377	$629,038	$126,339	20.1%
Savings	402,365	293,976	108,389	36.9%
Money market	254,157	271,970	(17,813)	-6.5%
Certificates of deposit	363,118	239,217	123,901	51.8%
Total deposits	$1,775,017	$1,434,201	$340,816	23.8%

The overall increase in total deposits was primarily a result of the Royal acquisition, the Bancorp’s efforts to maintain and grow core deposits, and customer preferences for the security and liquidity of the Bancorp’s deposit product offerings.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	December 31,	December 31,	YTD
(Dollars in thousands)	2022	2021	Change
	Balance	Balance	$	%

Repurchase agreements	$15,503	$14,581	$922	6.3%
Borrowed funds	120,000	-	120,000	100.0%
Total borrowed funds	$135,503	$14,581	$120,922	829.3%

Repurchase agreements increased as part of normal account fluctuations within that product line. Borrowed funds increased as short-term FHLB advances were taken during the year, due to cyclical inflows and outflows of interest-earnings assets and interest-bearing liabilities.

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

During 2022, cash and cash equivalents decreased $1.9 million compared to an increase of $13.3 million for 2021. The primary sources of cash and cash equivalents were cash and cash equivalents from acquisition activity, the sale of loans originated for sale, proceeds from the sale of securities, proceeds from the maturity and paydown of securities, and proceeds from FHLB advances. The primary uses of cash and cash equivalents were the purchase of securities, change in deposits, and loan originations. During 2022, net cash from operating activities totaled $17.8 million, compared to $18.8 million for 2021. Cash provided from operating activities was primarily a result of net income and sale of loans originated for sale, offset by loans originated for sale and net change in other assets, accrued expenses, and other liabilities. Net cash outflows from investing activities totaled $1.1 million during 2022, compared to outflows of $127.7 million during 2021. Cash outflows from investing activities were primarily related to the net change in loans receivable and purchase of securities, offset against the cash and cash equivalents from acquisition activity, net, and proceeds from the sales and maturities of securities. Net cash outflows from financing activities totaled $18.5 million in 2022, compared to net cash inflows of $122.1 million in 2021. The net cash outflows from financing activities were primarily a result of net change in deposits and repayment of FHLB advances, offset against the change in proceeds from FHLB advances. During 2022, the Bancorp’s Board of Directors maintained dividends as earnings and capital continued to be sufficient to warrant the current dividend.

54 of 113

Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. Stockholders' equity totaled $136.4 million at December 31, 2022, compared to $156.6 million at December 31, 2021, a decrease of $20.2 million (3.2%). The decrease was primarily the result of an increase in net unrealized losses of available for sale securities of $68.6 million and dividends of $5.3 million, offset against issuance of shares for the acquisition of Royal of $38.0 million and net income of $15.1 million. At December 31, 2022, book value per share was $31.73 compared to $45.00 for 2021.

The following table shows that, at December 31, 2022, the Bank’s capital exceeded all regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$161.3	10.1%	$71.6	4.5%	$103.4	6.5%
Tier 1 capital to risk-weighted assets	$161.3	10.1%	$95.5	6.0%	$127.3	8.0%
Total capital to risk-weighted assets	$174.2	10.9%	$127.3	8.0%	$159.1	10.0%
Tier 1 capital to adjusted average assets	$161.3	7.7%	$84.3	4.0%	$105.4	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2022, without the need for qualifying for an exemption or prior DFI approval, is its 2023 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 29, 2022, the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.31 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on January 6, 2023.

Results of Operations –

Comparison of 2022 to 2021

Net income for 2022 was $15.1 million, compared to $15.0 million for 2021, an increase of $117 thousand (0.8%). The twelve-month earnings increase is primarily related to higher net interest income, offset again higher noninterest expense and lower noninterest income. The earnings represent a return on average assets of 0.74% for 2022, compared to 0.95% for 2021. The return on average equity was 10.47% for 2022, compared to 9.61% for 2021.

55 of 113

Net interest income for 2022, was $67.1 million, an increase of $18.6 million (38.2%) from $48.6 million for 2021. The increased net interest margin is primarily related to increased loan balances from the acquisition of Royal, organic loan growth, and the ability to manage deposit and borrowing costs to support earning asset growth. The weighted-average yield on interest-earning assets was 3.81% for 2022, compared to 3.44% for 2021. The weighted-average cost of funds was 0.26% for 2022, compared to 0.15% for 2021. The impact of the 3.81% return on interest earning assets and the 0.26% cost of funds resulted in a net interest spread of 3.55% for 2022, compared to a net interest spread of 3.29% for 2021. During 2022, total interest income increased by $21.4 million (42.2%) while total interest expense increased by $2.8 million (134.9%). The net interest margin was 3.56% for 2022, compared to 3.29% for 2021. The Bancorp’s tax equivalent net interest margin for 2022, was 3.74% compared to 3.51% for 2021. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

The increase in interest earning asset income for the year ended December 31, 2022, compared to the year ended December 31, 2021, is primarily related to increased reinvestment rates in 2022 for loans, securities, and excess cash balances, as a result of the Federal Reserve rate increases occurring though out 2022. The increase in interest bearing liability expense is primarily the result of the Bancorp adjusting deposit and repurchase agreement pricing to align with the current interest rate cycle, along with increased borrowing costs as a result of the Federal Reserve rate increases.

The following table shows the change in noninterest income for the year ending December 31, 2022, and December 31, 2021.

(Dollars in thousands, except per share data)	Twelve Months Ended December 31,		12/31/2022 vs. 12/31/2021
	2022	2021	$ Change	% Change
Noninterest income:
Fees and service charges	6,257	5,388	869	16.1%
Wealth management operations	2,113	2,375	(262)	-11.0%
Gain on sale of loans held-for-sale, net	1,368	5,296	(3,928)	-74.2%
Gain on sale of securities, net	662	1,987	(1,325)	-66.7%
Increase in cash value of bank owned life insurance	810	715	95	13.3%
Gain on sale of foreclosed real estate	16	47	(31)	-66.0%
Other	283	139	144	103.6%

Total noninterest income	11,509	15,947	(4,438)	-27.8%

The increase in fees and service charges is primarily the result of the acquisition of Royal and the resulting increase in our customer base. The decrease in wealth management operations is the result of lower fee income year over year due to market conditions. The decrease in gain on sale of loans is the result of significant refinance activity in 2021 due to the economic and low-rate environment, which resulted in more loans originated and sold in 2021 compared to 2022. We expect demand for fixed rate mortgage loans held-for-sale in the secondary market to be lower as borrowing rates on loans increase. The decrease in gains on the sale of securities is a result of current market conditions and actively repositioning the portfolio.

The following table shows the change in noninterest expense for the year ending December 31, 2022, and December 31, 2021.

(Dollars in thousands, except per share data)	Twelve Months Ended December 31,		12/31/2022 vs. 12/31/2021
	2022	2021	$ Change	% Change
Noninterest expense:
Compensation and benefits	28,990	24,241	4,749	19.6%
Occupancy and equipment	6,785	5,537	1,248	22.5%
Data processing	6,750	3,648	3,102	85.0%
Marketing	1,907	1,085	822	75.8%
Impairment charge on assets held for sale	1,232	-	1,232	0.0%
Federal deposit insurance premiums	1,228	861	367	42.6%
Professional services	1,211	1,205	6	0.5%
Net loss recognized on sale of premises and equipment	303	-	303	0.0%
Other	13,694	10,059	3,635	36.1%

Total noninterest expense	62,100	46,636	15,464	33.2%

56 of 113

The increase in compensation and benefits is primarily the result of the Royal acquisition, management’s continued focus on talent management, and wage inflation. The increase in data processing expense is primarily the result of data conversion expenses related to the acquisition of Royal, increased system utilization due to growth of the Bank, and continued investment in technological advancements such as Salesforce and nCino. The increase in occupancy and equipment expense is primarily related to the Royal acquisition and higher operating costs. Marketing expenses have increased to enhance brand recognition in new markets and gain more wallet share. The increase in impairment charge on assets held for sale is the result of impairment on the carrying value of branches held for sale. The increase in federal deposit insurance premiums is primarily the result of growth of the bank’s average assets. The increase in net loss recognized on sale of premises and equipment is the result of the sale of a branch to reduce future fixed costs, allowing for redeployment of a portion of occupancy expenses into building a digital-forward foundation so that Finward can better serve its customers. The increase in other operating expenses is primarily the result of one-time expenses related to the acquisition of Royal, continued investments in strategic initiatives focusing on growth of the organization, and inflationary pressures.

Income tax expenses for the year ended December 31, 2022, totaled $1.5 million, compared to income tax expense of $1.4 for the year ended December 31, 2021, an increase of $64 thousand (4.5%). The combined effective federal and state tax rates for the Bancorp was 8.9% for the year ended December 31, 2022, compared to 8.6% for the year ended December 31, 2021. The Bancorp’s higher current effective tax rate is a result of higher earnings relative to tax preferred income.

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

57 of 113

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

58 of 113

Item 8. Financial Statements

Report of Independent Registered

Public Accounting Firm

To the Stockholders, Board of Directors and Audit Committee

Finward Bancorp

Munster, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Finward Bancorp (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

59 of 113

Allowances for Loan Losses

Description of the Matter

As described in Note 4 to the financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $12.9 million at December 31, 2022. The Company also describes in Note 1 of the financial statements the accounting policy around this estimate. The ALLL is an estimate of losses inherent in the loan and lease portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan and lease losses. The estimate consists of several key elements, which include: specific reserves for impaired loans, general reserves for each business lending division portfolio including percentage allocations for special attention loans and leases not deemed impaired, and reserves for pooled homogenous loans and leases, among others. The Company’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and geopolitical events, all of which are subject to judgment and will change.

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

●	Testing clerical/computational accuracy of the formulas within the ALLL model.

●	Testing of completeness and accuracy of the information and reports utilized in the ALLL, including reports used in management review controls over the ALLL.

●	Computing an independent calculation of an acceptable range and comparing it to the Company’s estimate.

●	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.

●

Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal loan grading professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.

●

Evaluating the overall reasonableness of qualitative factors and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.

Acquisition

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of Royal Financial, Inc. during the year ended December 31, 2022, with an acquisition price of $56.7 million, including the recognition of $11.3 million of Goodwill. Management determined that the acquisition qualified as a business and accordingly all identifiable assets and liabilities acquired were valued at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities required management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

60 of 113

We identified the acquisition and the valuation of acquired assets and assumed liabilities a critical audit matter. Auditing the acquisition transaction involved a high degree of subjectivity in evaluating management’s operational assumptions, fair value estimates, purchase price allocations and assessing the appropriateness of outside vendor valuation models.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Testing the design of internal controls over the acquisition

●	Obtaining and reviewing executed Plan and Agreement of Merger documents to gain an understanding of the underlying terms of the consummated acquisition

●

Obtaining and reviewing management’s reconciliation procedures of significant accounts and testing of existence and completeness procedures performed and asset/liability identification considerations made

●

Testing management’s computation of purchase price and determination of goodwill recognized focusing on the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed

●

Obtaining and reviewing significant outside vendor valuation estimates and challenging management’s review of the appropriateness of the valuations assessed/allocated to assets acquired and liabilities assumed; including but not limited to, testing critical inputs, including assumptions applied and valuation models utilized by the outside vendors

●	Utilization of our internal valuation professionals to assist with testing and challenging the related fair value purchase price allocations made to identified assets acquired and liabilities assumed

●	Reviewing and evaluating the adequacy of the disclosures made in the footnotes of the Company’s SEC filings

/s/ FORVIS, LLP (Formerly, BKD, LLP)

We have served as the Company’s auditor since 2021.

Indianapolis, Indiana

March 30, 2023

61 of 113

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2022	2021

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$19,965	$12,725
Interest bearing deposits in other financial institutions	11,210	19,987
Federal funds sold	107	464

Total cash and cash equivalents	31,282	33,176

Certificates of deposit in other financial institutions	2,456	1,709

Securities available-for-sale	370,896	526,889
Loans held-for-sale	1,543	4,987
Loans receivable, net of deferred fees and costs	1,513,631	966,720
Less: allowance for loan losses	(12,897)	(13,343)
Net loans receivable	1,500,734	953,377
Federal Home Loan Bank stock	6,547	3,247
Accrued interest receivable	7,421	5,444
Premises and equipment	40,212	31,385
Cash value of bank owned life insurance	31,936	31,440
Goodwill	22,395	11,109
Other intangible assets	4,794	3,126
Other assets	50,123	14,854

Total assets	$2,070,339	$1,620,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$359,092	$295,294
Interest bearing	1,415,925	1,138,907
Total	1,775,017	1,434,201
Repurchase agreements	15,503	14,581
Borrowed funds	120,000	-
Accrued expenses and other liabilities	23,426	15,346

Total liabilities	1,933,946	1,464,128

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: December 31, 2022 - 4,298,401 December 31, 2021 - 3,480,701	-	-
Additional paid-in capital	69,032	30,430
Accumulated other comprehensive (loss) income	(64,300)	4,276
Retained earnings	131,661	121,909

Total stockholders' equity	136,393	156,615

Total liabilities and stockholders' equity	$2,070,339	$1,620,743

See accompanying notes to consolidated financial statements.

62 of 113

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Twelve Months Ended December 31,
	2022	2021
Interest income:
Loans receivable	$62,133	$41,573
Securities	9,576	9,021
Other interest earning assets	326	61

Total interest income	72,035	50,655

Interest expense:
Deposits	3,604	2,002
Repurchase agreements	195	47
Borrowed funds	1,087	31

Total interest expense	4,886	2,080

Net interest income	67,149	48,575
Provision for loan losses	-	1,509

Net interest income after provision for loan losses	67,149	47,066

Noninterest income:
Fees and service charges	6,257	5,388
Wealth management operations	2,113	2,375
Gain on sale of loans held-for-sale, net	1,368	5,296
Gain on sale of securities, net	662	1,987
Increase in cash value of bank owned life insurance	810	715
Gain on sale of foreclosed real estate	16	47
Other	283	139

Total noninterest income	11,509	15,947

Noninterest expense:
Compensation and benefits	28,990	24,241
Occupancy and equipment	6,785	5,537
Data processing	6,750	3,648
Marketing	1,907	1,085
Impairment charge on assets held for sale	1,232	-
Federal deposit insurance premiums	1,228	861
Professional services	1,211	1,205
Net loss recognized on sale of premises and equipment	303	-
Other	13,694	10,059

Total noninterest expense	62,100	46,636

Income before income tax expenses	16,558	16,377
Income tax expenses	1,478	1,414

Net income	$15,080	$14,963

Earnings per common share:
Basic	$3.61	$4.30
Diluted	$3.60	$4.30

Dividends declared per common share	$1.24	$1.24

See accompanying notes to consolidated financial statements.

63 of 113

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)	Twelve Months Ended December 31,
	2022	2021

Net income	$15,080	$14,963

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized (loss) gain arising during the period	(89,323)	(5,816)
Less: reclassification adjustment for gains included in net income	(662)	(1,987)
Net securities (loss) gain during the period	(89,985)	(7,803)
Tax effect	21,409	1,638
Other comprehensive loss, net of tax	(68,576)	(6,165)
Comprehensive (loss) gain, net of tax	(53,496)	8,798

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2021	$-	$29,987	$10,441	$111,261	$151,689

Net income	-	-	-	14,963	14,963
Other comprehensive loss, net of tax	-	-	(6,165)	-	(6,165)
Net surrender value of 3,115 restricted stock awards	-	(131)	-	-	(131)
Stock-based compensation expense	-	574	-	-	574
Cash dividends, $1.24 per share	-	-	-	(4,315)	(4,315)

Balance at December 31, 2021	$-	$30,430	$4,276	$121,909	$156,615

Balance at January 1, 2022	$-	$30,430	$4,276	$121,909	$156,615

Net income	-	-	-	15,080	15,080
Other comprehensive loss, net of tax	-	-	(68,576)	-	(68,576)
Net surrender value of 2,479 restricted stock awards	-	(120)	-	-	(120)
Stock-based compensation expense	-	741	-	-	741
Issuance of 795,423 shares at $47.75 per share, for acquisition of Royal Financial, Inc	-	37,981	-	-	37,981
Cash dividends, $1.24 per share	-	-	-	(5,328)	(5,328)

Balance at December 31, 2022	$-	$69,032	$(64,300)	$131,661	$136,393

See accompanying notes to consolidated financial statements.

64 of 113

Consolidated Statements of Cash Flows

(Dollars in thousands)	Twelve months ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,080	$14,963
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(44,856)	(153,082)
Sale of loans originated for sale	49,628	164,203
Depreciation and amortization, net of accretion	5,968	4,559
Deferred tax expense	1,187	137
Stock based compensation expense	741	574
Gain on sale of securities, net	(662)	(1,987)
Gain on sale of loans held-for-sale, net	(1,470)	(5,529)
Loss on sale of premises and equipment, net	303	-
Impairment charge on assets held for sale	1,232	-
Gain (loss) on sale of foreclosed real estate	16	(47)
Gain on cash value of bank owned life insurance	(810)	(715)
Loss on derivatives	102	233
Provision for loan losses	-	1,509
Net change in:
Interest receivable	(141)	(731)
Other assets	(5,080)	1,784
Accrued expenses and other liabilities	(3,476)	(8,828)
Net cash provided by operating activities	17,762	17,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	232	923
Purchase of certificates of deposit in other financial institutions	(734)	(735)
Proceeds from maturities and pay downs of securities available-for-sale	41,524	55,431
Proceeds from sales of securities available-for-sale	53,953	43,756
Purchase of securities available-for-sale	(30,421)	(221,236)
Proceeds from bank owned life insurance	314	-
Net change in loans receivable	(94,030)	12,345
Proceeds of Federal Home Loan Bank Stock	-	671
Purchase of Federal Home Loan Bank Stock	(1,997)	-
Purchase of loans receivable	(2,663)	(14,543)
Purchase of premises and equipment, net	(3,031)	(3,128)
Proceeds from sale of premises and equipment	1,798	-
Proceeds from sale of foreclosed real estate	93	585
Cash and cash equivalents from acquisition activity, net	33,799	-
Net cash provided by (used in) investing activities	(1,163)	(125,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(134,220)	131,862
Proceeds from FHLB advances	120,000	-
Repayment of FHLB advances	-	(6,000)
Net surrender value of restricted stock awards	(120)	(131)
Change in repurchase agreements	922	870
Change in other borrowed funds	-	(149)
Dividends paid	(5,075)	(4,310)
Net cash (used in) provided by financing activities	(18,493)	122,142
Net change in cash and cash equivalents	(1,894)	13,254
Cash and cash equivalents at beginning of period	33,176	19,922
Cash and cash equivalents at end of period	$31,282	$33,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,572	$2,112
Income taxes	1,347	2,185
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$528,539	$-
Value of goodwill and other intangible assets	14,506	-
Fair value of liabilities assumed	486,339	-
Cash paid for acquisition	18,725	-
Issuance of common stock for acquisition	37,981	-
Noncash activities:
Dividends declared not paid	1,332	1,079
Transfer of premises and equipment to other real estate	1,815	-
Securities purchased not settled	-	1,765

See accompanying notes to consolidated financial statements.

65 of 113

Notes to Consolidated Financial Statements

Years ended December 31, 2022 and 2021

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

Securities – The Bancorp classifies securities into held-to-maturity, available-for-sale, or trading categories. Held-to-maturity securities are those which management has the positive intent and the Bancorp has the ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive (loss) income, net of tax. At December 31, 2022, and 2021, all of the Bancorp’s securities were classified as available-for-sale. The Bancorp does not have a held to maturity or trading portfolio. Realized gains and losses resulting from the sale of securities recorded on the trade date are computed by the specific identification method. Interest and dividend income, adjusted by amortization of premiums or discounts on a level yield method, are included in earnings. Securities are reviewed for other-than-temporary impairment on a quarterly basis.

66 of 113

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

67 of 113

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

68 of 113

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

At December 31, 2022 and 2021, the Bancorp evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Bancorp believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Bancorp's financial condition, results of operations, or cash flows. Accordingly, the Bancorp has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2022 and 2021.

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

Comprehensive (Loss) Income – Comprehensive (loss) income consists of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized gains and losses on securities available-for-sale.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe such matters currently exist that will have a material effect on the financial statements.

Restrictions on Cash –– As of March 26, 2021, the Federal Reserve Bank eliminated reserve requirements for certain depository institutions, including the Bank. As such, there was no reserve requirement at December 31, 2022. As part of derivative contracts entered into by the Bancorp, $3.9 million was pledged as collateral at December 31, 2022 and 2021. These balances are included in interest bearing deposits. At December 31, 2022, the Company’s correspondent cash accounts exceeded federally insured limits by $13.5 million. Additionally, the Company had approximately $3.2 million of cash held by the FRB and the FHLB, which is not federally insured.

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

Reclassification – Certain amounts appearing in the consolidated financial statements and notes thereto for the year ended December 31, 2021, may have been reclassified to conform to the December 31, 2022 presentation.

69 of 113

Trust Assets – Assets of the Bancorp’s wealth management department, other than cash on deposit at the Bancorp, are not included in these consolidated financial statements because they are not assets of the Bancorp.

Adoption of New Accounting Pronouncements –

In December 2019, the FASB issued ASU 2019-12 which remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Bancorp adopted ASU 2019-12 on January 1, 2021, and it did not have a material impact on its accounting and disclosures.

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

The Bancorp has completed data and model validation testing, determined qualitative adjustments, established additional supporting analytics, and developed related internal controls over model inputs (data and assumptions) and model operations. While the model is operational, approval of certain governance related matters, procedures and policies are being finalized. The final effective date estimate for our Current Expected Credit Loss (“CECL”) has not been determined and the required financial reporting disclosures are being completed for review.

Internal controls over financial reporting specifically related to CECL have been designed and are being evaluated, however, all internal controls related to CECL implementation are not operational. The final step of completing the formal governance and approval process is in its final stages.

We expect the one-time cumulative effect adjustment to the ACL will be between $3.8 million and $6.8 million upon adoption as of January 1, 2023. The majority of the increase is related to including our acquired loan portfolios in the model and the addition of using economic forecasts in estimating future losses. As we continue to evaluate and refine our CECL model during the first quarter of 2023, the estimated range of impact to the ACL as of January 1, 2023, could change.

70 of 113

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

71 of 113

In December 2022, the FASB issued ASU No. 2022-06 "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848", which extends the optional transition relief to ease the potential burden in accounting for reference rate reform on financial reporting. The transition relief is provided through December 30, 2024 based on the expectation that the London Interbank Offered Rate (LIBOR) will cease to be published as of June 30, 2023. During the year, we applied the transition guidance to our interest rate swap portfolio transitioning from LIBOR to the Secured Overnight Financing Rate (“SOFR”). There was no material impact on our consolidated financial statements in the periods presented.

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

Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on the valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the final purchase price for the RYFL acquisition is allocated as follows (in thousands):

ASSETS
Cash and due from banks	$52,524
Investment securities, available for sale	-
Certificate of deposit in other financial institutions	245

Total Loans	450,757

Premises and equipment, net	13,896
FHLB stock	1,303
Goodwill	11,286
Core deposit intangible	3,220
Interest receivable	1,836
Other assets	7,978
Total assets purchased	$543,045
Common shares issued	37,981
Cash paid	18,725
Total purchase price	$56,706

LIABILITIES
Deposits
Non-interest bearing	$32,095
NOW accounts	63,639
Savings and money market	184,149
Certificates of deposits	195,153
Total Deposits	475,036

Interest payable	75
Other liabilities	11,228

Total liabilities assumed	$486,339

72 of 113

During the year-ended December 31, 2022, an adjustment was made to the carrying value of other assets of $409 thousand, due to the valuation of prepaids and deferred tax assets brought over in the acquisition, and premises and equipment, net, of $48 thousand, due to a correction in the valuation of buildings, in addition, a correction was made to the valuation of shares issued increasing the value by $79 thousand. The resulting impact of these changes was a decrease to the goodwill balance related to the RYFL acquisition of $378 thousand. Goodwill related to the RYFL transaction is not expected to be deductible for tax purposes.

Gross loans acquired during the RYFL transaction totaled $456.7 million. As of December 31, 2022, the remaining outstanding principal of loans directly related to the RYFL acquisition total $363.0 million, of which $5.0 million are expected to be uncollectable.

The following pro-forma and earnings (unaudited) of the combined company are presented as if the RYFL merger had occurred on January 1, 2022 and January 1, 2021:

	For the twelve months ended	For the twelve months ended
(in thousands)	December 31, 2022	December 31, 2021
Selected Financial Data
Interest income	$73,730	$70,585
Interest expense	(4,987)	(3,538)
Recovery of (provision for) loan losses	-	(1,181)
Non-interest income	11,648	16,607
Non-interest expense (1)	(60,228)	(57,290)
Income before provision for income taxes	20,163	25,183
Income tax expense	(2,235)	(3,525)
Net income	$17,928	$21,658

Earnings per common share:
Basic	$4.29	$6.23
Diluted	$4.28	$6.23

(1)	Excludes $2.9 million in pre-tax merger expenses for the nine months ended September 30, 2022.

For the twelve months ended December 31, 2022, the Bancorp has recorded $2.9 million in pre-tax one-time merger expenses related to the RYFL acquisition, and these expenses have been allocated to the following non-interest expense line items within the income statement:

(in thousands)	Twelve months ended
Noninterest expense:	December 31, 2022
Compensation and benefits	$132
Data processing	1,929
Marketing	135
Other	656

Period merger expense	$2,852

73 of 113

NOTE 3 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2022
U.S. government sponsored entities	$8,883	$-	$(1,258)	7,625
U.S. treasury securities	389	-	-	389
Collateralized mortgage obligations and residential mortgage-backed securities	163,000	-	(28,884)	134,116
Municipal securities	281,032	7	(53,321)	227,718
Collateralized debt obligations	2,173	-	(1,125)	1,048
Total securities available-for-sale	$455,477	$7	$(84,588)	$370,896

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2021
U.S. government sponsored entities	$8,883	$-	$(214)	$8,669
U.S. treasury securities	400	-	-	400
Collateralized mortgage obligations and residential mortgage-backed securities	187,279	961	(3,539)	184,701
Municipal securities	322,750	9,904	(527)	332,127
Collateralized debt obligations	2,173	-	(1,181)	992
Total securities available-for-sale	$521,485	$10,865	$(5,461)	$526,889

The cost basis, estimated fair value of available-for-sale securities, and carrying amount, if different, at December 31, 2022, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
December 31, 2022	Basis	Value
Due in one year or less	$105	$105
Due from one to five years	4,868	4,493
Due from five to ten years	21,099	18,993
Due over ten years	266,405	213,189
Collateralized mortgage obligations and residential mortgage-backed securities	163,000	134,116
Total	$455,477	$370,896

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	December 31,	December 31,
	2022	2021

Proceeds	$53,953	$43,756
Gross gains	733	2,010
Gross losses	(71)	(23)

The tax provisions related to these net realized gains were approximately $157 thousand for 2022 and $417 thousand for 2021.

74 of 113

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized
gain/(loss)
Ending balance, December 31, 2020	$10,441
Current period change	(6,165)
Ending balance, December 31, 2021	$4,276

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2021	$4,276
Current period change	(68,576)
Ending balance, December 31, 2022	$(64,300)

Securities with carrying values of approximately $223.7 million and $39.5 million were pledged as of December 31, 2022 and 2021, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at December 31, 2022, and 2021, not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2022
U.S. government sponsored entities	$-	$-	$7,625	$(1,258)	$7,625	$(1,258)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	32,700	(4,955)	101,416	(23,929)	134,116	(28,884)	100.0%
Municipal securities	171,581	(35,935)	52,961	(17,386)	224,542	(53,321)	98.6%
Collateralized debt obligations	-	-	1,048	(1,125)	1,048	(1,125)	100.0%
Total temporarily impaired	$204,281	$(40,890)	$163,050	$(43,698)	$367,331	$(84,588)	99.0%
Number of securities		311		135		446

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2021
U.S. government sponsored entities	$8,669	$(214)	$-	$-	$8,669	$(214)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	126,373	(3,175)	8,109	(364)	134,482	(3,539)	72.8%
Municipal securities	70,309	(527)	-	-	70,309	(527)	21.2%
Collateralized debt obligations	-	-	992	(1,181)	992	(1,181)	100.0%
Total temporarily impaired	$205,351	$(3,916)	$9,101	$(1,545)	$214,452	$(5,461)	40.7%
Number of securities		133		5		138

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

75 of 113

NOTE 4 – Loans Receivable

Year end loans are summarized below:

(Dollars in thousands)
	December 31, 2022	December 31, 2021
Loans secured by real estate:
Residential real estate	$484,595	$260,134
Home equity	38,978	34,612
Commercial real estate	486,431	317,145
Construction and land development	108,926	123,822
Multifamily	251,014	61,194
Total loans secured by real estate	1,369,944	796,907
Commercial business	93,278	115,772
Consumer	918	582
Manufactured homes	34,882	37,887
Government	9,549	8,991
Loans receivable	1,508,571	960,139
Add (less):
Net deferred loan origination costs	5,083	6,810
Undisbursed loan funds	(23)	(229)
Loans receivable, net of deferred fees and costs..	$1,513,631	$966,720

76 of 113

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2022:

Allowance for loan losses:
Residential real estate	$2,480	$(29)	$53	$517	$3,021
Home equity	357	-	-	53	410
Commercial real estate	5,515	(431)	-	700	5,784
Construction and land development...	2,119	-	-	(866)	1,253
Multifamily	848	-	-	159	1,007
Commercial business	2,009	(57)	89	(676)	1,365
Consumer	15	(91)	20	113	57
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$13,343	$(608)	$162	$-	$12,897

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2021:

Allowance for loan losses:
Residential real estate	$2,211	$(32)	$81	$220	$2,480
Home equity	276	(1)	1	81	357
Commercial real estate	5,406	(530)	-	639	5,515
Construction and land development	1,405	-	-	714	2,119
Multifamily	626	-	-	222	848
Commercial business	2,508	(158)	36	(377)	2,009
Consumer	26	(29)	8	10	15
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$12,458	$(750)	$126	$1,509	$13,343

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectation, the deferred cost reserve is paid as an origination cost to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $4.6 million and $5.8 million as of December 31, 2022 and December 31, 2021, respectively, and is included in net deferred loan origination fees and costs.

77 of 113

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2022:

Residential real estate	$24	$2,997	$484,595	$1,518	$988	$482,089
Home equity	3	407	38,978	294	125	38,559
Commercial real estate	13	5,771	486,431	2,392	2,935	481,104
Construction and land development...	-	1,253	108,926	-	-	108,926
Multifamily	-	1,007	251,014	6,739	382	243,893
Commercial business	297	1,068	93,278	1,758	953	90,567
Consumer	-	57	918	-	17	901
Manufactured homes	-	-	34,882	-	-	34,882
Government	-	-	9,549	-	-	9,549
Total	$337	$12,560	$1,508,571	$12,701	$5,400	$1,490,470

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2021:

Residential real estate	$17	$2,463	$260,134	$755	$1,016	$258,363
Home equity	4	353	34,612	147	137	34,328
Commercial real estate	386	5,129	317,145	1,600	-	315,545
Construction and land development	-	2,119	123,822	-	-	123,822
Multifamily	-	848	61,194	-	556	60,638
Commercial business	277	1,732	115,772	524	1,073	114,175
Consumer	-	15	582	-	-	582
Manufactured homes	-	-	37,887	-	-	37,887
Government	-	-	8,991	-	-	8,991
Total	$684	$12,659	$960,139	$3,026	$2,782	$954,331

78 of 113

The Bancorp's credit quality indicators are summarized below at December 31, 2022 and December 31, 2021:

	Credit Exposure - Credit Risk Portfolio By Creditworthiness Category
	December 31, 2022
(Dollars in thousands)	1-6	7	8

Loan Segment	Pass	Special mention	Substandard	Total
Residential real estate	$477,222	$1,338	$6,035	$484,595
Home equity	37,981	385	612	38,978
Commercial real estate	474,055	4,955	7,421	486,431
Construction and land development	106,580	2,346	-	108,926
Multifamily	242,091	1,859	7,064	251,014
Commercial business	90,694	703	1,881	93,278
Consumer	918	-	-	918
Manufactured homes	34,882	-	-	34,882
Government	9,549	-	-	9,549
Total	$1,473,972	$11,586	$23,013	$1,508,571

	December 31, 2021
(Dollars in thousands)	1-6	7	8

Loan Segment	Pass	Special mention	Substandard	Total
Residential real estate	$253,472	$2,940	$3,722	$260,134
Home equity	33,565	415	632	34,612
Commercial real estate	301,572	12,011	3,562	317,145
Construction and land development	120,192	3,630	-	123,822
Multifamily	60,657	153	384	61,194
Commercial business	113,470	1,915	387	115,772
Consumer	582	-	-	582
Manufactured homes	37,828	59	-	37,887
Government	8,991	-	-	8,991
Total	$930,329	$21,123	$8,687	$960,139

79 of 113

The Bancorp has established a standard loan grading system to assist management, lenders and review personnel in their analysis and supervision of the loan portfolio. The use and application of these grades by the Bancorp is uniform and conforms to regulatory definitions. During the year, the Bancorp reassessed its risk ratings, and while the credit quality indicators have not change the naming conventions have. The loan grading system is as follows:

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

80 of 113

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

During the twelve months ending December 31, 2022, nine residential real estate loans to nine customers totaling $743 thousand were modified to include deferral of principal or interest resulting in troubled debt restructuring classification. Two home equity loans to two customers totaling $189 thousand were modified to include deferral of principal or interest resulting in troubled debt restructuring classification. One commercial real estate loan totaling $1.4 million was provided a short-term renewal resulting in troubled debt restructuring classification. No trouble debt restructuring loans had subsequently defaulted during the twelve months ending December 31, 2022.

During the twelve months ending December 31, 2021, three residential real estate loans to three customers totaling $203 thousand were modified to include deferral of principal or interest resulting in troubled debt restructuring classification. One commercial business loan totaling $601 thousand was provided a short-term renewal and a pending long term restructure resulting in troubled debt restructuring classification. One residential real estate trouble debt restructuring loan totaling $37 thousand had subsequently defaulted during the twelve months ending December 31, 2022.

As of December 31, 2022, one residential real estate loan in the process of foreclosure totaling $32 thousand. The Bancorp was not in the process of foreclosing on any residential real estate loan as of December 31, 2021.

All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

81 of 113

The Bancorp's individually evaluated impaired loans are summarized below:

(Dollars in thousands)				For the twelve months ended
(unaudited)	As of December 31, 2022			December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,255	$3,711	$-	$2,528	$202
Home equity	399	416	-	253	12
Commercial real estate	5,314	5,406	-	3,409	205
Construction and land development.	-	-	-	344	-
Multifamily	7,121	7,163	-	3,387	16
Commercial business	2,278	2,392	-	1,365	76
Consumer	17	17	-	15	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$251	$276	$24	$194	$5
Home equity	20	20	3	21	1
Commercial real estate	13	14	13	678	-
Construction and land development.	-	-	-	-	-
Multifamily	-	-	-	-	-
Commercial business	433	561	297	352	13
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,506	$3,987	$24	$2,722	$207
Home equity	$419	$436	$3	$274	$13
Commercial real estate	$5,327	$5,420	$13	$4,087	$205
Construction & land development	$-	$-	$-	$344	$-
Multifamily	$7,121	$7,163	$-	$3,387	$16
Commercial business	$2,711	$2,953	$297	$1,717	$89
Consumer	$17	$17	$-	$15	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

82 of 113

				For the twelve months ended
	As of December 31, 2021			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,683	$3,017	$-	$1,689	$113
Home equity	262	275	-	298	12
Commercial real estate	765	765	-	1,167	43
Construction & land development	-	-	-	-	-
Multifamily	556	647	-	629	31
Commercial business	1,205	1,324	-	1,369	52
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$88	$88	$17	$145	$2
Home equity	22	22	4	18	1
Commercial real estate	835	835	386	4,727	225
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Commercial business	392	392	277	637	24
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$1,771	$3,105	$17	$1,834	$115
Home equity	$284	$297	$4	$316	$13
Commercial real estate	$1,600	$1,600	$386	$5,894	$268
Construction & land development	$-	$-	$-	$-	$-
Multifamily	$556	$647	$-	$629	$31
Commercial business	$1,597	$1,716	$277	$2,006	$76
Consumer	$-	$-	$-	$-	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

83 of 113

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investments Greater than 90 Days Past Due and Accruing
December 31, 2022
Residential real estate	$3,758	$2,520	$2,309	$8,587	$476,008	$484,595	$166
Home equity	315	42	162	519	38,459	38,978	-
Commercial real estate	1,399	150	1,817	3,366	483,065	486,431	-
Construction and land development.	2,673	-	-	2,673	106,253	108,926	-
Multifamily	1,724	616	1,004	3,344	247,670	251,014	-
Commercial business	1,775	-	529	2,304	90,974	93,278	-
Consumer	3	-	-	3	915	918	-
Manufactured homes	601	256	82	939	33,943	34,882	82
Government	-	-	-	-	9,549	9,549	-
Total	$12,248	$3,584	$5,903	$21,735	$1,486,836	$1,508,571	$248

December 31, 2021
Residential real estate	$2,507	$824	$2,142	$5,473	$254,661	$260,134	$31
Home equity	169	67	565	801	33,811	34,612	34
Commercial real estate	231	1,960	944	3,135	314,010	317,145	91
Construction and land development.	5,148	283	-	5,431	118,391	123,822	-
Multifamily	-	-	109	109	61,085	61,194	-
Commercial business	573	1,594	242	2,409	113,363	115,772	49
Consumer	-	3	-	3	579	582	-
Manufactured homes	633	171	-	804	37,083	37,887	-
Government	-	-	-	-	8,991	8,991	-
Total	$9,261	$4,902	$4,002	$18,165	$941,974	$960,139	$205

The Bancorp's loans on nonaccrual status are summarized below:

(Dollars in thousands)
	December 31, 2022	December 31, 2021
Residential real estate	$5,347	$4,651
Home equity	594	623
Commercial real estate	3,242	940
Construction and land development.	-	-
Multifamily	7,064	455
Commercial business	1,881	387
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$18,128	$7,056

As a result of acquisition activity, the Bancorp acquired loans for which there was evidence of credit quality deterioration since origination and it was determined that it was probable that the Bancorp would be unable to collect all contractually required principal and interest payments. At December 31, 2022, total purchased credit impaired loans with unpaid principal balances totaled $6.9 million with a recorded investment of $5.4 million. At December 31, 2021, purchased credit impaired loans with unpaid principal balances totaled $4.2 million with a recorded investment of $2.8 million.

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $5.5 million at December 31, 2022, compared to $1.1 million at December 31, 2021. Total unpaid principal balances of acquired non-impaired loans with remaining fair value discount totaled $347.7 million and $72.5 million as of December 31, 2022, and December 31, 2021, respectively.

84 of 113

Accretable yield, or income recorded for the three months ended September 30, is as follows:

(dollars in thousands)	Total
2021	$960
2022	1,010

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
2023	541
2024	605
2025	511
2026	342
2027 and thereafter	3,494
Total	$5,493

Note 5 – Premises and Equipment, Net

At year end, premises and equipment are summarized as follows:

	(Dollars in thousands)
	2022	2021
Cost:
Land	$11,773	$8,933
Buildings and improvements	40,753	35,837
Furniture and equipment	19,434	18,724
Total cost	71,960	63,494
Less accumulated depreciation	(31,748)	(32,109)
Premises and equipment, net	$40,212	$31,385

Depreciation expense was approximately $3.0 million and $2.5 million for 2022 and 2021, respectively.

During 2022, three branches were closed and transferred to assets held for sale with a carrying balance of $1.8 million as of December 31, 2022, there were no assets held for sale as of December 31, 2021. During the year ended December 31, 2022, impairment losses of $1.2 million were recognized on premises and are reflected in other non-interest expense. Branches owned by the Company and actively marketed for sale are transferred to assets held for sale based on the lower of carrying value or fair value, less estimated costs to sell.

Note 6 – Goodwill and Other Intangible Assets

(Dollars in thousands)	2022	2021
Goodwill balance January 1,	$11,109	$11,109
Goodwill acquired - Royal Financial	11,286	-
Goodwill balance December 31,	$22,395	$11,109

During the year ended December 31, 2022, there was remeasurement of goodwill related to the RYFL acquisition reducing the balance by $378 thousand, see Note 2 – Acquisition Activity for more detail on the remeasurement. Goodwill is tested annually for impairment. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded.

85 of 113

In addition to goodwill, a core deposit intangible was established with the acquisition of RYFL and from previous acquisitions. The Bancorp had core deposit intangible balances of $4.8 million and $3.1 million as of December 31, 2022, and December 31, 2021, respectively. The table below summarizes the annual amortization:

The amortization recorded for the twelve months ended December 31, is as follows:

(dollars in thousands)	Total
2021	$994
2022	$1,552

Amortization to be recorded in future periods, is as follows:

(dollars in thousands	Total
2023	$1,522
2024	1,411
2025	688
2026	360
2027	294
Thereafter	519
Total	$4,794

For the RYFL acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $1.0 million. Approximately $541 thousand of amortization was taken as income during the year ended December 31, 2022. It is estimated amortization to be recorded in future periods is as follows; $217 thousand in 2023, $124 thousand in 2024, $72 thousand in 2025, and $55 thousand thereafter.

Note 7 – Income Taxes

At year-end, components of income tax expense consist of the following:

	(Dollars in thousands)
	2022	2021
Federal:
Current	$(169)	$1,021
Deferred	1,074	154
State:
Current	460	256
Deferred, net of valuation allowance	113	(17)
Income tax expense	$1,478	$1,414

Effective tax rates differ from the federal statutory rate of 21% for 2022 and 2021 applied to income before income taxes due to the following:

	(Dollars in thousands)
	2022	2021
Federal statutory rate	21%	21%
Tax expense at statutory rate	$3,477	$3,439
State tax, net of federal effect	453	189
Tax exempt income	(1,419)	(1,297)
Bank owned life insurance	(153)	(150)
Captive insurance	(282)	(212)
Tax credit investments	(494)	(415)
Non-deductible transaction costs	98	-
Other	(202)	(140)
Total income tax expense	$1,478	$1,414

86 of 113

At December 31, the components of the net deferred tax asset recorded in other assets in the consolidated balance sheets are as follows:

	(Dollars in thousands)
	2022	2021
Deferred tax assets:
Bad debts	$3,346	$3,385
Deferred compensation	361	352
Unrealized depreciation on securities available-for-sale, net	20,280	-
Net operating loss	7,010	2,238
Tax credits	52	73
Nonaccrual loan interest income	288	244
Share based compensation	339	255
Unqualified deferred compensation plan	65	61
Other-than-temporary impairment	42	39
Accrued vacation	55	56
Purchase accounting	364	-
Nondeductible transaction costs	-	74
Deferred loan costs, net of fees	339	288
Other	190	92
Total deferred tax assets	32,731	7,157

Deferred tax liabilities:
Depreciation	(1,322)	(1,134)
Prepaids	(637)	(510)
Mortgage servicing rights	(295)	(289)
Deferred stock dividends	(121)	(100)
Goodwill	(533)	(317)
Unrealized appreciation on securities available-for-sale, net	-	(1,129)
Purchase accounting	-	(391)
Partnership	(366)	(311)
Other	(213)	(119)
Total deferred tax liabilities	(3,487)	(4,300)
Valuation allowance	-	(12)
Net deferred tax asset	$29,244	$2,845

At December 31, 2022, the Bancorp has Indiana net operating loss carry forwards of approximately $222 thousand which will begin to expire in 2037 if not used. The Bancorp also has a state tax credit carry forward of approximately $66 thousand which expire from 2023 to 2032. Management has concluded that the state net operating losses will be fully utilized and therefore no valuation allowance is necessary on the state net operating loss. Management also believes that the state tax credit carryforward is expected to be utilized before expiration. No valuation allowance remains on any state tax credit carryforward which expire after 2022.

The Bancorp acquired $3.3 million of federal net operating loss carryforwards and $7.2 million of Illinois net operating loss carryforwards with the acquisition of First Personal Financial Corp during 2018 of which $2.2 million of the federal losses expire in years ranging from 2029 to 2035, $1.1 million of the federal losses do not expire, and the Illinois losses expire in years ranging from 2028 to 2036 Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $362 thousand for First Personal while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

The Bancorp acquired $7.2 million of federal net operating loss carryforwards and $11.4 million of Illinois net operating loss carryforwards with the acquisition of AJS Bancorp Inc. during 2019 of which $3.6 million of the federal losses expire in years ranging from 2029 to 2034, $3.6 million of the federal losses do not expire, and the Illinois losses expire in years ranging from 2028 to 2037. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $834 thousand for AJS, while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

87 of 113

The Bancorp acquired $2.5 million of federal net operating loss carryforwards and $57.4 million of Illinois net operating loss carryforwards with the acquisition of Royal Financial, Inc. during 2022 of which $1.9 million of the federal losses expire in years ranging from 2030 to 2036, $623 thousand of the federal losses do not expire, and the Illinois losses expire in 2035. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $822 thousand for Royal, while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

At December 31, 2022 $8.2 million of the federal loss carryforwards, $68.2 million of the Illinois loss carryforward remain and $222 thousand of Indiana loss carryforwards remain; the benefit of which is reflected in deferred tax assets.

The Bancorp qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at December 31, 2022, and 2021, includes, approximately $14.5 million and $8.4 million, respectively, for which no provision for federal income taxes has been made. If, in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rate. The unrecorded deferred income tax liability on the above amounts was approximately $3.0 million and $1.8 million at both December 31, 2022, and 2021, respectively.

The Bancorp had no unrecognized tax benefits at any time during 2022 or 2021 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2022. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Bancorp's policy to record such accruals through income tax accounts; no such accruals existed at any time during 2022 or 2021.

The Bancorp and its subsidiaries are subject to US Federal income tax as well as income tax of the states of Indiana and Illinois. The Bancorp is no longer subject to examination by taxing authorities for the years before 2019.

Note 8 – Deposits

The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $93.6 million at December 31, 2022 and $36.9 million at December 31, 2021.

At December 31, 2022, scheduled maturities of retail and brokered certificates of deposit were as follows:

	(Dollars in thousands)
	Retail	Brokered	Total
2023	$258,266	$10,000	$268,266
2024	48,013	10,000	58,013
2025	10,815	20,000	30,815
2026	2,558	-	2,558
2027	3,151	-	3,151
Thereafter	315	-	315
Total	$323,118	$40,000	$363,118

88 of 113

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	December 31,	December 31,
(Dollars in thousands)	2022	2021
	Balance	Balance

Checking	$755,377	$629,038
Savings	402,365	293,976
Money market	254,157	271,970
Certificates of deposit	363,118	239,217
Total deposits	$1,775,017	$1,434,201

As of December 31, 2022, and 2021, approximately $516.1 million and $452.0 million, respectively, of our deposit portfolio was uninsured.

Note 9 – Borrowed Funds

At December 31, 2022, and December 31, 2021, borrowed funds and their outstanding rates are summarized below:

	(Dollars in thousands)
	December 31,	December 31,
	2022	2021
Fixed rate advances from the FHLB with outstanding rates of 4.30% as of December 31, 2022	$120,000	$-
Total	$120,000	$-

At December 31, 2022, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2023	120,000
Total	$120,000

Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $842.0 million at December 31, 2022. In addition to the fixed rate advances, the Bank maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bank did not have a balance on the line of credit at December 31, 2022 or December 31, 2021. The Bank did not have other borrowings at December 31, 2022, or December 31, 2021.

At December 31, 2022, the Bank had available approximately $658.0 million in credit lines with various money center banks, including the FHLB and Federal Reserve.

89 of 113

Repurchase agreements generally mature within one year and are secured by U.S. government and U.S. agency securities, under the Bank’s control. At December 31, information concerning these retail repurchase agreements is summarized below:

	(Dollars in thousands)
	2022	2021

Ending balance	$15,503	$14,581
Average balance during the year	20,649	17,789
Maximum month-end balance during the year	28,328	24,514
Securities underlying the agreements at year end:
Carrying value	32,660	14,885
Fair value	32,660	14,885
Average interest rate during the year	0.94%	0.26%
Average interest rate at year end	2.43%	0.26%

Note 10 – Employees’ Benefit Plans

The Bancorp maintains an Employees’ Savings and Profit Sharing Plan and Trust for all employees who meet the plan qualifications. Employees are eligible to participate in the Employees’ Savings and Profit Sharing Plan and Trust on the next January 1 or July 1 following the completion of one year of employment, attaining age 18, and completion of 1,000 hours of service. The Employees’ Savings Plan feature allows employees to make pre-tax contributions to the Employees’ Savings Plan of 1% to 50% of Plan Salary, subject to limitations imposed by Internal Revenue Code section 401(k). Employees are able to begin deferring effective the first of the month following 90 days of employment. The Profit Sharing Plan and Trust feature is non-contributory on the part of the employee. Contributions to the Employees’ Profit Sharing Plan and Trust are made at the discretion of the Bancorp’s Board of Directors. Contributions for the years ended December 31, 2022, and 2021, were based on 3% of the participants’ total compensation, excluding incentives, respectively. Profit sharing contributions made by the Bank and earnings credited to the employee’s account vest on the following schedule: two years of service, 40% of contributions and earnings; three years of service, 60% of contributions and earnings; four years of service, 80% of contributions and earnings; and five years of service, 100% of contributions and earnings. Participants also become 100% vested in the employer contributions and accrued earnings in their account upon their death, approved disability, or attainment of age 65 while employed at the Bank. The benefit plan expense amounted to approximately $519 thousand for 2022 and $439 thousand for 2021.

The Bancorp maintains an Unqualified Deferred Compensation Plan (the “UDC Plan”). The purpose of the UDC Plan is to provide deferred compensation to key senior management employees of the Bancorp in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the UDC Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2022 and 2021 was approximately $251 thousand and $242 thousand, respectively. The UDC Plan expense amounted to approximately $4 thousand for 2022 and $3 thousand for 2021.

Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $53 thousand and $74 thousand for 2022 and 2021, respectively. The deferred fee liability at December 31, 2022 and 2021 was approximately $1.4 million.

Note 11 – Stock Based Compensation

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

90 of 113

Restricted stock awards are generally granted with an award price equal to the market price of the Bancorp’s common stock on the award date. Restricted stock awards have been issued with a three year cliff-vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Compensation expense related to restricted stock awards is recognized over the vesting period. Total compensation cost that has been charged against income for those plans was approximately $741 thousand and $574 thousand for 2022 and 2021, respectively.

When awarded restricted shares vest, employees of the Bank can elect to surrender a portion of their vested shares back to the Bancorp to cover the tax liability of their awards. Shares were surrendered with a total value of $120 thousand and $131 thousand in 2022 and 2021, respectively.

A summary of changes in the Bancorp’s non-vested restricted stock for the year ended December 31, 2022, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	44,235	$42.33
Granted	24,555	45.64
Vested	(11,158)	41.63
Forfeited	(1,799)	44.20
Non-vested at December 31, 2022	55,833	$43.87

As of December 31, 2022, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.3 years.

Note 12 – Regulatory Capital

The Bank is subject to regulatory capital guidelines adopted by the FDIC. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022, and 2021, the most recent regulatory notifications categorized the Bank is well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

91 of 113

In addition, the following table shows that, at December 31, 2022, and 2021, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$161.3	10.1%	$71.6	4.5%	$103.4	6.5%
Tier 1 capital to risk-weighted assets	$161.3	10.1%	$95.5	6.0%	$127.3	8.0%
Total capital to risk-weighted assets	$174.2	10.9%	$127.3	8.0%	$159.1	10.0%
Tier 1 capital to adjusted average assets	$161.3	7.7%	$84.3	4.0%	$105.4	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
At December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$133.7	12.6%	$47.8	4.5%	$69.0	6.5%
Tier 1 capital to risk-weighted assets	$133.7	12.6%	$63.7	6.0%	$85.0	8.0%
Total capital to risk-weighted assets	$147.0	13.9%	$85.0	8.0%	$106.2	10.0%
Tier 1 capital to adjusted average assets	$133.7	8.4%	$64.1	4.0%	$80.1	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2022, without the need for qualifying for an exemption or prior DFI approval, is its 2023 net profit. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On November 29, 2022, the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.31 per share. The Bancorp’s fourth quarter dividend totaling $1.3 million was paid to shareholders on January 6, 2023.

Note 13 – Earnings per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations for 2022 and 2021 is presented below.

(dollars in thousands except per share data)
	2022	2021
Basic earnings per common share:
Net income as reported	$15,080	$14,963
Weighted average common shares outstanding	4,176,125	3,477,309
Basic earnings per common share	$3.61	$4.30

Diluted earnings per common share:
Net income as reported	$15,080	$14,963
Weighted average common shares outstanding	4,176,125	3,477,309
Add: Dilutive effect of unvested restricted stock awards	17,357	-
Weighted average common and dilutive potential common shares outstanding	4,193,482	3,477,309
Diluted earnings per common share	$3.60	$4.30

92 of 113

Note 14 – Related Party Transactions

The Bancorp had aggregate loans outstanding to directors and executive officers (with individual balances exceeding $120 thousand) of approximately $3.5 million at December 31, 2022, and approximately $3.9 million at December 31, 2021. For the year ended December 31, 2022, the following activity occurred on these loans:

(Dollars in thousands)
Aggregate balance at the beginning of the year	$3,883
New loans	-
Repayments	(354)
Aggregate balance at the end of the year	$3,529

Deposits from directors and executive officers totaled approximately $3.7 million and $3.9 million at December 31, 2022, and 2021, respectively.

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

The Bancorp had outstanding commitments to originate loans as follows:

(Dollars in thousands)
December 31, 2022:
Residential real estate	$21,983
Home equity	54,432
Commercial real estate	14,776
Construction and land development	46,723
Multifamily	2,222
Consumer	29,586
Commercial business	76,446
Lot	6,143
Total	$252,311

December 31, 2021:
Residential real estate	$19,295
Home equity	49,010
Commercial real estate	10,778
Construction and land development	59,308
Multifamily	1,187
Consumer	23,422
Commercial business	61,985
Lot	9,399
Total	$234,384

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. At December 31, 2022, and 2021, the Bancorp had standby letters of credit totaling approximately $13.7 and $12.3 million which are not included in the tables above, respectively. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral obtained may include accounts receivable, inventory, property, land or other assets.

93 of 113

Note 16 – Derivative Financial Instruments

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

The following table shows the amounts of non-hedging derivative financial instruments:

December 31, 2022
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$8,972	Other liabilties	$8,972
Interest rate lock commitments	Other assets	38	N/A	-
Total		$9,010		$8,972

December 31, 2021
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$2,686	Other liabilties	$2,686
Interest rate lock commitments	Other assets	141	N/A	-
Total		$2,827		$2,686

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Year-ended
(Dollars in thousands)	Statement of Income Classification	2022	2021
Interest rate swap contracts	Fees and service charges	$267	$379
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(103)	(233)
Total		$164	$146

94 of 113

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented		Cash Collateral
(Dollars in thousands)	Recognized Assets	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
December 31, 2022
Interest rate swap contracts	$8,972	$-	$8,972	$-	$-	$8,972
Interest rate lock commitments	38	-	38	-	-	38
Total	$9,010	$-	$9,010	$-	$-	$9,010

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
December 31, 2021
Interest rate swap contracts	$2,686	$-	$2,686	$-	$-	$2,686
Interest rate lock commitments	141	-	141	-	-	141
Total	$2,827	$-	$2,827	$-	$-	$2,827

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
December 31, 2022
Interest rate swap contracts	$8,972	$-	$8,972	$-	$3,930	$5,042
Total	$8,972	$-	$8,972	$-	$3,930	$5,042

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
December 31, 2021
Interest rate swap contracts	$2,686	$-	$2,686	$-	$3,930	$(1,244)
Total	$2,686	$-	$2,686	$-	$3,930	$(1,244)

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

95 of 113

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

The Bancorp’s management utilizes a specialist to perform an other-than-temporary impairment analysis for each of its two pooled trust preferred securities, with a cost basis of $2.2 million and fair value of $1.0 million as of December 31, 2022. The analysis is performed annually on December 31 and utilizes analytical models used to project future cash flows for the pooled trust preferred securities based on current assumptions for prepayments, default and deferral rates, and recoveries. The projected cash flows are then tested for impairment consistent with the Investments – Other Topic and the Investments – Debt and Equity Securities Topic. The other-than-temporary impairment testing compares the present value of the cash flows from quarter to quarter to determine if there is a “favorable” or “adverse” change. Other-than-temporary impairment is recorded if the projected present value of cash flows is lower than the book value of the security. To perform the annual other-than-temporary impairment analysis, management utilizes current reports issued by the trustee, which contain principal and interest tests, waterfall distributions, note valuations, collection detail and credit ratings for each pooled trust preferred security. In addition, a detailed review of the performing collateral (which consists of banks) was performed. The review of the collateral began with a review of financial information provided by S&P Global Capital IQ, a comprehensive database, widely used in the industry, which gathers financial data on banks from U.S. GAAP financial statements for public companies (annual and quarterly reports on Forms 10-K and 10-Q), as well as regulatory reports for private companies, including consolidated financial statements for bank holding companies (FR Y-9C reports) and parent company-only financial statements for bank holding companies (FR Y-9SP reports) filed with the Federal Reserve and bank call reports filed with the FDIC and OCC. Using the information sources described above, for each bank and thrift examined, the following items were examined: nature of the issuer’s business, years of operating history, corporate structure, loan composition and loan concentrations, deposit mix, asset growth rates, geographic footprint and local economic environment. The issuers’ historical financial performance was reviewed and their financial ratios were compared to appropriate peer groups of regional banks or thrifts with similar asset sizes. The analysis focused on six broad categories: profitability (revenue streams and earnings quality, return on assets and shareholder’s equity, net interest margin and interest rate sensitivity), credit quality (charge-offs and recoveries, non-current loans and total non-performing assets as a percentage of total loans, loan loss reserve coverage and the adequacy of the loan loss provision), operating efficiency (noninterest expense compared to total revenue), capital adequacy (Tier-1, total capital and leverage ratios and equity capital growth), leverage (tangible equity as a percentage of tangible assets, short-term and long-term borrowings and double leverage at the holding company) and liquidity (the nature and availability of funding sources, net non-core funding dependence and quality of deposits). In addition, for publicly traded companies, stock price movements were reviewed and the market price of publicly traded debt instruments was examined. The current other-than-temporary impairment analysis indicated that the Bancorp’s two pooled trust preferred securities had no additional other-than-temporary impairment for the years ending December 31, 2022 and 2021.

The table below shows the credit loss roll forward for the Bancorp’s pooled trust preferred securities that have been classified with other-than-temporary impairment:

(Dollars in thousands)
Collateralized debt obligations
other-than-temporary impairment
Ending balance, December 31, 2021	$173
Additions not previously recognized	-
Ending balance, December 31, 2022	$173

96 of 113

The Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s other-than-temporary impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2022 and 2021, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

Management calculated the other-than-temporary impairment model assumptions based on the specific collateral underlying each individual security. The following assumption methodology was applied consistently to each of the two pooled trust preferred securities: For collateral that has already defaulted, no recovery was assumed; no cash flows were assumed from collateral currently in deferral, with the exception of the recovery assumptions. The default and recovery assumptions were calculated based on the detailed collateral review. The discount rate assumption used in the calculation of the present value of cash flows is based on the discount margin (i.e., credit spread) at the time each security was purchased using the original purchase price. The discount margin is then added to the appropriate 3-month Secured Overnight Financing Rate (SOFR) forward rate obtained from the forward SOFR curve.

At December 31, 2022 and 2021, the trust preferred securities with a cost basis of $2.2 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Consistent with the Investments – Debt and Equity Securities Topic, management considered the failure of the issuer of the security to make scheduled interest payments in determining whether a credit loss existed. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

The fair value of the Bancorp’s interest rate swap contracts, both assets and liabilities, are valued by a third-party pricing agent using an income approach and are classified within Level 2 of the valuation hierarchy.

The fair value of the Bancorp’s is based on the price of the underlying loans to are expected to be sold to an investor while taking into consideration the probability the rate lock commitments will close and are classified within Level 2 of the valuation hierarchy.

97 of 113

Assets and Liabilities Measured at Fair Values on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2022 and 2021. Changes in Level 3 assets relate to the result of changes in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during all of 2022 and 2021. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$8,972	$-	$8,972	$-
Interest rate lock commitments	38	-	38	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,625	-	7,625	-
U.S. treasury securities	389	-	389	-
Collateralized mortgage obligations and residential mortgage-backed securities	134,116	-	134,116	-
Municipal securities	227,718	-	227,718	-
Collateralized debt obligations	1,048	-	-	1,048
Total securities available-for-sale	$370,896	$-	$369,848	$1,048

Liabilities:
Interest rate swap contracts	$8,972	$-	$8,972	$-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$2,686	$-	$2,686	$-
Interest rate lock commitments	141	-	141	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,669	-	8,669	-
U.S. treasury securities	400	-	400	-
Collateralized mortgage obligations and residential mortgage-backed securities	184,701	-	184,701	-
Municipal securities	332,127	-	332,127	-
Collateralized debt obligations	992	-	-	992
Total securities available-for-sale	$526,889	$-	$525,897	$992

Liabilities:
Interest rate swap contracts	$2,686	$-	$2,686	$-

98 of 113

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, is presented below:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2021	$929
Principal payments	(9)
Total unrealized gains, included in other comprehensive income	72
Ending balance, December 31, 2021	$992

Beginning balance, January 1, 2022	$992
Principal payments	-
Total unrealized gains, included in other comprehensive loss	56
Ending balance, December 31, 2022	$1,048

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,620	$-	$-	$2,620

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$896	$-	$-	$896

Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy.

99 of 113

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	December 31, 2022		Estimated Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,282	$31,282	$31,282	$-	$-
Certificates of deposit in other financial institutions	2,456	2,404	-	2,404	-
Loans held-for-sale	1,543	1,555	-	1,555	-
Loans receivable, net	1,500,734	1,437,496	-	-	1,437,496
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,421	7,421	-	7,421	-

Financial liabilities:
Non-interest bearing deposits	359,092	359,092	359,092	-	-
Interest bearing deposits	1,415,925	1,414,738	1,052,807	361,931	-
Repurchase agreements	15,503	15,361	7,975	7,386	-
Borrowed funds	120,000	119,689	-	119,689	-
Accrued interest payable	336	336	-	336	-

	December 31, 2021		Estimated Fair Value Measurements at December 31, 2021 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$33,176	$33,176	$33,176	$-	$-
Certificates of deposit in other financial institutions	1,709	1,737	-	1,737	-
Loans held-for-sale	4,987	5,065	-	5,065	-
Loans receivable, net	953,377	951,744	-	-	951,744
Federal Home Loan Bank stock	3,247	3,247	-	3,247	-
Accrued interest receivable	5,444	5,444	-	5,444	-

Financial liabilities:
Non-interest bearing deposits	295,294	295,294	295,294	-	-
Interest bearing deposits	1,138,907	1,139,126	899,690	239,436	-
Repurchase agreements	14,581	14,579	12,842	1,737	-
Accrued interest payable	22	22	-	22	-

100 of 113

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2022 and 2021:

Cash and cash equivalent carrying amounts approximate fair value. Certificates of deposits in other financial institutions fair value amounts are based on estimates of the rate the Bancorp would receive on similar deposits (Level 2). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 2). The estimated fair value for net loans receivable is based on the exit price notion which is the exchange price that would be received to transfer the loans at the most advantageous market price in an orderly transaction between market participants on the measurement date (Level 3). Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer of the security. Fair values of accrued interest receivable and payable approximate book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

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

101 of 113

Note 18 – Parent Company Only Statements

	(Dollars in thousands)
	Finward Bancorp
	Condensed Balance Sheets
	December 31,	December 31,
	2022	2021
Assets
Cash on deposit with Peoples Bank	$2,061	$1,183
Investment in Peoples Bank	131,431	153,772
Investment in NWIN Risk Management, Inc	2,401	1,970
Dividends receivable from Peoples Bank	1,331	1,070
Other assets	538	581
Total assets	$137,762	$158,576

Liabilities and stockholders’ equity
Dividends payable	$1,333	$1,079
Other liabilities	36	882
Total liabilities	1,369	1,961

Additional paid in capital	69,032	30,430
Accumulated other comprehensive (loss) income	(64,300)	4,276
Retained earnings	131,661	121,909
Total stockholders’ equity	136,393	156,615
Total liabilities and stockholders’ equity	$137,762	$158,576

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Income
	Year Ended December 31,
	2022	2021

Dividends from Peoples Bank	$24,263	$4,880
Dividends from NWIN Risk	925	830
Operating expenses	(117)	(448)
Income before income taxes and equity in undistributed income of Peoples Bank	25,071	5,262
Income tax benefit	(50)	(94)
Income before equity in undistributed income of Peoples Bank	25,121	5,356
Equity in undistributed
(distributions in excess of income) income of Peoples Bank	(10,472)	9,413
income of NWIN Risk Management, Inc	431	194
Net income	$15,080	$14,963

102 of 113

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2022	2021

Net Income	$15,080	$14,963
Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized loss arising during the period	(89,323)	(5,816)
Less: reclassification adjustment for gains included in net income	(662)	(1,987)
Net securities loss during the period	(89,985)	(7,803)
Tax effect	21,409	1,638
Other comprehensive loss, net of tax	(68,576)	(6,165)
Comprehensive (loss) income, net of tax	$(53,496)	$8,798

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Cash Flows
	Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net income	$15,080	$14,963
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of income (equity in undistributed income):
Peoples Bank	10,472	(9,413)
NWIN Risk Management, Inc	(431)	(1,024)
Stock based compensation expense	741	574
Change in other assets	(218)	(161)
Change in other liabilities	(846)	(120)
Net cash provided by operating activities	24,798	4,819

Cash flows from investing activities:
Cash and cash equivalents from acquisition activity, net	(18,725)	-
Investment in Peoples Bank	-	(830)
Net cash used by investing activities	(18,725)	(830)

Cash flows from financing activities:
Dividends paid	(5,075)	(4,310)
Net surrender value of restricted stock awards	(120)	(131)
Net cash used by financing activities	(5,195)	(3,867)
Net change in cash	878	378
Cash at beginning of year	1,183	805
Cash at end of year	$2,061	$1,183

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	1,347	2,185
Noncash activities:
Dividends declared not paid	1,332	1,079

103 of 113

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Bancorp in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the Bancorp’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Bancorp’s internal control over financial reporting during the year ended December 31, 2022, that have materially affected or are reasonably likely to affect, the Bancorp’s internal control over financial reporting.

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

As of December 31, 2022, management assessed the effectiveness of the Bancorp’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Bancorp’s internal control over financial reporting was effective as of December 31, 2022, based on the criteria specified.

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

104 of 113

Item 9B. Other Information

There are no items reportable under this item.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

105 of 113

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Delinquent Section 16 Reports" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Information About Our Executive Officers" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2022 with respect to the Bancorp’s existing equity compensation plans.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2022” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services (Forvis, LLP PCAOB 686, Indianapolis, IN)

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, is incorporated herein by reference.

106 of 113

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)Financial Statements:

The following consolidated financial statements of the Bancorp and the reports of the Bancorp’s independent registered public accounting firm are included in Part II, Item 8 of this Form 10-K:

(2)	Financial Statement Schedules: Not Applicable.

(3)	Exhibits:

Exhibit Number		Description

2.1	@	Agreement and Plan of Merger by and among Finward Bancorp and Royal Financial, Inc. dated July 28, 2021 (incorporated herein by reference to Exhibit 2.1 of the Bancorp’s Form 8-K dated July 29, 2021).

3.1		Restated Articles of Incorporation of Finward Bancorp (incorporated herein by reference to Exhibit 3.1 of the Bancorp’s Form 8-K dated March 2, 2022).

3.2		Amended and Restated By-Laws of Finward Bancorp (Amended and Restated as of November 29, 2022) (incorporated herein by reference to Exhibit 3.1 of the Bancorp’s Form 8-K dated December 2, 2022).

4.1		Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1	*	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 10-K filed on March 5, 2019).

10.2	*

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

Form of Nonqualified Stock Option Agreement under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Bancorp’s Form 10-K filed on March 30, 2022).

10.5	*

Form of Incentive Stock Option Agreement under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 10-K filed on March 30, 2022).

10.6	*

Form of Agreement for Restricted Stock under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Bancorp’s Form 10-K filed on March 30, 2022).

107 of 113

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

10.15	*

Extension Agreement between Finward Bancorp, Peoples Bank and David A. Bochnowski effective as of June 28, 2022 (incorporated herein by reference to Exhibit 10.1 to the Bancorp’s Form 8-K dated May 23, 2022).

10.16	*

Post 2004 Deferred Compensation Plan for the Directors of Peoples Bank, Amended and Restated Effective May 20, 2022 (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Form 8-K dated May 23, 2022).

21.1		Subsidiaries of the Bancorp.

23.1		FORVIS, LLP – Consent of Independent Registered Public Accounting Firm.

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32		Section 1350 Certifications.

101

The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2022, formatted in an Inline XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

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

108 of 113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINWARD BANCORP

By	/s/Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2023:

Signature	Title

Principal Executive Officer:

/s/Benjamin J. Bochnowski	President and
Benjamin J. Bochnowski	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:

/s/Peymon S. Torabi	Executive Vice President,
Peymon S. Torabi	Chief Financial Officer and Treasurer

The Board of Directors:

/s/David A. Bochnowski	Executive Chairman of the Board
David A. Bochnowski

/s/Robert Youman	Director
Robert Youman

/s/Joel Gorelick	Director
Joel Gorelick

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski

109 of 113

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Donald P. Fesko	Director
Donald P. Fesko

/s/Amy W. Han	Director
Amy W. Han

/s/Danette Garza	Director
Danette Garza

/s/Robert E. Johnson III	Director
Robert E. Johnson III

110 of 113