Form 10-Q
period 2023-03-31
Finward Bancorp
filed 2023-05-15
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2023 or

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

There were 4,304,026 shares of the registrant’s Common Stock, without par value, outstanding at May 15, 2023.

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

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

Finward Bancorp
Consolidated Balance Sheet

	(unaudited)
	March 31,	December 31,
(Dollars in thousands)	2023	2022

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$33,785	$19,965
Interest bearing deposits in other financial institutions	20,342	11,210
Federal funds sold	654	107

Total cash and cash equivalents	54,781	31,282

Certificates of deposit in other financial institutions	2,452	2,456

Securities available-for-sale	377,901	370,896
Loans held-for-sale	1,672	1,543
Loans receivable, net of deferred fees and costs	1,521,089	1,513,631
Less: allowance for credit losses (1)	(19,568)	(12,897)
Net loans receivable	1,501,521	1,500,734
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,717	7,421
Premises and equipment	39,732	40,212
Cash value of bank owned life insurance	32,115	31,936
Goodwill	22,395	22,395
Other intangible assets	4,402	4,794
Other assets	47,357	50,123

Total assets	$2,098,592	$2,070,339

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$330,057	$359,092
Interest bearing	1,476,053	1,415,925
Total	1,806,110	1,775,017
Repurchase agreements	28,423	15,503
Borrowed funds	100,000	120,000
Accrued expenses and other liabilities	24,323	23,426

Total liabilities	1,958,856	1,933,946

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: March 31, 2023 - 4,304,026 December 31, 2022 - 4,298,401	-	-
Additional paid-in capital	69,182	69,032
Accumulated other comprehensive loss	(55,895)	(64,300)
Retained earnings	126,449	131,661

Total stockholders' equity	139,736	136,393

Total liabilities and stockholders' equity	$2,098,592	$2,070,339

See accompanying notes to consolidated financial statements.

(1) See note 3 regarding adoption of ASC 326

Finward Bancorp
Consolidated Statements of Income
(unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
(Unaudited)	2023	2022
Interest income:
Loans receivable	$17,626	$13,286
Securities	2,303	2,597
Other interest earning assets	207	11

Total interest income	20,136	15,894

Interest expense:
Deposits	4,087	337
Repurchase agreements	121	16
Borrowed funds	1,260	6

Total interest expense	5,468	359

Net interest income	14,668	15,535
Provision for credit losses (1)	488	-

Net interest income after provision for credit losses	14,180	15,535

Noninterest income:
Fees and service charges	1,311	1,304
Wealth management operations	614	607
Gain on sale of loans held-for-sale, net	263	595
Increase in cash value of bank owned life insurance	179	252
Gain on sale of securities, net	-	381
Other	241	5

Total noninterest income	2,608	3,144

Noninterest expense:
Compensation and benefits	7,538	7,367
Occupancy and equipment	1,690	1,500
Data processing	973	3,054
Federal deposit insurance premiums	465	219
Marketing	255	651
Other	3,306	3,478

Total noninterest expense	14,227	16,269

Income before income tax expenses	2,561	2,410
Income tax expenses	321	275

Net income	$2,240	$2,135

Earnings per common share:
Basic	$0.52	$0.53
Diluted	$0.51	$0.53

Dividends declared per common share	$0.31	$0.31

See accompanying notes to consolidated financial statements. (1) See note 3 regarding adoption of ASC 326

Finward Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2023	2022

Net income	$2,240	$2,135

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain (loss) arising during the period	11,057	(47,389)
Less: reclassification adjustment for gains included in net income	-	(381)
Net securities gain (loss) during the period	11,057	(47,770)
Tax effect	(2,652)	10,032
Other comprehensive income (loss), net of tax	8,405	(37,738)
Comprehensive income (loss), net of tax	10,645	(35,603)

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Changes in Stockholder's Equity
(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2022	$-	$30,430	$4,276	$121,909	$156,615

Net income	-	-	-	2,135	2,135
Other comprehensive loss, net of tax	-	-	(37,738)	-	(37,738)
Net surrender value of 2,336 restricted stock awards	-	(115)	-	-	(115)
Stock-based compensation expense	-	169	-	-	169
Issuance of 795,423 shares at $47.75 per share, for acquisition of Royal Financial, Inc.	-	37,902	-	-	37,902
Cash dividends, $0.31 per share	-	-	-	(1,331)	(1,331)

Balance at March 31, 2022	$-	$68,386	$(33,462)	$122,713	$157,637

Balance at January 1, 2023	$-	$69,032	$(64,300)	$131,661	$136,393

Impact of adoption of ASU No. 2016-13	-	-	-	(6,118)	(6,118)
Net income	-	-	-	2,240	2,240
Other comprehensive income, net of tax	-	-	8,405	-	8,405
Net surrender value of 4,188 restricted stock awards	-	(157)	-	-	(157)
Stock-based compensation expense	-	307	-	-	307
Cash dividends, $0.31 per share	-	-	-	(1,334)	(1,334)

Balance at March 31, 2023	$-	$69,182	$(55,895)	$126,449	$139,736

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Cash Flows
(unaudited)

(Dollars in thousands)	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,240	$2,135
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(8,873)	(15,664)
Sale of loans originated for sale	8,949	19,760
Depreciation and amortization, net of accretion	1,078	1,191
Stock based compensation expense	307	169
Gain on sale of securities, net	-	(381)
Gain on sale of loans held-for-sale, net	(206)	(582)
Gain on cash value of bank owned life insurance	(179)	(252)
Gain on derivatives	(57)	(25)
Provision for credit losses	488	-
Net change in:
Interest receivable	(296)	(1,983)
Other assets	2,712	1,504
Accrued expenses and other liabilities	(2,212)	(5,150)
Net cash provided by operating activities	3,951	722

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	-	223
Proceeds from maturities and pay downs of securities available-for-sale	3,675	9,225
Proceeds from sales of securities available-for-sale	-	16,236
Purchase of securities available-for-sale	-	(10,724)
Proceeds from bank owned life insurance	-	314
Net change in loans receivable	(6,433)	(20,094)
Proceeds of Federal Home Loan Bank Stock	-	1,512
Purchase of loans receivable	-	(2,113)
Purchase of premises and equipment, net	(217)	(1,219)
Cash and cash equivalents from acquisition activity, net	-	33,799
Net cash provided by (used in) investing activities	(2,975)	27,159

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	31,093	(14,025)
Proceeds from other borrowings	100,000	-
Repayment of other borrowings	(120,000)	-
Net surrender value of restricted stock awards	(157)	(115)
Change in repurchase agreements	12,920	8,663
Dividends paid	(1,333)	(1,079)
Net cash (used in) provided by financing activities	22,523	(6,556)
Net change in cash and cash equivalents	23,499	21,325
Cash and cash equivalents at beginning of period	31,282	33,176
Cash and cash equivalents at end of period	$54,781	$54,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,405	$339
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$-	$528,083
Value of goodwill and other intangible assets	-	14,884
Fair value of liabilities assumed	-	486,340
Cash paid for acquisition	-	18,725
Issuance of common stock for acquisition	-	37,902
Noncash activities:
Dividends declared not paid	1,334	1,331

See accompanying notes to consolidated financial statements.

Finward Bancorp

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Organization and Description of Business

The consolidated financial statements include the accounts of Finward Bancorp (the “Bancorp” or “FNWD”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC; NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2023, and December 31, 2022, and the consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three months ended March 31, 2023, and 2022, and consolidated statements of cash flows for the three months ended March 31, 2023, and 2022. The income reported for the three month period ended March 31, 2023, is not necessarily indicative of the results to be expected for the full year.

The Notes to the Consolidated Financial Statements appearing in Finward Bancorp’s Annual Report on Form 10-K (2022 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Balance Sheet at December 31, 2022, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

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

Note 3 – Change in Accounting Principles

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”. The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses (“ACL”) valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. In October 2019, the FASB voted and approved proposed changes to the effective date of this ASU for smaller reporting companies, such as the Bancorp, and other non-SEC reporting entities. The approval changed the effective date of the ASU to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. The new credit loss guidance became effective for the Bancorp as of January 1, 2023. Upon adoption, the ASU will be applied using a modified retrospective transition method to the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. On January 1, 2023, the Bancorp adopted ASU No. 2016-13 resulting in an implementation entry of $8.3 million, increasing the ACL by $5.2 million and unfunded commitment liability of $3.1 million, retained earnings decreased $6.1 million and a deferred tax asset of $2.2 million was generated. The majority of the implementation entry is related to including acquired loan portfolios in the model and the addition of using economic forecasts in estimating future losses. In addition, $1.0 million of non-accretable credit loan discounts on purchase credit impaired loans now classified as purchase credit deteriorated were reallocated to the ACL.

Upon adopting ASU 2016-13, the Bancorp did not record an allowance as of January 1, 2023, with respect to its available-for-sale debt securities as the majority of these securities were backed by federal governmental agencies with zero-expected losses or highly rated for which the risk of loss is minimal.

The main drivers of the day one adjustment related to implementation is summarized in the following table:

			As Reported Under
(Dollars in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326	ASC 326
Allowance for credit losses	December 31, 2022	Adoption	January 1, 2023
Residential real estate	$3,021	$1,719	$4,740
Home equity	410	632	1,042
Commercial real estate	5,784	1,446	7,230
Construction and land development	1,253	1,735	2,988
Multifamily	1,007	141	1,148
Commercial business	1,365	325	1,690
Consumer	57	22	79
Manufactured homes	-	112	112
Government	-	55	55
Total allowance for credit losses on loans	$12,897	$6,187	$19,084
Accrued expenses and other liabilities	-	3,108	3,108
Total allowance for credit losses	$12,897	$9,295	$22,192

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by companies that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross writeoffs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities that have adopted the CECL accounting standard. The Bancorp adopted ASU 2022-02 on January 1, 2023.

Note 4 - Upcoming Accounting Standards

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December of 2022, the FASB issued ASU No. 2022-06 which extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The guidance ensures the relief in Topic 848 covers the period of time during which a significant number of modifications may take place and the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Bancorp continues to implement its transition plan towards cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Bancorp expects to utilize the LIBOR transition relief allowed under ASU 2020-04, ASU 2021-01 and ASU 2022-06, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures.

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

In March 2023, the FASB issued Accounting Standards (ASU) No. 2023-02 “Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Bancorp is assessing ASU 2023-02 and its impact on its accounting and disclosures.

Note 5 - Acquisition Activity

On January 31, 2022, the Bancorp completed its previously announced acquisition of Royal Financial, Inc., a Delaware corporation (“RYFL”), pursuant to an Agreement and Plan of Merger dated July 28, 2021 (the “Merger Agreement”) between the Bancorp and RYFL. The stockholders of both the Bancorp and RYFL approved the Merger Agreement at the respective stockholder meetings of the companies held on December 13, 2021. Pursuant to the Merger Agreement, RYFL merged with and into the Bancorp, with the Bancorp as the surviving corporation (the “Merger”), and Royal Savings Bank, an Illinois state-chartered savings bank and wholly-owned subsidiary of RYFL, merged with and into Peoples Bank, the wholly-owned Indiana state-chartered commercial bank subsidiary of the Bancorp, with Peoples Bank as the surviving bank.

Under the terms of the merger agreement, RYFL stockholders who owned 101 or more shares of RYFL common stock were permitted to elect to receive either 0.4609 shares of the Bancorp common stock or $20.14 in cash, or a combination of both, for each share of RYFL common stock owned, subject to proration and allocation provisions such that 65% of the shares of RYFL common stock outstanding immediately prior to the closing of the merger were converted into the right to receive shares of the Bancorp common stock and the remaining 35% of the outstanding RYFL shares were converted into the right to receive cash. Stockholders holding less than 101 shares of RYFL common stock received fixed consideration of $20.14 in cash per share and no stock consideration.

As a result of RYFL stockholder stock and cash elections and the related allocation and proration provisions of the merger agreement, the Bancorp issued 795,423 shares of its common stock and paid cash consideration of approximately $18.7 million in the Merger. Based on the January 28, 2022, closing price of $47.75 per share of the Bancorp common stock, the transaction had an implied valuation of approximately $56.7 million. In connection with the acquisition, Robert W. Youman, was appointed to the boards of directors of the Bancorp and Peoples Bank effective as of the closing of the Merger. RYFL had a home office and eight branch offices in Cook County and DuPage County, Illinois. The acquisition has further expanded the Bank’s banking center network in Cook County and DuPage County, Illinois.

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

ASSETS		LIABILITIES
Cash and due from banks	$52,524	Deposits
Investment securities, available for sale	-	Non-interest bearing	$32,095
Certificate of deposit in other financial institutions	245	NOW accounts	63,639
		Savings and money market	184,149
Total Loans	450,757	Certificates of deposits	195,153
		Total Deposits	475,036
Premises and equipment, net	13,896
FHLB stock	1,303	Interest payable	75
Goodwill	11,286	Other liabilities	11,228
Core deposit intangible	3,220
Interest receivable	1,836
Other assets	7,978
Total assets purchased	$543,045
Common shares issued	37,981
Cash paid	18,725
Total purchase price	$56,706	Total liabilities assumed	$486,339

During the year-ended December 31, 2022, adjustments were made to the carrying value of other assets of $409 thousand, due to the valuation of prepaids and deferred tax assets brought over in the acquisition, and premises and equipment, net, of $48 thousand, due to a correction in the valuation of buildings, and in addition, a correction was made to the valuation of shares issued increasing the value by $79 thousand. The resulting impact of these changes was a decrease to the goodwill balance related to the RYFL acquisition of $378 thousand. Goodwill related to the RYFL transaction is not expected to be deductible for tax purposes.

Goodwill of approximately $11.5 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, has been recorded in the RYFL acquisition and is the result of expected operational synergies and other factors. This goodwill is not expected to be deductible for tax purposes.

Gross loans acquired during the RYFL transaction totaled $456.7 million, of which $6.1 million were expected to be uncollectable.

The following pro-forma and earnings (unaudited) of the combined company are presented as if the RYFL merger had occurred on January 1, 2023, and January 1, 2022:

	For the three months ended	For the three months ended
(in thousands)	March 31, 2023	March 31, 2022
Selected Financial Data
Interest income	$20,136	$17,589
Interest expense	(5,468)	(460)
Provision for loan losses	(488)	-
Non-interest income	2,608	3,283
Non-interest expense (1)	(14,227)	(14,397)
Income before provision for income taxes	2,561	6,015
Income tax expense	(321)	(1,032)
Net income	$2,240	$4,983

Earnings per common share:
Basic	$0.52	$1.24
Diluted	$0.51	$1.24

(1) Excludes $2.9 million in pre-tax merger expenses for the three months ended March 31, 2022.

For the three months ended March 31, 2022, the Bancorp recorded $2.9 million in pre-tax one-time merger expenses related to the RYFL acquisition, and these expenses have been allocated to the following non-interest expense line items within the income statement:

(in thousands)	Three months ended
Noninterest expense:	March 31, 2022
Compensation and benefits	$132
Data processing	1,929
Marketing	135
Other	656

Period merger expense	$2,852

Note 6 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2023
U.S. government sponsored entities	$8,883	$-	$(1,141)	7,742
U.S. treasury securities	389	-	-	389
Collateralized mortgage obligations and residential mortgage-backed securities	159,376	-	(26,067)	133,309
Municipal securities	280,604	69	(45,229)	235,444
Collateralized debt obligations	2,173	-	(1,156)	1,017
Total securities available-for-sale	$451,425	$69	$(73,593)	$377,901

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2022
U.S. government sponsored entities	$8,883	$-	$(1,258)	$7,625
U.S. treasury securities	389	-	-	389
Collateralized mortgage obligations and residential mortgage-backed securities	163,000	-	(28,884)	134,116
Municipal securities	281,032	7	(53,321)	227,718
Collateralized debt obligations	2,173	-	(1,125)	1,048
Total securities available-for-sale	$455,477	$7	$(84,588)	$370,896

The cost basis and estimated fair value of available-for-sale debt securities at March 31, 2023, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
March 31, 2023	Basis	Value
Due in one year or less	$795	$795
Due from one to five years	7,062	6,363
Due from five to ten years	20,004	18,548
Due over ten years	264,188	218,886
Collateralized mortgage obligations and residential mortgage-backed securities	159,376	133,309
Total	$451,425	$377,901

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	March 31,	March 31,
	2023	2022

Proceeds	$-	$16,236
Gross gains	-	397
Gross losses	-	(16)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2021	$4,276
Current period change	(37,738)
Ending balance, March 31, 2022	$(33,462)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2022	$(64,300)
Current period change	8,405
Ending balance, March 31, 2023	$(55,895)

Securities with market values of approximately $320.7 million and $223.7 million were pledged as of March 31, 2023 and December 31, 2022, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at March 31, 2023, and December 31, 2022 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
March 31, 2023
U.S. government sponsored entities	$-	$-	$7,742	$(1,141)	$7,742	$(1,141)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	3,617	(125)	129,692	(25,942)	133,309	(26,067)	100.0%
Municipal securities	10,579	(197)	215,135	(45,032)	225,714	(45,229)	95.9%
Collateralized debt obligations	-	-	1,017	(1,156)	1,017	(1,156)	100.0%
Total temporarily impaired	$14,196	$(322)	$353,586	$(73,271)	$367,782	$(73,593)	97.3%
Number of securities		28		408		436

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2022
U.S. government sponsored entities	$-	$-	$7,625	$(1,258)	$7,625	$(1,258)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	32,700	(4,955)	101,416	(23,929)	134,116	(28,884)	100.0%
Municipal securities	171,581	(35,935)	52,961	(17,386)	224,542	(53,321)	98.6%
Collateralized debt obligations	-	-	1,048	(1,125)	1,048	(1,125)	100.0%
Total temporarily impaired	$204,281	$(40,890)	$163,050	$(43,698)	$367,331	$(84,588)	99.0%
Number of securities		311		135		446

At March 31, 2023, collateralized debt obligations with a cost basis of $2.2 million and fair value of $1.0 million, had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.

Accrued interest receivable on AFS debt securities totaled $2.4 million at March 31, 2023, and is excluded from the estimate of credit losses. The Bancorp made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.

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

Note 7 - Loans Receivable

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

Commercial Real Estate and Multifamily Loans. Commercial real estate loans are typically made to a maximum of 80% of the appraised value. Such loans are generally made on an adjustable rate basis. These loans are typically made for terms of 15 to 25 years. Loans with an amortizing term exceeding 15 years normally have a balloon feature calling for a full repayment within seven to ten years from the date of the loan. The balloon feature affords the Bancorp the opportunity to restructure the loan if economic conditions so warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, owner occupied commercial/industrial properties, hospitality units and other retail and commercial developments.

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

(Dollars in thousands)
	March 31, 2023	December 31, 2022
Loans secured by real estate:
Residential real estate	$476,899	$484,595
Home equity	39,877	38,978
Commercial real estate	484,564	486,431
Construction and land development	116,308	108,926
Multifamily	252,633	251,014
Total loans secured by real estate	1,370,281	1,369,944
Commercial business	100,652	93,278
Consumer	723	918
Manufactured homes	34,027	34,882
Government	10,646	9,549
Loans receivable	1,516,329	1,508,571
Add (less):
Net deferred loan origination costs	4,829	5,083
Undisbursed loan funds	(69)	(23)
Loans receivable, net of deferred fees and costs	$1,521,089	$1,513,631

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Current	Accruing Loans	Non-accrual Loans	Total Loans Receivable
March 31, 2023
Residential real estate	$6,602	$434	$489	$7,525	$464,246	$471,771	$5,128	$476,899
Home equity	73	-	65	138	38,366	38,504	1,373	39,877
Commercial real estate	751	-	-	751	480,831	481,582	2,982	484,564
Construction and land development	358	542	-	900	115,408	116,308	-	116,308
Multifamily	760	-	-	760	244,523	245,283	7,350	252,633
Commercial business	441	795	-	1,236	96,776	98,012	2,640	100,652
Consumer	-	-	-	-	723	723	-	723
Manufactured homes	932	201	324	1,457	32,570	34,027	-	34,027
Government	-	-	-	-	10,646	10,646	-	10,646
Total	$9,917	$1,972	$878	$12,767	$1,484,089	$1,496,856	$19,473	$1,516,329

December 31, 2022
Residential real estate	$3,758	$2,520	$166	$6,444	$472,804	$479,248	$5,347	$484,595
Home equity	315	42	-	357	38,027	38,384	594	38,978
Commercial real estate	1,399	150	-	1,549	481,640	483,189	3,242	486,431
Construction and land development	2,673	-	-	2,673	106,253	108,926	-	108,926
Multifamily	1,724	616	-	2,340	241,610	243,950	7,064	251,014
Commercial business	1,775	-	-	1,775	89,622	91,397	1,881	93,278
Consumer	3	-	-	3	915	918	-	918
Manufactured homes	601	256	82	939	33,943	34,882	-	34,882
Government	-	-	-	-	9,549	9,549	-	9,549
Total	$12,248	$3,584	$248	$16,080	$1,474,363	$1,490,443	$18,128	$1,508,571

The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of March 31, 2023, and gross charge-offs for the three months ended March 31, 2023.

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$33,681	$330,215	$351,588	$263,691	$130,476	$323,663	$82,874	$141	$1,516,329
Total Current period gross writeoff	$(19)	$-	$-	$(75)	$-	$(12)	$-	$-	$(106)

Residential real estate
Pass (1-6)	$4,775	$79,050	$101,214	$124,391	$26,094	$131,775	$2,729	$-	$470,028
Special Mention (7)	-	-	-	-	43	703	-	-	746
Substandard (8)	-	358	261	499	376	4,631	-	-	6,125
Total	$4,775	$79,408	$101,475	$124,890	$26,513	$137,109	$2,729	$-	$476,899
Current period gross writeoff	-	-	-	-	-	-	-	-	-

Home equity
Pass (1-6)	$-	$-	$-	$-	$-	$1,693	$36,213	$141	$38,047
Special Mention (7)	-	-	-	-	-	128	284	-	412
Substandard (8)	-	-	-	-	185	916	317	-	1,418
Total	$-	$-	$-	$-	$185	$2,737	$36,814	$141	$39,877
Current period gross writeoff	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$6,379	$116,935	$107,229	$57,713	$59,064	$123,857	$3,287	$-	$474,464
Special Mention (7)	-	76	-	-	1,165	2,141	149	-	3,531
Substandard (8)	-	1,216	92	240	-	5,021	-	-	6,569
Total	$6,379	$118,227	$107,321	$57,953	$60,229	$131,019	$3,436	$-	$484,564
Current period gross writeoff	-	-	-	-	-	(12)	-	-	(12)

Construction and land development
Pass (1-6)	$7,667	$52,259	$34,588	$1,023	$9,018	$634	$6,669	$-	$111,858
Special Mention (7)	-	-	2,391	2,059	-	-	-	-	4,450
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$7,667	$52,259	$36,979	$3,082	$9,018	$634	$6,669	$-	$116,308
Current period gross writeoff	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$6,388	$54,961	$81,790	$59,245	$15,334	$25,646	$180	$-	$243,544
Special Mention (7)	-	-	-	861	-	877	-	-	1,738
Substandard (8)	-	901	-	-	6,089	361	-	-	7,351
Total	$6,388	$55,862	$81,790	$60,106	$21,423	$26,884	$180	$-	$252,633
Current period gross writeoff	-	-	-	-	-	-	-	-	-

Commercial business
Pass (1-6)	$6,488	$20,333	$8,189	$7,261	$6,871	$15,140	$32,796	$-	$97,078
Special Mention (7)	-	-	70	-	145	469	250	-	934
Substandard (8)	-	-	227	416	5	1,992	-	-	2,640
Total	$6,488	$20,333	$8,486	$7,677	$7,021	$17,601	$33,046	$-	$100,652
Current period gross writeoff	-	-	-	(75)	-	-	-	-	(75)

Consumer
Pass (1-6)	$94	$132	$175	$18	$31	$273	$-	$-	$723
Total	$94	$132	$175	$18	$31	$273	$-	$-	$723
Current period gross writeoff	(19)	-	-	-	-	-	-	-	(19)

Manufactured homes
Pass (1-6)	$-	$1,994	$13,840	$9,965	$6,056	$2,172	$-	$-	$34,027
Total	$-	$1,994	$13,840	$9,965	$6,056	$2,172	$-	$-	$34,027
Current period gross writeoff	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$1,890	$2,000	$1,522	$-	$-	$5,234	$-	$-	$10,646
Total	$1,890	$2,000	$1,522	$-	$-	$5,234	$-	$-	$10,646
Current period gross writeoff	-	-	-	-	-	-	-	-	-

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

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at March 31, 2023, that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$600	$-	$-	$-	0.13%
Total	$600	$-	$-	$-	0.04%

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Bancorp closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the three months ended March 31, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$224	$-	$-	$376
Total	$224	$-	$-	$376

The borrowers with payment delays have had principal and interest payments deferred to the contractual maturity of their loans.

Upon the Bancorp’s determination that a modified loan has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02

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

Acquired Loan Purchase Discounts

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $5.8 million at March 31, 2023, compared to $5.5 million at December 31, 2022.

Accretable yield, or income recorded for the three months ended March 31, is as follows:

(dollars in thousands)	Total
2022	$107
2023	167

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
Remainder 2023	537
2024	744
2025	661
2026	462
2027 and thereafter	3,352
Total	$5,756

AllowanceforCreditLosses

The allowance for credit losses is established for current expected credit losses on the Bancorp’s loan and lease portfolios utilizing guidance in Accounting Standards Codification (ASC) Topic 326. The Bancorp adopted ASU 2016-13 on January 1, 2023. Therefore, March 31, 2022, provision for credit losses and other allowance for loan and lease loss disclosures for the three months ended March 31, 2022, were calculated under the incurred loss method.

The determination of the allowance requires significant judgment to estimate credit losses measured on a collective pool basis when similar risk characteristics exist, and for loans evaluated individually. In determining the allowance, the Bancorp estimates expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate. The allowance estimate considers relevant available information, from internal and external sources relating to the historical loss experience, current conditions, and reasonable and supportable forecasts for the Bancorp’s outstanding loan and lease balances. The allowance is an estimation that reflects management’s evaluation of expected losses related to the Bancorp’s financial assets measured at amortized cost. To ensure that the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance.

The Bancorp categorizes the loan portfolios into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD). In creating the CECL model, the Bancorp has established a two-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Bancorp elected to use peer data for a more reasonable calculation. The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended March 31, 2023 and 2022.

(Dollars in thousands)	Beginning Balance	Adoption of ASC 326	PCD Gross-up	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended March 31, 2023:

Allowance for credit losses:
Residential real estate	$3,021	$1,688	$31	$-	$52	$(228)	$4,564
Home equity	410	99	533	-	-	105	1,147
Commercial real estate	5,784	1,003	443	(12)	-	(99)	7,119
Construction and land development	1,253	1,735	-	-	-	241	3,229
Multifamily	1,007	141	-	-	-	(89)	1,059
Commercial business	1,365	320	5	(75)	47	433	2,095
Consumer	57	5	17	(19)	3	1	64
Manufactured homes	-	112	-	-	-	104	216
Government	-	55	-	-	-	20	75
Total	$12,897	$5,158	$1,029	$(106)	$102	$488	$19,568

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended March 31, 2022:

Allowance for loan losses:
Residential real estate	$2,480	$-	$21	$(8)	$2,493
Home equity	357	-	-	(3)	354
Commercial real estate	5,515	-	-	15	5,530
Construction and land development	2,119	-	-	16	2,135
Multifamily	848	-	-	41	889
Commercial business	2,009	-	31	(99)	1,941
Consumer	15	(10)	2	38	45
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-
Total	$13,343	$(10)	$54	$-	$13,387

A collateral dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with the loan, the Bancorp considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. However, as other sources of repayment become inadequate over time, the significance of the collateral's value increases and the loan may become collateral dependent.

The table below presents the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses.

	March 31, 2023
(dollars in thousands)	Real Estate	Accounts Receivable	Other	Total	ACL Allocation
Commercial and Industrial	$57	$3,231	$388	$3,676	$645
Commercial Real Estate	5,185	-	-	5,185	422
Multifamily	7,418	-	-	7,418	-
Total	$12,660	$3,231	$388	$16,279	$1,067

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $4.5 million and $4.6 million as of March 31, 2023, and December 31, 2022, respectively, and is included in net deferred loan origination cost.

The following table presents non–accrual loans, loans past due over 90 days still on accrual by class of loans:

As of March 31, 2023	Nonaccrual with No Allowance for Credit Loss	Nonaccrual	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,323	$3,805	$488
Home equity	-	1,373	65
Commercial real estate	2,841	141	-
Construction and land development	-	-	-
Multifamily	7,350	-	-
Commercial business	57	2,583	-
Consumer	-	-	-
Manufactured homes	-	-	324
Government	-	-	-
Total	$11,571	$7,902	$877

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2022:

Residential real estate	$24	$2,997	$484,595	$1,518	$988	$482,089
Home equity	3	407	38,978	294	125	38,559
Commercial real estate	13	5,771	486,431	2,392	2,935	481,104
Construction and land development	-	1,253	108,926	-	-	108,926
Multifamily	-	1,007	251,014	6,739	382	243,893
Commercial business	297	1,068	93,278	1,758	953	90,567
Consumer	-	57	918	-	17	901
Manufactured homes	-	-	34,882	-	-	34,882
Government	-	-	9,549	-	-	9,549
Total	$337	$12,560	$1,508,571	$12,701	$5,400	$1,490,470

The Bancorp's individually evaluated impaired loans are summarized below:

(Dollars in thousands)				For the three months ended,
(unaudited)	As of December 31, 2022			March 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,255	$3,711	$-	$2,629	$30
Home equity	399	416	-	255	7
Commercial real estate	5,314	5,406	-	2,188	10
Construction and land development	-	-	-	460	-
Multifamily	7,121	7,163	-	2,036	-
Commercial business	2,278	2,392	-	1,226	15
Consumer	17	17	-	11	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$251	$276	$24	$87	$3
Home equity	20	20	3	22	1
Commercial real estate	13	14	13	843	-
Construction and land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Commercial business	433	561	297	354	16
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,506	$3,987	$24	$2,716	$33
Home equity	$419	$436	$3	$277	$8
Commercial real estate	$5,327	$5,420	$13	$3,031	$10
Construction & land development	$-	$-	$-	$460	$-
Multifamily	$7,121	$7,163	$-	$2,036	$-
Commercial business	$2,711	$2,953	$297	$1,580	$31
Consumer	$17	$17	$-	$11	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

Accrued interest receivable on loans totaled $5.3 million and is excluded from the estimate of credit losses. The Bancorp made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

Liability for Credit Losses on Unfunded Loan Commitments

The liability for credit losses inherent in unfunded loan commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheet. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

Three months ended,
March 31,
(Dollars in thousands)	2023
Balance, beginning of period	$-
Adoption of ASC 326	3,108
Provision (recovery of provision)	-
Balance, end of period	$3,108

Note 8 – Intangibles and Acquisition Related Accounting

(Dollars in thousands)	2023	2022
Goodwill balance January 1,	$22,395	$11,109
Goodwill acquired - Royal Financial	-	11,286
Goodwill balance March 31,	$22,395	$22,395

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

In addition to goodwill, a core deposit intangible was established with the acquisition of RYFL and from previous acquisitions. The Bancorp had core deposit intangible balances of $4.4 million and $4.8 million as of March 31, 2023, and December 31, 2022, respectively. The table below summarizes the annual amortization:

The amortization recorded for the three months ended March 31, is as follows:

(dollars in thousands)	Total
2022	$347
2023	$391

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	Total
Remainder of 2023	1,130
2024	1,411
2025	688
2026	360
2027	294
Thereafter	519
Total	$4,402

For the RYFL acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $1.0 million. Approximately $72 thousand and $129 thousand of amortization was taken as income during the three months ended March 31, 2023 and 2022, respectively. It is estimated amortization to be recorded in future periods is as follows: $144 thousand for the remainder of 2023, $124 thousand in 2024, $72 thousand in 2025, and $55 thousand thereafter.

Note 9 – Deposits

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022

Checking	$693,294	$755,377
Savings	365,176	402,365
Money market	276,236	254,157
Certificates of deposit	471,404	363,118
Total deposits	$1,806,110	$1,775,017

The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $80.7 million at March 31, 2023 and $93.6 million at December 31, 2022.

Note 10 - Concentrations of Credit Risk

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

Note 11 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2023, and 2022, are as follows:

	Three months ended
(dollars in thousands except per share data)	March 31,
	2023	2022
Basic earnings per common share:
Net income as reported	$2,240	$2,135
Weighted average common shares outstanding	4,342,386	4,020,815
Basic earnings per common share	$0.52	$0.53

Diluted earnings per common share:
Net income as reported	$2,240	$2,135
Weighted average common shares outstanding	4,342,386	4,020,815
Add: Dilutive effect of unvested restricted stock awards	11,487	-
Weighted average common and dilutive potential common shares outstanding	4,353,873	4,020,815
Diluted earnings per common share	$0.51	$0.53

Note 12- Stock Based Compensation

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended March 31, 2023, stock based compensation expense of $307 thousand was recorded, compared to $169 thousand for the three months ended March 31, 2022. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $1.3 million through 2026 with an weighted average life of 1.7 years.

Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the three months ended March 31, 2023, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	55,833	$43.87
Granted	8,492	36.73
Vested	(13,754)	44.32
Forfeited	(1,370)	42.01
Non-vested at March 31, 2023	49,201	$42.56

Note 13 – Derivative Financial Instruments

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

The following table shows the amounts of non-hedging derivative financial instruments:

March 31, 2023
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$7,440	Other liabilties	$7,440
Interest rate lock commitments	Other assets	95	N/A	-
Total		$7,535		$7,440

December 31, 2022
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$8,972	Other liabilties	$8,972
Interest rate lock commitments	Other assets	38	N/A	-
Total		$9,010		$8,972

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Three Months Ended
(Dollars in thousands)	Statement of Income Classification	2023	2022
Interest rate swap contracts	Fees and service charges	$(30)	$-
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	57	25
Total		$27	$25

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2023
Interest rate swap contracts	$7,440	$-	$7,440	$-	$-	$7,440
Interest rate lock commitments	95	-	95	-	-	95
Total	$7,535	$-	$7,535	$-	$-	$7,535

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2022
Interest rate swap contracts	$8,972	$-	$8,972	$-	$-	$8,972
Interest rate lock commitments	38	-	38	-	-	38
Total	$9,010	$-	$9,010	$-	$-	$9,010

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2023
Interest rate swap contracts	$7,440	$-	$7,440	$-	$3,930	$3,510
Total	$7,440	$-	$7,440	$-	$3,930	$3,510

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2022
Interest rate swap contracts	$8,972	$-	$8,972	$-	$3,930	$5,042
Total	$8,972	$-	$8,972	$-	$3,930	$5,042

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2023. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2023 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$7,440	$-	$7,440	$-
Interest rate lock commitments	95	-	95	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,742	-	7,742	-
U.S. treasury securities	389	-	389	-
Collateralized mortgage obligations and residential mortgage-backed securities	133,309	-	133,309	-
Municipal securities	235,444	-	235,444	-
Collateralized debt obligations	1,017	-	-	1,017
Total securities available-for-sale	$377,901	$-	$376,884	$1,017

Liabilities:
Interest rate swap contracts	$7,440	$-	$7,440	$-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2022 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$8,972	$-	$8,972	$-
Interest rate lock commitments	38	-	38	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,625	-	7,625	-
U.S. treasury securities	389	-	389	-
Collateralized mortgage obligations and residential mortgage-backed securities	134,116	-	134,116	-
Municipal securities	227,718	-	227,718	-
Collateralized debt obligations	1,048	-	-	1,048
Total securities available-for-sale	$370,896	$-	$369,848	$1,048

Liabilities:
Interest rate swap contracts	$8,972	$-	$8,972	$-

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2022	$992
Principal payments	-
Total unrealized losses, included in other comprehensive income	(20)
Ending balance, March 31, 2022	$972

Beginning balance, January 1, 2023	$1,048
Principal payments	-
Total unrealized losses, included in other comprehensive loss	(31)
Ending balance, March 31, 2023	$1,017

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2023 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$2,645	$-	$-	$2,645

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2022 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,620	$-	$-	$2,620

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

	March 31, 2023		Estimated Fair Value Measurements at March 31, 2023 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$54,781	$54,781	$54,781	$-	$-
Certificates of deposit in other financial institutions	2,452	2,398	-	2,398	-
Loans held-for-sale	1,672	1,699	-	1,699	-
Loans receivable, net	1,501,521	1,457,318	-	-	1,457,318
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,717	7,717	-	7,717	-

Financial liabilities:
Non-interest bearing deposits	330,057	330,057	330,057	-	-
Interest bearing deposits	1,476,053	1,477,268	1,004,649	472,619	-
Repurchase agreements	28,423	28,385	21,445	6,940	-
Borrowed funds	100,000	100,000	-	100,000	-
Accrued interest payable	399	399	-	399	-

	December 31, 2022		Estimated Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,282	$31,282	$31,282	$-	$-
Certificates of deposit in other financial institutions	2,456	2,404	-	2,404	-
Loans held-for-sale	1,543	1,555	-	1,555	-
Loans receivable, net	1,500,734	1,437,496	-	-	1,437,496
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,421	7,421	-	7,421	-

Financial liabilities:
Non-interest bearing deposits	359,092	359,092	359,092	-	-
Interest bearing deposits	1,415,925	1,414,738	1,052,807	361,931	-
Repurchase agreements	15,503	15,361	7,975	7,386	-
Borrowed funds	120,000	119,689	-	119,689	-
Accrued interest payable	336	336	-	336	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended March 31, 2023 and December 31, 2022:

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

Note 15 - Borrowings

At March 31, 2023, and December 31, 2022, borrowed funds are summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2023	2022
Fixed rate advances from the BTFP with outstanding rates of 4.38% as of March 31, 2023	$100,000	$-
Fixed rate advances from the FHLB with outstanding rates of 4.30% as of December 31, 2022	$-	$120,000
Total	$100,000	$120,000

At March 31, 2023, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2024	100,000
Total	$100,000

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (the “BTFP”). The BTFP offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par for purposes of the collateral pledge under the BTFP. During the first quarter of 2023, the Bancorp participated in the BTFP by accessing $100 million of low-cost capital under the program and pledging as collateral securities with a market value of $177.7 million and par value of $224.0 million. The Bancorp’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. The Bancorp has available liquidity of $918 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources. In addition to the BTFP, the Bancorp maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp did not have a balance on the line of credit at March 31, 2023 or December 31, 2022. The Bancorp did not have other borrowings at March 31, 2023, or as of December 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2023, as compared to December 31, 2022, and the results of operations for the three months ending March 31, 2023, and March 31, 2022. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

At March 31, 2023, the Bancorp had total assets of $2.1 billion, loans receivable, net of deferred fees and costs, of $1.5 billion and total deposits of $1.8 billion. Stockholders' equity totaled $140.0 million or 6.7% of total assets, with a book value per share of $32.47. Net income for the three months ended March 31, 2023, was $2.2 million, or $0.51 earnings per common diluted share. For the three months ended March 31, 2023, the return on average assets (ROA) was 0.43%, while the return on average stockholders’ equity (ROE) was 6.42%.

Recent Developments within the Banking Industry

During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses, and eroding consumer confidence in the banking system. In this regard, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation (FDIC). In addition, on May 1, 2023, the FDIC was appointed as receiver for First Republic Bank, and on that same date JPMorgan Chase acquired the substantial majority of the assets and assumed the deposits and certain other liabilities of First Republic Bank from the FDIC receivership. These bank failures were driven principally by rapid withdrawals by depositors with large uninsured balances held at these institutions and losses incurred by these banks in liquidating their bond portfolios to provide liquidity to fund these deposit outflows. The FDIC determined that Silicon Valley Bank and Signature Bank were systemically important and fully guaranteed their depositor balances above the $250,000 FDIC insurance limit. Given the sharp increase in market interest rates during 2022 and into 2023, most financial institutions’ bond portfolios have significant unrealized loss positions, which has moderated in the first quarter of 2023 with the slower pace of rate increases by the Federal Reserve and lower bond yields at the long end of the yield curve. These bank failures have created significant market disruption and uncertainty for those companies and individual customers who bank with those institutions and raised significant concerns regarding the stability of the banking system in the United States.

In response to these bank failures and the volatility in the banking industry, on March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (the “BTFP”). The BTFP offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par for purposes of the collateral pledge under the BTFP. The BTFP expires on March 11, 2024.

Despite these negative industry developments, the Bancorp’s liquidity position remains strong and its balance sheet remains strong and stable. The Bancorp’s total deposits as of March 31, 2023 increased by 1.8% as compared to December 31, 2022, while core deposits as of March 31, 2023 decreased by 5.5% as compared to December 31, 2022. As a result, the Bancorp experienced minimal deposit outflow in the first quarter. The Bancorp’s uninsured deposits represented 19% of total deposits at March 31, 2023 compared to 29% of total deposits at December 31, 2022. The Bancorp also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. In this regard, during the first quarter of 2023 the Bancorp participated in the BTFP by accessing $100 million of low-cost capital under the program. Furthermore, the Bancorp’s capital remains in excess of all required thresholds to be considered “well capitalized” under the FDIC’s risk-based capital guidelines, with common equity Tier 1 and total capital ratios of 10.00% and 11.00%, respectively, as of March 31, 2023.

Recent Developments - Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of expected credit losses over the expected contractual life of our existing loan portfolio and the establishment of an allowance that is sufficient to absorb those losses. As of January 1, 2023, we adopted ASU2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as current expected credit losses (CECL). Determining the appropriateness of the allowance is complex and requires judgement by management about the effect of matters that are inherently uncertain. In determining an appropriate allowance, management makes numerous judgments, assumptions, and estimates which are inherently subjective, as they require material estimates that may be susceptible to significant change. These estimates are derived based on continuous review of the loan portfolio, assessments of client performance, movement through delinquency stages, probability of default, losses given default, collateral values, and disposition, as well as expected cash flows, economic forecasts, and qualitative factors, such as changes in current economic conditions. As stated in Note 3 to our unaudited condensed consolidated financial statements set forth herein, we segment our loan portfolios based on similar risk characteristics for collective evaluation using a non-discounted cash flow approach to estimate expected losses. We use a PD/LGD (probability of default/loss given default) model which aligns well with our internal risk rating system. Actual losses may differ from estimated amounts due to model inefficiencies or management’s inability to adequately determine appropriate model adjustment factors. The new accounting standard further requires management to use forecasts about future economic conditions to determine the expected credit losses over the remaining life of the asset. Forecast adjustments are fundamentally difficult to establish and, in the current environment, due to uncertainty given the potential recession and political environment, the task is even more formidable. We use a two-year reasonable and supportable period across all loan segments to forecast economic conditions. We believe the two-year time horizon aligns with available industry guidance and various forecasting sources. In assessing the factors used to derive an appropriate allowance, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes but is new to the application of CECL. We have been diligent in our efforts to gain a thorough understanding of the accounting standard, and have reviewed our portfolios, loan segmentations, methodologies and models and believe we have made appropriate and prudent decisions. Nonetheless, if management’s underlying assumptions prove to be inaccurate, the allowance for loan losses would have to be adjusted. Our accounting policies related to the allowance for credit losses is disclosed in the section titled “Critical Accounting Policies” under the heading “Allowance for Credit Losses.”

Financial Condition

General

During the three months ended March 31, 2023, total assets increased by $28.3 million (1.4%), with interest-earning assets increasing by $24.3 million (1.3%). At March 31, 2023, interest-earning assets totaled $1.93 billion compared to $1.91 billion at December 31, 2022. Earning assets represented 92.0% of total assets at March 31, 2023 and 92.1% of total assets at December 31, 2022.

Loan Portfolio

Net loans receivable totaled $1.52 billion at March 31, 2023, compared to $1.51 billion at December 31, 2022. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	March 31,		December 31,
(Dollars in thousands)	2023		2022
	Balance	% Loans	Balance	% Loans

Residential real estate	$476,899	31.5%	$484,595	32.1%
Home equity	39,877	2.6%	38,978	2.6%
Commercial real estate	484,564	32.0%	486,431	32.2%
Construction and land development	116,308	7.7%	108,926	7.2%
Multifamily	252,633	16.7%	251,014	16.6%
Consumer	723	0.0%	918	0.1%
Manufactured Homes	34,027	2.2%	34,882	2.3%
Commercial business	100,652	6.6%	93,278	6.2%
Government	10,646	0.7%	9,549	0.7%
Loans receivable	1,516,329	100.0%	1,508,571	100.0%
Plus
Net deferred loans origination costs	4,829		5,083
Undisbursed loan funds	(69)		(23)
Loans receivable, net of deferred fees and costs	$1,521,089		$1,513,631

Adjustable rate loans / loans receivable	$712,212	47.0%	$698,842	46.3%

	March 31,	December 31,
	2023	2022

Loans receivable to total assets	72.5%	73.1%
Loans receivable to earning assets	78.8%	79.4%
Loans receivable to total deposits	84.2%	85.3%

Our total commercial real estate portfolio (which is comprised of loans secured by office space, medical office space, and mixed-use retail/office space) totaled $484.6 million as of March 31, 2023, compared to $486.4 million as of December 31, 2022.  Given prevailing market conditions such as rising interest rates, reduced occupancy as a result of the increase in hybrid work arrangements, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality.

The following table sets forth certain information at March 31, 2023, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$7,100	$23,651	$102,524	$343,624	$476,899
Home equity	17,174	161	3,009	19,533	39,877
Commercial real estate	21,634	113,988	348,266	676	484,564
Construction and land development	33,892	35,307	25,567	21,542	116,308
Multifamily	18,100	101,226	131,606	1,701	252,633
Consumer	108	544	71	-	723
Manufactured Homes	-	50	9,468	24,509	34,027
Commercial business	36,096	42,545	21,511	500	100,652
Government	2,265	4,179	4,202	-	10,646
Total loans receivable	$136,369	$321,651	$646,224	$412,085	$1,516,329

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the three months ended March 31, 2023, the Bancorp originated $8.9 million in new fixed rate mortgage loans for sale, compared to $15.7 million during the three months ended March 31, 2022. Net gains realized from the mortgage loan sales totaled $263 thousand for the three months ended March 31, 2023, compared to $595 thousand for the three months ended March 31, 2022. The decrease in net gains realized from mortgage loan sales for the three months ended March 31, 2023, compared to the prior year period is primarily due to lower demand for fixed rate mortgage loans as a result of increases in mortgage rates, which in-turn has resulted in a slowing in the sale of these mortgage loans. At March 31, 2023, the Bancorp had $1.7 million in loans that were classified as held for sale, compared to $1.5 million at December 31, 2022.

Asset Quality

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At March 31, 2023, non-performing loans that remained accruing and more than 90 days past due include two residential real estate loans totaling $489 thousand, two home equity loans totaling $65 thousand, and one consumer manufactured loan totaling $324 thousand. The Bancorp will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2023	December 31, 2022
Residential real estate	$5,617	$5,513
Home equity	1,438	594
Commercial real estate	2,982	3,242
Construction and land development	-	-
Multifamily	7,350	7,064
Commercial business	2,640	1,881
Consumer	-	-
Manufactured homes	-	82
Government	-	-
Total	$20,027	$18,376
Nonperforming loans to total loans	1.32%	1.21%
Nonperforming loans to total assets	0.97%	0.89%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2023 or December 31, 2022.

The Bancorp's substandard loans are summarized below:
(Dollars in thousands)
Loan Segment	March 31, 2023	December 31, 2022
Residential real estate	$6,125	$6,035
Home equity	1,418	612
Commercial real estate	6,569	7,421
Construction and land development	-	-
Multifamily	7,351	7,064
Commercial business	2,640	1,881
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$24,103	$23,013

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:
(Dollars in thousands)
Loan Segment	March 31, 2023	December 31, 2022
Residential real estate	$746	$1,338
Home equity	412	385
Commercial real estate	3,531	4,955
Construction and land development	4,450	2,346
Multifamily	1,738	1,859
Commercial business	934	703
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$11,811	$11,586

At March 31, 2023, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or non-accrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

The allowance for credit losses (ACL) is a valuation allowance for probable incurred credit losses, increased by the provision for credit losses, and decreased by charge-offs net of recoveries. A loan is charged‑off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. The determination of the amounts of the ACL and provisions for credit losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability as of the reporting date. The appropriateness of the current period provision and the overall adequacy of the ACL are determined through a disciplined and consistently applied quarterly process that reviews the Bancorp’s current credit risk within the loan portfolio and identifies the required allowance for loan losses given the current risk estimates.

The Bancorp's provision for credit losses for the three months ended are summarized below:
(Dollars in thousands)

Loan Segment	March 31, 2023
Residential real estate	$(228)
Home equity	105
Commercial real estate	(99)
Construction and land development	241
Multifamily	(89)
Commercial business	433
Consumer	1
Manufactured homes	104
Government	20
Total	$488

The Bancorp's provision for loan losses for the months ended are summarized below:
Loan Segment	March 31, 2022
Residential real estate	$(8)
Home equity	(3)
Commercial real estate	15
Construction and land development	16
Multifamily	41
Farmland	-
Commercial business	(99)
Consumer	38
Manufactured homes	-
Government	-
Total	$-

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	As of the three months ended March 31, 2023
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$52	$52
Home equity	-	-	-
Commercial real estate	(12)	-	(12)
Construction and land development	-	-	-
Multifamily	-	-	-
Commercial business	(75)	47	(28)
Consumer	(19)	3	(16)
Manufactured homes	-	-
Government	-	-	-
Total	$(106)	$102	$(4)

(Dollars in thousands)	(unaudited)
As of the three months ended March 31, 2022
Loan Segment	Charge-off	Recoveries	Net Recoveries
Residential real estate	$-	$21	$21
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	31	31
Consumer	(10)	2	(8)
Manufactured homes	-	-
Government	-	-	-
Total	$(10)	$54	$44

The ACL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions. In determining the provision for loan losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	3/31/2023	12/31/2022

Allowance for credit losses	$19,568	$12,897
Total loans	$1,521,089	$1,513,631
Non-performing loans	$20,027	$18,376
ACL-to-total loans	1.29%	0.85%
ACL-to-non-performing loans (coverage ratio)	97.7%	70.2%

Investment Portfolio

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $377.9 million at March 31, 2023, compared to $370.9 million at December 31, 2022, an increase of $7.0 million (1.9%). The increase is attributable to decreased unrealized losses within the portfolio. Management continues to actively monitor the securities portfolio and does not currently anticipate the need to realize losses from the securities portfolio, and it is unlikely the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. At March 31, 2023, the securities portfolio represented 19.6% of interest-earning assets and 18.0% of total assets compared to 19.5% of interest-earning assets and 17.9% of total assets at December 31, 2022.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,		December 31,
(Dollars in thousands)	2023		2022
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$7,742	2.0%	$7,625	2.1%
U.S. treasury securities	389	0.1%	389	0.1%
Collateralized mortgage obligations and residential mortgage-backed securities	133,309	35.3%	134,116	36.2%
Municipal securities	235,444	62.3%	227,718	61.3%
Collateralized debt obligations	1,017	0.3%	1,048	0.3%
Total securities available-for-sale	$377,901	100.0%	$370,896	100.0%

	March 31,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$20,342	$11,210	$9,132	81.5%
Fed funds sold	654	107	547	511.2%
Certificates of deposit in other financial institutions	2,452	2,456	(4)	-0.2%
Federal Home Loan Bank stock	6,547	6,547	-	0.0%

The net increase in interest bearing deposits in other financial institutions and fed funds sold is the result of the timing of cash flows and an increase in deposits.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and collateralized debt obligations at March 31, 2023, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	0.00%	$5,184	1.01%	$2,558	1.00%	$-	0.00%	$7,742
AFS
U.S. treasury securities:
AFS	-	0.00%	389	2.38%	-	0.00%	-	0.00%	389
Municipal Securities:
AFS	795	3.92%	790	3.93%	15,989	3.25%	217,870	2.73%	235,444
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,017	5.61%	1,017

Totals	$795	3.92%	$6,363	1.46%	$18,547	2.94%	$218,887	2.74%	$244,592

Deposits

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change
	Balance	Balance	$	%

Checking	$693,294	$755,377	$(62,083)	-8.2%
Savings	365,176	402,365	(37,189)	-9.2%
Money market	276,236	254,157	22,079	8.7%
Certificates of deposit	471,404	363,118	108,286	29.8%
Total deposits	$1,806,110	$1,775,017	$31,093	1.8%

Total deposits increased $31.1 million to $1.81 billion at March 31, 2023 compared to $1.78 billion at December 31, 2022. The increase in total deposits was mainly attributable to an increase in certificates of deposit of $108.3 million and an increase in money market deposit account balances of $22.1 million, driven by consumer preferences to reprice cash holdings into higher yielding deposit products, partially offset by decreases in checking and savings account deposit balances. The Bancorp experienced little change in its overall deposit balances, including core deposit balances, following the recent high profile bank failures and banking system disruption in March and April 2023. Our core deposits, which we define as our checking, savings, and money market accounts, represented 74% of our total deposits as of March 31, 2023.

Non-interest checking account balances decreased $62.1 million during the first three months of 2023. Interest bearing savings account balances decreased $37.2 million in the first three months of 2023 as municipal and business customers deployed their excess cash balances, including stimulus funding. Money market account balances increased by $22.1 million during the first three months of 2023 due to consumer preferences to reprice cash holdings into higher yielding deposit products. Certificates of deposits increased by $108.3 million in the first three months of 2023 reflecting our increases in offered interest rates, particularly in the 7-11 month term. We believe our success in maintaining the balances of personal and business checking and savings accounts was primarily attributable to our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 18.3% of total deposits at March 31, 2023 and 20.2% of total deposits at December 31, 2022. In recent years, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types. We have begun to see some of these balances move to higher earning deposit types. Interest bearing demand accounts, including money market and savings accounts, comprised 55.6% of total deposits at March 31, 2023 and 59.3% at December 31, 2022. Time accounts as a percentage of total deposits were 26.1% at March 31, 2023 and 20.5% at December 31, 2022.

The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated in thousands (000’s).

	March 31, 2023		December 31, 2022
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$348,037	-	$377,408	-
Interest bearing demand deposits	373,744	0.90	374,815	0.36
MMDA accounts	262,785	2.00	286,155	0.37
Savings accounts	384,337	0.05	416,898	0.05
Certificates of deposit	408,910	1.83	368,322	0.26
Total deposits	$1,777,813	0.92	$1,823,598	0.20

As of March 31, 2023, and December 31, 2022, approximately $339.5 million or 18.8% of total deposits, and $516.1 million or 29.1% of total deposits, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The increase in overall deposits is the result of customer demand for high yielding products such as MMDA and certificate of deposit accounts.

Borrowed Funds

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	March 31,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change
	Balance	Balance	$	%

Repurchase agreements	$28,423	$15,503	$12,920	83.3%
Borrowed funds	100,000	120,000	(20,000)	-16.7%
Total borrowed funds	$128,423	$135,503	$(7,080)	-5.2%

The increase in repurchase agreements is attributable to normal account fluctuations within that product line. The decrease in borrowed funds is attributable to the payoff of $120 million in fixed rate advances from the FHLB during the three months ended March 31, 2023, offset by $100 million in fixed rate advances under the BTFP during the quarter.

Other assets totaled $47.4 million at March 31, 2023, compared to $50.1 million at December 31, 2022. The decrease in other assets is primarily related to decreased deferred tax assets as result of decreased unrealized losses within the securities portfolio, along with decreased fair value of the Bancorp’s interest rate swap contract derivative. Other liabilities totaled $24.3 million at March 31, 2023, compared to $23.4 million at December 31, 2022. The increase in other liabilities is primarily the result of the implementation of ASC 326 and the related establishment of the unfunded commitment liability, offset against the decreased fair value of the Bancorp’s interest rate swap contract derivative.

Market Risk and Interest Rate Sensitivity

General

Market risk represents the risk of loss due to changes in market values of assets and liabilities.  The Bancorp incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads.  As of March 31, 2023, the Bancorp has identified interest rate risk as our primary source of market risk.

Interest Rate Risk

Interest rate risk is the risk to earnings and value arising from changes in market interest rates.  Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

The Bancorp’s board of directors establishes broad policy limits with respect to interest rate risk.  As part of this policy, the asset liability committee, or ALCO, establishes specific operating guidelines within the parameters of the board of director’s policies.  In general, the ALCO focuses on ensuring a stable and steadily increasing flow of net interest income through managing the size and mix of the balance sheet.  The management of interest rate risk is an active process which encompasses monitoring loan and deposit flows complemented by investment and funding activities.  Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.

An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding our net interest margin.  Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin.

Interest rate risk measurement is calculated and reported to the ALCO at least quarterly.  The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

Evaluation of Interest Rate Risk

We use income simulations, an analysis of core funding utilization, and economic value of equity (EVE) simulations as our primary tools in measuring and managing interest rate risk.  These tools are utilized to quantify the potential earnings impact of changing interest rates over a 12-month simulation horizon (income simulations) as well as identify expected earnings trends given longer term rate cycles (long term simulations, core funding utilizations, and EVE simulation).  A standard gap report and funding matrix will also be utilized to provide supporting detailed information on the expected timing of cashflow and repricing opportunities.

There are an infinite number of potential interest rate scenarios, each of which can be accompanied by differing economic, political, and regulatory climates; can generate multiple differing behavior patterns by markets, borrowers, depositors, and other market participants; and can last for varying degrees of time. Therefore, by definition, interest rate risk sensitivity cannot be predicted with certainty.  Accordingly, the Bancorp’s interest rate risk measurement philosophy focuses on maintaining an appropriate balance between theoretical and practical scenarios; especially given the primary objective of the Bancorp’s overall asset/liability management process is to facilitate meaningful strategy development and implementation.

Therefore, we model a set of interest rate scenarios capturing the financial effects of a range of plausible rate scenarios, the collective impact of which will enable the Bancorp to clearly understand the nature and extent of its sensitivity to interest rate changes.  Doing so necessitates an assessment of rate changes over varying time horizons and of varying/sufficient degrees such that the impact of embedded options within the balance sheet are sufficiently examined.

We utilize a simulation model as our primary tool to assess the direction and magnitude of variations in net interest income and EVE resulting from potential changes in market interest rates.  Key assumptions in the model, which we believe are reasonable but which may have a significant impact on results, include: (i) the timing of changes in interest rates; (ii) shifts or rotations in the yield curve; (iii) re-pricing characteristics for market-rate-sensitive instruments; (iv) varying loan prepayment speeds for different interest rate scenarios; and (v) the overall growth and mix of assets and liabilities.

We forecast the next twelve months of net interest income under an assumed environment of gradual changes in market interest rates under various scenarios.  The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates.  The simulation also measures the change in EVE, or the net present value of our assets and liabilities, under an immediate shift, or shock, in interest rates under various scenarios, as calculated by discounting the estimated future cash flows using market-based discount rates.

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2023 (dollars in thousands):

Interest Rate Scenario	EVE ($)	Percent Change (%)	Net interest income ($)	Percent Change (%)
+200 Bps	284,557	-12.5%	65,196	6.6%
+100 Bps	309,124	-5.0%	63,416	3.7%
No Change	325,276	0.0%	61,159	0.0%
-100 Bps	333,274	2.5%	58,204	-4.8%
-200 Bps	331,038	1.8%	54,644	-10.7%

If interest rates were to increase, this analysis suggests that we are positioned for an improvement in net interest income over the next twelve months.  If interest rates were to decrease, this analysis suggests we would experience a reduction in net interest income over the next twelve months.

We also forecast the impact of immediate and parallel interest rate shocks on net interest income under various scenarios to measure the sensitivity of our earnings under extreme conditions.

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including: the growth, composition and absolute levels of loans, deposits, and other earning assets and interest-bearing liabilities; economic and competitive conditions; potential changes in lending, investing and deposit gathering strategies; and client preferences.

Liquidity and Capital Resources

For the Bancorp, liquidity management refers to the ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, and pay dividends and operating expenses. Because profit and liquidity are often conflicting objectives, management attempts to maximize the Bank’s net interest margin by making adequate, but not excessive, liquidity provisions. Furthermore, we seek to manage funds so that future profits will not be significantly impacted as funding costs increase.  We seek to maintain diversified sources of liquidity that may be used during the ordinary course of business as well as on a contingency basis.

Our primary sources of liquidity are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities, and sales of securities, subject to market conditions.  While maturities and scheduled amortization of loans and securities are predictable sources of liquidity, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions, and competition.  Our most liquid assets are unencumbered cash and due from banks and securities classified as available for sale, which could be liquidated, subject to market conditions.  In the future, our liquidity position will be affected by the level of customer deposits and payments, as well as acquisitions, dividends, and share repurchases in which we may engage.  For the next twelve months, we believe that our existing cash resources will be sufficient to meet the liquidity and capital requirements of our operations.

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

Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices.  We have the ability to borrow from the FHLB.  At March 31, 2023, we had no outstanding advances and the ability to borrow up to $495.8 million from the FHLB.  We also have the ability to borrow from the Federal Reserve Bank of Chicago.  At March 31, 2023, we had a $100 million in collateralized advances from the Federal Reserve Bank of Chicago through the BTFP.  At March 31, 2023, cash and cash equivalents were $54.8 million and secured borrowing capacity at the Federal Reserve Bank and FHLB totaled $205.8 million, providing total liquidity sources of $701.6 million.  These liquidity sources provided 206.7% coverage of all customer uninsured deposits, which totaled $339.5, or 18.8% of total deposits, as of March 31, 2023.

The following tables shows the Bancorp’s sources of liquidity as of March 31, 2023 and December 31, 2022:

	Sources of Liquidity
	As of March 31, 2023		As of December 31, 2022
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$-	$495,769	$120,000	$391,150
Fed Discount Window	100,000	179,790	-	171,899
Fed Funds Lines	-	26,000	-	26,000
Total	$100,000	$701,559	$120,000	$589,049

During the three months ended March 31, 2023, cash and cash equivalents increased by $23.5 million compared to a $21.3 million increase for the three months ended March 31, 2022. The primary sources of cash and cash equivalents were change in other borrowings, sales of loans originated for sale, proceeds from the maturity and paydown of securities, and change in repurchase agreements. The primary uses of cash and cash equivalents were loan originations. Cash provided by operating activities totaled $4.0 million for the three months ended March 31, 2023, compared to cash provided of $722 thousand for the three month period ended March 31, 2022. Cash provided from operating activities was primarily a result of net income, sale of loans originated for sale, and change in other assets, offset by loans originated for sale and net change in accrued expenses and other liabilities. Cash used in investing activities totaled $3.0 million for the current period, compared to cash provided of $27.2 million for the three months ended March 31, 2022. Cash used in investing activities for the current three months was primarily related to net change in loans receivable, offset against the proceeds from the sales and maturities of securities. Cash provided from financing activities totaled $22.5 million during the current period compared to net cash used in financing activities of $6.6 million for the three months ended March 31, 2022. The net cash provided from financing activities was primarily the result of net change in deposits and change in other borrowed funds, offset against the repayment of FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $1.3 million for the three months ended March 31, 2023, and $1.1 million for the three months ended March 31, 2022.

At March 31, 2023, outstanding commitments to fund loans totaled $269.3 million. Approximately 53.7% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $14.0 million at March 31, 2023. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2023, stockholders' equity increased by $3.3 million (2.5%). During the three months ended March 31, 2023, stockholders’ equity was primarily increased by other comprehensive gains as the result of market value changes within the securities portfolio of $8.4 million and net income of $2.2 million, offset by the impact of adoption of ASU No. 2016-13 of $6.1 million and dividends declared of $1.3 million. On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first three months of 2023 or 2022. During 2023, 13,754 restricted stock shares vested under the Incentive Plan outlined in Note 11 of the financial statements, of which 4,188 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.

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

During the three months ended March 31, 2023, the Bancorp’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Bancorp currently holds pooled collateralized debt obligations with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $8.5 million of risk-based assets are generated by the collateralized debt obligations in the Bancorp’s and Bank’s total risk based capital calculation.

In addition, the following table shows that, at March 30, 2023, and December 31, 2022, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$162.3	10.0%	$73.1	4.5%	$105.6	6.5%
Tier 1 capital to risk-weighted assets	$162.3	10.0%	$97.5	6.0%	$130.0	8.0%
Total capital to risk-weighted assets	$178.0	11.0%	$130.0	8.0%	$162.5	10.0%
Tier 1 capital to adjusted average assets	$162.3	7.7%	$84.6	4.0%	$105.7	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$161.3	10.1%	$71.6	4.5%	$103.4	6.5%
Tier 1 capital to risk-weighted assets	$161.3	10.1%	$95.5	6.0%	$127.3	8.0%
Total capital to risk-weighted assets	$174.2	10.9%	$127.3	8.0%	$159.1	10.0%
Tier 1 capital to adjusted average assets	$161.3	7.7%	$84.3	4.0%	$105.4	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2023, without the need for qualifying for an exemption or prior DFI approval, is its 2023 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On February 24, 2023, the Board of Directors of the Bancorp declared a first quarter dividend of $0.31 per share. The Bancorp’s first quarter dividend was paid to shareholders on April 6, 2023.

Results of Operations - Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

For the three months ended March 31, 2023, the Bancorp reported net income of $2.2 million, compared to net income of $2.1 million for the three months ended March 31, 2022, an increase of $105 thousand (4.9%). For the three months ended March 31, 2023, the ROA was 0.43%, compared to 0.44 % for the three months ended March 31, 2022. The ROE was 6.42% for the three months ended March 31, 2023, compared to 5.01% for the three months ended March 31, 2022.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	March 31, 2023	March 31, 2022
Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$15,200	$183	4.82	$22,295	$8	0.14
Federal funds sold	836	8	3.83	8,015	-	-
Certificates of deposit in other financial institutions	2,455	16	2.61	1,725	3	0.70
Securities available-for-sale	373,548	2,234	2.39	510,119	2,575	2.02
Loans receivable	1,510,061	17,626	4.67	1,274,407	13,286	4.17
Federal Home Loan Bank stock	6,547	69	4.22	4,027	22	2.19
Total interest earning assets	1,908,647	$20,136	4.22	1,820,588	$15,894	3.49
Cash and non-interest bearing deposits in other financial institutions	15,821	20,183
Allowance for credit losses	(13,157)	(13,367)
Other noninterest bearing assets	155,944	127,943
Total assets	$2,067,255	$1,955,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,777,813	$4,087	0.92	$1,737,620	$337	0.08
Repurchase agreements	18,270	121	2.65	19,390	16	0.33
Borrowed funds	106,406	1,260	4.74	6,091	6	0.39
Total interest bearing liabilities	1,902,489	$5,468	1.15	1,763,101	$359	0.08
Other noninterest bearing liabilities	25,198	21,872
Total liabilities	1,927,687	1,784,973
Total stockholders' equity	139,568	170,374
Total liabilities and stockholders' equity	$2,067,255	$1,955,347

Return on average assets	0.43%	0.44%
Return on average equity	6.42%	5.01%
Net interest margin (average earning assets)	3.07%	3.41%
Net interest margin (average earning assets) - tax equivalent	3.23%	3.63%
Net intrest spread	3.07%	3.41%
Ratio of interest-earning assets to interest-bearing liabilities	1.00	x	1.03	x

Net interest income for the three months ended March 31, 2023, was $14.7 million, a decrease of $867 thousand (5.6%), compared to $15.5 million for the three months ended March 31, 2022. The weighted-average yield on interest-earning assets was 4.22% for the three months ended March 31, 2023, compared to 3.49% for the three months ended March 31, 2022. The weighted-average cost of funds for the three months ended March 31, 2023, was 1.15% compared to 0.08% for the three months ended March 31, 2022. The impact of the 4.22% return on interest-earning assets and the 1.15% cost of funds resulted in an interest rate spread and margin of 3.07% for the current quarter, a decrease from the 3.41% spread for the quarter ended March 31, 2022. On a tax adjusted basis, the Bancorp’s net interest margin was 3.23% for the three months ended March 31, 2023, compared to 3.63% for the three months ended March 31, 2022. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Three Months Ended,
(unaudited)	March 31, 2023	March 31, 2022
Calculation of tax adjusted net interest margin
Net interest income	$14,668	$15,535
Tax adjusted interest on securities and loans	756	966
Adjusted net interest income	15,424	16,501
Total average earning assets	1,908,647	1,820,588
Tax adjusted net interest margin	3.23%	3.63%

The decreased net interest income and net interest margin for the three months ended March 31, 2023, was primarily the result of higher cost of funds resulting from the higher rate environment year over year. We anticipate the compression seen in the first quarter of the year to continue, unless target rates decrease, and our interest-bearing liabilities are able to be repriced at those lower rates.

The following table shows the change in noninterest income for the three months ending March 31, 2023, and March 31, 2022.

(Dollars in thousands, except per share data)	Three Months Ended March 31,		3/31/2023	vs. 3/31/2022
(Unaudited)	2023	2022	$ Change	% Change
Noninterest income:
Fees and service charges	1,311	1,304	7	0.5%
Wealth management operations	614	607	7	1.2%
Gain on sale of loans held-for-sale, net	263	595	(332)	-55.8%
Increase in cash value of bank owned life insurance	179	252	(73)	-29.0%
Gain on sale of securities, net	-	381	(381)	-100.0%
Other	241	5	236	4720.0%

Total noninterest income	2,608	3,144	(536)	-17.0%

The decrease in gain on sale of loans, for the three-month period, is the result of lower consumer demand for fixed-rate mortgage products in the higher-rate environment. The decrease in gains on the sale of securities, for the three-month period, is a result of current market conditions. The increase in other noninterest income for the three-month period is the result of a branch sale.

The following table shows the change in noninterest expense for the three months ending March 31, 2023, and March 31, 2022.

(Dollars in thousands, except per share data)	Three Months Ended March 31,		3/31/2023	vs. 3/31/2022
(Unaudited)	2023	2022	$ Change	% Change
Noninterest expense:
Compensation and benefits	7,538	7,367	171	2.3%
Occupancy and equipment	1,690	1,500	190	12.7%
Data processing	973	3,054	(2,081)	-68.1%
Federal deposit insurance premiums	465	219	246	112.3%
Marketing	255	651	(396)	-60.8%
Other	3,306	3,478	(172)	-4.9%

Total noninterest expense	14,227	16,269	(2,042)	-12.6%

The increase in compensation and benefits, for the three months ended March 31, 2023, is primarily the result of management’s continued focus on talent management, and wage inflation. The increase in occupancy and equipment expense, for the three months ended March 31, 2023, is primarily related to higher operating costs. The decrease in data processing expense, for the three months ended March 31, 2023, is primarily the result of data conversion expenses incurred in the prior year related to the acquisition of RYFL. The increase in federal deposit insurance premiums, for the three-month periods, is primarily the result of growth of the Bank’s average assets. The decrease in marketing expenses, for the three-month period ended March 31, 2023, is the result of one-time expenses in the prior year relating to the RYFL acquisition. The decrease in other operating expenses for the three-month period ending March 31, 2023, is primarily the result of one-time expenses incurred in the prior year related to the acquisition of RYFL.

The provision for income taxes was $321 thousand for the three months ended March 31, 2023, as compared to $275 thousand for the three months ended March 31, 2022. The effective tax rate was 12.5% for the three months ended March 31, 2023, as compared to 11.4% for the three months ended March 31, 2022. The Bancorp’s higher current effective tax rate for the three months ended March 31, 2023, is a result of higher earnings relative to tax preferred income.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Bancorp’s Annual Report on Form 10–K for 2023 contain a summary of the Bancorp’s significant accounting policies. Certain of these policies are important to the portrayal of the Bancorp’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Due to the adoption of ASU 2016-13, the Bancorp’s critical accounting policy changed over the allowance for credit losses, please see the updated critical accounting policy below:

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of current expected credit losses over the life of the portfolio of loans and leases. Estimating credit losses requires judgment in determining loan specific attributes impacting the borrower’s ability to repay contractual obligations. Other factors such as economic forecasts used to determine a reasonable and supportable forecast, prepayment assumptions, the value of underlying collateral, and changes in size composition and risks within the portfolio are also considered. The allowance for credit losses is assessed at each balance sheet date and adjustments are recorded in the provision for credit losses. The allowance is estimated based on loan level characteristics using historical loss rates, a reasonable and supportable economic forecast. Loan losses are estimated using the fair value of collateral for collateral–dependent loans, or when the borrower is experiencing financial difficulty such that repayment of the loan is expected to be made through the operation or sale of the collateral. Loan balances considered uncollectible are charged–off against the ACL. Recoveries of amounts previously charged–off are credited to the ACL. Assets purchased with credit deterioration (“PCD”) assets represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance for credit losses on PCD assets is booked directly to the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for credit losses. Management believes that the ACL is adequate to absorb the expected life of loan credit losses on the portfolio of loans and leases as of the balance sheet date. Actual losses incurred may differ materially from our estimates.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, merger and acquisition activities, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2022 Form 10-K.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2023, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the three months ended March 31, 2023 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2023 – January 31, 2023	-	N/A	-	48,828
February 1, 2023 – February 28, 2023	-	N/A	-	48,828
March 1, 2023 – March 31, 2023	4,188	$37.45	-	48,828
	-	N/A	-	48,828

(1)

The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

(2)

The number of shares above includes shares of common stock reacquired from the Bancorp’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Bancorp’s 2015 Stock Option and Incentive Plan. For the three months ended March 31, 2023, 4,188 shares were reacquired at an average per share price of $37.45 pursuant to these tax withholding transactions.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2023, formatted in an Inline XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: May 15, 2023	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: May 15, 2023	/s/ Peymon S. Torabi
Peymon S. Torabi
Executive Vice President, Chief Financial
Officer and Treasurer