Form 10-Q
period 2023-06-30
Finward Bancorp
filed 2023-08-11
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2023 or

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

There were 4,303,766 shares of the registrant’s Common Stock, without par value, outstanding at August 11, 2023.

Finward Bancorp

Index

			Page Number

PART I.	Financial Information		1

	Item 1.	Unaudited Financial Statements and Notes	28

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

	Item 4.	Controls and Procedures	46

PART II.	Other Information		48

SIGNATURES			49

EXHIBITS
	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.1 Section 1350 Certifications
	101 XBRL Interactive Data File

Finward Bancorp

Consolidated Balance Sheet

	(unaudited)
	June 30,	December 31,
(Dollars in thousands)	2023	2022

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$23,210	$19,965
Interest bearing deposits in other financial institutions	89,706	11,210
Federal funds sold	2,757	107

Total cash and cash equivalents	115,673	31,282

Certificates of deposit in other financial institutions	-	2,456

Securities available-for-sale	368,136	370,896
Loans held-for-sale	1,832	1,543
Loans receivable, net of deferred fees and costs	1,534,161	1,513,631
Less: allowance for credit losses (1)	(19,507)	(12,897)
Net loans receivable	1,514,654	1,500,734
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,714	7,421
Premises and equipment	39,204	40,212
Cash value of bank owned life insurance	32,316	31,936
Goodwill	22,395	22,395
Other intangible assets	4,015	4,794
Other assets	48,732	50,123

Total assets	$2,161,218	$2,070,339

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$315,671	$359,092
Interest bearing	1,479,476	1,415,925
Total	1,795,147	1,775,017
Repurchase agreements	46,402	15,503
Borrowed funds	150,000	120,000
Accrued expenses and other liabilities	32,919	23,426

Total liabilities	2,024,468	1,933,946

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: June 30, 2023 - 4,303,766 December 31, 2022 - 4,298,401	-	-
Additional paid-in capital	69,384	69,032
Accumulated other comprehensive loss	(60,185)	(64,300)
Retained earnings	127,551	131,661

Total stockholders' equity	136,750	136,393

Total liabilities and stockholders' equity	$2,161,218	$2,070,339

See accompanying notes to consolidated financial statements.

(1) See note 3 regarding adoption of ASC 326

Finward Bancorp

Consolidated Statements of Income

(Dollars in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
(Unaudited)	2023	2022	2023	2022
Interest income:
Loans receivable	$18,694	$15,221	$36,320	$28,507
Securities	2,303	2,469	4,606	5,066
Other interest earning assets	616	50	823	61

Total interest income	21,613	17,740	41,749	33,634

Interest expense:
Deposits	6,105	389	10,192	726
Repurchase agreements	330	26	451	42
Borrowed funds	1,139	27	2,399	33

Total interest expense	7,574	442	13,042	801

Net interest income	14,039	17,298	28,707	32,833
Provision for credit losses (1)	514	-	1,002	-

Net interest income after provision for credit losses	13,525	17,298	27,705	32,833

Noninterest income:
Fees and service charges	1,832	1,560	3,143	2,864
Wealth management operations	626	588	1,240	1,183
Gain on sale of loans held-for-sale, net	274	291	537	898
Increase in cash value of bank owned life insurance	201	193	380	445
(Loss) gain on sale of foreclosed real estate	(15)	-	(15)	-
(Loss) gain on sale of securities, net	(48)	258	(48)	639
Other	136	6	377	11

Total noninterest income	3,006	2,896	5,614	6,040

Noninterest expense:
Compensation and benefits	7,098	7,538	14,636	14,905
Occupancy and equipment	1,636	1,729	3,326	3,229
Data processing	1,407	1,246	2,380	4,300
Federal deposit insurance premiums	572	380	1,037	599
Marketing	159	385	414	1,036
Other	3,123	3,898	6,429	7,376

Total noninterest expense	13,995	15,176	28,222	31,445

Income before income tax expenses	2,536	5,018	5,097	7,428
Income tax expenses	98	587	419	862

Net income	$2,438	$4,431	$4,678	$6,566

Earnings per common share:
Basic	$0.57	$1.04	$1.10	$1.60
Diluted	$0.57	$1.04	$1.10	$1.59

Dividends declared per common share	$0.31	$0.31	$0.62	$0.62

See accompanying notes to consolidated financial statements.

(1) See note 3 regarding adoption of ASC 326

Finward Bancorp

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$2,438	$4,431	$4,678	$6,566

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain (loss) arising during the period	(5,703)	(30,521)	5,354	(77,910)
Less: reclassification adjustment for losses (gains) included in net income	48	(258)	48	(639)
Net securities gain (loss) during the period	(5,655)	(30,779)	5,402	(78,549)
Tax effect	1,365	6,460	(1,287)	16,492
Other comprehensive income (loss), net of tax	(4,290)	(24,319)	4,115	(62,057)
Comprehensive income (loss), net of tax	$(1,852)	$(19,888)	$8,793	$(55,491)

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Changes in Stockholder's Equity

(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at March 31, 2022	$-	$68,386	$(33,462)	$122,713	$157,637

Net income	-	-	-	4,431	4,431
Other comprehensive loss, net of tax			(24,319)		(24,319)
Net surrender value of 113 restricted stock awards		(5)			(5)
Stock-based compensation expense	-	163	-	-	163
Other adjustments	-	79	-	-	79
Cash dividends, $0.31 per share	-	-	-	(1,332)	(1,332)

Balance at June 30, 2022	$-	$68,623	$(57,781)	$125,812	$136,654

Balance at January 1, 2022	$-	$30,430	$4,276	$121,909	$156,615

Net income	-	-	-	6,566	6,566
Other comprehensive loss, net of tax	-	-	(62,057)	-	(62,057)
Net surrender value of 2,449 restricted stock awards	-	(120)	-	-	(120)
Stock-based compensation expense	-	332	-	-	332
Issuance of 795,423 shares at $47.75 per share, for acquisition of Royal Financial, Inc	-	37,902	-	-	37,902
Other adjustments	-	79	-	-	79
Cash dividends, $0.31 per share	-	-	-	(2,663)	(2,663)

Balance at June 30, 2022	$-	$68,623	$(57,781)	$125,812	$136,654

Balance at March 31, 2023	$-	$69,182	$(55,895)	$126,449	$139,736

Net income	-	-	-	2,438	2,438
Other comprehensive loss, net of tax	-	-	(4,290)	-	(4,290)
Net surrender value of 1,496 restricted stock awards		(39)			(39)
Stock-based compensation expense	-	241	-	-	241
Cash dividends, $0.31 per share	-	-	-	(1,336)	(1,336)

Balance at June 30, 2023	$-	$69,384	$(60,185)	$127,551	$136,750

Balance at January 1, 2023	$-	$69,032	$(64,300)	$131,661	$136,393

Impact of adoption of ASU No. 2016-13	-	-	-	(6,118)	(6,118)
Net income	-	-	-	4,678	4,678
Other comprehensive income, net of tax	-	-	4,115	-	4,115
Net surrender value of 5,684 restricted stock awards	-	(196)	-	-	(196)
Stock-based compensation expense	-	548	-	-	548
Cash dividends, $0.31 per share	-	-	-	(2,670)	(2,670)

Balance at June 30, 2023	$-	$69,384	$(60,185)	$127,551	$136,750

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,678	$6,566
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(19,346)	(29,179)
Sale of loans originated for sale	19,541	33,506
Depreciation and amortization, net of accretion	3,316	3,121
Stock based compensation expense	548	332
Loss (gain) on sale of securities, net	48	(639)
Gain on sale of loans held-for-sale, net	(488)	(966)
Gain on cash value of bank owned life insurance	(380)	(445)
(Gain) loss on derivatives	(49)	68
Provision for credit losses	1,002	-
Net change in:
Interest receivable	(293)	388
Other assets	2,216	(3,038)
Accrued expenses and other liabilities	6,354	(3,824)
Total adjustments	12,469	11,584
Net cash provided by operating activities	17,147	5,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	2,456	472
Proceeds from maturities and pay downs of securities available-for-sale	7,145	15,596
Proceeds from sales of securities available-for-sale	352	43,775
Purchase of securities available-for-sale	(123)	(11,713)
Proceeds from bank owned life insurance	-	314
Net change in loans receivable	(20,294)	(54,178)
Proceeds of Federal Home Loan Bank Stock	-	1,512
Purchase of loans receivable	-	(2,663)
Purchase of premises and equipment, net	(458)	(2,081)
Cash and cash equivalents from acquisition activity, net	-	33,799
Net cash provided by (used in) investing activities	(10,922)	24,833

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	20,130	7,978
Proceeds from borrowed funds	150,000	-
Repayment of borrowed funds	(120,000)	-
Net surrender value of restricted stock awards	(196)	(120)
Change in repurchase agreements	30,899	9,955
Dividends paid	(2,667)	(2,410)
Net cash provided by financing activities	78,166	15,403
Net change in cash and cash equivalents	84,391	46,126
Cash and cash equivalents at beginning of period	31,282	33,176
Cash and cash equivalents at end of period	$115,673	$79,302

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,748	$781
Income taxes	250	1,157
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$-	$528,321
Value of goodwill and other intangible assets	-	14,726
Fair value of liabilities assumed	-	486,341
Cash paid for acquisition	-	18,725
Issuance of common stock for acquisition	-	37,981
Noncash activities:
Dividends declared not paid	1,336	1,332
Initial recoginition of ASU 2016-13	8,266	-

See accompanying notes to consolidated financial statements.

Finward Bancorp

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Organization and Description of Business

The consolidated financial statements include the accounts of Finward Bancorp (the “Bancorp” or “FNWD”), its wholly-owned subsidiaries NWIN Risk Management, Inc. (a captive insurance subsidiary) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank as well as a holding company for NWIN Risk Management, Inc. The Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2023, and December 31, 2022, and the consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and six months ended June 30, 2023, and 2022, and consolidated statements of cash flows for the six months ended June 30, 2023, and 2022. The income reported for the six month period ended June 30, 2023, is not necessarily indicative of the results to be expected for the full year.

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

Upon adopting ASU 2016-13, the Bancorp did not record an allowance as of January 1, 2023, with respect to its available-for-sale debt securities as the majority of these securities are municipal securities for which the risk of loss is minimal.

The main drivers of the day one adjustment related to implementation is summarized in the following table:

			As Reported Under
(Dollars in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326	ASC 326
Allowance for credit losses	December 31, 2022	Adoption	January 1, 2023
Residential real estate	$3,021	$2,223	$5,244
Home equity	410	128	538
Commercial real estate	5,784	1,446	7,230
Construction and land development	1,253	1,735	2,988
Multifamily	1,007	141	1,148
Farmland	-	-	-
Commercial business	1,365	325	1,690
Consumer	57	22	79
Manufactured homes	-	112	112
Government	-	55	55
Total allowance for credit losses on loans	$12,897	$6,187	$19,084
Accrued expenses and other liabilities	-	3,108	3,108
Total allowance for credit losses	$12,897	$9,295	$22,192

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

As a result of RYFL stockholder stock and cash elections and the related allocation and proration provisions of the merger agreement, the Bancorp issued 795,423 shares of its common stock and paid cash consideration of approximately $18.7 million in the Merger. Based on the January 28, 2022, closing price of $47.75 per share of the Bancorp common stock, the transaction had an implied valuation of approximately $56.7 million. In connection with the acquisition, Robert W. Youman, was appointed to the Board of Directors of the Bancorp and Peoples Bank effective as of the closing of the Merger. RYFL had a home office and eight branch offices in Cook County and DuPage County, Illinois. The acquisition has further expanded the Bank’s banking center network in Cook County and DuPage County, Illinois.

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

The following pro-forma and earnings (unaudited) of the combined company are presented as if the RYFL merger had occurred on January 1, 2023, and January 1, 2022:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Selected Financial Data
Interest income	$21,613	$17,740	$41,749	$35,329
Interest expense	(7,574)	(442)	(13,042)	(902)
Provision for loan losses	(514)	-	(1,002)	-
Non-interest income	3,006	2,896	5,614	6,179
Non-interest expense (1)	(13,995)	(15,176)	(28,222)	(29,573)
Income before provision for income taxes	2,536	5,018	5,097	11,033
Income tax expense	(98)	(587)	(419)	(1,619)
Net income	$2,438	$4,431	$4,678	$9,414

Earnings per common share:
Basic	$0.57	$1.04	$1.10	$2.29
Diluted	$0.57	$1.04	$1.10	$2.28

(1) Excludes $2.9 million in pre-tax merger expenses for the six months ended June 30, 2022.

For the six months ended June 30, 2023, the Bancorp recorded $2.9 million in pre-tax one-time merger expenses related to the RYFL acquisition, and these expenses have been allocated to the following non-interest expense line items within the income statement:

(in thousands)	Six months ended
Noninterest expense:	June 30, 2022
Compensation and benefits	$132
Data processing	1,929
Marketing	135
Other	656

Period merger expense	$2,852

Note 6 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2023
U.S. government sponsored entities	$8,883	$-	$(1,210)	7,673
U.S. treasury securities	124	-	-	124
Collateralized mortgage obligations and residential mortgage-backed securities	155,959	-	(28,298)	127,661
Municipal securities	280,176	1	(48,574)	231,603
Collateralized debt obligations	2,173	-	(1,098)	1,075
Total securities available-for-sale	$447,315	$1	$(79,180)	$368,136

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2022
U.S. government sponsored entities	$8,883	$-	$(1,258)	$7,625
U.S. treasury securities	389	-	-	389
Collateralized mortgage obligations and residential mortgage-backed securities	163,000	-	(28,884)	134,116
Municipal securities	281,032	7	(53,321)	227,718
Collateralized debt obligations	2,173	-	(1,125)	1,048
Total securities available-for-sale	$455,477	$7	$(84,588)	$370,896

The cost basis and estimated fair value of available-for-sale debt securities at June 30, 2023, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
June 30, 2023	Basis	Value
Due in one year or less	$814	$811
Due from one to five years	6,673	5,912
Due from five to ten years	19,998	18,291
Due over ten years	263,871	215,461

Collateralized mortgage obligations and residential mortgage-backed securities	155,959	127,661
Total	$447,315	$368,136

Sales of available-for-sale securities were as follows for the three months ended:

	(Dollars in thousands)
	June 30,	June 30,
	2023	2022

Proceeds	$352	$27,539
Gross gains	-	289
Gross losses	(48)	(20)

Sales of available-for-sale securities were as follows for the six months ended:

	(Dollars in thousands)
	June 30,	June 30,
	2023	2022

Proceeds	$352	$43,775
Gross gains	-	692
Gross losses	(48)	(53)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, March 31, 2022	$(33,462)
Current period change	(24,319)
Ending balance, June 30, 2022	$(57,781)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, March 31, 2023	$(55,895)
Current period change	(4,290)
Ending balance, June 30, 2023	$(60,185)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2021	$4,276
Current period change	(62,057)
Ending balance, June 30, 2022	$(57,781)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2022	$(64,300)
Current period change	4,115
Ending balance, June 30, 2023	$(60,185)

Securities with market values of approximately $313.0 million and $223.7 million were pledged as of June 30, 2023 and December 31, 2022, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at June 30, 2023, and December 31, 2022 not recognized in income are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
June 30, 2023
U.S. government sponsored entities	$-	$-	$7,673	$(1,210)	$7,673	$(1,210)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	3,063	(166)	124,598	(28,132)	127,661	(28,298)	100.0%
Municipal securities	14,099	(222)	216,964	(48,352)	231,063	(48,574)	99.8%
Collateralized debt obligations	-	-	1,075	(1,098)	1,075	(1,098)	100.0%
Total temporarily impaired	$17,162	$(388)	$350,310	$(78,792)	$367,472	$(79,180)	99.8%
Number of securities		27		420		447

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2022
U.S. government sponsored entities	$-	$-	$7,625	$(1,258)	$7,625	$(1,258)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	32,700	(4,955)	101,416	(23,929)	134,116	(28,884)	100.0%
Municipal securities	171,581	(35,935)	52,961	(17,386)	224,542	(53,321)	98.6%
Collateralized debt obligations	-	-	1,048	(1,125)	1,048	(1,125)	100.0%
Total temporarily impaired	$204,281	$(40,890)	$163,050	$(43,698)	$367,331	$(84,588)	99.0%
Number of securities		311		135		446

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

At June 30, 2023, collateralized debt obligations with a cost basis of $2.2 million and fair value of $1.1 million had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.

Accrued interest receivable on AFS debt securities totaled $2.4 million at June 30, 2023, and is excluded from the estimate of credit losses. The Bancorp made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.

Note 7 - Loans Receivable

The Bancorp’s current lending programs are described below:

Residential Real Estate. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% of the lesser of purchase price or appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. Loans closed with over 20% of equity do not require private mortgage insurance because of the borrower’s level of equity investment.

Fixed rate loans currently originated generally conform to Freddie Mac guidelines for loans purchased by the Single Family Division. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans with contractual maturities generally exceeding fifteen years and greater may be sold and/or classified as held for sale to control exposure to interest rate risk.

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

Loans receivable are summarized below:

(Dollars in thousands)
	June 30, 2023	December 31, 2022
Loans secured by real estate:
Residential real estate	$480,791	$484,595
Home equity	43,153	38,978
Commercial real estate	501,759	486,431
Construction and land development	123,655	108,926
Multifamily	240,647	251,014
Total loans secured by real estate	1,390,005	1,369,944
Commercial business	95,796	93,278
Consumer	667	918
Manufactured homes	32,669	34,882
Government	10,646	9,549
Loans receivable	1,529,783	1,508,571
Add (less):
Net deferred loan origination costs	4,449	5,083
Undisbursed loan funds	(71)	(23)
Loans receivable, net of deferred fees and costs..	$1,534,161	$1,513,631

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Current	Accruing Loans	Non-accrual Loans	Total Loans Receivable
June 30, 2023
Residential real estate	$3,585	$1,295	$255	$5,135	$470,343	$475,478	$5,313	$480,791
Home equity	32	104	-	136	42,399	42,535	618	43,153
Commercial real estate	187	1,938	-	2,125	498,107	500,232	1,527	501,759
Construction and land development.	5,032	-	-	5,032	118,044	123,076	579	123,655
Multifamily	701	-	-	701	238,506	239,207	1,440	240,647
Commercial business	208	-	-	208	92,996	93,204	2,592	95,796
Consumer	-	-	-	-	665	665	2	667
Manufactured homes	924	195	-	1,119	31,550	32,669	-	32,669
Government	-	-	-	-	10,646	10,646	-	10,646
Total	$10,669	$3,532	$255	$14,456	$1,503,256	$1,517,712	$12,071	$1,529,783

December 31, 2022
Residential real estate	$3,758	$2,520	$166	$6,444	$472,804	$479,248	$5,347	$484,595
Home equity	315	42	-	357	38,027	38,384	594	38,978
Commercial real estate	1,399	150	-	1,549	481,640	483,189	3,242	486,431
Construction and land development.	2,673	-	-	2,673	106,253	108,926	-	108,926
Multifamily	1,724	616	-	2,340	241,610	243,950	7,064	251,014
Commercial business	1,775	-	-	1,775	89,622	91,397	1,881	93,278
Consumer	3	-	-	3	915	918	-	918
Manufactured homes	601	256	82	939	33,943	34,882	-	34,882
Government	-	-	-	-	9,549	9,549	-	9,549
Total	$12,248	$3,584	$248	$16,080	$1,474,363	$1,490,443	$18,128	$1,508,571

The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of June 30, 2023, and gross charge-offs for the six months ended June 30, 2023.

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$80,571	$330,080	$344,988	$258,161	$121,168	$306,931	$87,528	$356	$1,529,783
Total Current period gross writeoff	$(40)	$(110)	$-	$(322)	$(11)	$(372)	$-	$-	(855)

Residential real estate
Pass (1-6)	$9,945	$85,854	$101,569	$121,368	$25,420	$126,491	$2,668	$-	$473,315
Special Mention (7)	-	-	-	-	-	1,150	-	-	1,150
Substandard (8)	-	399	256	492	552	4,627	-	-	6,326
Total	$9,945	$86,253	$101,825	$121,860	$25,972	$132,268	$2,668	$-	$480,791
Current period gross writeoff	-	-	-	-	-	-	-	-	-

Home equity
Pass (1-6)	$61	$118	$107	$17	$73	$2,255	$39,370	$356	$42,357
Special Mention (7)	-	-	-	-	-	52	114	-	166
Substandard (8)	-	173	-	-	-	151	306	-	630
Total	$61	$291	$107	$17	$73	$2,458	$39,790	$356	$43,153
Current period gross writeoff	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$33,789	$120,097	$100,537	$57,157	$58,319	$120,024	$4,085	$-	$494,008
Special Mention (7)	-	74	-	1,313	1,148	1,815	144	-	4,494
Substandard (8)	-	1,208	92	240	-	1,717	-	-	3,257
Total	$33,789	$121,379	$100,629	$58,710	$59,467	$123,556	$4,229	$-	$501,759
Current period gross writeoff	-	-	-	-	-	(372)	-	-	(372)

Construction and land development
Pass (1-6)	$20,127	$45,761	$32,364	$1,934	$8,831	$519	$7,760	$-	$117,296
Special Mention (7)	168	-	3,559	2,053	-	-	-	-	5,780
Substandard (8)	-	579	-	-	-	-	-	-	579
Total	$20,295	$46,340	$35,923	$3,987	$8,831	$519	$7,760	$-	$123,655
Current period gross writeoff	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$8,461	$54,610	$81,019	$56,920	$14,479	$22,860	$182	$-	$238,531
Special Mention (7)	-	-	-	-	-	676	-	-	676
Substandard (8)	-	901	-	-	-	539	-	-	1,440
Total	$8,461	$55,511	$81,019	$56,920	$14,479	$24,075	$182	$-	$240,647
Current period gross writeoff	-	-	-	-	-	-	-	-	-

Commercial business
Pass (1-6)	$5,937	$16,220	$10,542	$6,763	$6,525	$14,003	$32,552	$-	$92,542
Special Mention (7)	-	-	66	-	140	456	-	-	662
Substandard (8)	-	-	207	144	4	1,890	347	-	2,592
Total	$5,937	$16,220	$10,815	$6,907	$6,669	$16,349	$32,899	$-	$95,796
Current period gross writeoff	-	(110)	-	(322)	(11)	-	-	-	(443)

Consumer
Pass (1-6)	$193	$111	$148	$13	$25	$177	$-	$-	$667
Substandard (8)	-	-	-	2	-	-	-	-	2
Total	$193	$111	$148	$13	$25	$177	$-	$-	$667
Current period gross writeoff	(40)	-	-	-	-	-	-	-	(40)

Manufactured homes
Pass (1-6)	$-	$1,975	$13,000	$9,747	$5,652	$2,295	$-	$-	$32,669
Total	$-	$1,975	$13,000	$9,747	$5,652	$2,295	$-	$-	$32,669
Current period gross writeoff	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$1,890	$2,000	$1,522	$-	$-	$5,234	$-	$-	$10,646
Total	$1,890	$2,000	$1,522	$-	$-	$5,234	$-	$-	$10,646
Current period gross writeoff	-	-	-	-	-	-	-	-	-

	December 31, 2022
(Dollars in thousands)	1-6	7	8

Loan Segment	Pass	Special mention	Substandard	Total
Residential real estate	$477,222	$1,338	$6,035	$484,595
Home equity	37,981	385	612	38,978
Commercial real estate	474,055	4,955	7,421	486,431
Construction and land development	106,580	2,346	-	108,926
Multifamily	242,091	1,859	7,064	251,014
Commercial business	90,694	703	1,881	93,278
Consumer	918	-	-	918
Manufactured homes	34,882	-	-	34,882
Government	9,549	-	-	9,549
Total	$1,473,972	$11,586	$23,013	$1,508,571

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

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at June 30, 2023, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the three months ended June 30, 2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$-	$277	$-	$-	0.06%
Total	$-	$277	$-	$-	0.02%

	For the six months ended June 30,2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$-	$868	$-	$-	0.18%
Total	$-	$868	$-	$-	0.06%

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Bancorp closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the six months ended June 30, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$688	$-	$-	$180
Total	$688	$-	$-	$180

The borrowers with term extension have had their maturity dates extended and as a result their monthly payments were reduced.

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

Acquired Loan Purchase Discounts

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $6.0 million at June 30, 2023, compared to $5.5 million at December 31, 2022.

Accretable yield, or income recorded for the three months ended June 30, is as follows:

(dollars in thousands)	Total
2022	$440
2023	75

Accretable yield, or income recorded for the six months ended June 30, is as follows:

(dollars in thousands)	Total
2022	$547
2023	242

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
Remainder 2023	370
2024	750
2025	672
2026	468
2027 and thereafter	3,784
Total	$6,044

AllowanceforCreditLosses

The allowance for credit losses is established for current expected credit losses on the Bancorp’s loan and lease portfolios utilizing guidance in Accounting Standards Codification (ASC) Topic 326. The Bancorp adopted ASU 2016-13 on January 1, 2023. Therefore, June 30, 2022, provision for credit losses and other allowance for loan and lease loss disclosures for the three and six months ended June 30, 2022, were calculated under the incurred loss method.

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

The Bancorp categorizes the loan portfolios into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD). In creating the CECL model, the Bancorp has established a two-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Bancorp elected to use peer data for a more reasonable calculation. The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three and six months ended June 30, 2023, and 2022.

(Dollars in thousands)	Beginning Balance	Adoption of ASC 326	PCD Gross-up	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2023:

Allowance for loan losses:
Residential real estate	$5,068	$-	$-	$-	$11	$(225)	$4,854
Home equity	643	-	-	-	-	37	680
Commercial real estate	7,119	-	-	(360)	1	271	7,031
Construction and land development	3,229	-	-	-	-	370	3,599
Multifamily	1,059	-	-	-	86	(125)	1,020
Commercial business	2,095	-	-	(368)	101	222	2,050
Consumer	64	-	-	(21)	3	11	57
Manufactured homes	216	-	-	-	-	(50)	166
Government	75	-	-	-	-	(25)	50
Total	$19,568	$-	$-	$(749)	$202	$486	$19,507

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended June 30, 2022:

Allowance for loan losses:
Residential real estate	$2,493	$-	$-	$-	$29	$234	$2,756
Home equity	354	-	-	-	-	19	373
Commercial real estate	5,530	-	-	-	-	(3)	5,527
Construction and land development	2,135	-	-	-	-	(391)	1,744
Multifamily	889	-	-	-	-	239	1,128
Commercial business	1,941	-	-	-	7	(140)	1,808
Consumer	45	-	-	(27)	10	42	70
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-
Total	$13,387	$-	$-	$(27)	$46	$-	$13,406

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the six months ended June 30, 2023:

Allowance for credit losses:
Residential real estate	$3,021	$1,688	$535	$-	$63	$(453)	$4,854
Home equity	410	99	29	-	-	142	680
Commercial real estate	5,784	1,003	443	(372)	1	172	7,031
Construction and land development	1,253	1,735	-	-	-	611	3,599
Multifamily	1,007	141	-	-	86	(214)	1,020
Commercial business	1,365	320	5	(443)	148	655	2,050
Consumer	57	5	17	(40)	6	12	57
Manufactured homes	-	112	-	-	-	54	166
Government	-	55	-	-	-	(5)	50
Total	$12,897	$5,158	$1,029	$(855)	$304	$974	$19,507

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the six months ended June 30, 2022:

Allowance for loan losses:
Residential real estate	$2,480	$-	$-	$-	$50	$226	$2,756
Home equity	357	-	-	-	-	16	373
Commercial real estate	5,515	-	-	-	-	12	5,527
Construction and land development	2,119	-	-	-	-	(375)	1,744
Multifamily	848	-	-	-	-	280	1,128
Commercial business	2,009	-	-	-	38	(239)	1,808
Consumer	15	-	-	(37)	12	80	70
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-
Total	$13,343	$-	$-	$(37)	$100	$-	$13,406

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

	June 30, 2023
(dollars in thousands)	Real Estate	Accounts Receivable	Other	Total	ACL Allocation
Commercial real estate	$2,839	-	-	$2,839	$7
Multifamily	1,471	-	-	1,471	-
Commercial business	242	3,010	355	3,607	701
Total	$4,552	$3,010	$355	$7,917	$708

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $4.2 million and $4.6 million as of June 30, 2023, and December 31, 2022, respectively, and is included in net deferred loan origination cost.

The following table presents non–accrual loans, and loans past due over 90 days still on accrual by class of loans:

As of June 30, 2023	Nonaccrual with No Allowance for Credit Loss	Nonaccrual	Loans Past Due over 90 Days Still A ccruing
Residential real estate	$1,190	$4,123	$255
Home equity	175	443	-
Commercial real estate	1,386	141	-
Construction and land development	-	579	-
Multifamily	1,440	-	-
Commercial business	402	2,190	-
Consumer	-	2	-
Manufactured homes	-	-	-
Government	-	-	-
Total	$4,593	$7,478	$255

The Bancorp's impairment analysis is summarized below:

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2022:

Residential real estate	$24	$2,997	$484,595	$1,518	$988	$482,089
Home equity	3	407	38,978	294	125	38,559
Commercial real estate	13	5,771	486,431	2,392	2,935	481,104
Construction and land development	-	1,253	108,926	-	-	108,926
Multifamily	-	1,007	251,014	6,739	382	243,893
Commercial business	297	1,068	93,278	1,758	953	90,567
Consumer	-	57	918	-	17	901
Manufactured homes	-	-	34,882	-	-	34,882
Government	-	-	9,549	-	-	9,549
Total	$337	$12,560	$1,508,571	$12,701	$5,400	$1,490,470

				For the six months ended		For the three months ended
	As of December 31, 2022			June 30, 2022		June 30, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,683	$3,017	$-	$2,438	$155	$2,816	$125
Home equity	262	275	-	214	13	191	6
Commercial real estate	765	765	-	2,448	220	3,290	210
Construction & land development	-	-	-	573	-	860	-
Multifamily	556	647	-	2,337	62	3,228	62
Farmland	-	-	-	-	-	-	-
Commercial business	1,205	1,324	-	1,159	76	1,136	61
Consumer	-	-	-	14	-	21	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

With an allowance recorded:
Residential real estate	$88	$88	$17	$154	$9	$188	$6
Home equity	22	22	4	21	1	21	-
Commercial real estate	835	835	386	844	-	849	-
Construction & land development	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Farmland	-	-	-	-	-	-	-
Commercial business	392	392	277	338	16	311	-
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

Total:
Residential real estate	$1,771	$3,105	$17	$2,592	$164	$3,004	$131
Home equity	$284	$297	$4	$235	$14	$212	$6
Commercial real estate	$1,600	$1,600	$386	$3,292	$220	$4,139	$210
Construction & land development	$-	$-	$-	$573	$-	$860	$-
Multifamily	$556	$647	$-	$2,337	$62	$3,228	$62
Farmland	$-	$-	$-	$-	$-	$-	$-
Commercial business	$1,597	$1,716	$277	$1,497	$92	$1,447	$61
Consumer	$-	$-	$-	$14	$-	$21	$-
Manufactured homes	$-	$-	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-	$-	$-

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

Six months ended,
June 30,
(Dollars in thousands)	2023
Balance, beginning of period	$-
Adoption of ASC 326	3,108
Provision (recovery of provision)	28
Balance, end of period	$3,136

Note 8 – Intangibles and Acquisition Related Accounting

(Dollars in thousands)	2023	2022
Goodwill balance January 1,	$22,395	$11,109
Goodwill acquired - Royal Financial	-	11,286
Goodwill balance June 30,	$22,395	$22,395

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

In addition to goodwill, a core deposit intangible was established with the acquisition of RYFL and from previous acquisitions. The Bancorp had core deposit intangible balances of $4.0 million and $4.8 million as of June 30, 2023, and December 31, 2022, respectively. The table below summarizes the annual amortization:

The amortization recorded for the three months ended June 30, is as follows:

(dollars in thousands)	Total
2022	$410
2023	$388

The amortization recorded for the six months ended June 30, is as follows:

(dollars in thousands)	Total
2022	$757
2023	$779

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	Total
Remainder of 2023	743
2024	1,411
2025	688
2026	360
2027	294
Thereafter	519
Total	$4,015

For the RYFL acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $1.0 million. Approximately $55 thousand and $175 thousand of amortization was taken as income during the three months ended June 30, 2023, and 2022, respectively. Approximately $127 thousand and $304 thousand of amortization was taken as income during the six months ended June 30, 2023, and 2022, respectively. It is estimated amortization to be recorded in future periods is as follows: $88 thousand for the remainder of 2023, $124 thousand in 2024, $72 thousand in 2025, and $55 thousand thereafter.

Note 9 – Deposits

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022

Checking	$666,602	$755,377
Savings	339,434	402,365
Money market	284,406	254,157
Certificates of deposit	504,705	363,118
Total deposits	$1,795,147	$1,775,017

The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $78.2 million at June 30, 2023, and $93.6 million at December 31, 2022.

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

Note 11 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2023, and 2022, are as follows:

(dollars in thousands except per share data)	Three months ended June 30,		June 30,
	2023	2022	2023	2022
Basic earnings per common share:
Net income as reported	$2,438	$4,431	$4,678	$6,566
Weighted average common shares outstanding	4,250,304	4,242,559	4,248,522	4,108,579
Basic earnings per common share	$0.57	$1.04	$1.10	$1.60

Diluted earnings per common share:
Net income as reported	$2,438	$4,431	$4,678	$6,566
Weighted average common shares outstanding	4,250,304	4,242,559	4,248,522	4,108,579
Add: Dilutive effect of unvested restricted stock awards	8,307	15,944	10,448	16,316
Weighted average common and dilutive potential common shares outstanding	4,258,611	4,258,503	4,258,970	4,124,895
Diluted earnings per common share	$0.57	$1.04	$1.10	$1.59

Note 12 - Stock Based Compensation

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended June 30, 2023, stock based compensation expense of $241 thousand was recorded, compared to $163 thousand for the three months ended June 30, 2022. For the six months ended June 30, 2023, stock based compensation expense of $548 thousand was recorded, compared to $332 thousand for the six months ended June 30, 2022. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $1.1 million through 2026 with an weighted average life of 1.9 years.

Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the six months ended June 30, 2023, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	55,833	$43.87
Granted	10,102	35.01
Vested	(17,549)	44.24
Forfeited	(1,744)	42.60
Non-vested at June 30, 2023	46,642	$41.86

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

The following table shows the amounts of non-hedging derivative financial instruments:

June 30, 2023
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$8,492	Other liabilties	$8,492
Interest rate lock commitments	Other assets	87	N/A	-
Total		$8,579		$8,492

December 31, 2022
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$8,972	Other liabilties	$8,972
Interest rate lock commitments	Other assets	38	N/A	-
Total		$9,010		$8,972

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Six Months Ended
		June 30,
(Dollars in thousands)	Statement of Income Classification	2023	2022
Interest rate swap contracts	Fees and service charges	$365	$-
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	48	(68)
Total		$413	$(68)

		Three Months Ended
		June 30,
(Dollars in thousands)	Statement of Income Classification	2023	2022
Interest rate swap contracts	Fees and service charges	$395	$-
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(9)	(93)
Total		$386	$(93)

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented		Cash Collateral
(Dollars in thousands)	Recognized Assets	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
June 30, 2023
Interest rate swap contracts	$8,492	$-	$8,492	$-	$5,470	$3,022
Interest rate lock commitments	87	-	87	-	-	87
Total	$8,579	$-	$8,579	$-	$5,470	$3,109

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
December 31, 2022
Interest rate swap contracts	$8,972	$-	$8,972	$-	$-	$8,972
Interest rate lock commitments	38	-	38	-	-	38
Total	$9,010	$-	$9,010	$-	$-	$9,010

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
June 30, 2023
Interest rate swap contracts	$8,492	$-	$8,492	$-	$-	$8,492
Total	$8,492	$-	$8,492	$-	$-	$8,492

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
December 31, 2022
Interest rate swap contracts	$8,972	$-	$8,972	$-	$3,930	$5,042
Total	$8,972	$-	$8,972	$-	$3,930	$5,042

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2023. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$8,492	$-	$8,492	$-
Interest rate lock commitments	87	-	87	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,673	-	7,673	-
U.S. treasury securities	124	-	124	-
Collateralized mortgage obligations and residential mortgage-backed securities	127,661	-	127,661	-
Municipal securities	231,603	-	231,603	-
Collateralized debt obligations	1,075	-	-	1,075
Total securities available-for-sale	$368,136	$-	$367,061	$1,075

Liabilities:
Interest rate swap contracts	$8,492	$-	$8,492	$-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$8,972	$-	$8,972	$-
Interest rate lock commitments	38	-	38	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,625	-	7,625	-
U.S. treasury securities	389	-	389	-
Collateralized mortgage obligations and residential mortgage-backed securities	134,116	-	134,116	-
Municipal securities	227,718	-	227,718	-
Collateralized debt obligations	1,048	-	-	1,048
Total securities available-for-sale	$370,896	$-	$369,848	$1,048

Liabilities:
Interest rate swap contracts	$8,972	$-	$8,972	$-

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2022	$992
Principal payments	-
Total unrealized gains, included in other comprehensive income.	(20)
Ending balance, June 30, 2022	$972

Beginning balance, January 1, 2023	$1,048
Principal payments	-
Total unrealized gains, included in other comprehensive loss	27
Ending balance, June 30, 2023	$1,075

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$6,945	$-	$-	$6,945

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,620	$-	$-	$2,620

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

	June 30, 2023		Estimated Fair Value Measurements at June 30, 2023 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$115,673	$115,673	$115,673	$-	$-
Loans held-for-sale	1,832	1,859	-	1,859	-
Loans receivable, net	1,514,654	1,422,459	-	-	1,422,459
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,714	7,714	-	7,714	-

Financial liabilities:
Non-interest bearing deposits	315,671	315,671	315,671	-	-
Interest bearing deposits	1,479,476	1,476,202	974,771	501,431	-
Repurchase agreements	46,402	46,226	39,420	6,806	-
Borrowed funds	150,000	149,147	-	149,147	-
Accrued interest payable	1,630	1,630	-	1,630	-

	December 31, 2022		Estimated Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,282	$31,282	$31,282	$-	$-
Certificates of deposit in other financial institutions	2,456	2,404	-	2,404	-
Loans held-for-sale	1,543	1,555	-	1,555	-
Loans receivable, net	1,500,734	1,437,496	-	-	1,437,496
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,421	7,421	-	7,421	-

Financial liabilities:
Non-interest bearing deposits	359,092	359,092	359,092	-	-
Interest bearing deposits	1,415,925	1,414,738	1,052,807	361,931	-
Repurchase agreements	15,503	15,361	7,975	7,386	-
Borrowed funds	120,000	119,689	-	119,689	-
Accrued interest payable	336	336	-	336	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended June 30, 2023 and December 31, 2022:

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

Note 15 - Borrowings

At June 30, 2023, and December 31, 2022, borrowed funds are summarized below:

	(Dollars in thousands)
	June 30,	December 31,
	2023	2022
Fixed rate advances from the BTFP with outstanding rates of 4.38% as of June 30, 2023	$100,000	$-
Fixed rate advances from the FHLB with outstanding rates of 5.25% as of June 30, 2023	$50,000	$-
Fixed rate advances from the FHLB with outstanding rates of 4.30% as of December 31, 2022	$-	$120,000
Total	$150,000	$120,000

At June 30, 2023, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2023	$50,000
2024	100,000
Total	$150,000

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (the “BTFP”). The BTFP offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par for purposes of the collateral pledge under the BTFP. During the first quarter of 2023, the Bancorp participated in the BTFP by accessing $100 million of low-cost capital under the program. As of June 30, 2023, the Bancorp had pledged securities as collateral for the program with a market and par value of $100.3 million. The Bancorp’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. As of June 30, 2023, the Bancorp had available liquidity of $693.3 million including borrowing capacity from the FHLB and Federal Reserve facilities. In addition to the BTFP, the Bancorp maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp did not have a balance on the line of credit at June 30, 2023 or December 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (the “Bank”), an Indiana commercial bank, and NWIN Risk Management, Inc., a captive insurance company, are wholly-owned subsidiaries of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank and NWIN Risk Management, Inc. The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2023, as compared to December 31, 2022, and the results of operations for the three and six months ending June 30, 2023, and June 30, 2022. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

At June 30, 2023, the Bancorp had total assets of $2.2 billion, total loans receivable of $1.5 billion and total deposits of $1.8 billion. Stockholders' equity totaled $136.8 million or 6.3% of total assets, with a book value per share of $31.77. Net income for the quarter ended June 30, 2023, was $2.4 million, or $0.57 earnings per common diluted share. For the quarter ended June 30, 2023, the return on average assets (ROA) was 0.46%, while the return on average stockholders’ equity (ROE) was 7.05%. Net income for the six months ended June 30, 2023, was $4.7 million, or $1.10 earnings per diluted common share. For the six months ended June 30, 2023, the ROA was 0.45%, while the ROE was 6.74%.

Recent Developments within the Banking Industry

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses, and eroding consumer confidence in the banking system. In this regard, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation (FDIC). In addition, on May 1, 2023, the FDIC was appointed as receiver for First Republic Bank, and on that same date JPMorgan Chase acquired the substantial majority of the assets and assumed the deposits and certain other liabilities of First Republic Bank from the FDIC receivership. These bank failures were driven principally by rapid withdrawals by depositors with large uninsured balances held at these institutions and losses incurred by these banks in liquidating their bond portfolios to provide liquidity to fund these deposit outflows. The FDIC determined that Silicon Valley Bank and Signature Bank were systemically important and fully guaranteed their depositor balances above the $250,000 FDIC insurance limit. Given the sharp increase in market interest rates during 2022 and into 2023, most financial institutions’ bond portfolios have significant unrealized loss positions, which has continued into the second quarter of 2023 with the higher bond yields at the long end of the yield curve when compared to December 31, 2022.

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

In connection with these negative industry developments, the Bancorp has proactively managed its liquidity position and balance sheet in order to remain flexible and respond to further economic, industry, and regulatory conditions. The Bancorp’s total deposits as of June 30, 2023 increased by 1.1% as compared to December 31, 2022, while core deposits as of June 30, 2023 decreased by 8.6% as compared to December 31, 2022. The increase in deposit balances and decrease in core deposits is related to customer preferences for the Bancorp's higher yielding certificate of deposit products. The Bancorp’s uninsured deposits represented 19.6% of total deposits at June 30, 2023 compared to 29% of total deposits at December 31, 2022. The Bancorp also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. In this regard, during the first half of 2023 the Bancorp participated in the BTFP by accessing $100 million of low-cost capital under the program. Furthermore, the Bancorp’s capital remains in excess of all required thresholds to be considered “well capitalized” under the FDIC’s risk-based capital guidelines, with common equity Tier 1 and total capital ratios of 10.00% and 11.00%, respectively, as of June 30, 2023.

Recent Developments - Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of expected credit losses over the expected contractual life of our existing loan portfolio and the establishment of an allowance that is sufficient to absorb those losses. As of January 1, 2023, we adopted ASU2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as current expected credit losses (CECL). Determining the appropriateness of the allowance is complex and requires judgement by management about the effect of matters that are inherently uncertain. In determining an appropriate allowance, management makes numerous judgments, assumptions, and estimates which are inherently subjective, as they require material estimates that may be susceptible to significant change. These estimates are derived based on continuous review of the loan portfolio, assessments of client performance, movement through delinquency stages, probability of default, losses given default, collateral values, and disposition, as well as expected cash flows, economic forecasts, and qualitative factors, such as changes in current economic conditions. As stated in Note 4 to our unaudited condensed consolidated financial statements set forth herein, we segment our loan portfolios based on similar risk characteristics for collective evaluation using a non-discounted cash flow approach to estimate expected losses. We use a PD/LGD (probability of default/loss given default) model which aligns well with our internal risk rating system. Actual losses may differ from estimated amounts due to model inefficiencies or management’s inability to adequately determine appropriate model adjustment factors. The new accounting standard further requires management to use forecasts about future economic conditions to determine the expected credit losses over the remaining life of the asset. Forecast adjustments are fundamentally difficult to establish and, in the current environment, due to uncertainty given the potential recession and political environment, the task is even more formidable. We use a two-year reasonable and supportable period across all loan segments to forecast economic conditions. We believe the two-year time horizon aligns with available industry guidance and various forecasting sources. In assessing the factors used to derive an appropriate allowance, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes but is new to the application of CECL. We have been diligent in our efforts to gain a thorough understanding of the accounting standard, and have reviewed our portfolios, loan segmentations, methodologies and models and believe we have made appropriate and prudent decisions. Nonetheless, if management’s underlying assumptions prove to be inaccurate, the allowance for loan losses would have to be adjusted. Our accounting policies related to the allowance for credit losses is disclosed in the section titled “Critical Accounting Policies” under the heading “Allowance for Credit Losses.”

Financial Condition

General

During the six months ended June 30, 2023, total assets increased by $90.9 million (4.4%), with interest-earning assets increasing by $96.7 million (5.1%). At June 30, 2023, interest-earning assets totaled $2.0 billion compared to $1.9 billion at December 31, 2022. Earning assets represented 92.7% of total assets at June 30, 2023 and 92.1% of total assets at December 31, 2022.

Loan Portfolio

Net loans receivable totaled $1.53 billion at June 30, 2023, compared to $1.51 billion at December 31, 2022. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	June 30,		December 31,
(Dollars in thousands)	2023		2022
	Balance	% Loans	Balance	% Loans

Residential real estate	$480,791	31.4%	$484,595	32.1%
Home equity	43,153	2.8%	38,978	2.6%
Commercial real estate	501,759	32.8%	486,431	32.2%
Construction and land development	123,655	8.1%	108,926	7.2%
Multifamily	240,647	15.7%	251,014	16.6%
Consumer	667	0.0%	918	0.1%
Manufactured Homes	32,669	2.1%	34,882	2.3%
Commercial business	95,796	6.3%	93,278	6.2%
Government	10,646	0.8%	9,549	0.7%
Loans receivable	1,529,783	100.0%	1,508,571	100.0%
Plus
Net deferred loans origination costs	4,449		5,083
Undisbursed loan funds	(71)		(23)
Loans receivable, net of deferred fees and costs..	$1,534,161		$1,513,631

Adjustable rate loans / loans receivable	$731,097	47.8%	$698,842	46.3%

	June 30,	December 31,
	2023	2022

Loans receivable to total assets	71.0%	73.1%
Loans receivable to earning assets	76.6%	79.4%
Loans receivable to total deposits	85.5%	85.3%

Our total commercial real estate portfolio (which is comprised of loans secured by office space, medical office space, and mixed-use retail/office space) totaled $501.8 million as of June 30, 2023, compared to $486.4 million as of December 31, 2022. Given prevailing market conditions such as rising interest rates, reduced occupancy as a result of the increase in hybrid work arrangements, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality.

The following table sets forth certain information at June 30, 2023, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

June 30, 2023	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$7,235	$24,054	$101,035	$348,467	$480,791
Home equity	17,177	207	3,132	22,637	43,153
Commercial real estate	31,486	116,403	353,200	670	501,759
Construction and land development	30,980	38,016	33,685	20,974	123,655
Multifamily	10,811	100,511	128,080	1,245	240,647
Consumer	98	503	66	-	667
Manufactured Homes	-	76	8,821	23,772	32,669
Commercial business	34,571	46,683	14,047	495	95,796
Government	2,265	4,179	4,202	-	10,646
Total loans receivable	$134,623	$330,632	$646,268	$418,260	$1,529,783

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the six months ended June 30, 2023, the Bancorp originated $19.3 million in new fixed rate mortgage loans for sale, compared to $29.2 million during the six months ended June 30, 2022. At June 30, 2023, the Bancorp had $1.8 million in loans that were classified as held for sale, compared to $1.5 million at December 31, 2022.

Asset Quality

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At June 30, 2023, non-performing loans that remained accruing and more than 90 days past due include one residential real estate loan totaling $255 thousand. The Bancorp will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	June 30, 2023	December 31, 2022
Residential real estate	$5,568	$5,513
Home equity	618	594
Commercial real estate	1,527	3,242
Construction and land development	579	-
Multifamily	1,440	7,064
Commercial business	2,592	1,881
Consumer	2	-
Manufactured homes	-	82
Government	-	-
Total	$12,326	$18,376
Nonperforming loans to total loans	0.80%	1.21%
Nonperforming loans to total assets	0.57%	0.89%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2023 or December 31, 2022.

The Bancorp's substandard loans are summarized below:
(Dollars in thousands)
Loan Segment	June 30, 2023	December 31, 2022
Residential real estate	$6,326	$6,035
Home equity	630	612
Commercial real estate	3,257	7,421
Construction and land development	579	-
Multifamily	1,440	7,064
Commercial business	2,592	1,881
Consumer	2	-
Manufactured homes	-	-
Government	-	-
Total	$14,826	$23,013

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:
(Dollars in thousands)
Loan Segment	June 30, 2023	December 31, 2022
Residential real estate	$1,150	$1,338
Home equity	166	385
Commercial real estate	4,494	4,955
Construction and land development	5,780	2,346
Multifamily	676	1,859
Commercial business	662	703
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$12,928	$11,586

At June 30, 2023, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or non-accrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for credit losses for the period ended are summarized below:
(Dollars in thousands)
	Three months ended,	Six months ended,
Loan Segment	June 30, 2023	June 30, 2023
Residential real estate	$(225)	$(453)
Home equity	37	142
Commercial real estate	271	172
Construction and land development	370	611
Multifamily	(125)	(214)
Commercial business	222	655
Consumer	11	12
Manufactured homes	(50)	54
Government	(25)	(5)
Total	$486	$974

The Bancorp's provision for loan losses for the period ended are summarized below:
(Dollars in thousands)
	Three months ended,	Six months ended,
Loan Segment	June 30, 2022	June 30, 2022
Residential real estate	$234	$226
Home equity	19	16
Commercial real estate	(3)	12
Construction and land development	(391)	(375)
Multifamily	239	280
Farmland	-	-
Commercial business	(140)	(239)
Consumer	42	80
Manufactured homes	-	-
Government	-	-
Total	$-	$-

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	As of the three months ended June 30, 2023
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$11	$11
Home equity	-	-	-
Commercial real estate	(360)	1	(359)
Construction and land development	-	-	-
Multifamily	-	86	86
Farmland	-	-	-
Commercial business	(368)	101	(267)
Consumer	(21)	3	(18)
Manufactured homes	-	-
Government	-	-	-
Total	$(749)	$202	$(547)

(Dollars in thousands)	(unaudited)
As of the three months ended June 30, 2022
Loan Segment	Charge-off	Recoveries	Net Recoveries
Residential real estate	$-	$29	$29
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	7	7
Consumer	(27)	10	(17)
Manufactured homes	-	-
Government	-	-	-
Total	$(27)	$46	$19

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	As of the six months ended June 30, 2023
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$63	$63
Home equity	-	-	-
Commercial real estate	(372)	1	(371)
Construction and land development	-	-	-
Multifamily	-	86	86
Commercial business	(443)	148	(295)
Consumer	(40)	6	(34)
Manufactured homes	-	-
Government	-	-	-
Total	$(855)	$304	$(551)

(Dollars in thousands)	(unaudited)
As of the six months ended June 30, 2022
Loan Segment	Charge-off	Recoveries	Net Recoveries
Residential real estate	$-	$50	$50
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	38	38
Consumer	(37)	12	(25)
Manufactured homes	-	-
Government	-	-	-
Total	$(37)	$100	$63

The ACL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions.

The Bancorp's allowance to total loans and non-performing loans are summarized below:
(Dollars in thousands)
	6/30/2023	12/31/2022

Allowance for credit losses	$19,507	$12,897
Total loans	$1,534,161	$1,513,631
Non-performing loans	$12,326	$18,376
ACL-to-total loans	1.27%	0.85%
ACL-to-non-performing loans (coverage ratio)	158.3%	70.2%

Investment Portfolio

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $368.1 million at June 30, 2023, compared to $370.9 million at December 31, 2022, a decrease of $2.8 million (0.7%). The decrease is attributable to maturities and paydowns within the portfolio. Management continues to actively monitor the securities portfolio and does not currently anticipate the need to realize losses from the securities portfolio, and it is unlikely the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. At June 30, 2023, the securities portfolio represented 18.4% of interest-earning assets and 17.0% of total assets compared to 19.5% of interest-earning assets and 17.9% of total assets at December 31, 2022.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30,		December 31,
(Dollars in thousands)	2023		2022
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$7,673	2.1%	$7,625	2.1%
U.S. treasury securities	124	0.0%	389	0.1%
Collateralized mortgage obligations and residential mortgage-backed securities	127,661	34.7%	134,116	36.2%
Municipal securities	231,603	62.9%	227,718	61.3%
Collateralized debt obligations	1,075	0.3%	1,048	0.3%
Total securities available-for-sale	$368,136	100.0%	$370,896	100.0%

	June 30,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$89,706	$11,210	$78,496	700.2%
Fed funds sold	2,757	107	2,650	2476.6%
Certificates of deposit in other financial institutions	-	2,456	(2,456)	-100.0%
Federal Home Loan Bank stock	6,547	6,547	-	0.0%

The net increase in interest bearing deposits in other financial institutions and fed funds sold is the result of the timing of cash flows and an increase in borrowings and deposits.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and collateralized debt obligations at June 30, 2023, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are not included in the following table. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	0.00%	$5,124	1.01%	$2,549	1.00%	$-	0.00%	$7,673
AFS
U.S. treasury securities:
AFS	-	0.00%	124	5.05%	-	0.00%	-	0.00%	124
Municipal
Securities:
AFS	687	3.65%	787	3.93%	15,741	3.25%	214,388	2.73%	231,603
Trust Preferred
Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,075	6.29%	1,075

Totals	$687	3.65%	$6,035	1.47%	$18,290	2.94%	$215,463	2.75%	$240,475

Deposits

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	June 30,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change

Checking	$666,602	$755,377	$(88,775)	-11.8%
Savings	339,434	402,365	(62,931)	-15.6%
Money market	284,406	254,157	30,249	11.9%
Certificates of deposit	504,705	363,118	141,587	39.0%
Total deposits	$1,795,147	$1,775,017	$20,130	1.1%

Total deposits increased $20.1 million to $1.80 billion at June 30, 2023 compared to $1.78 billion at December 31, 2022. The increase in overall deposits is the result of customer demand for high yielding products such as MMDA and certificate of deposit accounts. The increase in total deposits was mainly attributable to an increase in certificates of deposit and money market accounts, partially offset by decreases in checking and savings account deposit balances. Money market account balances increased by $30.2 million during the first six months of 2023 due to consumer preferences to reprice cash holdings into higher yielding deposit products. Certificates of deposits increased by $141.6 million in the first six months of 2023, reflecting our increases in offered interest rates, particularly in the 7-11 month term. Non-interest checking account balances decreased $88.8 million during the first six months of 2023. Interest bearing savings account balances decreased $62.9 million in the first six months of 2023 as municipal and business customers deployed their excess cash balances, including stimulus funding. The Bancorp experienced little change in its overall deposit balances, following the recent high profile bank failures and banking system disruption in March and April 2023. Our core deposits, which we define as our checking, savings, and money market accounts, represented 72% of our total deposits as of June 30, 2023.

Noninterest bearing demand accounts comprised 17.6% of total deposits at June 30, 2023 and 20.2% of total deposits at December 31, 2022. In recent years, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types. We have begun to see some of these balances move to higher earning deposit types. Interest bearing demand accounts, including money market and savings accounts, comprised 54.3% of total deposits at June 30, 2023 and 59.3% at December 31, 2022. Time deposit accounts as a percentage of total deposits were 28.1% at June 30, 2023 and 20.5% at December 31, 2022.

At June 30, 2023, scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)
Remaining 2023	$269,473
2024	197,388
2025	30,835
2026	3,725
2027	3,004
Thereafter	280
$504,705

The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated in thousands (000’s).

	June 30, 2023		December 31, 2022
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$331,690	-	$377,408	-
Interest bearing demand deposits	366,705	0.96	374,815	0.36
MMDA accounts	272,394	2.30	286,155	0.37
Savings accounts	366,564	0.05	416,898	0.05
Certificates of deposit	451,572	2.31	368,322	0.26
Total deposits	$1,788,925	1.14	$1,823,598	0.20

As of June 30, 2023, and December 31, 2022, approximately $351.1 or 19.6% of total deposits, and $516.1 million or 29.1% of total deposits, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowed Funds

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	June 30,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change
	Balance	Balance	$	%

Repurchase agreements	$46,402	$15,503	$30,899	199.3%
Borrowed funds	150,000	120,000	30,000	25.0%
Total borrowed funds	$196,402	$135,503	$60,899	44.9%

The increase in repurchase agreements is attributable to customer demand for collateral protection for their deposits. The increase in borrowed funds is attributable to the $150 million in fixed rate advances during the six months ended June 30, 2023, offset against the payoff of $120 million in fixed rate advances.

Other assets totaled $48.7 million at June 30, 2023, compared to $50.1 million at December 31, 2022. The decrease in other assets is primarily related to amortization of the Bancorp’s prepaid assets and intangibles, along with decreased fair value of the Bancorp’s interest rate swap contract derivative. Other liabilities totaled $32.9 million at June 30, 2023, compared to $23.4 million at December 31, 2022. The increase in other liabilities is primarily the result of increased amounts due to our counterparty related to our swap portfolio along with increased reserves for unfunded commitments.

Market Risk and Interest Rate Sensitivity

General

Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Bancorp incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of June 30, 2023, the Bancorp has identified interest rate risk as our primary source of market risk.

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

The Bancorp’s Board of Directors establishes broad policy limits with respect to interest rate risk. As part of this policy, the asset liability committee, or ALCO, establishes specific operating guidelines within the parameters of the Board of Directors’ policies. In general, the ALCO focuses on ensuring a stable and steadily increasing flow of net interest income through managing the size and mix of the balance sheet. The management of interest rate risk is an active process which encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2023 (dollars in millions):

Interest Rate Scenario	EVE	Percent Change	Net interest income	Percent Change
+200 Bps	$285.5	-11.5%	$63.2	1.9%
+100 Bps	$308.5	-4.4%	$62.9	1.5%
No change	$322.7	0.0%	$62.0	0.0%
-100 Bps	$329.7	2.2%	$59.2	-4.5%
-200 Bps	$325.9	1.0%	$56.2	-9.4%

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

Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLB. At June 30, 2023, we had a $50.0 million fixed advance with the FHLB and the ability to borrow up to an additional $491.3 million from the FHLB. We also have the ability to borrow from the Federal Reserve Bank of Chicago. At June 30, 2023, we had $100.0 million in collateralized advances from the Federal Reserve Bank of Chicago through the BTFP. At June 30, 2023, cash and cash equivalents were $115.7 million, the Bancorp had available secured borrowing capacity at the Federal Reserve Bank of $176.0 million, and unpulled federal fund lines with our correspondent relationships of $26.0 million, providing total liquidity sources of $809.0 million. These liquidity sources provided 230.4% coverage of all customer uninsured deposits, which totaled $351.1, or 19.6% of total deposits, as of June 30, 2023.

The following tables shows the Bancorp’s sources of liquidity as of June 30, 2023 and December 31, 2022:

	Sources of Liquidity
	As of June 30, 2023		As of December 31, 2022
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$50,000	$491,302	$120,000	$391,150
Fed Discount Window	100,000	176,022	-	171,899
Fed Funds Lines	-	26,000	-	26,000
Total	$150,000	$693,324	$120,000	$589,049

During the six months ended June 30, 2023, cash and cash equivalents increased by $84.4 million compared to a $46.1 million increase for the six months ended June 30, 2022. The primary sources of cash and cash equivalents were change in other borrowings, sales of loans originated for sale, change in repurchase agreements, and change in deposits. The primary uses of cash and cash equivalents were repayment of FHLB advances and loan originations. Cash provided by operating activities totaled $17.1 million for the six months ended June 30, 2023, compared to cash provided of $5.9 million for the six month period ended June 30, 2022. Cash provided from operating activities was primarily a result of net income, sale of loans originated for sale, change in accrued expense, and change in other assets, offset by loans originated for sale. Cash used in investing activities totaled $10.9 million for the current period, compared to cash provided of $24.8 million for the six months ended June 30, 2022. Cash used in investing activities for the current six months was primarily related to net change in loans receivable, offset against the proceeds from the sales and maturities of securities and proceeds from maturities of certificates of deposit in other financial institutions. Cash provided from financing activities totaled $78.2 million during the current period compared to net cash used in financing activities of $15.4 million for the six months ended June 30, 2022. The net cash provided from financing activities was primarily the result of proceeds from other borrowings, net change in repurchase agreements, and change in deposits, offset against the repayment of FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $2.7 million for the six months ended June 30, 2023, and $2.4 million for the six months ended June 30, 2022.

At June 30, 2023, outstanding commitments to fund loans totaled $269.5 million. Approximately 54.9% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $14.2 million at June 30, 2023. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2023, stockholders' equity increased by $357 thousand (0.3%). During the six months ended June 30, 2023, stockholders’ equity was primarily increased by net income of $4.7 million and other comprehensive gains as the result of market value changes within the securities portfolio of $4.1 million, offset by the impact of adoption of ASU No. 2016-13 of $6.1 million and dividends declared of $2.7 million. On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first six months of 2023 or 2022. During the first half of 2023, 17,549 restricted stock shares vested under the Incentive Plan outlined in Note 11 of the financial statements, of which 5,684 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.

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

During the six months ended June 30, 2023, the Bancorp’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Bancorp currently holds pooled collateralized debt obligations with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $8.5 million of risk-based assets are generated by the collateralized debt obligations in the Bancorp’s and Bank’s total risk based capital calculation.

In addition, the following table shows that, at June 30, 2023, and December 31, 2022, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$163.0	10.0%	$73.3	4.5%	$105.9	6.5%
Tier 1 capital to risk-weighted assets	$163.0	10.0%	$97.8	6.0%	$130.4	8.0%
Total capital to risk-weighted assets	$178.6	11.0%	$130.4	8.0%	$163.0	10.0%
Tier 1 capital to adjusted average assets	$163.0	7.6%	$85.8	4.0%	$107.3	5.0%

(Dollars in millions)						Minimum Required To Be
				Minimum Required For		Well Capitalized Under Prompt
	Actual			Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2022	Amount	Ratio		Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$161.3	10.1%		$71.6	4.5%	$103.4	6.5%
Tier 1 capital to risk-weighted assets	$161.3	10.1%	0	$95.5	6.0%	$127.3	8.0%
Total capital to risk-weighted assets	$174.2	10.9%		$127.3	8.0%	$159.1	10.0%
Tier 1 capital to adjusted average assets	$161.3	7.7%		$84.3	4.0%	$105.4	5.0

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2023, without the need for qualifying for an exemption or prior DFI approval, is its 2023 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On May 26, 2023, the Board of Directors of the Bancorp declared a second quarter dividend of $0.31 per share. The Bancorp’s second quarter dividend was paid to shareholders on July 6, 2023.

Results of Operations - Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

For the three months ended June 30, 2023, the Bancorp reported net income of $2.4 million, compared to net income of $4.4 million for the three months ended June 30, 2022, a decrease of $2.0 million (45.0%). For the three months ended June 30, 2023, the ROA was 0.46%, compared to 0.85% for the three months ended June 30, 2022. The ROE was 7.05% for the three months ended June 30, 2023, compared to 12.45% for the three months ended June 30, 2022.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2023			June 30, 2022
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$44,916	$582	5.18	$25,679	$45	0.70
Federal funds sold	1,709	19	4.45	1,388	2	0.58
Certificates of deposit in other financial institutions	1,078	15	5.57	1,625	3	0.74
Securities available-for-sale	373,280	2,206	2.36	438,309	2,449	2.23
Loans receivable*	1,523,244	18,694	4.91	1,457,625	15,221	4.18
Federal Home Loan Bank stock	6,547	97	5.93	3,038	20	2.63
Total interest earning assets	1,950,774	$21,613	4.43	1,927,664	$17,740	3.68
Cash and non-interest bearing deposits in other financial institutions	21,195			21,435
Allowance for credit losses	(19,943)			(13,399)
Other noninterest bearing assets	152,623			149,339
Total assets	$2,104,649			$2,085,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,799,915	$6,105	1.36	$1,884,712	$389	0.08
Repurchase agreements	34,909	330	3.78	22,618	26	0.46
Borrowed funds	100,556	1,139	4.53	9,851	27	1.10
Total interest bearing liabilities	1,935,380	$7,574	1.57	1,917,181	$442	0.09
Other noninterest bearing liabilities	31,001			25,443
Total liabilities	1,966,381			1,942,624
Total stockholders' equity	138,268			142,415
Total liabilities and stockholders' equity	$2,104,649			$2,085,039

Net interest spread	2.87%			3.59%
Net interest margin**	2.88%			3.59%
Ratio of interest-earning assets to interest-bearing liabilities	1.01x			1.01x

* Non-accruing loans have been included in the average balances. ** Net interest income divided by average interest-earning assets.

Net interest income for the three months ended June 30, 2023, was $14.0 million, a decrease of $3.3 million (18.8%), compared to $17.3 million for the three months ended June 30, 2022. The weighted-average yield on interest-earning assets was 4.43% for the three months ended June 30, 2023, compared to 3.68% for the three months ended June 30, 2022. The weighted-average cost of funds for the three months ended June 30, 2023, was 1.57% compared to 0.09% for the three months ended June 30, 2022. The impact of the 4.43% return on interest-earning assets and the 1.57% cost of funds resulted in an interest rate spread of 2.87% for the current quarter, a decrease from the 3.59% spread for the three months ended June 30, 2022. On a tax adjusted basis, the Bancorp’s net interest margin was 3.03% for the three months ended June 30, 2023, compared to 3.78% for the three months ended June 30, 2022. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Three Months Ended,
(unaudited)	June 30, 2023	June 30, 2022
Calculation of tax adjusted net interest margin
Net interest income	$14,039	$17,298
Tax adjusted interest on securities and loans	748	930
Adjusted net interest income	14,787	18,228
Total average earning assets	1,950,774	1,927,664
Tax adjusted net interest margin	3.03%	3.78%

The decreased net interest income and net interest margin for the three months ended June 30, 2023, was primarily the result of higher cost of funds resulting from the higher rate environment year over year. We anticipate the compression seen in the second quarter of the year to continue, unless target rates decrease, and our interest-bearing liabilities are able to be repriced at those lower rates.

The following table shows the change in noninterest income for the three months ending June 30, 2023, and June 30, 2022.

(Dollars in thousands)	Quarter Ended June 30,		6/30/2023 vs. 6/30/2022
(Unaudited)	2023	2022	$ Change	% Change

Noninterest income:
Fees and service charges	1,832	1,560	272	17.4%
Wealth management operations	626	588	38	6.5%
Gain on sale of loans held-for-sale, net	274	291	(17)	-5.8%
Increase in cash value of bank owned life insurance	201	193	8	4.1%
(Loss) gain on sale of foreclosed real estate	(15)	-	(15)	0.0%
(Loss) gain on sale of securities, net	(48)	258	(306)	-118.6%
Other	136	6	130	2166.7%

Total noninterest income	3,006	2,896	110	3.8%

The increase in fees and service charges is primarily the result of increased fee income from interest rate swap transactions occurring during the year. The decrease in gains on the sale of securities, for the three-month period, is a result of current market conditions. The increase in other noninterest income for the three-month period is the result of a branch sale.

The following table shows the change in noninterest expense for the three months ending June 30, 2023, and June 30, 2022.

(Dollars in thousands)	Quarter Ended June 30,		6/30/2023 vs. 6/30/2022
(Unaudited)	2023	2022	$ Change	% Change
Noninterest expense:
Compensation and benefits	7,098	7,538	(440)	-5.8%
Occupancy and equipment	1,636	1,729	(93)	-5.4%
Data processing	1,407	1,246	161	12.9%
Federal deposit insurance premiums	572	380	192	50.5%
Marketing	159	385	(226)	-58.7%
Other	3,123	3,898	(775)	-19.9%

Total noninterest expense	13,995	15,176	(1,181)	-7.8%

The decrease in compensation and benefits, for the three months ended June 30, 2023, is primarily the result of management’s focus on efficiency in personnel and, and has netted a reduction of 12 full time equivalents since March 31, 2023. The increase in data processing expense, for the three months ended June 30, 2023, is primarily the result of increased system utilization. The increase in federal deposit insurance premiums, for the three-month period, is primarily the result of growth of the Bank’s average assets and higher assessment rate. The decrease in marketing expenses, for the three-month period ended June 30, 2023, is the result of timing of marketing campaigns and increased marketing in the prior year related to the RYFL acquisition. The decrease in other operating expenses for the three-month period ending June 30, 2023, is primarily the result of decreased consulting and outside service expenses compared to the prior year.

The provision for income taxes was $98 thousand for the three months ended June 30, 2023, as compared to $587 thousand for the three months ended June 30, 2022. The effective tax rate was 3.9% for the three months ended June 30, 2023, as compared to 11.7% for the three months ended June 30, 2022. The Bancorp’s lower current effective tax rate for the three months ended June, 2023, is a result of higher tax preferred income relative to taxable income.

Results of Operations - Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

For the six months ended June 30, 2023, the Bancorp reported net income of $4.7 million, compared to net income of $6.6 million for the six months ended June 30, 2022, a decrease of $1.9 million (28.8%). For the six months ended, the ROA was 0.45%, compared to 0.65 % for the six months ended June 30, 2022. The ROE was 6.74% for the six months ended June 30, 2023, compared to 8.40% for the six months ended June 30, 2022.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2023			June 30, 2022
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS		`			`
Interest bearing deposits in other financial institutions	$30,140	$765	5.08	$24,032	$53	0.44
Federal funds sold	1,275	27	4.24	4,683	2	0.09
Certificates of deposit in other financial institutions	1,762	31	3.52	1,674	6	0.72
Securities available-for-sale	373,413	4,440	2.38	474,016	5,024	2.12
Loans receivable*	1,516,689	36,320	4.79	1,366,900	28,507	4.17
Federal Home Loan Bank stock	6,547	166	5.07	3,530	42	2.38
Total interest earning assets	1,929,826	$41,749	4.33	1,874,835	$33,634	3.59
Cash and non-interest bearing deposits in other financial institutions	18,523			20,821
Allowance for loan losses	(16,569)			(13,383)
Other noninterest bearing assets	154,227			138,343
Total assets	$2,086,007			$2,020,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits	$1,788,925	$10,192	1.14	$1,813,254	$726	0.08
Repurchase agreements	26,635	451	3.39	21,013	42	0.40
Borrowed funds	103,465	2,399	4.64	7,982	33	0.83
Total interest bearing liabilities	1,919,025	13,042	1.36	1,842,249	$801	0.09
Other noninterest bearing liabilities	28,066			22,029
Total liabilities	1,947,091			1,864,278
Total stockholders' equity	138,916			156,338
Total liabilities and stockholders' equity	$2,086,007			$2,020,616

Net interest spread	2.97%			3.50%
Net interest margin**	2.98%			3.50%
Ratio of interest-earning assets to interest-bearing liabilities	1.01x			1.02x

* Non-accruing loans have been included in the average balances. ** Net interest income divided by average interest-earning assets.

Net interest income for the six months ended June 30, 2023, was $28.7 million, a decrease of $4.1 million (12.6%), compared to $32.8 million for the six months ended June 30, 2023. The weighted-average yield on interest-earning assets was 4.33% for the six months ended June 30, 2023, compared to 3.59% for the six months ended June 30, 2022. The weighted-average cost of funds for the six months ended June 30, 2023, was 1.36% compared to 0.09% for the six months ended June 30, 2022. The impact of the 4.33% return on interest-earning assets and the 1.36% cost of funds resulted in an interest rate spread of 2.97% for the six months ended June 30, 2023, a decrease from the 3.50% spread for the six months ended June 30, 2022. On a tax adjusted basis, the Bancorp’s net interest margin was 3.13% for the six months ended June 30, 2023, compared to 3.70% for the six months ended June 30, 2023. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Six Months Ended
(unaudited)	June 30, 2023	June 30, 2022
Calculation of tax adjusted net interest margin
Net interest income	$28,707	$32,833
Tax adjusted interest on securities and loans	1,504	1,896
Adjusted net interest income	30,211	34,729
Total average earning assets	1,929,826	1,874,835
Tax adjusted net interest margin	3.13%	3.70%

The decreased net interest income and net interest margin for the six months ended June 30, 2023, was primarily the result of higher cost of funds resulting from the higher rate environment year over year. We anticipate the compression seen throughout the year to continue, unless target rates decrease, and our interest-bearing liabilities are able to be repriced at those lower rates.

The following table shows the change in noninterest income for the six months ending June 30, 2023, and June 30, 2022.

(Dollars in thousands)	Six Months Ended June 30,		6/30/2023 vs. 6/30/2022
(Unaudited)	2023	2022	$ Change	% Change
Noninterest income:
Fees and service charges	3,143	2,864	279	9.7%
Wealth management operations	1,240	1,183	57	4.8%
Gain on sale of loans held-for-sale, net	537	898	(361)	-40.2%
Increase in cash value of bank owned life insurance	380	445	(65)	-14.6%
(Loss) gain on sale of foreclosed real estate	(15)	-	(15)	0.0%
(Loss) gain on sale of securities, net	(48)	639	(687)	-107.5%
Other	377	11	366	3327.3%

Total noninterest income	5,614	6,040	(426)	-7.1%

The increase in fees and service charges is primarily the result of increased fee income from interest rate swap transactions occurring during the year. The decrease in gain on sale of loans, for the six-month period, is the result of lower consumer demand for fixed-rate mortgage products in the higher-rate environment. The decrease in gains on the sale of securities, for the six-month period, is a result of current market conditions. The increase in other noninterest income for the six-month period is the result of building sales.

The following table shows the change in noninterest expense for the six months ending June 30, 2023, and June 30, 2022.

(Dollars in thousands)	Six Months Ended June 30,		6/30/2023 vs. 6/30/2022
(Unaudited)	2023	2022	$ Change	% Change
Noninterest expense:
Compensation and benefits	14,636	14,905	(269)	-1.8%
Occupancy and equipment	3,326	3,229	97	3.0%
Data processing	2,380	4,300	(1,920)	-44.7%
Federal deposit insurance premiums	1,037	599	438	73.1%
Marketing	414	1,036	(622)	-60.0%
Other	6,429	7,376	(947)	-12.8%

Total noninterest expense	28,222	31,445	(3,223)	-10.2%

The decrease in compensation and benefits, for the six months ended June 30, 2023, is primarily the result of management’s focus on efficiency in personnel and has netted a reduction of 21 full time equivalents from December 31, 2022. The increase in occupancy and equipment expense, for the six months ended June 30, 2023, is primarily related to higher operating costs. The decrease in data processing expense, for the six months ended June 30, 2023, is primarily the result of data conversion expenses incurred in the prior year related to the acquisition of RYFL. The increase in federal deposit insurance premiums, for the six-month periods, is primarily the result of growth of the Bank’s average assets and higher assessment rates. The decrease in marketing expenses, for the six-month period ended June 30, 2023, is the result of one-time expenses in the prior year relating to the RYFL acquisition. The decrease in other operating expenses for the six-month period ending June 30, 2023, is primarily the result of one-time expenses incurred in the prior year related to the acquisition of RYFL.

The provision for income taxes was $419 thousand for the six months ended June 30, 2023, as compared to $862 thousand for the six months ended June 30, 2022, a decrease of $443 thousand (51.4%). The effective tax rate was 8.2% for the six months ended June 30, 2023, as compared to 11.6% for the six months ended June 30, 2022. The Bancorp’s lower current period effective tax rate is a result of a greater increase in tax preferred income relative to earnings.

Critical Accounting Policies

The notes to the consolidated financial statements included in Item 8 of the Bancorp’s Annual Report on Form 10–K for 2022 contain a summary of the Bancorp’s significant accounting policies. Certain of these policies are important to the portrayal of the Bancorp’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Due to the adoption of ASU 2016-13, the Bancorp’s critical accounting policy changed over the allowance for credit losses, please see the updated critical accounting policy below:

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2023, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)         Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

Item 1A.         Risk Factors

Not Applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the six months ended June 30, 2023 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2023 – January 31, 2023	-	N/A	-	48,828
February 1, 2023 – February 28, 2023	-	N/A	-	48,828
March 1, 2023 – March 31, 2023	4,188	$37.45	-	48,828
April 1, 2023 – April 30, 2023	-	N/A	-	48,828
May 1, 2023 – May 31, 2023	798	$28.88	-	48,828
June 1, 2023 – June 30, 2023	698	$22.80	-	48,828

(1)

The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

(2)

The number of shares above includes shares of common stock reacquired from the Bancorp’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Bancorp’s 2015 Stock Option and Incentive Plan. For the six months ended June 30, 2023, 5,684 shares were reacquired at an average per share price of $34.45 pursuant to these tax withholding transactions.

Item 3.         Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.         Mine Safety Disclosures

Not Applicable

Item 5.         Other Information

None

Item 6.         Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Bancorp’s Form 10-Q for the quarterly period ended June 30, 2023, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: August 11, 2023	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: August 11, 2023	/s/ Peymon S. Torabi
Peymon S. Torabi
Executive Vice President, Chief Financial Officer and Treasurer