Form 10-Q
period 2023-09-30
Finward Bancorp
filed 2023-11-09
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2023 or

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

There were 4,300,517 shares of the registrant’s Common Stock, without par value, outstanding at November 9, 2023.

Finward Bancorp

Index

		Page Number

PART I.	Financial Information

	Item 1. Unaudited Financial Statements and Notes	1

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	49

	Item 4. Controls and Procedures	49

PART II.	Other Information	50

SIGNATURES		51

EXHIBITS
	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.1 Section 1350 Certifications
	101 XBRL Interactive Data File

Finward Bancorp

Consolidated Balance Sheet

	(unaudited)
	September 30,	December 31,
(Dollars in thousands)	2023	2022

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$17,922	$19,965
Interest bearing deposits in other financial institutions	52,875	11,210
Federal funds sold	851	107

Total cash and cash equivalents	71,648	31,282

Certificates of deposit in other financial institutions	-	2,456

Securities available-for-sale	339,280	370,896
Loans held-for-sale	2,057	1,543
Loans receivable, net of deferred fees and costs	1,525,660	1,513,631
Less: allowance for credit losses (1)	(19,430)	(12,897)
Net loans receivable	1,506,230	1,500,734
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,864	7,421
Premises and equipment	38,810	40,212
Cash value of bank owned life insurance	32,509	31,936
Goodwill	22,395	22,395
Other intangible assets	3,636	4,794
Other assets	56,494	50,123

Total assets	$2,087,470	$2,070,339

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$312,635	$359,092
Interest bearing	1,471,402	1,415,925
Total	1,784,037	1,775,017
Repurchase agreements	48,310	15,503
Borrowed funds	100,000	120,000
Accrued expenses and other liabilities	36,080	23,426

Total liabilities	1,968,427	1,933,946

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: September 30, 2023 - 4,300,881 December 31, 2022 - 4,298,401	-	-
Additional paid-in capital	69,482	69,032
Accumulated other comprehensive loss	(78,848)	(64,300)
Retained earnings	128,409	131,661

Total stockholders' equity	119,043	136,393

Total liabilities and stockholders' equity	$2,087,470	$2,070,339

See accompanying notes to consolidated financial statements.

(1) See note 3 regarding adoption of ASC 326

Finward Bancorp

Consolidated Statements of Income

(Dollars in thousands)	Quarter Ended September 30,		Nine months Ended September 30,
(Unaudited)	2023	2022	2023	2022
Interest income:
Loans receivable	$19,161	$16,122	$55,481	$44,629
Securities	2,246	2,292	6,852	7,358
Other interest earning assets	371	125	1,194	186

Total interest income	21,778	18,539	63,527	52,173

Interest expense:
Deposits	7,066	871	17,258	1,597
Repurchase agreements	441	51	892	93
Borrowed funds	1,138	110	3,537	143

Total interest expense	8,645	1,032	21,687	1,833

Net interest income	13,133	17,507	41,840	50,340
Provision for credit losses (1)	244	-	1,246	-

Net interest income after provision for credit losses	12,889	17,507	40,594	50,340

Noninterest income:
Fees and service charges	1,374	1,570	4,517	4,434
Wealth management operations	572	407	1,812	1,590
Gain on sale of loans held-for-sale, net	192	344	729	1,242
Increase in cash value of bank owned life insurance	193	183	573	628
(Loss) gain on sale of foreclosed real estate	2	-	(13)	-
(Loss) gain on sale of securities, net	-	23	(48)	662
Other	64	103	441	114

Total noninterest income	2,397	2,630	8,011	8,670

Noninterest expense:
Compensation and benefits	6,729	7,498	21,365	22,403
Occupancy and equipment	1,711	1,804	5,037	5,033
Data processing	1,085	1,212	3,465	5,512
Federal deposit insurance premiums	474	350	1,511	949
Marketing	235	587	649	1,623
Impairment charge on assets held for sale	-	254	-	254
Other	3,259	3,305	9,688	10,681

Total noninterest expense	13,493	15,010	41,715	46,455

Income before income tax expenses	1,793	5,127	6,890	12,555
Income tax expenses (benefit)	(398)	571	21	1,433

Net income	$2,191	$4,556	$6,869	$11,122

Earnings per common share:
Basic	$0.52	$1.07	$1.60	$2.68
Diluted	$0.51	$1.07	$1.60	$2.67

Dividends declared per common share	$0.31	$0.31	$0.93	$0.93

See accompanying notes to consolidated financial statements.

(1) See note 3 regarding adoption of ASC 326

Finward Bancorp

Consolidated Statements of Comprehensive Loss

(unaudited)

(Dollars in thousands)	Three Months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022

Net income	$2,191	$4,556	$6,869	$11,122

Net change in net unrealized losses on securities available-for-sale:
Unrealized loss arising during the period	(24,552)	(27,900)	(19,198)	(105,810)
Less: reclassification adjustment for losses (gains) included in net income	-	(23)	48	(662)
Net securities loss during the period	(24,552)	(27,923)	(19,150)	(106,472)
Tax effect	5,889	5,865	4,602	22,357
Other comprehensive loss, net of tax	(18,663)	(22,058)	(14,548)	(84,115)
Comprehensive loss, net of tax	$(16,472)	$(17,502)	$(7,679)	$(72,993)

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Changes in Stockholder's Equity

(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at June 30, 2022	$-	$68,623	$(57,781)	$125,812	$136,654

Net income	-	-	-	4,556	4,556
Other comprehensive loss, net of tax	-	-	(22,058)	-	(22,058)
Net surrender value of 113 restricted stock awards		-			-
Stock-based compensation expense	-	203	-	-	203
Other adjustments	-	-	-	-	-
Cash dividends, $0.31 per share	-	-	-	(1,332)	(1,332)

Balance at September 30, 2022	$-	$68,826	$(79,839)	$129,036	$118,023

Balance at January 1, 2022	$-	$30,430	$4,276	$121,909	$156,615

Net income	-	-	-	11,122	11,122
Other comprehensive loss, net of tax	-	-	(84,115)	-	(84,115)
Net surrender value of 2,479 restricted stock awards	-	(120)	-	-	(120)
Stock-based compensation expense	-	535	-	-	535
Issuance of 795,423 shares at $47.75 per share, for acquisition of Royal Financial, Inc	-	37,902	-	-	37,902
Other adjustments	-	79	-	-	79
Cash dividends, $0.93 per share	-	-	-	(3,995)	(3,995)

Balance at September 30, 2022	$-	$68,826	$(79,839)	$129,036	$118,023

Balance at June 30, 2023	$-	$69,384	$(60,185)	$127,551	$136,750

Net income	-	-	-	2,191	2,191
Other comprehensive loss, net of tax	-	-	(18,663)	-	(18,663)
Stock-based compensation expense	-	98	-	-	98
Cash dividends, $0.31 per share	-	-	-	(1,333)	(1,333)

Balance at September 30, 2023	$-	$69,482	$(78,848)	$128,409	$119,043

Balance at January 1, 2023	$-	$69,032	$(64,300)	$131,661	$136,393

Impact of adoption of ASU No. 2016-13	-	-	-	(6,118)	(6,118)
Net income	-	-	-	6,869	6,869
Other comprehensive loss, net of tax	-	-	(14,548)	-	(14,548)
Net surrender value of 5,684 restricted stock awards	-	(196)	-	-	(196)
Stock-based compensation expense	-	646	-	-	646
Cash dividends, $0.93 per share	-	-	-	(4,003)	(4,003)

Balance at September 30, 2023	$-	$69,482	$(78,848)	$128,409	$119,043

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,869	$11,122
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(30,374)	(40,775)
Sale of loans originated for sale	30,568	45,994
Depreciation and amortization, net of accretion	5,076	4,695
Stock based compensation expense	646	535
Loss (gain) on sale of securities, net	48	(662)
Gain on sale of loans held-for-sale, net	(717)	(1,352)
Loss on sale of premises and equipment, net	-	254
Gain on cash value of bank owned life insurance	(573)	(628)
(Gain) loss on derivatives	(12)	110
Provision for credit losses	1,246	-
Net change in:
Interest receivable	(443)	431
Other assets	269	(5,043)
Accrued expenses and other liabilities	9,769	(3,045)
Total adjustments	15,503	514
Net cash provided by operating activities	22,372	11,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	2,456	474
Purchase of certificates of deposit in other financial institutions	-	(734)
Proceeds from maturities and pay downs of securities available-for-sale	10,950	37,289
Proceeds from sales of securities available-for-sale	476	53,953
Purchase of securities available-for-sale	(123)	(30,421)
Proceeds from bank owned life insurance	-	314
Net change in loans receivable	(12,612)	(82,501)
Proceeds of Federal Home Loan Bank Stock	-	1,512
Purchase of loans receivable	-	(2,663)
Purchase of premises and equipment, net	(784)	(2,656)
Proceeds from sale of premises and equipment	-	1,694
Cash and cash equivalents from acquisition activity, net	-	33,799
Net cash provided by (used in) investing activities	363	10,060

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	9,020	(76,273)
Proceeds from borrowed funds	150,000	56,174
Repayment of borrowed funds	(170,000)	-
Net surrender value of restricted stock awards	(196)	(120)
Change in repurchase agreements	32,807	7,385
Dividends paid	(4,000)	(3,742)
Net cash (used in) provided by financing activities	17,631	(16,576)
Net change in cash and cash equivalents	40,366	5,120
Cash and cash equivalents at beginning of period	31,282	33,176
Cash and cash equivalents at end of period	$71,648	$38,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,987	$1,749
Income taxes	335	1,157
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$-	$528,321
Value of goodwill and other intangible assets	-	14,726
Fair value of liabilities assumed	-	486,341
Cash paid for acquisition	-	18,725
Issuance of common stock for acquisition	-	37,981
Noncash activities:
Dividends declared not paid	1,333	1,332
Initial recoginition of ASU 2016-13	8,266	-

See accompanying notes to consolidated financial statements.

Finward Bancorp

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Organization and Description of Business

The consolidated financial statements include the accounts of Finward Bancorp (the “Bancorp”), its wholly-owned subsidiary Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank and the Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2023, and December 31, 2022, and the consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and nine months ended September 30, 2023, and 2022, and consolidated statements of cash flows for the nine months ended September 30, 2023, and 2022. The income reported for the nine month period ended September 30, 2023, is not necessarily indicative of the results to be expected for the full year.

The Notes to the Consolidated Financial Statements appearing in Finward Bancorp’s Annual Report on Form 10-K (“2022 Annual Report on Form 10-K”), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Balance Sheet at December 31, 2022, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income.

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

In July 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock” (“ASU 2023-03”). This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Bulletin ("SAB") number 120. ASU 2023-03 does not provide any new guidance, so there is no transition or effective date. ASU 2023-03 did not have a material impact on our condensed consolidated financial statements.

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

The following pro-forma and earnings (unaudited) of the combined company are presented as if the RYFL merger had occurred on January 1, 2023, and January 1, 2022:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Selected Financial Data
Interest income	$21,778	$18,539	$63,527	$53,868
Interest expense	(8,645)	(1,032)	(21,687)	(1,934)
Provision for loan losses	(244)	-	(1,246)	-
Non-interest income	2,397	2,630	8,011	8,809
Non-interest expense (1)	(13,493)	(15,010)	(41,715)	(44,583)
Income before provision for income taxes	1,793	5,127	6,890	16,160
Income tax expense	398	(571)	(21)	(2,190)
Net income	$2,191	$4,556	$6,869	$13,970

Earnings per common share:
Basic	$0.52	$1.07	$1.60	$3.36
Diluted	$0.51	$1.07	$1.60	$3.35

(1) Excludes $2.9 million in pre-tax merger expenses for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, the Bancorp recorded $2.9 million in pre-tax one-time merger expenses related to the RYFL acquisition, and these expenses have been allocated to the following non-interest expense line items within the income statement:

(in thousands)	Nine months ended
Noninterest expense:	September 30, 2022
Compensation and benefits	$132
Data processing	1,929
Marketing	135
Other	656

Period merger expense	$2,852

Note 6 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2023
U.S. government sponsored entities	$8,883	$-	$(1,333)	7,550
U.S. treasury securities	-	-	-	-
Collateralized mortgage obligations and residential mortgage-backed securities	152,118	-	(33,022)	119,096
Municipal securities	279,837	-	(68,358)	211,479
Collateralized debt obligations	2,173	-	(1,018)	1,155
Total securities available-for-sale	$443,011	$-	$(103,731)	$339,280

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2022
U.S. government sponsored entities	$8,883	$-	$(1,258)	$7,625
U.S. treasury securities	389	-	-	389
Collateralized mortgage obligations and residential mortgage-backed securities	163,000	-	(28,884)	134,116
Municipal securities	281,032	7	(53,321)	227,718
Collateralized debt obligations	2,173	-	(1,125)	1,048
Total securities available-for-sale	$455,477	$7	$(84,588)	$370,896

The cost basis and estimated fair value of available-for-sale debt securities at September 30, 2023, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
September 30, 2023	Basis	Value
Due in one year or less	$690	$688
Due from one to five years	10,293	8,853
Due from five to ten years	21,761	19,048
Due over ten years	258,149	191,595

Collateralized mortgage obligations and residential mortgage-backed securities	152,118	119,096
Total	$443,011	$339,280

Sales of available-for-sale securities were as follows for the three months ended:

	September 30,	September 30,
	2023	2022

Proceeds	$124	$10,178
Gross gains	-	41
Gross losses	-	(18)

Sales of available-for-sale securities were as follows for the nine months ended:

	(Dollars in thousands)
	September 30,	September 30,
	2023	2022

Proceeds	$476	$53,953
Gross gains	-	733
Gross losses	(48)	(71)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, June 30, 2022	$(57,781)
Current period change	(22,058)
Ending balance, September 30, 2022	$(79,839)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, June 30, 2023	$(60,185)
Current period change	(18,663)
Ending balance, September 30, 2023	$(78,848)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2021	$4,276
Current period change	(84,115)
Ending balance, September 30, 2022	$(79,839)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2022	$(64,300)
Current period change	(14,548)
Ending balance, September 30, 2023	$(78,848)

Securities with market values of approximately $294.4 million and $223.7 million were pledged as of September 30, 2023 and December 31, 2022, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with gross unrealized losses at September 30, 2023, and December 31, 2022 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
September 30, 2023
U.S. government sponsored entities	$-	$-	$7,550	$(1,333)	$7,550	$(1,333)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	119,096	(33,022)	119,096	(33,022)	100.0%
Municipal securities	12,529	(1,185)	198,950	(67,173)	211,479	(68,358)	100.0%
Collateralized debt obligations	-	-	1,155	(1,018)	1,155	(1,018)	100.0%
Total temporarily impaired	$12,529	$(1,185)	$326,751	$(102,546)	$339,280	$(103,731)	100.0%
Number of securities		20		425		445

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2022
U.S. government sponsored entities	$-	$-	$7,625	$(1,258)	$7,625	$(1,258)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	32,700	(4,955)	101,416	(23,929)	134,116	(28,884)	100.0%
Municipal securities	171,581	(35,935)	52,961	(17,386)	224,542	(53,321)	98.6%
Collateralized debt obligations	-	-	1,048	(1,125)	1,048	(1,125)	100.0%
Total temporarily impaired	$204,281	$(40,890)	$163,050	$(43,698)	$367,331	$(84,588)	99.0%
Number of securities		311		135		446

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

At September 30, 2023, collateralized debt obligations with a cost basis of $2.2 million and fair value of $1.2 million had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.

Accrued interest receivable on AFS debt securities totaled $2.4 million at September 30, 2023, and is excluded from the estimate of credit losses. The Bancorp made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.

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

Construction and Land Development. Construction loans on residential properties are made primarily to individuals and contractors who are under contract with individual purchasers. These loans are personally guaranteed by the borrower. The maximum loan-to-value ratio is 89% of either the current appraised value or the cost of construction, whichever is less. Residential construction loans are typically made for periods of nine months to one year.

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

Loans receivable are summarized below:

(Dollars in thousands)
	September 30, 2023	December 31, 2022
Loans secured by real estate:
Residential real estate	$487,659	$484,595
Home equity	47,339	38,978
Commercial real estate	498,513	486,431
Construction and land development	121,547	108,926
Multifamily	225,469	251,014
Total loans secured by real estate	1,380,527	1,369,944
Commercial business	98,723	93,278
Consumer	747	918
Manufactured homes	31,661	34,882
Government	10,021	9,549
Loans receivable	1,521,679	1,508,571
Add (less):
Net deferred loan origination costs	4,070	5,083
Undisbursed loan funds	(89)	(23)
Loans receivable, net of deferred fees and costs	$1,525,660	$1,513,631

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Current	Accruing Loans	Non-accrual Loans	Total Loans Receivable
September 30, 2023
Residential real estate	$5,419	$1,380	$11	$6,810	$475,035	$481,845	$5,814	$487,659
Home equity	216	10	-	226	46,500	46,726	613	47,339
Commercial real estate	1,583	527	222	2,332	495,183	497,515	998	498,513
Construction and land development	-	-	-	-	121,547	121,547	-	121,547
Multifamily	3,351	308	-	3,659	220,862	224,521	948	225,469
Commercial business	701	30	-	731	96,527	97,258	1,465	98,723
Consumer	-	-	-	-	745	745	2	747
Manufactured homes	485	246	-	731	30,930	31,661	-	31,661
Government	-	-	-	-	10,021	10,021	-	10,021
Total	$11,755	$2,501	$233	$14,489	$1,497,350	$1,511,839	$9,840	$1,521,679

December 31, 2022
Residential real estate	$3,758	$2,520	$166	$6,444	$472,804	$479,248	$5,347	$484,595
Home equity	315	42	-	357	38,027	38,384	594	38,978
Commercial real estate	1,399	150	-	1,549	481,640	483,189	3,242	486,431
Construction and land development	2,673	-	-	2,673	106,253	108,926	-	108,926
Multifamily	1,724	616	-	2,340	241,610	243,950	7,064	251,014
Commercial business	1,775	-	-	1,775	89,622	91,397	1,881	93,278
Consumer	3	-	-	3	915	918	-	918
Manufactured homes	601	256	82	939	33,943	34,882	-	34,882
Government	-	-	-	-	9,549	9,549	-	9,549
Total	$12,248	$3,584	$248	$16,080	$1,474,363	$1,490,443	$18,128	$1,508,571

The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of September 30, 2023, and gross charge-offs for the nine months ended September 30, 2023.

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$120,990	$327,676	$329,016	$238,750	$117,664	$290,691	$94,590	$2,302	$1,521,679
Total current period gross charge-off	$(60)	$(110)	$-	$(342)	$(11)	$(973)	$-	$-	(1,496)

Residential real estate
Pass (1-6)	$17,958	$94,369	$104,146	$116,629	$24,264	$119,977	$2,038	$-	$479,381
Special Mention (7)	-	-	153	107	303	1,371	-	-	1,934
Substandard (8)	-	966	154	488	457	4,279	-	-	6,344
Total	$17,958	$95,335	$104,453	$117,224	$25,024	$125,627	$2,038	$-	$487,659
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Home equity
Pass (1-6)	$95	$116	$104	$16	$68	$2,132	$43,337	$665	$46,533
Special Mention (7)	-	-	-	-	-	67	114	-	181
Substandard (8)	-	167	-	-	-	154	304	-	625
Total	$95	$283	$104	$16	$68	$2,353	$43,755	$665	$47,339
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$47,346	$121,142	$93,017	$56,483	$56,482	$112,834	$2,882	$-	$490,186
Special Mention (7)	-	71	1,328	851	1,134	2,499	-	-	5,883
Substandard (8)	-	49	92	239	-	2,064	-	-	2,444
Total	$47,346	$121,262	$94,437	$57,573	$57,616	$117,397	$2,882	$-	$498,513
Current period gross charge-off	-	-	-	-	-	(371)	-	-	(371)

Construction and land development
Pass (1-6)	$32,930	$37,460	$20,838	$2,018	$8,640	$497	$11,501	$1,637	$115,521
Special Mention (7)	365	-	3,459	2,202	-	-	-	-	6,026
Total	$33,295	$37,460	$24,297	$4,220	$8,640	$497	$11,501	$1,637	$121,547
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$9,588	$53,484	$81,284	$43,521	$14,303	$21,496	$179	$-	$223,855
Special Mention (7)	-	-	-	-	-	130	-	-	130
Substandard (8)	-	-	-	457	-	1,027	-	-	1,484
Total	$9,588	$53,484	$81,284	$43,978	$14,303	$22,653	$179	$-	$225,469
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial business
Pass (1-6)	$10,383	$15,992	$9,910	$6,227	$6,438	$13,398	$34,235	$-	$96,583
Special Mention (7)	33	-	63	-	134	446	-	-	676
Substandard (8)	-	-	199	99	-	1,166	-	-	1,464
Total	$10,416	$15,992	$10,172	$6,326	$6,572	$15,010	$34,235	$-	$98,723
Current period gross charge-off	-	(110)	-	(342)	(11)	(602)	-	-	(1,065)

Consumer
Pass (1-6)	$402	$87	$127	$9	$19	$101	$-	$-	$745
Substandard (8)	-	-	-	2	-	-	-	-	2
Total	$402	$87	$127	$11	$19	$101	$-	$-	$747
Current period gross charge-off	(60)	-	-	-	-	-	-	-	(60)

Manufactured homes
Pass (1-6)	$-	$1,958	$12,709	$9,402	$5,422	$2,170	$-	$-	$31,661
Total	$-	$1,958	$12,709	$9,402	$5,422	$2,170	$-	$-	$31,661
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Total	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Current period gross charge-off	-	-	-	-	-	-	-	-	-

The Bancorp's credit quality indicators are summarized below at December 31, 2022:

	December 31, 2022
(Dollars in thousands)	1-6	7	8

Loan Segment	Pass	Special mention	Substandard	Total
Residential real estate	$477,222	$1,338	$6,035	$484,595
Home equity	37,981	385	612	38,978
Commercial real estate	474,055	4,955	7,421	486,431
Construction and land development	106,580	2,346	-	108,926
Multifamily	242,091	1,859	7,064	251,014
Commercial business	90,694	703	1,881	93,278
Consumer	918	-	-	918
Manufactured homes	34,882	-	-	34,882
Government	9,549	-	-	9,549
Total	$1,473,972	$11,586	$23,013	$1,508,571

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

2 – Excellent Quality

The borrower generates excellent and consistent cash flow for debt coverage, excellent average credit scores, excellent liquidity and net worth and are reputable operators with over 15 years’ experience. Current and debt to tangible net worth ratios are excellent. Loan to value is substantially below policy and collateral condition is excellent.

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

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at September 30, 2023, that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the three months ended September 30, 2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Home Equity	$-	$16	$-	$-	0.03%
Total	$-	$16	$-	$-	0.00%

	For the nine months ended September 30, 2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$-	$878	$-	$-	0.18%
Home Equity	$-	$16	$-	$-	0.03%
Total	$-	$894	$-	$-	0.06%

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Bancorp closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the nine months ended September 30, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$878	$-	$-	$-
Home Equity	$16	$-	$-	$-
Total	$894	$-	$-	$-

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

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02

During the nine months ending September 30, 2022, nine residential real estate loans totaling $1.5 million, one commercial real estate loan totaling $1.4 million, and one home equity loan totaling $5 thousand, were modified to include deferral of principal resulting in troubled debt restructuring classification. No trouble debt restructuring loans had subsequently defaulted during the nine months ending September 30, 2022. All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

Acquired Loan Purchase Discounts

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $5.8 million at September 30, 2023, compared to $5.5 million at December 31, 2022.

Accretable yield, or income recorded for the three months ended September 30, is as follows:

(dollars in thousands)	Total
2022	$176
2023	244

Accretable yield, or income recorded for the nine months ended September 30, is as follows:

(dollars in thousands)	Total
2022	$723
2023	486

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
Remainder 2023	194
2024	768
2025	689
2026	466
2027 and thereafter	3,679
Total	$5,796

AllowanceforCreditLosses

The allowance for credit losses is established for current expected credit losses on the Bancorp’s loan and lease portfolios utilizing guidance in Accounting Standards Codification (ASC) Topic 326. The Bancorp adopted ASU 2016-13 on January 1, 2023. Therefore, September 30, 2022, provision for credit losses and other allowance for loan and lease loss disclosures for the three and nine months ended September 30, 2022, were calculated under the incurred loss method.

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

The Bancorp categorizes the loan portfolios into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD). In creating the CECL model, the Bancorp has established a two-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Bancorp elected to use peer data for a more reasonable calculation. The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three and nine months ended September 30, 2023, and 2022.

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended September 30, 2023:

(Dollars in thousands)	Beginning Balance	Adoption of ASC 326	PCD Gross-up	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$4,854	$-	$-	$-	$11	$(154)	$4,711
Home equity	680	-	-	-	-	41	721
Commercial real estate	7,031	-	-	1	1	426	7,459
Construction and land development	3,599	-	-	-	-	(195)	3,404
Multifamily	1,020	-	-	-	45	(115)	950
Commercial business	2,050	-	-	(622)	18	463	1,909
Consumer	57	-	-	(20)	1	18	56
Manufactured homes	166	-	-	-	-	(12)	154
Government	50	-	-	-	-	16	66
Total	$19,507	$-	$-	$(641)	$76	$488	$19,430

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the three months ended September 30, 2022:

Allowance for loan losses:
Residential real estate	$2,756	$-	$-	$-	$8	$246	$3,010
Home equity	373	-	-	-	-	22	395
Commercial real estate	5,527	-	-	-	-	(27)	5,500
Construction and land development	1,744	-	-	-	-	(229)	1,515
Multifamily	1,128	-	-	-	-	108	1,236
Commercial business	1,808	-	-	(57)	50	(100)	1,701
Consumer	70	-	-	(13)	4	(20)	41
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-
Total	$13,406	$-	$-	$(70)	$62	$-	$13,398

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the nine months ended September 30, 2023:

Allowance for credit losses:
Residential real estate	$3,021	$1,688	$535	$-	$74	$(607)	$4,711
Home equity	410	99	29	-	-	183	721
Commercial real estate	5,784	1,003	443	(371)	2	598	7,459
Construction and land development	1,253	1,735	-	-	-	416	3,404
Multifamily	1,007	141	-	-	131	(329)	950
Commercial business	1,365	320	5	(1,065)	166	1,118	1,909
Consumer	57	5	17	(60)	7	30	56
Manufactured homes	-	112	-	-	-	42	154
Government	-	55	-	-	-	11	66
Total	$12,897	$5,158	$1,029	$(1,496)	$380	$1,462	$19,430

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the nine months ended September 30, 2022:

Allowance for loan losses:
Residential real estate	$2,480	$-	$-	$-	$58	$472	$3,010
Home equity	357	-	-	-	-	38	395
Commercial real estate	5,515	-	-	-	-	(15)	5,500
Construction and land development	2,119	-	-	-	-	(604)	1,515
Multifamily	848	-	-	-	-	388	1,236
Commercial business	2,009	-	-	(57)	88	(339)	1,701
Consumer	15	-	-	(50)	16	60	41
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-
Total	$13,343	$-	$-	$(107)	$162	$-	$13,398

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

(Dollars in thousands)	September 30, 2023
Commercial	Real Estate	Accounts Receivable	Other	Total	ACL Allocation
Commercial real estate	$2,441	$-	$-	$2,441	$61
Multifamily	1,483	-	-	1,483	-
Commercial business	-	1,612	298	1,910	493
	$3,924	$1,612	$298	$5,834	$554

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $4.0 million and $4.6 million as of September 30, 2023, and December 31, 2022, respectively, and is included in net deferred loan origination cost.

The following table presents non–accrual loans, and loans past due over 90 days still on accrual by class of loans:

As of September 30, 2023	Nonaccrual with No Allowance for Credit Loss	Nonaccrual	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,065	$4,749	$11
Home equity	183	430	-
Commercial real estate	759	239	222
Construction and land development	-	-	-
Multifamily	948	-	-
Commercial business	-	1,465	-
Consumer	-	2	-
Manufactured homes	-	-	-
Government	-	-	-
Total	$2,955	$6,885	$233

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2022:

Residential real estate	$24	$2,997	$484,595	$1,518	$988	$482,089
Home equity	3	407	38,978	294	125	38,559
Commercial real estate	13	5,771	486,431	2,392	2,935	481,104
Construction and land development	-	1,253	108,926	-	-	108,926
Multifamily	-	1,007	251,014	6,739	382	243,893
Commercial business	297	1,068	93,278	1,758	953	90,567
Consumer	-	57	918	-	17	901
Manufactured homes	-	-	34,882	-	-	34,882
Government	-	-	9,549	-	-	9,549
Total	$337	$12,560	$1,508,571	$12,701	$5,400	$1,490,470

				For the nine months ended		For the three months ended
	As of December 31, 2022			September 30, 2022		September 30, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$1,683	$3,017	$-	$2,596	$206	$2,563	$51
Home equity	262	275	-	216	14	178	1
Commercial real estate	765	765	-	2,932	196	3,677	(24)
Construction & land development	-	-	-	430	13	400	13
Multifamily	556	647	-	2,454	86	2,872	24
Farmland	-	-	-	-	-	-	-
Commercial business	1,205	1,324	-	1,137	79	1,048	3
Consumer	-	-	-	15	1	20	1
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-
							-
With an allowance recorded:							-
Residential real estate	$88	$88	$17	$179	$5	$272	$(4)
Home equity	22	22	4	21	1	21	-
Commercial real estate	835	835	386	844	-	846	-
Construction & land development	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-
Farmland	-	-	-	-	-	-	-
Commercial business	392	392	277	332	14	311	(2)
Consumer	-	-	-	-	-	-	-
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-

Total:
Residential real estate	$1,771	$3,105	$17	$2,775	$211	$2,835	$47
Home equity	$284	$297	$4	$237	$15	$199	$1
Commercial real estate	$1,600	$1,600	$386	$3,776	$196	$4,523	$(24)
Construction & land development	$-	$-	$-	$430	$13	$400	$13
Multifamily	$556	$647	$-	$2,454	$86	$2,872	$24
Farmland	$-	$-	$-	$-	$-	$-	$-
Commercial business	$1,597	$1,716	$277	$1,469	$93	$1,359	$1
Consumer	$-	$-	$-	$15	$1	$20	$1
Manufactured homes	$-	$-	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-	$-	$-

Accrued interest receivable on loans totaled $5.4 million and is excluded from the estimate of credit losses. The Bancorp made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

Three months ended,
September 30,
(Dollars in thousands)	2023
Balance, beginning of period	$3,136
Provision (recovery of provision)	(244)
Balance, end of period	$2,892

Nine months ended,
September 30,
(Dollars in thousands)	2023
Balance, beginning of period	$-
Adoption of ASC 326	3,108
Provision (recovery of provision)	(216)
Balance, end of period	$2,892

Note 8 – Intangibles and Acquisition Related Accounting

(Dollars in thousands)	2023	2022
Goodwill balance January 1,	$22,395	$11,109
Goodwill acquired - Royal Financial	-	11,286
Goodwill balance September 30,	$22,395	$22,395

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

In addition to goodwill, a core deposit intangible was established with the acquisition of RYFL and from previous acquisitions. The Bancorp had core deposit intangible balances of $3.6 million and $4.8 million as of September 30, 2023, and December 31, 2022, respectively. The table below summarizes the annual amortization:

The amortization recorded for the three months ended September 30, is as follows:

(dollars in thousands)	Total
2022	$400
2023	$380

The amortization recorded for the nine months ended September 30, is as follows:

(dollars in thousands)	Total
2022	$1,157
2023	$1,158

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	Total
Remainder of 2023	364
2024	1,411
2025	688
2026	360
2027	294
Thereafter	519
Total	$3,636

For the RYFL acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $1.0 million. Approximately $49 thousand and $134 thousand of amortization was taken as income during the three months ended September 30, 2023, and 2022, respectively. Approximately $176 thousand and $438 thousand of amortization was taken as income during the nine months ended September 30, 2023, and 2022, respectively. It is estimated amortization to be recorded in future periods is as follows: $40 thousand for the remainder of 2023, $124 thousand in 2024, $72 thousand in 2025, and $55 thousand thereafter.

Note 9 – Deposits

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022

Checking	$626,880	$755,377
Savings	320,130	402,365
Money market	294,015	254,157
Certificates of deposit	543,012	363,118
Total deposits	$1,784,037	$1,775,017

The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $76.3 million at September 30, 2023, and $93.6 million at December 31, 2022.

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

Note 11 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2023, and 2022, are as follows:

	Three months ended		Nine months ended
(dollars in thousands except per share data)	September 30,		September 30,
	2023	2022	2023	2022
Basic earnings per common share:
Net income as reported	$2,191	$4,556	$6,869	$11,122
Weighted average common shares outstanding	4,251,920	4,242,568	4,281,205	4,153,733
Basic earnings per common share	$0.52	$1.07	$1.60	$2.68

Diluted earnings per common share:
Net income as reported	$2,191	$4,556	$6,869	$11,122
Weighted average common shares outstanding	4,251,920	4,242,568	4,281,205	4,153,733
Add: Dilutive effect of unvested restricted stock awards	9,041	18,028	7,662	16,804
Weighted average common and dilutive potential common shares outstanding	4,260,961	4,260,596	4,288,867	4,170,537
Diluted earnings per common share	$0.51	$1.07	$1.60	$2.67

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended September 30, 2023, stock based compensation expense of $98 thousand was recorded, compared to $203 thousand for the three months ended September 30, 2022. For the nine months ended September 30, 2023, stock based compensation expense of $646 thousand was recorded, compared to $536 thousand for the nine months ended September 30, 2022. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $843 thousand through 2026 with an weighted average life of 1.5 years.

Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the nine months ended September 30, 2023, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	55,833	$43.87
Granted	10,102	35.01
Vested	(17,549)	44.24
Forfeited	(4,629)	42.78
Non-vested at September 30, 2023	43,757	$41.79

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

The following table shows the amounts of non-hedging derivative financial instruments:

September 30, 2023
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$9,834	Other liabilties	$9,834
Interest rate lock commitments	Other assets	51	N/A	-
Total		$9,885		$9,834

December 31, 2022
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$8,972	Other liabilties	$8,972
Interest rate lock commitments	Other assets	38	N/A	-
Total		$9,010		$8,972

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Three Months Ended
		September 30,
(Dollars in thousands)	Statement of Income Classification	2023	2022
Interest rate swap contracts	Fees and service charges	$(37)	$3
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(36)	(42)
Total		$(73)	$(39)

		Nine Months Ended
		September 30,
(Dollars in thousands)	Statement of Income Classification	2023	2022
Interest rate swap contracts	Fees and service charges	$328	$3
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	12	(110)
Total		$340	$(107)

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2023
Interest rate swap contracts	$9,834	$-	$9,834	$-	$5,470	$4,364
Interest rate lock commitments	51	-	51	-	-	51
Total	$9,885	$-	$9,885	$-	$5,470	$4,415

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2022
Interest rate swap contracts	$8,972	$-	$8,972	$-	$-	$8,972
Interest rate lock commitments	38	-	38	-	-	38
Total	$9,010	$-	$9,010	$-	$-	$9,010

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2023
Interest rate swap contracts	$9,834	$-	$9,834	$-	$-	$9,834
Total	$9,834	$-	$9,834	$-	$-	$9,834

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2022
Interest rate swap contracts	$8,972	$-	$8,972	$-	$3,930	$5,042
Total	$8,972	$-	$8,972	$-	$3,930	$5,042

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2023. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$9,834	$-	$9,834	$-
Interest rate lock commitments	51	-	51	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,550	-	7,550	-
U.S. treasury securities	-	-	-	-
Collateralized mortgage obligations and residential mortgage-backed securities	119,096	-	119,096	-
Municipal securities	211,479	-	211,479	-
Collateralized debt obligations	1,155	-	-	1,155
Total securities available-for-sale	$339,280	$-	$338,125	$1,155

Liabilities:
Interest rate swap contracts	$9,834	$-	$9,834	$-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$8,972	$-	$8,972	$-
Interest rate lock commitments	38	-	38	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,625	-	7,625	-
U.S. treasury securities	389	-	389	-
Collateralized mortgage obligations and residential mortgage-backed securities	134,116	-	134,116	-
Municipal securities	227,718	-	227,718	-
Collateralized debt obligations	1,048	-	-	1,048
Total securities available-for-sale	$370,896	$-	$369,848	$1,048

Liabilities:
Interest rate swap contracts	$8,972	$-	$8,972	$-

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, June 30, 2022	$972
Principal payments	-
Total unrealized gains, included in other comprehensive income	55
Ending balance, September 30, 2022	$1,027

Beginning balance, June 30, 2023	$1,075
Principal payments	-
Total unrealized gains, included in other comprehensive loss	80
Ending balance, September 30, 2023	$1,155

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2022	$992
Principal payments	-
Total unrealized gains, included in other comprehensive income	35
Ending balance, September 30, 2022	$1,027

Beginning balance, January 1, 2023	$1,048
Principal payments	-
Total unrealized gains, included in other comprehensive loss	107
Ending balance, September 30, 2023	$1,155

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at September 30, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$6,132	$-	$-	$6,132

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,620	$-	$-	$2,620

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

	September 30, 2023		Estimated Fair Value Measurements at September 30, 2023 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$71,648	$71,648	$71,648	$-	$-
Loans held-for-sale	2,057	2,080	-	2,080	-
Loans receivable, net	1,506,230	1,400,946	-	-	1,400,946
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,864	7,864	-	7,864	-

Financial liabilities:
Non-interest bearing deposits	312,635	312,635	312,635	-	-
Interest bearing deposits	1,471,402	1,468,670	928,390	540,280	-
Repurchase agreements	48,310	48,274	39,420	8,854	-
Borrowed funds	100,000	99,394	-	99,394	-
Accrued interest payable	3,035	3,035	-	3,035	-

	December 31, 2022		Estimated Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,282	$31,282	$31,282	$-	$-
Certificates of deposit in other financial institutions	2,456	2,404	-	2,404	-
Loans held-for-sale	1,543	1,555	-	1,555	-
Loans receivable, net	1,500,734	1,437,496	-	-	1,437,496
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,421	7,421	-	7,421	-

Financial liabilities:
Non-interest bearing deposits	359,092	359,092	359,092	-	-
Interest bearing deposits	1,415,925	1,414,738	1,052,807	361,931	-
Repurchase agreements	15,503	15,361	7,975	7,386	-
Borrowed funds	120,000	119,689	-	119,689	-
Accrued interest payable	336	336	-	336	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended September 30, 2023 and December 31, 2022:

Cash and cash equivalent carrying amounts approximate fair value. Certificates of deposits in other financial institutions carrying amounts approximate fair value (Level 2). Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 1). The estimated fair value for net loans receivable is based on the exit price notion which is the exchange price that would be received to transfer the loans at the most advantageous market price in an orderly transaction between market participants on the measurement date (Level 3). Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer of the security Fair values of accrued interest receivable and payable approximate book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

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

Note 15 - Borrowings

At September 30, 2023, and December 31, 2022, borrowed funds are summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2023	2022
Fixed rate advances from the BTFP with outstanding rates of 4.38% as of September 30, 2023	$100,000	$-
Fixed rate advances from the FHLB with outstanding rates of 4.30% as of December 31, 2022	$-	$120,000
Total	$100,000	$120,000

At September 30, 2023, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2023	$-
2024	100,000
Total	$100,000

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (the “BTFP”). The BTFP offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par for purposes of the collateral pledge under the BTFP. During the first quarter of 2023, the Bancorp participated in the BTFP by accessing $100 million of low-cost capital under the program. As of September 30, 2023, the Bancorp had pledged securities as collateral for the program with a par value of $107.1 million. The Bancorp’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. The Bancorp has available liquidity of $757.9 million including borrowing capacity from the FHLB and Federal Reserve facilities. In addition to the BTFP, the Bancorp maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp did not have a balance on the line of credit at September 30, 2023 or December 31, 2022.

Note 16 – Subsequent Events

On November 7, 2023, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Stipulation”) with the FDIC and the Indiana Department of Financial Institutions (“DFI”), consenting to the issuance of a consent order (the “Order”) relating to the Bank’s compliance with the Bank Secrecy Act and its implementing regulations (collectively, the “BSA”). In consenting to the issuance of the Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices or violations of law or regulation relating to its BSA compliance. The Order is based on findings of the FDIC and DFI during their joint examination commencing in February 2023 (the “Examination”).

On November 7, 2023, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and DFI. The MOU is an informal administrative agreement pursuant to which the Bank has agreed to take various actions and comply with certain requirements to enhance certain areas of the Bank’s operations. The MOU documents an understanding among the Bank, the FDIC, and DFI that, among other things, the Bank will: refrain from paying cash dividends without prior regulatory approval, and develop and implement certain plans regarding the Bank’s operations, capital, and strategy. The Bank will submit written quarterly progress reports to the FDIC and DFI detailing compliance with the MOU. The MOU will remain in effect until modified or terminated by the FDIC and DFI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (the “Bank”), an Indiana commercial bank is a wholly-owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank. The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2023, as compared to December 31, 2022, and the results of operations for the three and nine months ending September 30, 2023, and September 30, 2022. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

At September 30, 2023, the Bancorp had total assets of $2.1 billion, total loans receivable of $1.5 billion and total deposits of $1.8 billion. Stockholders' equity totaled $119.0 million or 5.7% of total assets, with a book value per share of $27.68. Net income for the quarter ended September 30, 2023, was $2.2 million, or $0.51 earnings per common diluted share. For the quarter ended September 30, 2023, the return on average assets (ROA) was 0.42%, while the return on average stockholders’ equity (ROE) was 6.55%. Net income for the nine months ended September 30, 2023, was $6.9 million, or $1.60 earnings per diluted common share. For the nine months ended September 30, 2023, the ROA was 0.44%, while the ROE was 6.68%.

Recent Developments within the Banking Industry

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses, and eroding consumer confidence in the banking system. In this regard, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation (FDIC). In addition, on May 1, 2023, the FDIC was appointed as receiver for First Republic Bank, and on that same date JPMorgan Chase acquired the substantial majority of the assets and assumed the deposits and certain other liabilities of First Republic Bank from the FDIC receivership. These bank failures were driven principally by rapid withdrawals by depositors with large uninsured balances held at these institutions and losses incurred by these banks in liquidating their bond portfolios to provide liquidity to fund these deposit outflows. The FDIC determined that Silicon Valley Bank and Signature Bank were systemically important and fully guaranteed their depositor balances above the $250,000 FDIC insurance limit. Given the sharp increase in market interest rates during 2022 and the first nine months of 2023, most financial institutions’ bond portfolios have significant unrealized loss positions, which has continued into the third quarter of 2023 with the higher bond yields at the long end of the yield curve when compared to December 31, 2022.

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

In connection with these negative industry developments, the Bancorp has proactively managed its liquidity position and balance sheet in order to remain flexible and respond to further economic, industry, and regulatory conditions. The Bancorp’s total deposits as of September 30, 2023 increased by 0.5% as compared to December 31, 2022, while core deposits as of September 30, 2023 decreased by 12.1% as compared to December 31, 2022. The increase in deposit balances and decrease in core deposits is related to customer preferences for the Bancorp's higher yielding certificate of deposit products. The Bancorp’s uninsured deposits represented 27% of total deposits at September 30, 2023 compared to 29% of total deposits at December 31, 2022. The Bancorp also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. In this regard, during the first nine months of 2023 the Bancorp participated in the BTFP by accessing $100 million of low-cost capital under the program. Furthermore, the Bancorp’s capital remains in excess of all required thresholds to be considered “well capitalized” under the FDIC’s risk-based capital guidelines, with common equity Tier 1 and total capital ratios of 10.20% and 11.20%, respectively, as of September 30, 2023.

Recent Developments - Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of expected credit losses over the expected contractual life of our existing loan portfolio and the establishment of an allowance that is sufficient to absorb those losses. As of January 1, 2023, we adopted ASU2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as current expected credit losses (CECL). Determining the appropriateness of the allowance is complex and requires judgement by management about the effect of matters that are inherently uncertain. In determining an appropriate allowance, management makes numerous judgments, assumptions, and estimates which are inherently subjective, as they require material estimates that may be susceptible to significant change. These estimates are derived based on continuous review of the loan portfolio, assessments of client performance, movement through delinquency stages, probability of default, losses given default, collateral values, and disposition, as well as expected cash flows, economic forecasts, and qualitative factors, such as changes in current economic conditions. As stated in Note 7 to our unaudited condensed consolidated financial statements set forth herein, we segment our loan portfolios based on similar risk characteristics for collective evaluation using a non-discounted cash flow approach to estimate expected losses. We use a PD/LGD (probability of default/loss given default) model which aligns well with our internal risk rating system. Actual losses may differ from estimated amounts due to model inefficiencies or management’s inability to adequately determine appropriate model adjustment factors. The new accounting standard further requires management to use forecasts about future economic conditions to determine the expected credit losses over the remaining life of the asset. Forecast adjustments are fundamentally difficult to establish and, in the current environment, due to uncertainty given the potential recession and political environment, the task is even more formidable. We use a two-year reasonable and supportable period across all loan segments to forecast economic conditions. We believe the two-year time horizon aligns with available industry guidance and various forecasting sources. In assessing the factors used to derive an appropriate allowance, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes but is new to the application of CECL. We have been diligent in our efforts to gain a thorough understanding of the accounting standard, and have reviewed our portfolios, loan segmentations, methodologies and models and believe we have made appropriate and prudent decisions. Nonetheless, if management’s underlying assumptions prove to be inaccurate, the allowance for loan losses would have to be adjusted. Our accounting policies related to the allowance for credit losses is disclosed in the section titled “Critical Accounting Policies” under the heading “Allowance for Credit Losses.”

Regulatory Developments Regarding the Bancorp and the Bank

Consent Order

On November 7, 2023, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Stipulation”) with the FDIC and the Indiana Department of Financial Institutions (“DFI”), consenting to the issuance of a consent order (the “Order”) relating to the Bank’s compliance with the Bank Secrecy Act and its implementing regulations (collectively, the “BSA”). In consenting to the issuance of the Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices or violations of law or regulation relating to its BSA compliance. The Order is based on findings of the FDIC and DFI during their joint examination commencing in February 2023 (the “Examination”). Since the completion of the Examination, the board of directors and management of the Bancorp and the Bank have aggressively taken an active role in working to address the findings contained in the Examination and have proactively taken steps to comply with the requirements of the Order prior to its effectiveness, as further discussed below.

Under the terms of the Order, the Bank or its board of directors is required to take certain affirmative actions to comply with the Bank’s obligations under the BSA. These affirmative actions include, but are not limited to, the following: strengthening the board of directors’ oversight of the Bank’s BSA activities; developing, adopting, and implementing a revised BSA compliance program; developing a revised system of internal controls designed to ensure full compliance with the BSA; retaining management qualified to oversee the Bank’s BSA compliance program, including retaining a qualified BSA officer; assessing BSA staffing needs and identifying staff positions and personnel for BSA compliance; developing, adopting, and implementing a revised BSA training program; developing, adopting, and implementing a revised suspicious activity reporting program; implementing a board-approved customer due diligence program, and reviewing and enforcing enhanced customer due diligence and risk assessment procedures; eliminating or correcting certain violations of BSA law and regulations, and correcting BSA program weaknesses; ensuring that all reports required by the BSA are accurately and properly filed; and developing and implementing a written plan to review past account and transaction activity to determine whether suspicious activity was properly identified and reported.

Prior to implementation, certain of the actions required by the Order are subject to review by, and approval or non-objection from, the FDIC and the DFI. The Order will remain in effect and enforceable until it is modified, terminated, suspended, or set aside by the FDIC and DFI.

Numerous actions have already been taken or commenced by the Bank to strengthen its BSA and anti-money laundering compliance practices, policies, procedures, and controls. In this regard, the Bank began developing corrective actions prior to the entry of the Order and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order. These actions include, without limitation, the formation of a Risk Management and Compliance Committee of the board of directors, consisting solely of independent directors, to assist the board in overseeing compliance efforts; enhancing the Bank’s risk management and compliance programs through restructuring reporting lines; improving technology and increasing BSA compliance staff, including hiring senior personnel; making additional investments into processes and system upgrades to strengthen anti-money laundering controls; enhancing education and training of the Bank’s employees responsible for BSA and anti-money laundering compliance; and conducting a look-back review of accounts and transaction activity covering the time periods from February 1, 2022, to March 31, 2023, to identify and properly report suspicious activity. In this regard, and as previously announced, a recent addition to senior staff includes the appointment of David J. Kwait as Senior Vice President, General Counsel, Corporate Secretary, and Chief Risk Officer of the Bancorp and the Bank, overseeing the Bank’s enhanced risk management infrastructure, including BSA compliance.

The Bank will incur additional non-interest expenses associated with the implementation of the corrective actions set forth in the Order. However, these expenses are not expected to have a material impact on the results of operations or financial condition of the Bancorp or the Bank.

Memorandum of Understanding

On November 7, 2023, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and DFI. The MOU is an informal administrative agreement pursuant to which the Bank has agreed to take various actions and comply with certain requirements to enhance certain areas of the Bank’s operations. The MOU documents an understanding among the Bank, the FDIC, and DFI that, among other things, the Bank will: refrain from paying cash dividends without prior regulatory approval, and develop and implement certain plans regarding the Bank’s operations, capital, and strategy. The Bank will submit written quarterly progress reports to the FDIC and DFI detailing compliance with the MOU. The MOU will remain in effect until modified or terminated by the FDIC and DFI.

Management does not expect the actions called for by these regulatory actions to have a substantial impact on the Bancorp’s or the Bank’s ongoing day-to-day operations, although they may have the effect of limiting or delaying the Bancorp’s or the Bank’s ability or plans to expand and engage in business combinations.

Financial Condition

General

During the nine months ended September 30, 2023, total assets increased by $17.1 million (0.8%), with interest-earning assets increasing by $20.9 million (1.1%). At September 30, 2023, interest-earning assets totaled $1.93 billion compared to $1.91 billion at December 31, 2022. Earning assets represented 92.3% of total assets at September 30, 2023 and 92.1% of total assets at December 31, 2022.

Loan Portfolio

Net loans receivable totaled $1.53 billion at September 30, 2023, compared to $1.51 billion at December 31, 2022. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	September 30,		December 31,
(Dollars in thousands)	2023		2022
	Balance	% Loans	Balance	% Loans

Residential real estate	$487,659	32.0%	$484,595	32.1%
Home equity	47,339	3.1%	38,978	2.6%
Commercial real estate	498,513	32.8%	486,431	32.2%
Construction and land development	121,547	8.0%	108,926	7.2%
Multifamily	225,469	14.8%	251,014	16.6%
Consumer	747	0.0%	918	0.1%
Manufactured Homes	31,661	2.1%	34,882	2.3%
Commercial business	98,723	6.5%	93,278	6.2%
Government	10,021	0.7%	9,549	0.7%
Loans receivable	1,521,679	100.0%	1,508,571	100.0%
Plus:
Net deferred loans origination costs	4,070		5,083
Undisbursed loan funds	(89)		(23)
Loans receivable, net of deferred fees and costs	$1,525,660		$1,513,631

Adjustable rate loans / loans receivable	$741,196	48.7%	$698,842	46.3%

	September 30,	December 31,
	2023	2022

Loans receivable to total assets	73.1%	73.1%
Loans receivable to earning assets	79.2%	79.4%
Loans receivable to total deposits	85.5%	85.3%

Our total commercial real estate portfolio (which is comprised of loans secured by office space, medical office space, and mixed-use retail/office space) totaled $498.5 million as of September 30, 2023, compared to $486.4 million as of December 31, 2022. Given prevailing market conditions such as rising interest rates, reduced occupancy as a result of the increase in hybrid work arrangements, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality.

The following table sets forth certain information at September 30, 2023, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

September 30, 2023	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$5,329	$27,875	$99,801	$354,654	$487,659
Home equity	16,886	224	4,085	26,144	47,339
Commercial real estate	27,864	112,747	357,236	666	498,513
Construction and land development	33,876	35,641	40,197	11,833	121,547
Multifamily	11,474	85,535	127,224	1,236	225,469
Consumer	224	465	58	-	747
Manufactured Homes	-	64	8,399	23,198	31,661
Commercial business	36,518	45,948	15,767	490	98,723
Government	2,265	3,842	3,914	-	10,021
Total loans receivable	$134,436	$312,341	$656,681	$418,221	$1,521,679

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2023, the Bancorp originated $30.4 million in new fixed rate mortgage loans for sale, compared to $40.8 million during the nine months ended September 30, 2022. At September 30, 2023, the Bancorp had $2.1 million in loans that were classified as held for sale, compared to $1.5 million at December 31, 2022.

Asset Quality

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At September 30, 2023, non-performing loans that remained accruing and more than 90 days past due include one commercial real estate loan totaling $222 thousand and one residential real estate loan totaling $11 thousand. The Bancorp will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2023	December 31, 2022
Residential real estate	$5,825	$5,513
Home equity	613	594
Commercial real estate	1,220	3,242
Construction and land development	-	-
Multifamily	948	7,064
Commercial business	1,465	1,881
Consumer	2	-
Manufactured homes	-	82
Government	-	-
Total	$10,073	$18,376
Nonperforming loans to total loans	0.66%	1.21%
Nonperforming loans to total assets	0.48%	0.89%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2023 or December 31, 2022.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2023	December 31, 2022
Residential real estate	$6,344	$6,035
Home equity	625	612
Commercial real estate	2,444	7,421
Construction and land development	-	-
Multifamily	1,484	7,064
Commercial business	1,464	1,881
Consumer	2	-
Manufactured homes	-	-
Government	-	-
Total	$12,363	$23,013

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2023	December 31, 2022
Residential real estate	$1,934	$1,338
Home equity	181	385
Commercial real estate	5,883	4,955
Construction and land development	6,026	2,346
Multifamily	130	1,859
Commercial business	676	703
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$14,830	$11,586

At September 30, 2023, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or non-accrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's provision for credit losses for the period ended are summarized below:

(Dollars in thousands)
	Three months ended,	Nine months ended,
Loan Segment	September 30, 2023	September 30, 2023
Residential real estate	$(154)	$(607)
Home equity	41	183
Commercial real estate	426	598
Construction and land development	(195)	416
Multifamily	(115)	(329)
Commercial business	463	1,118
Consumer	18	30
Manufactured homes	(12)	42
Government	16	11
Total	$488	$1,462

The Bancorp's provision for loan losses for the period ended are summarized below:

(Dollars in thousands)
	Three months ended,	Nine months ended,
Loan Segment	September 30, 2022	September 30, 2022
Residential real estate	$246	$472
Home equity	22	38
Commercial real estate	(27)	(15)
Construction and land development	(229)	(604)
Multifamily	108	388
Farmland	-	-
Commercial business	(100)	(339)
Consumer	(20)	60
Manufactured homes	-	-
Government	-	-
Total	$-	$-

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	As of the three months ended September 30, 2023
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$11	$11
Home equity	-	-	-
Commercial real estate	1	1	2
Construction and land development	-	-	-
Multifamily	-	45	45
Farmland	-	-	-
Commercial business	(622)	18	(604)
Consumer	(20)	1	(19)
Manufactured homes	-	-
Government	-	-	-
Total	$(641)	$76	$(565)

(Dollars in thousands)	(unaudited)
As of the three months ended September 30, 2022
Loan Segment	Charge-off	Recoveries	Net Recoveries
Residential real estate	$-	$8	$8
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(57)	50	(7)
Consumer	(13)	4	(9)
Manufactured homes	-	-
Government	-	-	-
Total	$(70)	$62	$(8)

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	As of the nine months ended September 30, 2023
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$74	$74
Home equity	-	-	-
Commercial real estate	(371)	2	(369)
Construction and land development	-	-	-
Multifamily	-	131	131
Commercial business	(1,065)	166	(899)
Consumer	(60)	7	(53)
Manufactured homes	-	-
Government	-	-	-
Total	$(1,496)	$380	$(1,116)

(Dollars in thousands)	(unaudited)
As of the nine months ended September 30, 2022
Loan Segment	Charge-off	Recoveries	Net Recoveries
Residential real estate	$-	$58	$58
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(57)	88	31
Consumer	(50)	16	(34)
Manufactured homes	-	-
Government	-	-	-
Total	$(107)	$162	$55

The ACL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	9/30/2023	12/31/2022

Allowance for credit losses	$19,430	$12,897
Total loans	$1,525,660	$1,513,631
Non-performing loans	$10,073	$18,376
ACL-to-total loans	1.27%	0.85%
ACL-to-non-performing loans (coverage ratio)	192.9%	70.2%

Investment Portfolio

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $339.3 million at September 30, 2023, compared to $370.9 million at December 31, 2022, a decrease of $31.6 million (8.5%). The decrease is attributable to the decrease in fair value of the securities. Management continues to actively monitor the securities portfolio and does not currently anticipate the need to realize losses from the securities portfolio, and it is unlikely the Bancorp will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. At September 30, 2023, the securities portfolio represented 17.6% of interest-earning assets and 16.3% of total assets compared to 19.5% of interest-earning assets and 17.9% of total assets at December 31, 2022.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,		December 31,
(Dollars in thousands)	2023		2022
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$7,550	2.2%	$7,625	2.1%
U.S. treasury securities	-	0.0%	389	0.1%
Collateralized mortgage obligations and residential mortgage-backed securities	119,096	35.1%	134,116	36.2%
Municipal securities	211,479	62.4%	227,718	61.3%
Collateralized debt obligations	1,155	0.3%	1,048	0.3%
Total securities available-for-sale	$339,280	100.0%	$370,896	100.0%

	September 30,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$52,875	$11,210	$41,665	371.7%
Fed funds sold	851	107	744	695.3%
Certificates of deposit in other financial institutions	-	2,456	(2,456)	-100.0%
Federal Home Loan Bank stock	6,547	6,547	-	0.0%

The net increase in interest bearing deposits in other financial institutions and fed funds sold is the result of the timing of cash flows and an increase in borrowings and deposits.

The contractual maturities and weighted average yields for the U.S. government securities, agency securities, municipal securities, and collateralized debt obligations at September 30, 2023, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are not included in the following table. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	0.00%	$7,550	1.00%	$-	0.00%	$-	0.00%	$7,550
AFS
Municipal Securities:
AFS	688	3.65%	1,303	3.11%	19,048	3.35%	190,440	2.71%	211,479
Trust Preferred Securities:
AFS	-	0.00%	-	0.00%	-	0.00%	1,155	6.41%	1,155

Totals	$688	3.65%	$8,853	1.31%	$19,048	3.35%	$191,595	2.73%	$220,184

Deposits

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	September 30,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change

Checking	$626,880	$755,377	$(128,497)	-17.0%
Savings	320,130	402,365	(82,235)	-20.4%
Money market	294,015	254,157	39,858	15.7%
Certificates of deposit	543,012	363,118	179,894	49.5%
Total deposits	$1,784,037	$1,775,017	$9,020	0.5%

Total deposits increased $9.0 million to $1.784 billion at September 30, 2023 compared to $1.775 billion at December 31, 2022. The increase in overall deposits is the result of customer demand for high yielding products such as money market deposit accounts (MMDA) and certificate of deposit accounts. The increase in total deposits was mainly attributable to an increase in certificates of deposit and money market accounts, partially offset by decreases in checking and savings account deposit balances. Money market account balances increased by $39.9 million during the first nine months of 2023 due to consumer preferences to reprice cash holdings into higher yielding deposit products. Certificates of deposits increased by $179.9 million in the first nine months of 2023, reflecting our increases in offered interest rates, particularly in the 7-11 month term. Non-interest checking account balances decreased $46.5 million during the first nine months of 2023. Interest bearing savings account balances decreased $82.0 million in the first nine months of 2023 as municipal and business customers deployed their excess cash balances, including stimulus funding. The Bancorp experienced little change in its overall deposit balances, following the recent high profile bank failures and banking system disruption in March and April 2023. Our core deposits, which we define as our checking, savings, and money market accounts, represented 69.6% of our total deposits as of September 30, 2023.

Noninterest bearing demand accounts comprised 17.5% of total deposits at September 30, 2023 and 20.2% of total deposits at December 31, 2022. In recent years, because of the generally low rates paid on interest bearing account alternatives, many of our business customers chose to keep their balances in these more liquid noninterest bearing demand account types. We have begun to see some of these balances move to higher earning deposit types. Interest bearing demand accounts, including money market and savings accounts, comprised 52.0% of total deposits at September 30, 2023 and 59.3% at December 31, 2022. Time deposit accounts as a percentage of total deposits were 30.4% at September 30, 2023 and 20.5% at December 31, 2022.

At September 30, 2023, scheduled maturities of certificate of deposits were as follows:

(Dollars in thousands)
Remainder 2023	$197,239
2024	305,872
2025	32,501
2026	3,975
2027	3,165
Thereafter	260
Total	$543,012

The following table presents the average daily amount of deposits and average rates paid on such deposits for the year to date periods indicated. The amounts are stated in thousands (000’s).

	September 30, 2023		December 31, 2022
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$326,431	-	$377,408	-
Interest bearing demand deposits	350,687	0.94	374,815	0.36
MMDA accounts	277,652	2.53	286,155	0.37
Savings accounts	353,954	0.05	416,898	0.05
Certificates of deposit	473,117	2.64	368,322	0.26
Total deposits	$1,781,841	1.29	$1,823,598	0.20

As of September 30, 2023, and December 31, 2022, approximately $480.7 or 27.0% of total deposits, and $516.1 million or 29.1% of total deposits, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Borrowed Funds

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change
	Balance	Balance	$	%

Repurchase agreements	$48,310	$15,503	$32,807	211.6%
Borrowed funds	100,000	120,000	(20,000)	-16.7%
Total borrowed funds	$148,310	$135,503	$12,807	9.5%

The increase in repurchase agreements is attributable to customer demand for collateral protection for their deposits. The decrease in borrowed funds is attributable to the payoff of $120 million in fixed rate advances, offset against $100 million of fixed rate advance draws taken during the nine months ended September 30, 2023.

Other assets totaled $56.5 million at September 30, 2023, compared to $50.1 million at December 31, 2022. The increase in other assets is primarily related to increased deferred tax assets due to the decrease in the fair market value of available for sale securities. Other liabilities totaled $36.1 million at September 30, 2023, compared to $23.4 million at December 31, 2022. The increase in other liabilities is primarily the result of increased amounts due to our counterparty related to our swap portfolio along with increased reserves for unfunded commitments.

Market Risk and Interest Rate Sensitivity

General

Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Bancorp incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of September 30, 2023, the Bancorp has identified interest rate risk as our primary source of market risk.

Interest Rate Risk

Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2023 (dollars in millions):

Interest Rate Scenario	EVE	Percent Change	Net interest income	Percent Change
+200 Bps	$273.9	-12.7%	$53.0	0.2%
+100 Bps	$298.4	-4.8%	$53.2	0.6%
No change	$313.6	0.0%	$52.9	0.0%
-100 Bps	$322.3	2.8%	$51.7	-2.3%
-200 Bps	$323.7	3.2%	$50.7	-4.2%

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

Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. At September 30, 2023, cash and cash equivalents were $71.6 million.

The following tables shows the Bancorp’s sources of liquidity as of September 30, 2023 and December 31, 2022:

	Sources of Liquidity
	As of September 30, 2023		As of December 31, 2022
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$-	$556,898	$120,000	$391,150
Fed Discount Window	100,000	165,823	-	171,899
Fed Funds Lines	-	26,000	-	26,000
Total	$100,000	$748,721	$120,000	$589,049

These liquidity sources along with our cash and cash equivalents provided 170.6% coverage of all customer uninsured deposits, which totaled $480.7 million or 27.0% of total deposits, as of September 30, 2023.

During the nine months ended September 30, 2023, cash and cash equivalents increased by $40.4 million compared to a $5.1 million increase for the nine months ended September 30, 2022. The primary sources of cash and cash equivalents were proceeds from other borrowings, sales of loans originated for sale, change in repurchase agreements, and change in deposits. The primary uses of cash and cash equivalents were repayment of advances and loan originations. Cash provided by operating activities totaled $22.4 million for the nine months ended September 30, 2023, compared to cash provided of $11.6 million for the nine month period ended September 30, 2022. Cash provided from operating activities was primarily a result of net income, sale of loans originated for sale, and change in accrued expense, offset by loans originated for sale. Cash provided by investing activities totaled $363 thousand for the current period, compared to cash provided of $10.1 million for the nine months ended September 30, 2022. Cash provided by investing activities for the current nine months was primarily related to the proceeds from the sales and maturities of securities and proceeds from maturities of certificates of deposit in other financial institution, offset against the net change in loans receivable. Cash provided from financing activities totaled $17.6 million during the current period compared to net cash used in financing activities of $16.6 million for the nine months ended September 30, 2022. The net cash provided from financing activities was primarily the result of proceeds from other borrowings, net change in repurchase agreements, and change in deposits, offset against the repayment of advances. On a cash basis, the Bancorp paid dividends on common stock of $4.0 million for the nine months ended September 30, 2023, and $3.7 million for the nine months ended September 30, 2022.

At September 30, 2023, outstanding commitments to fund loans totaled $257.4 million. Approximately 56.2% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $17.2 million at September 30, 2023. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2023, stockholders' equity decreased by $17.4 million (12.7%). During the nine months ended September 30, 2023, stockholders’ equity was primarily decreased by other comprehensive losses net of tax of $14.5 million, the impact of adoption of ASU No. 2016-13 of $6.1 million and dividends declared of $4.0 million, offset against net income of $6.9 million. On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first nine months of 2023 or 2022. During the first nine months of 2023, 17,549 restricted stock shares vested under the Incentive Plan outlined in Note 12 of the financial statements, of which 5,684 shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.

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

During the nine months ended September 30, 2023, the Bancorp’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Bancorp currently holds pooled collateralized debt obligations with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $8.5 million of risk-based assets are generated by the collateralized debt obligations in the Bancorp’s and Bank’s total risk based capital calculation.

In addition, the following table shows that, at September 30, 2023, and December 31, 2022, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$166.5	10.2%	$67.9	4.5%	$98.1	6.5%
Tier 1 capital to risk-weighted assets	$166.5	10.2%	$90.6	6.0%	$120.8	8.0%
Total capital to risk-weighted assets	$182.1	11.2%	$120.8	8.0%	$151.0	10.0%
Tier 1 capital to adjusted average assets	$166.5	7.8%	$85.6	4.0%	$107.0	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$161.3	10.1%	$71.6	4.5%	$103.4	6.5%
Tier 1 capital to risk-weighted assets	$161.3	10.1%	$95.5	6.0%	$127.3	8.0%
Total capital to risk-weighted assets	$174.2	10.9%	$127.3	8.0%	$159.1	10.0%
Tier 1 capital to adjusted average assets	$161.3	7.7%	$84.3	4.0%	$105.4	5.0%

The Bancorp’s ability to pay dividends to its shareholders is entirely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2023, without the need for qualifying for an exemption or prior DFI approval, is its 2023 net profits. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Additionally, as noted in the “Regulatory Developments Regarding the Bancorp and the Bank” section of the Management Discussion and Analysis, on November 7, 2023, the Bank entered into MOU with the FDIC which noted the Bank will refrain from paying cash dividends without prior regulatory approval. On August 21, 2023, the Board of Directors of the Bancorp declared a third quarter dividend of $0.31 per share. The Bancorp’s second quarter dividend was paid to shareholders on October 5, 2023.

Results of Operations - Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

For the three months ended September 30, 2023, the Bancorp reported net income of $2.2 million, compared to net income of $4.6 million for the three months ended September 30, 2022, a decrease of $2.4 million (51.9%). For the three months ended September 30, 2023, the ROA was 0.42%, compared to 0.88% for the three months ended September 30, 2022. The ROE was 6.55% for the three months ended September 30, 2023, compared to 13.65% for the three months ended September 30, 2022.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2023			September 30, 2022
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$33,201	$347	4.18	$24,732	$110	1.78
Federal funds sold	930	11	4.73	1,579	6	1.52
Certificates of deposit in other financial institutions	-	13	-	1,899	9	1.90
Securities available-for-sale	362,981	2,191	2.41	394,796	2,271	2.30
Loans receivable*	1,526,459	19,161	5.02	1,484,678	16,122	4.34
Federal Home Loan Bank stock	6,547	55	3.36	3,038	21	2.76
Total interest earning assets	1,930,118	$21,778	4.51	1,910,722	$18,539	3.88
Cash and non-interest bearing deposits in other financial institutions	19,116			21,954
Allowance for credit losses	(19,684)			(13,487)
Other noninterest bearing assets	154,221			149,950
Total assets	$2,083,771			$2,069,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,451,820	$7,066	1.95	$1,487,630	$871	0.23
Repurchase agreements	46,025	441	3.83	20,781	51	0.98
Borrowed funds	101,683	1,138	4.48	17,456	110	2.52
Total interest bearing liabilities	1,599,528	$8,645	2.16	1,525,867	$1,032	0.27
Non-interest bearing deposits	316,084			386,332
Other noninterest bearing liabilities	34,332			23,458
Total liabilities	1,949,944			1,935,657
Total stockholders' equity	133,827			133,482
Total liabilities and stockholders' equity	$2,083,771			$2,069,139

Net interest spread	2.35%			3.61%
Net interest margin**	2.72%			3.67%
Ratio of interest-earning assets to interest-bearing liabilities	1.21x			1.25x

* Non-accruing loans have been included in the average balances. ** Net interest income divided by average interest-earning assets.

Net interest income for the three months ended September 30, 2023, was $13.1 million, a decrease of $4.4 million (25.0%), compared to $17.5 million for the three months ended September 30, 2022. The weighted-average yield on interest-earning assets was 4.51% for the three months ended September 30, 2023, compared to 3.88% for the three months ended September 30, 2022. The weighted-average cost of funds for the three months ended September 30, 2023, was 2.16% compared to 0.27% for the three months ended September 30, 2022. The impact of the 4.51% return on interest-earning assets and the 2.16% cost of funds resulted in an interest rate spread of 2.35% for the current quarter, a decrease from the 3.61% spread for the three months ended September 30, 2022. On a tax adjusted basis, the Bancorp’s net interest margin was 2.87% for the three months ended September 30, 2023, compared to 3.84% for the three months ended September 30, 2022. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Three Months Ended,
(unaudited)	September 30, 2023	September 30, 2022
Calculation of tax adjusted net interest margin
Net interest income	$13,133	$17,507
Tax adjusted interest on securities and loans	730	817
Adjusted net interest income	13,863	18,324
Total average earning assets	1,930,118	1,910,722
Tax adjusted net interest margin	2.87%	3.84%

The decreased net interest income and net interest margin for the three months ended September 30, 2023, was primarily the result of higher cost of funds resulting from the higher rate environment year over year. We anticipate the compression seen in the third quarter of the year to continue, unless target rates decrease, and our interest-bearing liabilities are able to be repriced at those lower rates.

The following table shows the change in noninterest income for the three months ending September 30, 2023, and September 30, 2022.

(Dollars in thousands)	Quarter Ended September 30,		9/30/2023 vs. 9/30/2022
(Unaudited)	2023	2022	$ Change	% Change
Noninterest income:
Fees and service charges	1,374	1,570	(196)	-12.5%
Wealth management operations	572	407	165	40.5%
Gain on sale of loans held-for-sale, net	192	344	(152)	-44.2%
Increase in cash value of bank owned life insurance	193	183	10	5.5%
(Loss) gain on sale of foreclosed real estate	2	-	2	0.0%
(Loss) gain on sale of securities, net	-	23	(23)	-100.0%
Other	64	103	(39)	-37.9%

Total noninterest income	2,397	2,630	(233)	-8.9%

The decrease in fees and service charges for the three month period is primarily the result of decreased loan fee and debit card income along with decreased interest rate swap transactions. The increase in wealth management income is the result of market conditions and increased assets under management. The decrease in gains on the sale of loans, for the three-month period, is a result of current market conditions.

The following table shows the change in noninterest expense for the three months ending September 30, 2023, and September 30, 2022.

(Dollars in thousands)	Quarter Ended September 30,		9/30/2023 vs. 9/30/2022
(Unaudited)	2023	2022	$ Change	% Change
Noninterest expense:
Compensation and benefits	6,729	7,498	(769)	-10.3%
Occupancy and equipment	1,711	1,804	(93)	-5.2%
Data processing	1,085	1,212	(127)	-10.5%
Federal deposit insurance premiums	474	350	124	35.4%
Marketing	235	587	(352)	-60.0%
Impairment charge on assets held for sale	-	254	(254)	-100.0%
Other	3,259	3,305	(46)	-1.4%

Total noninterest expense	13,493	15,010	(1,517)	-10.1%

The decrease in compensation and benefits, for the three months ended September 30, 2023, is primarily the result of management’s focus on efficiency in personnel and has netted a reduction of 17 full time equivalents since December 31, 2022. The decrease in data processing expense, for the three months ended September 30, 2023, is primarily the result of decreased system utilization. The increase in federal deposit insurance premiums, for the three-month period, is primarily the result of growth of the Bank’s average assets and higher assessment rate. The decrease in marketing expenses, for the three-month period ended September 30, 2023, is the result of timing of marketing campaigns and increased marketing in the prior year related to the RYFL acquisition.

The benefit for income taxes was $398 thousand for the three months ended September 30, 2023, as compared to a provision for income taxes of $571 thousand for the three months ended September 30, 2022. The effective tax rate was -22.2% for the three months ended September 30, 2023, as compared to 11.1% for the three months ended September 30, 2022. The Bancorp’s lower current effective tax rate for the three months ended September, 2023, is a result of higher tax preferred income relative to taxable income.

Results of Operations - Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023, the Bancorp reported net income of $6.9 million, compared to net income of $11.1 million for the nine months ended September 30, 2022, a decrease of $4.2 million (38.2%). For the nine months ended, the ROA was 0.44%, compared to 0.73% for the nine months ended September 30, 2022. The ROE was 6.68% for the nine months ended September 30, 2023, compared to 9.98% for the nine months ended September 30, 2022.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2023			September 30, 2022
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS		`			`
Interest bearing deposits in other financial institutions	$31,171	$1,112	4.76	$24,268	$163	0.90
Federal funds sold	1,158	38	4.38	3,561	8	0.30
Certificates of deposit in other financial institutions	1,169	44	5.02	1,750	15	1.14
Securities available-for-sale	369,897	6,631	2.39	447,319	7,295	2.17
Loans receivable*	1,519,981	55,481	4.87	1,406,591	44,629	4.23
Federal Home Loan Bank stock	6,547	221	4.50	3,364	63	2.50
Total interest earning assets	1,929,923	$63,527	4.39	1,886,853	$52,173	3.69
Cash and non-interest bearing deposits in other financial institutions	18,723			21,279
Allowance for loan losses	(17,619)			(13,418)
Other noninterest bearing assets	154,227			142,254
Total assets	$2,085,254			$2,036,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,455,410	$17,258	1.58	$1,464,008	$1,597	0.15
Repurchase agreements	33,170	892	3.59	20,935	93	0.59
Borrowed funds	102,864	3,537	4.58	11,175	143	1.71
Total interest bearing liabilities	1,591,444	21,687	1.82	1,496,118	$1,833	0.16
Non-interest bearing deposits	326,431			369,704
Other noninterest bearing liabilities	30,178			22,510
Total liabilities	1,948,053			1,888,332
Total stockholders' equity	137,201			148,636
Total liabilities and stockholders' equity	$2,085,254			$2,036,968

Net interest spread	2.57%			3.52%
Net interest margin**	2.89%			3.56%
Ratio of interest-earning assets to interest-bearing liabilities	1.21x			1.26x

* Non-accruing loans have been included in the average balances. ** Net interest income divided by average interest-earning assets.

Net interest income for the nine months ended September 30, 2023, was $41.8 million, a decrease of $8.5 million (16.9%), compared to $50.3 million for the nine months ended September 30, 2022. The weighted-average yield on interest-earning assets was 4.39% for the nine months ended September 30, 2023, compared to 3.69% for the nine months ended September 30, 2022. The weighted-average cost of funds for the nine months ended September 30, 2023, was 1.82% compared to 0.16% for the nine months ended September 30, 2022. The impact of the 4.39% return on interest-earning assets and the 1.82% cost of funds resulted in an interest rate spread of 2.57% for the nine months ended September 30, 2023, a decrease from the 3.52% spread for the nine months ended September 30, 2022. On a tax adjusted basis, the Bancorp’s net interest margin was 3.04% for the nine months ended September 30, 2023, compared to 3.75% for the nine months ended September 30, 2022. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Nine months Ended
(unaudited)	September 30, 2023	September 30, 2022
Calculation of tax adjusted net interest margin
Net interest income	$41,840	$50,340
Tax adjusted interest on securities and loans	2,234	2,713
Adjusted net interest income	44,074	53,053
Total average earning assets	1,929,923	1,886,853
Tax adjusted net interest margin	3.04%	3.75%

The decreased net interest income and net interest margin for the nine months ended September 30, 2023, was primarily the result of higher cost of funds resulting from the higher rate environment year over year. We anticipate the compression seen throughout the year to continue, unless target rates decrease, and our interest-bearing liabilities are able to be repriced at those lower rates.

The following table shows the change in noninterest income for the nine months ending September 30, 2023, and September 30, 2022.

(Dollars in thousands)	Nine months Ended September 30,		9/30/2023 vs. 9/30/2022
(Unaudited)	2023	2022	$ Change	% Change
Noninterest income:
Fees and service charges	4,517	4,434	83	1.9%
Wealth management operations	1,812	1,590	222	14.0%
Gain on sale of loans held-for-sale, net	729	1,242	(513)	-41.3%
Increase in cash value of bank owned life insurance	573	628	(55)	-8.8%
(Loss) gain on sale of foreclosed real estate	(13)	-	(13)	0.0%
(Loss) gain on sale of securities, net	(48)	662	(710)	-107.3%
Other	441	114	327	286.8%

Total noninterest income	8,011	8,670	(659)	-7.6%

The increase in wealth management operations income is the result of market conditions and increased assets under management. The decrease in gain on sale of loans, for the nine-month period, is the result of lower consumer demand for fixed-rate mortgage products in the higher-rate environment. The decrease in gains on the sale of securities, for the nine-month period, is a result of current market conditions. The increase in other noninterest income for the nine-month period is the result of building sales.

The following table shows the change in noninterest expense for the nine months ending September 30, 2023, and September 30, 2022.

(Dollars in thousands)	Nine months Ended September 30,		9/30/2023 vs. 9/30/2022
(Unaudited)	2023	2022	$ Change	% Change
Noninterest expense:
Compensation and benefits	21,365	22,403	(1,038)	-4.6%
Occupancy and equipment	5,037	5,033	4	0.1%
Data processing	3,465	5,512	(2,047)	-37.1%
Federal deposit insurance premiums	1,511	949	562	59.2%
Marketing	649	1,623	(974)	-60.0%
Impairment charge on assets held for sale	-	254	(254)	-100.0%
Other	9,688	10,681	(993)	-9.3%

Total noninterest expense	41,715	46,455	(4,740)	-10.2%

The decrease in compensation and benefits, for the nine months ended September 30, 2023, is primarily the result of management’s focus on efficiency in personnel and has netted a reduction of 17 full time equivalents from December 31, 2022. The decrease in data processing expense, for the nine months ended September 30, 2023, is primarily the result of data conversion expenses incurred in the prior year related to the acquisition of RYFL. The increase in federal deposit insurance premiums, for the nine-month periods, is primarily the result of growth of the Bank’s average assets and higher assessment rates. The decrease in marketing expenses, for the nine-month period ended September 30, 2023, is the result of one-time expenses in the prior year relating to the RYFL acquisition. The decrease in other operating expenses for the nine-month period ending September 30, 2023, is primarily the result of one-time expenses incurred in the prior year related to the acquisition of RYFL.

The provision for income taxes was $21 thousand for the nine months ended September 30, 2023, as compared to $1.4 million for the nine months ended September 30, 2022, a decrease of $1.4 million (98.5%). The effective tax rate was 0.3% for the nine months ended September 30, 2023, as compared to 11.4% for the nine months ended September 30, 2022. The Bancorp’s lower current period effective tax rate is a result of a greater increase in tax preferred income relative to earnings.

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

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, merger and acquisition activities, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2022 Annual Report on Form 10-K.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2023, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the nine months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

Item 1A.         Risk Factors

Not Applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the nine months ended September 30, 2023 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2023 – January 31, 2023	-	N/A	-	48,828
February 1, 2023 – February 28, 2023	-	N/A	-	48,828
March 1, 2023 – March 31, 2023	4,188	$37.45	-	48,828
April 1, 2023 – April 30, 2023	-	N/A	-	48,828
May 1, 2023 – May 31, 2023	798	$28.88	-	48,828
June 1, 2023 – June 30, 2023	698	$22.80	-	48,828
July 1, 2023 – July 31, 2023	-	N/A	-	48,828
August 1, 2023 – August 31, 2023	-	N/A	-	48,828
September 1, 2023 – September 30, 2023	-	N/A	-	48,828

(1)

The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

(2)

The number of shares above includes shares of common stock reacquired from the Bancorp’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Bancorp’s 2015 Stock Option and Incentive Plan. For the nine months ended September 30, 2023, 5,684 shares were reacquired at an average per share price of $34.45 pursuant to these tax withholding transactions.

Item 3.         Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.         Mine Safety Disclosures

Not Applicable

Item 5.         Other Information

Information regarding the Bank entering into the Stipulation with the FDIC and the DFI consenting to the issuance of the Order relating to the Bank’s BSA compliance, as well as the Bank entering into the MOU with the FDIC and DFI, is set forth in Part I, Financial Information, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Regulatory Developments Regarding the Bancorp and the Bank” beginning on page 32, in this Quarterly Report on Form 10-Q, which information is incorporated by reference herein.

Item 6.         Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2023, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: November 9, 2023	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski President and Chief Executive Officer

Date: November 9, 2023	/s/ Peymon S. Torabi
Peymon S. Torabi Executive Vice President, Chief Financial Officer and Treasurer