Form 10-K
period 2023-12-31
Finward Bancorp
filed 2024-03-28
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-40999

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

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2023, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $133,611,144.

There were 4,299,092 shares of the registrant’s Common Stock, without par value, outstanding at March 28, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1. Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders. (Part III)

Finward Bancorp

Index

Page Number
PART I.
Item 1. Business	4
Item 1A. Risk Factors	34
Item 1B. Unresolved Staff Comments	46
Item 1C. Cybersecurity	47
Item 2. Properties	48
Item 3. Legal Proceedings	49
Item 4. Mine Safety Disclosures	49
Item 4.5 Information About Our Executive Officers	49
PART II.
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	51
Item 6. [Reserved]	52
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	52
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	66
Item 8. Financial Statements	67
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	115
Item 9A. Controls and Procedures	115
Item 9B. Other Information	117
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	117
PART III.
Item 10. Directors, Executive Officers and Corporate Governance	118
Item 11. Executive Compensation	118
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118
Item 13. Certain Relationships and Related Transactions, and Director Independence	118
Item 14. Principal Accountant Fees and Services	118
PART IV.
Item 15. Exhibits and Financial Statement Schedules	119
SIGNATURES	122
EXHIBIT INDEX	119

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

The Bank is primarily engaged in the business of attracting deposits from the general public and the origination of loans, mostly upon the security of single family residences and commercial real estate, as well as, construction loans and various types of consumer loans, commercial business loans and municipal loans, within its primary market areas of Lake and Porter Counties, in Northwest Indiana, and Cook County, Illinois. In addition, the Bancorp's Wealth Management Group currently provides estate and retirement planning, custodial services, guardianships, IRA accounts, investment agency accounts, serves as the personal representative of estates, and acts as corporate trustee for revocable and irrevocable trusts.

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

NWIN Risk Management, Inc., previously a captive insurance company incorporated in Nevada and a wholly-owned subsidiary of the Bancorp, was dissolved on August 9, 2023. NWIN Risk Management, Inc. was a captive insurance company that insured against certain risks unique to the operations of the Bancorp, the Bank, and their affiliated entities for which insurance may not have been available or economically feasible in the insurance marketplace. The Bancorp decided to dissolve NWIN Risk Management, Inc. In April 2023, the IRS issued proposed regulations which would establish many 831(b) “micro-captives” as listed transactions. Due to the significant complexity and uncertainty created by the organizational structure, the Bancorp decided to move forward and liquidate NWIN Risk Management, Inc., and simplify our organizational structure. The Bancorp has no immediate plans to replace the coverages previously provided by NWIN Risk Management. The captive insurance company structure under which NWIN Risk Management, Inc. operated was not examined by the IRS prior to its dissolution, however the Bancorp’s management believes the captive insurance structure of NWIN Risk Management, Inc. likely would be sustained if examined by the IRS.

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

Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially, and adversely or positively, from the expectations of the Bancorp that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Bancorp’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to:

●

The Bank’s ability to demonstrate compliance with the terms of the previously disclosed consent order and memorandum of understanding entered into between the Bank and the Federal Deposit Insurance Corporation (“FDIC”) and Indiana Department of Financial Institutions (“DFI”), or to demonstrate compliance to the satisfaction of the FDIC and/or DFI within prescribed time frames;

●	The Bank’s agreement under the memorandum of understanding to refrain from paying cash dividends without prior regulatory approval;

●	changes in interest rates, market liquidity, and capital markets, as well as the magnitude of such changes, which may reduce net interest margins;

●	continuing effects of inflation;

●

current financial conditions within the banking industry, liquidity levels, concentrations in certain loan products or categories, net interest margin compression, and responses by the Federal Reserve, Department of the Treasury, and the Federal Deposit Insurance Corporation to address these issues;

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

Lending Activities

General. The Bancorp’s product offerings include residential mortgage loans, construction loans, commercial real estate loans, consumer loans, commercial business loans, and loans to municipalities. The Bancorp’s lending strategy stresses quality growth, product diversification, and competitive and profitable pricing. While lending efforts include both fixed and adjustable rate products, the focus has been on products with adjustable rates and/or shorter terms to maturity. It is management’s goal that all programs are marketed effectively to our primary market area.

The Bancorp is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding fifteen years and greater. These loans are sold, on a case-by-case basis, in the secondary market as part of the Bancorp’s efforts to manage interest rate risk. All loan sales are made to Freddie Mac, US Bank, or to the Federal Home Loan Bank of Indianapolis. All loans held for sale are recorded at the lower of cost or market value.

Under Indiana Law, an Indiana bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2023, under the 15% of capital and surplus limitation, was approximately $27.5 million. At December 31, 2023, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2023, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Bancorp’s loan portfolio by type of loan at the end of each of the last two years.

(Dollars in thousands)
	December 31, 2023	December 31, 2022
Loans secured by real estate:
Residential real estate	$484,948	$484,595
Home equity	46,599	38,978
Commercial real estate	503,202	486,431
Construction and land development	115,227	108,926
Multifamily	219,917	251,014
Total loans secured by real estate	1,369,893	1,369,944
Commercial business	97,386	93,278
Consumer	610	918
Manufactured homes	30,845	34,882
Government	10,021	9,549
Loans receivable	1,508,755	1,508,571
Add (less):
Net deferred loan origination costs	3,705	5,083
Undisbursed loan funds	135	(23)
Loans receivable, net of deferred fees and costs..	$1,512,595	$1,513,631

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2023, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$5,280	$26,044	$97,047	$356,577	$484,948
Home equity	13,905	183	4,364	28,147	46,599
Commercial real estate	29,617	117,960	354,964	661	503,202
Construction and land development	25,245	39,223	41,250	9,509	115,227
Multifamily	16,244	81,744	120,806	1,123	219,917
Consumer	167	388	55	-	610
Manufactured Homes	-	73	8,034	22,738	30,845
Commercial business	32,007	49,425	15,469	485	97,386
Government	2,265	3,843	3,913	-	10,021
Total loans receivable	$124,730	$318,883	$645,902	$419,240	$1,508,755

The following table sets forth the dollar amount of all loans due after one year from December 31, 2023, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Residential real estate	$375,649	$104,019	479,668
Home equity	31,259	1,435	32,694
Commercial real estate	63,036	410,549	473,585
Construction and land development	35,907	54,075	89,982
Multifamily	118,841	84,832	203,673
Farmland	-	-	-
Consumer	443	-	443
Manufactured Homes	30,845	-	30,845
Commercial business	41,102	24,277	65,379
Government	7,756	-	7,756
Total loans receivable	$704,838	$679,187	$1,384,025

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

Designated officers have authorities, established by the Board of Directors, to approve loans. Loans up to $4,000,000 are approved by the loan officers’ loan committee. Loans from $4,000,000 to $7,000,000 are approved by the senior officers’ loan committee (SOLC). Loans from $7,000,000 to $15,000,000 are approved the executive officer’s loan committee. All loans in excess of $15,000,000, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Board Risk Management Committee (all members of the Bank’s Board of Directors and Board Risk Management Committee are also members of the Bancorp’s Board of Directors and Board Risk Management Committee, respectively). Certain loan renewals and extensions may not require approval by the Board of Directors or the Board Risk Management Committee as long as there is no material change, credit downgrade, significant change in borrower or guarantor status, material release, or change in collateral value or the eligible loan renewal or extension is not outside the current concentration limits set by the Board of Directors. The maximum in-house legal lending limit as set by the Board of Directors is the lower of 10% of the Bank’s risk-based capital or $15,000,000. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board action. The Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $1,000,000 unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 2023, 64.4% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Bancorp’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini‑Fixed” mortgage reprices annually after a one, three, five, seven or ten year period. ARM originations totaled $17.7 million for 2023 and $44.6 million for 2022. During 2023, ARMs represented 28.8% of total mortgage loan originations. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

Non‑Performing Assets, Asset Classification and Provision for Credit Losses

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

Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Bancorp. Foreclosed real estate is recorded at fair value at the date of foreclosure. At foreclosure, any write-down of the property is charged to the allowance for credit losses. Costs relating to improvement of property are capitalized, whereas holding costs are expensed. Valuations are periodically performed by management, and a valuation allowance is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less selling costs. Subsequent gains or losses on disposition, including expenses incurred in connection with the disposition, are charged to operations.

The following table sets forth information regarding the Bancorp’s non-performing assets as of December 31, for each period indicated. The amounts are stated in thousands (000’s).

Loans that qualify as troubled loan modifications and accruing:

2023
Real estate:
Residential	$868
Total	$868

Loans that qualify as troubled debt restructurings and accruing:

2022
Real estate:
Commercial	$1,984
Residential	217
Home Equity	76
Commercial business	476
Total	$2,753

	2023	2022
Loans accounted for on a non-accrual basis:
Real estate:
Residential	$1,693	$5,347
Commercial	833	3,242
Multifamily	3,715	7,064
Home Equity	468	594
Commercial business	2,897	1,881
Consumer	2	-
Total	$9,608	$18,128

Accruing loans which are contractually past due 90 days or more:
Real estate:
Commercial	$712	$-
Residential	1,131	166
Manufactured homes	-	82
Total	$1,843	$248

Ratio of non-performing loans to total assets	0.61%	0.94%
Ratio of non-performing loans to total loans	0.76%	1.21%
* non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more

Trust preferred securities	$1,357	$1,048
Ratio of trust preferred securities to total assets	0.06%	0.05%

During 2023, gross interest income of $679 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $109 thousand.

Federal regulations require banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the allowance for credit losses are included in the calculation of the Bancorp’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements.

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2023 or 2022.

The Bancorp's substandard loans are summarized below:
(Dollars in thousands)
Loan Segment	December 31, 2023	December 31, 2022
Residential real estate	$2,098	$6,035
Home equity	479	612
Commercial real estate	2,544	7,421
Construction and land development	-	-
Multifamily	4,245	7,064
Commercial business	2,896	1,881
Consumer	2	-
Manufactured homes	-	-
Government	-	-
Total	$12,264	$23,013

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:
(Dollars in thousands)
Loan Segment	December 31, 2023	December 31, 2022
Residential real estate	$3,084	$1,338
Home equity	168	385
Commercial real estate	7,434	4,955
Construction and land development	6,902	2,346
Multifamily	-	1,859
Commercial business	1,610	703
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$19,198	$11,586

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased credit deteriorated ("PCD") loans have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

For acquired non‑credit-deteriorated loans and leases, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. While credit discounts are included in the determination of the fair value for non-credit deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the consolidated income statements. Any subsequent deterioration (improvement) in credit quality is recognized by recording a provision (recapture) for credit losses.

A loan is considered collateral dependent when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as collateral dependent, unless the loan terms are modified due to the financial difficulty of the borrower.

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

The table below presents the amortized cost basis type of loan collateral and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses.

(Dollars in thousands)	December 31, 2023
	Real Estate	Equipment/Inventory	Accounts Receivable	Other	Total	ACL Allocation
Residential real estate	$32	$-	$-	$-	$32	$30
Commercial real estate	230	-	-	-	230	53
Multifamily	1,378	-	-	-	1,378	85
Commercial business	-	1,010	494	162	1,666	738
	$1,640	$1,010	$494	$162	$3,306	$906

At times, the Bancorp will modify the terms of a loan to forego a portion of interest or principal or reduce the interest rate on the loan to a rate materially less than market rates, or materially extend the maturity date of a loan as part of a financial difficulty modification. The valuation basis for the Bancorp’s troubled loan modification is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at December 31, 2023, that were both experiencing financial difficulty and modified during the year ended December 31, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the year ended December 31, 2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$-	$868	$-	$-	0.18%
Total	$-	$868	$-	$-	0.06%

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Bancorp closely monitors the performance of loans and leases that have been modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the year ended December 31, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$868	$-	$-	$-
Total	$868	$-	$-	$-

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

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02

During the year ending December 31, 2022, nine residential real estate loans to nine customers totaling $743 thousand were modified to include deferral of principal or interest resulting in troubled debt restructuring classification. Two home equity loans to two customers totaling $189 thousand were modified to include deferral of principal or interest resulting in troubled debt restructuring classification. One commercial real estate loan totaling $1.4 million was provided a short-term renewal resulting in troubled debt restructuring classification. No troubled debt restructuring loans had subsequently defaulted during the year ending December 31, 2022.

As of December 31, 2023, the Bancorp had one residential real estate loan in the process of foreclosure totaling $32 thousand. The Bancorp was not in the process of foreclosing on any residential real estate loan as of December 31, 2022.

All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

On January 1, 2023, the Bancorp adopted ASU No. 2016-13 resulting in an implementation entry of $8.3 million, increasing the ACL by $5.2 million and unfunded commitment liability of $3.1 million, retained earnings decreased $6.1 million and a deferred tax asset of $2.2 million was generated. The majority of the implementation entry is related to including acquired loan portfolios in the model and the addition of using economic forecasts in estimating future losses. In addition, $1.0 million of non-acceptable credit loan discounts on purchase credit impaired loans now classified as purchase credit deteriorated were reallocated to the ACL.

The table that follows sets forth the Allowance for credit losses and related ratios for the years ended December 31, 2023 and 2022. The amounts are stated in thousands (000’s).

	2023	2022
Balance at beginning of year	$12,897	$13,343
Loans charged-off:
Real estate residential	(998)	(29)
Home Equity	(43)	-
Commercial real estate	(372)	(431)
Commercial business	(1,065)	(57)
Consumer	(93)	(91)
Total charge-offs	(2,571)	(608)
Recoveries:
Residential real estate	149	53
Commercial real estate	3	-
Multifamily	131
Commercial business	264	89
Consumer	16	20
Total recoveries	563	162
Net charge-offs	(2,008)	(446)
Adoption of ASC 326	5,158	-
PCD Gross-up	1,029	-
Provision for credit losses	1,692	-
Balance at end of year	$18,768	$12,897

ACL to loans outstanding	1.24%	0.85%
ACL to nonperforming loans	163.90%	70.18%
Net charge-offs to average loans outstanding during the year	-0.13%	-0.03%
Nonaccruing loans to total loans	0.64%	1.20%

The following table shows the allocation of the allowance for credit losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2023		2022
	$	%	$	%
Real estate loans:
Residential	4,682	35.2	3,431	34.7
Commercial and other dwelling	12,249	55.6	8,044	56.1
Consumer loans	7	2.1	57	2.4
Commercial business and other	1,830	7.1	1,365	6.8
Total	18,768	100.0	12,897	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as trading, held-to-maturity (HTM), or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as HTM. AFS securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. It has been the policy of the Bancorp to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities, and treasury securities. In addition, short-term funds are generally invested as interest bearing balances in financial institutions and federal funds. At December 31, 2023, the Bancorp’s investment portfolio totaled $371.4 million. In addition, the Bancorp had $6.5 million in FHLB stock.

The table below shows the carrying values of the available for sale securities portfolio at December 31, 2023 and 2022. The amounts are stated in thousands (000’s).

	2023	2022

U.S. government sponsored agencies	$7,883	$7,625
U.S. treasury securities	-	389
Collateralized Mortgage Obligations and Mortgage-backed securities	123,464	134,116
Municipal Securities	238,670	227,718
Collateralized Debt Securities	1,357	1,048
Total	$371,374	$370,896

The contractual maturities and weighted average yields for the U.S. government agency securities, municipal securities, and trust preferred securities at December 31, 2023, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Variable Maturities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	0.00%	$7,883	1.00%	$-	0.00%	$-	0.00%	$-	0.00%	$7,883
Municipal Securities:	249	3.78%	1,442	2.83%	20,486	3.35%	216,494	2.71%	-	0.00%	238,671
Trust Preferred Securities:	-	0.00%	-	0.00%	-	0.00%	1,357	8.18%	-	0.00%	1,357
Collateralized mortgage obligations and residential mortgage- backed securities:	-	0.00%	-	0.00%	-	0.00%	-	0.00%	123,465	1.92%	123,465

Totals	$249	3.78%	$9,325	1.29%	$20,486	3.35%	$217,850	2.74%	$123,465	1.92%	$371,375

The Bancorp currently holds two trust preferred securities and the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2023, the cost basis of the two trust preferred securities on non-accrual status totaled $2.2 million.

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, have undisrupted cash flows, or have been independently evaluated. Management has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates and volatility in the securities markets. The fair values are expected to recover as the securities approach maturity.

Sources of Funds

General. Deposits are the major source of the Bancorp’s funds for lending and other investment purposes. In addition to deposits, the Bancorp derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Bancorp uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2023, the Bancorp had $80.0 million from the Bank Term Funding Program (described below) and $38.1 million in repurchase agreements. The Bancorp had no other borrowed funds as of December 31, 2023.

Deposits. Retail and commercial deposits are attracted principally from within the Bancorp’s primary market area. The Bancorp offers a broad selection of deposit instruments including non-interest bearing demand accounts, interest bearing demand accounts, savings accounts, money market deposit accounts, certificate accounts and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Certificate account offerings typically range in maturity from ten days to 42 months. The deregulation of federal controls on insured deposits has allowed the Bancorp to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Bancorp does not obtain funds through brokers, however, the Bancorp did acquire brokered deposits through the acquisition of Royal Financial, which it still maintains.

The following table presents the average daily amount of deposits and average rates paid on such deposits for the years indicated. The amounts are stated in thousands (000’s).

	December 31, 2023		December 31, 2022
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$323,694	-	$377,408	-
Interest bearing demand deposits	344,449	0.96	374,815	0.36
MMDA accounts	284,910	2.73	286,155	0.37
Savings accounts	343,008	0.05	416,898	0.05
Certificates of deposit	488,025	2.91	368,322	0.26
Total deposits	$1,784,086	1.43	$1,823,598	0.20

As of December 31, 2023, and 2022, approximately $530.2 million and $516.1 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The following table sets forth the portion of the Bank's time deposits, by account, that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2023 (dollars in thousands).

3 months or less	$15,248
Over 3 months through 6 months	10,469
Over 6 months through 12 months	21,301
Over 12 months	20,355
Total	$67,373

Borrowings. Borrowed money is used on a short-term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through repurchase agreements, as well as, through a line of credit and advances from the FHLB. Repurchase agreements generally mature within one year and are generally secured by U.S. government securities or U.S. agency securities, under the Bancorp’s control. FHLB advances with maturities ranging from one year to five years are used to fund securities and loans of comparable duration, as well as to reduce the impact that movements in short-term interest rates have on the Bancorp’s overall cost of funds. Fixed rate advances are payable at maturity, with a prepayment penalty for advances paid prior to maturity.

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (the “BTFP”). The BTFP offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par for purposes of the collateral pledge under the BTFP. During the first quarter of 2023, the Bancorp participated in the BTFP by accessing $100 million of low-cost capital under the program and had $80 million outstanding as of December 31, 2023. As of December 31, 2023, the Bancorp had pledged securities as collateral for the program with a par value of $105.3 million. The Bancorp’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. The Bancorp has available liquidity of $824.0 million including borrowing capacity from the FHLB and Federal Reserve facilities. In addition to the BTFP, the Bancorp maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp did not have a balance on the line of credit at December 31, 2023 or 2022.

At December 31, 2023, the borrowing from the BTFP was scheduled to mature in March 2024, but the Bank filed an extension per program guidelines, which resulted in the rate increasing from 4.38% to 5.40% at that time.

The following tables set forth certain information regarding borrowing and repurchase agreements by the Bancorp at the end of and during the periods indicated. The amounts are stated in thousands (000’s).

	At December 31,
Repurchase agreements:	2023	2022
Balance	$38,124	$15,503
Securities underlying the agreements:
Ending carrying amount	54,458	32,660
Ending fair value	54,458	32,660
Weighted average rate (1)	4.00%	0.94%

	For year ended December 31,
	2023	2022
Highest month-end balance	$48,947	$28,328
Average outstanding balance	35,543	20,649
Weighted average rate on securities sold under agreements to repurchase (2)	5.14%	2.43%

	At December 31,
	2023	2022
Fixed rate short-term advances from the FHLB	$-	$120,000
Fixed rate advances from the Federal Reserve with outstanding rates of 4.38% as of December 31, 2023	80,000	-
Total borrowings	$80,000	$120,000

(1) The weighted average rate for each period is calculated by weighting the principal balances outstanding for the various interest rates.

(2) The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

Wealth Management Group

In addition, the Bancorp's Wealth Management Group currently provides estate and retirement planning, custodial services, guardianships, IRA accounts, investment agency accounts, serves as the personal representative of estates, and acts as corporate trustee for revocable and irrevocable trusts. At December 31, 2023, the market value of the Wealth Management Group’s assets under management totaled $387.1 million, an increase of $25.7 million, compared to December 31, 2022. Property, other than cash deposits, held in a fiduciary or agency capacity is not included in the consolidated balance sheets since such property is not owned by the Bancorp.

Analysis of Profitability and Key Operating Ratios

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Bancorp for the periods indicated:

	Year ended December 31,
	2023	2022
Return on average assets	0.40%	0.74%
Return on average equity	6.28%	10.47%
Average equity-to-average assets ratio	6.41%	7.07%
Dividend payout ratio	53.55%	34.34%

	At December 31,
	2023	2022
Total stockholders’ equity to total assets	6.99%	6.59%

 The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

 The amounts are stated in thousands (000's).

	Year ended December 31, 2023				Year ended December 31, 2022
		Interest				Interest
	Average	Income/	Average		Average	Income/	Average
	Balance	Expense	Rate		Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$37,615	$1,846	4.91%		$23,553	$315	1.34%
Federal funds sold	1,341	58	4.33		3,025	11	0.36
Nontaxable Securities	226,896	6,117	2.70		260,485	6,677	2.56
Taxable Securities	142,594	3,000	2.10		170,481	2,899	1.70
Total investments	408,446	11,021	2.70		457,544	9,902	2.16
Loans:*
Real estate mortgage loans	1,389,048	66,870	4.81		1,273,453	54,522	4.28
Commercial business loans	96,302	6,419	6.67		118,595	5,862	4.94
Consumer loans	33,660	1,473	4.38		38,969	1,749	4.49
Total loans	1,519,010	74,762	4.92		1,431,017	62,133	4.34
Total interest-earning assets	1,927,456	85,783	4.45		1,888,561	72,035	3.81
Allowance for credit losses	(18,106)				(13,385)
Other assets	174,011				163,079
Total assets	$2,083,361				$2,038,255

Liabilities:

NOW accounts	$344,449	$3,294	0.96%		$374,815	$1,363	0.36%
Money market demand accounts	284,910	7,777	2.73		286,155	1,052	0.37
Savings accounts	343,008	175	0.05		416,898	216	0.05
Certificates of deposit	488,025	14,192	2.91		368,322	973	0.26
Total interest-bearing deposits	1,460,392	25,438	1.74		1,446,190	3,604	0.25
Repurchase Agreements	35,543	1,294	3.64		20,649	195	0.94
Borrowed funds	98,848	4,496	4.55		26,806	1,087	4.06
Total interest-bearing liabilities	1,594,783	31,228	1.96		1,493,645	4,886	0.33

Demand deposit accounts	323,694				377,408
Other liabilities	31,347				23,132
Total liabilities	1,949,824				1,894,185

Stockholders' equity	133,537				144,070
Total liabilities and stockholders' equity	$2,083,361				$2,038,255
Net interest income		$54,555				$67,149
Net interest spread			2.49%				3.49%
Net interest margin**			2.83%				3.56%
Ratio of interest-earning assets to interest-bearing liabilities			1.21	x			1.26	x

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

	Year Ended December 31,
	2023	vs.	2022
	Increase / (Decrease)
	Due To
	Volume	Rate	Total

Interest income:
Loans receivable	$3,981	$8,648	$12,629
Nontaxable securities	(893)	333	(560)
Taxable securities	(640)	452	(188)
Interest bearing balances in other financial institutions	280	1,251	1,531
Federal funds sold	(9)	56	47
Total interest-earning assets	2,719	10,740	13,459

Interest Expense:
NOW accounts	(155)	2,086	1,931
Money market accounts	(5)	6,730	6,725
Savings accounts	(64)	23	(41)
Certificates of deposit	616	12,603	13,219
Repurchase agreements	222	877	1,099
Borrowed funds	3,261	148	3,409
Total interest-bearing liabilities	3,875	22,467	26,342

Net change in net interest income	$(1,156)	$(11,727)	$(12,883)

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

The consolidated financial statements include the Bancorp, its wholly owned subsidiaries, the Bank and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

Competition

The Bancorp’s primary market area for deposits, loans, and financial services encompasses Lake and Porter Counties, in Northwest Indiana, and Cook County in Northeast Illinois. All of the Bancorp’s banking centers and offices are located in its primary market area. Approximately ninety-four percent of the Bancorp’s business activities are within this area.

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

Employees and Human Capital Resources

We believe that the foundation of our success in the banking business lies with the quality of our employees, the development of our employees’ skills and career goals, and our ability to provide a comprehensive rewarding experience and work environment for our employees. We encourage and support the development of our employees and, wherever possible, strive to fill positions from within the organization. As of December 31, 2023, the Bank had 276 full-time and 28 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Bancorp has four executive officers. The Bancorp’s officers also are full-time employees of the Bank, and are compensated by the Bank.

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

Regulatory Actions Affecting the Bank. As previously disclosed, on November 7, 2023, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC and the Indiana Department of Financial Institutions (“DFI”), consenting to the issuance of a consent order relating to the Bank’s compliance with the Bank Secrecy Act and its implementing regulations. On that same date, the Bank also entered into a memorandum of understanding (“MOU”) with the FDIC and DFI pursuant to which the Bank has agreed to take various actions and comply with certain requirements to enhance certain areas of the Bank’s operations. For a further description of these matters, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments Regarding the Bancorp and the Bank” below.

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

The FRB and FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2023, the Bank met all applicable capital adequacy requirements.

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

The following table shows that, at December 31, 2023, and December 31, 2022, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$168.3	10.4%	$72.6	4.5%	$104.9	6.5%
Tier 1 capital to risk-weighted assets	$168.3	10.4%	$96.9	6.0%	$129.1	8.0%
Total capital to risk-weighted assets	$183.3	11.4%	$129.1	8.0%	$161.4	10.0%
Tier 1 capital to adjusted average assets	$168.3	7.8%	$86.6	4.0%	$108.2	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$161.3	10.1%	$71.6	4.5%	$103.4	6.5%
Tier 1 capital to risk-weighted assets	$161.3	10.1%	$95.5	6.0%	$127.3	8.0%
Total capital to risk-weighted assets	$174.2	10.9%	$127.3	8.0%	$159.1	10.0%
Tier 1 capital to adjusted average assets	$161.3	7.7%	$84.3	4.0%	$105.4	5.0%

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

New Accounting Standards With Regulatory Effect. In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses (“ACL”) valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance became effective for the Bancorp as of January 1, 2023. On January 1, 2023, the Bancorp adopted ASU No. 2016-13 using a modified retrospective transition method, resulting in an implementation entry of $9.3 million, increasing the ACL by $6.2 million and unfunded commitment liability of $3.1 million, retained earnings decreased $6.1 million and a deferred tax asset of $2.2 million was generated. The majority of the implementation entry is related to including acquired loan portfolios in the model and the addition of using economic forecasts in estimating future losses. In addition, $1.0 million of non-accretable credit loan discounts on purchase credit impaired loans now classified as purchase credit deteriorated were reallocated to the ACL.

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest bearing transaction accounts. Rather, deposits held in noninterest bearing transaction accounts are aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined are insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid net deposit insurance assessments of $2.0 million during the year ended December 31, 2023. For 2023, the deposit insurance assessment rate before applying one-time assessment credits was approximately 0.100% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35% of estimated insured deposits, which is increased from the previous ratio of 1.15%. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. The FDIC has set the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits, which the FDIC has established as a long-term goal. As of September 30, 2021, the FDIC had announced that the ratio had declined to 1.30% due largely to the effects of the COVID-19 pandemic. The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years but did not change its assessment schedule.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2023, the Bank was in compliance with this requirement.

At December 31, 2023, the Bancorp owned $6.5 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”). The FHLBI stock entitles the Bancorp to dividends from the FHLBI. The Bancorp recognized dividend income of approximately $290 thousand in 2023. At December 31, 2023, the Bancorp’s excess borrowing capacity based on collateral from the FHLBI was $592.6 million. Generally, the loan terms from the FHLBI are better than the terms the Bancorp can receive from other sources making it cheaper to borrow money from the FHLBI.

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

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2023, the Bancorp did not discover any material cybersecurity incidents.

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

Shares of the Bancorp’s Common Stock held by persons who are affiliates of the Bancorp may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933. If the Bancorp meets the current public information requirements under Rule 144, each affiliate of the Bancorp who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Bancorp or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

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

State Taxation

The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate on “adjusted gross income,” subject to scheduled decreases as described herein. For 2023, this rate was 4.9%. Additionally, the Bank is subject to Illinois state tax which is imposed at a flat rate of 9.5%. “Adjusted gross income,” for purposes of the FIT begins with taxable income as defined by Section 63 of the Internal Revenue Code of 1986, as amended (the “Code”) and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana and Illinois modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Accounting for Income Taxes

At December 31, 2023, the Bancorp has consolidated total deferred tax assets of $31.4 million and consolidated total deferred tax liabilities of $3.3 million, resulting in a consolidated net deferred tax asset of $28.1 million.

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

The increase in market interest rates experienced in 2022 and the early months of 2023, caused the Bancorp to experience increased unrealized losses within its investment portfolio. The Bancorp’s investment portfolio consists of federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. All of the instruments held in the Bancorp’s investment portfolio are designated as AFS, and many of these instruments are particularly sensitive to interest rate fluctuations, especially long-term fixed-income securities, including U.S. Treasury notes and bonds and corporate and municipal bonds. As of December 31, 2023, the Bancorp held approximately $238.7 million of municipal securities within the investment portfolio, which comprised approximately 64.2% of the portfolio, and approximately $123.5 million of collateralized mortgage obligations and residential mortgage-backed securities within the portfolio, which comprised approximately 33.2% of the portfolio. From December 31, 2022 to December 31, 2023, the investment portfolio experienced unrealized gains of approximately $16.7 million. The decrease in unrealized losses is reflected in Accumulated Other Comprehensive Income (Loss) (AOCI) on the Bancorp’s balance sheet and reduces the Bancorp’s book capital and tangible common equity ratio. However, unrealized losses do not affect the Bancorp’s regulatory capital ratios.

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

Peoples Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2023, $681.4 million, or 45.2% of the Bank’s total loans receivable had fixed interest rates. The Bank offers adjustable rate mortgage (ARM) loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market.

Higher loan losses could require the Bancorp to increase its Allowance for credit losses through a charge to earnings.

When we loan money, we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Our Allowance for credit losses at any particular date may not be sufficient to cover future loan losses. We may be required to increase our Allowance for credit losses, thus reducing earnings.

Commercial business lending may expose the Bancorp to increased lending risks.

At December 31, 2023, the Bank’s commercial business loan portfolio amounted to $97.4 million, or 6.5% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market areas. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.

Commercial real estate lending may expose the Bancorp to increased lending risks.

At December 31, 2023, the Bank’s commercial real estate loan portfolio amounted to $503.2 million, or 33.4% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties or related businesses, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things. Further, these loans typically have larger loan balances, and several of our borrowers have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one-to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to emphasize the origination of these loans, it may be necessary to increase our allowance for loan losses because of the increased credit risk associated with these types of loans. Any increase to our allowance for loan losses would adversely affect our earnings.

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

As of December 31, 2023, we had $25.7 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 6, “Summary of Significant Accounting Policies” and “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements included in Item 8 this report.

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

The Bancorp and Bank are subject to extensive regulation and oversight, including with respect to the Order and MOU.

On November 7, 2023, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with its bank regulatory agencies, the FDIC and DFI, consenting to the issuance of a consent order (the “Order”) relating to the Bank’s compliance with the Bank Secrecy Act and its implementing regulations (collectively, the “BSA”). In consenting to the issuance of the Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices or violations of law or regulation relating to its BSA compliance. Under the terms of the Order, the Bank or its board of directors is required to take certain affirmative actions to comply with the Bank’s obligations under the BSA. These include, but are not limited to, the following: strengthening the board of directors’ oversight of BSA activities; developing, adopting, and implementing a revised BSA compliance program; developing a revised system of internal controls designed to ensure full compliance with the BSA; retaining management qualified to oversee the Bank’s BSA compliance program, including retaining a qualified BSA officer; assessing BSA staffing needs and identifying staff positions and personnel for BSA compliance; developing, adopting, and implementing a revised BSA training program; developing, adopting, and implementing a revised suspicious activity reporting program; implementing a board-approved customer due diligence program, and reviewing and enforcing enhanced customer due diligence and risk assessment procedures; eliminating or correcting certain violations of BSA law and regulations, and correcting BSA program weaknesses; ensuring that all reports required by the BSA are accurately and properly filed; and developing and implementing a written plan to review past account and transaction activity to determine whether suspicious activity was properly identified and reported. In addition, under the MOU the Bank has agreed to take various actions and comply with certain requirements to enhance certain areas of the Bank’s operations, including, among other things, the Bank refraining from paying cash dividends without prior regulatory approval and developing and implementing certain plans regarding the Bank’s operations, capital, and strategy.

The Order is expected to result in additional non-interest BSA compliance expenses for the Bank and the Bancorp. It also may have the effect of limiting or delaying the Bank’s and the Bancorp’s ability to obtain regulatory approval for certain expansionary activities, to the extent desired by the Bancorp. Our failure to comply with the Order or MOU may result in additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement through court proceedings, which could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.

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

We are subject to extensive regulation, supervision, and examination by the FRB, IDFI, and FDIC, our primary regulators. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Bancorp’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, requirements that we take remedial action, the classification of our assets and the determination of the level of our Allowance for credit losses, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Bancorp’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation, or supervisory action, may have a material impact on our operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Our Board of Directors has delegated primary responsibility for oversight of cybersecurity risk management to the Risk Management Committee of the Board. The Committee receives quarterly reports from the Chief Information Security Officer (CISO) and Chief Risk Officer (CRO), respectively, and reviews them with such officers. These reports are made available to all board members concurrently. The CRO’s report includes evaluation of the level of cybersecurity risks and strength of mitigating controls. All board members are invited to attend the portion of the Committee’s meetings for review of reports received on risk management from management (e.g., the CRO, CISO, Chief Compliance Officer).

Our processes for assessing, identifying, and managing material risks from cybersecurity threats are based on examination guidance published by the Federal Financial Institution Examination Council (FFIEC), an interagency body established under the Financial Institutions Regulatory and Interest Rate Control Act of 1978. Consistent with FFIEC guidance, the Bank selected and adheres to the risk management framework established by the Cybersecurity Risk Institute known as the “CRI Profile.” The CRI Profile is based primarily on the well-known National Institute of Standards and Technology’s (NIST) “Framework for Improving Critical Infrastructure Cybersecurity” and is tailored to ensure expectations of financial institution regulators are met. Our processes are designed to meet standards for all seven CRI Profile functions – governance, identification, detection, protection, response, recovery, and supply chain dependency management. In addition, we adhere to security standards set by the PCI Security Standards Council which are designed to ensure secure payments globally.

Risks from cybersecurity threats, including risks identified from previous cybersecurity incidents, have required significant investments over time in maturing our Information Security Program and attracting and retaining the personnel with requisite experience and expertise. In particular, the CISO has substantial relevant expertise in the financial services industry and formal training in the areas of information security and cybersecurity risk management. We will need to continue to make meaningful investments in cybersecurity controls for continuous improvement and maturation in response to constantly evolving cybersecurity threats. Cybersecurity threats will continue to be endemic to the financial services industry for the foreseeable future.

Item 2. Properties

The Bancorp maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s 26 banking locations.

As of the date of this report, the Bank operated 14 branches in Northwest Indiana, with 13 of the branches located in Lake County and 1 branch located in Porter County, Indiana, and 11 branches located in Cook County, Illinois and 1 branch located in DuPage County, Illinois. The Bank owns 21 of its branch properties and leases 5 of its branch properties under the terms of long-term leases with a third-party. All of the Bank’s branches are equipped with automated teller machines and have drive-through facilities,with the exception of one branch that is under a short-term lease and does not have a drive-through.

The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions, digital banking, and wealth management. The net book value of the Bank’s property, premises and equipment totaled $38.4 million at December 31, 2023.

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

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Bancorp’s Proxy Statement for the 2023 Annual Meeting of Shareholders:

The executive officers of the Bancorp are as follows:

Executive Officer	Age at December 31, 2023	Position
Benjamin J. Bochnowski	43	President, Chief Executive Officer of Finward Bancorp, Chief Executive Officer of Peoples Bank
Robert T. Lowry	62	Executive Vice President, Chief Operating Officer
Todd M. Scheub	56	Executive Vice President, Chief Revenue Officer of Finward Bancorp, President of Peoples Bank
Benjamin L. Schmitt	43	Senior Vice President, Chief Financial Officer and Treasurer

The following is a description of the principal occupation and employment of the executive officers of the Bancorp during at least the past five years:

Benjamin J. Bochnowski currently serves as President and Chief Executive Officer of the Bancorp and the Chief Executive Officer of the Bank. Mr. Bochnowski joined the Bancorp in 2010, became Executive Vice President and Chief Operating Officer of the Bancorp in 2013, and was promoted to President and Chief Operating Officer in 2015. He became the Chief Executive Officer in 2016. He was appointed to the Board of the Indiana Department of Financial Institutions by the Governor of Indiana in 2019. He is the Chairman of the Indiana Bankers Association. He also serves as the Chairman of the Board of Directors of One Region, a non-profit business organization focused on population growth, and Allies for Community Business, a community-based micro-lending fund serving Chicago and the surrounding metropolitan area.

Robert T. Lowry is Executive Vice President, Chief Operating Officer of the Bancorp and the Bank. He is responsible for managing the overall day-to-day operations, which includes transformational change, facilities, commercial credit, as well as loan and deposit operations. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Chief Financial Officer, Treasurer, Controller, Internal Auditor and Assistant Controller. Mr. Lowry is a Certified Public Accountant (CPA) licensed in Indiana and a Chartered Global Management Accountant (CGMA). Mr. Lowry holds a Master’s of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry has taught online courses for the American Bankers Association that focused on capital and liquidity management, interest rate risk and investments. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana and is a past board chairman and chair of the executive committee. In addition, Mr. Lowry volunteered for the IRS Volunteer Income Tax Assistance (VITA) program. He is a member of the American Institute of Certified Public Accountants and the Indiana CPA Society.

Todd M. Scheub is Executive Vice President, Chief Revenue Officer of the Bancorp and President of the Bank. He is responsible for the Bank’s Wealth Management group, Retail Banking group, Marketing, Commercial, and Retail lending groups. Mr. Scheub joined the Bank in 1996 and has previously held positions in the commercial lending group. He provides oversight to the sales group in wealth management, retail banking, business and retail lending as well as chairing the Senior Officer’s Loan Committee and the Executive Officer’s Loan Committee. Additionally he provides oversight to the Bank’s Marketing group. He is the liaison to the solutions group, risk management, executive management, and the Board of Directors on all items related to the Bank’s sales groups. Mr. Scheub holds a Bachelor of Science Degree in Business and a Master’s Degree in Business Administration from Indiana University Northwest. He also graduated from America’s Community Bankers National School of Banking. Mr. Scheub is a Board Member at Lake County Economic Alliance, and the Indiana University Northwest Business School Advisory Board.

Benjamin L. Schmitt is Senior Vice President, Chief Financial Officer and Treasurer of the Bancorp and the Bank. Mr. Schmitt joined the Bancorp and Bank in 2024. He previously served as President of Rally Consulting LLC from August 2023 to February 2024, where he advised on special projects and managed strategic efforts of commercial and community banking clients. Prior to that, Mr. Schmitt served as Managing Director within the financial services investment banking group at Piper Sandler Companies from January 2020 to June 2023, where he advised banking clients on capital raising, merger and acquisition transactions, and other strategic advisory assignments. Previously, he worked at Sandler O’Neill & Partners, L.P. in a similar capacity serving banking clients, as Director from January 2013 to January 2020, and held other investment banking advisory positions at Sandler O’Neill from September 2004 to December 2012. Mr. Schmitt began his career as an investment analyst from 2003 to 2004 at Mercer Investment Consulting. Mr. Schmitt received his Bachelor of Business Administration degree in Finance with Honors from the University of Iowa Tippie College of Business.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Bancorp’s Common Stock is listed on the Nasdaq Capital Market under the symbol “FNWD.” As of March 28, 2024, the Bancorp had 4,304,026 shares of common stock outstanding and 549 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms.

On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program is reviewed annually by the Board of Directors. No shares were repurchased during the year ended December 31, 2023 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2023 – January 31, 2023	-	N/A	-	48,828
February 1, 2023 – February 28, 2023	-	N/A	-	48,828
March 1, 2023 – March 31, 2023	4,188	$37.45	-	48,828
April 1, 2023 – April 30, 2023	-	N/A	-	48,828
May 1, 2023 – May 31, 2023	798	$28.88	-	48,828
June 1, 2023 – June 30, 2023	698	$22.80	-	48,828
July 1, 2023 – July 31, 2023	-	N/A	-	48,828
August 1, 2023 – August 31, 2023	-	N/A	-	48,828
September 1, 2023 – September 30, 2023	-	N/A	-	48,828
October 1, 2023 –October 31, 2023	-	N/A	-	48,828
November 1, 2023 – November 30, 2023	-	N/A	-	48,828
December 1, 2023 – December 31, 2023	-	N/A	-	48,828

(1) The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

(2) The number of shares above consist of shares of common stock reacquired from the Bancorp’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Bancorp’s 2015 Stock Option and Incentive Plan. For the year ended December 31, 2023, 5,684 shares were reacquired at an average per share price of $34.45 pursuant to these tax withholding transactions.

Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Bancorp's earnings are dependent upon the earnings of the Bank. The Bank's earnings are primarily dependent upon net interest margin. The net interest margin is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowings stated as a percentage of average interest earning assets. The net interest margin is perhaps the clearest indicator of a financial institution's ability to generate core earnings. Fees and service charges, wealth management operations income, gains and losses from the sale of assets, provisions for credit losses, income taxes and operating expenses also affect the Bancorp's profitability.

A summary of the Bancorp’s significant accounting policies are detailed in Note 1 to the Bancorp’s consolidated financial statements included in this report. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the Allowance for credit losses are particularly susceptible to material change in the near term.

At December 31, 2023, the Bancorp had total assets of $2.1 billion and total deposits of $1.8 billion. The Bancorp's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) that is administered by the Federal Deposit Insurance Corporation (FDIC), an agency of the federal government. At December 31, 2023, stockholders' equity totaled $147.3 million, with book value per share at $34.28. Net income for 2023 was $8.4 million, or $1.96 diluted earnings per common share. The return on average assets was 0.40%, while the return on average stockholders’ equity was 6.28%.

Recent Developments within the Banking Industry

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses, and eroding consumer confidence in the banking system. In this regard, in March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the Federal Deposit Insurance Corporation (FDIC). In addition, on May 1, 2023, the FDIC was appointed as receiver for First Republic Bank, and on that same date JPMorgan Chase acquired the substantial majority of the assets and assumed the deposits and certain other liabilities of First Republic Bank from the FDIC receivership. These bank failures were driven principally by rapid withdrawals by depositors with large uninsured balances held at these institutions and losses incurred by these banks in liquidating their bond portfolios to provide liquidity to fund these deposit outflows. The FDIC determined that Silicon Valley Bank and Signature Bank were systemically important and fully guaranteed their depositor balances above the $250,000 FDIC insurance limit. Given the sharp increase in market interest rates during 2022 and 2023, most financial institutions’ bond portfolios continue to have significant unrealized loss positions even though some of these unrealized losses were recovered during the latter part of 2023 as the interest rate environment stabilized.

In response to these bank failures and the volatility in the banking industry, on March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (the “BTFP”). The BTFP offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par for purposes of the collateral pledge under the BTFP. The BTFP expired on March 11, 2024, with a one year extension option at the discretion of each participant.

In connection with these negative industry developments, the Bancorp has proactively managed its liquidity position and balance sheet in order to remain flexible and respond to further economic, industry, and regulatory conditions. The Bancorp’s total deposits as of December 31, 2023 increased by 2.2% as compared to December 31, 2022, while core deposits as of December 31, 2023 decreased by 9.2% as compared to December 31, 2022. The increase in deposit balances and decrease in core deposits is related to customer preferences for the Bancorp's higher yielding certificate of deposit products. The Bancorp’s uninsured deposits represented 29% of total deposits at December 31, 2023 and 2022. The Bancorp’s funding base also includes public funds in the state of Indiana that are insured by the Indiana Public Deposit Insurance Fund (PDIF). The funds covered by the PDIF at December 31, 2023 were $217.6 million, compared with $188.6 million at December 31, 2022. This would further increase the total level of insured deposits at the Bancorp above those funds covered by the FDIC. The Bancorp also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. In this regard, during 2023 the Bancorp participated in the Federal Reserve BTFP by accessing $100 million of low-cost capital under the program, which was reduced to $80 million by the end of 2023. Furthermore, the Bancorp’s capital remains in excess of all required thresholds to be considered “well capitalized” under the FDIC’s risk-based capital guidelines, with common equity Tier 1 and total capital ratios of 10.40% and 11.40%, respectively, as of December 31, 2023.

Recent Developments - Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of expected credit losses over the expected contractual life of our existing loan portfolio and the establishment of an allowance that is sufficient to absorb those losses. As of January 1, 2023, we adopted ASU2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as current expected credit losses (CECL). Determining the appropriateness of the allowance is complex and requires judgement by management about the effect of matters that are inherently uncertain. In determining an appropriate allowance, management makes numerous judgments, assumptions, and estimates which are inherently subjective, as they require material estimates that may be susceptible to significant change. These estimates are derived based on continuous review of the loan portfolio, assessments of client performance, movement through delinquency stages, probability of default, losses given default, collateral values, and disposition, as well as expected cash flows, economic forecasts, and qualitative factors, such as changes in current economic conditions. As stated in Note 4 to our consolidated financial statements set forth herein, we segment our loan portfolios based on similar risk characteristics for collective evaluation using a non-discounted cash flow approach to estimate expected losses. We use a PD/LGD (probability of default/loss given default) model which aligns well with our internal risk rating system. Actual losses may differ from estimated amounts due to model inefficiencies or management’s inability to adequately determine appropriate model adjustment factors. The new accounting standard further requires management to use forecasts about future economic conditions to determine the expected credit losses over the remaining life of the asset. Forecast adjustments are fundamentally difficult to establish and, in the current environment, due to uncertainty given the potential recession and political environment, the task is even more formidable. We use a two-year reasonable and supportable period across all loan segments to forecast economic conditions. We believe the two-year time horizon aligns with available industry guidance and various forecasting sources. In assessing the factors used to derive an appropriate allowance, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes but is new to the application of CECL. We have been diligent in our efforts to gain a thorough understanding of the accounting standard, and have reviewed our portfolios, loan segmentations, methodologies and models and believe we have made appropriate and prudent decisions. Nonetheless, if management’s underlying assumptions prove to be inaccurate, the Allowance for credit losses would have to be adjusted. Our accounting policies related to the allowance for credit losses is disclosed in the section titled “Critical Accounting Policies” under the heading “Allowance for Credit Losses.”

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

Numerous actions have already been taken or commenced by the Bank to strengthen its BSA and anti-money laundering compliance practices, policies, procedures, and controls. In this regard, the Bank began developing corrective actions prior to the entry of the Order and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order. These actions include, without limitation, the formation of a Risk Management and Compliance Committee of the board of directors, consisting solely of independent directors, to assist the board in overseeing compliance efforts; enhancing the Bank’s risk management and compliance programs through restructuring reporting lines; improving technology and increasing BSA compliance staff, including hiring senior personnel; making additional investments into processes and system upgrades to strengthen anti-money laundering controls; enhancing education and training of the Bank’s employees responsible for BSA and anti-money laundering compliance; and conducting a look-back review of accounts and transaction activity covering the time periods from February 1, 2022 to March 31, 2023 to identify and properly report suspicious activity. In this regard, and as previously announced, the Bancorp and Bank also appointed David J. Kwait as Senior Vice President, General Counsel, Corporate Secretary, and Chief Risk Officer, overseeing the Bank’s enhanced risk management infrastructure, including BSA compliance.

The Bank will incur additional non-interest expenses associated with the implementation of the corrective actions set forth in the Order. However, these expenses are not expected to have a material impact on the results of operations or financial condition of the Bancorp or the Bank.

Memorandum of Understanding

On November 7, 2023, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and DFI. The MOU is an informal administrative agreement pursuant to which the Bank has agreed to take various actions and comply with certain requirements to enhance certain areas of the Bank’s operations. The MOU documents an understanding among the Bank, the FDIC, and DFI that, among other things, the Bank will: refrain from paying cash dividends without prior regulatory approval and develop and implement certain plans regarding the Bank’s operations, capital, and strategy. The Bank will submit written quarterly progress reports to the FDIC and DFI detailing compliance with the MOU. The MOU will remain in effect until modified or terminated by the FDIC and DFI.

Management does not expect the actions called for by these regulatory actions to have a substantial impact on the Bancorp’s or the Bank’s ongoing day-to-day operations, although they may have the effect of limiting or delaying the Bancorp’s or the Bank’s ability or plans to expand and engage in business combinations.

Financial Condition

During the year ended December 31, 2023, total assets increased by $37.9 million (1.8%), to $2.1 billion, with interest-earning assets increasing by $52.5 million (2.8%). At December 31, 2023, interest‑earning assets totaled $2.0 billion and represented 92.9% of total assets. Loans totaled $1.5 billion and represented 77.2% of interest-earning assets, 71.7% of total assets and 83.4% of total deposits. The loan portfolio, which is the Bancorp’s largest asset, is a significant source of both interest and fee income.

	December 31,		December 31,
(Dollars in thousands)	2023		2022
	Balance	% Loans	Balance	% Loans

Residential real estate	$484,948	32.1%	$484,595	32.1%
Home equity	46,599	3.1%	38,978	2.6%
Commercial real estate	503,202	33.4%	486,431	32.2%
Construction and land development	115,227	7.6%	108,926	7.2%
Multifamily	219,917	14.6%	251,014	16.6%
Consumer	610	0.0%	918	0.1%
Manufactured Homes	30,845	2.0%	34,882	2.3%
Commercial business	97,386	6.5%	93,278	6.2%
Government	10,021	0.7%	9,549	0.7%
Loans receivable	1,508,755	100.0%	1,508,571	100.0%
Plus:
Net deferred loans origination costs	3,705		5,083
Undisbursed loan funds	135		(23)
Loans receivable, net of deferred fees and costs	$1,512,595		$1,513,631

Adjustable rate loans / loans receivable	$681,444	45.2%	$698,842	46.3%

	December 31,	December 31,
	2023	2022

Loans receivable to total assets	71.7%	73.1%
Loans receivable to earning assets	77.2%	79.4%
Loans receivable to total deposits	83.4%	85.3%

Commercial real estate loans remained our largest loan segment and accounted for 33.4% of the total loan portfolio at December 31, 2023 and 32.2% at December 31, 2022. A further breakdown of the composition of the commercial real estate loan portfolio as of December 31, 2023 is shown in the table below:

Commercial Real Estate (CRE) 12/31/2023*
($millions)
	# Loans	$ Amount	% of Total Net Loans
CRE Owner Occupied (CRE OO)
Food Services & Drinking Places	67	$31.2	2.1%
Ambulatory Health Care Services	34	28.4	1.9%
Gasoline Stations & Fuel Dealers	23	25.7	1.7%
Merchant Wholesalers, Durable Goods	16	13.4	0.9%
Other	311	121.4	8.0%
Total CRE Owner Occupied (CRE OO)	451	$220.0	14.6%

CRE Non Owner Occupied (CRE NOO)
Strip Centers - Lessors	157	$124.1	8.2%
Hotels	16	42.5	2.8%
Office Properties - Lessors	54	41.2	2.7%
Industrial Properties - Lessors	59	38.9	2.6%
Special Use - Lessors	12	10.9	0.7%
Big Box Retail - Lessors	2	8.5	0.6%
Mini Warehouses - Lessors	16	7.9	0.5%
Other	14	9.1	0.6%
Total CRE Non Owner Occupied (CRE NOO)	330	283.2	18.8%

Total Commercial Real Estate (OO & NOO)	781	$503.2	33.4%

Total Net Loans		$1,508.8

*North American Industry Classification System (NAICS) classification coding for CRE loans began in 2023, similar NAICS 2022 proforma was not available to report

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the year ended December 31, 2023, the Bank originated $37.9 million in new fixed rate mortgage loans for sale, compared to $44.9 million during the year ended December 31, 2022. During the year ended December 31, 2023, the Bank originated $41.6 million in new 1-4 family loans retained in its portfolio, compared to $105.4 million during the year ended December 31, 2022. These retained loans are primarily construction loans and adjustable-rate loans with a fixed-rate period of 7 years or less, and the Bank continues to sell longer-duration fixed rate mortgages into the secondary market. Net gains realized from the mortgage loan sales totaled $1.1 million for the year ended December 31, 2023, compared to $1.4 million for the year ended December 31, 2022. At December 31, 2023, the Bancorp had $340 thousand in loans that were classified as held for sale, compared to $1.5 million at December 31, 2022.

Non-performing loans include those loans that are 90 days or more past due and accruing and those loans that have been placed on non-accrual status. At December 31, 2023, all non-performing loans are also accounted for on a non-accrual basis, except for thirty residential real estate loans totaling $1.1 million, and one commercial loan totaling $712 thousand that remained accruing and more than 90 days past due.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2023	December 31, 2022
Residential real estate	$2,824	$5,513
Home equity	468	594
Commercial real estate	1,545	3,242
Construction and land development	-	-
Multifamily	3,715	7,064
Commercial business	2,897	1,881
Consumer	2	-
Manufactured homes	-	82
Government	-	-
Total	$11,451	$18,376
Nonperforming loans to total loans	0.76%	1.21%
Nonperforming loans to total assets	0.54%	0.89%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2023 or December 31, 2022.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2023	December 31, 2022
Residential real estate	$2,098	$6,035
Home equity	479	612
Commercial real estate	2,544	7,421
Construction and land development	-	-
Multifamily	4,245	7,064
Commercial business	2,896	1,881
Consumer	2	-
Manufactured homes	-	-
Government	-	-
Total	$12,264	$23,013

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:
(Dollars in thousands)
Loan Segment	December 31, 2023	December 31, 2022
Residential real estate	$3,084	$1,338
Home equity	168	385
Commercial real estate	7,434	4,955
Construction and land development	6,902	2,346
Multifamily	-	1,859
Commercial business	1,610	703
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$19,198	$11,586

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Bancorp aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for credit losses.

A loan is considered collateral dependent when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.

At times, the Bancorp will modify the terms of a loan to forego a portion of interest or principal or reduce the interest rate on the loan to a rate materially less than market rates, or materially extend the maturity date of a loan as part of a concession to a borrower experiencing financial difficulty. The valuation basis for these modified loans is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The following table shows the amortized cost of loans at December 31, 2023, that were both experiencing financial difficulty and modified during the year ended December 31, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the year ended December 31, 2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$-	$868	$-	$-	0.18%
Total	$-	$868	$-	$-	0.06%

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Bancorp closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans that have been modified during the year ended December 31, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$868	$-	$-	$-
Total	$868	$-	$-	$-

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

At December 31, 2023, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled loan modification. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is appropriate to provide coverage for current expected credit losses in the loan and lease portfolio. The allowance for credit losses is increased by the provision for credit losses and is decreased by charge-offs, net of recoveries on prior charge-offs. The determination of the amounts of the ACL and provisions for credit losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability as of the reporting date. The appropriateness of the current period provision and the overall adequacy of the ACL are determined through a disciplined and consistently applied quarterly process that reviews the Bancorp’s current credit risk within the loan portfolio and identifies the required allowance for credit losses given the current risk estimates.

The ACL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for credit losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $3.5 million and $4.6 million as of December 31, 2023, and 2022, respectively, and is included in net deferred loan origination cost.

The Bancorp's allowance to total loans and non-performing loans are summarized below:
(Dollars in thousands)
	12/31/2023	12/31/2022

Allowance for credit losses	$18,768	$12,897
Total loans	$1,512,595	$1,513,631
Non-performing loans	$11,451	$18,376
ACL-to-total loans	1.24%	0.85%
ACL-to-non-performing loans (coverage ratio)	163.9%	70.2%

The December 31, 2023, balance in the ACL account is considered adequate by management after extensive analysis performed in accordance with the provisions of the current expected credit loss model. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ACL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

During 2023, net sales of foreclosed real estate totaled $77 thousand and net losses from the 2023 sales totaled $13 thousand.

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, U.S. treasury securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio totaled $371.4 million at December 31, 2023, compared to $370.9 million at December 31, 2022, an increase of $478 thousand or 0.1%. The increase is attributable to decreased unrealized losses within the portfolio. At December 31, 2023, the securities portfolio represented 19.0% of interest-earning assets and 17.6% of total assets compared to 19.5% of interest-earning assets and 17.9% of total assets at December 31, 2022.

As of December 31, 2023, the Bancorp’s two investments in trust preferred securities were in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities on non-accrual status. At December 31, 2023, the cost basis of the two trust preferred securities on non-accrual status totaled $2.2 million.

The carrying value of the Bancorp’s investment portfolio and other short-term investments and stock balances at December 31, 2023 and 2022 were as follows:

	December 31,		December 31,
(Dollars in thousands)	2023		2022
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$7,883	2.1%	$7,625	2.1%
U.S. treasury securities	-	0.0%	389	0.1%
Collateralized mortgage obligations and residential mortgage-backed securities	123,464	33.2%	134,116	36.2%
Municipal securities	238,670	64.3%	227,718	61.3%
Collateralized debt obligations	1,357	0.4%	1,048	0.3%
Total securities available-for-sale	$371,374	100.0%	$370,896	100.0%

	December 31,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$67,647	$11,210	$56,437	503.5%
Fed funds sold	419	107	312	291.6%
Certificates of deposit in other financial institutions	-	2,456	(2,456)	-100.0%
Federal Home Loan Bank stock	6,547	6,547	-	-

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

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	December 31,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change
	Balance	Balance	$	%

Checking	$653,529	$755,377	$(101,848)	-13.5%
Savings	302,782	402,365	(99,583)	-24.7%
Money market	324,993	254,157	70,836	27.9%
Certificates of deposit	532,117	363,118	168,999	46.5%
Total deposits	$1,813,421	$1,775,017	$38,404	2.2%

On December 31, 2023, balances for certificates of deposit totaled $532.1 million, compared to $363.1 million on December 31, 2022, an increase of $169.0 million or 46.5%. The decrease in core deposits and increase in certificate of deposit balances is related to customer preferences for higher yielding deposits.

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	December 31,	December 31,	YTD
(Dollars in thousands)	2023	2022	Change
	Balance	Balance	$	%

Repurchase agreements	$38,124	$15,503	$22,621	145.9%
Borrowed funds	80,000	120,000	(40,000)	-33.3%
Total borrowed funds	$118,124	$135,503	$(17,379)	-12.8%

Repurchase agreements increased as part of normal account fluctuations within that product line. Borrowed funds decreased due to cyclical inflows and outflows of interest-earning assets and interest-bearing liabilities.

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

Changes in the liquidity position result from operating, investing, and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in financial institutions, and the purchase, sale, and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Bancorp utilizes borrowings (i.e., repurchase agreements, FHLB advances and federal funds purchased) as a source of funds.

During 2023, cash and cash equivalents increased $54.7 million compared to a decrease of $1.9 million for 2022. The primary sources of cash and cash equivalents were proceeds from the sale of loans originated for sale, proceeds from the sale of securities, proceeds from the maturity and paydown of securities, and proceeds from the Federal Reserve’s BTFP. The primary uses of cash and cash equivalents were the payment of dividends, change in deposits, and loan originations. During 2023, net cash from operating activities totaled $24.2 million, compared to $17.7 million for 2022. Cash provided from operating activities was primarily a result of net income, sale of loans originated for sale and net change in other assets, accrued expenses, and other liabilities, offset by loans originated for sale and gain on sale of loans held-for-sale. Net cash inflows from investing activities totaled $15.0 million during 2023, compared to outflows of $1.1 million during 2022. Cash inflows from investing activities were primarily related to the net change in loans receivable and purchase of securities, offset against the proceeds from the sales and maturities of securities and certificates of deposit in other financial institutions. Net cash inflows from financing activities totaled $15.5 million in 2023, compared to net cash outflows of $18.5 million in 2022. The net cash flows from financing activities were primarily a result of net change in deposits, proceeds from borrowings, the net change in repurchase agreements and dividends paid.

Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. Stockholders' equity totaled $147.3 million at December 31, 2023, compared to $136.4 million at December 31, 2022, an increase of $11.0 million (8.0%). The increase was primarily the result of net income of $8.4 million and a decrease in net unrealized losses on available for sale securities of $12.7 million, which were partially offset by a decrease from the impact of adoption of ASU No. 2016-13 totaling $6.1 million and dividends of $4.5 million. At December 31, 2023, book value per share was $34.28 compared to $31.73 for 2022.

The following table shows that, at December 31, 2023, the Bank’s capital exceeded all regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$168.3	10.4%	$72.6	4.5%	$104.9	6.5%
Tier 1 capital to risk-weighted assets	$168.3	10.4%	$96.9	6.0%	$129.1	8.0%
Total capital to risk-weighted assets	$183.3	11.4%	$129.1	8.0%	$161.4	10.0%
Tier 1 capital to adjusted average assets	$168.3	7.8%	$86.6	4.0%	$108.2	5.0%

The Bancorp’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. See “– Regulatory Developments Regarding the Bancorp and the Bank – Memorandum of Understanding” above. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that the Bank was eligible to declare in 2023, without the need for qualifying for an exemption or prior DFI approval, was its 2023 net income. On December 26, 2023, the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.12 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on February 5, 2024.

Results of Operations –

Comparison of 2023 to 2022

Net income for 2023 was $8.4 million, compared to $15.1 million for 2022, a decrease of $6.7 million (44.4%). The decrease is primarily due to lower net interest income, an increase in the provision for credit losses and a decrease in noninterest income, which were partially offset by a decrease in noninterest expenses and a decrease in income tax expense. The earnings represent a return on average assets of 0.40% for 2023, compared to 0.74% for 2022. The return on average equity was 6.28% for 2023, compared to 10.47% for 2022.

Net interest income for 2023, was $54.6 million, a decrease of $12.6 million (18.8%) from $67.1 million for 2022. The decreased net interest margin is primarily the result of the increase in short-term interest rates relative to long-term interest rates as part of the Federal Reserve’s response to high inflation and other factors. The compression seen in 2023 may continue moderately, unless target rates decrease, and our interest-bearing liabilities can be repriced at those lower rates. The weighted-average yield on interest-earning assets was 4.45% for 2023, compared to 3.81% for 2022. The weighted-average cost of funds was 1.96% for 2023, compared to 0.33% for 2022. The impact of the 4.45% return on interest earning assets and the 1.96% cost of funds resulted in a net interest spread of 2.49% for 2023, compared to a net interest spread of 3.48% for 2022. During 2023, total interest income increased by $13.7 million (19.1%) while total interest expense increased by $26.3 million (539.1%). The net interest margin was 2.83% for 2023, compared to 3.56% for 2022. The Bancorp’s tax equivalent net interest margin for 2023, was 2.98% compared to 3.74% for 2022. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets.

The increase in interest earning asset income for the year ended December 31, 2023, compared to the year ended December 31, 2022, is primarily related to increased reinvestment rates in 2023 for loans, securities, and excess cash balances, as a result of the Federal Reserve rate increases occurring throughout 2023. The increase in interest bearing liability expense is primarily the result of the Bancorp adjusting deposit and repurchase agreement pricing to align with the current interest rate cycle, along with increased borrowing costs as a result of the Federal Reserve rate increases.

The following table shows the change in noninterest income for the year ending December 31, 2023, and December 31, 2022.

			YTD
(Dollars in thousands, except per share data)	Year Ended December 31,		12/31/2023 vs. 12/31/2022
	2023	2022	$ Change	% Change
Noninterest income:
Fees and service charges	$6,024	$6,257	$(233)	-3.7%
Wealth management operations	2,484	2,113	371	17.6%
Gain on sale of loans held-for-sale, net	1,081	1,368	(287)	-21.0%
Gain (loss) on sale of securities, net	(48)	662	(710)	-107.3%
Increase in cash value of bank owned life insurance	766	810	(44)	-5.4%
Gain (loss) on sale of foreclosed real estate	(13)	16	(29)	-181.3%
Other	452	283	169	59.7%

Total noninterest income	$10,746	$11,509	$(763)	-6.6%

The decrease in fees and service charges is primarily the result of decreased lending fees earned resulting from lower loan volume year over year. The increase in wealth management operations is the result of higher fee income year over year due to customer base growth and market conditions. The decrease in gain on sale of loans is the result of a decline in the volume of loans sold due to the increases in interest rates in the economy during 2023 and 2022. We expect demand for fixed rate mortgage loans held-for-sale in the secondary market to be lower as borrowing rates on loans remain elevated.

The following table shows the change in noninterest expense for the year ending December 31, 2023, and December 31, 2022.

			YTD
(Dollars in thousands, except per share data)	Year Ended December 31,		12/31/2023 vs. 12/31/2022
	2023	2022	$ Change	% Change
Noninterest expense:
Compensation and benefits	$27,655	$28,990	$(1,335)	-4.6%
Occupancy and equipment	6,557	6,785	(228)	-3.4%
Data processing	4,734	6,750	(2,016)	-29.9%
Marketing	840	1,907	(1,067)	-56.0%
Impairment charge on assets held for sale	-	1,232	(1,232)	-100.0%
Federal deposit insurance premiums	2,003	1,228	775	63.1%
Professional services	1,603	1,211	392	32.4%
Net loss recognized on sale of premises and equipment	-	303	(303)	-100.0%
Other	11,839	13,694	(1,855)	-13.5%

Total noninterest expense	$55,231	$62,100	$(6,869)	-11.1%

The decrease in compensation and benefits is primarily the result of nonrecurring expenses related to the acquisition of Royal Financial. The decrease in data processing expense is primarily the result of the data conversion expenses incurred in 2022 related to the acquisition of Royal Financial. The decrease in occupancy and equipment expense is primarily due to the elimination of expenses on three branches that were closed in 2022. The decrease in marketing is a result of nonrecurring expenses related to the Royal Financial acquisition advertising campaign in 2022. The decrease in impairment charge on assets held for sale is the result of prior year impairment on the carrying value of branches held for sale. The increase in federal deposit insurance premiums is primarily the result of growth of the Bank’s average assets. The net loss recognized on sale of premises and equipment in 2022 resulted from the sale of a branch office. The resulting cost savings were redeployed into building a digital-forward foundation so that the Bancorp can better serve its customers. The decrease in other operating expenses is primarily the result of one-time expenses incurred in the prior year related to the acquisition of Royal Financial.

Income tax benefit for the year ended December 31, 2023, totaled $335 thousand, compared to income tax expense of $1.4 million for the year ended December 31, 2022, a decrease of $1.8 million (122.7%). The combined effective federal and state tax rate for the Bancorp was (4.16%) for the year ended December 31, 2023, compared to 8.9% for the year ended December 31, 2022.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that management believes are most important to the portrayal of the Bancorp’s financial condition and that require management’s most difficult, subjective or complex judgments. The Bancorp’s most critical accounting estimates are summarized below. Other accounting policies, including those related to the fair values of financial instruments and the status of contingencies, are summarized in Note 1 to the Bancorp’s consolidated financial statements.

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

At the end of each reporting period securities held in the investment portfolio are evaluated on an individual security level for determination of the need for an allowance for credit losses. Significant judgments are required in determining whether unrealized losses on securities are due to credit-related causes, as opposed to changes in interest rates in the economy, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates.

We consider the following factors when determining credit-related impairment for a security: the length of time and the extent to which the market value has been less than amortized cost; the financial condition and near-term prospects of the issuer; the underlying fundamentals of the relevant market and the outlook for such market for the near future; and an assessment of whether the Bancorp has (1) the intent to sell the debt securities or (2) more likely than not will be required to sell the debt securities before its anticipated market recovery. If either of these conditions is met, management will recognize credit-related impairment. If, in management’s judgment, a credit-related impairment exists, the cost basis of the security will be written down for the credit loss, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings. Management will utilize an independent valuation specialist to value securities semi-annually for credit-related impairment.

Allowance for credit losses – The Bancorp maintains an Allowance for credit losses (“ACL”) to absorb probable incurred credit losses that arise from the loan portfolio. The ACL is increased by the provision for credit losses, and decreased by charge-offs net of recoveries. The determination of the amounts of the ACL and provisions for credit losses is based upon management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability. The methodology used to determine the current year provision and the overall adequacy of the ACL includes a disciplined and consistently applied quarterly process that combines a review of the current position with a risk assessment worksheet. Factors that are taken into consideration in the analysis include an assessment of national and local economic trends, a review of current year loan portfolio growth and changes in portfolio mix, and an assessment of trends for loan delinquencies and loan charge-off activity. Particular attention is given to non-accruing loans and accruing loans past due 90 days or more, and loans that have been classified as substandard, doubtful, or loss. Changes in the provision are directionally consistent with changes in observable data.

Commercial and industrial, and commercial real estate loans that exhibit credit weaknesses and loans that have been classified as impaired are subject to an individual review. Where appropriate, ACL allocations are made to these loans based on management’s assessment of financial position, current cash flows, collateral values, financial strength of guarantors, industry trends, and economic conditions. ACL allocations for homogeneous loans, such as residential mortgage loans and consumer loans, are based on historical charge-off activity and current delinquency trends. Management has allocated general reserves to both performing and non-performing loans based on historical data and current information available.

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

The risk factors are applied to these types of loans to determine the appropriate level for the ACL. Adjustments may be made to these allocations that reflect management’s judgment on current conditions, delinquency trends, and charge-off activity. Based on the above discussion, management believes that the ACL is currently adequate, but not excessive, given the risk inherent in the loan portfolio.

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

To the Stockholders, Board of Directors, and Audit Committe

Finward Bancorp

Munster, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Finward Bancorp (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Topic 326: Financial Instruments – Credit Losses. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses.  The Company’s loan portfolio totaled $1.5 billion as of December 31, 2023, and the associated allowance for credit losses (“ACL”) on loans was $18.8 million.  As discussed in Notes 1 and 4 to the consolidated financial statements, the Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts.  Historical peer and Company credit loss experience provides the basis for the estimation of expected credit losses.  Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses.  The resulting qualitative adjustments are applied to the relevant collectively evaluated loan pools.

We have identified the ACL, and more specifically the qualitative adjustments applied in the ACL, as a critical audit matter.  The principal consideration for our determination is the high degree of judgment and subjectivity in auditing the assumptions utilized by management in calculating the qualitative reserve component.  This required a high degree of judgement due to the nature and extent of audit evidence and effort required to address this matter.

The primary procedures we performed related to this critical audit matter included:

●

Obtained an understanding of the Company’s process for establishing the ACL, including the selection and application of qualitative factors and related adjustments to establish the qualitative component of the ACL.

●	Evaluated the relevancy and reliability of the underlying data used to derive the qualitative factors, including comparison to internal, external and/or peer data.
●

Assessed the appropriateness and reasonableness of the qualitative factor adjustments, including evaluating management’s judgments as to which factors and relevant assessed risks impacted the qualitative adjustments for each loan pool.

●	Tested the accuracy of the mathematical application of the qualitative factors to adjust the historical loss experience.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2021.

Indianapolis, Indiana

March 28, 2024

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2023	2022

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$17,942	$19,965
Interest bearing deposits in other financial institutions	67,647	11,210
Federal funds sold	419	107

Total cash and cash equivalents	86,008	31,282

Certificates of deposit in other financial institutions	-	2,456

Securities available-for-sale	371,374	370,896
Loans held-for-sale	340	1,543
Loans receivable, net of deferred fees and costs	1,512,595	1,513,631
Less: Allowance for credit losses	(18,768)	(12,897)
Net loans receivable	1,493,827	1,500,734
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	8,045	7,421
Premises and equipment	38,436	40,212
Foreclosed real estate	71	-
Cash value of bank owned life insurance	32,702	31,936
Goodwill	22,395	22,395
Other intangible assets	3,272	4,794
Other assets	45,262	50,123

Total assets	$2,108,279	$2,070,339

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$295,594	$359,092
Interest bearing	1,517,827	1,415,925
Total	1,813,421	1,775,017
Repurchase agreements	38,124	15,503
Borrowed funds	80,000	120,000
Accrued expenses and other liabilities	29,389	23,426

Total liabilities	1,960,934	1,933,946

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: December 31, 2023 - 4,298,773 December 31, 2022 - 4,298,401	-	-
Additional paid-in capital	69,555	69,032
Accumulated other comprehensive loss	(51,613)	(64,300)
Retained earnings	129,403	131,661

Total stockholders' equity	147,345	136,393

Total liabilities and stockholders' equity	$2,108,279	$2,070,339

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Year Ended December 31,
	2023	2022
Interest income:
Loans receivable	$74,762	$62,133
Securities	9,118	9,576
Other interest earning assets	1,903	326

Total interest income	85,783	72,035

Interest expense:
Deposits	25,438	3,604
Repurchase agreements	1,294	195
Borrowed funds	4,496	1,087

Total interest expense	31,228	4,886

Net interest income	54,555	67,149
Provision for credit losses	2,025	-

Net interest income after provision for credit losses	52,530	67,149

Noninterest income:
Fees and service charges	6,024	6,257
Wealth management operations	2,484	2,113
Gain on sale of loans held-for-sale, net	1,081	1,368
Gain (loss) on sale of securities, net	(48)	662
Increase in cash value of bank owned life insurance	766	810
Gain (loss) on sale of foreclosed real estate	(13)	16
Other	452	283

Total noninterest income	10,746	11,509

Noninterest expense:
Compensation and benefits	27,655	28,990
Occupancy and equipment	6,557	6,785
Data processing	4,734	6,750
Marketing	840	1,907
Impairment charge on assets held for sale	-	1,232
Federal deposit insurance premiums	2,003	1,228
Professional services	1,603	1,211
Net (gain) recognized on sale of premises and equipment	(276)	303
Other	12,115	13,694

Total noninterest expense	55,231	62,100

Income before income tax expenses	8,045	16,558
Income tax expenses (benefits)	(335)	1,478

Net income	$8,380	$15,080

Earnings per common share:
Basic	$1.96	$3.61
Diluted	$1.96	$3.60

Dividends declared per common share	$1.05	$1.24

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)	Year Ended December 31,
	2023	2022

Net income	$8,380	$15,080

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain (loss) arising during the period	16,630	(89,323)
Less: reclassification adjustment for losses (gains) included in net income	48	(662)
Net securities gain (loss) during the period	16,678	(89,985)
Tax effect	(3,991)	21,409
Other comprehensive income (loss), net of tax	12,687	(68,576)
Comprehensive income (loss), net of tax	$21,067	$(53,496)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2022	$-	$30,430	$4,276	$121,909	$156,615

Net income	-	-	-	15,080	15,080
Other comprehensive loss, net of tax	-	-	(68,576)	-	(68,576)
Net surrender value of 3,115 restricted stock awards	-	(120)	-	-	(120)
Stock-based compensation expense	-	741	-	-	741
Issuance of 795,423 shares at $47.75 per share, for acquisition of Royal Financial, Inc.	-	37,981	-	-	37,981
Cash dividends, $1.24 per share	-	-	-	(5,328)	(5,328)

Balance at December 31, 2022	$-	$69,032	$(64,300)	$131,661	$136,393

Balance at January 1, 2023	$-	$69,032	$(64,300)	$131,661	$136,393

Cumulative effect of change in accounting principle (ASU 2016-13)	-	-	-	(6,118)	(6,118)
Net income	-	-	-	8,380	8,380
Other comprehensive income, net of tax	-	-	12,687	-	12,687
Net surrender value of 5,684 restricted stock awards	-	(196)	-	-	(196)
Stock-based compensation expense	-	719	-	-	719
Cash dividends, $1.05 per share	-	-	-	(4,520)	(4,520)

Balance at December 31, 2023	$-	$69,555	$(51,613)	$129,403	$147,345

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,380	$15,080
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(37,939)	(44,856)
Sale of loans originated for sale	40,217	49,628
Depreciation and amortization, net of accretion	7,163	5,968
Deferred tax expense (benefit)	(673)	1,187
Stock based compensation expense	719	741
Loss (gain) on sale of securities, net	48	(662)
Gain on sale of loans held-for-sale, net	(1,084)	(1,470)
Loss (gain) on sale of premises and equipment, net	(276)	303
Impairment charge on assets held for sale	-	1,232
Loss (gain) on sale of foreclosed real estate	13	(16)
Gain on cash value of bank owned life insurance	(766)	(810)
Loss on derivatives	3	102
Provision for credit losses	2,025	-
Net change in:
Interest receivable	2,105	(141)
Other assets	3,002	(5,080)
Accrued expenses and other liabilities	1,274	(3,476)
Total adjustments	15,831	2,650
Net cash provided by operating activities	24,211	17,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	2,456	232
Purchase of certificates of deposit in other financial institutions	-	(734)
Proceeds from maturities and pay downs of securities available-for-sale	14,332	41,524
Proceeds from sales of securities available-for-sale	476	53,953
Purchase of securities available-for-sale	(123)	(30,421)
Proceeds from bank owned life insurance	-	314
Net change in loans receivable	(6,378)	(93,998)
Proceeds from loans held for sale previously classified as loans receivable	4,530	-
Purchase of Federal Home Loan Bank Stock	-	(1,997)
Purchase of loans receivable	-	(2,663)
Purchase of premises and equipment, net	(1,148)	(3,031)
Proceeds from sale of premises and equipment	799	1,798
Proceeds from sale of foreclosed real estate	77	93
Cash and cash equivalents from acquisition activity, net	-	33,799
Net cash provided by (used in) investing activities	15,021	(1,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	38,404	(134,220)
Proceeds from borrowed funds	80,000	120,000
Repayment of borrowed funds	(120,000)	-
Net surrender value of restricted stock awards	(196)	(120)
Change in repurchase agreements	22,621	922
Dividends paid	(5,335)	(5,075)
Net cash provided by (used in) financing activities	15,494	(18,493)
Net change in cash and cash equivalents	54,726	(1,894)
Cash and cash equivalents at beginning of year	31,282	33,176
Cash and cash equivalents at end of year	$86,008	$31,282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$28,528	$4,572
Income taxes	241	1,347
Acquisition activity:
Fair value of assets acquired, including cash and cash equivalents	$-	$528,539
Value of goodwill and other intangible assets	-	14,506
Fair value of liabilities assumed	-	486,339
Cash paid for acquisition	-	18,725
Issuance of common stock for acquisition	-	37,981
Noncash activities:
Transfer of loans receivable to loans held for sale	$4,530	$-
Transfers from loans to foreclosed real estate	135	$-
Dividends declared not paid	517	1,332
Transfer of premises and equipment to other real estate	-	1,815
Initial recognition of ASU 2016-13	9,295	-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2023 and 2022

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include Finward Bancorp (the “Bancorp” or “Finward”) and Peoples Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp’s business activities include being a holding company for the Bank. The Bancorp’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation provides insurance and annuity investments to the Bank’s wealth management customers. NWIN, LLC is located in Las Vegas, Nevada and serves as the Bank’s investment subsidiary and parent of a real estate investment trust, NWIN Funding, Inc. NWIN Funding, Inc. was formed as an Indiana Real Estate Investment Trust. The formation of NWIN Funding, Inc. provides the Bancorp with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. receives favorable state tax treatment for income generated by its operations. Columbia Development Company is a limited liability company that serves to hold certain real estate properties that are acquired through foreclosure. On May 18, 2016, NWIN Risk Management, Inc., a captive insurance company incorporated in Nevada, was formed as a wholly owned subsidiary of the Holding Company. NWIN Risk Management, Inc. was dissolved as a corporate entity on August 9, 2023. All assets of the subsidiary were distributed to the Holding Company upon decommissioning. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates – Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for credit losses are particularly susceptible to material change in the near term.

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

Securities – The Bancorp classifies securities into held-to-maturity, available-for-sale, or trading categories. Held-to-maturity securities are those which management has the positive intent and the Bancorp has the ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Bancorp may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive (loss) income, net of tax. At December 31, 2023, and 2022, all of the Bancorp’s securities were classified as available-for-sale. The Bancorp does not have a held to maturity or trading portfolio. Realized gains and losses resulting from the sale of securities recorded on the trade date are computed by the specific identification method. Interest and dividend income, adjusted by amortization of premiums or discounts on a level yield method, are included in earnings.

Prior to the adoption of ASU 2016-13, declines in the fair value of securities below their cost deemed to be other‑than‑temporary impairment (“OTTI”) were reflected in operations as realized losses. Upon adoption of ASU 2016-13, for securities in a loss position, the Company evaluates whether the decline in fair value below amortized cost resulted from a credit loss or other factors, and if the loss is attributable to credit loss, the loss is recognized through an allowance for credit losses on securities. In assessing credit loss, the Company considers, among other things: the extent to which fair value is less than the amortized cost basis, adverse conditions specific to the security or industry, historical payment patterns, the likelihood of future payments and changes to the rating of a security by a rating agency.

The full amount of the loss will be charged to earnings if the Company intends to sell an impaired security or it is more likely than not that the Company would be required to sell an impaired security before recovering its amortized cost basis. Changes in the allowance for credit losses would be recorded as a provision for credit losses. Losses would be charged against the allowance when management believes the security is uncollectible or management intends to sell or is required to sell the security. See Note 3—Securities for additional information.

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

The accrual of interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than when they reach 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for credit losses – The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes uncollectibility of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (segment) basis when similar risk characteristics exist. Segments generally reflect underlying collateral categories as well taking into consideration the risk ratings and unguaranteed balance of small business loans. Management considers various economic scenarios in its forecast when evaluating economic indicators and weights the various scenarios to arrive at the forecast that most reflects management’s expectation of future conditions. After a two-year forecast period, a two-year reversion period adjusts loss experience to the historical average on a straight-line basis.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, adjusted for undiscounted selling costs as appropriate. When the discounted cash flow method is used to determine the allowance for credit losses, management does not adjust the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Bancorp.

Additionally, the allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations, trends in underlying collateral, external factors and economic conditions not already captured.

The Company also maintains an allowance for credit losses on off-balance sheet credit exposures for unfunded loan commitments. This allowance is reflected as a component of other liabilities which represents management’s current estimate of expected losses in the unfunded loan commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life based on management’s consideration of past events, current conditions and reasonable and supportable economic forecasts. Management tracks the level and trends in unused commitments and takes into consideration the same factors as those considered for purposes of the allowance for credit losses on outstanding loans.

Results for the full year and period end December 31, 2023, are presented under the current expected credit losses ("CECL") methodology while prior period amounts continue to be reported in accordance with the Allowance for loan and lease losses (“ALLL”) methodology.

A description of each segment of the loan portfolio, including the corresponding credit risk, is included below:

Residential real estate – We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We also offer a variety of lot loan options to consumers to purchase the lot on which they intend to build their home. We also offer traditional home equity loans and lines of credit. Our underwriting criteria for, and the risk associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.

Home Equity - Home equity loans typically have terms of 20 years or less. We generally limit the extension of credit to 90% of the available equity of each property. These loans carry risk associated with local employment and declining real estate values.

Commercial real estate - Commercial real estate loans are extensions of credit secured by owner occupied and non-owner occupied collateral. Commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 80% of cost of appraised value. We also generally require that a borrower’s cash flow exceed 120% of monthly debt service obligations. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Such repayment of owner occupied loans is commonly derived from the successful ongoing operations of the business occupying the property. These typically include small businesses and professional practices. Commercial real estate loans may also include government guaranteed loans secured by collateral in the form of residential real estate. Repayment of such loans generally comes from the generation of cash flow as the result of the borrower’s business operations

Construction and land development– Construction and land development loans are generally limited to a term of 9 to 24 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon completion and either the sale of the property or refinance into a permanent loan. We believe that construction and land development loans generally carry a higher degree of risk than long-term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property. We attempt to reduce risk associated with construction and land development loans by obtaining personal guaranties and by keeping the maximum loan to value ratio at or below 80% of the lesser of cost or appraised value, depending on the project type. Generally we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow.

Multifamily - Multifamily loans are a subset of commercial real estate loans and generally carry similar terms and underwriting requirements. These loans are broken out as a separate segment due to unique risk characteristics that they exhibit. While similar in nature to other non-owner occupied commercial real estate, they are significantly impacted by the individual credit capacity of many more individual tenants than other commercial real estate as well as the condition and capacity of the local residential housing markets. The underlying real estate also has a lack of suitable alternative uses.

Commercial business - Commercial business loans are typically made to small and middle-market established businesses involved in professional services, accommodation and food services, health care, financial services, wholesale trade, manufacturing, distribution, retailing, and non-profits. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and personal guarantees of the principals. The regional economic strength or weakness impacts the relative risk in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers. Risks associated with commercial and industrial loans include monitoring the condition of the collateral which often consists of inventory, accounts receivable, and other non-real estate assets. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service this debt.

Consumer – Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to seven years. Although we typically require monthly principal and interest payments on our loan products, we will offer consumer loans at interest only with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than our first and second mortgages on real estate because they may be unsecured, or, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Manufactured homes. The Bancorp purchases fixed rate closed loans from a third party that are subject to Bancorp’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans have a reserve account held at the Bancorp.

Government - The Bancorp is permitted to purchase non-rated municipal securities, tax anticipation notes, and warrants within the local market area.

Troubled Loan Modifications – A troubled loan modification is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loan should be reported as a troubled loan modification (TLM). A loan is a TLM when the Bancorp, for economic or legal reasons related to the borrower's financial difficulties, grants a type of loan modification to the borrower by modifying or renewing a loan under terms that the Bancorp would not otherwise consider. To make this determination, the Bancorp must determine whether (a) the borrower is experiencing financial difficulties and (b) the Bancorp granted the borrower a modification for principal forgiveness, interest rate reduction, other-than-insignificant payment delay or other-than-insignificant term extension. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some level of deterioration in a borrower's financial condition does not inherently mean the borrower is experiencing financial difficulties.

Some of the factors considered by management when determining whether a borrower is experiencing financial difficulties are: (1) is the borrower currently in default on any of its debts, (2) has the borrower declared or is the borrower in the process of declaring bankruptcy, and (3) is there doubt as to whether the borrower will continue to be a going concern based on factors including but not limited to projections of insufficient cash flows to service debt in accordance with contractual terms and anticipated inability to obtain funding from other sources at a market rate.

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

Repurchase Agreements – Substantially all repurchase agreement liabilities represent amounts advanced by various customers that are not covered by federal deposit insurance and are secured by securities owned by the Bancorp.

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

At December 31, 2023 and 2022, the Bancorp evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Bancorp believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Bancorp's financial condition, results of operations, or cash flows. Accordingly, the Bancorp has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2023 and 2022.

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

Restrictions on Cash –– As part of derivative contracts entered into by the Bancorp, cash balances of $4.1 million were pledged as collateral at December 31, 2023. At December 31, 2023, the Company’s correspondent cash accounts exceeded federally insured limits by $18.7 million. Additionally, the Company had approximately $56.2 million of cash held by the FRB and the FHLB, which is not federally insured.

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

Reclassification – Certain amounts appearing in the consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, may have been reclassified to conform to the December 31, 2023 presentation.

Trust Assets – Assets of the Bancorp’s wealth management department, other than cash on deposit at the Bancorp, are not included in these consolidated financial statements because they are not assets of the Bancorp.

Dividends – Banking regulations require maintaining certain capital levels and these regulations, along with certain provisions of state law, may limit the dividends paid by the Bank to the Bancorp or by the Bancorp to shareholders. Pursuant to the MOU discussed in Note 12, the Bank must seek regulatory approval prior to paying cash dividends.

Adoption of New Accounting Pronouncements – In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). The ASU includes increased disclosures and various changes to the accounting and measurement of financial assets including the Bancorp’s loans and available-for-sale debt securities. Each financial asset presented on the balance sheet would have a unique allowance for credit losses (“ACL”) valuation account that is deducted from the amortized cost basis to present the net carrying value at the amount expected to be collected on the financial asset. The amendments in this ASU also eliminate the probable initial recognition threshold in current GAAP and instead, reflect an entity’s current estimate of all expected credit losses using reasonable and supportable forecasts. The new credit loss guidance became effective for the Bancorp as of January 1, 2023. On January 1, 2023, the Bancorp adopted ASU No. 2016-13 using a modified retrospective transition method, resulting in an implementation entry of $9.3 million, increasing the ACL by $6.1 million and unfunded commitment liability of $3.1 million, retained earnings decreased $6.2 million and a deferred tax asset of $2.2 million was generated. The majority of the implementation entry is related to including acquired loan portfolios in the model and the addition of using economic forecasts in estimating future losses. In addition, $1.0 million of non-accretable credit loan discounts on purchase credit impaired loans now classified as purchase credit deteriorated were reallocated to the ACL.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which addresses and amends areas identified by the FASB as part of its post-implementation review of the accounting standard that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by companies that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross writeoffs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities that have adopted the CECL accounting standard. The Bancorp adopted ASU 2022-02 on January 1, 2023 without material effect on the Bancorp's financial statements.

Upcoming Accounting Pronouncements - In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December of 2022, the FASB issued ASU No. 2022-06 which extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The guidance ensures the relief in Topic 848 covers the period of time during which a significant number of modifications may take place and the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Bancorp continues to implement its transition plan after the cessation of LIBOR and the modification of its loans and other financial instruments with attributes that were either directly or indirectly influenced by LIBOR. The Bancorp expects to utilize the LIBOR transition relief allowed under ASU 2020-04, ASU 2021-01 and ASU 2022-06, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures.

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

In March 2023, the FASB issued Accounting Standards (ASU) No. 2023-02 “Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. ASU 2023-02 did not have a material impact on our consolidated financial statements.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As we are currently subject to these SEC requirements, this ASU is not expected to have a material impact on our consolidated financial statements or related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2024 and interim periods starting in fiscal 2025, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This accounting standards update will be effective for us for fiscal year 2025, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

NOTE 2 – Acquisition Activity

On January 31, 2022, Finward completed its previously announced acquisition of Royal Financial, Inc., a Delaware corporation (“RYFL”), pursuant to an Agreement and Plan of Merger dated July 28, 2021 (the “Merger Agreement”) between Finward and RYFL. The stockholders of both Finward and RYFL approved the Merger Agreement at the respective stockholder meetings of the companies held on December 13, 2021. Pursuant to the Merger Agreement, RYFL merged with and into Finward, with Finward as the surviving corporation (the “Merger”), and Royal Savings Bank, an Illinois state-chartered savings bank and wholly-owned subsidiary of RYFL, merged with and into Peoples Bank, the wholly-owned Indiana state-chartered commercial bank subsidiary of Finward, with Peoples Bank as the surviving bank.

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

The following pro-forma and earnings (unaudited) of the combined company are presented as if the RYFL merger had occurred on January 1, 2023, and January 1, 2022:

	For the twelve months ended	For the twelve months ended
(in thousands)	December 31, 2023	December 31, 2022
Selected Financial Data
Interest income	$85,783	$73,730
Interest expense	(31,228)	(4,987)
Provision for loan losses	(2,025)	-
Non-interest income	10,746	11,648
Non-interest expense (1)	(55,231)	(60,228)
Income before provision for income taxes	8,045	20,163
Income tax expense	335	(2,235)
Net income	$8,380	$17,928

Earnings per common share:
Basic	$1.96	$4.29
Diluted	$1.96	$4.28

(1)	Excludes $2.9 million in pre-tax merger expenses for the twelve months ended December 31, 2022.

For the year ended December 31, 2022, the Bancorp recorded $2.9 million in pre-tax one-time merger expenses related to the RYFL acquisition, and these expenses have been allocated to the following non-interest expense line items within the income statement:

(in thousands)	Twelve months ended
Noninterest expense:	December 31, 2022
Compensation and benefits	$132
Data processing	1,929
Marketing	135
Other	656

Period merger expense	$2,852

NOTE 3 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2023
U.S. government sponsored entities	$8,884	$-	$(1,001)	$7,883
U.S. treasury securities	-	-	-	-
Collateralized mortgage obligations and residential mortgage-backed securities	149,410	-	(25,946)	123,464
Municipal securities	278,813	60	(40,203)	238,670
Collateralized debt obligations	2,170	-	(813)	1,357
Total securities available-for-sale	$439,277	$60	$(67,963)	$371,374

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2022
U.S. government sponsored entities	$8,883	$-	$(1,258)	$7,625
U.S. treasury securities	389	-	-	389
Collateralized mortgage obligations and residential mortgage-backed securities	163,000	-	(28,884)	134,116
Municipal securities	281,032	7	(53,321)	227,718
Collateralized debt obligations	2,173	-	(1,125)	1,048
Total securities available-for-sale	$455,477	$7	$(84,588)	$370,896

The cost basis, estimated fair value of available-for-sale securities, and carrying amount, if different, at December 31, 2023, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
December 31, 2023	Basis	Value
Due in one year or less	$250	$249
Due from one to five years	10,433	9,325
Due from five to ten years	21,801	20,486
Due over ten years	257,383	217,850
Collateralized mortgage obligations and residential mortgage-backed securities	149,410	123,464
Total	$439,277	$371,374

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	December 31,	December 31,
	2023	2022

Proceeds	$476	$53,953
Gross gains	-	733
Gross losses	(48)	(71)

The tax benefits related to these net realized losses were approximately $11 thousand for 2023. The tax provisions related to these net realized gains were approximately $157 thousand for 2022.

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2022	$(64,300)
Current period change	12,687
Ending balance, December 31, 2023	$(51,613)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2021	$4,276
Current period change	(68,576)
Ending balance, December 31, 2022	$(64,300)

Securities with carrying values of approximately $324.1 million and $223.7 million were pledged as of December 31, 2023 and 2022, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at December 31, 2023, and 2022, not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2023
U.S. government sponsored entities	$-	$-	$7,883	$(1,001)	$7,883	$(1,001)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	123,464	(25,946)	123,464	(25,946)	100.0%
Municipal securities	-	-	229,595	(40,203)	229,595	(40,203)	96.2%
Collateralized debt obligations	-	-	1,357	(813)	1,357	(813)	100.0%
Total temporarily impaired	$-	$-	$362,299	$(67,963)	$362,299	$(67,963)	97.6%
Number of securities		-		434		434

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2022
U.S. government sponsored entities	$-	$-	$7,625	$(1,258)	$7,625	$(1,258)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	32,700	(4,955)	101,416	(23,929)	134,116	(28,884)	100.0%
Municipal securities	171,581	(35,935)	52,961	(17,386)	224,542	(53,321)	98.6%
Collateralized debt obligations	-	-	1,048	(1,125)	1,048	(1,125)	100.0%
Total temporarily impaired	$204,281	$(40,890)	$163,050	$(43,698)	$367,331	$(84,588)	99.0%
Number of securities		311		135		446

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

AFS securities are not within the scope of the CECL methodology; however, the accounting for credit losses on these securities is affected by ASC 326-30. ASC 326 allows for prospective adoption of previously recorded other-than-temporary impairment (OTTI) on AFS securities. At adoption, the Bank had $173 thousand of previously recorded credit impairment on trust preferred AFS securities. The Bank believes this continues to represent the expected credit losses of the amortized cost basis, therefore, no additional ACL has been established for AFS debt securities at January 1, 2023. The need for an ACL is monitored quarterly and is measured by evaluating the present value of cash flows as compared to the amortized cost basis of the security. After adoption, if there is a decrease in future expected cash flows due to a deterioration in credit, an ACL will be recorded. If there is an improvement in credit, any previously recorded ACL will be reduced. Improvement in credit beyond any ACL that has been established will be recorded in the income statement in the period in which the cash recovery is received. At December 31, 2023 collateralized debt obligations with a cost basis of $2.2 million and fair value of $1.4 million had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.

NOTE 4 – Loans Receivable

Year end loans are summarized below:

(Dollars in thousands)
	December 31, 2023	December 31, 2022
Loans secured by real estate:
Residential real estate	$484,948	$484,595
Home equity	46,599	38,978
Commercial real estate	503,202	486,431
Construction and land development	115,227	108,926
Multifamily	219,917	251,014
Total loans secured by real estate	1,369,893	1,369,944
Commercial business	97,386	93,278
Consumer	610	918
Manufactured homes	30,845	34,882
Government	10,021	9,549
Loans receivable	1,508,755	1,508,571
Add (less):
Net deferred loan origination costs	3,705	5,083
Undisbursed loan funds	135	(23)
Loans receivable, net of deferred fees and costs	$1,512,595	$1,513,631

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Current	Accruing Loans	Non-accrual Loans	Total Loans Receivable
December 31, 2023
Residential real estate	$5,857	$4,362	$1,131	$11,350	$471,905	$483,255	$1,693	$484,948
Home equity	226	18	-	244	45,887	46,131	468	46,599
Commercial real estate	3,168	262	712	4,142	498,227	502,369	833	503,202
Construction and land development.	2,523	-	-	2,523	112,704	115,227	-	115,227
Multifamily	5,333	-	-	5,333	210,869	216,202	3,715	219,917
Commercial business	105	29	-	134	94,355	94,489	2,897	97,386
Consumer	12	-	-	12	596	608	2	610
Manufactured homes	634	379	-	1,013	29,832	30,845	-	30,845
Government	-	-	-	-	10,021	10,021	-	10,021
Total	$17,858	$5,050	$1,843	$24,751	$1,474,396	$1,499,147	$9,608	$1,508,755

December 31, 2022
Residential real estate	$3,758	$2,520	$166	$6,444	$472,804	$479,248	$5,347	$484,595
Home equity	315	42	-	357	38,027	38,384	594	38,978
Commercial real estate	1,399	150	-	1,549	481,640	483,189	3,242	486,431
Construction and land development	2,673	-	-	2,673	106,253	108,926	-	108,926
Multifamily	1,724	616	-	2,340	241,610	243,950	7,064	251,014
Commercial business	1,775	-	-	1,775	89,622	91,397	1,881	93,278
Consumer	3	-	-	3	915	918	-	918
Manufactured homes	601	256	82	939	33,943	34,882	-	34,882
Government	-	-	-	-	9,549	9,549	-	9,549
Total	$12,248	$3,584	$248	$16,080	$1,474,363	$1,490,443	$18,128	$1,508,571

The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2023, and gross charge-offs for the year ended December 31, 2023.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$148,105	$323,820	$321,183	$234,861	$108,683	$274,027	$94,893	$3,183	$1,508,755
Total current period gross charge-off	$(95)	$(150)	$-	$(367)	$(50)	$(1,882)	$(27)	$-	(2,571)

Residential real estate
Pass (1-6)	$20,740	$97,671	$106,778	$115,001	$23,873	$113,987	$1,716	$-	$479,766
Special Mention (7)	405	-	473	173	431	1,602	-	-	3,084
Substandard (8)	-	786	152	471	217	472	-	-	2,098
Total	$21,145	$98,457	$107,403	$115,645	$24,521	$116,061	$1,716	$-	$484,948
Current period gross charge-off	-	(40)	-	(25)	(39)	(893)	-	-	(997)

Home equity
Pass (1-6)	$110	$114	$101	$14	$61	$2,051	$42,801	$700	$45,952
Special Mention (7)	-	-	-	-	4	31	70	63	168
Substandard (8)	-	161	-	-	-	67	251	-	479
Total	$110	$275	$101	$14	$65	$2,149	$43,122	$763	$46,599
Current period gross charge-off	-	-	-	-	-	(16)	(27)	-	(43)

Commercial real estate
Pass (1-6)	$52,880	$127,607	$90,108	$55,236	$56,255	$108,489	$2,649	$-	$493,224
Special Mention (7)	-	69	2,429	1,274	1,123	2,397	142	-	7,434
Substandard (8)	-	-	-	230	-	2,314	-	-	2,544
Total	$52,880	$127,676	$92,537	$56,740	$57,378	$113,200	$2,791	$-	$503,202
Current period gross charge-off	-	-	-	-	-	(372)	-	-	(372)

Construction and land development
Pass (1-6)	$48,518	$24,948	$13,411	$1,732	$4,284	$473	$12,539	$2,420	$108,325
Special Mention (7)	365	76	4,205	2,256	-	-	-	-	6,902
Total	$48,883	$25,024	$17,616	$3,988	$4,284	$473	$12,539	$2,420	$115,227
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$9,333	$53,493	$78,122	$41,773	$13,156	$19,609	$186	$-	$215,672
Substandard (8)	-	-	1,666	1,562	-	1,017	-	-	4,245
Total	$9,333	$53,493	$79,788	$43,335	$13,156	$20,626	$186	$-	$219,917
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial business
Pass (1-6)	$13,110	$13,774	$9,327	$5,705	$4,105	$12,905	$33,954	$-	$92,880
Special Mention (7)	373	197	58	-	129	436	417	-	1,610
Substandard (8)	43	1,094	256	214	-	1,121	168	-	2,896
Total	$13,526	$15,065	$9,641	$5,919	$4,234	$14,462	$34,539	$-	$97,386
Current period gross charge-off	-	(110)	-	(342)	(11)	(601)	-	-	(1,064)

Consumer
Pass (1-6)	$338	$73	$108	$4	$14	$71	$-	$-	$608
Substandard (8)	-	-	-	2	-	-	-	-	2
Total	$338	$73	$108	$6	$14	$71	$-	$-	$610
Current period gross charge-off	(95)	-	-	-	-	-	-	-	(95)

Manufactured homes
Pass (1-6)	$-	$1,942	$12,556	$9,214	$5,031	$2,102	$-	$-	$30,845
Total	$-	$1,942	$12,556	$9,214	$5,031	$2,102	$-	$-	$30,845
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Total	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Current period gross charge-off	-	-	-	-	-	-	-	-	-

The Bancorp's credit quality indicators are summarized below at December 31, 2022:

	December 31, 2022
(Dollars in thousands)	1-6	7	8

Loan Segment	Pass	Special mention	Substandard	Total
Residential real estate	$477,222	$1,338	$6,035	$484,595
Home equity	37,981	385	612	38,978
Commercial real estate	474,055	4,955	7,421	486,431
Construction and land development	106,580	2,346	-	108,926
Multifamily	242,091	1,859	7,064	251,014
Commercial business	90,694	703	1,881	93,278
Consumer	918	-	-	918
Manufactured homes	34,882	-	-	34,882
Government	9,549	-	-	9,549
Total	$1,473,972	$11,586	$23,013	$1,508,571

The Bancorp has established a standard loan grading system to assist management, lenders and review personnel in their analysis and supervision of the loan portfolio. The use and application of these grades by the Bancorp is uniform and conforms to regulatory definitions. Thehe Bancorp reassesses its risk ratings annually, and no changes to our credit quality indicators have occurred. The loan grading system is as follows:

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

7 – Special Mention

A special mention asset has identified weaknesses that deserve Management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank institution to sufficient risk to warrant adverse classification. There is still adequate protection by the current sound worth and paying capacity of the obligor or of the collateral pledged. The Special Mention rating is viewed as transitional and will be monitored closely.

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

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at December 31, 2023, that were both experiencing financial difficulty and modified during the year ended December 31, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the year ended December 31, 2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$-	$868	$-	$-	0.18%
Total	$-	$868	$-	$-	0.06%

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Bancorp closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the year ended December 31, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$868	$-	$-	$-
Total	$868	$-	$-	$-

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

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02

During the year ending December 31, 2022, nine residential real estate loans to nine customers totaling $743 thousand were modified to include deferral of principal or interest resulting in troubled debt restructuring classification. Two home equity loans to two customers totaling $189 thousand were modified to include deferral of principal or interest resulting in troubled debt restructuring classification. One commercial real estate loan totaling $1.4 million was provided a short-term renewal resulting in troubled debt restructuring classification. No troubled debt restructuring loans had subsequently defaulted during the year ending December 31, 2022.

As of December 31, 2023, the Bancorp had one residential real estate loan in the process of foreclosure totaling $32 thousand. The Bancorp was not in the process of foreclosing on any residential real estate loan as of December 31, 2022.

All of the loans classified as troubled debt restructurings are also considered impaired. The valuation basis for the Bancorp’s troubled debt restructurings is based on the present value of cash flows, unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

Acquired Loan Purchase Discounts

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $5.2 million at December 31, 2023, compared to $5.5 million at December 31, 2022.

Accretable yield, or income recorded for the twelve months ended December 31, is as follows:

(dollars in thousands)	Total
2022	$1,010
2023	1,078

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
2024	$673
2025	667
2026	484
2027	313
2028 and thereafter	3,068
Total	$5,205

AllowanceforCreditLosses

The allowance for credit losses is established for current expected credit losses on the Bancorp’s loan portfolios utilizing guidance in Accounting Standards Codification (ASC) Topic 326. The Bancorp adopted ASU 2016-13 on January 1, 2023. Therefore, as of December 31, 2022, the provision for credit losses and other allowance for loan loss disclosures for the year ended December 31, 2022, were calculated under the incurred loss method.

The determination of the allowance requires significant judgment to estimate credit losses measured on a collective pool basis when similar risk characteristics exist, and for loans evaluated individually. In determining the allowance, the Bancorp estimates expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate. The allowance estimate considers relevant available information, from internal and external sources relating to the historical loss experience, current conditions, and reasonable and supportable forecasts for the Bancorp’s outstanding loan balances. The allowance is an estimation that reflects management’s evaluation of expected losses related to the Bancorp’s financial assets measured at amortized cost. To ensure that the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance.

The Bancorp categorizes the loan portfolios into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the Probability of Default (“PD”)/Loss Given Default (“LGD”) methodology (PD/LGD). In creating the CECL model, the Bancorp has established a two-year reasonable and supportable forecast period with a two-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Bancorp elected to use peer data for a more reasonable calculation. The following table shows the changes in the allowance for loan losses, segregated by portfolio segment, for the year ended December 31, 2023, and 2022.

(Dollars in thousands)	Beginning Balance	Adoption of ASC 326	PCD Gross-up	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the twelve months ended December 31, 2023:

Allowance for credit losses:
Residential real estate	$3,021	$1,688	$535	$(997)	$149	$(412)	$3,984
Home equity	410	99	29	(43)	-	203	698
Commercial real estate	5,784	1,003	443	(372)	3	184	7,045
Construction and land development	1,253	1,735	-	-	-	1,218	4,206
Multifamily	1,007	141	-	-	131	(346)	933
Commercial business	1,365	320	5	(1,064)	265	758	1,649
Consumer	57	5	17	(95)	15	8	7
Manufactured homes	-	112	-	-	-	69	181
Government	-	55	-	-	-	10	65
Total	$12,897	$5,158	$1,029	$(2,571)	$563	$1,692	$18,768

The Bancorp's activity in the allowance for loan losses, by loan segment, is summarized below for the twelve months ended December 31, 2022:

Allowance for loan losses:
Residential real estate	$2,480	$-	$-	$(29)	$53	$517	$3,021
Home equity	357	-	-	-	-	53	410
Commercial real estate	5,515	-	-	(431)	-	700	5,784
Construction and land development	2,119	-	-	-	-	(866)	1,253
Multifamily	848	-	-	-	-	159	1,007
Commercial business	2,009	-	-	(57)	89	(676)	1,365
Consumer	15	-	-	(91)	20	113	57
Manufactured homes	-	-	-	-	-	-	-
Government	-	-	-	-	-	-	-
Total	$13,343	$-	$-	$(608)	$162	$-	$12,897

A collateral dependent loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with the loan, the Bancorp considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. However, as other sources of repayment become inadequate over time, the significance of the collateral's value increases and the loan may become collateral dependent.

The table below presents the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses.

(Dollars in thousands)	December 31, 2023
	Real Estate	Equipment/Inventory	Accounts Receivable	Other	Total	ACL Allocation
Residential real estate	$30	$-	$-	$-	$-	$30
Commercial real estate	2,541	-	-	-	2,541	53
Multifamily	4,244	-	-	-	4,244	85
Commercial business	-	1,583	1,557	192	3,332	738
	$6,815	$1,583	$1,557	$192	$10,117	$906

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $3.5 million and $4.6 million as of December 31, 2023, and December 31, 2022, respectively, and is included in net deferred loan origination cost.

The following table presents non–accrual loans, and loans past due over 90 days still on accrual by class of loans:

As of December 31, 2023	Nonaccrual with No Allowance for Credit Loss	Nonaccrual	Loans Past Due over 90 Days Still Accruing
Residential real estate	$442	$1,251	$1,131
Home equity	161	307	-
Commercial real estate	603	230	712
Construction and land development	-	-	-
Multifamily	2,357	1,358	-
Commercial business	1,724	1,173	-
Consumer	-	2	-
Manufactured homes	-	-	-
Government	-	-	-
Total	$5,287	$4,321	$1,843

The Bancorp's impairment analysis is summarized below:

	Ending Balances

(Dollars in thousands)	Individually evaluated for impairment reserves	Collectively evaluated for impairment reserves	Loan receivables	Individually evaluated for impairment	Purchased credit impaired individually evaluated for impairment	Collectively evaluated for impairment

The Bancorp's allowance for loan losses impairment evaluation and loan receivables are summarized below at December 31, 2022:

Residential real estate	$24	$2,997	$484,595	$1,518	$988	$482,089
Home equity	3	407	38,978	294	125	38,559
Commercial real estate	13	5,771	486,431	2,392	2,935	481,104
Construction and land development	-	1,253	108,926	-	-	108,926
Multifamily	-	1,007	251,014	6,739	382	243,893
Commercial business	297	1,068	93,278	1,758	953	90,567
Consumer	-	57	918	-	17	901
Manufactured homes	-	-	34,882	-	-	34,882
Government	-	-	9,549	-	-	9,549
Total	$337	$12,560	$1,508,571	$12,701	$5,400	$1,490,470

December 31, 2023
(dollars in thousands)	Interest income recognized during the period on nonaccrual loans
Residential real estate	$173
Home equity	19
Commercial real estate	70
Construction and land development	9
Multifamily	31
Commercial business	156
Consumer	2
Total	$460

				For the twelve months ended
	As of December 31, 2022			December 31, 2022
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential real estate	$2,255	$3,711	$-	$2,528	$202
Home equity	399	416	-	253	12
Commercial real estate	5,314	5,406	-	3,409	205
Construction & land development	-	-	-	344	-
Multifamily	7,121	7,163	-	3,387	16
Farmland	-	-	-	-	-
Commercial business	2,278	2,392	-	1,365	76
Consumer	17	17	-	15	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

With an allowance recorded:
Residential real estate	$251	$276	$24	$194	$5
Home equity	20	20	3	21	1
Commercial real estate	13	14	13	678	-
Construction & land development	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial business	433	561	297	352	13
Consumer	-	-	-	-	-
Manufactured homes	-	-	-	-	-
Government	-	-	-	-	-

Total:
Residential real estate	$2,506	$3,987	$24	$2,722	$207
Home equity	$419	$436	$3	$274	$13
Commercial real estate	$5,327	$5,420	$13	$4,087	$205
Construction & land development	$-	$-	$-	$344	$-
Multifamily	$7,121	$7,163	$-	$3,387	$16
Farmland	$-	$-	$-	$-	$-
Commercial business	$2,711	$2,953	$297	$1,717	$89
Consumer	$17	$17	$-	$15	$-
Manufactured homes	$-	$-	$-	$-	$-
Government	$-	$-	$-	$-	$-

Accrued interest receivable on loans totaled $5.7 million and is excluded from the estimate of credit losses. The Bancorp made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

Year ended,
December 31,
(Dollars in thousands)	2023
Balance, beginning of period	$-
Adoption of ASC 326	3,108
Provision	333
Balance, end of period	$3,441

Note 5 – Premises and Equipment, Net

At year end, premises and equipment are summarized as follows:

	(Dollars in thousands)
	2023	2022
Cost:
Land	$11,773	$11,773
Buildings and improvements	41,794	40,753
Furniture and equipment	19,401	19,434
Total cost	72,968	71,960
Less accumulated depreciation	(34,532)	(31,748)
Premises and equipment, net	$38,436	$40,212

Depreciation expense was approximately $2.9 million and $3.0 million for 2023 and 2022, respectively.

Note 6 – Goodwill and Other Intangible Assets

At year end, goodwill and other intangible assets are summarized as follows:

(Dollars in thousands)	2023	2022
Goodwill balance January 1,	$22,395	$11,109
Goodwill acquired - Royal Financial	-	11,286
Goodwill balance December 31,	$22,395	$22,395

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Bancorp’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Bancorp to provide quality, cost effective banking services in a competitive marketplace. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded.

In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Bancorp had core deposit intangible balances of $3.3 million and $4.8 million as of December 31, 2023, and 2022, respectively. The table below summarizes the annual amortization:

The amortization recorded for the year ended December 31, is as follows:

(dollars in thousands)	Total
2022	$1,552
2023	$1,522

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	Total
2024	$1,411
2025	688
2026	360
2027	294
Thereafter	519
Total	$3,272

For the RYFL acquisition, as part of the fair value of certificates of deposit, a fair value premium was established of $1.0 million. Approximately $217 thousand and $541 thousand of amortization was taken as income during the year ended December 31, 2023 and 2022, respectively. Amortization to be recorded in future periods is $124 thousand in 2024, $72 thousand in 2025, and $54 thousand thereafter.

Note 7 – Income Taxes

At year-end, components of income tax expense (benefit) consist of the following:

	(Dollars in thousands)
	2023	2022
Federal:
Current	$92	$(169)
Deferred	(584)	1,074
State:
Current	246	460
Deferred, net of valuation allowance	(89)	113
Income tax expense (benefit)	$(335)	$1,478

Effective tax rates differ from the federal statutory rate of 21% for 2023 and 2022 applied to income before income taxes due to the following:

	(Dollars in thousands)
	2023	2022
Federal statutory rate	21%	21%
Tax expense at statutory rate	$1,689	$3,477
State tax, net of federal effect	124	453
Tax exempt income	(1,314)	(1,419)
Bank owned life insurance	(161)	(153)
Captive insurance	(159)	(282)
Tax credit investments	(531)	(494)
Non-deductible transaction costs	-	98
Other	17	(202)
Total income tax expense (benefit)	$(335)	$1,478

At December 31, the components of the net deferred tax asset recorded in other assets in the consolidated balance sheets are as follows:

	(Dollars in thousands)
	2023	2022
Deferred tax assets:
Allowance for credit losses	$5,686	$3,346
Deferred compensation	356	361
Unrealized depreciation on securities available-for-sale, net	16,285	20,280
Net operating loss	6,546	7,010
Tax credits	683	52
Nonaccrual loan interest income	99	288
Share based compensation	293	339
Unqualified deferred compensation plan	67	65
Other-than-temporary impairment	41	42
Accrued compensation	260	55
Purchase accounting	426	364
Deferred loan costs, net of fees	337	339
Other	313	190
Total deferred tax assets	31,392	32,731

Deferred tax liabilities:
Depreciation	(1,213)	(1,322)
Prepaid expenses	(491)	(637)
Mortgage servicing rights	(249)	(295)
Deferred stock dividends	(119)	(121)
Goodwill	(608)	(533)
Partnership	(383)	(366)
Other	(201)	(213)
Total deferred tax liabilities	(3,264)	(3,487)
Valuation allowance	(62)	-
Net deferred tax asset	$28,066	$29,244

At December 31, 2023, the Bancorp has Indiana net operating loss carryforwards of approximately $3.1 million which will expire in 2038 if not used. The Bancorp also has a state tax credit carryforward of approximately $79 thousand which expires from 2024 to 2033. Management has concluded that the state net operating losses are more likely than not to be utilized and therefore no valuation allowance is necessary. A valuation allowance, net of federal effect, of $62 thousand was recorded in 2023 on the state tax credit carryforward, as it is not expected to be utilized before expiration.

The Bancorp acquired $3.3 million of federal net operating loss carryforwards and $7.2 million of Illinois net operating loss carryforwards with the acquisition of First Personal Financial Corp during 2018, of which $2.2 million of the federal losses expire in years ranging from 2029 to 2035, $1.1 million of the federal losses do not expire, and the Illinois losses expire in years ranging from 2028 to 2036. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal loss carryforwards is $362 thousand for First Personal while there is no limitation on the use of the Illinois loss carryforwards. Management has determined that all of the loss carryforwards are more likely than not to be utilized before expiration.

The Bancorp acquired $7.2 million of federal net operating loss carryforwards and $11.4 million of Illinois net operating loss carryforwards with the acquisition of AJS Bancorp Inc. during 2019, of which $3.6 million of the federal loss carryforwards expire in years ranging from 2029 to 2034, $3.6 million of the federal loss carryforwards do not expire, and the Illinois loss carryforwards expire in years ranging from 2028 to 2037. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $834 thousand for AJS, while there is no limitation on the use of the Illinois loss carryforwards. Management has determined that all of the losses are more likely than not to be utilized before expiration.

The Bancorp acquired $3.3 million of federal net operating loss carryforwards and $57.9 million of Illinois net operating loss carryforwards with the acquisition of Royal Financial, Inc. during 2022, of which $2.7 million of the federal loss carryforwards expire in years ranging from 2030 to 2036, $623 thousand of the federal loss carryforwards do not expire, and the Illinois losses expire in years ranging from 2026 to 2032. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal loss carryforwards is $822 thousand for Royal, while there is no limitation on the use of the Illinois loss carryforwards. Management has determined that all of the loss carryforwards are more likely than not to be utilized before expiration.

At December 31, 2023 $6.3 million of the federal loss carryforwards, $68.1 million of the Illinois loss carryforward and $3.0 million of Indiana loss carryforwards remain; the benefit of which is reflected in deferred tax assets.

The Bancorp qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at both December 31, 2023 and 2022 includes, approximately $14.5 million, for which no provision for federal income taxes has been made. If, in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rate. The unrecorded deferred income tax liability on the above amounts was approximately $3.8 million at both December 31, 2023 and 2022.

The Bancorp had no unrecognized tax benefits at any time during 2023 or 2022 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2023. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Bancorp's policy to record such accruals through income tax accounts; no such accruals existed at any time during 2023 or 2022.

The Bancorp and its subsidiaries are subject to US Federal income tax as well as income tax of the states of Indiana and Illinois. The Bancorp is no longer subject to examination by taxing authorities for the years before 2020.

Note 8 – Deposits

The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $137.1 million at December 31, 2023 and $93.6 million at December 31, 2022. Brokered certificates of deposit totaled $29.9 million at December 31, 2023 and $40.0 million at December 31, 2022.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
	Balance	Balance

Checking	$653,529	$755,377
Savings	302,782	402,365
Money market	324,993	254,157
Certificates of deposit	532,117	363,118
Total deposits	$1,813,421	$1,775,017

At December 31, 2023, scheduled maturities of certificates of deposit were as follows:

(Dollars in thousands)
2024	$482,124
2025	41,841
2026	4,193
2027	3,678
2028 and thereafter	281
Total	$532,117

As of December 31, 2023, and 2022, approximately $530.2 million and $516.1 million, respectively, of our deposit portfolio was uninsured.

Note 9 – Borrowed Funds

At December 31, 2023 and 2022, borrowed funds and their outstanding rates are summarized below:

	(Dollars in thousands)
	December 31,	December 31,
	2023	2022
Fixed rate advances from the Federal Reserve with outstanding rates of 4.38% as of December 31, 2023	$80,000	$-
Fixed rate advances from the FHLB with outstanding rates of 4.30% as of December 31, 2022	$-	$120,000
Total	$80,000	$120,000

Outstanding borrowings at December 31, 2023 were scheduled to mature in 2024.

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (the “BTFP”). The BTFP offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par for purposes of the collateral pledge under the BTFP. During the first quarter of 2023, the Bancorp participated in the BTFP by accessing $100 million of low-cost capital under the program, and reducing that funding to $80 million by paying off BTFP funds as liquidity needs changed throughout the year. As of December 31, 2023, the Bancorp had pledged securities as collateral for the program with a par value of $105.3 million.

Fixed rate advances from the FHLB were collateralized by mortgage loans with a carrying value totaling approximately $593.0 million at December 31, 2022. In addition to the fixed rate advances, the Bank maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bank did not have a balance on the line of credit at December 31, 2023 or 2022. The Bank had no other borrowings at December 31, 2023, or 2022.

At December 31, 2023, the Bank had available approximately $824.0 million in credit lines with various money center banks, including the FHLB and Federal Reserve.

Repurchase agreements generally mature within one year and are secured by U.S. government and U.S. agency securities, under the Bank’s control. At December 31, information concerning these retail repurchase agreements is summarized below:

	(Dollars in thousands)
	2023	2022

Ending balance	$38,124	$15,503

Average balance during the year	35,543	20,649

Maximum month-end balance during the year	48,947	28,328
Securities underlying the agreements at year end:
Carrying value	54,458	32,660
Fair value	54,458	32,660
Average interest rate during the year	4.00%	0.94%
Average interest rate at year end	5.14%	2.43%

Note 10 – Employees’ Benefit Plans

The Bancorp maintains an Unqualified Deferred Compensation Plan (the “UDC Plan”). The purpose of the UDC Plan is to provide deferred compensation to key senior management employees of the Bancorp in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the UDC Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2023 and 2022 was approximately $263 thousand and $251 thousand, respectively. The UDC Plan expense amounted to approximately $7 thousand for 2023 and $4 thousand for 2022.

Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $52 thousand and $53 thousand for 2023 and 2022, respectively. The deferred fee liability at both December 31, 2023 and 2022 was approximately $1.4 million.

Note 11 – Stock Based Compensation

The Bancorp’s 2015 Stock Option and Incentive Plan (the “Incentive Plan”), permits the grant of equity awards for up to 250,000 shares of common stock. Awards granted under the Incentive Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, performance shares, or performance units. The purposes of the Plan are (i) to align the personal interests of plan participants with those of the shareholders of the Bancorp, (ii) to encourage key individuals to accept or continue employment or service with the Bancorp and its subsidiaries, and (iii) to furnish incentives to such key individuals to improve operations and increase profits by providing such key individuals the opportunity to acquire common stock of the Bancorp or to receive monetary payments based on the value of such common stock.

Restricted stock awards are generally granted with an award price equal to the market price of the Bancorp’s common stock on the award date. Restricted stock awards have been issued with a three year cliff-vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Compensation expense related to restricted stock awards is recognized over the vesting period. Total compensation cost that has been charged to expense for those plans was approximately $719 thousand and $741 thousand for the years ended December 31, 2023 and 2022, respectively.

When awarded restricted shares vest, employees of the Bank can elect to surrender a portion of their vested shares back to the Bancorp to cover the tax liability of their awards. Shares were surrendered with a total value of $196 thousand and $120 thousand for the years ended December 31, 2023 and 2022, respectively.

A summary of changes in the Bancorp’s non-vested restricted stock for the year ended December 31, 2023, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	55,833	$43.87
Granted	11,137	34.10
Vested	(17,549)	44.24
Forfeited	(7,772)	43.21
Non-vested at December 31, 2023	41,649	$41.22

As of December 31, 2023, there was approximately $661 thousand of total unrecognized compensation cost related to non-vested restricted shares granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.2 years.

Note 12 – Regulatory Capital

The Bank is subject to regulatory capital guidelines adopted by the FDIC. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023, and 2022, the most recent regulatory notifications categorized the Bank is well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

In addition, the following table shows that, at December 31, 2023, and 2022, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$168.3	10.4%	$72.6	4.5%	$104.9	6.5%
Tier 1 capital to risk-weighted assets	$168.3	10.4%	$96.9	6.0%	$129.1	8.0%
Total capital to risk-weighted assets	$183.3	11.4%	$129.1	8.0%	$161.4	10.0%
Tier 1 capital to adjusted average assets	$168.3	7.8%	$86.6	4.0%	$108.2	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$161.3	10.1%	$71.6	4.5%	$103.4	6.5%
Tier 1 capital to risk-weighted assets	$161.3	10.1%	$95.5	6.0%	$127.3	8.0%
Total capital to risk-weighted assets	$174.2	10.9%	$127.3	8.0%	$159.1	10.0%
Tier 1 capital to adjusted average assets	$161.3	7.7%	$84.3	4.0%	$105.4	5.0%

The Bancorp’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. The aggregate amount of dividends that may be declared by the Bank in 2023, without the need for qualifying for an exemption or prior DFI approval, is its 2023 net profit. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Additionally, as noted in the “Regulatory Developments Regarding the Bancorp and the Bank” section of the Management Discussion and Analysis, on November 7, 2023, the Bank entered into MOU with the FDIC which noted the Bank will refrain from paying cash dividends without prior regulatory approval. On December 26, 2023, the Board of Directors of the Bancorp declared a fourth quarter dividend of $0.12 per share. The Bancorp’s fourth quarter dividend was paid to shareholders on February 5, 2024.

Note 13 – Earnings per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations for 2023 and 2022 is presented below.

(dollars in thousands except per share data)
	2023	2022
Basic earnings per common share:
Net income as reported	$8,380	$15,080
Weighted average common shares outstanding	4,273,824	4,176,125
Basic earnings per common share	$1.96	$3.61

Diluted earnings per common share:
Net income as reported	$8,380	$15,080
Weighted average common shares outstanding	4,273,824	4,176,125
Add: Dilutive effect of unvested restricted stock awards	8,458	17,357
Weighted average common and dilutive potential common shares outstanding	4,282,282	4,193,482
Diluted earnings per common share	$1.96	$3.60

Note 14 – Related Party Transactions

The Bancorp had aggregate loans outstanding to directors and executive officers (with individual balances exceeding $120 thousand) of approximately $3.8 million at December 31, 2023, and approximately $3.5 million at December 31, 2022. For the year ended December 31, 2023, the following activity occurred on these loans:

(Dollars in thousands)
Aggregate balance at the beginning of the year	$3,529
New loans	650
Repayments	(383)
Aggregate balance at the end of the year	$3,796

Deposits from directors and executive officers totaled approximately $4.0 million and $3.7 million at December 31, 2023, and 2022, respectively.

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

The Bancorp had outstanding commitments to originate loans as follows:

	(Dollars in thousands)
	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Total
December 31, 2023:
Residential real estate	$7	$22,086	$22,093
Home equity	46,444	5,601	52,045
Commercial real estate	1,365	7,775	9,140
Construction and land development	13,010	35,390	48,400
Multifamily	117	1,058	1,175
Consumer	28,611	-	28,611
Commercial business	993	81,623	82,616
Lot	-	-	-
Total	$90,547	$153,533	$244,080

December 31, 2022:
Residential real estate	$3	$21,980	$21,983
Home equity	48,796	5,636	54,432
Commercial real estate	3,166	11,610	14,776
Construction and land development	24,296	22,427	46,723
Multifamily	884	1,338	2,222
Consumer	29,586	-	29,586
Commercial business	823	75,623	76,446
Lot	-	6,143	6,143
Total	$107,554	$144,757	$252,311

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. At December 31, 2023, and 2022, the Bancorp had standby letters of credit totaling approximately $18.3 million and $13.7 million, respectively, which are not included in the tables above. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral obtained may include accounts receivable, inventory, property, land or other assets.

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

The following table shows the amounts of non-hedging derivative financial instruments:

December 31, 2023
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$5,591	Other liabilities	$5,591
Interest rate lock commitments	Other assets	35	N/A	-
Total		$5,626		$5,591

December 31, 2022
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$8,972	Other liabilities	$8,972
Interest rate lock commitments	Other assets	38	N/A	-
Total		$9,010		$8,972

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Year-ended
(Dollars in thousands)	Statement of Income Classification	2023	2022
Interest rate swap contracts	Fees and service charges	$387	$267
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(3)	(103)
Total		$384	$164

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented		Cash Collateral
(Dollars in thousands)	Recognized Assets	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
December 31, 2023
Interest rate swap contracts	$5,591	$-	$5,591	$-	$4,050	$1,541
Interest rate lock commitments	35	-	35	-	-	35
Total	$5,626	$-	$5,626	$-	$4,050	$1,576

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
December 31, 2022
Interest rate swap contracts	$8,972	$-	$8,972	$-	$-	$8,972
Interest rate lock commitments	38	-	38	-	-	38
Total	$9,010	$-	$9,010	$-	$-	$9,010

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
December 31, 2023
Interest rate swap contracts	$5,591	$-	$5,591	$-	$-	$5,591
Total	$5,591	$-	$5,591	$-	$-	$5,591

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
December 31, 2022
Interest rate swap contracts	$8,972	$-	$8,972	$-	$3,930	$5,042
Total	$8,972	$-	$8,972	$-	$3,930	$5,042

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

Prior to the adoption of ASU 2016-13, declines in the fair value of securities below their cost deemed to be other‑than‑temporary impairment (“OTTI”) were reflected in operations as realized losses. Upon adoption of ASU 2016-13, for securities in a loss position, the Company evaluates whether the decline in fair value below amortized cost resulted from a credit loss or other factors, and if the loss is attributable to credit loss, the loss is recognized through an allowance for credit losses on securities. In assessing credit loss, the Company considers, among other things: the extent to which fair value is less than the amortized cost basis, adverse conditions specific to the security or industry, historical payment patterns, the likelihood of future payments and changes to the rating of a security by a rating agency. The full amount of the loss will be charged to earnings if the Company intends to sell an impaired security or it is more likely than not that the Company would be required to sell an impaired security before recovering its amortized cost basis. Changes in the allowance for credit losses would be recorded as a provision for credit losses. Losses would be charged against the allowance when management believes the security is uncollectible or management intends to sell or is required to sell the security.

Impairment related to a credit loss must be measured using the discounted cash flow method. Credit loss recognition is limited to the fair value of the security. The impairment is recognized by establishing an ACL through provision for credit losses. Impairment related to noncredit factors is recognized in accumulated other comprehensive income, net of applicable taxes. The Bank evaluates AFS security impairment on a quarterly basis. ASC 326 allows for prospective adoption of previously recorded other-than-temporary impairment on AFS securities. This allows the Bank to maintain the same amortized cost basis of the securities before and after adoption date. At adoption, the Bank has $173 thousand of previously recorded credit impairment on trust preferred AFS securities. The Bank believes this continues to represent the expected credit losses of the amortized cost basis, therefore, has established an ACL for AFS debt securities. The ACL is monitored quarterly and is measured by evaluating the present value of cash flows as compared to the amortized cost basis of the security. To the extent that there are improvements in credit related to these securities, the ACL will be reduced to account for the improvements. If any improvements in credit exceed the amount of previously reduced amortized cost bases, recoveries will be recorded through the income statement in the period received.

The table below shows the allowance for collateralized debt credit losses:

(Dollars in thousands)
Allowance for
collateralized debt credit losses
Ending balance, December 31, 2022	$173
Additions not previously recognized	-
Ending balance, December 31, 2023	$173

The Bancorp’s subordination for each trust preferred security is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Bancorp’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Bancorp’s impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2023 and 2022, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Bancorp’s class position within each security.

At December 31, 2023 and 2022, the trust preferred securities with a cost basis of $2.2 million have been placed in “payment in kind” status. The Bancorp’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self-correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Bancorp’s position fails the coverage test, the Bancorp’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Bancorp’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Bancorp’s tranche. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

The fair value of the Bancorp’s interest rate swap contracts, both assets and liabilities, are valued by a third-party pricing agent using an income approach and are classified within Level 2 of the valuation hierarchy.

The fair value of the Bancorp’s interest rate lock commitments is based on the price of the underlying loans expected to be sold to an investor while taking into consideration the probability the rate lock commitments will close and are classified within Level 2 of the valuation hierarchy. The Bancorp utilized a third party pricing service for classifying and valuing the fair value of trust preferred securities held. These securities were categorized as unobservable Level 3 and priced using an Option-Adjusted Discounted Cash flow model to value these securities. The significant inputs to this model include yield, prepayment speed, default rate, and loss severity.

Assets and Liabilities Measured at Fair Values on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2023 and 2022. Changes in Level 3 assets relate to the result of changes in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during all of 2023 and 2022. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,591	$-	$5,591	$-
Interest rate lock commitments	35	-	35	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,883	-	7,883	-
Collateralized mortgage obligations and residential mortgage-backed securities	123,464	-	123,464	-
Municipal securities	238,670	-	238,670	-
Collateralized debt obligations	1,357	-	-	1,357
Total securities available-for-sale	$371,374	$-	$370,017	$1,357

Liabilities:
Interest rate swap contracts	$5,591	$-	$5,591	$-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$8,972	$-	$8,972	$-
Interest rate lock commitments	38	-	38	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,625	-	7,625	-
U.S. treasury securities	389	-	389	-
Collateralized mortgage obligations and residential mortgage-backed securities.	134,116	-	134,116	-
Municipal securities	227,718	-	227,718	-
Collateralized debt obligations	1,048	-	-	1,048
Total securities available-for-sale	$370,896	$-	$369,848	$1,048

Liabilities:
Interest rate swap contracts	$8,972	$-	$8,972	$-

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, is presented below:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2022	$992
Principal payments	-
Total unrealized gains, included in other comprehensive income	56
Ending balance, December 31, 2022	$1,048

Beginning balance, January 1, 2023	$1,048
Principal payments	(3)
Total unrealized gains, included in other comprehensive loss	312
Ending balance, December 31, 2023	$1,357

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$8,673	$-	$-	$8,673

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,620	$-	$-	$2,620

Fair value is determined, where possible, using market prices derived from an appraisal or evaluation, which are considered to be Level 2 inputs. However, certain assumptions and unobservable inputs are often used by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy. Collateral dependent loans can include accruing loans that exhibit risk characteristics which differ from their pool or non-performing loans with risk characteristics not similar to other special attention loans in their pool. Individual reserves are determined based on an analysis of the loan’s expected future cash flows, the loan’s observable market value, or the fair value of the collateral less costs to sell. When foreclosure is probable, impairment is determined based on the collateral’s fair value less costs to sell. As a practical expedient, fair value less costs to sell may be used when developing the estimate of credit losses.

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	December 31, 2023		Estimated Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$86,008	$86,008	$86,008	$-	$-
Loans held-for-sale	340	349	-	349	-
Loans receivable, net	1,493,827	1,412,069	-	-	1,412,069
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	8,045	8,045	-	8,045	-

Financial liabilities:
Non-interest bearing deposits	295,594	295,594	295,594	-	-
Interest bearing deposits	1,517,827	1,513,640	985,710	527,930	-
Repurchase agreements	38,124	37,938	31,033	6,905	-
Borrowed funds	80,000	79,791	-	79,791	-
Accrued interest payable	3,065	3,065	-	3,065	-

	December 31, 2022		Estimated Fair Value Measurements at December 31, 2022 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$31,282	$31,282	$31,282	$-	$-
Certificates of deposit in other financial institutions	2,456	2,404	-	2,404	-
Loans held-for-sale	1,543	1,555	-	1,555	-
Loans receivable, net	1,500,734	1,437,496	-	-	1,437,496
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,421	7,421	-	7,421	-

Financial liabilities:
Non-interest bearing deposits	359,092	359,092	359,092	-	-
Interest bearing deposits	1,415,925	1,414,738	1,052,807	361,931	-
Repurchase agreements	15,503	15,361	7,975	7,386	-
Borrowed funds	120,000	119,689	-	119,689	-
Interest rate swap agreements	8,972	8,972	-	8,972	-
Accrued interest payable	336	336	-	336	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2023 and 2022:

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

Non-interest and interest bearing deposits, which include checking, savings, and money market deposits, are estimated to have fair values based on the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit (included in interest bearing deposits) are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). Estimated fair values for short-term repurchase agreements, which represent sweeps from demand deposits to accounts secured by pledged securities, are estimated based on the amount payable as of the reporting date (Level 1). Longer-term repurchase agreements, with contractual maturity dates of three months or more, are based on estimates of the rate the Bancorp would pay on similar deposits, applied for the time period until maturity (Level 2). The fair value of FHLB Advances and proceeds from the Federal Reserve BTFP are estimated by discounting the future cash flows using quoted rates for similar advances with similar maturities (Level 2). The estimated fair value of other financial instruments, and off-balance sheet loan commitments, approximate cost and are not considered significant to this presentation.

Note 18 – Parent Company Only Statements

	(Dollars in thousands)
	Finward Bancorp
	Condensed Balance Sheets
	December 31,	December 31,
	2023	2022
Assets
Cash on deposit with Peoples Bank	$3,846	$2,061
Investment in Peoples Bank	144,266	131,431
Investment in NWIN Risk Management, Inc	-	2,401
Dividends receivable from Peoples Bank	516	1,331
Other assets	-	538
Total assets	$148,628	$137,762

Liabilities and stockholders’ equity
Dividends payable	$516	$1,333
Other liabilities	767	36
Total liabilities	1,283	1,369

Additional paid in capital	69,555	69,032
Accumulated other comprehensive (loss)	(51,613)	(64,300)
Retained earnings	129,403	131,661
Total stockholders’ equity	147,345	136,393
Total liabilities and stockholders’ equity	$148,628	$137,762

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Income
	Year Ended December 31,
	2023	2022

Dividends from Peoples Bank	$4,529	$24,263
Dividends from NWIN Risk	66	925
Operating expenses	(104)	(117)
Income before income taxes and equity in undistributed income of Peoples Bank	4,491	25,071
Income tax benefit	(21)	(50)
Income before equity in undistributed income of Peoples Bank	4,512	25,121
Equity in undistributed (distributions in excess of) income of Peoples Bank income of NWIN Risk Management, Inc	731	431
Net income	$8,380	$15,080

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2023	2022

Net Income	$8,380	$15,080
Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized loss arising during the period	16,630	(89,323)
Less: reclassification adjustment for gains (loss) included in net income	48	(662)
Net securities gain (loss) during the period	16,678	(89,985)
Tax effect	(3,991)	21,409
Other comprehensive loss, net of tax	12,687	(68,576)
Comprehensive (loss) income, net of tax	$21,067	$(53,496)

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Cash Flows
	Year Ended December 31,
	2023	2021

Cash flows from operating activities:
Net income	$8,380	$15,080
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of income (equity in undistributed income):
Peoples Bank	(3,137)	10,472
NWIN Risk Management, Inc	(729)	(431)
Stock based compensation expense	718	741
Change in other assets	1,353	(218)
Change in other liabilities	731	(846)
Net cash provided by operating activities	7,316	24,798

Cash flows from investing activities:
Cash and cash equivalents from acquisition activity, net	-	(18,725)
Net cash used in investing activities	-	(18,725)

Cash flows from financing activities:
Dividends paid	(5,335)	(5,075)
Net surrender value of restricted stock awards	(196)	(120)
Net cash used in financing activities	(5,531)	(5,195)
Net change in cash	1,784	878
Cash at beginning of year	2,061	1,183
Cash at end of year	$3,846	$2,061

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$335	$1,347
Dividends declared not paid	516	1,332

Note 19 – Subsequent Events

Entry into A Material Definitive Agreement

Sale-Leaseback Transaction - On January 29, 2024, the Bank entered into an agreement for the purchase and sale of property (the “Sale Agreement”), with MountainSeed Real Estate Services, LLC (the “Buyer”), a Georgia limited liability company, which provides for the sale to the Buyer of 5 properties owned and operated as branch locations by the Bank (the “Properties”) for an aggregate purchase price of $17.2 million, including certain closing adjustments. Four of the Properties are located in Lake County, Indiana and one Property is located in Cook County, Illinois.

Under the Sale Agreement, the Bank agreed, concurrently with the closing of the sale of the Properties, to enter into lease agreements (the “Lease Agreements”) with the Buyer under which the Bank will lease each of the Properties. Each of the Lease Agreements has an initial term of 15 years. The Bank’s obligations under the Lease Agreements are guaranteed by the Bancorp. The sale-leaseback transaction closed on February 22, 2024.

The Bancorp did not close any branches or exit any markets as part of the sale-leaseback transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the Bancorp’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Bancorp in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the Bancorp’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Bancorp’s internal control over financial reporting during the year ended December 31, 2023, that have materially affected or are reasonably likely to affect, the Bancorp’s internal control over financial reporting.

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

As of December 31, 2023, management assessed the effectiveness of the Bancorp’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Bancorp’s internal control over financial reporting was effective as of December 31, 2023, based on the criteria specified.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports" and “Corporate Governance - Code of Ethics” in the Bancorp’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Bancorp’s executive officers is included under Item 4.5 captioned "Information About Our Executive Officers" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Bancorp’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Bancorp’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Bancorp’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2023 with respect to the Bancorp’s existing equity compensation plans.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2023” under the section captioned “Executive Compensation,” in the Bancorp’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services (FORVIS, LLP PCAOB 686, Indianapolis, IN)

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Bancorp’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements:

The following consolidated financial statements of the Bancorp and the reports of the Bancorp’s independent registered public accounting firm are included in Part II, Item 8 of this Form 10-K:

(2)	Financial Statement Schedules: Not Applicable.

(3)	Exhibits:

Exhibit Number	Description

2.1 @	Agreement and Plan of Merger by and among Finward Bancorp and Royal Financial, Inc. dated July 28, 2021 (incorporated herein by reference to Exhibit 2.1 of the Bancorp’s Form 8-K dated July 29, 2021).

3.1	Restated Articles of Incorporation of Finward Bancorp (incorporated herein by reference to Exhibit 3.1 of the Bancorp’s Form 8-K dated March 2, 2023).

3.2	Amended and Restated By-Laws of Finward Bancorp (Amended and Restated as of November 29, 2022) (incorporated herein by reference to Exhibit 3.2 of the Bancorp’s Form 8-K dated December 2, 2022).

4.1	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934. (incorporated herein by reference to Exhibit 4.1 of the Bancorp’s Form 10-K filed on March 30, 2023).

10.1 *	Unqualified Deferred Compensation Plan for the Officers of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 10-K filed on March 5, 2019).

10.2 *	Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-K filed on March 5, 2019).

10.3 *	Amended and Restated 2015 Stock Option and Incentive Plan of Finward Bancorp (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated March 2, 2022).

10.4 *	Form of Nonqualified Stock Option Agreement under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Bancorp’s Form 10-K filed on March 30, 2022).

10.5 *	Form of Incentive Stock Option Agreement under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 10-K filed on March 30, 2022).

10.6 *	Form of Agreement for Restricted Stock under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan. (incorporated herein by reference to Exhibit 10.6 of the Bancorp’s Form 10-K filed on March 30, 2022).

10.7 *	Employment Agreement between Finward Bancorp, Peoples Bank, and Benjamin J. Bochnowski dated August 1, 2017 (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated August 4, 2017).

10.8 *	First Amendment to Employment Agreement between Finward Bancorp, Peoples Bank, and Benjamin J. Bochnowski dated as of July 27, 2018 (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated July 30, 2018).

10.9 *	Second Amendment to Employment Agreement between Finward Bancorp, Peoples Bank, and Benjamin J. Bochnowski dated as of March 15, 2023 (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 8-K dated March 17, 2021).

10.10 *	Third Amendment to Employment Agreement between Finward Bancorp, Peoples Bank, and Benjamin J. Bochnowski dated as of May 3, 2021 (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated May 5, 2021).

10.11 *	Form of Non-Solicitation and Confidentiality Agreement between Peoples Bank and each of its Executive Officers (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-Q filed on May 9, 2018).

10.12 *	Finward Bancorp Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 10-Q filed on October 29, 2019).

10.13 *	Employment Agreement between Finward Bancorp, Peoples Bank and Todd M. Scheub dated as of April 27, 2022 (incorporated herein by reference to Exhibit 10.1 to the Bancorp’s Form 8-K dated April 28, 2022).

10.14 *	Post 2004 Deferred Compensation Plan for the Directors of Peoples Bank, Amended and Restated Effective May 20, 2022 (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Form 8-K dated May 23, 2022).

10.15	Transition Agreement, General Release & Covenant Not to Sue dated December 1, 2023 by and among Finward Bancorp, Peoples Bank, and Peymon Torabi (incorporated herein by reference to Exhibit 10.1 to the Bancorp’s Form 8-K dated December 7, 2023).

10.16	Agreement For Purchase And Sale Of Property, dated January 29, 2024, by and between Peoples Bank and MountainSeed Real Estate Services, LLC (incorporated herein by reference to Exhibit 10.1 to the Bancorp’s Form 8-K dated January 31, 2024).

10.17	Lease Agreement – Crown Point Banking Center (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Form 8-K dated January 31, 2024).

10.18	Lease Agreement – East Chicago Banking Center (incorporated herein by reference to Exhibit 10.3 to the Bancorp’s Form 8-K dated January 31, 2024).

10.19	Lease Agreement – Merrillville (Broadway) Banking Center (incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Form 8-K dated January 31, 2024).

10.20	Lease Agreement – Schererville Banking Center (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Form 8-K dated January 31, 2024).

10.21	Lease Agreement – Orland Park (Ravinia) Banking Center (incorporated herein by reference to Exhibit 10.6 to the Bancorp’s Form 8-K dated January 31, 2024).

21	Subsidiaries of the Bancorp.

23.1	FORVIS, LLP – Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

97	Compensation Recovery Policy (2023) FINWARD BANCORP

101	The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2023, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

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

FINWARD BANCORP

By /s/Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and
Chief Executive Officer

Date: March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 2024:

Signature	Title

Principal Executive Officer:

/s/Benjamin J. Bochnowski	President and
Benjamin J. Bochnowski	Chief Executive Officer, Director

Principal Financial Officer and
Principal Accounting Officer:

/s/Benjamin L. Schmitt	Senior Vice President,
Benjamin L. Schmitt	Chief Financial Officer and Treasurer

The Board of Directors:

/s/Joel Gorelick	Chairman of the Board
Joel Gorelick

/s/Robert Youman	Director
Robert Youman

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Amy W. Han	Director
Amy W. Han

/s/Danette Garza	Director
Danette Garza

/s/Robert E. Johnson III	Director
Robert E. Johnson III

/s/Kenneth V. Krupinski	Director
Kenneth V. Krupinski