Form 10-Q
period 2024-03-31
Finward Bancorp
filed 2024-05-15
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2024 or

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

There were 4,310,251 shares of the registrant’s Common Stock, without par value, outstanding at May 15, 2024.

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

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

Finward Bancorp

Consolidated Balance Sheet

	(unaudited)
	March 31,	December 31,
(Dollars in thousands)	2024	2023

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$16,418	$17,942
Interest bearing deposits in other financial institutions	54,755	67,647
Federal funds sold	607	419

Total cash and cash equivalents	71,780	86,008

Securities available-for-sale	346,233	371,374
Loans held-for-sale	667	340
Loans receivable, net of deferred fees and costs	1,508,251	1,512,595
Less: Allowance for credit losses	(18,805)	(18,768)
Net loans receivable	1,489,446	1,493,827
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,583	8,045
Premises and equipment	47,795	38,436
Foreclosed real estate	71	71
Cash value of bank owned life insurance	32,895	32,702
Goodwill	22,395	22,395
Other intangible assets	2,911	3,272
Other assets	43,459	45,262

Total assets	$2,071,782	$2,108,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$296,959	$295,594
Interest bearing	1,450,519	1,517,827
Total	1,747,478	1,813,421
Repurchase agreements	41,137	38,124
Borrowed funds	90,000	80,000
Accrued expenses and other liabilities	41,586	29,389

Total liabilities	1,920,201	1,960,934

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: March 31, 2024 - 4,310,251 December 31, 2023 - 4,298,773	-	-
Additional paid-in capital	69,727	69,555
Accumulated other comprehensive loss	(56,313)	(51,613)
Retained earnings	138,167	129,403

Total stockholders' equity	151,581	147,345

Total liabilities and stockholders' equity	$2,071,782	$2,108,279

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except per share data)	Quarter Ended March 31,
	2024	2023
Interest income:
Loans receivable	$18,879	$17,626
Securities	2,243	2,303
Other interest earning assets	862	207

Total interest income	21,984	20,136

Interest expense:
Deposits	8,794	4,087
Repurchase agreements	370	121
Borrowed funds	1,040	1,260

Total interest expense	10,204	5,468

Net interest income	11,780	14,668
Provision for credit losses	-	488

Net interest income after provision for credit losses	11,780	14,180

Noninterest income:
Fees and service charges	1,153	1,311
Wealth management operations	633	614
Gain on sale of loans held-for-sale, net	152	263
Loss on sale of securities, net	(531)	-
Increase in cash value of bank owned life insurance	193	179
Gain on sale of real estate	11,858	-
Other	17	241

Total noninterest income	13,475	2,608

Noninterest expense:
Compensation and benefits	7,109	7,538
Occupancy and equipment	1,915	1,690
Data processing	1,170	973
Marketing	158	255
Federal deposit insurance premiums	501	465
Other	4,151	3,306

Total noninterest expense	15,004	14,227

Income before income tax expenses	10,251	2,561
Income tax expenses	972	321

Net income	$9,279	$2,240

Earnings per common share:
Basic	$2.18	$0.52
Diluted	$2.17	$0.51

Dividends declared per common share	$0.12	$0.31

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)	Quarter Ended March 31,
	2024	2023

Net income	$9,279	$2,240

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain (loss) arising during the period	(6,712)	11,057
Less: reclassification adjustment for losses (gains) included in net income	531	-
Net securities gain (loss) during the period	(6,181)	11,057
Tax effect	1,481	(2,652)
Other comprehensive income (loss), net of tax	(4,700)	8,405
Comprehensive income net of tax	$4,579	$10,645

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Changes in Stockholder's Equity

(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at January 1, 2023	$-	$69,032	$(64,300)	$131,661	$136,393

Cumulative effect of change in accounting principle (ASU 2016-13)	-	-	-	(6,118)	(6,118)
Net income	-	-	-	2,240	2,240
Other comprehensive loss, net of tax	-	-	8,405	-	8,405
Net surrender value of 4,188 restricted stock awards	-	(157)	-	-	(157)
Stock-based compensation expense	-	307	-	-	307
Cash dividends, $.31 per share	-	-	-	(1,334)	(1,334)

Balance at March 31, 2023	$-	$69,182	$(55,895)	$126,449	$139,736

Balance at January 1, 2024	$-	$69,555	$(51,613)	$129,403	$147,345

Net income	-	-	-	9,279	9,279
Other comprehensive loss, net of tax	-	-	(4,700)	-	(4,700)
Stock-based compensation expense	-	172	-	-	172
Cash dividends, $.12 per share	-	-	-	(515)	(515)

Balance at March 31, 2024	$-	$69,727	$(56,313)	$138,167	$151,581

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Cash Flows

(unaudited)

(Dollars in thousands)	Quarter Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,279	$2,240
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(3,756)	(8,873)
Sale of loans originated for sale	3,571	8,949
Depreciation and amortization, net of accretion	1,712	1,078
Stock based compensation expense	172	307
Cash payments for lease liabilities	(176)	-
Loss on sale of securities, net	531	-
Gain on sale of loans held-for-sale, net	(144)	(206)
Gain on sale of real estate	(11,867)	-
Gain on cash value of bank owned life insurance	(193)	(179)
Gain on derivatives	(8)	(57)
Provision for credit losses	-	488
Change in:
Interest receivable	462	(296)
Interest payable	(2,353)	77
Other assets	2,731	2,712
Accrued expenses and other liabilities	14	(2,289)
Total adjustments	(9,304)	1,711
Net cash provided by (used in) operating activities	(25)	3,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	3,367	3,675
Proceeds from sales of securities available-for-sale	14,697	-
Net change in loans receivable	4,159	(6,433)
Purchase of premises and equipment	(711)	(217)
Proceeds from sale of premises and equipment	17,730	-
Net cash provided by (used in) investing activities	39,242	(2,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(65,943)	31,093
Proceeds from borrowed funds	90,000	100,000
Repayment of borrowed funds	(80,000)	(120,000)
Net surrender value of restricted stock awards	-	(157)
Change in repurchase agreements	3,013	12,920
Dividends paid	(515)	(1,333)
Net cash provided by (used in) financing activities	(53,445)	22,523
Net change in cash and cash equivalents	(14,228)	23,499
Cash and cash equivalents at beginning of period	86,008	31,282
Cash and cash equivalents at end of period	$71,780	$54,781

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,559	$5,405
Income taxes	-	150
Noncash activities:
Dividends declared not paid	515	1,334
Right-of-use asset obtained in exchange for lease liability	16,140	-

See accompanying notes to consolidated financial statements.

Finward Bancorp

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Organization and Description of Business

The consolidated financial statements include the accounts of Finward Bancorp (the “Bancorp” or “FNWD”) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC; NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank and the Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of March 31, 2024, and December 31, 2023, and the consolidated statements of income, comprehensive income, changes in stockholders’ equity, and consolidated statements of cash flows for the quarter ended March 31, 2024, and 2023. The income reported for the quarter ended March 31, 2024, is not necessarily indicative of the results to be expected for the full year.

The Notes to the Consolidated Financial Statements appearing in Finward Bancorp’s Annual Report on Form 10-K (2023 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Balance Sheet at December 31, 2023, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Note 2 - Use of Estimates

Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for credit losses, fair values of foreclosed real estate, loan servicing rights, investment securities, deferred tax assets, goodwill, and the status of contingencies are particularly susceptible to material change in the near term.

Note 3 – Accounting Pronouncements Recently Adopted or Issued

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December of 2022, the FASB issued ASU No. 2022-06 which extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The guidance ensures the relief in Topic 848 covers the period of time during which a significant number of modifications may take place and the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Bancorp continues to implement its transition plan as a result of the cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Bancorp expects to utilize the LIBOR transition relief allowed under ASU 2020-04, ASU 2021-01 and ASU 2022-06, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures.

In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. The Bancorp adopted ASU 2022-03 effective January 1, 2024 without material effect on its accounting and disclosures.

In March 2023, the FASB issued Accounting Standards (ASU) No. 2023-02 “Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. The Bancorp adopted ASU 2023-02 effective January 1, 2024 without material effect on its accounting and disclosures.

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

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (FASB ASC) 718, Compensation—Stock Compensation. This accounting standards update will be effective for us for fiscal year 2025, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements, which removes references to various FASB Concepts Statements. Note that this ASU finalizes amendments proposed in Section A of Proposed ASU No. 2019-800, Codification Improvements, issued in November 2019. Amendments are effective for annual periods beginning after December 15, 2024. We do not expect it to have a material impact on our consolidated financial statements.

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2024
U.S. government sponsored entities	$8,884	$-	$(1,018)	$7,866
Collateralized mortgage obligations and
residential mortgage-backed securities	145,077	-	(27,180)	117,897
Municipal securities	264,190	2	(45,164)	219,028
Collateralized debt obligations	2,166	-	(724)	1,442
Total securities available-for-sale	$420,317	$2	$(74,086)	$346,233

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2023
U.S. government sponsored entities	$8,884	$-	$(1,001)	$7,883
Collateralized mortgage obligations and
residential mortgage-backed securities	149,410	-	(25,946)	123,464
Municipal securities	278,813	60	(40,203)	238,670
Collateralized debt obligations	2,170	-	(813)	1,357
Total securities available-for-sale	$439,277	$60	$(67,963)	$371,374

The cost basis and estimated fair value of available-for-sale debt securities at March 31, 2024, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
March 31, 2024	Basis	Value
Due in one year or less	$250	$248
Due from one to five years	9,904	8,775
Due from five to ten years	13,933	12,492
Due over ten years	251,153	206,821
Collateralized mortgage obligations and residential mortgage-backed securities	145,077	117,897
Total	$420,317	$346,233

Sales of available-for-sale securities were as follows for the quarter ended:

	(Dollars in thousands)
	March 31,	March 31,
	2024	2023

Proceeds	$14,697	$-
Gross gains	-	-
Gross losses	(531)	-

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2022	$(64,300)
Current period change	8,405
Ending balance, March 31, 2023	$(55,895)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2023	$(51,613)
Current period change	(4,700)
Ending balance, March 31, 2024	$(56,313)

Securities with market values of approximately $338.5 million and $324.1 million were pledged as of March 31, 2024 and December 31, 2023, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at March 31, 2024, and December 31, 2023 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
March 31, 2024
U.S. government sponsored entities	$-	$-	$7,866	$(1,018)	$7,866	$(1,018)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	117,897	(27,180)	117,897	(27,180)	100.0%
Municipal securities	-	-	218,196	(45,164)	218,196	(45,164)	99.6%
Collateralized debt obligations	-	-	1,442	(724)	1,442	(724)	100.0%
Total temporarily impaired	$-	$-	$345,401	$(74,086)	$345,401	$(74,086)	99.8%
Number of securities		-		420		420

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2023
U.S. government sponsored entities	$-	$-	$7,883	$(1,001)	$7,883	$(1,001)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	123,464	(25,946)	123,464	(25,946)	100.0%
Municipal securities	-	-	229,595	(40,203)	229,595	(40,203)	96.2%
Collateralized debt obligations	-	-	1,357	(813)	1,357	(813)	100.0%
Total temporarily impaired	$-	$-	$362,299	$(67,963)	$362,299	$(67,963)	97.6%
Number of securities		-		434		434

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

At March 31, 2024, collateralized debt obligations with a cost basis of $2.2 million and fair value of $1.4 million, had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.

Accrued interest receivable on AFS debt securities totaled $2.2 million at March 31, 2024, and $2.4 million at December 31, 2023. These amounts are excluded from the estimate of credit losses. The Bancorp made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the consolidated balance sheet.

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

Fixed rate loans that originated generally conform to Freddie Mac guidelines for loans purchased under the one‑to‑four family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans may be sold and/or classified as held for sale to control exposure to interest rate risk.

The Bancorp’s Adjustable-Rate Mortgage Loans (“ARMs”) include offerings that have a three, five, seven or ten year fixed period. The ability of the Bancorp to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, and terms offered by competitors.

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

Fixed-term home improvement and equity loans are made up to a maximum of 85% of the appraised value of the improved property, less any outstanding liens. These loans are offered on both a fixed and variable rate basis with a maximum term of 240 months. All home equity loans are made on a direct basis to borrowers.

Commercial Real Estate and Multifamily Loans. Commercial real estate loans are typically made to a maximum of 80% of the appraised value. Such loans are generally made on an adjustable-rate basis. These loans are typically made for terms of 15 to 25 years. Loans with an amortizing term exceeding 15 years normally have a balloon feature calling for a full repayment within seven to ten years from the date of the loan. The balloon feature affords the Bancorp the opportunity to restructure the loan if economic conditions warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, owner occupied commercial/industrial properties, hospitality units and other retail and commercial developments.

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

Construction and Land Development. Construction loans on residential properties are made primarily to individuals who are under contract with a general contractor. These loans are personally guaranteed by the borrower. The maximum loan-to-value ratio is 89% of either the current appraised value or the cost of construction, whichever is less. Residential construction loans are typically made for a period of one year.

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

Loans consist of the following as of March 31, 2024 and December 31, 2023:

(Dollars in thousands)
	March 31, 2024	December 31, 2023
Loans secured by real estate:
Residential real estate	$480,255	$484,948
Home equity	49,120	46,599
Commercial real estate	518,166	503,202
Construction and land development	102,446	115,227
Multifamily	220,789	219,917
Total loans secured by real estate	1,370,776	1,369,893
Commercial business	94,521	97,386
Consumer	627	610
Manufactured homes	29,928	30,845
Government	9,074	10,021
Loans receivable	1,504,926	1,508,755
Add (less):
Net deferred loan origination costs	3,435	3,705
Loan clearing funds	(110)	135
Loans receivable, net of deferred fees and costs	$1,508,251	$1,512,595

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Current	Accruing Loans	Non-accrual Loans	Total Loans Receivable
March 31, 2024
Residential real estate	$7,394	$1,528	$-	$8,922	$468,642	$477,564	$2,691	$480,255
Home equity	56	-	-	56	48,610	48,666	454	49,120
Commercial real estate	3,522	260	-	3,782	512,951	516,733	1,433	518,166
Construction and land development	-	745	-	745	101,027	101,772	674	102,446
Multifamily	4,403	-	215	4,618	212,482	217,100	3,689	220,789
Commercial business	272	261	-	533	91,361	91,894	2,627	94,521
Consumer	10	-	-	10	617	627	-	627
Manufactured homes	637	216	-	853	29,040	29,893	35	29,928
Government	-	-	-	-	9,074	9,074	-	9,074
Total	$16,294	$3,010	$215	$19,519	$1,473,804	$1,493,323	$11,603	$1,504,926

December 31, 2023
Residential real estate	$5,857	$4,362	$1,131	$11,350	$471,905	$483,255	$1,693	$484,948
Home equity	226	18	-	244	45,887	46,131	468	46,599
Commercial real estate	3,168	262	712	4,142	498,227	502,369	833	503,202
Construction and land development	2,523	-	-	2,523	112,704	115,227	-	115,227
Multifamily	5,333	-	-	5,333	210,869	216,202	3,715	219,917
Commercial business	105	29	-	134	94,355	94,489	2,897	97,386
Consumer	12	-	-	12	596	608	2	610
Manufactured homes	634	379	-	1,013	29,832	30,845	-	30,845
Government	-	-	-	-	10,021	10,021	-	10,021
Total	$17,858	$5,050	$1,843	$24,751	$1,474,396	$1,499,147	$9,608	$1,508,755

The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of March 31, 2024 and December 31, 2023, and gross charge-offs for the three months ended March 31, 2024 and for the year ended December 31, 2023.

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$23,122	$152,353	$319,536	$320,187	$228,248	$363,713	$96,026	$1,741	$1,504,926
Total current period gross charge-off	$(18)	$-	$-	$-	$-	$-	$-	$-	(18)

Residential real estate
Pass (1-6)	$2,533	$23,626	$96,588	$105,482	$110,843	$132,325	$1,880	$-	$473,277
Special Mention (7)	-	195	-	626	481	2,489	-	-	3,791
Substandard (8)	-	209	1,405	150	468	955	-	-	3,187
Total	$2,533	$24,030	$97,993	$106,258	$111,792	$135,769	$1,880	$-	$480,255
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Home equity
Pass (1-6)	$40	$84	$111	$99	$8	$2,410	$45,438	$287	$48,477
Special Mention (7)	-	11	-	-	4	95	70	-	180
Substandard (8)	-	-	154	-	-	63	90	156	463
Total	$40	$95	$265	$99	$12	$2,568	$45,598	$443	$49,120
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$5,282	$63,243	$129,238	$91,918	$55,522	$159,833	$2,959	$-	$507,995
Special Mention (7)	499	-	66	2,419	1,266	4,488	-	-	8,738
Substandard (8)	-	-	-	-	220	1,073	140	-	1,433
Total	$5,781	$63,243	$129,304	$94,337	$57,008	$165,394	$3,099	$-	$518,166
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$11,526	$43,208	$10,344	$14,747	$403	$4,406	$10,186	$1,298	$96,118
Special Mention (7)	-	-	-	1,563	2,437	-	-	-	4,000
Substandard (8)	-	365	75	1,888	-	-	-	-	2,328
Total	$11,526	$43,573	$10,419	$18,198	$2,840	$4,406	$10,186	$1,298	$102,446
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$-	$9,763	$63,109	$76,949	$41,071	$25,131	$336	$-	$216,359
Substandard (8)	-	-	-	1,666	1,536	1,228	-	-	4,430
Total	$-	$9,763	$63,109	$78,615	$42,607	$26,359	$336	$-	$220,789
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial business
Pass (1-6)	$1,249	$10,954	$12,484	$8,725	$4,937	$16,130	$34,414	$-	$88,893
Special Mention (7)	-	285	1,250	54	-	900	513	-	3,002
Substandard (8)	-	40	1,086	237	202	1,061	-	-	2,626
Total	$1,249	$11,279	$14,820	$9,016	$5,139	$18,091	$34,927	$-	$94,521
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Consumer
Pass (1-6)	$48	$370	$65	$84	$3	$57	$-	$-	$627
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$48	$370	$65	$84	$3	$57	$-	$-	$627
Current period gross charge-off	(18)	-	-	-	-	-	-	-	(18)

Manufactured homes
Pass (1-6)	$-	$-	$1,926	$12,236	$8,847	$6,884	$-	$-	$29,893
Substandard (8)	-	-	-	-	-	35	-	-	35
Total	$-	$-	$1,926	$12,236	$8,847	$6,919	$-	$-	$29,928
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$1,945	$-	$1,635	$1,344	$-	$4,150	$-	$-	$9,074
Total	$1,945	$-	$1,635	$1,344	$-	$4,150	$-	$-	$9,074
Current period gross charge-off	-	-	-	-	-	-	-	-	-

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$148,105	$323,820	$321,183	$234,861	$108,683	$274,027	$94,893	$3,183	$1,508,755
Total current period gross charge-off	$-	$(40)	$-	$(25)	$(41)	$(909)	$(27)	$-	(1,042)

Residential real estate
Pass (1-6)	$20,740	$97,671	$106,778	$115,001	$23,873	$113,987	$1,716	$-	$479,766
Special Mention (7)	405	-	473	173	431	1,602	-	-	3,084
Substandard (8)	-	786	152	471	217	472	-	-	2,098
Total	$21,145	$98,457	$107,403	$115,645	$24,521	$116,061	$1,716	$-	$484,948
Current period gross charge-off	-	(40)	-	(25)	(39)	(893)	-	-	(997)

Home equity
Pass (1-6)	$110	$114	$101	$14	$61	$2,051	$42,801	$700	$45,952
Special Mention (7)	-	-	-	-	4	31	70	63	168
Substandard (8)	-	161	-	-	-	67	251	-	479
Total	$110	$275	$101	$14	$65	$2,149	$43,122	$763	$46,599
Current period gross charge-off	-	-	-	-	-	(16)	(27)	-	(43)

Commercial real estate
Pass (1-6)	$52,880	$127,607	$90,108	$55,236	$56,255	$108,489	$2,649	$-	$493,224
Special Mention (7)	-	69	2,429	1,274	1,123	2,397	142	-	7,434
Substandard (8)	-	-	-	230	-	2,314	-	-	2,544
Total	$52,880	$127,676	$92,537	$56,740	$57,378	$113,200	$2,791	$-	$503,202
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$48,518	$24,948	$13,411	$1,732	$4,284	$473	$12,539	$2,420	$108,325
Special Mention (7)	365	76	4,205	2,256	-	-	-	-	6,902
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$48,883	$25,024	$17,616	$3,988	$4,284	$473	$12,539	$2,420	$115,227
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$9,333	$53,493	$78,122	$41,773	$13,156	$19,609	$186	$-	$215,672
Substandard (8)	-	-	1,666	1,562	-	1,017	-	-	4,245
Total	$9,333	$53,493	$79,788	$43,335	$13,156	$20,626	$186	$-	$219,917
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial business
Pass (1-6)	$13,110	$13,774	$9,327	$5,705	$4,105	$12,905	$33,954	$-	$92,880
Special Mention (7)	373	197	58	-	129	436	417	-	1,610
Substandard (8)	43	1,094	256	214	-	1,121	168	-	2,896
Total	$13,526	$15,065	$9,641	$5,919	$4,234	$14,462	$34,539	$-	$97,386
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Consumer
Pass (1-6)	$338	$73	$108	$4	$14	$71	$-	$-	$608
Substandard (8)	-	-	-	2	-	-	-	-	2
Total	$338	$73	$108	$6	$14	$71	$-	$-	$610
Current period gross charge-off	-	-	-	-	(2)	-	-	-	(2)

Manufactured homes
Pass (1-6)	$-	$1,942	$12,556	$9,214	$5,031	$2,102	$-	$-	$30,845
Total	$-	$1,942	$12,556	$9,214	$5,031	$2,102	$-	$-	$30,845
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Total	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Current period gross charge-off	-	-	-	-	-	-	-	-	-

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

7 – Special Mention

A special mention asset has identified weaknesses that deserve Management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Bancorp’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bancorp to sufficient risk to warrant adverse classification. There is still adequate protection by the current sound worth and paying capacity of the obligor or of the collateral pledged. The Special Mention rating is viewed as transitional and will be monitored closely.

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

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and during the year ended December 31, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the three months ended March 31, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$630	$1,262	$-	$-	0.39%
Total	$630	$1,262	$-	$-	0.13%

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$889	$1,003	$-	$-
Total	$889	$1,003	$-	$-

	For the year ended December 31, 2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$-	$868	$-	$-	0.18%
Total	$-	$868	$-	$-	0.06%

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$868	$-	$-	$-
Total	$868	$-	$-	$-

There were no commitments to lend additional amounts to the borrowers included in the previous tables.

The Bancorp closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The borrowers with term extension have had their maturity dates extended and as a result their monthly payments were reduced.

Upon the Bancorp’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Acquired Loan Purchase Discounts

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $5.0 million at March 31, 2024, compared to $5.2 million at December 31, 2023.

Accretable yield, or income recorded for the three months ended March 31, is as follows:

(dollars in thousands)	Total
2023	$167
2024	222

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
Remainder of 2024	$508
2025	658
2026	481
2027	311
2028	295
2029 and thereafter	2,730
Total	$4,983

AllowanceforCreditLosses

The allowance for credit losses is established for current expected credit losses on the Bancorp’s loan portfolio utilizing guidance in Accounting Standards Codification (ASC) Topic 326. The Bancorp adopted ASU 2016-13 on January 1, 2023.

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

The Bancorp categorizes the loan portfolios into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD). In creating the “current expected credit loss (CECL)” model as required under ASC 326, the Bancorp has established a two-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Bancorp elected to use peer data for a more reasonable calculation. The following table shows the changes in the allowance for credit losses, segregated by portfolio segment, for the three months ended March 31, 2024, and 2023.

(Dollars in thousands)	Beginning Balance	PCD Gross-up	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended March 31, 2024:

Allowance for credit losses:
Residential real estate	$3,984	$-	$-	$10	$23	$4,017
Home equity	698	-	-	-	39	737
Commercial real estate	7,045	-	-	-	211	7,256
Construction and land development	4,206	-	-	-	(750)	3,456
Multifamily	933	-	-	-	24	957
Commercial business	1,649	-	-	2	484	2,135
Consumer	7	-	(18)	1	16	6
Manufactured homes	181	-	-	-	(8)	173
Government	65	-	-	-	3	68
Total	$18,768	$-	$(18)	$13	$42	$18,805

(Dollars in thousands)	Beginning Balance	Adoption of ASC 326	PCD Gross-up	Charge-offs	Recoveries	Provisions	Ending Balance

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the months ended March 31, 2023:

Allowance for credit losses:
Residential real estate	$3,021	$1,688	$31	$-	$52	$(228)	$4,564
Home equity	410	99	533	-	-	105	1,147
Commercial real estate	5,784	1,003	443	(12)	-	(99)	7,119
Construction and land development	1,253	1,735	-	-	-	241	3,229
Multifamily	1,007	141	-	-	-	(89)	1,059
Commercial business	1,365	320	5	(75)	47	433	2,095
Consumer	57	5	17	(19)	3	1	64
Manufactured homes	-	112	-	-	-	104	216
Government	-	55	-	-	-	20	75
Total	$12,897	$5,158	$1,029	$(106)	$102	$488	$19,568

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

(Dollars in thousands)	March 31, 2024
	Real Estate	Equipment/Inventory	Accounts Receivable	Other	Total	ACL Allocation
Residential real estate	$32	$-	$-	$-	$32	$30
Commercial real estate	933	-	-	-	933	53
Multifamily	308	-	-	-	308	85
Commercial business	-	1,012	426	148	1,586	738
	$1,273	$1,012	$426	$148	$2,859	$906

(Dollars in thousands)	December 31, 2023
	Real Estate	Equipment/Inventory	Accounts Receivable	Other	Total	ACL Allocation
Residential real estate	$32	$-	$-	$-	$32	$30
Commercial real estate	230	-	-	-	230	53
Multifamily	1,378	-	-	-	1,378	85
Commercial business	-	1,010	494	162	1,666	738
	$1,640	$1,010	$494	$162	$3,306	$906

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $3.4 million and $3.5 million as of March 31, 2024, and December 31, 2023, respectively, and is included in net deferred loan origination cost.

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans:

As of March 31, 2024	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,042	$1,650	$2,692	$-
Home equity	154	299	453	-
Commercial real estate	804	629	1,433	-
Construction and land development	674	-	674	-
Multifamily	3,381	308	3,689	215
Commercial business	1,466	1,161	2,627	-
Consumer	-	-	-	-
Manufactured homes	-	35	35	-
Government	-	-	-	-
Total	$7,521	$4,082	$11,603	$215

As of December 31, 2023	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$442	$1,251	$1,693	$1,131
Home equity	161	307	468	-
Commercial real estate	603	230	833	712
Construction and land development	-	-	-	-
Multifamily	2,357	1,358	3,715	-
Commercial business	1,724	1,173	2,897	-
Consumer	-	2	-	-
Manufactured homes	-	-	-	-
Government	-	-	-	-
Total	$5,287	$4,321	$9,608	$1,843

Accrued interest receivable on loans totaled $5.3 million on March 31, 2024, and $5.7 million on December 31, 2023, and is excluded from the estimate of credit losses. The Bancorp made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

	Three months ended,	Three months ended,
	March 31,	March 31,
(Dollars in thousands)	2024	2023
Balance, beginning of period	$3,441	$-
Adoption of ASC 326	-	3,108
Provision/(Release)	(42)	-
Balance, end of period	$3,399	$3,108

Note 6 – Intangibles and Acquisition Related Accounting

(Dollars in thousands)	2024	2023
Goodwill balance January 1,	$22,395	$22,395
Goodwill balance March 31,	$22,395	$22,395

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

In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Bancorp had core deposit intangible balances of $2.9 million and $3.3 million as of March 31, 2024, and December 31, 2023, respectively. The table below summarizes the intangibles amortization:

The amortization recorded for the quarter ended March 31, is as follows:

(dollars in thousands)	Total
2023	$391
2024	$360

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	Total
Remainder of 2024	$1,051
2025	688
2026	360
2027	294
2028	228
Thereafter	290
Total	$2,911

For the previously disclosed acquisition of Royal Financial, Inc., as part of the fair value of certificates of deposit, a fair value premium was established of $1.0 million. Approximately $36 thousand and $72 thousand of amortization was taken as income during the quarter ended March 31, 2024 and 2023, respectively. It is estimated amortization to be recorded in future periods is as follows: $88 thousand for the remainder of 2024, $72 thousand in 2025, $38 thousand in 2026, and $16 thousand thereafter.

Note 7 – Deposits

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023

Checking	$608,027	$653,529
Savings	298,097	302,782
Money market	310,030	324,993
Certificates of deposit	531,324	532,117
Total deposits	$1,747,478	$1,813,421

The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $131.7 million at March 31, 2024 and $133.6 million at December 31, 2023.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the quarter ended 2024 and 2023, are as follows:

(dollars in thousands except per share data)	Quarter Ended March 31,
	2024	2023
Basic earnings per common share:
Net income as reported	$9,279	$2,240
Weighted average common shares outstanding	4,256,667	4,342,386
Basic earnings per common share	$2.18	$0.52

Diluted earnings per common share:
Net income as reported	$9,279	$2,240
Weighted average common shares outstanding	4,256,667	4,342,386
Add: Dilutive effect of unvested restricted stock awards	14,028	11,487
Weighted average common and dilutive potential common shares outstanding	4,270,695	4,353,873
Diluted earnings per common share	$2.17	$0.51

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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the quarter ended March 31, 2024, stock based compensation expense of $172 thousand was recorded, compared to $307 thousand for the quarter ended March 31, 2023. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $835 thousand through 2027 with a weighted average life of 1.7 years.

Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest between three and five years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the quarter ended March 31, 2024, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	41,649	$43.87
Granted	13,617	24.23
Vested	(12,873)	39.65
Non-vested at March 31, 2024	42,393	$38.84

Note 11 – Derivative Financial Instruments

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

The following table shows the amounts of non-hedging derivative financial instruments:

March 31, 2024
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$5,810	Other liabilities	$5,810
Interest rate lock commitments	Other assets	43	N/A	-
Total		$5,853		$5,810

December 31, 2023
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$5,591	Other liabilities	$5,591
Interest rate lock commitments	Other assets	35	N/A	-
Total		$5,626		$5,591

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Quarter Ended
(Dollars in thousands)	Statement of Income Classification	2024	2023
Interest rate swap contracts	Fees and service charges	$(30)	$59
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	8	(16)
Total		$(22)	$43

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented		Cash Collateral
(Dollars in thousands)	Recognized Assets	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
March 31, 2024
Interest rate swap contracts	$5,810	$-	$5,810	$-	$5,410	$400
Interest rate lock commitments	43	-	43	-	-	43
Total	$5,853	$-	$5,853	$-	$5,410	$443

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
December 31, 2023
Interest rate swap contracts	$5,626	$-	$5,626	$-	$4,050	$1,576
Interest rate lock commitments	-	-	-	-	-	-
Total	$5,626	$-	$5,626	$-	$4,050	$1,576

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
March 31, 2024
Interest rate swap contracts	$5,810	$-	$5,810	$-	$-	$5,810
Total	$5,810	$-	$5,810	$-	$-	$5,810

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
December 31, 2023
Interest rate swap contracts	$5,591	$-	$5,591	$-	$-	$5,591
Total	$5,591	$-	$5,591	$-	$-	$5,591

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the quarter ended March 31, 2024. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,810	$-	$5,810	$-
Interest rate lock commitments	43	-	43	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,866	-	7,866	-
Collateralized mortgage obligations and residential mortgage-backed securities	117,897	-	117,897	-
Municipal securities	219,028	-	219,028	-
Collateralized debt obligations	1,442	-	-	1,442
Total securities available-for-sale	$346,233	$-	$344,791	$1,442

Liabilities:
Interest rate swap contracts	$5,810	$-	$5,810	$-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,591	$-	$5,591	$-
Interest rate lock commitments	35	-	35	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,883	-	7,883	-
Collateralized mortgage obligations and residential mortgage-backed securities	123,464	-	123,464	-
Municipal securities	238,670	-	238,670	-
Collateralized debt obligations	1,357	-	-	1,357
Total securities available-for-sale	$371,374	$-	$370,017	$1,357

Liabilities:
Interest rate swap contracts	$5,591	$-	$5,591	$-

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2023	$1,048
Principal payments	-
Total unrealized gains, included in other comprehensive income	(31)
Ending balance, March 31, 2023	$1,017

Beginning balance, January 1, 2024	$1,357
Principal payments	(4)
Total unrealized gains, included in other comprehensive loss	89
Ending balance, March 31, 2024	$1,442

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at March 31, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$1,402	$-	$-	$1,402

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$8,673	$-	$-	$8,673

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

	March 31, 2024		Estimated Fair Value Measurements at March 31, 2024 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$71,780	$71,780	$71,780	$-	$-
Loans held-for-sale	667	675	-	675	-
Loans receivable, net	1,489,446	1,390,210	-	-	1,390,210
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,583	7,583	-	7,583	-

Financial liabilities:
Non-interest bearing deposits	296,959	296,959	296,959	-	-
Interest bearing deposits	1,450,519	1,447,505	919,195	528,310	-
Repurchase agreements	41,137	40,893	33,655	7,238	-
Borrowed funds	90,000	89,822	-	89,822	-
Accrued interest payable	712	712	-	712	-

	December 31, 2023		Estimated Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$86,008	$86,008	$86,008	$-	$-
Loans held-for-sale	340	349	-	349	-
Loans receivable, net	1,493,827	1,412,069	-	-	1,412,069
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	8,045	8,045	-	8,045	-

Financial liabilities:
Non-interest bearing deposits	295,594	295,594	295,594	-	-
Interest bearing deposits	1,517,827	1,513,640	985,710	527,930	-
Repurchase agreements	38,124	37,938	31,033	6,905	-
Borrowed funds	80,000	79,791	-	79,791	-
Accrued interest payable	3,065	3,065	-	3,065	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended March 31, 2024 and December 31, 2023:

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

Note 13 - Borrowings

At March 31, 2024, and December 31, 2023, borrowed funds are summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2024	2023
Fixed rate advances from the Federal Reserve with outstanding rates of 5.40% as of March 31, 2024	$65,000	$80,000
Fixed rate advances from the FHLB with outstanding rates of 3.84% as of March 31, 2024	$15,000	$-
Fixed rate advances from the FHLB with outstanding rates of 3.74% as of March 31, 2024	$10,000	$-
Total	$90,000	$80,000

At March 31, 2024, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2025	$65,000
2026	-
2027	-
2028	-
2029	25,000
Total	$90,000

During the first quarter of 2024, the Bancorp continued participation in the Federal Reserve’s Bank Term Funding Program (“BTFP”) by maintaining $65 million funding under the program, and is pledging as collateral, securities with a par value of $103.4 million. The Federal Reserve ceased making loans under the BTFP on March 11, 2024. The Bancorp’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. The Bancorp has available liquidity of $516.4 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources. In addition to the BTFP, the Bancorp maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp did not have a balance on the line of credit at March 31, 2024 or December 31, 2023. The Bancorp did not have other borrowings at March 31, 2024, or as of December 31, 2023.

Note 14 - Leases

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. On February 22, 2024, the Bank closed its previously announced sale-leaseback transaction with MountainSeed Real Estate Services, LLC (the “Buyer”), pursuant to which the Bank sold to the Buyer five properties owned and operated as branch locations (the “Properties”) for an aggregate purchase price of $17.2 million, including customary closing adjustments. Under the Sale Agreement, the Bank also entered into triple net lease agreements (the “Lease Agreements”) with the Buyer under which the Bank leases each of the Properties, and pursuant to which the Bank is responsible for the insurance, real estate taxes, and maintenance and repairs for each of the properties. Each of the Lease Agreements became effective upon the closing of the sale-leaseback transaction and have an initial term of 15 years. The Bank’s obligations under the Lease Agreements are guaranteed by the Bancorp.

As the rate implicit in the leases generally is not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are excluded from our weighted-average remaining lease term.

The following table summarizes supplemental cash flow and other information related to our operating leases:

(Dollars in thousands)	Quarter Ended March 31,
	2024	2023
(Gain) losses on sale-leaseback transaction, net	(11,772)	-
Cash paid for amounts included in the measurement of lease liabilities for leases
Operating cash flows	$176	$17
ROU assets obtained in the exchange for lease liabilities - Operating leases	16,140	-
Weighted-average remaining lease terms (in years) - Operating leases	15	6
Weighted-average discount rate - Operating leases	7.68%	3.00%

Operating lease cost	$327	$25
Total lease costs (1)	$327	$25

(1) Included in Occupancy and equipment costs on the consolidated statements of operations

The following table represents the maturity of the Company's operating lease liabilities as of March 31, 2024:

Maturity Analysis
Remainder 2024	$1,130
2025	1,530
2026	1,560
2027	1,591
2028	1,623
2029	1,655
Thereafter	16,798
Total	25,887
Less: Present value discount	(10,568)
Lease liability	$15,319

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, is a wholly-owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank. The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2024, as compared to December 31, 2023, and the results of operations for the quarter ending March 31, 2024, and March 31, 2023. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

At March 31, 2024, the Bancorp had total assets of $2.1 billion, loans receivable, net of deferred fees and costs, of $1.5 billion and total deposits of $1.7 billion. Stockholders' equity totaled $151.6 million or 7.3% of total assets, with a book value per share of $35.17. Net income for the quarter ended March 31, 2024, was $9.3 million, or $2.17 earnings per common diluted share. For the quarter ended March 31, 2024, the return on average assets (ROA) was 1.77%, while the return on average stockholders’ equity (ROE) was 24.97%.

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

Numerous actions have already been taken or commenced by the Bank to strengthen its BSA and anti-money laundering compliance practices, policies, procedures, and controls. In this regard, the Bank began developing corrective actions prior to the entry of the Order and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order. These actions include, without limitation, the formation of a Risk Management and Compliance Committee of the board of directors, consisting solely of independent directors, to assist the board in overseeing compliance efforts; enhancing the Bank’s risk management and compliance programs through restructuring reporting lines; improving technology and increasing BSA compliance staff, including hiring senior personnel; making additional investments into processes and system upgrades to strengthen anti-money laundering controls; enhancing education and training of the Bank’s employees responsible for BSA and anti-money laundering compliance; and conducting a look-back review of accounts and transaction activity covering the time periods from February 1, 2022 to March 31, 2023 to identify and properly report suspicious activity. In this regard, and as previously announced, The Bancorps’s Board of Directors appointed David J. Kwait as Senior Vice President, General Counsel, Corporate Secretary, and Chief Risk Officer of the Bancorp and the Bank, overseeing the Bank’s enhanced risk management infrastructure, including BSA compliance.

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

Financial Condition

General

During the quarter ended March 31, 2024, total assets decreased by $36.5 million (1.7%), with interest-earning assets decreasing by $41.9 million (2.1%). At March 31, 2024, interest-earning assets totaled $1.92 billion compared to $1.96 billion at December 31, 2023. Earning assets represented 92.5% of total assets at March 31, 2024 and 92.9% of total assets at December 31, 2023.

Loan Portfolio

Net loans receivable totaled $1.51 billion at both March 31, 2024 and December 31, 2023. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	March 31,		December 31,
(Dollars in thousands)	2024		2023
	Balance	% Loans	Balance	% Loans

Residential real estate	$480,255	31.9%	$484,948	32.1%
Home equity	49,120	3.3%	46,599	3.1%
Commercial real estate	518,166	34.4%	503,202	33.4%
Construction and land development	102,446	6.8%	115,227	7.6%
Multifamily	220,789	14.7%	219,917	14.6%
Consumer	627	0.0%	610	0.0%
Manufactured Homes	29,928	2.0%	30,845	2.0%
Commercial business	94,521	6.3%	97,386	6.5%
Government	9,074	0.6%	10,021	0.7%
Loans receivable	1,504,926	100.0%	1,508,755	100.0%
Plus
Net deferred loans origination costs	3,435		3,705
Undisbursed loan funds	(110)		135
Loans receivable, net of deferred fees and costs	$1,508,251		$1,512,595

Adjustable rate loans / loans receivable	$670,244	44.5%	$681,444	45.2%

	March 31,	December 31,
	2024	2023

Loans receivable to total assets	72.8%	71.7%
Loans receivable to earning assets	78.7%	77.2%
Loans receivable to total deposits	86.3%	83.4%

Our total commercial real estate portfolio (which is comprised of loans secured by office space, medical office space, and mixed-use retail/office space) totaled $518.2 million as of March 31, 2024, compared to $503.2 million as of December 31, 2023. Given prevailing market conditions such as rising interest rates, reduced occupancy as a result of the increase in hybrid work arrangements, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality.

Commercial real estate loans remained our largest loan segment and accounted for 34.4% of the total loan portfolio at March 31, 2024 and 33.4% at December 31, 2023. A further breakdown of the composition of the commercial real estate loan portfolio as of March 31, 2024 and December 31, 2023 is shown in the table below:

Commercial Real Estate (CRE)*
(Dollars in millions)	March 31, 2024			December 31, 2023
	# Loans	$ Amount	% of Total Net Loans	# Loans	$ Amount	% of Total Net Loans
CRE Owner Occupied (CRE OO)
Food Services & Drinking Places	68	$31.0	2.1%	67	$31.2	2.1%
Ambulatory Health Care Services	34	28.6	1.9%	34	28.4	1.9%
Gasoline Stations & Fuel Dealers	24	25.3	1.7%	23	25.7	1.7%
Repair and Maintenance	33	13.9	0.9%	32	11.1	0.7%
Merchant Wholesalers, Durable Goods	16	13.2	0.9%	16	13.4	0.9%
Other	291	121.0	8.0%	279	110.2	7.3%
Total CRE Owner Occupied (CRE OO)	466	$233.0	15.5%	451	$220.0	14.6%

CRE Non Owner Occupied (CRE NOO)
Strip Centers - Lessors	159	$125.7	8.4%	157	$124.1	8.2%
Hotels	17	44.7	3.0%	16	42.5	2.8%
Office Properties - Lessors	55	41.2	2.7%	54	41.2	2.7%
Industrial Properties - Lessors	58	38.4	2.6%	59	38.9	2.6%
Special Use - Lessors	12	12.0	0.8%	12	10.9	0.7%
Big Box Retail - Lessors	2	8.5	0.6%	2	8.5	0.6%
MiniWarehouses - Lessors	17	8.3	0.6%	16	7.9	0.5%
Other	16	6.4	0.4%	14	9.2	0.6%
Total CRE Non Owner Occupied (CRE NOO)	336	285.2	19.0%	330	283.2	18.8%

Total Commercial Real Estate (OO & NOO)	802	$518.2	34.4%	781	$503.2	33.4%

Total Net Loans		$1,504.9			$1,508.8

* North American Industry Classification System (NAICS) classification coding for CRE loans began in 2023.

The following table sets forth certain information at March 31, 2024, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$4,637	$26,755	$93,134	$355,729	$480,255
Home equity	12,423	160	4,130	32,407	49,120
Commercial real estate	33,507	128,048	355,956	655	518,166
Construction and land development	33,097	29,972	31,611	7,766	102,446
Multifamily	16,524	89,092	114,058	1,115	220,789
Consumer	68	539	20	-	627
Manufactured Homes	-	82	8,013	21,833	29,928
Commercial business	32,526	46,626	14,889	480	94,521
Government	1,945	5,785	1,344	-	9,074
Total loans receivable	$134,727	$327,059	$623,155	$419,985	$1,504,926

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain mortgage loans with a fixed rate. During the quarter ended March 31, 2024, the Bancorp originated $3.8 million in new fixed rate mortgage loans for sale, compared to $8.9 million during the quarter ended March 31, 2023. Net gains realized from the mortgage loan sales totaled $152 thousand for the quarter ended March 31, 2024, compared to $263 thousand for the quarter ended March 31, 2023. The decrease in net gains realized from mortgage loan sales for the quarter ended March 31, 2024, compared to the prior year period is primarily due to lower demand for fixed rate mortgage loans as a result of increases in mortgage rates, which also slowed mortgage applications. At March 31, 2024, the Bancorp had $667 thousand in loans that were classified as held for sale, compared to $340 thousand at December 31, 2023.

Asset Quality

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At March 31, 2024, non-performing loans that remained accruing and more than 90 days past due include one multifamily loan totaling $215 thousand. The Bancorp will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2024	December 31, 2023
Residential real estate	$2,691	$2,824
Home equity	454	468
Commercial real estate	1,433	1,545
Construction and land development	674	-
Multifamily	3,904	3,715
Commercial business	2,627	2,897
Consumer	-	2
Manufactured homes	35	-
Government	-	-
Total	$11,818	$11,451
Nonperforming loans to total loans	0.78%	0.76%
Nonperforming loans to total assets	0.56%	0.54%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2024 or December 31, 2023.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2024	December 31, 2023
Residential real estate	$3,186	$2,098
Home equity	463	479
Commercial real estate	1,433	2,544
Construction and land development	2,328	-
Multifamily	4,430	4,245
Commercial business	2,627	2,896
Consumer	-	2
Manufactured homes	35	-
Government	-	-
Total	$14,501	$12,264

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2024	December 31, 2023
Residential real estate	$3,792	$3,084
Home equity	180	168
Commercial real estate	8,738	7,434
Construction and land development	4,000	6,902
Multifamily	-	-
Commercial business	3,002	1,610
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$19,711	$19,198

At March 31, 2024, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or non-accrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

The allowance for credit losses (ACL) is a valuation allowance for probable incurred credit losses, increased by the provision for credit losses, and decreased by charge-offs net of recoveries. A loan is charged‑off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. The determination of the amounts of the ACL and provisions for credit losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability and reasonable and supportable forecasts as of the reporting date. The appropriateness of the current period provision and the overall adequacy of the ACL are determined through a disciplined and consistently applied quarterly process that reviews the Bancorp’s current credit risk within the loan portfolio and identifies the required allowance for credit losses given the current risk estimates.

The Bancorp's provision for credit losses for the period ended are summarized below:
(Dollars in thousands)
	Three months ended,	Three months ended,
Loan Segment	March 31, 2024	March 31, 2023
Residential real estate	$23	$(228)
Home equity	39	105
Commercial real estate	211	(99)
Construction and land development	(750)	241
Multifamily	24	(89)
Commercial business	484	433
Consumer	16	1
Manufactured homes	(8)	104
Government	3	20
Total	$42	$488

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
As of the three months ended March 31, 2024
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$10	$10
Home equity	-	-	-
Commercial real estate	-	-	-
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	-	2	2
Consumer	(18)	1	(17)
Manufactured homes	-	-
Government	-	-	-
Total	$(18)	$13	$(5)

(Dollars in thousands)	(unaudited)
	As of the three months ended March 31, 2023
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$52	$52
Home equity	-	-	-
Commercial real estate	(12)	-	(12)
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(75)	47	(28)
Consumer	(19)	3	(16)
Manufactured homes	-	-
Government	-	-	-
Total	$(106)	$102	$(4)

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

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	3/31/2024	12/31/2023

Allowance for credit losses	$18,806	$18,768
Total loans	$1,508,251	$1,512,595
Non-performing loans	$11,853	$11,451
ACL-to-total loans	1.25%	1.24%
ACL-to-non-performing loans (coverage ratio)	158.7%	163.9%

Investment Portfolio

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $346.2 million at March 31, 2024, compared to $371.4 million at December 31, 2023, a decrease of $25.1 million (6.8%). The decrease is attributable to a sale of $15.1 million in securities executed by the Bancorp resulting in a $531 thousand realized loss during the quarter ending March 31, 2024.  This transaction was executed to improve future profitability, deleverage the balance sheet through a reduction in borrowings outstanding, and further benefit regulatory capital ratios in subsequent periods.  Accumulated other comprehensive losses were $56.3 million as of March 31, 2024, compared to $51.6 million on December 31, 2023, an increase of $4.7 million or 9.1%. The yield on the securities portfolio decreased to 2.37% for the quarter ended March 31, 2024, down from 2.39% for the quarter ended March 31, 2023. Management will continue to monitor the securities portfolio for additional restructuring opportunities. At March 31, 2024, the securities portfolio represented 18.1% of interest-earning assets and 16.7% of total assets compared to 19.0% of interest-earning assets and 17.6% of total assets at December 31, 2023.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,		December 31,
(Dollars in thousands)	2024		2023
	Balance	% Securities	Balance	% Securities
March 31, 2024
U.S. government sponsored entities........	$7,866	2.3%	$7,883	2.1%
Collateralized mortgage obligations and residential mortgage-backed securities.	117,897	34.1%	123,464	33.2%
Municipal securities	219,028	63.3%	238,670	64.3%
Collateralized debt obligations	1,442	0.4%	1,357	0.4%
Total securities available-for-sale	$346,233	100.0%	$371,374	100.0%

	March 31,	December 31,	YTD
(Dollars in thousands)	2024	2023	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$54,755	$67,647	$(12,892)	-19.1%
Fed funds sold	607	419	188	44.9%
Federal Home Loan Bank stock	6,547	6,547	-	-

The decrease in interest bearing deposits in other financial institutions is the result of the timing of cash flows.

The contractual maturities and weighted average yields for the U.S. government agency securities, municipal securities, and collateralized debt obligations at March 31, 2024, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations are not included in the following table. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	0.00%	$7,865	1.00%	$-	0.00%	$-	0.00%	$7,865
Collateralized mortgage obligations and residential mortgage- backed securities:	-	0.00%	4	1.25%	98	2.35%	117,796	1.94%	$117,898
Municipal
Securities:	248	2.42%	909	2.84%	12,492	3.37%	205,379	2.70%	219,028
Trust Preferred
Securities:	-	0.00%	-	0.00%	-	0.00%	1,442	2.15%	1,442
Totals	$248	2.42%	$8,779	1.19%	$12,590	3.37%	$324,617	2.69%	$346,233

Deposits

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

	March 31,	December 31,	YTD
(Dollars in thousands)	2024	2023	Change
	Balance	Balance	$	%

Checking	$608,027	$653,529	$(45,502)	-7.0%
Savings	298,097	302,782	(4,685)	-1.5%
Money market	310,030	324,993	(14,963)	-4.6%
Certificates of deposit	531,324	532,117	(793)	-0.1%
Total deposits	$1,747,478	$1,813,421	$(65,943)	-3.6%

Deposits totaled $1.7 billion on March 31, 2024, compared to $1.8 billion on December 31, 2023, a decrease of $65.9 million or 3.6%. As of March 31, 2024, core deposits totaled $1.2 billion, compared to $1.3 billion on December 31, 2023, a decrease of $65.2 million or 5.1%. Core deposits include checking, savings, and money market accounts and represented 69.6% of the Bancorp’s total deposits at March 31, 2024. On March 31, 2024, balances for certificates of deposit totaled $531.3 million, compared to $532.1 million on December 31, 2023, a decrease of $793 thousand or 0.1%. The decrease in core deposits is primarily related to cyclical inflows and outflows related to certain of the Bank’s municipality depositors and planned reduction in deposit pricing.

Non-interest checking account balances decreased $45.5 million and Interest bearing savings account balances decreased $4.7 million in the first quarter of 2024 as municipal and business customers deployed their excess cash balances. Money market account balances decreased by $15.0 million during the first quarter of 2024 due to consumer preferences. Certificates of deposits decreased by $793 thousand in the first quarter of 2024 reflecting our decreases in offered interest rates. We strive to maintain balances of personal and business checking and savings accounts through our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our sophisticated product line.

Noninterest bearing demand accounts comprised 17.9% of total deposits at March 31, 2024 and 16.8% of total deposits at December 31, 2023. Interest bearing demand accounts, including money market and savings accounts, comprised 51.6% of total deposits at March 31, 2024 and 53.8% at December 31, 2023. Time accounts as a percentage of total deposits were 30.4% at March 31, 2024 and 29.3% at December 31, 2023.

The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated in thousands (000’s).

	March 31, 2024		Twelve Months Ending December 31, 2023
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$294,398	-	$323,694	-
Interest bearing demand deposits	334,227	1.04	344,449	0.96
MMDA accounts	316,602	3.36	284,910	2.73
Savings accounts	300,096	0.05	343,008	0.05
Certificates of deposit	536,844	3.89	488,025	2.91
Total deposits	$1,782,167	1.97	$1,784,086	1.43

The increase in deposit rates in the first quarter ended March 31, 2024 as compared to full year ending December 31, 2023 is primarily the result of the increase in short-term market interest rates and deposit product migration experienced throughout 2023.

Borrowed Funds

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	March 31,	December 31,	YTD
(Dollars in thousands)	2024	2023	Change
	Balance	Balance	$	%

Repurchase agreements	$41,137	$38,124	$3,013	7.9%
Borrowed funds	90,000	80,000	10,000	12.5%
Total borrowed funds	$131,137	$118,124	$13,013	11.0%

Borrowings and repurchase agreements totaled $131.1 million at March 31, 2024, compared to $118.1 million at December 31, 2023, an increase of $13.0 million or 11.0%. The increase in short-term borrowings was the result of cyclical inflows and outflows of interest-earning assets and interest-bearing liabilities. During the quarter, the Bancorp repaid an additional $15 million of its outstanding BTFP balance, resulting in a $65 million balance as of March 31, 2024. The Federal Reserve ceased making loans under the BTFP on March 11, 2024. As of March 31, 2024, 72% of our deposits are fully FDIC insured, and another 7% are further backed by the Indiana Public Deposit Insurance Fund, an overall decrease of 4% from the amount as of December 31, 2023, of 71% of deposits being fully FDIC insured, and 11% backed by the Indiana Public Deposit Insurance Fund. The Bancorp’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. As of March 31, 2024, the Bancorp had available liquidity of $516.4 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources.

Other assets totaled $43.5 million at March 31, 2024, compared to $45.3 million at December 31, 2023. The decrease in other assets is primarily related to decreased fair value of the Bancorp’s interest rate swap contract derivative. Other liabilities totaled $41.6 million at March 31, 2024, compared to $29.4 million at December 31, 2023. The increase in other liabilities is primarily related to the sale-leaseback transaction executed on February 22, 2024 with MountainSeed Real Estate Services, LLC (the “Buyer”). Under the Sale Agreement, the Bank also entered into lease agreements (the “Lease Agreements”) with the Buyer under which the Bank leases each of the Properties. Each of the Lease Agreements became effective upon the closing of the sale-leaseback transaction and have an initial term of 15 years.

Market Risk and Interest Rate Sensitivity

General

Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Bancorp incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of March 31, 2024, the Bancorp has identified interest rate risk as our primary source of market risk.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2024 (dollars in thousands):

Interest Rate Scenario	EVE*	Percent Change	Net interest income	Percent Change
+300 Bps	$266.0	-24.7%	$54.6	6.0%
+200 Bps	$310.4	-12.1%	$54.2	5.2%
+100 Bps	$338.9	-4.0%	$53.2	3.3%
No change	$353.1	0.0%	$51.5	0.0%
-100 Bps	$353.3	0.1%	$49.4	-4.1%
-200 Bps	$337.7	-4.4%	$47.7	-7.4%
-300 Bps	$311.0	-11.9%	$46.7	-9.3%

* Economic Value of Equity ("EVE") at Risk

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

Our primary sources of liquidity are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities, and sales of securities, subject to market conditions. While maturities and scheduled amortization of loans and securities are predictable sources of liquidity, deposit flows and loan and securities prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are unencumbered cash and due from banks and unpledged securities classified as available for sale, which could be liquidated, subject to market conditions. In the future, our liquidity position will be affected by the level of customer deposits and payments, as well as acquisitions, dividends, and share repurchases in which we may engage. For the next twelve months, we believe that our existing cash resources will be sufficient to meet the liquidity and capital requirements of our operations.

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

Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLB. At March 31, 2024, we had two outstanding advances totaling $25 million and the ability to borrow up to $289.3 million from the FHLB. We also have the ability to borrow from the Federal Reserve Bank of Chicago. At March 31, 2024, we had a $65 million in collateralized advances from the Federal Reserve Bank of Chicago through the BTFP. At March 31, 2024, cash and cash equivalents were $71.8 million and secured borrowing capacity at the Federal Reserve Bank totaled $211.1 million, providing total liquidity sources of $516.4 million.

The following tables shows the Bancorp’s sources of liquidity as of March 31, 2024 and December 31, 2024:

	Sources of Liquidity
	As of March 31, 2024		As of December 31, 2023
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$25,000	$264,292	$-	$592,575
Bank Term Funding and Fed Discount Window	65,000	211,109	80,000	206,440
Fed Funds Lines	-	25,000	-	25,000
Other Line of Credit	-	16,000	-	16,000
Total	$90,000	$516,401	$80,000	$840,015

During the quarter ended March 31, 2024, cash and cash equivalents decreased by $14.2 million compared to a $23.5 million increase for the quarter ended March 31, 2023. The primary sources of cash and cash equivalents were change in other borrowings, sales of loans originated for sale, proceeds from the maturity and paydown of securities, and change in repurchase agreements. The primary uses of cash and cash equivalents were loan originations. Cash used in operating activities totaled $25 thousand for the quarter ended March 31, 2024, compared to cash provided of $4.0 million for the three month period ended March 31, 2023. Cash provided from operating activities was primarily a result of net income and sale of loans originated for sale, offset by loans originated for sale and net change in accrued expenses and other liabilities. Cash provided by investing activities totaled $39.2 million for the current period, compared to cash used in investing activities of $3.0 million for the quarter ended March 31, 2023. Cash provided by investing activities for the current quarter was primarily related to net change in loans receivable, proceeds from security sales, and proceeds from sale leaseback transaction. Cash used in financing activities totaled $53.4 million during the current period compared to net cash provided by financing activities of $22.5 million for the quarter ended March 31, 2023. The net cash used in financing activities was primarily the result of net change in deposits and change in other borrowed funds, offset against borrowings of FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $515 thousand for the quarter ended March 31, 2024, and $1.3 million for the quarter ended March 31, 2023.

At March 31, 2024, outstanding commitments to fund loans totaled $262.5 million. Approximately 55.0% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party, totaled $16.4 million at March 31, 2024. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the quarter ended March 31, 2024, stockholders' equity increased by $4.2 million (2.9%). During the quarter ended March 31, 2024, stockholders’ equity was primarily increased by net income of $9.3 million offset by other comprehensive losses as the result of market value changes within the securities portfolio of $4.7 million and dividends declared of $516 thousand. On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first quarter of 2024 or 2023. During 2024, 10,098 restricted stock shares vested under the Incentive Plan outlined in Note 9 of the financial statements, of which 2,816 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.

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

During the quarter ended March 31, 2024, the Bancorp’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Bancorp currently holds pooled collateralized debt obligations with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $8.2 million of risk-based assets are generated by the collateralized debt obligations in the Bancorp’s and Bank’s total risk based capital calculation.

In addition, the following table shows that, at March 31, 2024, and December 31, 2023, the Bank’s capital exceeded all applicable regulatory capital requirements. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$176.54	10.89%	$72.96	4.50%	$105.39	6.50%
Tier 1 capital to risk-weighted assets	$176.54	10.89%	$97.28	6.00%	$129.71	8.00%
Total capital to risk-weighted assets	$193.30	11.92%	$129.71	8.00%	$162.13	10.00%
Tier 1 capital to adjusted average assets	$176.54	8.24%	$85.68	4.00%	$107.09	5.00%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$168.26	10.43%	$72.64	4.50%	$104.93	6.50%
Tier 1 capital to risk-weighted assets	$168.26	10.43%	$96.86	6.00%	$129.14	8.00%
Total capital to risk-weighted assets	$183.32	11.36%	$129.14	8.00%	$161.43	10.00%
Tier 1 capital to adjusted average assets	$168.26	7.78%	$86.56	4.00%	$108.20	5.00%

The Bancorp’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. See “– Regulatory Developments Regarding the Bancorp and the Bank – Memorandum of Understanding” above. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that the Bank was eligible to declare in 2024, without the need for qualifying for an exemption or prior DFI approval, was its 2024 net income. On March 22, 2024, the Board of Directors of the Bancorp declared a first quarter dividend of $0.12 per share. The Bancorp’s first quarter dividend was paid to shareholders on May 6, 2024 to shareholders of record on April 23, 2024.

Results of Operations - Comparison of the Quarter Ended March 31, 2024 to the Quarter Ended March 31, 2023

For the quarter ended March 31, 2024, the Bancorp reported net income of $9.3 million, compared to net income of $2.2 million for the quarter ended March 31, 2023, an increase of $7.0 million (314.2%). For the quarter ended March 31, 2024, the ROA was 1.77%, compared to 0.43 % for the quarter ended March 31, 2023. The ROE was 24.97% for the quarter ended March 31, 2024, compared to 6.42% for the quarter ended March 31, 2023.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	March 31, 2024	March 31, 2023
Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$68,935	$853	4.95	$15,200	$183	4.82
Federal funds sold	814	10	4.91	836	8	3.83
Certificates of deposit in other financial institutions	-	-	-	2,455	16	2.61
Securities available-for-sale	365,194	2,161	2.37	373,548	2,234	2.39
Loans receivable	1,504,011	18,879	5.02	1,510,061	17,626	4.67
Federal Home Loan Bank stock	6,547	82	5.01	6,547	69	4.22
Total interest earning assets	1,945,501	$21,985	4.52	1,908,647	$20,136	4.22
Cash and non-interest bearing deposits in other financial institutions	18,230	15,821
Allowance for credit losses	(18,743)	(13,157)
Other noninterest bearing assets	151,945	155,944
Total assets	$2,096,933	$2,067,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,487,771	$8,794	2.36	$1,429,776	$4,087	1.14
Repurchase agreements	38,151	370	3.88	18,270	121	2.65
Borrowed funds	90,053	1,040	4.62	106,406	1,260	4.74
Total interest bearing liabilities	1,615,975	$10,204	2.53	1,554,452	$5,468	1.41
Non-interest bearing deposits	294,398	348,037
Other noninterest bearing liabilities	37,897	25,198
Total liabilities	1,948,270	1,927,687
Total stockholders' equity	148,663	139,568
Total liabilities and stockholders' equity	$2,096,933	$2,067,255

Return on average assets	1.77%	0.43%
Return on average equity	24.97%	6.42%
Net interest margin (average earning assets)	2.42%	3.07%
Net interest margin (average earning assets) - tax equivalent	2.57%	3.23%
Net interest spread	1.99%	2.81%
Ratio of interest-earning assets to interest-bearing liabilities	1.20	x	1.23	x

Net interest income for the quarter ended March 31, 2024, was $11.8 million, a decrease of $2.9 million (19.7%), compared to $14.7 million for the quarter ended March 31, 2023. The weighted-average yield on interest-earning assets was 4.52% for the quarter ended March 31, 2024, compared to 4.22% for the quarter ended March 31, 2023. The weighted-average cost of funds for the quarter ended March 31, 2024, was 2.53% compared to 1.41% for the quarter ended March 31, 2023. The impact of the 4.52% return on interest-earning assets and the 2.53% cost of funds resulted in an interest rate spread of 1.99% for the current quarter, a decrease from the 2.81% spread for the quarter ended March 31, 2023. On a tax adjusted basis, the Bancorp’s net interest margin was 2.57% for the quarter ended March 31, 2024, compared to 3.23% for the quarter ended March 31, 2023. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Quarter Ended,
(unaudited)	March 31, 2024	March 31, 2023
Calculation of tax adjusted net interest margin
Net interest income	$11,780	$14,668
Tax adjusted interest on securities and loans	722	756
Adjusted net interest income	12,502	15,424
Total average earning assets	1,945,501	1,908,647
Tax adjusted net interest margin	2.57%	3.23%

The decreased net interest income and net interest margin for the quarter ended March 31, 2024, was primarily the result of higher cost of funds resulting from the higher rate environment year over year. We anticipate the compression seen in the first quarter of the year to continue, unless target rates decrease, and our interest-bearing liabilities are able to be repriced at those lower rates.

The following table shows the change in noninterest income for the quarter ending March 31, 2024, and March 31, 2023.

(Dollars in thousands, except per share data)	Quarter Ended March 31,		3/31/2024 vs. 3/31/2023
	2024	2023	$ Change	% Change
Noninterest income:
Fees and service charges	$1,153	$1,311	$(158)	-12.1%
Wealth management operations	633	614	19	3.1%
Gain on sale of loans held-for-sale, net	152	263	(111)	-42.2%
Loss on sale of securities, net	(531)	-	(531)	0.0%
Increase in cash value of bank owned life insurance	193	179	14	7.8%
Gain on sale of real estate	11,858	231	11,627	5033.3%
Other	17	10	7	70.0%

Total noninterest income	$13,475	$2,608	$10,867	416.7%

The increase in other noninterest income was due primarily to the gain on the sale-leaseback transaction executed on February 22, 2024 with MountainSeed, Real Estate Services, LLC (the “Buyer”).The decrease in gain on sale of loans, for the three-month period, is the result of lower consumer demand for fixed-rate mortgage products in the higher-rate environment. The loss on sale of securities in the 2024 quarter resulted from balance sheet management decisions as previously discussed.

The following table shows the change in noninterest expense for the quarter ending March 31, 2024, and March 31, 2023.

(Dollars in thousands, except per share data)	Quarter Ended March 31,		3/31/2024 vs. 3/31/2023
	2024	2023	$ Change	% Change
Noninterest expense:
Compensation and benefits	$7,109	$7,538	$(429)	-5.7%
Occupancy and equipment	1,915	1,690	225	13.3%
Data processing	1,170	973	197	20.2%
Marketing	158	255	(97)	-38.0%
Federal deposit insurance premiums	501	465	36	7.7%
Other	4,151	3,306	845	25.6%

Total noninterest expense	$15,004	$14,227	$777	5.5%

Increases in non-interest expenses during the quarter ended March 31, 2024 were primarily attributable to accounting and service fees associated with CECL loan model review and enhancements, together with higher non-recurring consulting and legal expenses supporting our recent sales-leaseback transaction in February and third-party expenses related to operational enhancements. The Bank remains focused on identifying additional operating expense opportunities and expense reductions through the remainder of this year. Management also continues to maintain discipline in staffing. Compensation and benefits expense declined by 5.7% for the quarter ended March 31, 2024, compared to March 31, 2023.

The provision for income taxes was $972 thousand for the quarter ended March 31, 2024, as compared to $321 thousand for the quarter ended March 31, 2023. The effective tax rate was 9.5% for the quarter ended March 31, 2024, as compared to 12.5% for the quarter ended March 31, 2023. The Bancorp’s lower current effective tax rate for the quarter ended March 31, 2024, is a result of higher tax preferred income relative to taxable income.

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

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Bancorp cautions readers that forward-looking statements, including without limitation those relating to the Bancorp’s future business prospects, merger and acquisition activities, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Bancorp’s 2023 Form 10-K.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2024, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended March 31, 2024 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2024 – January 31, 2024	-	N/A	-	48,828
February 1, 2024 – February 28, 2024	-	N/A	-	48,828
March 1, 2024 – March 31, 2024	2,816	$24.11	-	48,828

(1)

The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

(2)

The number of shares above includes shares of common stock reacquired from the Bancorp’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Bancorp’s 2015 Stock Option and Incentive Plan. For the quarter ended March 31, 2024, 2,816 shares were reacquired at an average per share price of $24.11 pursuant to these tax withholding transactions.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits
Exhibit
Number	Description

10.1

Agreement For Purchase And Sale Of Property, dated January 29, 2024, by and between Peoples Bank and MountainSeed Real Estate Services, LLC (incorporated herein by reference to Exhibit 10.1 to the Bancorp’s Form 8-K filed on January 31, 2024).

10.2	Lease Agreement – Crown Point Banking Center (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Form 8-K filed on January 31, 2024).
10.3	Lease Agreement - East Chicago Banking Center (incorporated herein by reference to Exhibit 10.3 to the Bancorps's Form 8-K filed January 31, 2024)
10.4	Lease Agreement – Merrillville (Broadway) Banking Center (incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Form 8-K filed on January 31, 2024).
10.5	Lease Agreement – Schererville Banking Center (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Form 8-K filed on January 31, 2024).
10.6	Lease Agreement – Orland Park (Ravinia) Banking Center (incorporated herein by reference to Exhibit 10.6 to the Bancorp’s Form 8-K filed on January 31, 2024).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended March 31, 2024, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: May 15, 2024	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: May 15, 2024	/s/ Benjamin L. Schmitt
Benjamin L. Schmitt
Senior Vice President, Chief Financial
Officer and Treasurer