Form 10-Q
period 2024-06-30
Finward Bancorp
filed 2024-08-14
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2024 or

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

There were 4,313,940 shares of the registrant’s Common Stock, without par value, outstanding at August 9, 2024.

Finward Bancorp

Index

		Page Number
PART I. Financial Information

Item 1.	Unaudited Financial Statements and Notes	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	50

PART II. Other Information		51

SIGNATURES		52

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

Finward Bancorp
Consolidated Balance Sheet

	(unaudited)
	June 30,	December 31,
(Dollars in thousands)	2024	2023

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$19,061	$17,942
Interest bearing deposits in other financial institutions	63,439	67,647
Federal funds sold	707	419

Total cash and cash equivalents	83,207	86,008

Securities available-for-sale	339,585	371,374
Loans held-for-sale	1,185	340
Loans receivable, net of deferred fees and costs	1,506,398	1,512,595
Less: Allowance for credit losses	(18,330)	(18,768)
Net loans receivable	1,488,068	1,493,827
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,695	8,045
Premises and equipment	48,696	38,436
Foreclosed real estate	-	71
Cash value of bank owned life insurance	33,107	32,702
Goodwill	22,395	22,395
Other intangible assets	2,555	3,272
Other assets	44,027	45,262

Total assets	$2,077,067	$2,108,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$286,784	$295,594
Interest bearing	1,469,970	1,517,827
Total	1,756,754	1,813,421
Repurchase agreements	42,973	38,124
Borrowed funds	85,000	80,000
Accrued expenses and other liabilities	43,709	29,389

Total liabilities	1,928,436	1,960,934

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: June 30, 2024 - 4,313,940 December 31, 2023 - 4,298,773	-	-
Additional paid-in capital	69,778	69,555
Accumulated other comprehensive loss	(58,939)	(51,613)
Retained earnings	137,792	129,403

Total stockholders' equity	148,631	147,345

Total liabilities and stockholders' equity	$2,077,067	$2,108,279

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Income
(unaudited)

(Dollars in thousands, except per share data)	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans receivable	$19,174	$18,694	$38,053	$36,320
Securities	2,143	2,303	4,386	4,606
Other interest earning assets	810	616	1,672	823

Total interest income	22,127	21,613	44,111	41,749

Interest expense:
Deposits	8,610	6,105	17,404	10,192
Repurchase agreements	399	330	769	451
Borrowed funds	1,064	1,139	2,104	2,399

Total interest expense	10,073	7,574	20,277	13,042

Net interest income	12,054	14,039	23,834	28,707
Provision for credit losses	76	514	76	1,002

Net interest income after provision for credit losses	11,978	13,525	23,758	27,705

Noninterest income:
Fees and service charges	1,257	1,832	2,410	3,143
Wealth management operations	763	626	1,396	1,240
Gain on sale of loans held-for-sale, net	320	274	472	537
Loss on sale of securities, net	-	(48)	(531)	(48)
Increase in cash value of bank owned life insurance	212	201	405	380
Gain (loss) on sale of real estate	15	(15)	11,873	(15)
Other	6	136	24	377

Total noninterest income	2,573	3,006	16,049	5,614

Noninterest expense:
Compensation and benefits	7,037	7,098	14,146	14,636
Occupancy and equipment	2,120	1,636	4,035	3,326
Data processing	1,135	1,407	2,305	2,380
Marketing	212	159	370	414
Federal deposit insurance premiums	397	572	898	1,037
Other	3,516	3,123	7,667	6,429

Total noninterest expense	14,417	13,995	29,421	28,222

Income before income tax expense	134	2,536	10,386	5,097
Income tax expense (benefit)	(9)	98	963	419

Net income	$143	$2,438	$9,423	$4,678

Earnings per common share:
Basic	$0.03	$0.57	$2.21	$1.10
Diluted	$0.03	$0.57	$2.21	$1.10

Dividends declared per common share	$0.12	$0.31	$0.24	$0.62

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Dollars in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$143	$2,438	$9,423	$4,678

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain (loss) arising during the period	(3,338)	(5,703)	(10,050)	5,354
Less: reclassification adjustment for losses included in net income	-	48	531	48
Net securities gain (loss) during the period	(3,338)	(5,655)	(9,519)	5,402
Tax effect	712	1,365	2,193	(1,287)
Other comprehensive income (loss), net of tax	(2,626)	(4,290)	(7,326)	4,115
Comprehensive income (loss) net of tax	$(2,483)	$(1,852)	$2,097	$8,793

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Changes in Stockholder's Equity
(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at March 31, 2023	$-	$69,182	$(55,895)	$126,449	$139,736

Net income	-	-	-	2,438	2,438
Other comprehensive loss, net of tax	-	-	(4,290)	-	(4,290)
Net surrender value of 1,496 restricted stock awards		(39)			(39)
Stock-based compensation expense	-	241	-	-	241
Cash dividends, $0.31 per share	-	-	-	(1,336)	(1,336)

Balance at June 30, 2023	$-	$69,384	$(60,185)	$127,551	$136,750

Balance at January 1, 2023	$-	$69,032	$(64,300)	$131,661	$136,393

Impact of adoption of ASU No. 2016-13	-	-	-	(6,118)	(6,118)
Net income	-	-	-	4,678	4,678
Other comprehensive income, net of tax	-	-	4,115	-	4,115
Net surrender value of 5,684 restricted stock awards	-	(196)	-	-	(196)
Stock-based compensation expense	-	548	-	-	548
Cash dividends, $0.62 per share	-	-	-	(2,670)	(2,670)

Balance at June 30, 2023	$-	$69,384	$(60,185)	$127,551	$136,750

Balance at March 31, 2024	$-	$69,727	$(56,313)	$138,167	$151,581

Net income	-	-	-	143	143
Other comprehensive loss, net of tax	-	-	(2,626)	-	(2,626)
Net surrender value of 3,364 restricted stock awards		(82)			(82)
Stock-based compensation expense	-	133	-	-	133
Cash dividends, $0.12 per share	-	-	-	(518)	(518)

Balance at June 30, 2024	$-	$69,778	$(58,939)	$137,792	$148,631

Balance at January 1, 2024	$-	$69,555	$(51,613)	$129,403	$147,345

Net income	-	-	-	9,423	9,423
Other comprehensive loss, net of tax	-	-	(7,326)	-	(7,326)
Net surrender value of 3,364 restricted stock awards	-	(82)	-	-	(82)
Stock-based compensation expense	-	305	-	-	305
Cash dividends, $0.24 per share	-	-	-	(1,034)	(1,034)

Balance at June 30, 2024	$-	$69,778	$(58,939)	$137,792	$148,631

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Cash Flows
(unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,423	$4,678
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(10,594)	(19,346)
Sale of loans originated for sale	10,217	19,541
Depreciation and amortization, net of accretion	3,436	3,316
Stock based compensation expense	305	548
Cash payments for lease liabilities	(570)	-
Loss on sale of securities, net	531	48
Gain on sale of loans held-for-sale, net	(470)	(488)
Gain on sale of real estate	(11,873)	-
Loss (gain) on sale of foreclosed real estate	(1)	-
Gain on cash value of bank owned life insurance	(405)	(380)
Gain on derivatives	(2)	(49)
Provision for credit losses	76	1,002
Change in:
Interest receivable	350	(293)
Interest payable	(1,543)	1,294
Other assets	2,855	2,216
Accrued expenses and other liabilities	990	5,060
Total adjustments	(6,698)	12,469
Net cash provided by operating activities	2,725	17,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	-	2,456
Proceeds from maturities and pay downs of securities available-for-sale	6,326	7,145
Proceeds from sales of securities available-for-sale	14,697	352
Purchase of securities available-for-sale	-	(123)
Net change in loans receivable	5,976	(20,294)
Purchase of premises and equipment	(2,344)	(458)
Proceeds from sale of premises and equipment	17,677	-
Proceeds from sale of foreclosed real estate	72	-
Net cash provided by (used in) investing activities	42,404	(10,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(56,667)	20,130
Proceeds from borrowed funds	90,000	150,000
Repayment of borrowed funds	(85,000)	(120,000)
Net surrender value of restricted stock awards	(82)	(196)
Change in repurchase agreements	4,849	30,899
Dividends paid	(1,030)	(2,667)
Net cash provided by (used in) financing activities	(47,930)	78,166
Net change in cash and cash equivalents	(2,801)	84,391
Cash and cash equivalents at beginning of period	86,008	31,282
Cash and cash equivalents at end of period	$83,207	$115,673

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,779	$11,748
Income taxes	160	250
Noncash activities:
Transfers from loans to foreclosed real estate	-	$64
Dividends declared not paid	515	1,336
Transfer of premises and equipment to other real estate	-	64
Initial recognition of ASU 2016-13	-	8,266
Right-of-use asset obtained in exchange for lease liability	16,140	-

See accompanying notes to consolidated financial statements.

Finward Bancorp

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Organization and Description of Business

The consolidated financial statements include the accounts of Finward Bancorp (the “Bancorp” or “FNWD”) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC; NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank and the Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of June 30, 2024, and December 31, 2023, and the consolidated statements of income, comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2024, and 2023, and consolidated statements of cash flows for the six months ended June 30, 2024, and 2023. The income reported for the six months ended June 30, 2024, is not necessarily indicative of the results to be expected for the full year.

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

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2024
U.S. government sponsored entities	$8,884	$-	$(996)	$7,888
U.S. treasury securities	-	-	-	-
Collateralized mortgage obligations and residential mortgage-backed securities	142,094	-	(27,313)	114,781
Municipal securities	263,866	-	(48,321)	215,545
Collateralized debt obligations	2,163	-	(792)	1,371
Total securities available-for-sale	$417,007	$-	$(77,422)	$339,585

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2023
U.S. government sponsored entities	$8,884	$-	$(1,001)	$7,883
U.S. treasury securities	-	-	-	-
Collateralized mortgage obligations and residential mortgage-backed securities	149,410	-	(25,946)	123,464
Municipal securities	278,813	60	(40,203)	238,670
Collateralized debt obligations	2,170	-	(813)	1,357
Total securities available-for-sale	$439,277	$60	$(67,963)	$371,374

The cost basis and estimated fair value of available-for-sale debt securities at June 30, 2024, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
June 30, 2024	Basis	Value
Due in one year or less	$250	$249
Due from one to five years	10,309	9,151
Due from five to ten years	21,812	19,283
Due over ten years	242,542	196,121
Collateralized mortgage obligations and residential mortgage-backed securities	142,094	114,781
Total	$417,007	$339,585

Sales of available-for-sale securities were as follows for the quarter ended:

	(Dollars in thousands)
	June 30,	June 30,
	2024	2023

Proceeds	$-	$352
Gross gains	-	-
Gross losses	-	(48)

Sales of available-for-sale securities were as follows for the six months ended:

	(Dollars in thousands)
	June 30,	June 30,
	2024	2023

Proceeds	$14,697	$352
Gross gains	-	-
Gross losses	(531)	(48)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized loss
Ending balance, March 31, 2023	$(55,895)
Current period change	(4,290)
Ending balance, June 30, 2023	$(60,185)

(Dollars in thousands)
Unrealized loss
Ending balance, March 31, 2024	$(56,313)
Current period change	(2,626)
Ending balance, June 30, 2024	$(58,939)

(Dollars in thousands)
Unrealized gain/(loss)
Ending balance, December 31, 2022	$(64,300)
Current period change	4,115
Ending balance, June 30, 2023	$(60,185)

(Dollars in thousands)
Unrealized loss
Ending balance, December 31, 2023	$(51,613)
Current period change	(7,326)
Ending balance, June 30, 2024	$(58,939)

Securities with market values of approximately $332.0 million and $324.1 million were pledged as of June 30, 2024 and December 31, 2023, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at June 30, 2024, and December 31, 2023 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
June 30, 2024
U.S. government sponsored entities	$-	$-	$7,888	$(996)	$7,888	$(996)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	114,781	(27,313)	114,781	(27,313)	100.0%
Municipal securities	-	-	215,545	(48,321)	215,545	(48,321)	100.0%
Collateralized debt obligations	-	-	1,371	(792)	1,371	(792)	100.0%
Total temporarily impaired	$-	$-	$339,585	$(77,422)	$339,585	$(77,422)	100.0%
Number of securities		-		418		418

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2023
U.S. government sponsored entities	$-	$-	$7,883	$(1,001)	$7,883	$(1,001)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	123,464	(25,946)	123,464	(25,946)	100.0%
Municipal securities	-	-	229,595	(40,203)	229,595	(40,203)	96.2%
Collateralized debt obligations	-	-	1,357	(813)	1,357	(813)	100.0%
Total temporarily impaired	$-	$-	$362,299	$(67,963)	$362,299	$(67,963)	97.6%
Number of securities		-		434		434

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

Collateralized debt obligations with a cost basis of $2.2 million and fair value of $1.4 million at June 30, 2024 and December 31, 2023, had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.

Accrued interest receivable on AFS debt securities totaled $2.3 million at June 30, 2024, and $2.4 million at December 31, 2023. These amounts are excluded from the estimate of credit losses. The Bancorp made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the consolidated balance sheet.

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

Fixed rate loans that originated generally conform to Freddie Mac guidelines for loans purchased under the 1-4 family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans may be sold and/or classified as held for sale to control exposure to interest rate risk.

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

While commercial real estate lending is generally considered to involve a higher degree of risk than single family residential lending due to the concentration of principal in a limited number of loans and the effects of general economic conditions on real estate developers and managers, the Bancorp has endeavored to reduce this risk in several ways. In originating commercial real estate loans, the Bancorp considers the feasibility of the project, the financial strength of the borrowers and lessees, the managerial ability of the borrowers, the location of the project and the economic environment. Management evaluates the debt coverage ratio and analyzes the reliability of cash flows, as well as the quality of earnings. All such loans are made in accordance with well-defined underwriting standards and are generally supported by personal guarantees, which represent a secondary source of repayment.

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

Commercial Business and Farmland Loans. Although the Bancorp’s priority in extending various types of commercial business loans changes from time to time, the basic considerations in determining the makeup of the commercial business loan portfolio are economic factors, regulatory requirements and money market conditions. The Bancorp seeks commercial loan relationships from the local business community and from its present customers. Prudent lending policies based upon sound credit analysis governs the extension of commercial credit. The following loans, although not inclusive, are considered preferable for the Bancorp’s commercial loan portfolio: loans collateralized by liquid assets; loans secured by general use machinery and equipment; secured short-term working capital loans to established businesses secured by business assets; short-term loans with established sources of repayment and secured by sufficient equity and real estate; and unsecured loans to customers whose character and capacity to repay are firmly established.

Consumer Loans. The Bancorp offers consumer loans to individuals for personal, household or family purposes. Consumer loans are either secured by adequate collateral, or unsecured. Unsecured loans are based on the strength of the applicant’s financial condition. All borrowers must meet current underwriting standards. The consumer loan program includes both fixed and variable rate products.

Manufactured Homes. The Bancorp purchases fixed rate closed loans from a third-party that are subject to Bancorp’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans are partially secured by a reserve account held at the Bancorp.

Government Loans. The Bancorp is permitted to purchase non-rated municipal securities, tax anticipation notes and warrants within the local market area.

Loans consist of the following as of June 30, 2024, and December 31, 2023:

(Dollars in thousands)
	June 30, 2024	December 31, 2023
Loans secured by real estate:
Residential real estate	$475,371	$484,948
Home equity	48,435	46,599
Commercial real estate	529,421	503,202
Construction and land development	88,699	115,227
Multifamily	219,841	219,917
Total loans secured by real estate	1,361,767	1,369,893
Commercial business	98,402	97,386
Consumer	611	610
Manufactured homes	28,721	30,845
Government	14,014	10,021
Loans receivable	1,503,515	1,508,755
Add (less):
Net deferred loan origination costs	3,053	3,705
Loan clearing/(unapplied) funds	(171)	135
Loans receivable, net of deferred fees and costs..	$1,506,398	$1,512,595

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due and Accruing	Total Past Due and Accruing	Current	Accruing Loans	Non-accrual Loans	Total Loans Receivable
June 30, 2024
Residential real estate	$5,796	$1,004	$93	$6,893	$465,983	$472,877	$2,494	$475,371
Home equity	80	4	-	84	47,901	47,984	451	48,435
Commercial real estate	4,006	189	201	4,396	522,514	526,910	2,511	529,421
Construction and land development	1,038	-	-	1,038	87,661	88,699	-	88,699
Multifamily	4,033	915	-	4,948	211,815	216,763	3,078	219,841
Commercial business	150	116	-	265	95,592	95,857	2,545	98,402
Consumer	-	-	-	-	611	611	-	611
Manufactured homes	247	215	-	462	28,259	28,721	-	28,721
Government	-	-	-	-	14,014	14,014	-	14,014
Total	$15,349	$2,443	$294	$18,086	$1,474,350	$1,492,436	$11,079	$1,503,515

December 31, 2023
Residential real estate	$5,857	$4,362	$1,131	$11,350	$471,905	$483,255	$1,693	$484,948
Home equity	226	18	-	244	45,887	46,131	468	46,599
Commercial real estate	3,168	262	712	4,142	498,227	502,369	833	503,202
Construction and land development	2,523	-	-	2,523	112,704	115,227	-	115,227
Multifamily	5,333	-	-	5,333	210,869	216,202	3,715	219,917
Commercial business	105	29	-	134	94,355	94,489	2,897	97,386
Consumer	12	-	-	12	596	608	2	610
Manufactured homes	634	379	-	1,013	29,832	30,845	-	30,845
Government	-	-	-	-	10,021	10,021	-	10,021
Total	$17,858	$5,050	$1,843	$24,751	$1,474,396	$1,499,147	$9,608	$1,508,755

The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of June 30, 2024, and December 31, 2023, and gross charge-offs for the six months ended June 30, 2024, and for the year ended December 31, 2023.

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$59,052	$148,865	$312,351	$320,044	$222,859	$348,625	$89,980	$1,741	$1,503,515
Total current period gross charge-off	$(44)	$-	$-	$-	$-	$(65)	$-	$-	$(109)

Residential real estate
Pass (1-6)	$6,131	$26,332	$94,478	$103,636	$108,437	$127,982	$2,003	$-	$469,000
Special Mention (7)	-	195	368	660	408	1,757	-	-	3,387
Substandard (8)	-	205	891	149	576	1,163	-	-	2,984
Total	$6,131	$26,732	$95,737	$104,445	$109,421	$130,903	$2,003	$-	$475,371
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Home equity
Pass (1-6)	$161	$74	$108	$116	$6	$2,824	$43,839	$287	$47,417
Special Mention (7)	-	10	-	-	4	15	530	-	559
Substandard (8)	-	-	148	-	-	67	89	156	460
Total	$161	$84	$257	$116	$10	$2,906	$44,458	$443	$48,435
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$17,181	$63,455	$126,214	$97,321	$55,651	$158,310	$2,765	$-	$520,896
Special Mention (7)	493	-	-	2,406	422	2,492	201	-	6,014
Substandard (8)	-	-	909	-	220	1,256	126	-	2,511
Total	$17,675	$63,455	$127,123	$99,726	$56,293	$162,057	$3,092	$-	$529,421
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$20,911	$37,868	$9,609	$9,098	$403	$8	$3,115	$1,298	$82,309
Special Mention (7)	-	-	-	1,725	2,497	-	-	-	4,222
Substandard (8)	-	365	-	1,803	-	-	-	-	2,168
Total	$20,911	$38,232	$9,609	$12,626	$2,900	$8	$3,115	$1,298	$88,699
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$-	$9,710	$61,191	$76,783	$39,251	$24,351	$565	$-	$211,852
Special Mention (7)	-	-	794	3,012	465	121	-	-	4,392
Substandard (8)	-	-	-	1,358	1,536	703	-	-	3,597
Total	$-	$9,710	$61,985	$81,153	$41,252	$25,175	$565	$-	$219,841
Current period gross charge-off	-	-	-	-	-	(65)	-	-	(65)

Commercial business
Pass (1-6)	$7,050	$10,366	$11,920	$8,154	$4,529	$15,111	$36,318	$-	$93,449
Special Mention (7)	-	43	1,038	49	-	850	429	-	2,408
Substandard (8)	-	37	1,080	223	191	1,014	-	-	2,545
Total	$7,050	$10,446	$14,038	$8,425	$4,720	$16,976	$36,747	$-	$98,402
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Consumer
Pass (1-6)	$238	$206	$58	$71	$2	$36	$-	$-	$611
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$238	$206	$58	$71	$2	$36	$-	$-	$611
Current period gross charge-off	(44)	-	-	-	-	-	-	-	(44)

Manufactured homes
Pass (1-6)	$-	$-	$1,909	$12,137	$8,261	$6,414	$-	$-	$28,721
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$1,909	$12,137	$8,261	$6,414	$-	$-	$28,721
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$6,885	$-	$1,635	$1,344	$-	$4,150	$-	$-	$14,014
Total	$6,885	$-	$1,635	$1,344	$-	$4,150	$-	$-	$14,014
Current period gross charge-off	-	-	-	-	-	-	-	-	-

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$148,105	$323,820	$321,183	$234,861	$108,683	$274,027	$94,893	$3,183	$1,508,755
Total current period gross charge-off	$-	$(40)	$-	$(25)	$(41)	$(909)	$(27)	$-	(1,042)

Residential real estate
Pass (1-6)	$20,740	$97,671	$106,778	$115,001	$23,873	$113,987	$1,716	$-	$479,766
Special Mention (7)	405	-	473	173	431	1,602	-	-	3,084
Substandard (8)	-	786	152	471	217	472	-	-	2,098
Total	$21,145	$98,457	$107,403	$115,645	$24,521	$116,061	$1,716	$-	$484,948
Current period gross charge-off	-	(40)	-	(25)	(39)	(893)	-	-	(997)

Home equity
Pass (1-6)	$110	$114	$101	$14	$61	$2,051	$42,801	$700	$45,952
Special Mention (7)	-	-	-	-	4	31	70	63	168
Substandard (8)	-	161	-	-	-	67	251	-	479
Total	$110	$275	$101	$14	$65	$2,149	$43,122	$763	$46,599
Current period gross charge-off	-	-	-	-	-	(16)	(27)	-	(43)

Commercial real estate
Pass (1-6)	$52,880	$127,607	$90,108	$55,236	$56,255	$108,489	$2,649	$-	$493,224
Special Mention (7)	-	69	2,429	1,274	1,123	2,397	142	-	7,434
Substandard (8)	-	-	-	230	-	2,314	-	-	2,544
Total	$52,880	$127,676	$92,537	$56,740	$57,378	$113,200	$2,791	$-	$503,202
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$48,518	$24,948	$13,411	$1,732	$4,284	$473	$12,539	$2,420	$108,325
Special Mention (7)	365	76	4,205	2,256	-	-	-	-	6,902
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$48,883	$25,024	$17,616	$3,988	$4,284	$473	$12,539	$2,420	$115,227
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$9,333	$53,493	$78,122	$41,773	$13,156	$19,609	$186	$-	$215,672
Substandard (8)	-	-	1,666	1,562	-	1,017	-	-	4,245
Total	$9,333	$53,493	$79,788	$43,335	$13,156	$20,626	$186	$-	$219,917
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial business
Pass (1-6)	$13,110	$13,774	$9,327	$5,705	$4,105	$12,905	$33,954	$-	$92,880
Special Mention (7)	373	197	58	-	129	436	417	-	1,610
Substandard (8)	43	1,094	256	214	-	1,121	168	-	2,896
Total	$13,526	$15,065	$9,641	$5,919	$4,234	$14,462	$34,539	$-	$97,386
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Consumer
Pass (1-6)	$338	$73	$108	$4	$14	$71	$-	$-	$608
Substandard (8)	-	-	-	2	-	-	-	-	2
Total	$338	$73	$108	$6	$14	$71	$-	$-	$610
Current period gross charge-off	-	-	-	-	(2)	-	-	-	(2)

Manufactured homes
Pass (1-6)	$-	$1,942	$12,556	$9,214	$5,031	$2,102	$-	$-	$30,845
Total	$-	$1,942	$12,556	$9,214	$5,031	$2,102	$-	$-	$30,845
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Total	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Current period gross charge-off	-	-	-	-	-	-	-	-	-

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

2 – Excellent Quality

The borrower generates excellent and consistent cash flow for debt coverage, excellent average credit scores, excellent liquidity and net worth and are reputable operators with over 15 years' experience. Current and debt to tangible net worth ratios are excellent. Loan to value is substantially below policy and collateral condition is excellent.

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

4 – Above Average Quality

The borrower generates more than sufficient cash flow to fund debt service, but cash flow trends may be stable or slightly declining. Average credit scores are strong. The borrower is a reputable operator with many years of experience. Liquidity, net worth, current and debt to tangible net worth ratios are strong. Loan to value is below policy and collateral condition is above average.

5 – Average Quality

Borrowers are considered creditworthy and can repay the debt in the normal course of business, however, cash flow trends may be inconsistent or fluctuating. Average credit scores are satisfactory, and years of experience is acceptable. Liquidity and net worth are satisfactory. Current and debt to tangible net worth ratios are average. Loan to value is slightly below policy and the collateral condition is slightly above average.

6 – Pass

Borrowers are considered creditworthy, but financial condition may show signs of weakness due to internal or external factors. Cash flow trends may be declining annually. Average credit scores may be low but remain acceptable. The borrower has limited years of experience. Liquidity, net worth, current and debt to tangible net worth ratios are below average. Loan to value is nearing policy limits and collateral condition is average.

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

Loans in this category may exhibit some of the following risk factors. Cash flow trends may be consistently declining or may be questionable. Debt coverage ratios may be at or near 1:1. Average credit scores may be very weak, or the borrower may have minimal years of experience. Liquidity, net worth, current and debt to tangible net worth ratios may be very weak. Loan to value may be at policy limits or may exceed policy limits. Collateral condition may be below average.

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

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans that were both experiencing financial difficulty and modified during the three months and six months ended June 30, 2024, and year ended December 31, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the three months ended June 30, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$132	$241	$-	$-	0.08%
Total	$132	$241	$-	$-	0.02%

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$241	$-	$132	$-
Total	$241	$-	$132	$-

	For the six months ended June 30, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$132	$1,491	$-	$-	0.34%
Total	$132	$1,491	$-	$-	0.11%

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$1,296	$195	$132	$-
Total	$1,296	$195	$132	$-

	For the year ended December 31, 2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$-	$868	$-	$-	0.18%
Total	$-	$868	$-	$-	0.06%

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$868	$-	$-	$-
Total	$868	$-	$-	$-

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

Acquired Loan Purchase Discounts

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $4.8 million at June 30, 2024, compared to $5.2 million at December 31, 2023.

Accretable yield, or income recorded for the six months ended June 30, is as follows:

(dollars in thousands)	Total
2023	$245
2024	431

Accretable yield, or income expected to be recorded in the future is as follows:

(dollars in thousands)	Total
Remainder of 2024	$337
2025	652
2026	482
2027	311
2028	295
2029 and thereafter	2,696
Total	$4,773

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

The Bancorp categorizes the loan portfolio into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD). In creating the “current expected credit loss (CECL)” model as required under ASC 326, the Bancorp has established a two-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Bancorp elected to use peer data for a more reasonable calculation. The following table shows the changes in the allowance for credit losses, segregated by portfolio segment, for the three and six months ended June 30, 2024, and 2023.

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended June 30, 2024:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$4,017	$-	$10	$270	$4,297
Home equity	737	-	-	(10)	727
Commercial real estate	7,256	-	2	(355)	6,903
Construction and land development	3,456	-	-	(389)	3,067
Multifamily	957	(65)	31	(44)	879
Commercial business	2,135	-	7	63	2,205
Consumer	6	(26)	5	20	5
Manufactured homes	173	-	-	(16)	157
Government	68	-	-	22	90
Total	$18,805	$(91)	$55	$(439)	$18,330

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended June 30, 2023:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$5,068	$-	$11	$(225)	$4,854
Home equity	643	-	-	37	680
Commercial real estate	7,119	(360)	1	271	7,031
Construction and land development	3,229	-	-	370	3,599
Multifamily	1,059	-	86	(125)	1,020
Commercial business	2,095	(368)	101	222	2,050
Consumer	64	(21)	3	11	57
Manufactured homes	216	-	-	(50)	166
Government	75	-	-	(25)	50
Total	$19,568	$(749)	$202	$486	$19,507

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the six months ended June 30, 2024:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$3,984	$-	$20	$293	$4,297
Home equity	698	-	-	29	727
Commercial real estate	7,045	-	2	(144)	6,903
Construction and land development	4,206	-	-	(1,139)	3,067
Multifamily	933	(65)	31	(20)	879
Commercial business	1,649	-	9	548	2,205
Consumer	7	(44)	6	36	5
Manufactured homes	181	-	-	(24)	157
Government	65	-	-	25	90
Total	$18,768	$(109)	$68	$(397)	$18,330

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the six months ended June 30, 2023:

(Dollars in thousands)	Beginning Balance	Adoption of ASC 326	PCD Gross-up	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$3,021	$1,688	$535	$-	$63	$(453)	$4,854
Home equity	410	99	29	-	-	142	680
Commercial real estate	5,784	1,003	443	(372)	1	172	7,031
Construction and land development	1,253	1,735	-	-	-	611	3,599
Multifamily	1,007	141	-	-	86	(214)	1,020
Commercial business	1,365	320	5	(443)	148	655	2,050
Consumer	57	5	17	(40)	6	12	57
Manufactured homes	-	112	-	-	-	54	166
Government	-	55	-	-	-	(5)	50
Total	$12,897	$5,158	$1,029	$(855)	$304	$974	$19,507

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

(Dollars in thousands)	June 30, 2024

	Real Estate	Equipment/Inventory	Accounts Receivable	Other	Total	ACL Allocation
Commercial Business	-	1,375	1,428	159	2,961	1,218
Commercial Real Estate	2,511	-	-	-	2,511	79
Construction Land Development	2,168	-	-	-	2,168	-
Multifamily	3,597	-	-	-	3,597	-
	$8,276	$1,375	$1,428	$159	$11,237	$1,297

(Dollars in thousands)	December 31, 2023

	Real Estate	Equipment/Inventory	Accounts Receivable	Other	Total	ACL Allocation
Residential Real Estate	$30	$-	$-	$-	$-	$30
Commercial Business	-	1,583	1,557	192	3,332	738
Commercial Real Estate	2,541	-	-	-	2,541	53
Multifamily	4,244	-	-	-	4,244	85
	$6,815	$1,583	$1,557	$192	$10,117	$906

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third-party originator of the loan. The unamortized balance of the deferred cost reserve totaled $3.2 million and $3.5 million as of June 30, 2024, and December 31, 2023, respectively, and is included in net deferred loan origination cost.

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans:

As of June 30, 2024	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$770	$1,724	2,494	$93
Home equity	148	303	451	-
Commercial real estate	1,906	605	2,511	201
Construction and land development	-	-	-	-
Multifamily	3,078	-	3,078	-
Commercial business	1,397	1,148	2,545	-
Consumer	-	-	-	-
Manufactured homes	-	-	-	-
Government	-	-	-	-
Total	$7,298	$3,781	$11,079	$294

As of December 31, 2023	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$442	$1,251	$1,693	$1,131
Home equity	161	307	468	-
Commercial real estate	603	230	833	712
Construction and land development	-	-	-	-
Multifamily	2,357	1,358	3,715	-
Commercial business	1,724	1,173	2,897	-
Consumer	-	2	-	-
Manufactured homes	-	-	-	-
Government	-	-	-	-
Total	$5,287	$4,321	$9,608	$1,843

Accrued interest receivable on loans totaled $5.4 million on June 30, 2024, and $5.7 million on December 31, 2023, and is excluded from the estimate of credit losses. The Bancorp made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

	Three months ended,	Three months ended,
(Dollars in thousands)	June 30, 2024	June 30, 2023
Balance, beginning of period	$3,399	$3,108
Adoption of ASC 326	-	-
Provision	515	28
Balance, end of period	$3,914	$3,136

	Six months ended,	Six months ended,
(Dollars in thousands)	June 30, 2024	June 30, 2023
Balance, beginning of period	$3,441	$3,108
Adoption of ASC 326	-	-
Provision	473	28
Balance, end of period	$3,914	$3,136

Note 6 – Intangibles and Acquisition-Related Accounting

(Dollars in thousands)	2024	2023
Goodwill balance January 1,	$22,395	$22,395
Goodwill balance June 30,	$22,395	$22,395

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

In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Bancorp had core deposit intangible balances of $2.6 million and $3.3 million as of June 30, 2024, and December 31, 2023, respectively. The table below summarizes the intangibles amortization:

The amortization recorded for the quarter ended June 30, is as follows:

(dollars in thousands)	Total
2023	$388
2024	$356

The amortization recorded for the six months ended June 30, is as follows:

(dollars in thousands)	Total
2023	$779
2024	$717

Amortization to be recorded in future periods, is as follows:

(dollars in thousands)	Total
Remainder of 2024	$695
2025	688
2026	360
2027	294
2028	228
Thereafter	290
Total	$2,555

Note 7 – Deposits

The Bancorp’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	June 30,	December 31,
	2024	2023

Checking	$603,730	$653,529
Savings	288,920	302,782
Money market	322,939	324,993
Certificates of deposit	541,165	532,117
Total deposits	$1,756,754	$1,813,421

The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $137.3 million at June 30, 2024 and $133.6 million at December 31, 2023.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the quarter and six months ended 2024 and 2023, are as follows:

	Quarter ended		Six months ended
(dollars in thousands except per share data)	June 30,		June 30,
	2024	2023	2024	2023
Basic earnings per common share:
Net income as reported	$143	$2,438	$9,423	$4,678
Weighted average common shares outstanding	4,259,695	4,250,304	4,258,181	4,248,522
Basic earnings per common share	$0.03	$0.57	$2.21	$1.10

Diluted earnings per common share:
Net income as reported	$143	$2,438	$9,423	$4,678
Weighted average common shares outstanding	4,259,695	4,250,304	4,258,181	4,248,522
Add: Dilutive effect of unvested restricted stock awards	11,357	8,307	8,234	10,448
Weighted average common and dilutive potential common shares outstanding	4,271,052	4,258,611	4,266,415	4,258,970
Diluted earnings per common share	$0.03	$0.57	$2.21	$1.10

Note 10 - Stock Based Compensation

The Bancorp’s 2015 Stock Option and Incentive Plan (the “Plan”), which was adopted by the Bancorp’s Board of Directors on February 27, 2015, and approved by the Bancorp’s shareholders on April 24, 2015, permits the grant of equity awards for up to 250,000 shares of common stock. The plan was amended and restated effective February 25, 2022. Awards granted under the Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, restricted stock, performance shares, performance units, stock appreciation rights or any combination thereof, as provided in the plan

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the quarter ended June 30, 2024, stock based compensation expense of $133 thousand was recorded, compared to $241 thousand for the quarter ended June 30, 2023. For the six months ended June 30, 2024, stock based compensation expense of $305 thousand was recorded, compared to $546 thousand for the six months ended June 30, 2023. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $795 thousand with a weighted average life of 2.0 years.

Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest three years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the six months ended June 30, 2024, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	41,649	$43.87
Granted	18,460	24.31
Vested	(14,974)	39.91
Forfeited	(921)	34.29
Non-vested at June 30, 2024	44,214	$37.24

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

The following table shows the amounts of non-hedging derivative financial instruments:

June 30, 2024
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$5,696	Other liabilities	$5,696
Interest rate lock commitments	Other assets	37	N/A	-
Total		$5,733		$5,696

December 31, 2023
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$5,591	Other liabilities	$5,591
Interest rate lock commitments	Other assets	35	N/A	-
Total		$5,626		$5,591

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Six Months Ended
(Dollars in thousands)	Statement of Income Classification	2024	2023
Interest rate swap contracts	Fees and service charges	$(30)	$365
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	2	48
Total		$(28)	$413

		Quarter Ended
(Dollars in thousands)	Statement of Income Classification	2024	2023
Interest rate swap contracts	Fees and service charges	-	$395
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(6)	(9)
Total		$(6)	$386

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2024
Interest rate swap contracts	$5,696	$-	$5,696	$-	$5,310	$386
Interest rate lock commitments	37	-	37	-	-	37
Total	$5,733	$-	$5,733	$-	$5,310	$423

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Received	Net Amount
December 31, 2023
Interest rate swap contracts	$5,626	$-	$5,626	$-	$4,050	$1,576
Interest rate lock commitments	-	-	-	-	-	-
Total	$5,626	$-	$5,626	$-	$4,050	$1,576

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
June 30, 2024
Interest rate swap contracts	$5,696	$-	$5,696	$-	$-	$5,696
Total	$5,696	$-	$5,696	$-	$-	$5,696

				Gross Amounts not Offset in the
				Statement of Financial Condition
	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented		Cash Collateral
(Dollars in thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Pledged	Net Amount
December 31, 2023
Interest rate swap contracts	$5,591	$-	$5,591	$-	$-	$5,591
Total	$5,591	$-	$5,591	$-	$-	$5,591

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2024. Assets measured at fair value on a recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,696	$-	$5,696	$-
Interest rate lock commitments	37	-	37	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,888	-	7,888	-
Collateralized mortgage obligations and residential mortgage-backed securities	114,781	-	114,781	-
Municipal securities	215,545	-	215,545	-
Collateralized debt obligations	1,371	-	-	1,371
Total securities available-for-sale	$339,585	$-	$338,214	$1,371

Liabilities:
Interest rate swap contracts	$5,696	$-	$5,696	$-

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,591	$-	$5,591	$-
Interest rate lock commitments	35	-	35	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,883	-	7,883	-
Collateralized mortgage obligations and residential mortgage-backed securities	123,464	-	123,464	-
Municipal securities	238,670	-	238,670	-
Collateralized debt obligations	1,357	-	-	1,357
Total securities available-for-sale	$371,374	$-	$370,017	$1,357

Liabilities:
Interest rate swap contracts	$5,591	$-	$5,591	$-

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2023	$1,048
Principal payments	-
Total unrealized gains, included in other comprehensive income	27
Ending balance, June 30, 2023	$1,075

Beginning balance, January 1, 2024	$1,357
Principal payments	(7)
Total unrealized gains, included in other comprehensive loss	21
Ending balance, June 30, 2024	$1,371

Assets measured at fair value on a non-recurring basis are summarized below:

		(Dollars in thousands)
		Fair Value Measurements at June 30, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$872	$-	$-	$872

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$8,673	$-	$-	$8,673

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

	June 30, 2024		Estimated Fair Value Measurements at June 30, 2024 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$83,207	$83,207	$83,207	$-	$-
Loans held-for-sale	1,185	1,198	-	1,198	-
Loans receivable, net	1,488,068	1,435,954	-	-	1,435,954
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,695	7,695	-	7,695	-

Financial liabilities:
Non-interest bearing deposits	286,784	286,784	286,784	-	-
Interest bearing deposits	1,469,970	1,468,431	928,805	539,626	-
Repurchase agreements	42,973	42,816	35,537	7,279	-
Borrowed funds	85,000	84,849	-	84,849	-
Accrued interest payable	1,565	1,565	-	1,565	-

	December 31, 2023		Estimated Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$86,008	$86,008	$86,008	$-	$-
Loans held-for-sale	340	349	-	349	-
Loans receivable, net	1,493,827	1,412,069	-	-	1,412,069
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	8,045	8,045	-	8,045	-

Financial liabilities:
Non-interest bearing deposits	295,594	295,594	295,594	-	-
Interest bearing deposits	1,517,827	1,513,640	985,710	527,930	-
Repurchase agreements	38,124	37,938	31,033	6,905	-
Borrowed funds	80,000	79,791	-	79,791	-
Accrued interest payable	3,065	3,065	-	3,065	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended June 30, 2024 and December 31, 2023:

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

Note 13 - Borrowings

At June 30, 2024, and December 31, 2023, borrowed funds are summarized below:

	(Dollars in thousands)
	June 30,	December 31,
	2024	2023
Fixed rate advances from the Federal Reserve with outstanding rates of 5.40% as of June 30, 2024	$60,000	$80,000
Fixed rate advances from the FHLB with outstanding rates of 3.84% as of June 30, 2024	$15,000	$-
Fixed rate advances from the FHLB with outstanding rates of 3.74% as of June 30, 2024	$10,000	$-
Total	$85,000	$80,000

At June 30, 2024, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2025	$60,000
2026	-
2027	-
2028	-
2029	25,000
Total	$85,000

As of June 30, 2024, the Bancorp had an outstanding balance under the Federal Reserve’s Bank Term Funding Program (“BTFP”) of $60 million, and is pledging as collateral, securities with a par value of $218.2 million. The Bancorp’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. The Bancorp has available liquidity of $574.3 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources. In addition to the BTFP, the Bancorp maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp did not have a balance on the line of credit at June 30, 2024 or December 31, 2023. The Bancorp did not have other borrowings at June 30, 2024, or as of December 31, 2023.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

(Dollars in thousands)	Six Months Ended June 30,
	2024	2023

(Gain) losses on sale-leaseback transaction, net	$(11,772)	$-

Operating cash flows
Cash paid for amounts included in the measurement of lease liabilities for leases	570	35

ROU assets obtained in the exchange for lease liabilities - Operating leases	16,140	-

Weighted-average remaining lease terms (in years) - Operating leases	14.66	4.57

Weighted-average discount rate - Operating leases	7.68%	3.00%

Variable lease Payments	$140	$-

Total lease Costs (1)	807	51

(1) Included in Occupancy and equipment costs on the consolidated statements of operations

The following table represents the maturity of the Company's operating lease liabilities as of June 30, 2024:

(Dollars in thousands)

Maturity Analysis
Remainder 2024	$753
2025	1,530
2026	1,560
2027	1,591
2028	1,623
2029	1,655
Thereafter	16,798
Total	25,510
Less: Present value discount	(10,294)
Lease liability	$15,217

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, is a wholly-owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank. The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2024 and December 31, 2023, and the results of operations for the three and six months ending June 30, 2024, and June 30, 2023. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

At June 30, 2024, the Bancorp had total assets of $2.1 billion, loans receivable, net of deferred fees and costs, of $1.5 billion and total deposits of $1.8 billion. Stockholders' equity totaled $148.6 million or 7.2% of total assets, with a book value per share of $34.45. Net income for the quarter ended June 30, 2024, was $143 thousand, or $0.03 earnings per common diluted share. For the quarter ended June 30, 2024, the return on average assets (ROA) was 0.03%, while the return on average stockholders’ equity (ROE) was 0.39%.Net income for the six months ended June 30, 2024, was $9.4 million, or $2.21 earnings per diluted common share. For the six months ended June 30, 2024, the ROA was 0.91%, while the ROE was 12.81%.

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

Numerous actions have been taken to date or commenced by the Bank to strengthen its BSA and anti-money laundering compliance practices, policies, procedures, and controls. In this regard, the Bank began developing corrective actions prior to the entry of the Order and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order. These actions include, without limitation, the formation of a Risk Management and Compliance Committee of the board of directors, consisting solely of independent directors, to assist the board in overseeing compliance efforts; enhancing the Bank’s risk management and compliance programs through restructuring reporting lines; improving technology and increasing BSA compliance staff, including hiring senior personnel; making additional investments into processes and system upgrades to strengthen anti-money laundering controls; enhancing education and training of the Bank’s employees responsible for BSA and anti-money laundering compliance; and conducting a look-back review of accounts and transaction activity covering the time periods from February 1, 2022 to March 31, 2023 to identify and properly report suspicious activity and appointing a new Senior Vice President, General Counsel, Corporate Secretary, and Chief Risk Officer of the Bancorp and the Bank with oversight responsibility over the Bank’s enhanced risk management infrastructure, including BSA compliance.

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

Memorandum of Understanding

On August 9, 2024, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and DFI, which supersedes and replaces the MOU the Bank previously entered into with the FDIC and DFI on November 7, 2023. The MOU is an informal administrative agreement pursuant to which the Bank has agreed to take various actions and comply with certain requirements to enhance certain areas of the Bank’s operations. The MOU documents an understanding among the Bank, the FDIC, and DFI that, among other things, the Bank will: refrain from paying cash dividends without prior regulatory approval and develop and implement certain plans regarding the Bank’s operations, capital, and strategy. The Bank will submit written quarterly progress reports to the FDIC and DFI detailing compliance with the MOU. The MOU will remain in effect until modified or terminated by the FDIC and DFI.

Management does not expect the actions called for by these regulatory actions to have a substantial impact on the Bancorp’s or the Bank’s ongoing day-to-day operations, although they may have the effect of limiting or delaying the Bancorp’s or the Bank’s ability or plans to expand and engage in business combinations.

Financial Condition

General

During the six months ended June 30, 2024, total assets decreased by $31.2 million (1.5%), with interest-earning assets decreasing by $41.9 million (2.1%). At June 30, 2024, interest-earning assets totaled $1.92 billion compared to $1.96 billion at December 31, 2023. Earning assets represented 92.3% of total assets at June 30, 2024 and 92.9% of total assets at December 31, 2023.

Loan Portfolio

Net loans receivable totaled $1.51 billion at both June 30, 2024 and December 31, 2023. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	June 30,		December 31,
(Dollars in thousands)	2024		2023
	Balance	% Loans	Balance	% Loans

Residential real estate	$475,371	31.6%	$484,948	32.1%
Home equity	48,435	3.2%	46,599	3.1%
Commercial real estate	529,421	35.2%	503,202	33.4%
Construction and land development	88,699	5.9%	115,227	7.6%
Multifamily	219,841	14.6%	219,917	14.6%
Consumer	611	0.0%	610	0.0%
Manufactured Homes	28,721	1.9%	30,845	2.0%
Commercial business	98,402	6.5%	97,386	6.5%
Government	14,014	0.9%	10,021	0.7%
Loans receivable	1,503,515	99.8%	1,508,755	100.0%
Plus:
Net deferred loans origination costs	3,053		3,705
Loan clearing/(unapplied) funds	(171)		135
Loans receivable, net of deferred fees and costs	$1,506,398		$1,512,595

Adjustable rate loans / loans receivable	$670,843	44.6%	$681,444	45.2%

	June 30,	December 31,
	2024	2023

Loans receivable to total assets	72.5%	71.7%
Loans receivable to earning assets	78.5%	77.2%
Loans receivable to total deposits	85.7%	83.4%

Our total commercial real estate portfolio (which is comprised of loans secured by office space, medical office space, and mixed-use retail/office space) totaled $529.4 million as of June 30, 2024, compared to $503.2 million as of December 31, 2023. Given prevailing market conditions such as higher interest rates, reduced occupancy as a result of the increase in hybrid work arrangements, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality.

Commercial real estate loans remained our largest loan segment and accounted for 35.2% of the total loan portfolio at June 30, 2024 and 33.4% at December 31, 2023. A further breakdown of the composition of the commercial real estate loan portfolio as of June 30, 2024 and December 31, 2023 is shown in the table below:

Commercial Real Estate (CRE)*
(Dollars in millions)	June 30, 2024			December 31, 2023
	# Loans	$ Amount	% of Total Net Loans	# Loans	$ Amount	% of Total Net Loans
CRE Owner Occupied (CRE OO)
Food Services & Drinking Places	70	$32.3	2.2%	67	$31.2	2.1%
Ambulatory Health Care Services	35	29.8	2.0%	34	28.4	1.9%
Gasoline Stations & Fuel Dealers	25	26.4	1.8%	23	25.7	1.7%
Repair and Maintenance	33	14.8	1.0%	32	11.1	0.7%
Merchant Wholesalers, Durable Goods	15	12.8	0.9%	16	13.4	0.9%
Professional, Scientific, and Technical Services	29	11.1	0.7%	30	11.1	0.7%
Other	259	108.7	7.2%	249	99.1	6.6%
Total CRE Owner Occupied (CRE OO)	466	$235.9	15.7%	451	$220.0	14.6%

CRE Non Owner Occupied (CRE NOO)
Strip Centers - Lessors	162	$126.6	8.4%	157	$124.1	8.2%
Hotels	18	49.9	3.3%	16	42.5	2.8%
Office Properties - Lessors	57	42.6	2.8%	54	41.2	2.7%
Industrial Properties - Lessors	61	41.0	2.7%	59	38.9	2.6%
Special Use - Lessors	10	11.7	0.8%	12	10.9	0.7%
Big Box Retail - Lessors	2	8.4	0.6%	2	8.5	0.6%
MiniWarehouses - Lessors	17	8.2	0.5%	16	7.9	0.5%
Other	10	5.1	0.3%	14	9.2	0.6%
Total CRE Non Owner Occupied (CRE NOO)	337	293.5	19.5%	330	283.2	18.8%

Total Commercial Real Estate (OO & NOO)	803	$529.4	35.2%	781	$503.2	33.4%

Total Net Loans		$1,503.5			$1,508.8

* North American Industry Classification System (NAICS) classification coding for CRE loans began in 2023.

The Bank’s Appraisal Policy and Procedures is Board approved annually and reflects current regulatory guidelines and recommendations. As one of the primary factors in commercial loan underwriting is the quality of the asset being pledged as collateral, it is imperative that the appraisal process receive appropriate attention. Appraisals must be prepared in accordance with high professional standards, by appraisers who have the necessary training, experience and knowledge for them to provide an accurate estimate of value. With few exceptions, appraisals are assigned to fee appraisers named in the Board approved appraiser list, which includes the tracking of all required certifications, licenses and insurance. The Bank has engaged with one of the nation’s longest-standing third-party appraisal management companies for ordering, management, fulfillment and review of real estate appraisals and other valuation-related services for the properties securing the Bank’s commercial real estate loans.

Criteria that may require the Bank to obtain a new appraisal or update the existing value for an existing credit include but are not limited to a change in the discount or capitalization rates for a particular location or property type; occupancy or absorption levels; market trends; and/or expense structure. Regarding the necessity of updated valuations for construction financing, factors considered are material changes in construction delays; cost overruns; or reductions in sales prices / rents. This may be done as a part of a renewal, loan workout or as a part of the usual and customary real estate review process that monitors the risks associated with the Bank’s loan portfolios.

The following table sets forth certain information at June 30, 2024, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$4,398	$25,825	$90,780	$354,368	$475,371
Home equity	11,323	204	4,508	32,400	48,435
Commercial real estate	22,325	140,264	366,183	649	529,421
Construction and land development	31,434	28,975	20,340	7,950	88,699
Multifamily	18,050	84,801	116,367	623	219,841
Consumer	52	540	19	-	611
Manufactured Homes	-	105	8,683	19,933	28,721
Commercial business	33,281	46,987	17,659	475	98,402
Government	1,945	10,725	1,344	-	14,014
Total loans receivable	$122,808	$338,426	$625,883	$416,398	$1,503,515

The Bancorp is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities of 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain mortgage loans with a fixed rate. During the six months ended June 30, 2024, the Bancorp originated $10.6 million in new fixed rate mortgage loans for sale, compared to $19.3 million during the six months ended June 30, 2023. Net gains realized from the mortgage loan sales totaled $472 thousand for the six months ended June 30, 2024, compared to $537 thousand for the six months ended June 30, 2023. The decrease in originations and net gains realized from mortgage loan sales for the six months ended June 30, 2024, compared to the prior year period is primarily due to lower demand for fixed rate mortgage loans as a result of increases in mortgage rates and continued low levels of housing inventory, which also slowed mortgage applications. At June 30, 2024, the Bancorp had $1.2 million in loans that were classified as held for sale, compared to $340 thousand at December 31, 2023.

Asset Quality

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. At June 30, 2024, non-performing loans that remained accruing and more than 90 days past due include one multifamily loan totaling $294 thousand. The Bancorp will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.

(Dollars in thousands)
Loan Segment	June 30, 2024	December 31, 2023
Residential real estate	$2,587	$2,824
Home equity	451	468
Commercial real estate	2,711	1,545
Construction and land development	-	-
Multifamily	3,078	3,715
Commercial business	2,545	2,897
Consumer	-	2
Manufactured homes	-	-
Government	-	-
Total	$11,373	$11,451
Nonperforming loans to total loans	0.75%	0.76%
Nonperforming loans to total assets	0.54%	0.54%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2024 or December 31, 2023.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	June 30, 2024	December 31, 2023
Residential real estate	$2,984	$2,098
Home equity	460	479
Commercial real estate	2,511	2,544
Construction and land development	2,168	-
Multifamily	3,597	4,245
Commercial business	2,545	2,896
Consumer	-	2
Manufactured homes	-	-
Government	-	-
Total	$14,266	$12,264

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	June 30, 2024	December 31, 2023
Residential real estate	$3,387	$3,084
Home equity	559	168
Commercial real estate	6,014	7,434
Construction and land development	4,222	6,902
Multifamily	4,392	-
Commercial business	2,408	1,610
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$20,982	$19,198

At June 30, 2024, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or non-accrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Bancorp's (release of) provision for credit losses for the period ended are summarized below:

(Dollars in thousands)
	Three months ended,	Six months ended
Loan Segment	June 30, 2024	June 30, 2024
Residential real estate	$270	$293
Home equity	(10)	29
Commercial real estate	(355)	(144)
Construction and land development	(389)	(1,139)
Multifamily	(44)	(20)
Commercial business	63	548
Consumer	20	36
Manufactured homes	(16)	(24)
Government	22	25
Total	$(439)	$(397)

The Bancorp's provision for credit losses for the period ended are summarized below:

(Dollars in thousands)
	Three months ended,	Six months ended,
Loan Segment	June 30,2023	June 30,2023
Residential real estate	$(225)	$(453)
Home equity	37	142
Commercial real estate	271	172
Construction and land development	370	611
Multifamily	(125)	(214)
Commercial business	222	655
Consumer	11	12
Manufactured homes	(50)	54
Government	(25)	(5)
Total	$486	$974

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	For the three months ended June 30, 2024
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$10	$10
Home equity	-	-	-
Commercial real estate	-	2	2
Construction and land development	-	-	-
Multifamily	(65)	31	(35)
Farmland	-	-	-
Commercial business	-	7	7
Consumer	(26)	5	(21)
Manufactured homes	-	-
Government	-	-	-
Total	$(91)	$55	$(36)

(Dollars in thousands)	(unaudited)
	As of the three months ended June 30, 2023
Loan Segment	Charge-off	Recoveries	Net Charge-offs
Residential real estate	$-	$11	$11
Home equity	-	-	-
Commercial real estate	(360)	1	(359)
Construction and land development	-	-	-
Multifamily	-	86	86
Farmland	-	-	-
Commercial business	(368)	101	(267)
Consumer	(21)	3	(18)
Manufactured homes	-	-
Government	-	-	-
Total	$(749)	$202	$(547)

The Bancorp's charge-off and recovery information is summarized below:
(Dollars in thousands)	(unaudited)
	For the six months ended June 30, 2024
Loan Segment	Charge-offs	Recoveries	Net Charge-offs
Residential real estate	$-	$20	$20
Home equity	-	-	-
Commercial real estate	-	2	2
Construction and land development	-	-	-
Multifamily	(65)	31	(35)
Commercial business	-	9	9
Consumer	(44)	6	(37)
Manufactured homes	-	-
Government	-	-	-
Total	$(109)	$68	$(41)

(Dollars in thousands)	(unaudited)
	For the six months ended June 30, 2023
Loan Segment	Charge-offs	Recoveries	Net Charge-offs
Residential real estate	$-	$63	$63
Home equity	-	-	-
Commercial real estate	(372)	1	(371)
Construction and land development	-	-	-
Multifamily	-	86	86
Commercial business	(443)	148	(295)
Consumer	(40)	6	(34)
Manufactured homes	-	-
Government	-	-	-
Total	$(855)	$304	$(551)

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

The Bancorp's allowance to total loans and non-performing loans are summarized below:
(Dollars in thousands)
	6/30/2024	12/31/2023

Allowance for credit losses	$18,330	$18,768
Total loans	$1,506,398	$1,512,595
Non-performing loans	$11,373	$11,451
ACL-to-total loans	1.22%	1.24%
ACL-to-non-performing loans (coverage ratio)	161.2%	163.9%

Investment Portfolio

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $339.6 million at June 30, 2024, compared to $371.4 million at December 31, 2023, a decrease of $31.8 million (8.6%). The decrease in securities available for sale on a year to date basis was due to a combination of a sale of $15.1 million in securities, portfolio runoff and an increase in gross unrealized losses. Unrealized losses were $77.4 million as of June 30, 2024, compared to $68.0 million on December 31, 2023, an increase of $9.5 million or 13.9%. The yield on the securities portfolio increased to 2.43% for the three months ended June 30, 2024, up from 2.36% for the three months ended June 30, 2023. Management did not execute any securities sale transactions during the quarter but will continue to monitor the securities portfolio for additional restructuring opportunities. At June 30, 2024, the securities portfolio represented 17.7% of interest-earning assets and 16.3% of total assets compared to 19.0% of interest-earning assets and 17.6% of total assets at December 31, 2023.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30,		December 31,
(Dollars in thousands)	2024		2023
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$7,888	2.3%	$7,883	2.1%
Collateralized mortgage obligations and residential mortgage-backed securities	114,781	33.8%	123,464	33.2%
Municipal securities	215,545	63.5%	238,670	64.3%
Collateralized debt obligations	1,371	0.4%	1,357	0.4%
Total securities available-for-sale	$339,585	100.0%	$371,374	100.0%

	June 30,	December 31,	YTD
(Dollars in thousands)	2024	2023	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$63,439	$67,647	$(4,208)	-6.2%
Fed funds sold	707	419	288	68.7%
Federal Home Loan Bank stock	6,547	6,547	-	-

The decrease in interest bearing deposits in other financial institutions is the result of the timing of cash flows.

The contractual maturities and weighted average yields for the U.S. government agency securities, municipal securities, and collateralized debt obligations at June 30, 2024, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	-	$7,888	1.00%	$-	-	$-	-	$7,888
Collateralized mortgage obligations and residential mortgage-backed securities:	3	3.58%	-	-	-	-	114,778	1.56%	$114,781
Municipal Securities:	249	3.78%	1,263	2.25%	19,283	3.18%	194,750	2.67%	215,545
Collateralized debt obligations:	-	-	-	-	-	-	1,371	8.18%	1,371
Totals	$251	3.82%	$9,151	1.18%	$19,283	3.18%	$310,900	2.71%	$339,585

Deposits

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

			YTD
(Dollars in thousands)	June 30,	December 31,	Change
	2024	2023	$	%

Checking	$603,730	$653,529	$(49,799)	-7.6%
Savings	288,920	302,782	(13,862)	-4.6%
Money market	322,939	324,993	(2,054)	-0.6%
Certificates of deposit	541,165	532,117	9,048	1.7%
Total deposits	$1,756,754	$1,813,421	$(56,667)	-3.1%

As of June 30, 2024, deposits totaled $1.8 billion, compared to $1.8 billion on December 31, 2023 a decrease of $56.7 million or 3.1%. Core deposits totaled $1.2 billion at June 30, 2024 compared to $1.3 billion on December 31, 2023, a decrease of $65.7 million or 5.1%. Core deposits include checking, savings, and money market accounts and represented 69.2% of the Bancorp’s total deposits at June 30, 2024. On June 30, 2024, balances for certificates of deposit totaled $541.2 million, compared to $532.1 million on December 31, 2023, an increase of $9.0 million or 1.7%. The overall deposit balance decrease is primarily related to cyclical inflows and outflows related to a number of municipality depositors and planned adjustments to deposit pricing.

Non-interest checking account balances decreased $49.8 million and interest bearing savings account balances decreased $13.9 million in the first six months of 2024 as municipal and business customers deployed their excess cash balances. Money market account balances decreased by $2.1 million during the first six months of 2024 due to consumer preferences. Certificates of deposits increased by $9.0 million in the first six months of 2024 reflecting our increases in offered interest rates. We strive to maintain balances of personal and business checking and savings accounts through our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 17.8% of total deposits at June 30, 2024 and 16.8% of total deposits at December 31, 2023. Interest bearing demand accounts, including money market and savings accounts, comprised 51.4% of total deposits at June 30, 2024 and 53.8% at December 31, 2023. Time accounts as a percentage of total deposits were 30.8% at June 30, 2024 and 29.3% at December 31, 2023.

The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated in thousands (000’s).

	June 30, 2024		December 31, 2023
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$293,008	-	$323,694	-
Interest bearing demand deposits	322,706	0.96	344,449	0.96
MMDA accounts	317,848	3.36	284,910	2.73
Savings accounts	297,389	0.05	343,008	0.05
Certificates of deposit	533,446	3.92	488,025	2.91
Total deposits	$1,764,397	2.37	$1,784,086	1.43

The increase in deposit rates in the six months ended June 30, 2024 as compared to full year ending December 31, 2023 is primarily the result of the increase in short-term market interest rates and deposit product migration experienced throughout 2023 and continuing in the first six months of 2024.

Borrowed Funds

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	June 30,	December 31,	YTD
(Dollars in thousands)	2024	2023	Change
	Balance	Balance	$	%

Repurchase agreements	$42,973	$38,124	$4,849	12.7%
Borrowed funds	85,000	80,000	5,000	6.3%
Total borrowed funds	$127,973	$118,124	$9,849	8.3%

Borrowings and repurchase agreements totaled $128.0 million compared to $118.1 million at December 31, 2023, an increase of $9.8 million or 8.3%. The change in short-term borrowings from December 31, 2023 was the result of cyclical inflows and outflows of interest-earning assets and interest-bearing liabilities. Furthermore, during the current quarter, the Bancorp repaid an additional $5 million of its outstanding BTFP balance, resulting in a $60 million balance as of June 30, 2024. As of June 30, 2024, 71% of our deposits are fully FDIC insured, and another 8% are further backed by the Indiana Public Deposit Insurance Fund. The Bancorp’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. As of June 30, 2024, the Bancorp had available liquidity of $574.3 million including borrowing capacity from the FHLB and Federal Reserve facilities

Other assets totaled $44.0 million at June 30, 2024, compared to $45.3 million at December 31, 2023. The decrease in other assets is primarily related to decreased fair value of the Bancorp’s interest rate swap contract derivative. Other liabilities totaled $43.7 million at June 30, 2024, compared to $29.4 million at December 31, 2023. The increase in other liabilities is primarily related to the sale-leaseback transaction executed on February 22, 2024 with MountainSeed Real Estate Services, LLC (the “Buyer”). Under the Sale Agreement, the Bank also entered into lease agreements (the “Lease Agreements”) with the Buyer under which the Bank leases each of the Properties. Each of the Lease Agreements became effective upon the closing of the sale-leaseback transaction and have an initial term of 15 years.

Market Risk and Interest Rate Sensitivity

General

Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Bancorp incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of June 30, 2024, the Bancorp has identified interest rate risk as our primary source of market risk.

Interest Rate Risk

Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).

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

Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLB. At June 30, 2024, we had two outstanding advances totaling $25 million and the ability to borrow up to $363.1 million from the FHLB. We also have the ability to borrow from the Federal Reserve Bank of Chicago. At June 30, 2024, we had $60 million in outstanding collateralized advances from the Federal Reserve Bank of Chicago through the BTFP, which matures March 11, 2025. We plan to utilize existing sources of liquidity and deposits balances on an opportunistic bases to replace remaining BTFP balance prior to March 11, 2025. At June 30, 2024, cash and cash equivalents were $83.2 million and secured borrowing capacity at the Federal Reserve Bank totaled $170.2 million, providing total liquidity sources of $574.3 million.

The following table shows the Bancorp’s sources of liquidity as of June 30, 2024 and December 31, 2023:

	Sources of Liquidity
	As of June 30, 2024		As of December 31, 2023
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$25,000	$363,121	$-	$592,575
Bank Term Funding and Fed Discount Window	60,000	170,226	80,000	206,440
FHLB Line of Credit	-	25,000	-	25,000
Fed Funds Lines	-	16,000	-	16,000
Total	$85,000	$574,347	$80,000	$840,015

During the six months ended June 30, 2024, cash and cash equivalents decreased by $2.8 million compared to a $84.4 million increase for the six months ended June 30, 2023. The primary sources of cash and cash equivalents were change in other borrowings, sales of loans originated for sale, proceeds from the maturity and paydown of securities, and change in repurchase agreements. The primary uses of cash and cash equivalents were loan originations. Cash provided in operating activities totaled $2.7 million for the six months ended June 30, 2024, compared to cash provided of $17.1 million for the six months ended June 30, 2023. Cash provided from operating activities was primarily a result of net income and sale of loans originated for sale, offset by loans originated for sale and net change in accrued expenses and other liabilities. Cash provided by investing activities totaled $42.4 million for the current period, compared to cash used in investing activities of $10.9 million for the six months ended June 30, 2023. Cash provided by investing activities for the current six-month period was primarily related to net change in loans receivable, proceeds from security sales, and proceeds from the sale leaseback transaction. Cash used in financing activities totaled $47.9 million during the current period compared to net cash provided by financing activities of $78.2 million for the six months ended June 30, 2023. The net cash used in financing activities was primarily the result of net change in deposits and change in other borrowed funds, offset against borrowings of FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $1.0 million for the six months ended June 30, 2024, and $2.7 million for the six months ended June 30, 2023.

At June 30, 2024, outstanding commitments to fund loans totaled $261.4 million. Approximately 55.4% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third-party, totaled $17.0 million at June 30, 2024. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2024, stockholders' equity increased by $1.3 million (0.9%). During the six months ended June 30, 2024, stockholders’ equity was primarily increased by net income of $9.4 million offset by other comprehensive losses as the result of market value changes within the securities portfolio of $7.3 million and dividends declared of $1.0 million. On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first six months of 2024 or 2023. During 2024, 14,713 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the financial statements, of which 3,364 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.

The Bank is subject to risk-based capital guidelines adopted by the FDIC. The regulations divide capital into multiple tiers. The first tier (Common Equity Tier 1 Capital) includes common shareholders’ equity, after deductions for various items including goodwill and certain other intangible assets, and after certain other adjustments. Common Equity Tier 1 Capital also includes accumulated other comprehensive income (for organizations that do not make opt-out elections). The next tier (Tier 1 Capital) is comprised of Common Equity Tier 1 Capital plus other qualifying capital instruments such as perpetual noncumulative preferred stock and junior subordinated debt issued to trusts, and other adjustments. The third tier (Tier 2 Capital) includes instruments such as subordinated debt that have a minimum original maturity of at least five years and are subordinated to the claims of depositors and general creditors, total capital minority interest not included in Tier 1 Capital, and limited amounts of the allowance for credit losses, less applicable regulatory adjustments and deductions. The Bank is required to maintain a Common Equity Tier 1 Capital ratio of 4.5%, a Tier 1 Capital ratio of 6%, and a Total Capital ratio (comprised of Tier 1 Capital plus Tier 2 Capital) of 8%. In addition, the capital regulations provide for a minimum leverage ratio (Tier 1 capital to adjusted average assets) of 4%.

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

During the six months ended June 30, 2024, the Bancorp’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Bancorp currently holds pooled collateralized debt obligations with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $8.2 million of risk-based assets are generated by the collateralized debt obligations in the Bancorp’s and Bank’s total risk based capital calculation.

In addition, the following table shows that, at June 30, 2024, and December 31, 2023, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324. The dollar amounts are in millions.

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$176.3	10.94%	$72.5	4.50%	$104.7	6.5%
Tier 1 capital to risk-weighted assets	$176.3	10.94%	$96.7	6.00%	$128.9	8.0%
Total capital to risk-weighted assets	$192.6	11.95%	$128.9	8.00%	$161.1	10.0%
Tier 1 capital to adjusted average assets	$176.3	8.32%	$84.8	4.00%	$106.0	5.0%

(Dollars in millions)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$168.3	10.43%	$72.6	4.50%	$104.9	6.5%
Tier 1 capital to risk-weighted assets	$168.3	10.43%	$96.9	6.00%	$129.1	8.0%
Total capital to risk-weighted assets	$183.3	11.36%	$129.1	8.00%	$161.4	10.0%
Tier 1 capital to adjusted average assets	$168.3	7.78%	$86.6	4.00%	$108.2	5.0%

The Bancorp’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. See “– Regulatory Developments Regarding the Bancorp and the Bank – Memorandum of Understanding” above. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Assuming receipt of regulatory approval for all cash dividends declared by the Bank under the terms of the MOU, the aggregate amount of dividends that the Bank is eligible to declare in 2024, without the need for qualifying for a further exemption or prior DFI approval under the terms of Indiana law described above, is its 2024 net income. On June 21, 2024, the Board of Directors of the Bancorp declared the second quarter dividend of $0.12 per share. The Bancorp’s second quarter dividend was paid to shareholders on August 1, 2024 to shareholders of record on July 19, 2024.

Results of Operations - Comparison of the Quarter Ended June 30, 2024 to the Quarter Ended June 30, 2023

For the quarter ended June 30, 2024, the Bancorp reported net income of $143 thousand, compared to net income of $2.4 million for the quarter ended June 30, 2023, a decrease of $2.3 million (94.1%). For the quarter ended June 30, 2024, the ROA was 0.03%, compared to 0.46 % for the quarter ended June 30, 2023. The ROE was 0.39% for the quarter ended June 30, 2024, compared to 7.05% for the quarter ended June 30, 2023.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2024	June 30, 2023
Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$60,378	$800	5.30	$44,916	$582	5.18
Federal funds sold	1,263	10	3.17	1,709	19	4.45
Certificates of deposit in other financial institutions	-	-	-	1,078	15	5.57
Securities available-for-sale	337,226	2,047	2.43	373,280	2,206	2.36
Loans receivable	1,501,584	19,174	5.11	1,523,244	18,694	4.91
Federal Home Loan Bank stock	6,547	96	5.87	6,547	97	5.93
Total interest earning assets	1,906,998	$22,127	4.64	1,950,774	$21,613	4.43
Cash and non-interest bearing deposits in other financial institutions	18,054	21,195
Allowance for credit losses	(18,788)	(19,943)
Other noninterest bearing assets	158,358	152,623
Total assets	$2,064,622	$2,104,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,455,007	$8,610	2.37	$1,484,392	$6,105	1.65
Repurchase agreements	41,388	399	3.86	34,909	330	3.78
Borrowed funds	85,940	1,064	4.95	100,556	1,139	4.53
Total interest bearing liabilities	1,582,335	$10,073	2.55	1,619,857	$7,574	1.87
Non-interest bearing deposits	291,618	315,523
Other noninterest bearing liabilities	45,029	31,001
Total liabilities	1,918,982	1,966,381
Total stockholders' equity	145,640	138,268
Total liabilities and stockholders' equity	$2,064,622	$2,104,649

Return on average assets	0.03%	0.46%
Return on average equity	0.39%	7.05%
Net interest margin (average earning assets)	2.53%	2.88%
Net interest margin (average earning assets) - tax equivalent	2.67%	3.03%
Net interest spread	2.09%	2.56%
Ratio of interest-earning assets to interest-bearing liabilities	1.21	x	1.01	x

Net interest income for the quarter ended June 30, 2024, was $12.1 million, a decrease of $1.5 million (11.4%), compared to $14.0 million for the quarter ended June 30, 2023. The weighted-average yield on interest-earning assets was 4.64% for the quarter ended June 30, 2024, compared to 4.43% for the quarter ended June 30, 2023. The weighted-average cost of funds for the quarter ended June 30, 2024, was 2.55% compared to 1.87% for the quarter ended June 30, 2023. The impact of the 4.64% return on interest-earning assets and the 2.55% cost of funds resulted in an interest rate spread of 2.09% for the current quarter, a decrease from the 2.56% spread for the quarter ended June 30, 2023. On a tax adjusted basis, the Bancorp’s net interest margin was 2.67% for the quarter ended June 30, 2024, compared to 3.03% for the quarter ended June 30, 2023. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Quarter Ended,
(unaudited)	June 30, 2024	June 30, 2023
Calculation of tax adjusted net interest margin
Net interest income	$12,054	$14,039
Tax adjusted interest on securities and loans	677	748
Adjusted net interest income	12,731	14,787
Total average earning assets	1,906,998	1,950,774
Tax adjusted net interest margin	2.67%	3.03%

The decreased net interest income and net interest margin for the quarter ended June 30, 2024, was primarily the result of higher cost of funds resulting from the higher rate environment year over year. We anticipate the compression seen in the current quarter to continue, unless target rates decrease, and our interest-bearing liabilities are able to be repriced at those lower rates.

The following table shows the change in noninterest income for the quarter ending June 30, 2024, and June 30, 2023.

				QTD
(Dollars in thousands, except per share data)	Quarter Ended June 30,		6/30/2024 vs. 6/30/2023
	2024	2023	$ Change	% Change
Noninterest income:
Fees and service charges	$1,257	$1,832	$(575)	-31.4%
Wealth management operations	763	626	137	21.9%
Gain on sale of loans held-for-sale, net	320	274	46	16.8%
Loss on sale of securities, net	-	(48)	48	100.0%
Increase in cash value of bank owned life insurance	212	201	11	5.5%
Gain (loss) on sale of real estate	15	-	15	0.0%
Other	6	121	(115)	-95.0%

Total noninterest income	$2,573	$3,006	$(433)	-14.4%

The decrease in fees and service charges is primarily the result of lower loan interest rate swap fees occurring during the year offset by higher income from Wealth management.

The following table shows the change in noninterest expense for the quarter ending June 30, 2024, and June 30, 2023.

			QTD
(Dollars in thousands, except per share data)	Quarter Ended June 30,		6/30/2024 vs. 6/30/2023
	2024	2023	$ Change	% Change
Noninterest expense:
Compensation and benefits	$7,037	$7,098	$(61)	-0.9%
Occupancy and equipment	2,120	1,636	484	29.6%
Data processing	1,135	1,407	(272)	-19.3%
Marketing	212	159	53	33.3%
Federal deposit insurance premiums	397	572	(175)	-30.6%
Other	3,516	3,123	393	12.6%
Total noninterest expense	$14,417	$13,995	$422	3.0%

Increases in non-interest expenses during the quarter ended June 30, 2024 were primarily attributable to higher operating cost in occupancy and equipment, non-recurring consulting fees and legal expenses offset by lower data processing expenses and federal deposit insurance premiums. Management also continues to maintain discipline in staffing. Compensation and benefits expense declined by 0.9% for the quarter ended June 30, 2024, compared to June 30, 2023.

The benefit for income taxes was $9 thousand for the quarter ended June 30, 2024, as compared to the provision of $98 thousand for the quarter ended June 30, 2023. The effective tax rate was negative 6.7% for the quarter ended June 30, 2024, as compared to 3.9% for the quarter ended June 30, 2023. The Bancorp’s lower current effective tax rate for the quarter ended June 30, 2024, is a result of higher tax preferred income relative to taxable income.

Results of Operations - Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

For the six months ended June 30, 2024, the Bancorp reported net income of $9.4 million, compared to net income of $4.7 million for the six months ended June 30, 2023, an increase of $4.7 million (101.4%). For the six months ended June 30, 2024, the ROA was 0.91%, compared to 0.45% for the six months ended June 30, 2023. The ROE was 12.81% for the six months ended June 30, 2024, compared to 6.74% for the six months ended June 30, 2023.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities derives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2024			June 30, 2023
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS		`
Interest bearing deposits in other financial institutions	$64,657	$1,652	5.11	$30,140	$765	5.08
Federal funds sold	1,039	20	3.85	1,275	27	4.24
Certificates of deposit in other financial institutions	-	-	-	1,762	31	3.52
Securities available-for-sale	351,210	4,208	2.40	373,413	4,440	2.38
Loans receivable	1,502,798	38,053	5.06	1,516,689	36,320	4.79
Federal Home Loan Bank stock	6,547	178	5.44	6,547	166	5.07
Total interest earning assets	1,926,251	$44,111	4.58	1,929,826	$41,749	4.33
Cash and non-interest bearing deposits in other financial institutions	18,142			18,523
Allowance for credit losses	(18,765)			(16,569)
Other noninterest bearing assets	155,147			154,227
Total assets	$2,080,775			$2,086,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,471,389	$17,404	2.37	$1,457,235	$10,192	1.40
Repurchase agreements	39,769	769	3.87	26,635	451	3.39
Borrowed funds	87,996	2,104	4.78	103,465	2,399	4.64
Total interest bearing liabilities	1,599,154	$20,277	2.54	1,587,335	$13,042	1.64
Non-interest bearing deposits	293,008			331,690
Other noninterest bearing liabilities	41,461			28,066
Total liabilities	1,933,623			1,947,091
Total stockholders' equity	147,152			138,916
Total liabilities and stockholders' equity	$2,080,775			$2,086,007

Return on average assets	0.91%			0.45%
Return on average equity	12.81%			6.74%
Net interest margin (average earning assets)	2.47%			2.98%
Net interest margin (average earning assets) - tax equivalent	2.62%			3.13%
Net interest spread	2.04%			2.69%
Ratio of interest-earning assets to interest-bearing liabilities	1.20x			1.01x

Net interest income for the six months ended June 30, 2024, was $23.8 million, a decrease of $4.9 million (17.0%), compared to $28.7 million for the six months ended June 30, 2023. The weighted-average yield on interest-earning assets was 4.58% for the six months ended June 30, 2024, compared to 4.33% for the six months ended June 30, 2023. The weighted-average cost of funds for the six months ended June 30, 2024, was 2.54% compared to 1.64% for the six months ended June 30, 2023. The impact of the 4.58% return on interest-earning assets and the 2.54% cost of funds resulted in an interest rate spread of 2.04% for the six months ended June 30, 2024, a decrease from the 2.97% spread for the six months ended June 30, 2023. On a tax adjusted basis, the Bancorp’s net interest margin was 2.62% for the six months ended June 30, 2024, compared to 3.13% for the six months ended June 30, 2023. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Six months ended,
(unaudited)	June 30, 2024	June 30, 2023
Calculation of tax adjusted net interest margin
Net interest income	$23,834	$28,707
Tax adjusted interest on securities and loans	1,376	1,504
Adjusted net interest income	25,210	30,211
Total average earning assets	1,926,251	1,929,826
Tax adjusted net interest margin	2.62%	3.13%

The decreased net interest income and net interest margin for the six months ended June 30, 2024, was primarily the result of higher cost of funds resulting from the higher rate environment year over year. We anticipate the compression in net interest income and net interest margin seen in the first six months of the year may continue, unless target rates decrease, and our interest-bearing liabilities are able to be repriced at those lower rates.

The following table shows the change in noninterest income for the six months ending June 30, 2024, and June 30, 2023.

			YTD
(Dollars in thousands, except per share data)	Six Months Ended June 30,		6/30/2024 vs. 6/30/2023
	2024	2023	$ Change	% Change
Noninterest income:
Fees and service charges	$2,410	$3,143	$(733)	-23.3%
Wealth management operations	1,396	1,240	156	12.6%
Gain on sale of loans held-for-sale, net	472	537	(65)	-12.1%
Loss on sale of securities, net	(531)	(48)	(483)	-1006.3%
Increase in cash value of bank owned life insurance	405	380	25	6.6%
Gain (loss) on sale of real estate	11,873	(15)	11,888	79253.3%
Other	24	377	(353)	-93.6%

Total noninterest income	$16,049	$5,614	$10,435	185.9%

The increase in other noninterest income was due primarily to the gain on the sale-leaseback transaction executed on February 22, 2024 with MountainSeed, Real Estate Services, LLC (the “Buyer”). The decrease in fees and service charges is primarily the result of decreased fee income from interest rate swap transactions occurring during the six month period. The decrease in gain on sale of loans, for the six-month period, is the result of lower consumer demand for fixed-rate mortgage products in the higher-rate environment. The increase in the loss on the sale of securities, net for the six-month period related to management election to sell certain securities for interest rate risk purposes and redeploy proceeds into higher yielding assets.

The following table shows the change in noninterest expense for the six months ending June 30, 2024, and June 30, 2023.

			YTD
(Dollars in thousands, except per share data)	Six Months Ended June 30,		6/30/2024 vs. 6/30/2023
	2024	2023	$ Change	% Change
Noninterest expense:
Compensation and benefits	$14,146	$14,636	$(490)	-3.3%
Occupancy and equipment	4,035	3,326	709	21.3%
Data processing	2,305	2,380	(75)	-3.2%
Marketing	370	414	(44)	-10.6%
Federal deposit insurance premiums	898	1,037	(139)	-13.4%
Other	7,667	6,429	1,238	19.3%
Total noninterest expense	$29,421	$28,222	$1,199	4.2%

Increases in non-interest expenses during the six months ended June 30, 2024, were primarily attributable to accounting and service fees associated with higher non-recurring consulting and legal expenses. The increase in occupancy and equipment expenses for the six months ended June 30, 2024, is primarily related to higher operating costs and additional lease expense associated with sale leaseback transaction. Management also continues to maintain discipline in staffing. Compensation and benefits expense declined by 3.3% for the six months ended June 30, 2024, compared to June 30, 2023.

The provision for income taxes was $963 thousand for the six months ended June 30, 2024, as compared to the provision of $419 thousand for the six months ended June 30, 2023. The effective tax rate was 9.3% for the six months ended June 30, 2024, as compared to 8.2% for the six months ended June 30, 2023. The Bancorp’s year-to-date effective tax rate for the six months ended June 30, 2024, was increased primarily due to an increase in income along with a reduction in the overall tax benefits recognized during the period.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2024, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended June 30, 2024 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2024 – January 31, 2024	-	N/A	-	48,828
February 1, 2024 – February 28, 2024	-	N/A	-	48,828
March 1, 2024 – March 31, 2024	2,816	$24.11	-	48,828
April 1, 2024 – April 30, 2024	-	N/A	-	48,828
May 1, 2024 – May 31, 2024	76	$24.48	-	48,828
June 1, 2024 – June 30, 2024	472	$24.55	-	48,828

(1)

The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

(2)

The number of shares above includes shares of common stock reacquired from the Bancorp’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Bancorp’s 2015 Stock Option and Incentive Plan. For the six months ended June 30, 2024, 3,364 shares were reacquired at an average per share price of $24.18 pursuant to these tax withholding transactions.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended June 30, 2024, formatted in an Inline XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: August 14, 2024	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: August 14, 2024	/s/ Benjamin L. Schmitt
Benjamin L. Schmitt
Senior Vice President, Chief Financial
Officer and Treasurer