Form 10-Q
period 2024-09-30
Finward Bancorp
filed 2024-11-14
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2024 or

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

There were 4,313,819 shares of the registrant’s Common Stock, without par value, outstanding at November 14, 2024.

Finward Bancorp

Index

Page Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	51

Item 4. Controls and Procedures	51

PART II. Other Information	52

SIGNATURES	53

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

Finward Bancorp
Consolidated Balance Sheet

	(unaudited)
	September 30,	December 31,
(Dollars in thousands)	2024	2023

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$23,071	$17,942
Interest bearing deposits in other financial institutions	48,025	67,647
Federal funds sold	553	419

Total cash and cash equivalents	71,649	86,008

Securities available-for-sale	350,027	371,374
Loans held-for-sale	2,567	340
Loans receivable, net of deferred fees and costs	1,508,242	1,512,595
Less: Allowance for credit losses	(18,516)	(18,768)
Net loans receivable	1,489,726	1,493,827
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,442	8,045
Premises and equipment	47,912	38,436
Foreclosed real estate	-	71
Cash value of bank owned life insurance	33,312	32,702
Goodwill	22,395	22,395
Other intangible assets	2,203	3,272
Other assets	40,882	45,262

Total assets	$2,074,662	$2,108,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$285,157	$295,594
Interest bearing	1,463,653	1,517,827
Total	1,748,810	1,813,421
Repurchase agreements	43,038	38,124
Borrowed funds	85,000	80,000
Accrued expenses and other liabilities	38,259	29,389

Total liabilities	1,915,107	1,960,934

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: September 30, 2024 - 4,313,940 December 31, 2023 - 4,298,773	-	-
Additional paid-in capital	69,916	69,555
Accumulated other comprehensive loss	(48,241)	(51,613)
Retained earnings	137,880	129,403

Total stockholders' equity	159,555	147,345

Total liabilities and stockholders' equity	$2,074,662	$2,108,279

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Income
(unaudited)

(Dollars in thousands, except per share data)	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans receivable	$19,660	$19,161	$57,713	$55,481
Securities	2,138	2,246	6,524	6,852
Other interest earning assets	674	371	2,346	1,194

Total interest income	22,472	21,778	66,583	63,527

Interest expense:
Deposits	8,946	7,066	26,350	17,258
Repurchase agreements	435	441	1,204	892
Borrowed funds	1,085	1,138	3,189	3,537

Total interest expense	10,466	8,645	30,743	21,687

Net interest income	12,006	13,133	35,840	41,840
Provision for credit losses	-	244	76	1,246

Net interest income after provision for credit losses	12,006	12,889	35,764	40,594

Noninterest income:
Fees and service charges	1,463	1,374	3,873	4,517
Wealth management operations	731	572	2,127	1,812
Gain on sale of loans held-for-sale, net	338	192	810	729
Loss on sale of securities, net	-	-	(531)	(48)
Increase in cash value of bank owned life insurance	205	193	610	573
Gain (loss) on sale of real estate	-	2	11,873	(13)
Other	130	64	154	441

Total noninterest income	2,867	2,397	18,916	8,011

Noninterest expense:
Compensation and benefits	6,963	6,729	21,109	21,365
Occupancy and equipment	2,181	1,618	6,205	4,898
Data processing	1,165	1,085	3,470	3,465
Marketing	209	235	579	649
Federal deposit insurance premiums	435	474	1,333	1,511
Professional and Outside Services	1,251	1,077	4,064	2,858
Technology	602	444	1,734	1,280
Other	1,668	1,831	5,401	5,689

Total noninterest expense	14,474	13,493	43,895	41,715

Income before income tax expense	399	1,793	10,785	6,890
Income tax expense (benefit)	(207)	(398)	756	21

Net income	$606	$2,191	$10,029	$6,869

Earnings per common share:
Basic	$0.14	$0.52	$2.35	$1.60
Diluted	$0.14	$0.51	$2.35	$1.60

Dividends declared per common share	$0.12	$0.31	$0.36	$0.93

See accompanying notes to consolidated financial statements.

Finward Bancorp

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Dollars in thousands)	Quarter Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023

Net income	$606	$2,191	$10,029	$6,869

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain (loss) arising during the period	13,957	(24,552)	3,907	(19,198)
Less: reclassification adjustment for losses included in net income	-	-	531	48
Net securities gain (loss) during the period	13,957	(24,552)	4,438	(19,150)
Tax effect	(3,259)	5,889	(1,066)	4,602
Other comprehensive income (loss), net of tax	10,698	(18,663)	3,372	(14,548)
Comprehensive income (loss) net of tax	$11,304	$(16,472)	$13,401	$(7,679)

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Changes in Stockholder's Equity
(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	(Loss)/Income	Earnings	Equity

Balance at June 30, 2023	$-	$69,384	$(60,185)	$127,551	$136,750

Net income	-	-	-	2,191	2,191
Other comprehensive loss, net of tax	-	-	(18,663)	-	(18,663)
Stock-based compensation expense	-	98	-	-	98
Cash dividends, $0.31 per share	-	-	-	(1,333)	(1,333)

Balance at September 30, 2023	$-	$69,482	$(78,848)	$128,409	$119,043

Balance at January 1, 2023	$-	$69,032	$(64,300)	$131,661	$136,393

Impact of adoption of ASU No. 2016-13	-	-	-	(6,118)	(6,118)
Net income	-	-	-	6,869	6,869
Other comprehensive loss, net of tax	-	-	(14,548)	-	(14,548)
Net surrender value of 5,684 restricted stock awards	-	(196)	-	-	(196)
Stock-based compensation expense	-	646	-	-	646
Cash dividends, $0.93 per share	-	-	-	(4,003)	(4,003)

Balance at September 30, 2023	$-	$69,482	$(78,848)	$128,409	$119,043

Balance at June 30, 2024	$-	$69,778	$(58,939)	$137,792	$148,631

Net income	-	-	-	606	606
Other comprehensive income, net of tax	-	-	10,698	-	10,698
Stock-based compensation expense	-	138	-	-	138
Cash dividends, $0.12 per share	-	-	-	(518)	(518)

Balance at September 30, 2024	$-	$69,916	$(48,241)	$137,880	$159,555

Balance at January 1, 2024	$-	$69,555	$(51,613)	$129,403	$147,345

Net income	-	-	-	10,029	10,029
Other comprehensive income, net of tax	-	-	3,372	-	3,372
Net surrender value of 3,364 restricted stock awards	-	(82)	-	-	(82)
Stock-based compensation expense	-	443	-	-	443
Cash dividends, $0.36 per share	-	-	-	(1,552)	(1,552)

Balance at September 30, 2024	$-	$69,916	$(48,241)	$137,880	$159,555

See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Cash Flows
(unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,029	$6,869
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(22,536)	(30,374)
Sale of loans originated for sale	21,051	30,568
Depreciation and amortization, net of accretion	5,532	5,076
Stock based compensation expense	443	646
Cash payments for lease liabilities	(965)	-
Loss on sale of securities, net	531	48
Gain on sale of loans held-for-sale, net	(744)	(717)
Gain on sale of real estate	(11,873)	-
Gain on sale of foreclosed real estate	(1)	-
Increase of cash value of bank owned life insurance	(610)	(573)
Gain on derivatives	(66)	(12)
Provision for credit losses	76	1,246
Change in:
Interest receivable	603	(443)
Interest payable	(2,294)	2,699
Other assets	3,134	(2,430)
Accrued expenses and other liabilities	(3,310)	9,769
Total adjustments	(11,029)	15,503
Net cash provided by (used in) operating activities	(1,000)	22,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	-	2,456
Proceeds from maturities and pay downs of securities available-for-sale	9,486	10,950
Proceeds from sales of securities available-for-sale	14,698	476
Purchase of securities available-for-sale	-	(123)
Net change in loans receivable	3,891	(12,612)
Purchase of premises and equipment	(2,852)	(784)
Proceeds from sale of premises and equipment	17,677	-
Proceeds from sale of foreclosed real estate	72	-
Net cash provided by investing activities	42,972	363

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(64,611)	9,020
Proceeds from borrowed funds	150,000	150,000
Repayment of borrowed funds	(145,000)	(170,000)
Net surrender value of restricted stock awards	(82)	(196)
Change in repurchase agreements	4,914	32,807
Dividends paid	(1,552)	(4,000)
Net cash provided by (used in) financing activities	(56,331)	17,631
Net change in cash and cash equivalents	(14,359)	40,366
Cash and cash equivalents at beginning of period	86,008	31,282
Cash and cash equivalents at end of period	$71,649	$71,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33,038	$18,987
Income taxes	385	335
Noncash activities:
Transfers from loans to foreclosed real estate	-	64
Dividends declared not paid	518	1,333
Transfer of premises and equipment to other real estate	-	64
Initial recognition of ASU 2016-13	-	8,266
Right-of-use asset obtained in exchange for lease liability	16,140	-

See accompanying notes to consolidated financial statements.

Finward Bancorp

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Organization and Description of Business

The consolidated financial statements include the accounts of Finward Bancorp (the “Bancorp” or “FNWD”) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC; NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Bancorp has no other business activity other than being a holding company for the Bank and the Bancorp’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of consolidated financial statements. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of the Bancorp as of September 30, 2024, and December 31, 2023, and the consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and nine months ended September 30, 2024, and 2023, and consolidated statements of cash flows for the nine months ended September 30, 2024, and 2023. The income reported for the nine months ended September 30, 2024, is not necessarily indicative of the results to be expected for the full year.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements, which removes references to various FASB Concepts Statements. Note that this ASU finalizes amendments proposed in Section A of the 2019 proposed ASU, Codification Improvements, issued in November 2019. Amendments are effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of this accounting standard, but we do not expect it to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this accounting standard, but we do not expect it to have a material impact on our consolidated financial statements.

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
September 30, 2024
U.S. government sponsored entities	$8,884	$-	$(716)	$8,168
Collateralized mortgage obligations and residential mortgage-backed securities	138,909	-	(22,362)	116,547
Municipal securities	263,540	-	(39,668)	223,872
Collateralized debt obligations	2,159	-	(719)	1,440
Total securities available-for-sale	$413,492	$-	$(63,465)	$350,027

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2023
U.S. government sponsored entities	$8,884	$-	$(1,001)	$7,883
Collateralized mortgage obligations and residential mortgage-backed securities	149,410	-	(25,946)	123,464
Municipal securities	278,813	60	(40,203)	238,670
Collateralized debt obligations	2,170	-	(813)	1,357
Total securities available-for-sale	$439,277	$60	$(67,963)	$371,374

The cost basis and estimated fair value of available-for-sale debt securities at September 30, 2024, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
September 30, 2024	Basis	Value
Due in one year or less	$250	$250
Due from one to five years	10,904	10,017
Due from five to ten years	26,534	24,185
Due over ten years	236,895	199,028

Collateralized mortgage obligations and residential mortgage-backed securities	138,909	116,547
Total	$413,492	$350,027

Sales of available-for-sale securities were as follows for the quarter ended:

	(Dollars in thousands)
	September 30,	September 30,
	2024	2023

Proceeds	$-	$124
Gross gains	-	-
Gross losses	-	-

Sales of available-for-sale securities were as follows for the nine months ended:

	(Dollars in thousands)
	September 30,	September 30,
	2024	2023

Proceeds	$14,698	$476
Gross gains	-	-
Gross losses	(531)	(48)

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized loss
Ending balance, June 30, 2023	$(60,185)
Period change	(18,663)
Ending balance, September 30, 2023	$(78,848)

(Dollars in thousands)
Unrealized gain (loss)
Ending balance, June 30, 2024	$(58,939)
Current period change	10,698
Ending balance, September 30, 2024	$(48,241)

(Dollars in thousands)
Unrealized loss
Ending balance, December 31, 2022	$(64,300)
Period change	(14,548)
Ending balance, September 30, 2023	$(78,848)

(Dollars in thousands)
Unrealized gain (loss)
Ending balance, December 31, 2023	$(51,613)
Current period change	3,372
Ending balance, September 30, 2024	$(48,241)

Securities with market values of approximately $342.3 million and $324.1 million were pledged as of September 30, 2024 and December 31, 2023, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at September 30, 2024, and December 31, 2023 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
September 30, 2024
U.S. government sponsored entities	$-	$-	$8,168	$(716)	$8,168	$(716)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	116,547	(22,362)	116,547	(22,362)	100.0%
Municipal securities	3,663	(58)	220,209	(39,610)	223,872	(39,668)	100.0%
Collateralized debt obligations	-	-	1,440	(719)	1,440	(719)	100.0%
Total temporarily impaired	$3,663	$(58)	$346,364	$(63,407)	$350,027	$(63,465)	100.0%
Number of securities		-		416		416

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2023
U.S. government sponsored entities	$-	$-	$7,883	$(1,001)	$7,883	$(1,001)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	123,464	(25,946)	123,464	(25,946)	100.0%
Municipal securities	-	-	229,595	(40,203)	229,595	(40,203)	96.2%
Collateralized debt obligations	-	-	1,357	(813)	1,357	(813)	100.0%
Total temporarily impaired	$-	$-	$362,299	$(67,963)	$362,299	$(67,963)	97.6%
Number of securities		-		434		434

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

Collateralized debt obligations with a cost basis of $2.2 million and fair value of $1.4 million at September 30, 2024 and December 31, 2023, had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.

Accrued interest receivable on AFS debt securities totaled $2.2 million at September 30, 2024, and $2.4 million at December 31, 2023. These amounts are excluded from the estimate of credit losses. The Bancorp made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the consolidated balance sheet.

Note 5 - Loans Receivable

The Bancorp’s current lending programs are described below:

Residential Real Estate. A primary lending activity of the Bancorp has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Bancorp’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. Loans closed with over 20% of equity do not require private mortgage insurance because of the borrower’s level of equity investment.

Fixed rate loans generally conform to Freddie Mac guidelines for loans purchased under the 1-4 family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans may be sold and/or classified as held for sale to control exposure to interest rate risk.

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

Manufactured Homes. The Bancorp has purchased fixed rate closed loans from a third-party that are subject to Bancorp’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans are partially secured by a reserve account held at the Bancorp.

Government Loans. The Bancorp is permitted to purchase non-rated municipal securities, tax anticipation notes and warrants within the local market area.

Loans consist of the following as of September 30, 2024, and December 31, 2023:

(Dollars in thousands)
	September 30, 2024	December 31, 2023
Loans secured by real estate:
Residential real estate	$471,156	$484,948
Home equity	49,106	46,599
Commercial real estate	539,971	503,202
Construction and land development	87,923	115,227
Multifamily	218,037	219,917
Total loans secured by real estate	1,366,193	1,369,893
Commercial business	97,900	97,386
Consumer	522	610
Manufactured homes	27,462	30,845
Government	12,969	10,021
Loans receivable	1,505,047	1,508,755
Add:
Net deferred loan origination costs	2,606	3,705
Loan clearing funds	589	135
Loans receivable, net of deferred fees and costs	$1,508,242	$1,512,595

The Bancorp's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due and Accruing	Current	Accruing Loans	Non-accrual Loans	Total Loans Receivable
September 30, 2024
Residential real estate	$2,738	$2,374	$-	$5,112	$462,970	$468,081	$3,075	$471,156
Home equity	334	147	-	481	48,169	48,650	456	49,106
Commercial real estate	3,561	-	-	3,561	533,796	537,357	2,614	539,971
Construction and land development	906	-	-	906	86,358	87,264	659	87,923
Multifamily	976	361	-	1,338	213,173	214,511	3,526	218,037
Commercial business	152	93	-	245	94,179	94,424	3,476	97,900
Consumer	-	-	-	-	522	522	-	522
Manufactured homes	402	130	-	532	26,929	27,462	-	27,462
Government	-	-	-	-	12,969	12,969	-	12,969
Total	$9,069	$3,106	$-	$12,174	$1,479,066	$1,491,241	$13,806	$1,505,047

December 31, 2023
Residential real estate	$5,857	$4,362	$1,131	$11,350	$471,905	$483,255	$1,693	$484,948
Home equity	226	18	-	244	45,887	46,131	468	46,599
Commercial real estate	3,168	262	712	4,142	498,227	502,369	833	503,202
Construction and land development	2,523	-	-	2,523	112,704	115,227	-	115,227
Multifamily	5,333	-	-	5,333	210,869	216,202	3,715	219,917
Commercial business	105	29	-	134	94,355	94,489	2,897	97,386
Consumer	12	-	-	12	596	608	2	610
Manufactured homes	634	379	-	1,013	29,832	30,845	-	30,845
Government	-	-	-	-	10,021	10,021	-	10,021
Total	$17,858	$5,050	$1,843	$24,751	$1,474,396	$1,499,147	$9,608	$1,508,755

The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of September 30, 2024, and December 31, 2023, and gross charge-offs for the nine months ended September 30, 2024, and for the year ended December 31, 2023.

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$94,784	$148,003	$305,771	$313,365	$217,069	$335,469	$90,585	$-	$1,505,047
Total current period gross charge-off	$(90)	$-	$-	$-	$-	$(66)	$-	$-	$(156)

Residential real estate
Pass (1-6)	$8,444	$30,259	$91,896	$101,282	$105,770	$123,283	$2,515	$-	$463,449
Special Mention (7)	-	194	796	876	773	1,903	-	-	4,542
Substandard (8)	-	196	872	267	211	1,619	-	-	3,165
Total	$8,444	$30,649	$93,564	$102,425	$106,754	$126,805	$2,515	$-	$471,156
Current period gross charge-off	(28)	-	-	-	-	-	-	-	(28)

Home equity
Pass (1-6)	$245	$71	$106	$156	$5	$3,385	$44,190	$-	$48,158
Special Mention (7)	26	10	-	-	3	14	431	-	484
Substandard (8)	-	-	142	-	-	63	259	-	464
Total	$271	$81	$248	$156	$8	$3,462	$44,880	$-	$49,106
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$34,872	$62,513	$124,773	$96,970	$54,628	$153,714	$2,878	$-	$530,348
Special Mention (7)	985	-	681	2,391	673	1,932	25	-	6,687
Substandard (8)	-	-	909	-	218	1,687	122	-	2,936
Total	$35,857	$62,513	$126,363	$99,361	$55,519	$157,333	$3,025	$-	$539,971
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$26,343	$34,562	$8,019	$8,305	$224	$872	$2,761	$-	$81,086
Special Mention (7)	-	-	-	2,061	2,482	-	-	-	4,543
Substandard (8)	-	1,020	-	1,274	-	-	-	-	2,294
Total	$26,343	$35,582	$8,019	$11,640	$2,706	$872	$2,761	$-	$87,923
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$4,823	$8,982	$60,753	$75,220	$37,189	$21,362	$636	$-	$208,965
Special Mention (7)	-	-	786	3,350	1,220	-	-	-	5,356
Substandard (8)	-	-	451	1,358	1,536	371	-	-	3,716
Total	$4,823	$8,982	$61,990	$79,928	$39,945	$21,733	$636	$-	$218,037
Current period gross charge-off	-	-	-	-	-	(66)	-	-	(66)

Commercial business
Pass (1-6)	$12,337	$8,742	$10,166	$6,549	$4,045	$12,316	$35,256	$-	$89,411
Special Mention (7)	-	327	1,028	44	-	2,204	1,410	-	5,013
Substandard (8)	-	943	1,074	203	177	977	102	-	3,476
Total	$12,337	$10,012	$12,268	$6,796	$4,222	$15,497	$36,768	$-	$97,900
Current period gross charge-off	(2)	-	-	-	-	-	-	-	(2)

Consumer
Pass (1-6)	$219	$184	$44	$61	$1	$13	$-	$-	$522
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$219	$184	$44	$61	$1	$13	$-	$-	$522
Current period gross charge-off	(60)	-	-	-	-	-	-	-	(60)

Manufactured homes
Pass (1-6)	$-	$-	$1,835	$11,613	$7,914	$5,970	$-	$-	$27,332
Substandard (8)	-	-	-	130	-	-	-	-	130
Total	$-	$-	$1,835	$11,743	$7,914	$5,970	$-	$-	$27,462
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$6,490	$-	$1,440	$1,255	$-	$3,784	$-	$-	$12,969
Total	$6,490	$-	$1,440	$1,255	$-	$3,784	$-	$-	$12,969
Current period gross charge-off	-	-	-	-	-	-	-	-	-

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$148,105	$323,820	$321,183	$234,861	$108,683	$274,027	$94,893	$3,183	$1,508,755
Total current period gross charge-off	$(95)	$(150)	$-	$(367)	$(50)	$(1,882)	$(27)	$-	(2,571)

Residential real estate
Pass (1-6)	$20,740	$97,671	$106,778	$115,001	$23,873	$113,987	$1,716	$-	$479,766
Special Mention (7)	405	-	473	173	431	1,602	-	-	3,084
Substandard (8)	-	786	152	471	217	472	-	-	2,098
Total	$21,145	$98,457	$107,403	$115,645	$24,521	$116,061	$1,716	$-	$484,948
Current period gross charge-off	-	(40)	-	(25)	(39)	(893)	-	-	(997)

Home equity
Pass (1-6)	$110	$114	$101	$14	$61	$2,051	$42,801	$700	$45,952
Special Mention (7)	-	-	-	-	4	31	70	63	168
Substandard (8)	-	161	-	-	-	67	251	-	479
Total	$110	$275	$101	$14	$65	$2,149	$43,122	$763	$46,599
Current period gross charge-off	-	-	-	-	-	(16)	(27)	-	(43)

Commercial real estate
Pass (1-6)	$52,880	$127,607	$90,108	$55,236	$56,255	$108,489	$2,649	$-	$493,224
Special Mention (7)	-	69	2,429	1,274	1,123	2,397	142	-	7,434
Substandard (8)	-	-	-	230	-	2,314	-	-	2,544
Total	$52,880	$127,676	$92,537	$56,740	$57,378	$113,200	$2,791	$-	$503,202
Current period gross charge-off	-	-	-	-	-	(372)	-	-	(372)

Construction and land development
Pass (1-6)	$48,518	$24,948	$13,411	$1,732	$4,284	$473	$12,539	$2,420	$108,325
Special Mention (7)	365	76	4,205	2,256	-	-	-	-	6,902
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$48,883	$25,024	$17,616	$3,988	$4,284	$473	$12,539	$2,420	$115,227
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$9,333	$53,493	$78,122	$41,773	$13,156	$19,609	$186	$-	$215,672
Substandard (8)	-	-	1,666	1,562	-	1,017	-	-	4,245
Total	$9,333	$53,493	$79,788	$43,335	$13,156	$20,626	$186	$-	$219,917
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial business
Pass (1-6)	$13,110	$13,774	$9,327	$5,705	$4,105	$12,905	$33,954	$-	$92,880
Special Mention (7)	373	197	58	-	129	436	417	-	1,610
Substandard (8)	43	1,094	256	214	-	1,121	168	-	2,896
Total	$13,526	$15,065	$9,641	$5,919	$4,234	$14,462	$34,539	$-	$97,386
Current period gross charge-off	-	(110)	-	(342)	(11)	(601)	-	-	(1,064)

Consumer
Pass (1-6)	$338	$73	$108	$4	$14	$71	$-	$-	$608
Substandard (8)	-	-	-	2	-	-	-	-	2
Total	$338	$73	$108	$6	$14	$71	$-	$-	$610
Current period gross charge-off	(95)	-	-	-	-	-	-	-	(95)

Manufactured homes
Pass (1-6)	$-	$1,942	$12,556	$9,214	$5,031	$2,102	$-	$-	$30,845
Total	$-	$1,942	$12,556	$9,214	$5,031	$2,102	$-	$-	$30,845
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Total	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Current period gross charge-off	-	-	-	-	-	-	-	-	-

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

Modifications to Borrowers Experiencing Financial Difficulty

At times the Bank modifies loans to borrowers in financial difficulty by providing principal forgiveness, term extension, an payment delay, or interest rate reduction. In some cases, the Bank provides multiple types of modifications on one loan.

The following table presents the amortized cost basis of loans at September 30, 2024 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

	For the three months ended September 30, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$121	$332	$-	$-	0.10%
Total	$121	$332	$-	$-	0.03%

	For the nine months ended September 30, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$253	$1,807	$-	$-	0.44%
Total	$253	$1,807	$-	$-	0.14%

In the three months ended September 30, 2024, the financial effects of payment delay modifications and term extension modifications were forbearance average of seven months and four months weighted average extension to life of loan, respectively. In the nine months ended September 30, 2024, the financial effects of payment delay modifications and term extension modifications were forbearance average of five months and four months weighted average extension to life of loan, respectively. Loans with risk classifications of pass and special mention were part of the pooled loan ACL analysis. Loans classified as substandard or worse were individually evaluated for impairment and specific reserves were established, if applicable. There were no commitments to lend additional amounts to the borrowers included in the previous tables.

The Bancorp closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Some borrowers with term extensions had their maturity dates extended which resulted in reduced monthly payments or had payments added to the end of the loan which resulted in payment relief. The following table presents the performance of such loans that have been modified in the last twelve months as of September 30, 2024:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$774	$194	$121	$132
Total	$774	$194	$121	$132

Upon the Bancorp’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. All modified loans are deemed collectible.

Foreclosures

There were $181 thousand in commercial loans and $51 thousand in residential loans in foreclosure as of September 30, 2024.

Acquired Loan Purchase Discounts

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $4.6 million at September 30, 2024, compared to $5.2 million at December 31, 2023.

Accretable yield, or income recorded for the nine months ended September 30, is as follows:

(Dollars in thousands)	Total
2023	$486
2024	649

Accretable yield, or income expected to be recorded in the future is as follows:

(Dollars in thousands)	Total
Remainder of 2024	$169
2025	644
2026	476
2027	308
2028	292
2029 and thereafter	2,667
Total	$4,556

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

The Bancorp categorizes the loan portfolio into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD). In creating the “current expected credit loss (CECL)” model as required under ASC 326, the Bancorp has established a two-year reasonable and supportable forecast period with a one-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Bancorp elected to use peer data for a more reasonable calculation. The following tables show the changes in the allowance for credit losses, segregated by portfolio segment, for the three and nine months ended September 30, 2024, and 2023.

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended September 30, 2024:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$4,297	$(28)	$9	$170	$4,448
Home equity	727	-	-	107	834
Commercial real estate	6,903	-	1	(622)	6,282
Construction and land development	3,067	-	-	(261)	2,806
Multifamily	879	-	-	650	1,529
Commercial business	2,205	(2)	222	(179)	2,246
Consumer	5	(17)	1	16	5
Manufactured homes	157	-	-	90	247
Government	90	-	-	28	118
Total	$18,330	$(47)	$233	$(0)	$18,516

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended September 30, 2023:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$4,854	$-	$11	$(154)	$4,711
Home equity	680	-	-	41	721
Commercial real estate	7,031	1	1	426	7,459
Construction and land development	3,599	-	-	(195)	3,404
Multifamily	1,020	-	45	(115)	950
Commercial business	2,050	(622)	18	463	1,909
Consumer	57	(20)	1	18	56
Manufactured homes	166	-	-	(12)	154
Government	50	-	-	16	66
Total	$19,507	$(641)	$76	$488	$19,430

 The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the nine months ended September 30, 2024:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$3,984	$(28)	$30	$462	$4,448
Home equity	698	-	-	136	834
Commercial real estate	7,045	-	3	(766)	6,282
Construction and land development	4,206	-	-	(1,400)	2,806
Multifamily	933	(66)	31	631	1,529
Commercial business	1,649	(2)	230	369	2,246
Consumer	7	(60)	7	51	5
Manufactured homes	181	-	-	66	247
Government	65	-	-	53	118
Total	$18,768	$(156)	$301	$(397)	$18,516

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the nine months ended September 30, 2023:

(Dollars in thousands)	Beginning Balance	Adoption of ASC 326	PCD Gross-up	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$3,021	$1,688	$535	$-	$74	$(607)	$4,711
Home equity	410	99	29	-	-	183	721
Commercial real estate	5,784	1,003	443	(371)	2	598	7,459
Construction and land development	1,253	1,735	-	-	-	416	3,404
Multifamily	1,007	141	-	-	131	(329)	950
Commercial business	1,365	320	5	(1,065)	166	1,118	1,909
Consumer	57	5	17	(60)	7	30	56
Manufactured homes	-	112	-	-	-	42	154
Government	-	55	-	-	-	11	66
Total	$12,897	$5,158	$1,029	$(1,496)	$380	$1,462	$19,430

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

(Dollars in thousands)	September 30, 2024

	Real Estate	Equipment/Inventory	Accounts Receivable	Other	Total	ACL Allocation
Commercial Business	$-	$2,403	$1,370	$109	$3,881	$1,180
Commercial Real Estate	2,937	-	-	-	2,937	118
Construction Land Development	2,294	-	-	-	2,294	-
Multifamily	3,716	-	-	-	3,716	505
Residential	2,623	-	-	-	2,623	18
Home Equity	189	-	-	-	189	-
	$11,759	$2,403	$1,370	$109	$15,641	$1,821

(Dollars in thousands)	December 31, 2023

	Real Estate	Equipment/Inventory	Accounts Receivable	Other	Total	ACL Allocation
Residential Real Estate	$30	$-	$-	$-	$30	$30
Commercial Business	-	1,583	1,557	192	3,332	738
Commercial Real Estate	2,541	-	-	-	2,541	53
Multifamily	4,244	-	-	-	4,244	85
	$6,815	$1,583	$1,557	$192	$10,147	$906

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third-party originator of the loan. The unamortized balance of the deferred cost reserve totaled $3.0 million and $3.5 million as of September 30, 2024, and December 31, 2023, respectively, and is included in net deferred loan origination cost.

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans:

As of September 30, 2024	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,238	$1,837	3,075	$-
Home equity	142	314	456	-
Commercial real estate	2,019	595	2,614	-
Construction and land development	659	-	659	-
Multifamily	2,168	1,358	3,526	-
Commercial business	2,352	1,124	3,476	-
Consumer	-	-	-	-
Manufactured homes	-	-	-	-
Government	-	-	-	-
Total	$8,578	$5,228	$13,806	$-

As of December 31, 2023	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$442	$1,251	$1,693	$1,131
Home equity	161	307	468	-
Commercial real estate	603	230	833	712
Construction and land development	-	-	-	-
Multifamily	2,357	1,358	3,715	-
Commercial business	1,724	1,173	2,897	-
Consumer	-	2	2	-
Manufactured homes	-	-	-	-
Government	-	-	-	-
Total	$5,287	$4,321	$9,608	$1,843

Accrued interest receivable on loans totaled $5.2 million on September 30, 2024, and $5.7 million on December 31, 2023, and is excluded from the estimate of credit losses. The Bancorp made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

	Three months ended,	Three months ended,
(Dollars in thousands)	September 30, 2024	September 30, 2023
Balance, beginning of period	$3,914	$3,136
Adoption of ASC 326	-
Provision	-	(244)
Balance, end of period	$3,914	$2,892

	Nine months ended,	Nine months ended,
(Dollars in thousands)	September 30, 2024	September 30, 2023
Balance, beginning of period	$3,441	$-
Adoption of ASC 326	-	3,108
Provision	473	(216)
Balance, end of period	$3,914	$2,892

Note 6 – Intangibles and Acquisition-Related Accounting

(Dollars in thousands)	2024	2023
Goodwill balance January 1,	$22,395	$22,395
Goodwill balance September 30,	$22,395	$22,395

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

In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Bancorp had core deposit intangible balances of $2.2 million and $3.3 million as of September 30, 2024, and December 31, 2023, respectively. The table below summarizes the intangibles amortization:

The amortization recorded for the quarter ended September 30, is as follows:

(Dollars in thousands)	Total
2023	$380
2024	$352

The amortization recorded for the nine months ended September 30, is as follows:

(Dollars in thousands)	Total
2023	$1,158
2024	$1,069

Amortization to be recorded in future periods, is as follows:

(Dollars in thousands)	Total
Remainder of 2024	$343
2025	688
2026	360
2027	294
2028	228
Thereafter	290
Total	$2,203

For the previously disclosed acquisition of Royal Financial, Inc., as part of the fair value of certificates of deposit, a fair value premium was established of $1.0 million. Approximately $30 thousand and $49 thousand of amortization was taken as income during the quarter ended September 30, 2024 and 2023, respectively. It is estimated amortization to be recorded in future periods is as follows: $27 thousand for the remainder of 2024, $72 thousand in 2025, $38 thousand in 2026, and $16 thousand thereafter.

Note 7 – Deposits

The Bancorp’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	September 30,	December 31,
	2024	2023

Checking	$579,132	$653,529
Savings	279,126	302,782
Money market	328,329	324,993
Certificates of deposit	562,223	532,117
Total deposits	$1,748,810	$1,813,421

The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $132.2 million at September 30, 2024 and $137.1 million at December 31, 2023.

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

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the quarter and nine months ended September 30, 2024 and 2023, are as follows:

	Quarter ended		Nine months ended
(dollars in thousands except per share data)	September 30,		September 30,
	2024	2023	2024	2023
Basic earnings per common share:
Net income as reported	$606	$2,191	$10,029	$6,869
Weighted average common shares outstanding	4,260,809	4,251,920	4,259,063	4,281,205
Basic earnings per common share	$0.14	$0.52	$2.35	$1.60

Diluted earnings per common share:
Net income as reported	$606	$2,191	$10,029	$6,869
Weighted average common shares outstanding	4,260,809	4,251,920	4,259,063	4,281,205
Add: Dilutive effect of unvested restricted stock awards	20,339	9,041	12,601	7,662
Weighted average common and dilutive potential common shares outstanding	4,281,148	4,260,961	4,271,664	4,288,867
Diluted earnings per common share	$0.14	$0.51	$2.35	$1.60

Note 10 - Stock Based Compensation

The Bancorp’s 2015 Stock Option and Incentive Plan (the “Plan”), which was adopted by the Bancorp’s Board of Directors on February 27, 2015, and approved by the Bancorp’s shareholders on April 24, 2015, permits the grant of equity awards for up to 250,000 shares of common stock. The plan was amended and restated effective February 25, 2022. Awards granted under the Plan may be in the form of incentive stock options, non-qualified stock options, unrestricted stock, restricted stock, performance shares, performance units, stock appreciation rights or any combination thereof, as provided in the plan

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the quarter ended September 30, 2024, stock based compensation expense of $138 thousand was recorded, compared to $98 thousand for the quarter ended September 30, 2023. For the nine months ended September 30, 2024, stock based compensation expense of $443 thousand was recorded, compared to $646 thousand for the nine months ended September 30, 2023. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $1.1 million with a weighted average life of 1.7 years.

Restricted stock awards are issued with an award price equal to the market price of the Bancorp’s common stock on the award date and vest three years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Bancorp’s Plan described above for the nine months ended September 30, 2024, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	41,649	$43.87
Granted	19,137	24.31
Vested	(14,576)	35.67
Forfeited	(921)	34.29
Non-vested at September 30, 2024	45,289	$38.44

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

The following table shows the amounts of non-hedging derivative financial instruments:

September 30, 2024
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$4,767	Other liabilities	$4,767
Interest rate lock commitments	Other assets	101	N/A	-
Total		$4,868		$4,767

December 31, 2023
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$5,591	Other liabilities	$5,591
Interest rate lock commitments	Other assets	35	N/A	-
Total		$5,626		$5,591

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Nine Months Ended
(Dollars in thousands)	Statement of Income Classification	2024	2023
Interest rate swap contracts	Fees and service charges	$149	$328
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	66	12
Total		$215	$340

		Quarter Ended
(Dollars in thousands)	Statement of Income Classification	2024	2023
Interest rate swap contracts	Fees and service charges	$179	$(37)
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	65	(36)
Total		$244	$(73)

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2024
Interest rate swap contracts	$4,767	$-	$4,767	$-	$2,300	$2,467
Interest rate lock commitments	101	-	101	-	-	101
Total	$4,868	$-	$4,868	$-	$2,300	$2,568

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2023
Interest rate swap contracts	$5,591	$-	$5,591	$-	$4,050	$1,541
Interest rate lock commitments	35	-	35	-	-	35
Total	$5,626	$-	$5,626	$-	$4,050	$1,576

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2024
Interest rate swap contracts	$4,767	$-	$4,767	$-	$-	$4,767
Total	$4,767	$-	$4,767	$-	$-	$4,767

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2023
Interest rate swap contracts	$5,591	$-	$5,591	$-	$-	$5,591
Total	$5,591	$-	$5,591	$-	$-	$5,591

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2024. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$4,767	$-	$4,767	$-
Interest rate lock commitments	101	-	101	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,168	-	8,168	-
Collateralized mortgage obligations and residential mortgage-backed securities	116,547	-	116,547	-
Municipal securities	223,872	-	223,872	-
Collateralized debt obligations	1,440	-	-	1,440
Total securities available-for-sale	$350,027	$-	$348,587	$1,440

Liabilities:
Interest rate swap contracts	$4,767	$-	$4,767	$-

		Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,591	$-	$5,591	$-
Interest rate lock commitments	35	-	35	-
Available-for-sale debt securities:
U.S. government sponsored entities	7,883	-	7,883	-
Collateralized mortgage obligations and residential mortgage-backed securities	123,464	-	123,464	-
Municipal securities	238,670	-	238,670	-
Collateralized debt obligations	1,357	-	-	1,357
Total securities available-for-sale	$371,374	$-	$370,017	$1,357

Liabilities:
Interest rate swap contracts	$5,591	$-	$5,591	$-

A roll forward of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2023	$1,048
Principal payments	-
Total unrealized gains, included in other comprehensive loss	107
Ending balance, September 30, 2023	$1,155

Beginning balance, January 1, 2024	$1,357
Principal payments	(11)
Total unrealized gains, included in other comprehensive income	94
Ending balance, September 30, 2024	$1,440

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$3,028	$-	$-	$3,028

		Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$8,673	$-	$-	$8,673

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

The following table shows carrying values and related estimated fair values of financial instruments not carried at fair value in the consolidated balance sheets as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	September 30, 2024		Estimated Fair Value Measurements at September 30, 2024 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$71,649	$71,649	$71,649	$-	$-
Loans held-for-sale	2,567	2,603	-	2,603	-
Loans receivable, net	1,489,726	1,437,646	-	-	1,437,646
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,442	7,442	-	7,442	-

Financial liabilities:
Non-interest bearing deposits	285,157	285,157	285,157	-	-
Interest bearing deposits	1,463,653	1,462,990	901,430	561,560	-
Repurchase agreements	43,038	43,031	35,603	7,428	-
Borrowed funds	85,000	84,966	-	84,966	-
Accrued interest payable	772	772	-	772	-

	December 31, 2023		Estimated Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$86,008	$86,008	$86,008	$-	$-
Loans held-for-sale	340	349	-	349	-
Loans receivable, net	1,493,827	1,412,069	-	-	1,412,069
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	8,045	8,045	-	8,045	-

Financial liabilities:
Non-interest bearing deposits	295,594	295,594	295,594	-	-
Interest bearing deposits	1,517,827	1,513,640	985,710	527,930	-
Repurchase agreements	38,124	37,938	31,033	6,905	-
Borrowed funds	80,000	79,791	-	79,791	-
Accrued interest payable	3,065	3,065	-	3,065	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table at September 30, 2024 and December 31, 2023:

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

Note 13 - Borrowings

At September 30, 2024, and December 31, 2023, borrowed funds are summarized below:

	(Dollars in thousands)
	September 30,	December 31,
	2024	2023
Federal Reserve Fixed rate advance with outstanding rate of 4.38% as of December 31, 2023	$-	$80,000
FHLB Fixed rate advance with outstanding rate of 5.00%, maturing October 4, 2024	20,000	-
FHLB Fixed rate advance with outstanding rate of 4.85%, maturing May 16, 2025	10,000	-
FHLB Fixed rate advance with outstanding rate of 4.77%, maturing May 19, 2025	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.38%, maturing August 7, 2028	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.22%, maturing August 7, 2029	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.84%, maturing August 28, 2029	15,000	-
FHLB Fixed rate advance with outstanding rate of 3.74%, maturing August 28, 2029	10,000	-
Total	$85,000	$80,000

At September 30, 2024, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2024	$20,000
2025	20,000
2026	-
2027	-
2028	10,000
2029	35,000
Total	$85,000

As of September 30, 2024, the Bancorp no longer has any outstanding balance under the Federal Reserve’s Bank Term Funding Program (“BTFP”). The Bancorp’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. The Bancorp has available liquidity of $686.0 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources. The Bancorp also maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bancorp did not have a balance on the line of credit at September 30, 2024 or December 31, 2023. The Bancorp did not have other borrowings at September 30, 2024, or as of December 31, 2023.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

(Dollars in thousands)	Nine Months Ended September 30,
	2024	2023

Gain on sale-leaseback transaction, net	$(11,772)	$-

Operating cash flows
Cash paid for amounts included in the measurement of lease liabilities for leases	965	52

ROU assets obtained in the exchange for lease liabilities - Operating leases	16,140	-

Weighted-average remaining lease terms (in years) - Operating leases	14	5

Weighted-average discount rate - Operating leases	7.67%	3.00%

Variable lease Payments	$209	$-

Total lease Costs (1)	1,287	77

(1) Included in Occupancy and equipment costs on the consolidated statements of income

The following table represents the maturity of the Company's operating lease liabilities as of September 30, 2024:

(Dollars in thousands)

Maturity Analysis
Remainder 2024	$377
2025	1,530
2026	1,560
2027	1,591
2028	1,623
2029	1,655
Thereafter	16,798
Total	25,134
Less: Present value discount	(10,022)
Lease liability	$15,111

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Bancorp”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, is a wholly-owned subsidiary of the Bancorp. The Bancorp has no other business activity other than being a holding company for the Bank. The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2024 and December 31, 2023, and the results of operations for the three and nine months ending September 30, 2024, and September 30, 2023. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

At September 30, 2024, the Bancorp had total assets of $2.1 billion, loans receivable, net of deferred fees and costs, of $1.5 billion and total deposits of $1.7 billion. Stockholders' equity totaled $159.6 million or 7.7% of total assets, with a book value per share of $36.99. Net income for the quarter ended September 30, 2024, was $606 thousand, or $0.14 earnings per diluted common share. For the quarter ended September 30, 2024, the return on average assets (ROA) was 0.12%, while the return on average stockholders’ equity (ROE) was 1.60%. Net income for the nine months ended September 30, 2024, was $10.0 million, or $2.35 earnings per diluted common share. For the nine months ended September 30, 2024, the ROA was 0.64%, while the ROE was 4.50%.

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

Numerous actions have been taken to date by the Bank to strengthen its BSA and anti-money laundering compliance practices, policies, procedures, and controls. In this regard, the Bank began developing corrective actions prior to the entry of the Order and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order. These actions include, without limitation, the formation of a Risk Management and Compliance Committee of the board of directors, consisting solely of independent directors, to assist the board in overseeing compliance efforts; enhancing the Bank’s risk management and compliance programs through restructuring reporting lines; improving technology and increasing BSA compliance staff, including hiring senior personnel; making additional investments into processes and system upgrades to strengthen anti-money laundering controls; enhancing education and training of the Bank’s employees responsible for BSA and anti-money laundering compliance; and conducting a look-back review of accounts and transaction activity to identify and properly report suspicious activity and appointing a new Senior Vice President, General Counsel, Corporate Secretary, and Chief Risk Officer of the Bancorp and the Bank with oversight responsibility over the Bank’s enhanced risk management infrastructure, including BSA compliance.

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

Financial Condition

General

During the nine months ended September 30, 2024, total assets decreased by $33.6 million (1.6%), with interest-earning assets decreasing by $43.0 million (2.2%). At September 30, 2024, interest-earning assets totaled $1.92 billion compared to $1.96 billion at December 31, 2023. Earning assets represented 92.4% of total assets at September 30, 2024 and 92.9% of total assets at December 31, 2023.

Loan Portfolio

Net loans receivable totaled $1.51 billion at both September 30, 2024 and December 31, 2023. The loan portfolio, which is the Bancorp’s largest asset, is the primary source of both interest and fee income. The Bancorp’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Bancorp’s end-of-period loan balances were as follows:

	September 30,		December 31,
(Dollars in thousands)	2024		2023
	Balance	% Loans	Balance	% Loans

Residential real estate	$471,156	31.3%	$484,948	32.1%
Home equity	49,106	3.3	46,599	3.1
Commercial real estate	539,971	35.9	503,202	33.4
Construction and land development	87,923	5.8	115,227	7.6
Multifamily	218,037	14.5	219,917	14.6
Consumer	522	0.0	610	0.0
Manufactured Homes	27,462	1.8	30,845	2.0
Commercial business	97,900	6.5	97,386	6.5
Government	12,969	0.9	10,021	0.7
Loans receivable	1,505,047	100.0%	1,508,755	100.0%
Plus:
Net deferred loans origination costs	2,606		3,705
Loan clearing funds	589		135
Loans receivable, net of deferred fees and costs	$1,508,242		$1,512,595

Adjustable rate loans / loans receivable	$772,439	51.3%	$745,635	49.4%

	September 30,	December 31,
	2024	2023

Loans receivable to total assets	72.7%	71.7%
Loans receivable to earning assets	78.7%	77.2%
Loans receivable to total deposits	86.2%	83.4%

Our total commercial real estate portfolio (which is comprised of loans secured by office space, medical office space, and mixed-use retail/office space) totaled $540.0 million as of September 30, 2024, compared to $503.2 million as of December 31, 2023. Given prevailing market conditions such as continued elevated interest rate levels, reduced occupancy as a result of the increase in hybrid work arrangements, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality.

Commercial real estate loans remained our largest loan segment and accounted for 35.8% of the total loan portfolio at September 30, 2024 and 33.4% at December 31, 2023. A further breakdown of the composition of the commercial real estate loan portfolio as of September 30, 2024 and December 31, 2023 is shown in the table below:

Commercial Real Estate (CRE)*
($thousand)	September 30, 2024			December 31, 2023
	# Loans	$ Amount	% of Total Gross Loans	# Loans	$ Amount	% of Total Gross Loans
CRE Owner Occupied (CRE OO)
Food Services & Drinking Places	68	$31,584	2.1%	67	$31,171	2.1%
Ambulatory Health Care Services	34	29,392	2.0%	34	28,346	1.9%
Gasoline Stations & Fuel Dealers	25	26,055	1.7%	23	25,673	1.7%
Repair and Maintenance	30	13,164	0.9%	32	11,135	0.7%
Merchant Wholesalers, Durable Goods	14	12,520	0.8%	16	13,412	0.9%
Specialty Trade Contractors	30	12,287	0.8%	28	8,527	0.6%
Personal and Laundry Services	32	10,979	0.7%	32	11,352	0.8%
Professional, Scientific, and Technical Services	29	10,869	0.7%	30	11,461	0.8%
Truck Transportation	11	10,408	0.7%	10	10,499	0.7%
Other	192	79,762	5.3%	183	68,385	4.5%
Total CRE Owner Occupied (CRE OO)	465	$237,020	15.7%	455	$219,961	14.6%
					$200.0
CRE Non Owner Occupied (CRE NOO)
Strip Centers - Lessors	160	$125,382	8.3%	157	$124,096	8.2%
Hotels	18	49,305	3.3%	16	42,527	2.8%
Office Properties - Lessors	57	42,364	2.8%	54	41,208	2.7%
Industrial Properties - Lessors	59	40,007	2.7%	59	38,895	2.6%
Special Use - Lessors	10	11,631	0.8%	12	10,863	0.7%
Big Box Retail - Lessors	2	8,288	0.6%	2	8,538	0.6%
MiniWarehouses - Lessors	17	8,118	0.5%	16	7,934	0.5%
Other	20	17,856	1.2%	14	9,180	0.6%
Total CRE Non Owner Occupied (CRE NOO)	343	$302,951	20.1%	330	$283,241	18.8%

Total Commercial Real Estate (OO & NOO)	808	$539,971	35.9%	785	$503,202	33.4%

Total Gross Loans		$1,505,047			$1,508,755

* North American Industry Classification System (NAICS) classification coding for CRE loans began in 2023, similar NAICS 2022 proforma was not available to report.

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

The following table sets forth certain information at September 30, 2024, regarding the dollar amount of loans in the Bancorp’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bancorp the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$5,749	$24,109	$89,736	$351,562	$471,156
Home equity	11,108	193	4,884	32,921	49,106
Commercial real estate	24,683	149,275	365,370	644	539,972
Construction and land development	28,276	23,295	29,611	6,741	87,923
Multifamily	16,281	86,766	114,990	-	218,037
Consumer	188	316	18	-	522
Manufactured Homes	2	128	8,926	18,406	27,462
Commercial business	34,172	44,695	18,564	469	97,900
Government	1,945	9,769	1,255	-	12,969
Total loans receivable	$122,404	$338,546	$633,354	$410,743	$1,505,047

The Bancorp primarily focuses on originating fixed-rate residential real estate loans for sale on the secondary markets. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Bancorp will also retain mortgages, which are primarily construction loans and adjustable-rate loans with a fixed-rate period of 7 years or less. During the nine months September 30, 2024, the Bancorp originated $22.5 million in new fixed rate mortgage loans for sale, compared to $30.4 million during the nine months ended September 30, 2023. Net gains realized from the mortgage loan sales totaled $810 thousand for the nine months ended September 30, 2024, compared to $729 thousand for the nine months ended September 30, 2023. The decline in originations and increase in net gains realized from mortgage loan sales for the nine months ended September 30, 2024, compared to the prior year period is due to the receipt of additional gain on sale. based on loan performance. from loans sold to Federal Home Loan Bank of Indianapolis in previous years. At September 30, 2024, the Bancorp had $2.6 million in loans that were classified as held for sale, compared to $340 thousand at December 31, 2023.

Asset Quality

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. The Bancorp will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2024	December 31, 2023
Residential real estate	$3,075	$2,824
Home equity	456	468
Commercial real estate	2,614	1,545
Construction and land development	659	-
Multifamily	3,526	3,715
Commercial business	3,476	2,897
Consumer	-	2
Manufactured homes	-	-
Government	-	-
Total	$13,806	$11,451
Nonperforming loans to total loans	0.92%	0.76%
Nonperforming loans to total assets	0.66%	0.54%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2024 or December 31, 2023.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2024	December 31, 2023
Residential real estate	$3,165	$2,098
Home equity	464	479
Commercial real estate	2,936	2,544
Construction and land development	2,294	-
Multifamily	3,716	4,245
Commercial business	3,476	2,896
Consumer	-	2
Manufactured homes	130	-
Government	-	-
Total	$16,181	$12,264

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2024	December 31, 2023
Residential real estate	$4,542	$3,084
Home equity	484	168
Commercial real estate	6,687	7,434
Construction and land development	4,543	6,902
Multifamily	5,356	-
Commercial business	5,013	1,610
Consumer	-	-
Manufactured homes	-	-
Government	-	-
Total	$26,625	$19,198

At September 30, 2024, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or non-accrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

The allowance for credit losses (ACL) is a valuation allowance for expected losses over the estimated life of loan portfolio, increased by the provision for credit losses, and decreased by charge-offs net of recoveries. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. The determination of the amounts of the ACL and provisions for credit losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability and reasonable and supportable forecasts as of the reporting date. The appropriateness of the current period provision and the overall adequacy of the ACL are determined through a disciplined and consistently applied quarterly process that reviews the Bancorp’s current credit risk within the loan portfolio and identifies the required allowance for credit losses given the current risk estimates.

The Bancorp's (release of) provision for credit losses for the period ended are summarized below:

(Dollars in thousands)
	Three months ended,	Nine months ended
Loan Segment	September 30, 2024	September 30, 2024
Residential real estate	$170	$462
Home equity	107	136
Commercial real estate	(622)	(766)
Construction and land development	(261)	(1,400)
Multifamily	650	631
Commercial business	(179)	369
Consumer	16	51
Manufactured homes	90	66
Government	28	53
Total	$(0)	$(397)

The Bancorp's provision for credit losses for the period ended are summarized below:

(Dollars in thousands)
	Three months ended,	Nine months ended,
Loan Segment	September 30, 2023	September 30, 2023
Residential real estate	$(154)	$(607)
Home equity	41	183
Commercial real estate	426	598
Construction and land development	(195)	416
Multifamily	(115)	(329)
Commercial business	463	1,118
Consumer	18	30
Manufactured homes	(12)	42
Government	16	11
Total	$488	$1,462

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	For the three months ended September 30, 2024
Loan Segment	Charge-off	Recoveries	Net (Charge-offs)
Residential real estate	$(28)	$9	$(19)
Home equity	-	-	-
Commercial real estate	-	1	1
Construction and land development	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Commercial business	(2)	222	220
Consumer	(17)	1	(16)
Manufactured homes	-	-
Government	-	-	-
Total	$(47)	$233	$186

(Dollars in thousands)	(unaudited)
	As of the three months ended September 30, 2023
Loan Segment	Charge-off	Recoveries	Net (Charge-offs)
Residential real estate	$-	$11	$11
Home equity	-	-	-
Commercial real estate	1	1	2
Construction and land development	-	-	-
Multifamily	-	45	45
Farmland	-	-	-
Commercial business	(622)	18	(604)
Consumer	(20)	1	(19)
Manufactured homes	-	-
Government	-	-	-
Total	$(641)	$76	$(565)

The Bancorp's charge-off and recovery information is summarized below:

(Dollars in thousands)	(unaudited)
	For the nine months ended September 30, 2024
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs)
Residential real estate	$(28)	$30	$2
Home equity	-	-	-
Commercial real estate	-	3	3
Construction and land development	-	-	-
Multifamily	(66)	31	(35)
Commercial business	(2)	230	228
Consumer	(60)	7	(53)
Manufactured homes	-	-	-
Government	-	-	-
Total	$(156)	$301	$145

(Dollars in thousands)	(unaudited)
	For the nine months ended September 30, 2023
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs)
Residential real estate	$-	$74	$74
Home equity	-	-	-
Commercial real estate	(371)	2	(369)
Construction and land development	-	-	-
Multifamily	-	131	131
Commercial business	(1,065)	166	(899)
Consumer	(60)	7	(53)
Manufactured homes	-	-	-
Government	-	-	-
Total	$(1,496)	$380	$(1,116)

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

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	September 30, 2024	December 31, 2023

Allowance for credit losses	$18,516	$18,768
Total loans	$1,508,242	$1,512,595
Non-performing loans	$13,806	$11,451
ACL-to-total loans	1.23%	1.24%
ACL-to-non-performing loans (coverage ratio)	134.1%	163.9%

Investment Portfolio

The primary objective of the Bancorp’s investment portfolio is to provide for the liquidity needs of the Bancorp and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $350.0 million at September 30, 2024, compared to $371.4 million at December 31, 2023, a decrease of $21.3 million (5.7%). The decrease in securities available for sale on a year to date basis was due to a combination of a sale of $15.1 million in securities and portfolio runoff. Unrealized losses were $63.5 million as of September 30, 2024, compared to $67.9 million on December 31, 2023, a decrease of $4.4 million or 6.5%. The yield on the securities portfolio was 2.39% for both the nine months ended September 30, 2024 and the nine months ended September 30, 2023. Management did not execute any securities sale transactions during the quarter but will continue to monitor the securities portfolio for additional restructuring opportunities. At September 30, 2024, the securities portfolio represented 18.3% of interest-earning assets and 16.9% of total assets compared to 19.0% of interest-earning assets and 17.6% of total assets at December 31, 2023.

The Bancorp’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30,		December 31,
(Dollars in thousands)	2024		2023
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$8,168	2.3%	$7,883	2.1%
Collateralized mortgage obligations and residential mortgage-backed securities	116,547	33.3	123,464	33.2
Municipal securities	223,872	64.0	238,670	64.3
Collateralized debt obligations	1,440	0.4	1,357	0.4
Total securities available-for-sale	$350,027	100.0%	$371,374	100.0%

	September 30,	December 31,	YTD
(Dollars in thousands)	2024	2023	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$48,025	$67,647	$(19,622)	-29.0%
Fed funds sold	553	419	134	32.0%
Federal Home Loan Bank stock	6,547	6,547	-	-

The decrease in interest bearing deposits in other financial institutions is the result of the timing of cash flows.

The contractual maturities and weighted average yields for the U.S. government agency securities, municipal securities, and collateralized debt obligations at September 30, 2024, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	0.00%	$8,168	1.00%	$-	0.00%	$-	0.00%	$8,168
Collateralized mortgage obligations and residential mortgage- backed securities:	2	3.45%	-	0.00%	-	0.00%	116,546	1.56%	$116,548
Municipal Securities:	249	3.78%	1,849	2.29%	24,185	3.13%	197,588	2.67%	223,872
Trust Preferred	-		-		-		-		-
Securities:	-	0.00%	-	0.00%	-	0.00%	1,440	7.75%	1,440
Totals	$251	3.81%	$10,017	1.24%	$24,185	3.13%	$315,574	2.70%	$350,027

Deposits

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Bancorp offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Bancorp’s end-of-period deposit portfolio balances were as follows:

			YTD
(Dollars in thousands)	September 30,	December 31,	Change
	2024	2023	$	%

Checking	$579,132	$653,529	$(74,397)	-11.4%
Savings	279,126	302,782	(23,656)	-7.8%
Money market	328,329	324,993	3,336	1.0%
Certificates of deposit	562,223	532,117	30,106	5.7%
Total deposits	$1,748,810	$1,813,421	$(64,611)	-3.6%

As of September 30, 2024, deposits totaled $1.7 billion, compared to $1.8 billion on December 31, 2023 a decrease of $64.6 million or 3.6%. Core deposits totaled $1.2 billion at September 30, 2024 compared to $1.3 billion on December 31, 2023, a decrease of $94.7 million or 7.4%. Core deposits include checking, savings, and money market accounts and represented 67.9% of the Bancorp’s total deposits at September 30, 2024. On September 30, 2024, balances for certificates of deposit totaled $562.2 million, compared to $532.1 million on December 31, 2023, an increase of $30.1 million or 5.7%. The decrease in deposits is primarily related to cyclical inflows and outflows related to a number of municipality depositors and planned adjustments to deposit pricing.

Non-interest checking account balances decreased $74.4 million and interest bearing savings account balances decreased $23.7 million in the first nine months of 2024 as municipal and non-interest bearing customers deployed their excess cash balances. Money market account balances increased by $3.3 million during the first nine months of 2024 due to consumer preferences. Certificates of deposits increased by $30.1 million in the first nine months of 2024 reflecting our increases in offered interest rates. We strive to maintain balances of personal and business checking and savings accounts through our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 16.7% of total deposits at September 30, 2024 and 18.6% of total deposits at December 31, 2023. Interest bearing demand accounts, including money market and savings accounts, comprised 51.2% of total deposits at September 30, 2024 and 52.0% at December 31, 2023. Time accounts as a percentage of total deposits were 32.1% at September 30, 2024 and 29.3% at December 31, 2023.

The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated in thousands (000’s).

	Nine Months Ended		Year to Date
	September 30, 2024		December 31, 2023
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$291,161	-	$323,694	-
Interest bearing demand deposits	314,374	0.91	344,449	0.96
MMDA accounts	320,777	3.39	284,910	2.73
Savings accounts	292,812	0.05	343,008	0.05
Certificates of deposit	536,719	3.96	488,025	2.91
Total deposits	$1,755,843	2.40	$1,784,086	1.43

The increase in deposit rates in the nine months ended September 30, 2024 as compared to full year ending December 31, 2023 is primarily the result of the increase in short-term market interest rates and deposit product migration experienced throughout 2023 and continuing in the first nine months of 2024.

Borrowed Funds

The Bancorp’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Bancorp’s end-of-period borrowing balances were as follows:

	September 30,	December 31,	YTD
(Dollars in thousands)	2024	2023	Change
	Balance	Balance	$	%

Repurchase agreements	$43,038	$38,124	$4,914	12.9%
Borrowed funds	85,000	80,000	5,000	6.3%
Total borrowed funds	$128,038	$118,124	$9,914	8.4%

Borrowings and repurchase agreements totaled $128.0 million at September 30, 2024 compared to $118.1 million at December 31, 2023, an increase of $9.9 million or 8.4%. The change in short-term borrowings from December 31, 2023 was the result of cyclical inflows and outflows of interest-earning assets and interest-bearing liabilities. During the quarter ending September 30, 2024, the Bancorp terminated its involvement in the Bank Term Funding Program (the “BTFP”) and paid off its outstanding balance of $60 million, in full, through a utilization of excess liquidity and FHLB advances. As of September 30, 2024, 72% of our deposits are fully FDIC insured, and another 7% are further backed by the Indiana Public Deposit Insurance Fund. The Bancorp’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. As of September 30, 2024, the Bancorp had available liquidity of $686 million including borrowing capacity from the FHLB and Federal Reserve facilities.

Other assets totaled $40.9 million at September 30, 2024, compared to $45.3 million at December 31, 2023. The decrease in other assets is primarily related to decreased fair value of the Bancorp’s interest rate swap contract derivative. Other liabilities totaled $38.3 million at September 30, 2024, compared to $29.4 million at December 31, 2023. The increase in other liabilities is primarily related to the sale-leaseback transaction executed on February 22, 2024 with MountainSeed Real Estate Services, LLC (the “Buyer”). Under the Sale Agreement, the Bank also entered into lease agreements (the “Lease Agreements”) with the Buyer under which the Bank leases each of the Properties. Each of the Lease Agreements became effective upon the closing of the sale-leaseback transaction and have an initial term of 15 years.

Market Risk and Interest Rate Sensitivity

General

Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Bancorp incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of September 30, 2024, the Bancorp has identified interest rate risk as our primary source of market risk.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2024 (dollars in millions):

Interest Rate Scenario	EVE*	Percent Change	Net interest income	Percent Change
+300 Bps	$413.0	-18.4%	$52.3	-4.7%
+200 Bps	$459.0	-9.3%	$53.7	-2.2%
+100 Bps	$490.0	-3.2%	$54.6	-0.5%
No change	$506.0	0.0%	$54.9	0.0%
-100 Bps	$511.0	1.0%	$54.9	0.0%
-200 Bps	$499.0	-1.4%	$55.4	0.9%
-300 Bps	$471.0	-6.9%	$56.6	3.1%

* Economic Value of Equity ("EVE") at Risk

If interest rates were to decrease, this analysis suggests that we are positioned for an improvement in net interest income over the next twelve months. If interest rates were to increase, this analysis suggests we would experience a reduction in net interest income over the next twelve months.

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

Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLB. At September 30, 2024, we had seven outstanding advances totaling $85 million and the ability to borrow up to $398.3 million from the FHLB. We also have the ability to borrow from the Federal Reserve Bank of Chicago. At September 30, 2024, we had no outstanding balance from the Federal Reserve Bank of Chicago through the BTFP. At September 30, 2024, cash and cash equivalents were $71.6 million and secured borrowing capacity at the Federal Reserve Bank totaled $246.6 million, providing total liquidity sources of $685.9 million.

The following table shows the Bancorp’s sources of liquidity as of September 30, 2024 and December 31, 2023:

	Sources of Liquidity
	As of September 30, 2024		As of December 31, 2023
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$85,000	$398,286	$-	$592,575
Bank Term Funding and Fed Discount Window	-	246,629	80,000	206,440
Fed Funds Lines	-	16,000	-	16,000
Other Line of Credit	-	25,000	-	25,000
Total	$85,000	$685,915	$80,000	$840,015

During the nine months ended September 30, 2024, cash and cash equivalents decreased by $14.4 million compared to a $40.4 million increase for the nine months ended September 30, 2023. The primary sources of cash and cash equivalents were changes in other borrowings, sales of loans originated for sale, proceeds from the maturity and paydown of securities, and change in repurchase agreements. The primary uses of cash and cash equivalents were loan originations. Cash used in operating activities totaled $1.0 million for the nine months ended September 30, 2024, compared to cash provided of $22.4 million for the nine months ended September 30, 2023. Cash used in operating activities was primarily a result of net income and sale of loans originated for sale, offset by loans originated for sale and net change in accrued expenses and other liabilities. Cash provided by investing activities totaled $43.0 million for the current period, compared to cash provided in investing activities of $363 thousand for the nine months ended September 30, 2023. Cash provided by investing activities for the current nine-month period was primarily related to net change in loans receivable, proceeds from security sales, and proceeds from the sale leaseback transaction. Cash used in financing activities totaled $56.3 million during the current period compared to net cash provided by financing activities of $17.6 million for the nine months ended September 30, 2023. The net cash used in financing activities was primarily the result of net change in deposits and change in other borrowed funds, offset against borrowings of FHLB advances. On a cash basis, the Bancorp paid dividends on common stock of $1.6 million for the nine months ended September 30, 2024, and $4.0 million for the nine months ended September 30, 2023.

At September 30, 2024, outstanding commitments to fund loans totaled $268.3 million. Approximately 54.0% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third-party, totaled $16.7 million at September 30, 2024. Management believes that the Bancorp has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2024, stockholders' equity increased by $12.2 million (8.3%). During the nine months ended September 30, 2024, stockholders’ equity was primarily increased by net income of $10.0 million and other comprehensive losses as the result of market value changes within the securities portfolio of $3.4 million offset by dividends declared of $1.6 million. On April 24, 2014, the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first nine months of 2024 or 2023. During 2024, 14,974 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the financial statements, of which 3,364 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.

The Bank is subject to risk-based capital guidelines adopted by the FDIC. The regulations divide capital into multiple tiers. The first tier (Common Equity Tier 1 Capital) includes common shareholders’ equity, after deductions for various items including goodwill and certain other intangible assets, and after certain other adjustments. Common Equity Tier 1 Capital also includes accumulated other comprehensive income (for organizations that do not make opt-out elections). The next tier (Tier 1 Capital) is comprised of Common Equity Tier 1 Capital plus other qualifying capital instruments such as perpetual noncumulative preferred stock and junior subordinated debt issued to trusts, and other adjustments. The third tier (Tier 2 Capital) includes instruments such as subordinated debt that have a minimum original maturity of at least five years and are subordinated to the claims of depositors and general creditors, total capital minority interest not included in Tier 1 Capital, and limited amounts of the allowance for credit losses, less applicable regulatory adjustments and deductions. Pursuant to the above capital regulations, the Bank is required to maintain a Common Equity Tier 1 Capital ratio of 4.5%, a Tier 1 Capital ratio of 6%, and a Total Capital ratio (comprised of Tier 1 Capital plus Tier 2 Capital) of 8%. In addition, the capital regulations provide for a minimum leverage ratio (Tier 1 capital to adjusted average assets) of 4%.

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

During the nine months ended September 30, 2024, the Bancorp’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Bancorp currently holds pooled collateralized debt obligations with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $7.9 million of risk-based assets are generated by the collateralized debt obligations in the Bancorp’s and Bank’s total risk based capital calculation.

In addition, the following table shows that, at September 30, 2024, and December 31, 2023, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324.

(Dollars in thousands)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$176,335	11.10%	$71,924	4.50%	$103,890	6.50%
Tier 1 capital to risk-weighted assets	$176,335	11.10%	$95,898	6.00%	$127,865	8.00%
Total capital to risk-weighted assets	$193,963	12.14%	$127,865	8.00%	$159,831	10.00%
Tier 1 capital to adjusted average assets	$176,335	8.38%	$84,679	4.00%	$105,849	5.00%

(Dollars in thousands)					Minimum Required To Be
			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$168,263	10.43%	$72,643	4.50%	$104,928	6.50%
Tier 1 capital to risk-weighted assets	$168,263	10.43%	$96,857	6.00%	$129,142	8.00%
Total capital to risk-weighted assets	$183,315	11.36%	$129,142	8.00%	$161,428	10.00%
Tier 1 capital to adjusted average assets	$168,260	7.78%	$86,561	4.00%	$108,201	5.00%

The Bancorp’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Bancorp. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. See “– Regulatory Developments Regarding the Bancorp and the Bank – Memorandum of Understanding” above. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Assuming receipt of regulatory approval for all cash dividends declared by the Bank under the terms of the MOU, the aggregate amount of dividends that the Bank is eligible to declare in 2024, without the need for qualifying for a further exemption or prior DFI approval under the terms of Indiana law described above, is its 2024 net income. On September 20, 2024, the Board of Directors of the Bancorp declared the third quarter dividend of $0.12 per share. The Bancorp’s third quarter dividend was paid to shareholders on October 31, 2024 to shareholders of record on October 18, 2024.

Results of Operations - Comparison of the Quarter Ended September 30, 2024 to the Quarter Ended September 30, 2023

For the quarter ended September 30, 2024, the Bancorp reported net income of $606 thousand, compared to net income of $2.2 million for the quarter ended September 30, 2023, a decrease of $1.6 million (72.3%). For the quarter ended September 30, 2024, the ROA was 0.12%, compared to 0.42 % for the quarter ended September 30, 2023. The ROE was 1.60% for the quarter ended September 30, 2024, compared to 6.55% for the quarter ended September 30, 2023.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2024			September 30, 2023
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$54,084	$665	4.92	$33,201	$347	4.18
Federal funds sold	682	9	5.28	930	11	4.73
Certificates of deposit in other financial institutions	-	-	-	-	13	-
Securities available-for-sale	342,451	2,031	2.37	362,981	2,191	2.41
Loans receivable	1,506,967	19,660	5.22	1,526,459	19,161	5.02
Federal Home Loan Bank stock	6,547	107	6.54	6,547	55	3.36
Total interest earning assets	1,910,731	$22,472	4.70	1,930,118	$21,778	4.51
Cash and non-interest bearing deposits in other financial institutions	22,478			19,116
Allowance for credit losses	(18,482)			(19,684)
Other noninterest bearing assets	155,997			154,221
Total assets	$2,070,724			$2,083,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,451,414	$8,946	2.47	$1,451,820	$7,066	1.95
Repurchase agreements	43,074	435	4.04	46,025	441	3.83
Borrowed funds	95,224	1,085	4.56	101,683	1,138	4.48
Total interest bearing liabilities	1,589,712	$10,466	2.63	1,599,528	$8,645	2.16
Non-interest bearing deposits	287,507			316,084
Other noninterest bearing liabilities	41,696			34,332
Total liabilities	1,918,915			1,949,944
Total stockholders' equity	151,809			133,827
Total liabilities and stockholders' equity	$2,070,724			$2,083,771

Return on average assets	0.12%			0.42%
Return on average equity	1.60%			6.55%
Net interest margin (average earning assets)	2.51%			2.72%
Net interest margin (average earning assets) - tax equivalent	2.66%			2.87%
Net interest spread	2.07%			2.35%
Ratio of interest-earning assets to interest-bearing liabilities	1.20x			1.21x

In the third quarter 2024 earnings release on October 29, 2024, we reported a September 30, 2024 quarterly average balance in interest bearing deposits in other financial institutions of $44.4 million with an associated rate of 6.00%, quarterly interest earning asset rate of 4.73%, quarterly average balance in cash and non-interest bearing deposits in other financial institutions of $32.2 million, quarterly net interest margin of 2.53%, quarterly net interest margin (tax equivalent) of 2.67%, and net interest spread of 2.10%.  Each of these amounts have been revised to reflect the actual average balance and associated yields during the quarter ended September 30, 2024.

Net interest income for the quarter ended September 30, 2024, was $12.0 million, a decrease of $1.1 million (8.6%), compared to $13.1 million for the quarter ended September 30, 2023. The weighted-average yield on interest-earning assets was 4.70% for the quarter September 30, 2024, compared to 4.51% for the quarter ended September 30, 2023. The weighted-average cost of interest-bearing liabilities for the quarter ended September 30, 2024, was 2.63% compared to 2.16% for the quarter ended September 30, 2023. The impact of the 4.70% return on interest-earning assets and the 2.63% cost of interest-bearing liabilities resulted in an interest rate spread of 2.07% for the current quarter, a decrease from the 2.35% spread for the quarter ended September 30, 2023. On a tax adjusted basis, the Bancorp’s net interest margin was 2.66% for the quarter ended September 30, 2024, compared to 2.87% for the quarter ended September 30, 2023. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Quarter Ended,
(unaudited)	September 30, 2024	September 30, 2023
Calculation of tax adjusted net interest margin
Net interest income	$12,006	$13,133
Tax adjusted interest on securities and loans	678	730
Adjusted net interest income	$12,684	$13,863
Total average earning assets	1,910,731	1,930,118
Tax adjusted net interest margin	2.66%	2.87%

The decreased net interest income and net interest margin for the quarter ended September 30, 2024, was primarily the result of higher cost of interest-bearing liabilities resulting from the higher rate environment year over year. We anticipate that year over year compression in net interest margin may continue, however recent Federal Reserve target rate reductions may reduce or reverse such compression, as our interest-bearing liabilities are able to reprice at lower rates.

The following table shows the change in noninterest income for the quarter ending September 30, 2024, and September 30, 2023.

(Dollars in thousands)	Quarter Ended September 30,		9/30/2024 vs. 9/30/2023
	2024	2023	$ Change	% Change
Noninterest income:
Fees and service charges	$1,463	$1,374	$89	6.5%
Wealth management operations	731	572	159	27.8
Gain on sale of loans held-for-sale, net	338	192	146	76.0
Increase in cash value of bank owned life insurance	205	193	12	6.2
Gain (loss) on sale of real estate	-	2	(2)	(100.0)
Other	130	64	66	103.1

Total noninterest income	$2,867	$2,397	$470	19.6%

The increase noninterest income is primarily the result of higher income from fees and service charges, Wealth management operations, and increased gains on sale of loans.

The following table shows the change in noninterest expense for the quarter ending September 30, 2024, and September 30, 2023.

(Dollars in thousands)	Quarter Ended September 30,		9/30/2024 vs. 9/30/2023
	2024	2023	$ Change	% Change

Noninterest expense:
Compensation and benefits	$6,963	$6,729	$234	3.5%
Occupancy and equipment	2,170	1,711	459	26.8
Data processing	1,165	1,085	80	7.4
Marketing	209	235	(26)	(11.1)
Impairment charge on assets held for sale	-	-	-	0.0
Federal deposit insurance premiums	435	474	(39)	(8.2)
Professional services	-	-	-	0.0
Net (gain) recognized on sale of premises and equipment	-	-	0	0.0
Other	3,532	3,259	273	8.4

Total noninterest expense	$14,474	$13,493	$981	7.3%

Increases in non-interest expenses during the quarter ended September 30, 2024 were primarily attributable to higher operating cost in occupancy and equipment, higher compensation and benefits expenses, higher data processing, and non-recurring consulting fees and legal expenses offset by lower marketing expenses and federal deposit insurance premiums. Management also continues to maintain discipline in staffing.

The benefit for income taxes was $207 thousand for the quarter ended September 30, 2024, as compared to the benefit of $398 thousand for the quarter ended September 30, 2023. The effective tax rate was negative 51.9% for the quarter ended September 30, 2024, as compared to 3.9% for the quarter ended September 30, 2023. The Bancorp’s lower current effective tax rate for the quarter ended September 30, 2024, is a result of updated estimated tax accrual.

Results of Operations - Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024, the Bancorp reported net income of $10.0 million, an increase of $3.2 million (46.0%) compared the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the ROA was 0.64%, compared to 0.44% for the nine months ended September 30, 2023. The ROE was 4.50% for the nine months ended September 30, 2024, compared to 6.68% for the nine months ended September 30, 2023.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities derives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2024			September 30, 2023
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS		`
Interest bearing deposits in other financial institutions	$61,107	$2,317	5.06	$31,171	$1,112	4.76
Federal funds sold	919	29	4.21	1,158	38	4.38
Certificates of deposit in other financial institutions	-	-	-	1,169	44	5.02
Securities available-for-sale	348,269	6,239	2.39	369,897	6,631	2.39
Loans receivable	1,504,197	57,713	5.12	1,519,981	55,481	4.87
Federal Home Loan Bank stock	6,547	285	5.80	6,547	221	4.50
Total interest earning assets	1,921,039	$66,583	4.62	1,929,923	$63,527	4.39
Cash and non-interest bearing deposits in other financial institutions	19,598			18,723
Allowance for credit losses	(18,670)			(17,619)
Other noninterest bearing assets	155,433			154,227
Total assets	$2,077,400			$2,085,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,464,682	$26,350	2.40	$1,455,410	$17,258	1.58
Repurchase agreements	40,879	1,204	3.93	33,170	892	3.59
Borrowed funds	90,423	3,189	4.70	102,864	3,537	4.58
Total interest bearing liabilities	1,595,984	$30,743	2.57	1,591,444	$21,687	1.82
Non-interest bearing deposits	291,161			326,431
Other noninterest bearing liabilities	41,540			30,178
Total liabilities	1,928,685			1,948,053
Total stockholders' equity	148,715			137,201
Total liabilities and stockholders' equity	$2,077,400			$2,085,254

Return on average assets	0.64%			0.44%
Return on average equity	4.50%			6.68%
Net interest margin (average earning assets)	2.49%			2.89%
Net interest margin (average earning assets) - tax equivalent	2.63%			3.04%
Net interest spread	2.05%			2.57%
Ratio of interest-earning assets to interest-bearing liabilities	1.20x			1.21x

In the third quarter 2024 earnings release on October 29, 2024, we reported a September 30, 2024 nine months ended average balance in interest bearing deposits in other financial institutions of $51.5 million with an associated rate of 6.00%, quarterly interest earning asset rate of 4.64%, quarterly average balance in cash and non-interest bearing deposits in other financial institutions of $29.2 million, quarterly net interest margin of 2.50%, quarterly net interest margin (tax equivalent) of 2.64%, and net interest spread of 2.07%.  Each of these amounts have been revised to reflect the actual average balance and associated yields during the nine months ended September 30, 2024.

Net interest income for the nine months ended September 30, 2024, was $35.8 million, a decrease of $6.0 million (14.3%), compared to $41.8 million for the nine months ended September 30, 2023. The weighted-average yield on interest-earning assets was 4.62% for the nine months ended September 30, 2024, compared to 4.39% for the nine months ended September 30, 2023. The weighted-average cost of interest-bearing liabilities for the nine months ended September 30, 2024, was 2.57% compared to 1.82% for the nine months ended September 30, 2023. The impact of the 4.62% return on interest-earning assets and the 2.57% cost of interest-bearing liabilities resulted in an interest rate spread of 2.05% for the nine months ended September 30, 2024, a decrease from the 2.57% spread for the nine months ended September 30, 2023. On a tax adjusted basis, the Bancorp’s net interest margin was 2.63% for the nine months ended September 30, 2024, compared to 3.04% for the nine months ended September 30, 2023. The Bancorp believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Nine months ended,
(unaudited)	September 30, 2024	September 30, 2023
Calculation of tax adjusted net interest margin
Net interest income	$35,840	$41,840
Tax adjusted interest on securities and loans	2,054	2,234
Adjusted net interest income	$37,894	$44,074
Total average earning assets	1,921,039	1,929,923
Tax adjusted net interest margin	2.63%	3.04%

The decreased net interest income and net interest margin for the nine months ended September 30, 2024, was primarily the result of higher cost of funds resulting from the higher rate environment year over year. We anticipate that year over year compression in net interest margin may continue, however recent Federal Reserve target rate reductions may reduce or reverse such compression, as our interest-bearing liabilities are able to reprice at lower rates.

The following table shows the change in noninterest income for the nine months ending September 30, 2024, and September 30, 2023.

(Dollars in thousands)	Nine Months Ended September 30,		9/30/2024 vs. 9/30/2023
	2024	2023	$ Change	% Change

Noninterest income:
Fees and service charges	$3,873	$4,517	$(644)	(14.3)%
Wealth management operations	2,127	1,812	315	17.4
Gain on sale of loans held-for-sale, net	810	729	81	11.1
Loss on sale of securities, net	(531)	(48)	(483)	1006.3
Increase in cash value of bank owned life insurance	610	573	37	6.5
Gain (loss) on sale of real estate	11,873	(13)	11,886	(91430.8)
Other	154	441	(287)	(65.1)

Total noninterest income	$18,916	$8,011	$10,905	136.1%

The increase in noninterest income was due primarily to the gain on the sale-leaseback transaction executed on February 22, 2024 with MountainSeed, Real Estate Services, LLC (the “Buyer”). The decrease in fees and service charges is primarily the result of decreased fee income from interest rate swap transactions occurring during the nine month period. The increase in gain on sale of loans, for the nine-month period, is the result of higher consumer demand for fixed-rate mortgage products in the lower-rate environment. The increase in the loss on the sale of securities, net for the nine-month period related to management election to sell certain securities for interest rate risk purposes and redeploy proceeds into higher yielding assets.

The following table shows the change in noninterest expense for the nine months ending September 30, 2024, and September 30, 2023.

(Dollars in thousands)	Nine Months Ended September 30,		9/30/2024 vs. 9/30/2023
	2024	2023	$ Change	% Change

Noninterest expense:
Compensation and benefits	$21,109	$21,365	$(256)	(1.2)%
Occupancy and equipment	6,205	4,898	1,307	26.7
Data processing	3,470	3,465	5	0.1
Marketing	579	649	(70)	(10.8)
Federal deposit insurance premiums	1,333	1,511	(178)	(11.8)
Professional services	4,064	2,858	1,206	42.2
Net (gain) recognized on sale of premises and equipment	1,734	1,280	454	35.5
Other	5,401	5,689	(288)	(5.1)

Total noninterest expense	$43,895	$41,715	$2,180	5.2%

Increases in non-interest expenses during the nine months ended September 30, 2024, were primarily attributable to higher non-recurring consulting and legal expenses. The increase in occupancy and equipment expenses for the nine months ended September 30, 2024, is primarily related to higher operating costs and additional lease expense associated with sale leaseback transaction. Management also continues to maintain discipline in staffing. Compensation and benefits expense declined by 1.2% for the nine months ended September 30, 2024, compared to September 30, 2023.

The provision for income taxes was $756 thousand for the nine months ended September 30, 2024, as compared to the provision of $21 thousand for the nine months ended September 30, 2023. The effective tax rate was 7.0% for the nine months ended September 30, 2024, as compared to 0.30% for the nine months ended September 30, 2023. The Bancorp’s year-to-date effective tax rate for the nine months ended September 30, 2024, was increased primarily due to an increase in pre tax income along with a reduction in the overall tax benefits recognized during the period.

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

The Bancorp maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Bancorp in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bancorp's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Bancorp's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2024, the Bancorp’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Bancorp under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Bancorp's internal control over financial reporting identified in connection with the Bancorp’s evaluation of controls that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Bancorp's internal control over financial reporting.

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

On April 24, 2014 the Bancorp’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Bancorp’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended September 30, 2024 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2024 – January 31, 2024	-	N/A	-	48,828
February 1, 2024 – February 28, 2024	-	N/A	-	48,828
March 1, 2024 – March 31, 2024	2,816	$24.11	-	48,828
April 1, 2024 – April 30, 2024	-	N/A	-	48,828
May 1, 2024 – May 31, 2024	76	$24.48	-	48,828
June 1, 2024 – June 30, 2024	472	$24.55	-	48,828
July 1, 2024 – July 31, 2024	-	N/A	-	48,828
August 1, 2024 – August 31, 2024	-	N/A	-	48,828
September 1, 2024 – September 30, 2024	-	N/A	-	48,828
October 1, 2024 –October 31, 2024	-	N/A	-	48,828
November 1, 2024 – November 30, 2024	-	N/A	-	48,828
December 1, 2024 – December 31, 2024	-	N/A	-	48,828

(1)

The stock repurchase program was announced on April 24, 2014, whereby the Bancorp is authorized to repurchase up to 50,000 shares of the Bancorp’s common stock outstanding. There is no express expiration date for this program.

(2)

The number of shares above includes shares of common stock reacquired from the Bancorp’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Bancorp’s 2015 Stock Option and Incentive Plan. For the nine months ended September 30, 2024, 3,364 shares were reacquired at an average per share price of $24.18 pursuant to these tax withholding transactions.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101

The following materials from the Bancorp’s Form 10-Q for the quarterly period ended September 30, 2024, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statement of Comprehensive Income; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: November 14, 2024	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: November 14, 2024	/s/ Benjamin L. Schmitt
Benjamin L. Schmitt
Senior Vice President, Chief Financial
Officer and Treasurer